Form 10-K
period 1993-12-31
MERRILL LYNCH & CO INC
filed 1994-03-30
CIK 65100

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 1-7182

                           MERRILL LYNCH & CO., INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                13-2740599
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

        WORLD FINANCIAL CENTER
             NORTH TOWER
          250 VESEY STREET
         NEW YORK, NEW YORK                              10281
   (Address of principal executive                     (Zip Code)
               offices)
       Registrant's telephone number, including area code: (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------                     ------------------------------------
Common Stock-par value $1.33 1/3             New York Stock Exchange; Chicago
                                             Stock Exchange; The Pacific Stock
                                             Exchange; The Paris Stock
                                             Exchange; London Stock Exchange
                                             and The Tokyo Stock Exchange

Rights to Purchase Series A Junior           New York Stock Exchange; Chicago
Preferred Stock                              Stock Exchange; The Pacific Stock
                                             Exchange; The Paris Stock
                                             Exchange; London Stock Exchange
                                             and The Tokyo Stock Exchange

S&P 500 Market Index Target-Term             New York Stock Exchange
Securities ("MITTS") due August 29,
1997; S&P 500 MITTS due July 31, 1998;
European Portfolio MITTS due June 30,
1999; Global Telecommunications
Portfolio MITTS due October 15, 1998;
Stock Market Annual Reset Term Notes
("SMART Notes") due December 31, 1997;
SMART Notes due December 31, 1999
(Series A); Global Bond Linked
Securities ("GloBLS") due December 31,
1998; Equity Participation Securities
with Minimum Return Protection due June
30, 1999; Currency Protected Notes
("CPNs") due December 31, 1998

Constant Maturity U.S. Treasury Yield        American Stock Exchange
Increase Warrants, expiring August 25,
1995; Japan Index Equity Participation
Securities with Minimum Return
Protection due January 31, 2000; AMEX
Hong Kong 30 Index Call Warrants with
Optional Reset, expiring December 15,
1995; U.S. Dollar/Deutsche Mark Put
Currency Warrants, expiring March 15,
1995

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of February 23, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8.89 billion.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 212,582,125 shares of Common Stock (as of February 23, 1994) which includes 8,932,332 shares held by Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.*

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Merrill Lynch & Co., Inc. 1993 Annual Report to Stockholders (for the fiscal year ended December 31, 1993) are incorporated in Parts I and II by reference.
2. Certain portions of the Merrill Lynch & Co., Inc. Proxy Statement for its 1994 Annual Meeting of Stockholders dated March 14, 1994 are incorporated in Parts III and IV by reference.
- -------
*All amounts of shares of Common Stock presented herein reflect the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on November 24, 1993.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1. BUSINESS
- ----------------

   OVERVIEW

   Merrill Lynch & Co., Inc., a Delaware corporation ("ML & Co."),/*/ is a holding company that, through its subsidiaries and affiliates, provides investment, financing, insurance and related services. Such services include securities underwriting, trading and brokering, investment banking and other corporate finance advisory activities, investment advisory services, trading of foreign exchange, commodities and derivatives, banking and lending, and insurance sales and underwriting services.

   ML & Co.'s principal subsidiary, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), which traces its origin to a brokerage business founded in 1820, is one of the largest securities firms in the world. MLPF&S is a broker in securities, options contracts, and commodity and financial futures contracts, an underwriter of selected insurance products, a dealer in options and in corporate and municipal securities, and an investment banking firm.

   Merrill Lynch International Incorporated ("MLI"), through its branches, subsidiaries and affiliates, provides investment, financing, and related services on a global basis outside the United States and Canada. The principal subsidiaries and affiliates providing such services are Merrill Lynch International Limited ("MLIL"), Merrill Lynch Japan Incorporated ("MLJ") and Merrill Lynch Capital Markets A.G. ("ML Capital Markets"). In addition, Merrill Lynch International Bank Limited ("MLIB, Ltd."), Merrill Lynch Bank A.G. ("ML BAG") and other subsidiaries and affiliates of MLI engage in international banking and foreign exchange activities. Merrill Lynch Canada Inc. ("MLC"), a subsidiary of MLPF&S, provides institutional securities and futures contracts sales, trading and financing, corporate finance, and mergers and acquisitions services in Canada.

   Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued by the U.S. Government or guaranteed or issued by Federal agencies or instrumentalities. Merrill Lynch Asset Management, L.P. and its affiliates ("MLAM") manage mutual funds and provide investment advisory services. Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products, Inc. ("MLDP") are ML & Co.'s primary derivative product dealers and act as intermediaries and principals in a variety of interest-rate, currency and other derivative contracts. ML & Co.'s insurance operations consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life"), and the sale of life insurance and annuities through Merrill Lynch Life Agency Inc. and other life insurance agencies associated with MLPF&S.

   ML & Co. and certain subsidiaries engage in lending activities, including bridge financing, and extend credit in the form of senior term and subordinated debt to leveraged companies. The Corporation also provides investment, financing and related services through Merrill Lynch Business Financial Services Inc. ("MLBFS"), Merrill Lynch Money Markets Inc. ("MLMMI"), Merrill Lynch Mortgage Capital Inc.

- ----------
   /*/ For the purpose of convenient presentation, the term "Corporation," as it appears in the Consolidated Financial Statements and related Notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in this description of ML & Co.'s business, refers to Merrill Lynch & Co., Inc. and its consolidated subsidiaries. In addition, where the context requires, the term "ML & Co." includes such consolidated subsidiaries.

   ("MLMCI"), ML Futures Investment Partners Inc. ("MLFIP"), Merrill Lynch Credit Corporation ("MLCC"), Merrill Lynch Capital Partners, Inc. ("MLCP"), Merrill Lynch Interfunding Inc. ("MLIF"), Merrill Lynch, Hubbard Inc. ("MLH") and other subsidiaries of ML & Co. ML & Co. undertakes specialist activities through Merrill Lynch Specialists Inc. ("MLSI").

   Financial information concerning ML & Co. for each of the three fiscal years ended on the last Friday in December of 1993, 1992 and 1991 set forth on page 30 of the 1993 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference. Financial information with respect to ML & Co. by revenue category, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of ML & Co.'s consolidated revenues in any one of ML & Co.'s last three fiscal years, set forth on page 68 of the Annual Report is incorporated herein by reference. In addition, financial information with respect to ML & Co.'s operations by geographic area set forth in the Notes to Consolidated Financial Statements under the caption "Industry and Global Operations" on pages 66-67 of the Annual Report is incorporated herein by reference.

   On December 31, 1993, ML & Co. had approximately 41,900 full-time employees, compared to approximately 40,100 full-time employees on December 25, 1992. Of these full-time employees, as of year-end 1993 (1992 year-end numbers being indicated parenthetically), there were approximately 750 (675) employees in Canada and Latin America, 2,450 (2,160) employees in Europe and the Middle East, 1,200 (1,200) employees in the Asia/Pacific region and Australia, and 37,530 (36,045) employees in the United States.

   The financial services industry is highly competitive and highly regulated. The industry is also directly affected by general economic conditions, trends in business and finance and investor sentiment, as well as by interest rate changes, both domestically and internationally. Financial services revenues are particularly sensitive to the volume of securities transactions and securities price levels. Also, ML & Co.'s business activities are subject to varying degrees of risk and profitability depending upon the nature of the activity and the extent to which ML & Co. has placed its capital at risk. Capital is typically placed at risk in dealer transactions, investment banking and related transactions (including leveraged buyouts). The discussion on highly leveraged transactions set forth on pages 39-40 of the Annual Report under the caption "Non-Investment Grade Holdings and Highly Leveraged Transactions" and the information in the Notes to Consolidated Financial Statements under the caption "Concentrations of Credit Risk" on pages 65-66 of the Annual Report is incorporated herein by reference. In addition, the business of ML & Co. is subject to foreign exchange rate fluctuations, restrictive regulations by foreign governments and other factors inherent in international operations.

   While the discussion set forth below is organized by ML & Co. entity, the business activities involving these entitles are highly integrated, frequently requiring multiple affiliates to participate in a single transaction.

   MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED

   As of December 31, 1993, there were at MLPF&S approximately 6.9 million retail and institutional customer accounts worldwide (as compared to 7.0 million in 1992). In the United States, these accounts were served by approximately 12,100 financial consultants, including trainees (as compared to approximately 11,700 at year-end 1992), in approximately 470 retail branch and institutional offices in 49 states, the District of Columbia, Guam, the Virgin Islands, Puerto Rico, Canada (through its affiliate, MLC) and Taiwan. The discussion of international financial consultants and offices is set forth below under the caption "Merrill Lynch International Incorporated".

   BROKERAGE TRANSACTIONS

   A large portion of MLPF&S's revenues is generated by commissions earned as a broker (i.e., agent) for investors in the purchase and sale of corporate securities (primarily bonds and common and preferred stocks traded on securities exchanges or in the over-the-counter market). MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, corporate and high yield bonds, municipal securities, futures and options. MLPF&S provides such services to institutional investors and to individual investors.

   MLPF&S has established commission rates for all brokerage services it performs. However, for accounts that are actively traded, including institutional accounts, MLPF&S's policy is to negotiate commissions based on economies of size and the complexity of the transaction and, for institutional customers, the competitive climate and trading opportunities. Also, under the Blueprint/SM/ program, due to order processing efficiencies, individual customers can receive commission discounts on small transactions in equity securities, mutual funds and precious metals.

   MLPF&S also acts as a broker for investors in the purchase and sale of options contracts to purchase or sell common stocks, non-U.S. Government securities and currencies, as well as in the purchase and sale of options contracts on various indices. These options contracts are currently traded on the Chicago Board Options Exchange, the American Stock Exchange, the New York Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange and in the over-the-counter market.

   MLPF&S is a futures commission merchant that introduces to its affiliate, Merrill Lynch Futures Inc. ("MLF"), customer business for the purchase and sale of futures contracts and options on such futures contracts in substantially all exchange-traded commodity and financial futures products. All futures and futures options transactions are cleared through and carried by MLF, which holds memberships on all major commodity and financial futures exchanges in the United States. MLF also carries positions reflecting trades executed on exchanges outside of the United States. Memberships on certain of these exchanges are held by other affiliated companies, including Merrill Lynch, Pierce, Fenner & Smith (Brokers and Dealers) Limited and Merrill Lynch Futures (S) Pte. Ltd. As with any margin transaction, the risk of loss to MLF and its customers from the trading of futures contracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the nominal value of the actual futures contracts. MLF may have financial exposure if a customer fails to meet a margin call. However, net worth requirements, financial reviews, margin procedures and other credit standards established for MLF customer futures accounts are intended to limit this exposure. Futures contracts and options thereon are traded in the various futures markets, including the Chicago Board of Trade and the Chicago Mercantile Exchange and exchanges outside of the United States, such as the London International Financial Futures Exchange and the Singapore International Monetary Exchange. MLPF&S and certain of its affiliates, including MLGSI and MLCS, may also take proprietary market positions in the futures and futures options markets in certain instances.

   As a result of its membership in the clearing associations of various futures exchanges, MLF or any other futures clearing affiliates of the Corporation have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obligations to such clearing houses.

   DEALER TRANSACTIONS

   MLPF&S regularly makes a market in approximately 1,015 domestic common stocks and approximately 350 foreign securities traded in the over-the-counter market. Its market-making activities are conducted with customers and with other dealers. In addition, as a block positioner, MLPF&S regularly acts as a market maker in certain listed securities. MLPF&S is a dealer in municipal, mortgage-backed, asset-backed and corporate fixed-income securities, which are traded primarily in the over-the-counter market.

   As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions for customers in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In block positioning, MLPF&S purchases securities, including options, or sells such securities short for its own account without full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Positions typically are liquidated as soon as practicable and are not taken without an analysis of a given security's marketability. In addition, MLPF&S facilitates various trading strategies involving the purchase and sale of financial futures contracts and options, in connection with which it may establish positions for its own account and risk.

   MLPF&S engages as principal in certain commodity-related transactions, such as purchase and repurchase transactions and precious metals consignments. Other subsidiaries of ML & Co. also engage in interest rate and foreign currency swaps, and other derivative products transactions with third parties on a principal or an intermediary basis, and act as foreign exchange dealers. For further information on dealer transactions, see discussions set forth below under the captions "Merrill Lynch Government Securities Inc.," "Merrill Lynch Capital Services, Inc.," "Merrill Lynch Derivative Products, Inc." and "Banking and Trust Activities."

   MARGIN LENDING

   Securities transactions with customers are executed on either a cash or a margin basis. In a margin transaction, MLPF&S extends credit to the customer for a portion of the dollar value of the securities in the customer's account up to the limit imposed by internal MLPF&S policies and applicable margin regulations. The margin loan is collateralized by securities in the customer's margin account. Interest on margin debit balances is an important source of revenue to MLPF&S; the rates charged are higher than the rates paid on the funds that finance those loans. To finance margin loans, MLPF&S uses both funds on which it pays interest, which include borrowings from ML & Co., and funds on which it does not pay interest, which include its own capital and, to the extent permitted by regulations, customers' free credit balances. Also, funds derived from securities loaned may be used for making margin loans.

   INVESTMENT BANKING

   MLPF&S is a major investment banking firm that participates in every aspect of investment banking and acts in principal, agency and advisory capacities. It underwrites the sale of securities to the public and arranges for the private placement of securities with investors. MLPF&S also provides a broad range of financial and corporate advisory services, including advice on mergers and acquisitions, project financing, mortgage and lease financing, capital structure and specific financing opportunities.

   MLPF&S and its affiliates provide advice, valuations, and financing assistance, including the underwriting and private placement of high-yield securities, in connection with leveraged buyouts and other related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in such transactions, which vary in amount and form. In addition, the Corporation may provide substantial funds to clients on a temporary basis until permanent financing is obtained. Before MLPF&S and its affiliates take such positions, analysis is performed to establish the underlying creditworthiness of the client and to determine the likelihood of refinancing the transaction within a reasonable period. Additionally, MLPF&S and its affiliates occasionally retain equity interests in the subject companies in connection with their non-investment grade underwriting and merchant banking activities. The information set forth on pages 39-40 of the Annual Report under the caption "Non-Investment Grade Holdings and Highly Leveraged Transactions" and in the Notes to Consolidated Financial Statements under the caption "Concentrations of Credit Risk" on pages 65-66 of the Annual Report are incorporated herein by reference. See also discussions set forth below under the captions "Merrill Lynch Capital Partners, Inc." and "Merrill Lynch Interfunding Inc."

   SECURITIES AND ECONOMIC RESEARCH

   To provide its institutional and retail sales forces and customers with current information on investments and securities markets, MLPF&S maintains a Global Securities Research and Economics Group. It provides equity, fixed income, and economic research services on a global basis. The Securities Research Division includes a U.S. fundamental equity research staff of 90 analysts (as compared with 70 analysts in 1992) who follow companies in 57 major industry categories.

   The Global Securities Research and Economics Group provides fundamental equity research on a worldwide basis, with 35 analysts (as compared with 34 analysts in 1992) in London, Hong Kong, Tokyo, Singapore and Seoul. Fixed-income research professionals and economists are also located in London, Tokyo, Singapore and Frankfurt.

   By means of a computer-based opinion retrieval system available in each MLPF&S office or, if outside of the United States, in each affiliate office, current information and investment opinions on the common stocks of approximately 1,485 corporations worldwide are readily available to all MLPF&S customers through their financial consultants.

   The Securities Research Division also provides technical market and quantitative analysis, investment and fixed income strategy and credit research on municipal securities, preferred stock and corporate bonds, as well as futures research.

   OTHER ACTIVITIES

   In 1993, MLPF&S sold over $36.6 billion of mutual funds, including income, balanced and growth funds, of which approximately $19.4 billion represented sales of mutual funds that are advised by MLAM and its affiliates.

   MLPF&S also sponsors series of funds under the name Defined Asset Funds/SM/ that are unit investment trusts registered under the Investment Company Act of 1940. These funds consist of municipal obligations, corporate fixed-income securities, U.S. Government obligations, equity securities, or foreign debt and equity securities.

   The Merrill Lynch Consults (Registered Trademark) service, introduced in 1988, offers individual and institutional clients with $100,000 or more to invest, a convenient way to select and retain a discretionary investment manager from a pre-selected roster of investment managers participating in the service. The professional portfolio managers within the Merrill Lynch Consults service have been screened for many factors, including risk adjusted performance (generally for a period of ten years), depth of management experience and consistent application of investment style. The roster of more than twenty-five investment managers manages portfolios in seven risk categories consisting of equity, balanced and fixed-income accounts. For an annual fee, MLPF&S, through the Merrill Lynch Consults service, assists clients in identifying their investment objectives, selecting an investment manager based on those stated objectives, and periodically providing performance reports on their managed account. Merrill Lynch financial consultants and the investment manager are available to clients for ongoing consultation and can respond to questions clients may have regarding their portfolios. At the end of 1993, over $16 billion was held in accounts of clients subscribing to the Merrill Lynch Consults service.

   MLPF&S provides the Cash Management Account (Registered Trademark) ("CMA (Registered Trademark) account") financial service, which is offered in all MLPF&S retail offices. Through Visa (Registered Trademark) cards issued by Merrill Lynch National Financial and Merrill Lynch Bank & Trust Co. and checking services provided by Bank One, Columbus, N.A., the CMA service allows participating customers to access the assets in their securities accounts, including the redemption value of shares, if any, owned by the participating customer in various CMA money market funds and any balances maintained in certain money market deposit accounts maintained by one or more banks or savings associations (which may include Merrill Lynch National Financial and Merrill Lynch Bank & Trust Co.) through the Insured Savings/SM/ Account and, if the account is a margin account, the loan value of margin securities in such account. It also provides a vehicle for the automatic investment of free credit balances in shares of the CMA money market funds, or the automatic deposit of funds through the Insured Savings Account. MLPF&S domestically had over 1,442,000 CMA accounts at the close of 1993, with aggregate assets of approximately $320 billion. MLPF&S also offers the Capital Builder/SM/ Account ("CBA (Registered Trademark) account") service, which was developed to meet the needs of the emerging investor, through all MLPF&S retail offices. At the close of 1993 MLPF&S had approximately 294,000 CBA accounts with assets of over $11.7 billion.

   Through its subsidiary Broadcort Capital Corp. ("BCC"), MLPF&S provides security clearing services to approximately 70 unaffiliated broker-dealers, primarily on a basis that is fully disclosed to their customers. Introducing firms may also execute transactions through BCC's fixed-income desk and participate in unit investment trust fund underwritings sponsored by MLPF&S. While the introducing firm retains all sales functions, the customers of the introducing firm have their accounts serviced by BCC, and BCC handles all settlement and credit aspects of transactions.

   Wagner Stott Clearing Corp. ("WSCC"), also a subsidiary of MLPF&S, engages in professional clearing and other businesses similar to that of BCC. It clears transactions for specialists and market makers on the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and the Pacific Stock Exchange, clears commodities futures transactions for its clients through a divisional clearing arrangement with MLF and other futures commissions merchants, and clears transactions of arbitrageurs, customers and other professional trading entities. WSCC, which is a futures commissions merchant, also clears commodity futures transactions for its clients on the Philadelphia Board of Trade through the Intermarket Clearing Corporation.

   MLC, another subsidiary of MLPF&S, provides institutional securities and futures sales, trading and financing, corporate finance, and mergers and acquisitions services in Canada.


   MERRILL LYNCH INTERNATIONAL INCORPORATED

   MLI provides comprehensive investment, financing and related services to governments, corporations, other institutions and individuals on a global basis outside the U.S. and Canada through MLIL, MLJ, ML Capital Markets and other subsidiaries and affiliates. Information on international banking and foreign exchange activity is set forth below under the caption "Banking and Trust Activities."

   MLI's worldwide trading operations, through its subsidiaries and affiliates, particularly in London and Tokyo, make it one of the largest dealers and secondary market makers in Eurobonds and other internationally traded securities and futures. Subsidiaries and affiliates of MLI also engage in foreign exchange transactions (including options on foreign currencies) as a dealer, and, consequently, assume principal positions in numerous currencies and related options. Subsidiaries and affiliates of MLI are members of stock exchanges in Frankfurt, Hong Kong, London, Luxembourg, Montreal, Sydney, Tokyo, Toronto, Vancouver and Zurich among others.

   The investment, financing and market-making operations of MLI and its affiliates are conducted through a network of offices located in 29 countries outside the U.S. and Canada. This office system serves major "money center" institutions as well as thousands of smaller regional institutions and individual investors. As of December 31, 1993, these offices, and a small number of U.S. offices with international responsibilities, were staffed by approximately 1,010 retail and institutional financial consultants (which was the same number of financial consultants as in 1992) who were linked with the communications and trading network of MLPF&S.


   MERRILL LYNCH GOVERNMENT SECURITIES INC.

   MLGSI is a primary dealer in obligations issued or guaranteed by the U.S. Government or guaranteed or issued by Federal agencies or other government-sponsored entities including Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). It is one of 39 primary dealers in Government securities that reports its positions and activity daily to the Federal Reserve Bank of New York. It is also a dealer in GNMA, FNMA and FHLMC mortgage-backed-pass-through certificates.

   MLGSI's transactions in obligations of the U.S. Government, Federal agencies and government-sponsored entities involve large dollar amounts and small dealer spreads. It also deals in futures, options and forward contracts for its own account, to hedge its own risk and to facilitate customers' transactions. As an integral part of its business, MLGSI enters into repurchase agreements wherein it obtains funds by pledging its own securities as collateral. The repurchase agreements provide financing for MLGSI's dealer inventory, and serve as short-term investments for MLGSI's customers.

   MLGSI also enters into reverse repurchase agreements wherein it lends funds against the pledge of collateral by customers; such agreements provide MLGSI with needed collateral and provide MLGSI's customers with temporary liquidity for their investments in U.S. Government and agency securities. MLGSI enters into reverse repurchase agreements at an interest rate that generally is fractionally higher than that of repurchase agreements.

   MERRILL LYNCH ASSET MANAGEMENT, L.P.

   MLAM, the investment management arm of ML & Co., is one of the largest mutual fund managers in the world. Effective January 1, 1994, MLAM was restructured as a limited partnership. In 1993, sales of equity and bond funds managed by MLAM approximated $19.4 billion, as compared with $16.8 billion in 1992. MLAM's other major activity is separate account management. In this area, assets under management increased to $22.3 billion at the end of 1993 (which amount included approximately $6.0 billion of general account assets managed on behalf of insurance companies affiliated with MLAM) from approximately $20.2 billion in 1992 (which amount included approximately $7.7 billion of general account assets managed on behalf of insurance companies affiliated with MLAM). By the end of 1993, total assets under management approximated $160 billion, as compared with $138 billion at year-end 1992.

   MERRILL LYNCH CAPITAL SERVICES, INC.

   MLCS primarily acts as a counterparty in interest rate swaps and other interest rate and commodity related agreements, such as caps and floors, currency and commodity swaps, and other derivative products, including currency options, credit derivatives and certain equity-linked contracts. MLCS maintains positions in interest bearing securities, equity securities, financial futures and forward contracts, primarily to hedge assets and liabilities. In the normal course of business, MLCS enters into repurchase and resale agreements with certain affiliated companies.

   MERRILL LYNCH DERIVATIVE PRODUCTS, INC.

   MLDP intermediates certain derivative products (e.g., interest rate and currency swaps) between MLCS and highly-rated counterparties, addressing the increasing trend by swap customers to limit their trading to dealers with the highest credit quality. MLDP has been assigned an Aaa, AAA and an AAA counterparty rating by the rating agencies, Moody's, Standard & Poor's and Fitch, respectively. Customers meeting certain credit criteria enter into swaps with MLDP, and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

   MERRILL LYNCH MONEY MARKETS INC.

   MLMMI provides a full range of origination, trading and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances and certificates of deposit. MLMMI also originates medium-term notes issued by domestic and non-U.S. corporations and financial institutions, and, through its affiliate, MLPF&S, trades and markets such notes. It is a commercial paper dealer for domestic and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer in connection with the purchase of certificates of deposit from Federally-insured depository institutions; such instruments are resold to certain institutional customers such as thrift institutions, banks, insurance companies, pension plans and state and local governments. MLMMI, in cooperation with MLPF&S, originates the placement of additional certificates of deposit issued by such depository institutions that are sold to a broad range of retail customers of MLPF&S. MLMMI is a dealer for domestic and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets.

   MERRILL LYNCH MORTGAGE CAPITAL INC.

   MLMCI is a dealer in whole loan mortgages and mortgage servicing. MLMCI, through its CMO Passport (Registered Trademark) service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations (CMOs) and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements wherein it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory, and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements wherein it lends funds against the pledge of whole loan collateral by customers; such agreements provide MLMCI's customers with temporary liquidity for their investments in secured whole loans. MLMCI enters into reverse repurchase agreements at an interest rate that is fractionally higher than that of repurchase agreements.

   MERRILL LYNCH SPECIALISTS INC.

   MLSI acts as a specialist on the New York Stock Exchange and the Pacific Stock Exchange in equities that are allocated to MLSI by such exchanges. In addition, through arrangements with other organizations, it acts as a specialist in equities on the Boston Stock Exchange and in options on equities on the American Stock Exchange and Philadelphia Stock Exchange.

   MERRILL LYNCH CAPITAL PARTNERS, INC.

   MLCP acts as the general partner of two leveraged buyout funds, whose limited partners are institutional investors. The investment period for the first fund has expired and the investment period for the second fund will expire no later than June 30, 1994. During the investment periods, MLCP identifies, initiates, and completes, as the principal equity investor, acquisitions of companies or divisions of companies. Investments made by MLCP are funded by the limited partners. For each investment made by an MLCP-sponsored partnership, ML & Co. (through an affiliate) makes a co-investment of up to 20%. Total funds under management in the two funds now approximate $1.6 billion. The primary investment objective of the funds is to realize long-term capital appreciation. To further this objective, MLCP representatives assist in the development and implementation of corporate strategy and financial policy, and are involved in overall corporate governance through participation on the boards of directors of portfolio companies.

   On May 11, 1993, ML & Co. announced that, consistent with its desire to reduce the level of new commitments in long-term illiquid investments, MLCP would not act as the general partner of another leveraged buyout fund. As a result of this determination, ML & Co. stated that the principal employees of MLCP announced their intention to leave MLCP and ML & Co. and start a new fund. To better protect the interests of the investors in the two existing leveraged buyout funds for which MLCP acts as general partner, ML & Co. has entered into agreements with the principal employees of MLCP providing that ML & Co. will participate in the new fund as a limited partner with up to a $50 million contribution and will act as placement agent. In addition, at the time of the initial closing of the new fund, the principal employees of MLCP will cease being employees of MLCP, and will become consultants to MLCP under long-term contracts and as consultants will provide advice with respect to the management of the portfolio of investments in the two existing leveraged buyout funds.

   MERRILL LYNCH INTERFUNDING INC.

   MLIF has been a participant in middle-market leveraged acquisitions. Utilizing ML & Co.'s capital, MLIF has, as principal, provided senior and subordinated ("mezzanine") financing to, and acquired equity interests in, a portfolio consisting of approximately 50 companies. Currently, MLIF is not seeking new investment opportunities.

   ML FUTURES INVESTMENT PARTNERS INC.

   MLFIP serves principally as the general partner and commodity pool operator of commodity pools for which MLF acts as commodity broker and MLPF&S as selling agent. MLFIP also structures and sponsors managed futures investments to meet a variety of client objectives. MLFIP is one of the largest managed futures sponsors in the world as measured by assets under management and financial and personal resources. As of December 31, 1993, there was approximately $1.296 billion in equity invested or to be invested in 35 domestic and international commodity futures funds (as compared to $852 million in equity invested in 26 commodity futures funds at the end of 1992) which it has sponsored or has been selected to manage. MLFIP is an integrated business, whose capabilities include research, trading, finance, systems, operations, sales and marketing. MLFIP's responsibilities include selecting and monitoring trading advisors, as well as allocating and reallocating capital among them. Additionally, MLFIP is responsible for control of and accounting for the transactions and settlements for its funds, calculating net asset values on a daily basis, and providing monthly and annual fund reports to investors.

   MERRILL LYNCH INSURANCE GROUP, INC.

   Operations in insurance services consist of the underwriting of life insurance and annuities by MLLIC and ML Life, wholly-owned subsidiaries of Merrill Lynch Insurance Group, Inc. ("MLIG"), and the sale of life insurance and annuity products by insurance agencies affiliated with MLIG or otherwise associated with MLPF&S.

   MLLIC is an Arkansas stock life insurance company authorized to underwrite life insurance, annuities and accident and health insurance in 49 states, the District of Columbia, Guam and the U.S. Virgin Islands. MLLIC underwrites life insurance and annuities that are marketed to customers of MLPF&S; however, it does not presently underwrite accident and health insurance. At year-end 1993, MLLIC had approximately $10.9 billion of life insurance in force, as compared with $10.6 billion at year-end 1992. At year-end 1993, MLLIC had annuity contracts in force of approximately $6.1 billion in value as compared with $6.0 billion at year end 1992.

   ML Life is a New York stock life insurance company authorized to underwrite life insurance, annuities and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1993, ML Life had approximately $850 million of life insurance in force, compared to $802 million of life insurance in force at year-end 1992. At year-end 1993, ML Life had annuity contracts in force of approximately $533 million in value, as compared with $637 million at year-end 1992.

   MLIG, through licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S, sells life and health insurance and annuities. On a selective basis, such entities have entered into agency agreements with certain insurance companies for the sale of various life and health insurance and annuity products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

   MERRILL LYNCH CREDIT CORPORATION

   MLCC provides real estate-based lending products enabling clients to finance their residences, as well as to manage other personal credit needs. MLCC's PrimeFirst (Registered Trademark) mortgage is an adjustable rate first mortgage. As of December 31, 1993, the PrimeFirst program was available throughout the U.S., the Virgin Islands and the District of Columbia. MLCC also provides jumbo fixed-rate mortgages, as well as conventional fixed and adjustable rate mortgages, in all 50 states. MLCC's ParentPower (Registered Trademark) and Mortgage 100/SM/ products provide mortgage financing that is secured in part by securities in a client's MLPF&S brokerage account in lieu of the amount normally required as a down payment; these programs were available in 17 and 19 states, respectively as of December 31, 1993. MLCC's OMEGA/SM/ account provides financing secured by securities in an MLPF&S account. This program was introduced in 1993 and was available in 14 states as of December 31, 1993.

   Through the Equity Access (Registered Trademark) credit account service, MLCC provides to clients a revolving credit line, which is secured by their residential properties and may be accessed by check, and in most states, by a VISA (Registered Trademark) card. As of December 31, 1993, the Equity Access program was available in 48 states, the District of Columbia and the Virgin Islands. MLCC also acquires and services home equity credit lines and other mortgage loans for affiliated and unaffiliated financial institutions. MLCC also purchases mortgage servicing rights. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace.

   MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

   MLBFS is engaged in providing financing services to small- and medium-sized businesses in conjunction with the Working Capital Management/SM/ account ("WCMA (Registered Trademark) account") which MLPF&S provides to business customers. The WCMA account combines business checking, borrowing, investment and electronic funds transfer services into one account for participating business customers. As of December 31, 1993, including those offering Merrill Lynch Consults services, there were over 108,000 WCMA accounts which in the aggregate have investment assets of over $33 billion. In addition to providing qualifying customers with short-term working capital financing through the WCMA Commercial Line of Credit, MLBFS offers assistance to business customers with their term lending, equipment and other asset-based financing needs. In 1993, MLBFS originated over $495 million in new commercial loans for business customers. As of December 31, 1993, total outstanding loans were $535.2 million. Of this total, 97% were secured by tangible assets pledged by the businesses.

   MERRILL LYNCH, HUBBARD INC.

   MLH and its various subsidiaries are responsible for managing real estate investment programs that they sponsored and that were purchased by individual and institutional investors. As of December 31, 1993, a subsidiary of MLH functioned as the managing general partner of 9 public real estate limited partnerships with approximately 220,000 investors and managed, commercial and residential real estate investments, with an aggregate approximate value of $1.0 billion.

   BANKING AND TRUST ACTIVITIES

   Merrill Lynch Bank & Trust Co., a New Jersey state chartered institution insured by the Federal Deposit Insurance Corporation issues certificates of deposit and money market deposit accounts (including the Insured Savings Account for the CMA service), makes Equity Access and other secured consumer loans and issues CMA Visa (Registered Trademark) cards. Merrill Lynch National Financial, a Utah state chartered institution insured by the Federal Deposit Insurance Corporation, issues certificates of deposit and money market deposit accounts (including the Insured Savings Account for the CMA service), issues CMA Visa (Registered Trademark) Gold cards, and through a wholly-owned subsidiary, provides Equity Access loans.

   MLIB, Ltd., a United Kingdom bank, with branch offices in Singapore, Bahrain and Luxembourg, provides foreign exchange trading and collateralized lending services and accepts deposits. Merrill Lynch International Bank, an Edge Act corporation, provides foreign exchange trading services to corporations and institutions. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides portfolio management and individual client services to international private banking clients. Merrill Lynch Bank A.G., a German bank (with a branch office in Japan), engages in capital markets activities, such as underwriting, foreign exchange and swap and other derivative transactions.

   The Merrill Lynch Trust Companies (Merrill Lynch Trust Company, a New Jersey trust company; Merrill Lynch Trust Company, a Florida trust company; Merrill Lynch Trust Company of America, an Illinois trust company; Merrill Lynch Trust Company of California; and Merrill Lynch Trust Company of Texas) provide personal trust, employee benefit trust and custodial services in certain states. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited.

   OTHER ACTIVITIES

   Other subsidiaries develop investments for ML & Co. and for marketing to others, and are engaged in leasing transactions, venture capital investments, providing funds in connection with private placements, project financings, the origination and master servicing of hospital/health care facility mortgages and serving as a recordkeeping and dividend disbursing agent.

   COMPETITION

   All aspects of ML & Co.'s business are intensely competitive. Through its subsidiaries, it competes directly, both in the United States and internationally, with other domestic and foreign investment banking and securities firms, and with brokers and dealers in securities and commodities. Competition has also come from other sources, such as commercial banks and insurance companies and has included numerous international competitors, many having competitive advantages in their home markets. ML & Co., through its subsidiaries, also competes indirectly for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, and banks. ML & Co.'s competitive position depends to an extent on prevailing world-wide economic conditions and domestic and foreign governmental policies.

   ML & Co. competes for customers on the basis of price, the range of products it offers, the quality of its services, its financial resources, and product innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel.

   U.S. judicial and regulatory actions in recent years concerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities have resulted in increased competition in those aspects of MLPF&S's business. In addition, domestic legislative proposals are made from time to time which, if enacted, would also result in increased competition from banks and their affiliates.

   The insurance businesses of MLLIC and ML Life are highly competitive. Many companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than MLLIC and ML Life.

   REGULATION

   The securities and futures businesses conducted by subsidiaries of ML & Co. are subject to stringent regulation by the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission ("CFTC"), and other Federal and state agencies. MLPF&S, BCC, MLSI, and WSCC are also subject to regulation by the National Association of Securities Dealers, Inc. (the "NASD") and by the securities exchanges of which each is a member. They are further regulated as broker-dealers under the laws of the jurisdictions in which they operate. MLF, MLPF&S and WSCC are futures commission merchants regulated by the CFTC, the National Futures Association ("NFA") and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on MLF, MLPF&S and WSCC. MLGSI is a registered government securities dealer under the Government Securities Act of 1986 and is also subject to regulation by the NASD and the Chicago Board of Trade.
   The securities industry is one of the most highly regulated industries, and violations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker-dealers, emphasizing in particular the need for supervision and control by broker-dealers of their employees. In addition, the SEC, various banking regulators, the Financial Accounting Standards Board and Congressional committees, among others, are considering increased regulation of, and disclosure for, the derivatives business.

   As broker-dealers registered with the SEC and as members of U.S. exchanges, MLPF&S, MLSI, BCC and WSCC are subject to the SEC Uniform Net Capital Rule, designed to measure the general financial condition and liquidity of a broker-dealer. They are required to maintain minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML & Co. to make withdrawals of capital from such broker-dealers. MLGSI, as a government securities dealer, is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Additional information regarding net capital requirements set forth in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" appearing on page 58 of the Annual Report is incorporated herein by reference.

   In 1992 the SEC adopted its temporary risk assessment rules under the Market Reform Act of 1990. These rules require brokers and dealers to maintain and preserve records and other information concerning their material associated persons, as defined by the SEC. The rules also require such brokers and dealers to file with the SEC quarterly reports containing detailed financial information with respect to such affiliates. MLPF&S is the reporting broker and dealer for BCC and WSCC under these risk assessment rules; MLSI and Merrill Lynch Funds Distributor, Inc. are exempt from these rules; and MLGSI is not subject to these rules.

   MLPF&S and MLAM are registered with the SEC as investment advisers, as they are with certain states that require such registration.

   MLC is an investment dealer in Canada. It is regulated under the laws of the respective provinces, by their securities authorities and by the Investment Dealers Association of Canada. MLC is a member of all major Canadian exchanges and is subject to their rules and regulations.

   MLFIP is a commodity pool operator and commodity trading adviser registered with the CFTC, and is a member of the NFA in such capacities.

   ML Life is subject to extensive regulation and supervision by the New York State Insurance Department. MLLIC is subject to extensive regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.

   Merrill Lynch Bank & Trust Co. is regulated by the State of New Jersey and by the Federal Deposit Insurance Corporation. Merrill Lynch National Financial is regulated by the State of Utah and by the Federal Deposit Insurance Corporation.

   Merrill Lynch Trust Company (New Jersey), and its wholly-owned subsidiaries, MLBFS and MLCC, are regulated by the New Jersey Department of Banking. Merrill Lynch Trust Company (Florida) is regulated by the Florida Office of the Comptroller, Department of Banking and Finance. Merrill Lynch Trust Company of America is regulated by the Illinois Office of the Commissioner of Banks and Trust Companies. Merrill Lynch Trust Company of California is regulated by the California State Banking Department. Merrill Lynch Trust Company of Texas is regulated by the Texas State Banking Department.

   MLIB, Ltd. is regulated by the Bank of England and by the New York State Banking Department. The Bahrain branch of MLIB, Ltd. is supervised by the Bahrain Monetary Authority and the Bank's branch in Luxembourg is supervised by the Institute Monetaire Luxembourgeois. The Singapore branch of this bank is also regulated by the Monetary Authority of Singapore. Merrill Lynch International Bank is regulated by the Federal Reserve Bank of New York. Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. Merrill Lynch Bank A.G. is regulated by the Federal Banking Supervisory Agency of the Federal Republic of Germany, and its branch in Japan is regulated by the Ministry of Finance of Japan. Merrill Lynch Bank and Trust Company (Cayman) Limited is regulated by the Cayman Islands Bank Examiner.

   MLJ is regulated by the Ministry of Finance of Japan. The Corporation's business in the United Kingdom is governed by investment business regulations adopted in the United Kingdom pursuant to The Financial Services Act 1986, in particular by regulations administered by The Securities and Futures Authority Limited, a self-regulatory organization of financial services
   companies.   ML Capital Markets is regulated by the Swiss Federal Banking
   Commission.

ITEM 2.  PROPERTIES
- -------------------

   The executive offices and a significant portion of ML & Co.'s business activities are located in a building on 250 Vesey Street (the "North Tower") in the World Financial Center ("WFC") in New York City. Additional offices, operations and functions are located at 225 Liberty Street (the "South Tower") in the WFC.

   An ML & Co. affiliate is a partner in the partnership that holds the ground lessee's interest (including the right to grant occupancy and possession to tenants) in the North Tower. Another affiliate of ML & Co. holds separate long term leases in each of the North Tower and the South Tower.

   The rent commitments of the ML & Co. affiliate holding the leases in the North Tower and South Tower aggregate approximately $122 million per year for the first 15 years and approximately $179 million per year for the remaining 10 years of the leases, which commenced in 1988. The aforesaid rent commitments do not include offsetting rental income for approximately two-thirds of the South Tower which is subleased. In addition to the rent commitment, the affiliate holding the leases is generally responsible for all expenses incurred by the lessee in operating the buildings.

   Additional principal locations for ML & Co.'s business activities are held by affiliates of ML & Co. at the following facilities located in New Jersey: a fee-owned facility on 275 acres of property in Plainsboro; a fee-owned facility on 35 acres at 300 Davidson Avenue, Somerset (which is the replacement facility for a leased location in Somerset where the leases are expiring in 1994 and 1995); a leased facility in Piscataway (lease expiring in 2005); and a facility at 101 Hudson Street in Jersey City in which an ML & Co. affiliate holds an interest in partnerships that own the land and the building and in which another ML & Co. affiliate holds a long-term lease for office space housing support functions. Other significant properties used by the Corporation are at three New York City locations held by MLPF&S under leases expiring in 2000, 2007 and 2024, all exclusive of extensions. Affiliates of ML & Co. own in fee the regional service centers in Lakewood, Colorado and Somerset, New Jersey.

   Insurance activities are conducted by insurance subsidiaries of ML & Co. at locations in Plainsboro, New Jersey, Jacksonville, Florida (lease expiring in
   1994), New York City (lease expiring in 2000), Springfield, Massachusetts (sublease expiring in 1997) and at additional locations at MLPF&S branch offices throughout the United States.

   Merrill Lynch Europe Limited leases a building with approximately 250,000 square feet at Ropemaker Place, London. The lease commenced in 1987 and continues for 25 years with a right to cancel in the year 2002. This building serves as the headquarters for ML & Co.'s European and Middle Eastern operations.

   MLJ leases 90,000 square feet of office space in Tokyo. The lease, which expires in the year 2003, can be canceled at any time on six-months notice.

   Substantially all other offices, including over 500 branch offices, of ML & Co.'s subsidiaries throughout the world, are located in leased premises. The information regarding lease commitments of ML & Co. (including commitments for leases of premises) set forth in the Notes to Consolidated Financial Statements under the caption "Commitment and Contingencies - Leases" on page 66 of the Annual Report is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

   ML & Co. and certain of its subsidiaries, including MLPF&S, have been named as parties in numerous civil actions, including the following, arising out of their business activities. Each of the following actions is reported as of March 28, 1994. With respect to those actions that have not been terminated, ML & Co. and its subsidiaries are vigorously contesting their alleged liabilities and have asserted denials and defenses they believe to be meritorious.

   Several legal proceedings have arisen from securities trading transactions that occurred at year ends 1984-86 and 1988 between MLPF&S and MLGSI and a Florida insurance company, Guarantee Security Life Insurance Company ("GSLIC"), which is now in liquidation.

   One of the proceedings was resolved on December 22, 1993, when MLPF&S, without admitting or denying any violation, settled an SEC administrative proceeding concerning violations of the SEC's recordkeeping rules with respect to the year-end securities trades with GSLIC and certain unrelated securities transactions in 1986 with Reliance Insurance Company ("Reliance"). The SEC's order, which imposed a censure, is limited to recordkeeping violations with respect to the manner in which particular GSLIC and Reliance transactions were recorded on MLPF&S's books. The settlement is described in SEC Release No. 34-33367, issued December 22, 1993.

   A principal focus of the allegations in the following civil proceedings is an assertion that GSLIC's purpose in engaging in the year-end transactions was to distort its apparent financial condition. It is claimed that GSLIC's former officers and employees improperly took assets from the company and its investment portfolio declined substantially in value before its true financial condition became known to insurance regulators, GSLIC's policyholders, and the creditors of GSLIC and its parent company, Transmark USA, Inc. ("Transmark"). A complaint was brought by the Florida Department of Insurance as Receiver of GSLIC (the "Receiver") naming MLPF&S, MLGSI and a former managing director of MLPF&S among the defendants. Other defendants include former officers, directors, and shareholders of GSLIC and Transmark and GSLIC's former outside attorneys and accountants. State of Florida Department of Insurance, as Receiver of Guarantee Security Life Insurance Company v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, et al. (4th Judicial Circuit, Duval County, Florida, December 20, 1991). The complaint alleges state law claims against the above-mentioned Merrill Lynch defendants for fraud, breach of fiduciary duty, conspiracy, and aiding and abetting breach of duty arising from their involvement in the year-end trades with GSLIC, alleges that GSLIC was damaged in excess of $300 million, and seeks relief in an unspecified amount from the Merrill Lynch defendants.

   Substantially the same defendants are named in two consolidated lawsuits brought in federal court in Jacksonville, Florida, on behalf of an uncertified alleged class of purchasers of GSLIC insurance policies and annuities between 1984 and 1991. Haag v. Transmark U.S.A. Inc., et al., No. 91-864-CIV-J-16 (M.D. Fla., October 15, 1991), and Levine v. Transmark U.S.A. Inc., et al., No. 92-226-CIV-J-14 (M.D. Fla., February 28, 1992). The
   complaint alleges substantially the same claims as the Receiver's state court action as well as claims grounded in the Racketeer Influenced and Corrupt Organizations Act ("RICO") and Section 10(b) of the Securities Exchange Act of 1934 and seeks unspecified money damages. The court has stayed the actions pending resolution of the Receiver's action.

   The Resolution Trust Corporation ("RTC") as receiver for four failed savings institutions (CenTrust Association Savings Bank, Imperial Savings Association, FarWest Savings and Loan Association, and Columbia Savings and Loan Association) in January and

   April, 1993 filed civil actions in federal court in Jacksonville, Florida, seeking to recover damages as a result of purchases by the four institutions of securities issued by Transmark, GSLIC's parent corporation. The Merrill Lynch defendants had no role in the purchases and sales of the Transmark securities, but the year-end transactions with GSLIC allegedly inflated the value of the Transmark securities purchased. Resolution Trust Corporation v. Transmark U.S.A. Inc., et al., No. 93-112-CIV-J-16 (M.D. Fla.); Resolution Trust Corporation v. Merrill Lynch & Co., Inc., et al., No. 93-523-CIV-J-16 (M.D. Fla.). Resolution Trust Corporation v. Merrill Lynch & Co., Inc., et al., No. 93-524-CIV-J-16 (M.D. Fla.). The claims alleged are substantially similar to those in the Haag/Levine action mentioned above. The defendants include ML & Co., MLPF&S, MLGSI, a former MLPF&S managing director and former officers, directors and employees of Transmark and GSLIC. In April, 1993, Trans-Resources Inc., a company that alleges it also purchased Transmark securities, filed a complaint substantially following the allegations of the RTC's complaints and naming substantially the same defendants. Trans-Resources, Inc. v. Transmark U.S.A. Inc., et al., No. 93-601-CIV-J-16 (M.D. Fla.). The RTC and Trans-Resources complaints seek compensatory and punitive damages in unspecified amounts, trebling of damages under the RICO claim, rescissory relief, and reimbursement of costs of suit.

   Two stockholders of ML & Co., Charles Miller and Kenneth Steiner, in October, 1991 commenced derivative actions, now consolidated, in New York State Supreme Court. (Index No. 29885/91). The plaintiffs assert claims for breach of fiduciary duties in connection with the year-end securities transactions with GSLIC against all present directors of ML & Co. who were directors at the times of those trades, and other claims against Transmark and one of Transmark's principals. The damages sought in this action are unspecified. The defendants' motions to dismiss on various grounds were denied, subject to possible further appellate review. However, the court has stayed the action for all purposes pending a resolution of the above-mentioned related litigation in Florida.

   Management believes that ML & Co. and its subsidiaries have strong defenses to any allegations of wrongdoing by them in connection with all actions involving the year-end trades with GSLIC and intends to contest such claims vigorously.

   The ultimate outcome of the actions described above and other civil actions, arbitration proceedings and claims pending against ML & Co. or its subsidiaries as of March 28, 1994 cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty. Nevertheless, it is the opinion of the management of ML & Co. that the resolution of these matters will not have a material adverse effect on the consolidated financial statements of ML & Co.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The following table sets forth certain information concerning executive officers of ML & Co. as of March 15, 1994.


NAME AND AGE                 PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                             MARCH, 1989/*/
Herbert M. Allison, Jr., 50  Executive Vice President, Investment Banking Group
                             since May, 1993; Executive Vice President, Finance
                             and Administration from October, 1990 to April,
                             1993; Executive Vice President, Administration
                             from July, 1989 to October, 1990; Senior Vice
                             President, Human Resources from January, 1986 to
                             July, 1989.

Edward L. Goldberg, 53       Executive Vice President, Operations, Systems and
                             Telecommunications since April, 1991 (and
                             responsible for Corporate Real Estate and
                             Purchasing since March, 1993); Director and
                             Executive Vice President of MLPF&S since May,
                             1991; from January, 1991 to April, 1991, performed
                             senior management responsibilities in the
                             Operations, Systems and Telecommunications
                             Division; Senior Vice President of Equity Markets,
                             Professional Securities Services Group of MLPF&S,
                             September, 1988 to December, 1990.

Stephen L. Hammerman, 55     Vice Chairman of the Board since April, 1992;
                             Executive Vice President from June, 1985 to April,
                             1992; General Counsel since October, 1984; General
                             Counsel of MLPF&S since March, 1981.

Jerome P. Kenney, 52         Executive Vice President, Corporate Strategy,
                             Credit and Research since May, 1993; Executive
                             Vice President, Corporate Strategy and Research
                             from October, 1990 to April, 1993; Executive Vice
                             President and President of the Capital Markets
                             Sector from September, 1984 to October, 1990.

David H. Komansky, 54        Executive Vice President, Debt and Equity Markets
                             Group since May, 1993; Executive Vice President,
                             Debt Markets Group from June, 1992 to April, 1993;
                             Executive Vice President, Equity Markets Group
                             from October, 1990 to May, 1992; Senior Vice
                             President and National Sales Director of MLPF&S
                             from February, 1988 to October, 1990.

Winthrop H. Smith, Jr., 44   Executive Vice President, International since
                             June, 1992; National Sales Director of Eastern
                             Division from November, 1990 to May, 1992; Regional
                             Director of Mid-Atlantic Region from July, 1985 to
                             November, 1990.

- ----------
/*/  Unless otherwise indicated, the offices listed are of ML & Co. Under
     ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify; all Executive Officers are elected by the Board of Directors.


NAME AND AGE                 PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                                              MARCH, 1989/*/
John L. Steffens, 52         Executive Vice President, Private Client Group
                             since October, 1990; Executive Vice President of
                             the Consumer Markets Sector from July, 1985 to
                             October, 1990.

Daniel P. Tully, 62          Chairman of the Board since June, 1993; Chief
                             Executive Officer since May, 1992; President and
                             Chief Operating Officer since July, 1985; Chairman
                             of the Board, President, and Chief Executive
                             Officer of MLPF&S since July, 1985.

Joseph T. Willett, 42        Chief Financial Officer since April, 1993;
                             Controller since April, 1992; Senior Vice
                             President since February, 1991; Treasurer from
                             February, 1991 to April, 1992; First Vice
                             President of MLPF&S from January, 1988 to
                             February, 1991.

Arthur H. Zeikel, 61         Executive Vice President, Asset Management Group
                             since October, 1990; Director, Corporate Strategy
                             from July, 1988 to October, 1990; President and
                             Chief Investment Officer of Merrill Lynch Asset
                             Management since November, 1976.

- ----------
/*/  Unless otherwise indicated, the offices listed are of ML & Co. Under
     ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify; all Executive Officers are elected by the Board of Directors.


                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

      In response to this Item 5, the information set forth in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" on page 58 of the Annual Report; the information on page 69 of the Annual Report under the caption "Dividends Per Common Share" and the caption "Stockholder Information" is incorporated herein by reference. The Common Stock of ML & Co. (trading symbol MER) is listed on the following stock exchanges: New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange, Paris Bourse, London Stock Exchange and Tokyo Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

      In response to this Item 6, the information contained in the financial table "Selected Financial Data" on page 30 of the Annual Report excluding the financial ratios and the other data set forth therein under the headings "Financial Ratios" and "Other Statistics" and the information set forth on page 68 of the Annual

      Report is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 45-67 in the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

      In response to this Item 7, the financial information set forth under the caption "Financial Ratios--Leverage" on page 30 of the Annual Report, the discussion on pages 32-42 (up to the caption "Risk Management") of the Annual Report and the information in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" on page 58 of the Annual Report is incorporated herein by reference and such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 45-67 in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

      In response to this Item 8, the information set forth in the Consolidated Financial Statements and the Notes thereto on pages 45-67 in the Annual Report, the Independent Auditors' Report on page 67 in the Annual Report and the information on page 69 of the Annual Report under the caption "Quarterly Information" is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------

      In response to this Item 10, the information set forth under the caption "Election of Directors" on pages 4-7 and in the fourth paragraph on page 25 of ML & Co.'s Proxy Statement dated March 14, 1994 (the "Proxy Statement") and the information set forth in Part I hereof under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

      In response to this Item 11, the information set forth under the caption "Executive Compensation" on pages 14-27 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

      In response to this Item 12, the information set forth on pages 1-2 and the information set forth under the caption "Election of Directors" on pages 4-7 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

      In response to this Item 13, the information set forth on pages 24-25 of the Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- ---------------------------------------------------------------------------

 (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

      1. Financial Statements

         The financial statements are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

      2. Financial Statement Schedules

         The financial statement schedules required to be filed hereunder are listed on page F-1 hereof and the schedules included herewith appear on pages F-2 through F-10 hereof.

      3. EXHIBITS

         Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Registration Statements on Form S-3 are designated herein as "10-Q," "10-K," "8-K" and "S-3," respectively.

         (3) ARTICLES OF INCORPORATION AND BY-LAWS.

             (i)(a) Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

                (b) Certificate of Amendment, dated April 29, 1993, of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

                (c) Certificate of Designation dated March 30, 1988 for Remarketed Preferred Stock Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

                (d) Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

            (e) Form of Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

           (ii) By-Laws of ML & Co., effective as of October 25, 1993 (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

         (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

             Pursuant to Item 601(b)(4)(iii) (A) of Regulation S-K , the Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Registrant, none of which instruments, including the Exhibits listed in 4(iv) to (xxxv) below, authorize an amount of securities that exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. For convenience purposes, the Registrant hereby files as Exhibits 4(iv) through (xxxv) the form of each long-term security issued by the Registrant from January 1, 1993 through March 25, 1994.

              (i) Senior Indenture, dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992.

             (ii) Supplemental Indenture to the Senior Indenture, dated as of March 15, 1990, between ML & Co., and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

            (iii) Senior Indenture, dated as of October 1, 1993, between ML & Co. and The Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

             (iv) Form of ML & Co.'s Step-Up Notes due January 26, 2000 (Exhibit 4 to 8-K dated January 26, 1993).

              (v) Form of ML & Co.'s S&P 500 (Registered Trademark) Market Index Target-Term Securities/SM/ due July 31, 1998 (Exhibit 4 to 8-K dated January 28, 1993).

             (vi) Form of ML & Co.'s Global Telecommunications Portfolio Market Index Target-Term Securities/SM/ due October 15, 1998 (Exhibit 4 to 8-K dated September 13, 1993).

- ----------------------
"S&P 500" is a registered service mark of Standard & Poor's Inc.

            (vii) Form of ML & Co.'s European Portfolio Market Index Target-Term Securities/SM/ due June 30, 1999 (Exhibit 4 to 8-K dated December 30, 1993).

           (viii) Form of ML & Co.'s Currency Protected Notes due December 31, 1998 (Exhibit 4 to 8-K dated July 7, 1993).

             (ix) Form of ML & Co.'s Equity Participation Securities with Minimum Return Protection due June 30, 1999 (Exhibit 4 to 8-K dated June 28, 1993).

              (x) Form of ML & Co.'s Japan Index Equity Participation Securities with Minimum Return Protection due January 31, 2000 (Exhibit 4 to 8-K dated January 27, 1994).

             (xi) Form of ML & Co.'s Stock Market Annual Reset Term Notes/SM/, Series A, due December 31, 1999 (Exhibit 4 to 8-K dated April 29, 1993).

            (xii) Form of ML & Co.'s Global Bond Linked Securities due December 31, 1998 (Exhibit 4 to 8-K dated February 22,
                    1993).

           (xiii) Form of ML & Co.'s Fixed Rate Medium-Term Notes, Series B (Exhibit 4(xiii) to 3rd Quarter 1993 10-Q).

            (xiv) Form of ML & Co.'s Floating Rate Medium-Term Notes, Series B (Exhibit 4(xiv) to 3rd Quarter 1993 10-Q).

             (xv) Form of ML & Co.'s New Peso-Linked Medium-Term Notes, Series B, due February 9, 1995 (Exhibit 4(ppp) to S-3 (File No. 33-52647)).

            (xvi) Form of ML & Co.'s Italian Lira Principal Linked Medium-Term Notes, Series B, due February 3, 1995 (Exhibit 4(lll) to S-3 (File No. 33-52647)).

           (xvii) Form of ML & Co.'s Multi-Currency Medium-Term Notes, Series B (Exhibit 4(fff) to S-3 (File No. 33-52647)).

          (xviii) Form of ML & Co.'s Japanese Yen Swap Rate Linked Medium-Term Notes, Series B (Exhibit 4(mmm) to S-3 (File No. 33-52647)).

            (xix) Form of ML & Co.'s Nine-Month Renewable Floating Rate Medium-Term Notes, Series B, due October 9, 1996 (Exhibit 4(ix) to 3rd Quarter 1993 10-Q).

             (xx) Form of ML & Co.'s Three Year Japanese Yen Duration Enhanced Medium-Term Notes, Series B, with JPY Exposure on Gain/Loss due November 1, 1996 (Exhibit 4(xv) to 3rd Quarter 1993 10-Q).

            (xxi) Form of ML & Co.'s Swap Spread Linked Medium-Term Notes due May 20, 1998 (Exhibit 4(vii) to 2nd Quarter 1993 10-Q).

           (xxii) Form of ML & Co.'s Inverse Floating Rate Medium-Term Notes due September 15, 1998 (Exhibit 4(vii) to 3rd Quarter 1993 10-Q).

          (xxiii) Form of ML & Co.'s Inverse Floating Rate Medium-Term Notes, Series B, due October 19, 1998 (Exhibit 4(xii) to 3rd Quarter 1993 10-Q).

           (xxiv) Form of ML & Co.'s Step-Up Medium-Term Notes due May 20, 2008 (Exhibit 4(viii) to 2nd Quarter 1993 10-Q).

            (xxv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B (Exhibit 4(ccc) to S-3 (File No. 33-52647)).

           (xxvi) Form of ML & Co.'s Japanese Yen Yield Curve Flattening Medium-Term Notes, Series B (Exhibit 4(ddd) to S-3 (File No. 33-52647)).

          (xxvii) Form of ML & Co.'s 4 3/4% Notes due June 24, 1996 (Exhibit 4 to 8-K dated June 24, 1993).

         (xxviii) Form of ML & Co.'s 5% Notes due December 15, 1996 (Exhibit 4 to 8-K dated December 22, 1993).

           (xxix) Form of ML & Co.'s 6 1/4% Notes due January 15, 2006 (Exhibit 4 to 8-K dated January 20, 1994).

            (xxx) Form of ML & Co.'s 6 1/4% Notes due October 15, 2008 (Exhibit 4 to 8-K dated October 15, 1993).

           (xxxi) Form of ML & Co.'s 6 3/8% Notes due September 8, 2006 (Exhibit 4 to 8-K dated September 8, 1993).

          (xxxii) Form of ML & Co.'s 6 7/8% Notes due March 1, 2003 (Exhibit 4 to 8-K dated March 1, 1993).

         (xxxiii) Form of ML & Co.'s 7% Notes due April 27, 2008 (Exhibit 4 to 8-K dated April 27, 1993).

          (xxxiv) Form of ML & Co.'s 7.05% Notes due April 15, 2003 (Exhibit 4 to 8-K dated April 15, 1993).

           (xxxv) Form of ML & Co.'s Constant Maturity Treasury Indexed Notes due March 24, 1997 (Exhibit 4 to 8-K dated March 24, 1994).


        (10)   MATERIAL CONTRACTS

                     COMPENSATION PLANS AND ARRANGEMENTS

              (i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended July 27, 1992 (Exhibit 10(iv) to 2nd Quarter 1992 10-Q).

             (ii) Form of ML & Co. 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees (Exhibit 10(i) to 3rd Quarter 1993 10-Q).

            (iii) ML & Co. Long-Term Incentive Compensation Plan, as amended as of October 25, 1993.

             (iv) ML & Co. Equity Capital Accumulation Plan, as amended as of October 25, 1993 (Exhibit 10(iii) to 3rd Quarter 1993 10-Q).

              (v) ML & Co. Executive Officer Compensation Plan (effective as of January 1, 1994 upon receipt of ML & Co. stockholder approval) (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders filed in Schedule 14A on March 14, 1994 ("Proxy Statement")).

             (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement).

            (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 3rd Quarter 1992 10-Q).

           (viii) Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 2nd Quarter 1991 10-Q).

             (ix) Amendment dated April 30, 1992 to Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 2nd Quarter 1992 10-Q).

              (x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(i) to 3rd Quarter 1992 10-Q).

             (xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co.

            (xii) Written description of ML & Co.'s incentive compensation programs.

           (xiii) Written description of ML & Co.'s compensation policy for directors (Page 24 of ML & Co.'s Proxy Statement).

            (xiv) Merrill Lynch KECALP Growth Investments Limited Partnership 1983 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).

             (xv) Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-87962)).

            (xvi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

           (xvii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

          (xviii) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

            (xix) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

                     --  10(xx) to (xxv) intentionally omitted  --

               AGREEMENTS RELATING TO THE WORLD FINANCIAL CENTER
               -------------------------------------------------

           (xxvi) The following documents relate to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                   (a) Reimbursement Agreement between Olympia & York Tower D
                       Company ("D Company") and Merrill Lynch/WFC/L, Inc. ("WFC/L"), dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22, 1990).

                   (b) Reimbursement Agreement between Olympia & York Tower B
                       Company ("B Company") and WFC/L, dated as of August 24, 1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

                /*/(c) Agreement of Lease (with respect to Parcel D), dated as of February 26, 1988, between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

                /*/(d) Guaranty and Assumption Agreement dated as of February
                       26, 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to 1992 10-K).

                /*/(e) Agreement of Lease (with respect to Parcel B) dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

                /*/(f) Guaranty and Assumption Agreement dated as of September
                       29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

                /*/(g) Restated and Amended Partnership Agreement of D
                       Company, executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992 10-K).

                /*/(h) Agreement of Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

- -------------
/*/     Confidential treatment has been requested for portions of this exhibit.

                 /*/(i) Agreement of Sublease (with respect to a portion of Parcel B) dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xviii)(i) to Form 8 dated June 6, 1991).

                 /*/(j) Agreement of Sublease (with respect to a portion of Parcel B), dated December 17, 1993 between WFC/L and Deloitte & Touche.

          (xxvii) The following are amendments to certain of the documents that are related to ML & Co. occupation of office space in buildings at the World Financial Center, New York, New York:


                    (a) First Amendment to Building D Agreement to Lease, Leasehold Improvements Agreement and Reimbursement Agreement (with respect to Parcel D) dated as of July 12, 1985 between D Company and WFC/L (Exhibit 10(iii) to 8-K dated January 22, 1990).

                    (b) First Amendment to Building B Agreement to Lease, Reimbursement Agreement Second Amendment to Leasehold Improvements Agreement (with respect to Parcel B) dated as of July 12, 1985 between B Company and WFC/L (Exhibit 10(iv) to 8-K dated January 22, 1990).

                    (c) Second Amendment to Reimbursement Agreement (with respect to Parcel D) dated as of February 26, 1988 between D Company and WFC/L (Exhibit 10(iv) to 1st Quarter 1993 10-Q).

                 /*/(d)  Amended and Restated Second Amendment to
                         Reimbursement Agreement (with respect to Parcel B) dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(v) to 1st Quarter 1993 10-Q).

                    (e)  Amendment of Agreement of Lease (with respect to Parcel
                         D) dated as of September 29, 1988 between D Company and WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

                    (f) First Amendment to Agreement of Sublease, dated as of September 29, 1988, between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(v) to 1st Quarter 1989 10-Q).

                    (g) Letter Amendment to the Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of February 26, 1988, between O&Y Tower D Holding Company I (which has succeeded to the interest of O&Y U.S. Development Corp.), O&Y Tower D Holding Company II and HQ North Company, Inc. (formerly known as O&Y Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter 1993 10-Q).

- -----------------
/*/   Confidential treatment has been requested for portions of this exhibit.

                   (h) Third Amendment to Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of July 12, 1990, among O&Y I, O&Y II and HQ North (Exhibit 10(xxix)(i) to 1990 10-K).

                /*/(i) Second Amendment, dated as of December 26, 1990, to Agreement of Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

                /*/(j) Second Amendment, dated as of January 5, 1994 to Agreement of Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America Inc.

                    In addition to the foregoing agreements, various guarantees, security agreements and related documents were granted by or to Olympia & York Developments Limited and by or to O & Y Equity Corp. to or by ML & Co. in connection with the World Financial Center transactions. Exhibits to the documents listed in items (xxvi) and (xxvii) above have been omitted, except where such exhibits are material to the transactions.

           (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           (12) STATEMENT RE COMPUTATION OF RATIOS (Exhibit 12 to 8-K dated March 9, 1994).

           (13) 1993 ANNUAL REPORT TO STOCKHOLDERS.

           (21) SUBSIDIARIES OF THE REGISTRANT.

           (23) CONSENT OF INDEPENDENT AUDITORS.

     (b)   REPORTS ON FORM 8-K

           The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1993 with the Commission under the caption "Item 5. Other Events":

            (i) Current Report on Form 8-K dated October 7, 1993, for the purpose of filing the form of ML & Co. Indenture between ML & Co. and The Chase Manhattan Bank, N.A., dated as of October 1, 1993.

           (ii) Current Report on Form 8-K dated October 11, 1993, for the purpose of filing Preliminary Unaudited Earnings Summaries for the three- and nine-month periods ended September 24, 1993.

          (iii) Current Report on Form 8-K dated October 15, 1993, for the purpose of filing the form of ML & Co.'s 6 1/4% Notes due October 15, 2008 and the opinion of counsel relating hereto.

- ----------
/*/ Confidential treatment has been requested for portions of this exhibit.

          (iv) Current Report on Form 8-K dated October 27, 1993, for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 24, 1993 and statements regarding computation of ratios.

           (v) Current Report on Form 8-K dated December 22, 1993, for the purpose of filing the form of ML & Co.'s 5% Notes due December 15, 1996 and the opinion of counsel relating thereto.

          (vi) Current Report on Form 8-K dated December 22, 1993, for the purpose of reporting the settlement of a SEC administrative proceeding.

         (vii) Current Report on Form 8-K dated December 27, 1993, for the purpose of filing the form of Warrant Agreement between ML & Co. and Citibank, N.A., dated as of December 27, 1993, including a form of the AMEX Hong Kong 30 Index Call Warrants and the opinion of counsel relating thereto.

        (viii) Current Report on Form 8-K dated December 30, 1993, for the purpose of filing the form of ML & Co.'s European Portfolio Market Index Target-Term Securities due June 30, 1999 and the opinion of counsel relating thereto.




                                INDEMNIFICATION

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows:

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                          DESCRIPTION OF COMMON STOCK

      The authorized capital stock of ML & Co. consists of 500,000,000 shares of capital stock, par value $1.33 1/3 per share ("Common Stock"), and 25,000,000 shares of preferred stock, par value $1.00 per share, issuable in series ("Preferred Stock"). As of February 23, 1994, 212,582,125 shares of Common Stock were outstanding. The shares of Common Stock have no preemptive or conversion rights, redemption provisions or sinking fund provisions. The outstanding shares of Common Stock are duly and validly issued, fully paid and nonassessable. Each share is eligible to participate in the Rights under the Rights Plan referenced below, to the extent specified therein, to purchase certain securities upon the occurrence of certain events specified in such Rights Plan.

      The Board of Directors of ML & Co., without further action by stockholders, has the authority to issue all of the 25,000,000 shares of Preferred Stock, which are currently authorized, from time to time in one or more series and, with respect to each such series, has authority to fix the powers (including voting power), designations, preferences as to dividends and liquidation, and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof. As of February 23, 1994, there were 3,000 shares of ML & Co.'s Remarketed Preferred/SM/ Stock issued of which 1,938 were outstanding, which has dividend and liquidation preferences over Common Stock and over Series A Junior Preferred Stock issuable pursuant to a Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), which is set forth herein as Exhibit 3(i)(e).

                           MERRILL LYNCH & CO., INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                        ITEMS (14)(A)(1) AND (14)(A)(2)

                                                     PAGE REFERENCE
                                                    -----------------
                                                               ANNUAL
                                                    FORM 10-K  REPORT
                                                    ---------  ------
FINANCIAL STATEMENTS
- --------------------
Statements of Consolidated Earnings, Year Ended
Last Friday in December 1993, 1992 and 1991                        45

Consolidated Balance Sheets, December 31, 1993
and December 25, 1992                                           46-47

Statements of Changes in Consolidated
Stockholders' Equity, Year Ended Last Friday in
December 1993, 1992 and 1991                                       48

Statements of Consolidated Cash Flows, Year
Ended Last Friday in December 1993, 1992 and
1991                                                               49

Notes to Consolidated Financial Statements                      50-67

Independent Auditors' Report                                       67

FINANCIAL STATEMENT SCHEDULES
- -----------------------------
Independent Auditors' Report                            F-2

Schedule III  Condensed Financial Information
              of Registrant                           F-3-F-8

Schedule  IX  Short-Term Borrowings
              (Consolidated) Years Ended
              December 31, 1993, December 25,
              1992 and December 27, 1991                 F-9

Schedule   X  Supplementary Income Statement
              Information (Consolidated),
              Years Ended December 31, 1993,
              December 25, 1992 and December
              27, 1991                                   F-10

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

  (i)  Selected Financial Data                                     30
 (ii)  Management's Discussion and Analysis
       (excluding Risk Management beginning
       on page 42)                                              32-42
(iii)  Five-Year Financial Summary                                 68
 (iv)  Quarterly Information                                       69

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto which are incorporated herein by reference to the Registrant's Annual Report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Company") as of December 31, 1993 and December 25, 1992 and for each of the three years in the period ended December 31, 1993 and have issued our report thereon dated February 28, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included Schedules III, IX and X, listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche

New York, New York
February 28, 1994

                                                                    SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
                        CONDENSED STATEMENTS OF EARNINGS
                        --------------------------------
     YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991
     ----------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                     1993       1992       1991
                                               ----------  ---------  ---------
                                               (53 WEEKS) (52 WEEKS) (52 WEEKS)
REVENUES
 Management service fees (from affiliates)...  $  260,156  $ 230,452 $  223,922
 Interest (principally from affiliates)......     921,394    724,562    906,202
 Other.......................................       4,107      5,231      4,872
                                               ----------  ---------  ---------
 Total Revenues..............................   1,185,657    960,245  1,134,996
 Interest Expense............................     948,223    856,038  1,108,589
                                               ----------  ---------  ---------
 Net Revenues................................     237,434    104,207     26,407
                                               ----------  ---------  ---------
NON-INTEREST EXPENSES
 Compensation and benefits...................     205,839    193,032    204,127
 Other.......................................     355,494    265,583    203,304
                                               ----------  ---------  ---------
 Total Non-Interest Expenses.................     561,333    458,615    407,431
                                               ----------  ---------  ---------
LOSS BEFORE INCOME TAX BENEFITS, EQUITY IN
 EARNINGS OF AFFILIATES AND CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES.........    (323,899)  (354,408)  (381,024)
  INCOME TAX BENEFITS........................    (105,243)  (153,765)  (239,129)
                                               ----------  ---------  ---------
LOSS BEFORE EQUITY IN EARNINGS OF AFFILIATES
 AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNT-
 ING PRINCIPLES..............................    (218,656)  (200,643)  (141,895)
  EQUITY IN EARNINGS OF AFFILIATES...........   1,613,015  1,153,048    838,012
                                               ----------  ---------  ---------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES....................   1,394,359    952,405    696,117
  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (NET OF APPLICABLE INCOME TAXES
   OF $25,075 IN 1993 AND $55,291 IN 1992)...     (35,420)   (58,580)       --
                                               ----------  ---------  ---------
NET EARNINGS.................................  $1,358,939  $ 893,825  $ 696,117
                                               ==========  =========  =========
NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS................................  $1,353,558  $ 887,486  $ 678,392
                                               ==========  =========  =========

See Notes to Condensed Financial Statements

                                                                    SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------
                    DECEMBER 31, 1993 AND DECEMBER 25, 1992
                    ---------------------------------------
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

                                                             1993         1992
                                                      -----------  -----------
ASSETS
- ------
Cash and cash equivalents............................ $    78,438  $     2,564
Loans to, receivables from and preference securities
 of affiliates.......................................  31,666,915   22,466,212
Investments in affiliates, at equity.................   5,421,164    4,570,404
Property, leasehold improvements and equipment (net
 of accumulated depreciation and amortization of
 $264,090 in 1993 and $230,774 in 1992)..............     281,777      302,809
Other receivables and assets.........................     740,653      636,844
                                                      -----------  -----------
TOTAL ASSETS......................................... $38,188,947  $27,978,833
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
Commercial paper and other short-term borrowings..... $15,725,247  $ 9,715,292
Loans from and payables to affiliates................   1,312,214    1,284,160
Other liabilities and accrued interest...............   2,041,270    1,476,862
Long-term borrowings.................................  13,624,303   10,933,415
                                                      -----------  -----------
Total Liabilities....................................  32,703,034   23,409,729
                                                      -----------  -----------
STOCKHOLDERS' EQUITY
Preferred Stockholders' Equity:
 Preferred stock, par value $1.00 per share (Liquida-
  tion preference $100,000 per share); authorized:
  25,000,000 shares; issued: 1993 and 1992--3,000
  shares; outstanding: 1993 and 1992--1,938 shares...     193,800      193,800
                                                      -----------  -----------
Common Stockholders' Equity:
 Common stock, par value $1.33 1/3 per share; autho-
  rized: 500,000,000 shares; issued: 1993--
  236,330,162 shares; 1992--234,692,848 shares.......     315,105      312,922
 Paid-in capital.....................................   1,156,367    1,081,469
 Foreign currency translation adjustment.............     (18,305)      (6,129)
 Unrealized appreciation of investment securities
  available-for-sale (net of applicable income taxes
  of $12,493)........................................      21,355          --
 Retained earnings...................................   4,777,142    3,570,980
                                                      -----------  -----------
  Subtotal...........................................   6,251,664    4,959,242
 Less: Treasury stock, at cost:
        1993--23,408,139 shares;
        1992--16,288,488 shares......................     695,788      286,599
       Unallocated ESOP shares, at cost:
        1993-- 8,932,332 shares;
        1992--11,201,672 shares......................     140,684      176,426
       Employee stock transactions...................     123,079      120,913
                                                      -----------  -----------
Total Common Stockholders' Equity....................   5,292,113    4,375,304
                                                      -----------  -----------
Total Stockholders' Equity...........................   5,485,913    4,569,104
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $38,188,947  $27,978,833
                                                      ===========  ===========

See Notes to Condensed Financial Statements

                                                                    SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
     YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991
     ----------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                1993         1992         1991
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net earnings........................... $ 1,358,939  $   893,825  $   696,117
 Noncash items included in earnings:
  Cumulative effect of changes in ac-
   counting principles..................      35,420       58,580          --
  Equity in earnings of affiliates......  (1,613,015)  (1,153,048)    (838,012)
  Depreciation and amortization.........      39,448       40,883       42,426
  Deferred income taxes.................     (84,501)      31,738      (26,270)
  Other.................................     188,470       70,805       52,632
 (Increase) decrease in:
  Intercompany receivables, net of
   payables.............................  (7,808,864)  (4,022,763)  (1,768,757)
  Investments in affiliates.............    (175,772)    (120,976)    (886,071)
  Other operating assets, net of liabil-
   ities................................    (802,053)    (862,532)    (265,297)
 Proceeds from dividends from affili-
  ates..................................     913,554    1,067,091    1,253,727
                                         -----------  -----------  -----------
  Cash used for operating activities....  (7,948,374)  (3,996,397)  (1,739,505)
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Proceeds from (payments for):
  Investment securities.................       7,774          --       (10,539)
  Property, leasehold improvements and
   equipment............................     (21,526)     (25,146)      (4,765)
                                         -----------  -----------  -----------
  Cash used for investing activities....     (13,752)     (25,146)     (15,304)
                                         -----------  -----------  -----------

Cash flows from financing activities:
 Proceeds from (payments for):
  Commercial paper and other short-term
   borrowings...........................   6,009,955    1,562,823      693,822
  Issuance and resale of long-term
   borrowings...........................   7,282,252    5,813,405    5,064,726
  Settlement and repurchases of long-
   term borrowings......................  (4,590,455)  (3,032,843)  (3,729,665)
  Repurchases of Remarketed Preferred
   stock................................         --       (11,700)     (94,500)
  Other common stock transactions.......    (510,975)    (189,301)     (54,772)
  Dividends.............................    (152,777)    (126,237)    (121,446)
                                         -----------  -----------  -----------
  Cash provided by financing activities.   8,038,000    4,016,147    1,758,165
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................      75,874       (5,396)       3,356
Cash and cash equivalents, beginning of
 year...................................       2,564        7,960        4,604
                                         -----------  -----------  -----------
Cash and cash equivalents, end of year.. $    78,438  $     2,564  $     7,960
                                         ===========  ===========  ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Income taxes totaled $1,003,871 in 1993, $543,796 in 1992 and $302,507 in
   1991.
  Interest totaled $897,498 in 1993, $877,817 in 1992 and $1,102,942 in
   1991.
Supplemental Disclosure of Non-Cash Investing Activities:
  Unrealized appreciation of investment securities available-for-sale totaled $21,355, net of applicable income taxes of $12,493 in 1993.

See Notes to Condensed Financial Statements

                                                                    SCHEDULE III



                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

The condensed financial statements of Merrill Lynch & Co., Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Corporation") and
the notes thereto incorporated elsewhere herein by reference.   Where
appropriate, prior years' financial statements have been reclassified to conform to the 1993 presentation.

DIVIDENDS RECEIVED FROM AFFILIATES

The Parent Company received cash dividends totaling $913,554, $1,067,091, and $1,253,727 from its consolidated subsidiaries in 1993, 1992 and 1991, respectively.

LONG-TERM BORROWINGS AND GUARANTEES

Long-term borrowings included on pages 56 and 57 of the Annual Report, incorporated elsewhere herein by reference, represent borrowings of the Parent Company. At December 31, 1993, Parent Company borrowings totaling $155,403 were held for purposes of resale by affiliates which also purchased $672,649 and resold $579,561 of such borrowings during the year.

In certain instances, the Parent Company guarantees obligations of subsidiaries that may include obligations associated with foreign exchange forward contracts and swap transactions.

Substantially all of the Parent Company's fixed-rate long-term borrowings are swapped into floating interest rates. These swaps, generally made with an affiliate which is a dealer in such instruments, are used to hedge interest rate and foreign currency exposures associated with long-term borrowings. At December 31, 1993 and December 25, 1992, the notional amounts of these instruments were $11,904,797 and $10,359,046, respectively.

                                                                    SCHEDULE III



                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
              ---------------------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


ACCOUNTING CHANGES

During the fourth quarter of 1993, the Parent Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") and SFAS No. 115, "Accounting for
Certain Investments in Debt and Equity Securities".   SFAS No. 112 was effective
as of the 1993 first quarter.   The cumulative effect of this change in
accounting principle, reported in the Condensed Statements of Earnings, resulted in a charge of $35,420 (net of applicable income tax benefits), including $31,970 (net of applicable income tax benefits) from equity in earnings of affiliates. SFAS No. 115 was effective as of the last day of the fiscal year. The effect of this change, reported in the Condensed Balance Sheet under Stockholders' Equity, was an increase of $21,355 (net of applicable income taxes), all from equity in affiliates.

In 1992, the Parent Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes". These accounting changes were effective as of the 1992 first
quarter.   The cumulative effect of these changes, reported in the Condensed
Statements of Earnings, resulted in a net charge of $58,580 (net of applicable income taxes), including a net charge of $61,083 (net of applicable income taxes)from equity in earnings of affiliates.

Reference is made to pages 51 and 52 of the Annual Report for additional information on Accounting Changes.

NON-INTEREST EXPENSES - OTHER

The Parent Company recorded a non-recurring pretax occupancy charge totaling
$103,000 ($59,700 after income taxes) in the 1993 first quarter.   The non-
recurring charge related to the Corporation's decision not to occupy certain office space at its World Financial Center Headquarters facility and, instead, to offer for sublease the unused space to third parties. An agreement to sublease this space was entered into in December 1993.

                                                                    SCHEDULE III



                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
              ---------------------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


STOCKHOLDERS' EQUITY

During  1993 the Corporation's Board of Directors declared a two-for-one common
stock split, effected in the form of a 100 percent  stock  dividend.   In
addition, stockholders of the Corporation approved an increase in the authorized number of shares of common stock from 200 million to 500 million shares. The Corporation also issued 1,637,314 shares of common stock in connection with certain employee benefit plans. Reference is made to page 55 of the Annual Report for additional information on Stockholders' Equity.

                                                                     SCHEDULE IX
                           MERRILL LYNCH & CO., INC.
                                AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
     YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991
                             (Dollars in Thousands)


                                                                    Maximum           Average
                                             Weighted Average   Month-End Amount  Month-End Amount   Weighted Average
Category of Aggregate           Balance at     Interest Rate      Outstanding       Outstanding       Interest Rate
Short-Term Borrowings           End of Year   at End of Year    During the Year   During the Year   During the Year(1)
- ------------------------------  -----------  -----------------  ----------------  ----------------  ------------------
Bank Loans              - 1991  $   350,893        7.48%           $ 2,495,969       $ 1,017,554         6.72%
Bank Loans              - 1992  $   243,754        3.85%           $ 2,852,848       $   906,371         6.20%
Bank Loans              - 1993  $   972,159        3.50%           $ 1,423,381       $   609,139         5.44%

Commercial Paper        - 1991  $ 7,682,897        5.16%           $ 7,889,933       $ 7,388,799         6.18%
Commercial Paper        - 1992  $ 9,578,612        3.49%           $10,627,281       $ 8,582,990         3.82%
Commercial Paper        - 1993  $14,895,540        3.16%           $16,267,960       $12,660,217         3.10%

Repurchase Agreements   - 1991  $24,522,275        4.85%           $29,377,375       $23,043,860         6.31%
Repurchase Agreements   - 1992  $32,410,407        4.05%           $41,116,752       $33,336,456         4.37%
Repurchase Agreements   - 1993  $56,418,148        5.15%           $63,924,560       $48,115,189         4.45%


(1) Computation is based upon the total annual interest cost divided by the average daily loan balances outstanding, multiplied by the number of days in the year.

                                                                      SCHEDULE X

                           MERRILL LYNCH & CO., INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
     YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991
                             (Dollars in Thousands)


- --------------------------------------------------------------------------------
                                             ...Charged to Costs and Expenses...
Item                                           1993         1992         1991
- --------------------------------------------------------------------------------

Advertising                                  $255,495     $201,200     $164,785

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1994.


                                      MERRILL LYNCH & CO., INC.


                                      By:  /s/  Daniel P. Tully
                                          ---------------------------------
                                          Daniel P. Tully
                                          Chairman of the Board and Chief
                                          Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March, 1994.

                Signature                      Title
                ---------                      -----


       /s/ Daniel P. Tully                 Chairman of the Board, Chief
      ---------------------------          Executive Officer, President
           (Daniel P. Tully)               and Director


       /s/ Joseph T. Willett               Senior Vice President,
      ---------------------------          Chief Financial Officer and
          (Joseph T. Willett)              Controller


       /s/ William O. Bourke               Director
      ---------------------------
          (William O. Bourke)


       /s/ Jill K. Conway                  Director
      ---------------------------
            (Jill K. Conway)


       /s/ William J. Crowe, Jr.           Director
      ----------------------------
         (William J. Crowe, Jr.)


       /s/ Stephen L. Hammerman            Director
      ----------------------------
         (Stephen L. Hammerman)


       /s/ Robert A. Hanson                Director
      ----------------------------
            (Robert A. Hanson)

          /s/ Earle H. Harbison, Jr.          Director
         ----------------------------
           (Earle H. Harbison, Jr.)


          /s/ George B. Harvey                Director
         ---------------------------
             (George B. Harvey)


          /s/ Robert P. Luciano               Director
         ------------------------------
              (Robert P. Luciano)


          /s/ John J. Phelan, Jr.             Director
         ------------------------------
             (John J. Phelan, Jr.)


          /s/ Charles A. Sanders              Director
         -----------------------------
             (Charles A. Sanders)


          /s/ William L. Weiss                Director
         -----------------------------
               (William L. Weiss)

                           NOTE CONCERNING EXHIBITS

This Annual Report on Form 10-K is accompanied by a 1993 Annual Report to Stockholders containing the required financial statements and most of the financial statement schedules; the balance of the financial statement schedules appear on the foregoing pages F-1 through F-10. Merrill Lynch will furnish copies of any other exhibits, for which Merrill Lynch may impose a reasonable charge, to any person upon request addressed to:

              Gregory T. Russo, Esq.
              Secretary
              Merrill Lynch & Co., Inc.
              100 Church Street
              12th Floor
              New York 10080-6512

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                           MERRILL LYNCH & CO., INC.



                                  EXHIBITS TO


                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal year                      Commission file number 1-7182
 ended December 31, 1993

                               INDEX TO EXHIBITS


Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Registration Statements on Form S-3 are designated herein as "10-Q," "10-K," "8-K" and "S-3," respectively.

EXHIBIT
- -------


(3)         Articles of Incorporation and By-Laws

   (i)(a) Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

      (b) Certificate of Amendment, dated April 29, 1993, of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

      (c) Certificate of Designation dated March 30, 1988 for Remarketed Preferred Stock Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

      (d) Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

      (e) Form of Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

  (ii) By-Laws of ML & Co., effective as of October 25, 1993 (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

(4) Instruments defining the rights of security holders, including indentures

   (i) Senior Indenture, dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992.

  (ii) Supplemental Indenture to the Senior Indenture, dated as of March 15, 1990, between ML & Co., and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

EXHIBIT
- -------

  (iii) Senior Indenture, dated as of October 1, 1993, between ML & Co. and The Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

   (iv) Form of ML & Co.'s Step-Up Notes due January 26, 2000 (Exhibit 4 to 8-K dated January 26, 1993).

    (v) Form of ML & Co.'s S&P 500 (Registered Trademark) Market Index Target-Term Securities/SM/ due July 31, 1998 (Exhibit 4 to 8-K dated January 28, 1993).

   (vi) Form of ML & Co.'s Global Telecommunications Portfolio Market Index Target-Term Securities/SM/ due October 15, 1998 (Exhibit 4 to 8-K dated September 13, 1993).

  (vii) Form of ML & Co.'s European Portfolio Market Index Target-Term Securities/SM/ due June 30, 1999 (Exhibit 4 to 8-K dated December 30,
        1993).

 (viii) Form of ML & Co.'s Currency Protected Notes due December 31, 1998 (Exhibit 4 to 8-K dated July 7, 1993).

   (ix) Form of ML & Co.'s Equity Participation Securities with Minimum Return Protection due June 30, 1999 (Exhibit 4 to 8-K dated June 28, 1993).

    (x) Form of ML & Co.'s Japan Index Equity Participation Securities with Minimum Return Protection due January 31, 2000 (Exhibit 4 to 8-K dated January 27, 1994).

   (xi) Form of ML & Co.'s Stock Market Annual Reset Term Notes/SM/, Series A, due December 31, 1999 (Exhibit 4 to 8-K dated April 29, 1993).

  (xii) Form of ML & Co.'s Global Bond Linked Securities due December 31, 1998 (Exhibit 4 to 8-K dated February 22, 1993).

 (xiii) Form of ML & Co.'s Fixed Rate Medium-Term Notes, Series B (Exhibit 4(xiii) to 3rd Quarter 1993 10-Q).

  (xiv) Form of ML & Co.'s Floating Rate Medium-Term Notes, Series B (Exhibit 4(xiv) to 3rd Quarter 1993 10-Q).

   (xv) Form of ML & Co.'s New Peso-Linked Medium-Term Notes, Series B, due February 9, 1995 (Exhibit 4(ppp) to S-3 (File No. 33-52647)).

- ----------
"S&P 500" is a registered service mark of Standard & Poor's Inc.

EXHIBIT
- -------

    (xvi) Form of ML & Co.'s Italian Lira Principal Linked Medium-Term Notes, Series B, due February 3, 1995 (Exhibit 4(lll) to S-3 (File No. 33-52647)).

   (xvii) Form of ML & Co.'s Multi-Currency Medium-Term Notes, Series B (Exhibit 4(fff) to S-3 (File No. 33-52647)).

  (xviii) Form of ML & Co.'s Japanese Yen Swap Rate Linked Medium-Term Notes, Series B (Exhibit 4(mmm) to S-3 (File No. 33-52647)).

    (xix) Form of ML & Co.'s Nine-Month Renewable Floating Rate Medium-Term Notes, Series B, due October 9, 1996 (Exhibit 4(ix) to 3rd Quarter 1993 10-Q).

     (xx) Form of ML & Co.'s Three Year Japanese Yen Duration Enhanced Medium-Term Notes, Series B, with JPY Exposure on Gain/Loss due November 1, 1996 (Exhibit 4(xv) to 3rd Quarter 1993 10-Q).

    (xxi) Form of ML & Co.'s Swap Spread Linked Medium-Term Notes due May 20, 1998 (Exhibit 4(vii) to 2nd Quarter 1993 10-Q).

   (xxii) Form of ML & Co.'s Inverse Floating Rate Medium-Term Notes due September 15, 1998 (Exhibit 4(vii) to 3rd Quarter 1993 10-Q).

  (xxiii) Form of ML & Co.'s Inverse Floating Rate Medium-Term Notes, Series B, due October 19, 1998 (Exhibit 4(xii) to 3rd Quarter 1993 10-Q).

   (xxiv) Form of ML & Co.'s Step-Up Medium-Term Notes due May 20, 2008 (Exhibit 4(viii) to 2nd Quarter 1993 10-Q).

    (xxv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B (Exhibit 4(ccc) to S-3 (File No. 33-52647)).

   (xxvi) Form of ML & Co.'s Japanese Yen Yield Curve Flattening Medium-Term Notes, Series B (Exhibit 4(ddd) to S-3 (File No. 33-52647)).

  (xxvii) Form of ML & Co.'s 4 3/4% Notes due June 24, 1996 (Exhibit 4 to 8-K dated June 24, 1993).

 (xxviii) Form of ML & Co.'s 5% Notes due December 15, 1996 (Exhibit 4 to 8-K dated December 22, 1993).

   (xxix) Form of ML & Co.'s 6 1/4% Notes due January 15, 2006 (Exhibit 4 to 8-K dated January 20, 1994).

    (xxx) Form of ML & Co.'s 6 1/4% Notes due October 15, 2008 (Exhibit 4 to 8-K dated October 15, 1993).

   (xxxi) Form of ML & Co.'s 6 3/8% Notes due September 8, 2006 (Exhibit 4 to 8-K dated September 8, 1993).

EXHIBIT
- -------


   (xxxii) Form of ML & Co.'s 6 7/8% Notes due March 1, 2003
           (Exhibit 4 to 8-K dated March 1, 1993).

  (xxxiii) Form of ML & Co.'s 7% Notes due April 27, 2008
           (Exhibit 4 to 8-K dated April 27, 1993).

   (xxxiv) Form of ML & Co.'s 7.05% Notes due April 15, 2003
           (Exhibit 4 to 8-K dated April 15, 1993).

    (xxxv) Form of ML & Co.'s Constant Maturity Treasury Indexed Notes due March 24, 1997 (Exhibit 4 to 8-K dated March 24, 1994).

(10)   Material Contracts

                Compensation Plans and Arrangements
                -----------------------------------

       (i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended July 27, 1992 (Exhibit 10(iv) to 2nd Quarter 1992 10-Q).

      (ii) Form of ML & Co. 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees (Exhibit 10(i) to 3rd Quarter 1993 10-Q).

     (iii) ML & Co. Long-Term Incentive Compensation Plan, as amended as of October 25, 1993.

      (iv) ML & Co. Equity Capital Accumulation Plan, as amended as of October 25, 1993 (Exhibit 10(iii) to 3rd Quarter 1993 10-Q).

       (v) ML & Co. Executive Officer Compensation Plan (effective as of January 1, 1994 upon receipt of ML & Co. stockholder approval) (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders filed in Schedule 14A on March 14, 1994 ("Proxy Statement")).

      (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement).

     (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10 (iv) to 3rd Quarter 1992 10-Q).

EXHIBIT
- -------

 (viii) Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 2nd Quarter 1991 10-Q).

   (ix) Amendment dated April 30, 1992 to Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 2nd Quarter 1992 10-Q).

    (x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(i) to 3rd Quarter 1992 10-Q).

   (xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co.

  (xii)     Written description of ML & Co.'s incentive compensation programs.

 (xiii) Written description of ML & Co.'s compensation policy for directors (Page 24 of ML & Co.'s Proxy Statement).

  (xiv) Merrill Lynch KECALP Growth Investments Limited Partnership 1983 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).

   (xv) Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-87962)).

  (xvi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

 (xvii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

(xviii) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

  (xix) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

                 --  10(xx) to (xxv) intentionally omitted  --

                Agreements Relating to the World Financial Center
                -------------------------------------------------

 (xxvi)(a) Reimbursement Agreement between Olympia & York Tower D Company ("D Company") and Merrill Lynch/WFC/L, Inc. ("WFC/L"), dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22, 1990).

EXHIBIT
- -------


         (b) Reimbursement Agreement between Olympia & York Tower B Company ("B Company") and WFC/L, dated as of August 24, 1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

      /*/(c) Agreement of Lease (with respect to Parcel D), dated as of February
             26, 1988, between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

      /*/(d) Guaranty and Assumption Agreement dated as of February 26, 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to 1992 10-K).

      /*/(e) Agreement of Lease (with respect to Parcel B) dated as of September
             29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

      /*/(f) Guaranty and Assumption Agreement dated as of September 29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

      /*/(g) Restated and Amended Partnership Agreement of D Company, executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992 10-K).

      /*/(h) Agreement of Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

      /*/(i) Agreement of Sublease (with respect to a portion of Parcel B) dated
             November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xviii)(i) to Form 8 dated June 6, 1991).

      /*/(j) Agreement of Sublease (with respect to a portion of Parcel B), dated December 17, 1993 between WFC/L and Deloitte & Touche.

  (xxvii)(a) First Amendment to Building D Agreement to Lease, Leasehold
             Improvements Agreement, and Reimbursement Agreement (with respect to Parcel D) dated as of July 12, 1985 between D Company and WFC/L (Exhibit 10(iii) to 8-K dated January 22, 1990).

         (b) First Amendment to Building B Agreement to Lease, Reimbursement Agreement, Second Amendment to Leasehold Improvements Agreement (with respect to Parcel B) dated as of July 12, 1985 between B Company and WFC/L (Exhibit 10(iv) to 8-K dated January 22, 1990).

- ----------
/*/  Confidential treatment has been requested for portions of this exhibit.

EXHIBIT
- -------


         (c) Second Amendment to Reimbursement Agreement (with respect to Parcel
             D) dated as of February 26, 1988 between D Company and WFC/L (Exhibit 10(iv) to 10-Q to 1st Quarter 1993 10-Q).

      /*/(d) Amended and Restated Second Amendment to Reimbursement Agreement
             (with respect to Parcel B) dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(v) to 1st Quarter 1993 10-Q).

         (e) Amendment of Agreement of Lease (with respect to Parcel D) dated as of September 29, 1988 between D Company and WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

         (f) First Amendment to Agreement of Sublease, dated as of September 29, 1988, between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(v) to 1st Quarter 1989 10-Q).

         (g) Letter Amendment to the Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of February 26, 1988, between O&Y Tower D Holding Company I (which has succeeded to the interest of O&Y U.S. Development Corp.), O&Y Tower D Holding Company II and HQ North Company, Inc. (formerly known as O&Y Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter 1993 10-Q).

         (h) Third Amendment to Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of July 12, 1990, among O&Y I, O&Y II and HQ North (Exhibit 10(xxix)(i) to 1990 10-K).

      /*/(i) Second Amendment, dated as of December 26, 1990, to Agreement of
             Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

      /*/(j) Second Amendment, dated as of January 5, 1994 to Agreement of
             Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America Inc.

             In addition to the foregoing agreements, various guarantees, security agreements and related documents were granted by or to Olympia & York Developments Limited and by or to O & Y Equity Corp. to or by ML & Co. in connection with the World Financial Center transactions. Exhibits to the documents listed in items (xxvi) and (xxvii) above have been omitted, except where such exhibits are material to the transactions.

- ----------
/*/ Confidential treatment has been requested for portions of this exhibit.

EXHIBIT
- -------


(11) Statement re computation of per share earnings

(12) Statement re computation of ratios (Exhibit 12 to 8-K dated March 9, 1994).

(21) Subsidiaries of the Registrant

(23) Consent of Independent Auditors