Form 10-Q
period 1994-04-01
MERRILL LYNCH & CO INC
filed 1994-05-13
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  APRIL 1, 1994
                               --------------
COMMISSION FILE NUMBER          1-7182
                               --------------

                           MERRILL LYNCH & CO., INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                               13-2740599
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          WORLD FINANCIAL CENTER, NORTH TOWER,
          NEW YORK, NEW YORK                                         10281-1332
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                             (212) 449-1000
- - -------------------------------------------------------------------------------
Registrant's telephone number, including area code


- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

- - -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      199,708,457 shares of Common Stock*
                  (as of the close of business on May 6, 1994)

* Does not include 7,742,069 unallocated shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM 1.  Financial Statements
            --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                             ---------------------------   PERCENT
                                               APRIL 1,      MARCH 26,     INCREASE
(In Thousands, Except Per Share Amounts)         1994          1993       (DECREASE)
                                             ------------  -------------  ----------

REVENUES
Commissions................................    $  868,244    $  721,740          20%
Interest and dividends.....................     2,199,536     1,602,455          37
Principal transactions.....................       666,677       761,440         (12)
Investment banking.........................       444,395       445,356           -
Asset management and portfolio
 service fees..............................       444,228       360,823          23
Other......................................       115,731        67,170          72
                                               ----------    ----------   ---------
Total Revenues.............................     4,738,811     3,958,984          20
  Interest Expense.........................     1,906,983     1,346,868          42
                                               ----------    ----------   ---------

Net Revenues...............................     2,831,828     2,612,116           8
                                               ----------    ----------   ---------

NON-INTEREST EXPENSES
Compensation and benefits..................     1,430,517     1,264,292          13
Occupancy..................................       113,008       223,311         (49)
Communications and equipment rental........       103,524        93,792          10
Depreciation and amortization..............        74,171        69,898           6
Advertising and market development.........        98,605        81,053          22
Professional fees..........................        94,077        60,202          56
Brokerage, clearing, and exchange fees.....        86,490        70,099          23
Other......................................       179,228       159,148          13
                                               ----------    ----------   ---------
Total Non-Interest Expenses................     2,179,620     2,021,795           8
                                               ----------    ----------   ---------

EARNINGS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                             652,208       590,321          10
Income tax expense.........................       280,449       247,935          13
                                               ----------    ----------   ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE............       371,759       342,386           9
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET OF
 $25,075 APPLICABLE INCOME TAXES)..........             -       (35,420)        N/M
                                               ----------    ----------   ---------
NET EARNINGS...............................    $  371,759    $  306,966          21%
                                               ==========    ==========   =========

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS..............................    $  370,423    $  305,570
                                               ==========    ==========

PRIMARY EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle.......    $     1.68    $     1.51
  Cumulative Effect of Change in
   Accounting Principle....................             -          (.16)
                                               ----------    ----------
NET EARNINGS...............................    $     1.68    $     1.35
                                               ==========    ==========

FULLY DILUTED EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle.......    $     1.68    $     1.51
  Cumulative Effect of Change in
   Accounting Principle....................             -          (.16)
                                               ----------    ----------
NET EARNINGS...............................    $     1.68    $     1.35
                                               ==========    ==========

DIVIDEND PAID PER COMMON SHARE.............    $      .20    $      .15
                                               ==========    ==========

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary..................................       220,633       225,914
                                               ==========    ==========

  Fully diluted............................       220,633       225,914
                                               ==========    ==========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Dollars in Thousands, Except Per Share Amounts)            APRIL 1,      DEC. 31,
ASSETS                                                        1994          1993
- - --------------------------------------------------------  ------------  ------------

CASH AND CASH EQUIVALENTS...............................  $  1,150,135  $  1,783,408
                                                          ------------  ------------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS...............     4,028,823     4,069,424
                                                          ------------  ------------

MARKETABLE INVESTMENT SECURITIES........................     1,743,939     1,749,254
                                                          ------------  ------------

TRADING INVENTORIES, AT FAIR VALUE
Corporate debt, contractual agreements,
 and preferred stock....................................    27,394,625    16,764,084
Non-U.S. governments and agencies.......................     8,831,084     9,260,725
U.S. Government and agencies............................     8,752,521     7,287,081
Equities and convertible debentures.....................     8,097,207     6,806,539
Mortgages and mortgage-backed...........................     6,318,485     6,486,464
Money markets...........................................     2,362,471     3,337,839
Municipals..............................................     1,150,676     1,606,097
                                                          ------------  ------------
Total...................................................    62,907,069    51,548,829
                                                          ------------  ------------

RESALE AGREEMENTS.......................................    49,144,330    38,137,528
                                                          ------------  ------------

SECURITIES BORROWED.....................................    21,186,156    19,001,061
                                                          ------------  ------------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $51,280 in 1994 and $47,953 in 1993)...................    14,498,266    13,242,875
Brokers and dealers.....................................     9,477,169     7,292,332
Interest and other......................................     3,086,611     2,758,768
                                                          ------------  ------------
Total...................................................    27,062,046    23,293,975
                                                          ------------  ------------

INVESTMENTS OF INSURANCE SUBSIDIARIES...................     7,105,889     7,841,444

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $190,741 IN 1994 AND $142,414 IN 1993)..     1,811,146     2,083,553

OTHER INVESTMENTS.......................................       806,803       873,806

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $1,694,582 IN 1994 AND $1,677,334 IN 1993)..........     1,521,485     1,506,964

OTHER ASSETS............................................     1,215,975     1,021,116
                                                          ------------  ------------

TOTAL ASSETS............................................  $179,683,796  $152,910,362
                                                          ============  ============


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Dollars in Thousands, Except Per Share Amounts)               APRIL 1,       DEC. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1994           1993
- - -----------------------------------------------------------  -------------  -------------
LIABILITIES

REPURCHASE AGREEMENTS......................................  $ 66,156,594   $ 56,418,148
                                                             ------------   ------------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...........    23,299,088     23,214,329
                                                             ------------   ------------

COMMITMENTS FOR SECURITIES SOLD BUT NOT YET PURCHASED, AT
 FAIR VALUE
U.S. Government and agencies...............................    13,979,878     12,183,271
Equities and convertible debentures........................     3,972,621      3,953,850
Corporate debt, contractual agreements,
 and preferred stock.......................................    13,821,556      3,577,056
Non-U.S. governments and agencies..........................     2,545,363      1,762,154
Municipals.................................................       136,972        184,041
                                                             ------------   ------------
Total......................................................    34,456,390     21,660,372
                                                             ------------   ------------

CUSTOMERS..................................................    13,462,387     13,571,379

INSURANCE..................................................     6,797,586      7,405,673

BROKERS AND DEALERS........................................     8,200,912      4,862,584

OTHER LIABILITIES AND ACCRUED INTEREST.....................     6,854,878      6,823,064

LONG-TERM BORROWINGS.......................................    14,852,894     13,468,900
                                                             ------------   ------------

TOTAL LIABILITIES..........................................   174,080,729    147,424,449
                                                             ------------   ------------

STOCKHOLDERS' EQUITY
PREFERRED STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
 (Liquidation preference $100,000 per share);
 authorized: 25,000,000 shares;
 issued: 1994 and 1993 - 3,000 shares;
 outstanding: 1994 and 1993 - 1,938 shares.................       193,800        193,800
                                                             ------------   ------------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
 authorized: 500,000,000 shares;
 issued: 1994 and 1993 - 236,330,162 shares................       315,105        315,105
Paid-in capital............................................     1,214,934      1,156,367
Foreign currency translation adjustment....................       (12,296)       (18,305)
Net unrealized (losses) gains on investment securities
 available-for-sale (net of applicable income tax
 (benefit) expense of $(6,194) in 1994 and
 $12,493 in 1993)..........................................       (12,254)        21,355
Retained earnings..........................................     5,106,190      4,777,142
                                                             ------------   ------------
   Subtotal................................................     6,611,679      6,251,664

Less:
 Treasury stock, at cost:
    1994 - 27,694,702 shares;
    1993 - 23,408,139 shares...............................       868,184        695,788
 Unallocated ESOP shares, at cost:
    1994 - 7,742,069 shares;
    1993 - 8,932,332 shares................................       121,938        140,684
 Employee stock transactions...............................       212,290        123,079
                                                             ------------   ------------

TOTAL COMMON STOCKHOLDERS' EQUITY..........................     5,409,267      5,292,113
                                                             ------------   ------------

TOTAL STOCKHOLDERS' EQUITY.................................     5,603,067      5,485,913
                                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $179,683,796   $152,910,362
                                                             ============   ============

BOOK VALUE PER COMMON SHARE................................  $      27.15   $      26.17
                                                             ============   ============

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
(In Thousands)                                                 ---------------------------
                                                                  APRIL 1,      MARCH 26,
                                                                    1994           1993
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.................................................  $    371,759   $   306,966
Noncash items included in earnings:
  Cumulative effect of change in accounting principle........             -        35,420
  Depreciation and amortization..............................        74,171        69,898
  Policyholder reserves......................................       102,801       145,231
  Other......................................................       341,065       244,744

(Increase) decrease in operating assets:
  Trading inventories........................................   (11,358,240)   (2,602,968)
  Cash and securities segregated for regulatory purposes
   or deposited with clearing organizations..................        40,601       302,523
  Securities borrowed........................................    (2,185,095)   (7,033,445)
  Customers..................................................    (1,260,679)   (1,063,026)
  Maturities and sales of trading investment securities......        23,008             -
  Purchases of trading investment securities.................       (13,212)            -
  Other......................................................    (2,249,372)   (2,454,748)
Increase (decrease) in operating liabilities:
  Commitments for securities sold but not yet purchased......    12,796,018     2,567,658
  Customers..................................................      (108,992)      443,153
  Insurance..................................................      (586,710)     (401,161)
  Other......................................................     3,332,149     3,526,625
                                                               ------------   -----------

CASH USED FOR OPERATING ACTIVITIES...........................      (680,728)   (5,913,130)
                                                               ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities................       842,998             -
  Sales of available-for-sale securities.....................       327,336             -
  Purchases of available-for-sale securities.................      (683,106)            -
  Maturities of held-to-maturity securities..................       469,892             -
  Purchases of held-to-maturity securities...................      (426,963)            -
  Maturities and sales of investments by insurance
   subsidiaries..............................................             -     1,135,649
  Purchases of investments by insurance subsidiaries.........             -      (912,862)
  Marketable investment securities...........................             -      (145,734)
  Other investments and other assets.........................      (251,588)      (14,944)
  Property, leasehold improvements, and equipment............       (88,692)     (121,868)
                                                               ------------   -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.............       189,877       (59,759)
                                                               ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements............    (1,268,356)    3,513,974
  Commercial paper and other short-term borrowings...........        84,759     1,845,894
  Issuance and resale of long-term borrowings................     3,978,405     1,856,187
  Settlement and repurchase of long-term borrowings..........    (2,640,968)   (1,310,875)
  Other common stock transactions............................      (253,551)      (31,752)
  Dividends..................................................       (42,711)      (32,891)
                                                               ------------   -----------

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.............      (142,422)    5,840,537
                                                               ------------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS........................      (633,273)     (132,352)

Cash and cash equivalents, beginning of year.................     1,783,408     1,251,572
                                                               ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................  $  1,150,135   $ 1,119,220
                                                               ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $136,036 in 1994 and $17,735 in 1993.
  Interest totaled $1,861,182 in 1994 and $1,346,586 in 1993.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The decrease in unrealized gain on investment securities available-for-sale totaled $33,609.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 1, 1994


BASIS OF PRESENTATION

The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 31, 1993 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Corporation, all adjustments necessary for a fair statement of the results of operations have been included. The adjustments consist of normal recurring accruals and a non-recurring pretax lease charge of $103.0 million ($59.7 million after income taxes) previously reported in the 1993 first quarter.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been restated (see Note on Accounting Changes) and reclassified, where appropriate, to conform to the 1994 presentation.

ACCOUNTING CHANGES

On January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39 ("Interpretation No. 39"), "Offsetting of Amounts Related to Certain Contracts." Interpretation No. 39 affects the financial statement presentation of balances related to swap, forward and other similar exchange or conditional type contracts, and unconditional type contracts. The Corporation is generally required to report separately on the balance sheet unrealized gains as assets, and unrealized losses as liabilities. For exchange or conditional contracts, netting is permitted only when a legal right of setoff exists with the same counterparty under a master netting arrangement. For unconditional contracts, such as resale and repurchase agreements, net cash settlement of the related receivable and payable balances is also required.

Prior to the adoption of Interpretation No. 39, the Corporation followed industry practice in reporting balances related to certain types of contracts on a net basis. Unrealized gains and losses for swap, forward, and other similar contracts were reported net on the balance sheet by contract type, while certain receivables and payables related to resale and repurchase agreements were reported net by counterparty. The adoption of Interpretation No. 39 increased assets and liabilities at April 1, 1994 by approximately $14.0 billion.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective as of the 1993 first quarter. The cumulative effect of this change in accounting principle, reported in the 1993 Statement of Consolidated Earnings, resulted in a charge (net of applicable income tax benefit) of $35.4 million. The 1993 first quarter has been restated to reflect the impact of this pronouncement.

INVESTMENTS

On December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires certain subsidiaries of the Corporation, principally insurance and banking, to classify their investments in debt and qualifying equity securities into three categories: "trading", "available-for-sale", or "held-to-maturity". Investments that are classified as trading and available-for-sale are recorded at fair value. Investments in debt securities classified as held-to-maturity continue to be carried at amortized cost. Other investments, including restricted equity securities, are excluded from the provisions of SFAS No. 115 and are classified as non-qualifying investments.

The Corporation has several broad categories of investments on its Consolidated Balance Sheets, including investments of insurance subsidiaries, marketable investment securities and other investments. A reconciliation of the Corporation's investment securities to those reported in the Consolidated Balance Sheets is presented below:

                                           April 1,  December 31,
(In thousands)                               1994        1993
- - --------------                            ----------  ----------
Investments of insurance subsidiaries:
  Available-for-sale                      $5,449,694  $6,088,443
  Trading                                    155,094     164,620
  Non-qualifying                           1,501,101   1,588,381
                                          ----------  ----------

Total                                     $7,105,889  $7,841,444
                                          ==========  ==========

Marketable investment securities:
  Available-for-sale                      $  511,765  $  471,862
  Held-to-maturity                         1,232,174   1,277,392
                                          ----------  ----------

Total                                     $1,743,939  $1,749,254
                                          ==========  ==========

Other investments:
  Available-for-sale                      $   65,479  $  151,801
  Held-to-maturity                             3,346      16,635
  Non-qualifying                             737,978     705,370
                                          ----------  ----------

Total                                     $  806,803  $  873,806
                                          ==========  ==========


For registrants subject to the information reporting requirements of the Securities Exchange Act of 1934, SFAS No. 115 requires the Corporation's insurance subsidiaries to adjust deferred acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholders' equity and assume that the unrealized gain or loss on available-for-sale securities was realized.

The table that follows provides the components of the net unrealized (loss) gain recorded in stockholders' equity for available-for-sale investments:

                                        April 1,  December 31,
(In thousands)                            1994        1993
- - --------------                         ----------  ----------

Net unrealized (losses) gains
  on investment securities
  available-for-sale                   $(207,996)  $ 254,030
Adjustments for:
  Policyholder liabilities               124,178    (205,495)
  Deferred policy acquisition costs       31,522     (14,687)
Deferred income taxes                     18,687     (12,493)
                                       ---------   ---------
Net activity for the period              (33,609)     21,355
Net unrealized gains on investment
  securities classified as
  available-for-sale, beginning
  of year                                 21,355           -
                                       ---------   ---------
Net unrealized (losses) gains
  on investment securities
  classified as available-for-sale,
  end of period                        $ (12,254)  $  21,355
                                       =========   =========


In the 1994 first quarter, gross realized gains and losses related to available-for-sale investment securities were $5.4 million and $5.5 million, respectively. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses. The net unrealized loss included in the 1994 Statement of Consolidated Earnings for trading investment securities was $7.2 million.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $7.6 million and $3.5 million for the first quarters of 1994 and 1993, respectively.


COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings are presented below:

                           April 1, December 31,
(In millions)                1994      1993
- - -------------              -------   -------
Commercial paper           $14,965   $14,896
Demand and time deposits     5,931     5,946
Securities loaned            1,619     1,047
Bank loans and other           784     1,325
                           -------   -------
 Total                     $23,299   $23,214
                           =======   =======


COMMITMENTS

The Corporation enters into contractual agreements, often referred to as "derivatives" or off-balance-sheet financial instruments, involving futures, forwards (including mortgage-backed securities), options and swap transactions, including swap options, caps, collars, and floors. The Corporation uses derivatives in conjunction with on-balance-sheet financial instruments to facilitate customer transactions, manage its own interest rate, currency, and market risk, and to meet trading and financing needs. Derivatives contracts often involve future commitments to swap interest payment streams, to purchase or sell other financial instruments at specified terms on a specified date, or to exchange currencies. In addition, the Corporation writes options on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The contractual or notional amounts of these instruments are set forth below:

                   April 1,  December 31,
(In billions)        1994       1993
- - -------------       -----      -----
Forward contracts   $ 192      $ 154
Futures contracts     160        105
Swap agreements       599        560
Options written        85         72

In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At April 1, 1994, letters of credit aggregating $2,450 million were used for this purpose.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of April 1, 1994 would not have a material effect on the consolidated financial condition of the Corporation.


REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a broker-dealer and subsidiary of the Corporation, is subject to the Securities and Exchange Commission's Net Capital Rule. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit balances arising from customer transactions. At April 1, 1994, MLPF&S's regulatory net capital of $1,349 million was 11.2% of aggregate debit balances, and its regulatory net capital in excess of the minimum required was $1,108 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule required by the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At April 1, 1994, MLGSI's liquid capital of $1,238 million was 287% of its total market and credit risk, and liquid capital in excess of the minimum required was $720 million.

Merrill Lynch International Limited ("MLIL") is a United Kingdom registered broker-dealer and is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the financial resources requirement of the SFA. At April 1, 1994, MLIL's regulatory capital was $1,377 million, and exceeded the minimum requirement by $393 million.

INDEPENDENT ACCOUNTANTS' REPORT
- - -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of April 1, 1994, and the related condensed statements of consolidated earnings and consolidated cash flows for the three-month periods ended April 1, 1994 and March 26, 1993. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of December 31, 1993, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 28, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the note to the condensed consolidated financial statements entitled, "Accounting Changes", in 1993 the Corporation and its subsidiaries changed their method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.


/s/ Deloitte & Touche

New York, New York

May 13, 1994

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation") conduct their businesses in global financial markets that are influenced by a number of factors including economic conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can create volatility in the marketplace. While higher volatility can increase risk, it also increases order flow, which drives many of the Corporation's businesses. Other market and economic conditions, including the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions, and the size, number, and timing of transactions may also affect earnings. As a result, revenues and net earnings can vary significantly from year to year, and from quarter to quarter.

Strong markets, which contributed to the Corporation's third consecutive record year in 1993, continued in the first half of the 1994 first quarter with heavy retail volume, growth in underwritings, particularly emerging market financings, consistent trading revenues, and increased inflows of client assets. In the second half of the quarter, markets became more volatile as inflationary fears prompted the Federal Reserve to increase short-term interest rates in early February and mid-March. The advance in interest rates and political uncertainty in various regions of the world contributed to lower revenue levels for the second part of the quarter, especially in institutional markets.

Underwriting volume declined industrywide in the second half of the 1994 first quarter as issuer refinancings decreased due to rising interest rates, and investor demand was limited to higher quality issues. Strategic services revenues, however, continued to benefit from increased merger and acquisition activity. Trading results were generally down for the quarter industrywide, as rising interest rates and regional instabilities, particularly in Mexico, increased volatility in bond and equity markets. Continued strong performance in swaps and other derivatives and foreign equities was offset by lower revenues in certain fixed-income products, and losses by many financial services firms, including the Corporation, in emerging market securities. Latin American Brady bonds, in particular, experienced sharp declines, as these securities are linked to performance of long-term U.S. Treasury bonds and were affected by political tensions in Mexico.

The retail markets remained active during the 1994 first quarter. Commission revenues benefited from increased volume and market volatility. The New York Stock Exchange ("NYSE") average daily trading volume was 311 million shares in the 1994 first quarter, 20% and 14% above volumes in the 1993 first and fourth quarters, respectively. Heightened investor activity also contributed to increased fee-based revenues during the 1994 first quarter. Uncertainty in stock and bond markets during March, however, altered the flow of investor assets from stock and bond funds to money market funds, industrywide.

The Dow Jones Industrial Average ("DJIA") average daily closing index for the 1994 first quarter was 3,861, 15% above the 1993 first quarter average closing index and 5% above the 1993 fourth quarter average close. Nevertheless, after reaching a record high in January 1994, the DJIA dropped approximately 11% by quarter end. In the bond market, prices of the 30 year U.S. Treasury bond fell throughout the latter half of the quarter, dropping nearly 14% from the end of January 1994, the largest decline since 1987. The yield on the 30 year U.S. Treasury bond surpassed 7%, ending at 7.26%.

Despite less favorable markets in the second half of the 1994 first quarter, the Corporation achieved record quarterly results and continued to benefit from effective risk management, expanding fee-based revenues, and diversified revenue sources.


First Quarter 1994 Versus First Quarter 1993
- - --------------------------------------------

Net earnings for the 1994 first quarter were a record $371.8 million, up $64.8 million (21%) from the $307.0 million reported for the 1993 first quarter. Net earnings for the 1993 first quarter were restated to reflect the $35.4 million cumulative effect charge (net of $25.1 million of applicable income tax benefits) related to the adoption in 1993 of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." Earnings before the cumulative effect of the change in accounting principle increased 9% from the $342.4 million reported in the 1993 first quarter.

Results for the 1993 first quarter included a non-recurring pretax lease charge totaling $103.0 million ($59.7 million after income taxes) related to the Corporation's decision not to occupy certain office space at its World Financial Center Headquarters ("Headquarters") facility. An agreement to sublet this space was entered into in the 1993 fourth quarter.

Primary and fully diluted earnings per common share were $1.68 in the 1994 first quarter compared with $1.35 primary and fully diluted ($1.51 primary and fully diluted before the cumulative effect of the change in accounting principle) for the comparable 1993 period.

After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1994 first quarter totaled $370.4 million, up 21% from the $305.6 million in the year-ago quarter.

The Corporation's pretax profit margin in the 1994 first quarter increased to 23.0% from 22.6% in the prior year's first quarter, while the net profit margin increased to 13.1% from 11.8% (13.1% before the cumulative effect of the change in accounting principle) in the year-earlier quarter. Total revenues increased 20% from the 1993 first quarter to $4,739 million. Net revenues (revenues after interest expense) advanced 8% over the year-ago period to $2,832 million for the 1994 first quarter. As previously mentioned, market conditions were less favorable during the second half of the 1994 first quarter. Net revenues during this period were down 8% from average net revenues for a comparable period in the 1993 first quarter. These less favorable market conditions continued into April 1994.

Commission revenues increased 20% over the year-ago quarter to a record $868 million. Mutual fund commissions rose 43% from the 1993 first quarter to $281 million, benefiting from continued investor demand for potentially higher yielding investments. Growth in sales of front-end mutual funds and distribution and redemption fees earned on deferred charge funds contributed to higher commission levels. Commissions on listed securities advanced 12% to $403 million reflecting higher NYSE average daily trading volume. Other commission revenues increased 11% to $184 million on the strength of higher commodity and over-the-counter transactions, partially offset by lower commission revenues from money market instruments.

Interest and dividend revenues advanced 37% to $2,200 million due to increases in collateralized lending activities and higher levels of interest-earning assets, principally inventories. Interest expense, which includes dividend expense, increased 42% to $1,907 million as a result of increases in collateralized borrowing activities and higher levels of interest-bearing liabilities. Net interest and dividend profit rose 14% to a record $293 million for the first quarter of 1994. Contributing to these strong results were the continued expansion of collateralized borrowing and lending activities, growth in fixed-income trading inventories and related hedges, and the increased availability of interest-free funds due to a higher equity base.

Significant components of interest and dividend revenues and interest expense for the three-month periods ended April 1, 1994 and March 26, 1993, respectively, follow:

                                     Three Months Ended
                                -----------------------------
(In millions)                   April 1, 1994  March 26, 1993
- - -------------                   -------------  --------------
Interest and
  dividend revenues:
Trading inventories                 $  802          $  540
Resale agreements                      313             305
Securities borrowed                    550             267
Margin lending                         216             181
Other                                  319             309
                                    ------          ------
   Total                             2,200           1,602
                                    ------          ------

Interest expense:
Borrowings                             811             514
Repurchase agreements                  443             329
Commitments for securities
  sold but not yet purchased           446             259
Other                                  207             244
                                    ------          ------
   Total                             1,907           1,346
                                    ------          ------

Net interest and
  dividend profit                   $  293          $  256
                                    ======          ======


Principal transactions revenues declined 12% to $667 million for the 1994 first quarter, compared to record levels in the corresponding 1993 quarter. Fixed-income and foreign exchange trading revenues, in the aggregate, decreased 25% to $443 million. The increase in U.S.

interest rates and political instability in certain parts of the world during the second half of the 1994 first quarter negatively affected trading results in certain products. Revenues were lower in corporate bonds and preferred stock, municipal bonds, and money market instruments. Revenues from these products decreased 61% from levels of a year-ago. Moreover, volatility in emerging market securities contributed to a $10 million loss, principally unrealized, in non-U.S. government and agency securities. Offsetting these declines were substantially higher revenues from swaps and other derivatives, mortgage-backed products, and U.S. Government and agency securities.

Swaps and derivatives revenues, which represented 37% of total principal transactions revenues in the 1994 first quarter, benefited from continued high volume and market growth, as well as an expanding product base. Mortgage-backed products revenues rose $22 million from the year-ago quarter due to increased trading activity in mortgage- and asset-backed securities and whole loans. U.S. Government and agency securities revenues increased $19 million from the 1993 first quarter due to increased trading volume and favorable market positioning relative to rising interest rates.

Equity and commodity trading revenues, in the aggregate, rose 32% to $224 million due primarily to higher trading revenues from American Depositary Receipts and foreign equities and increased commodity trading activity.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of financial instruments, the Corporation views net interest and principal transactions components in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (e.g., the spread representing interest earned versus financing costs on financial instruments) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific position. Interest income or expense on a U.S. Treasury security, for example, is reflected in net interest, while any realized or unrealized gain or loss is included in principal transactions. Financial instruments requiring forward settlement, such as mortgage-backed "to be announced" mortgage pools, have interest components built into their market value; any change in the market value, however, is recorded in principal transactions revenues. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate. Consequently, net interest and principal transactions revenue components should be evaluated collectively.

The table that follows provides information on aggregate trading profits, including net interest. Principal transactions revenues amounts are derived from the external reporting categories, while interest revenue and expense components are based on external reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.

                              Principal    Net Interest     Net
                             Transactions     Revenue     Trading
(In millions)                  Revenue       (Expense)    Revenue
- - -------------                ------------  -------------  -------

1994 First Quarter
- - ------------------

Fixed-income and foreign
  exchange                       $195          $120         $315
Swaps and derivatives (1)         248           (10)         238
Equities and commodities          224             2          226
                                 ----          ----         ----
   Total                         $667          $112         $779
                                 ====          ====         ====

1993 First Quarter
- - ------------------

Fixed-income and foreign
  exchange                       $412          $109         $521
Swaps and derivatives (1)         180            16          196
Equities and commodities          169            (3)         166
                                 ----          ----         ----
   Total                         $761          $122         $883
                                 ====          ====         ====


(1) Swaps and derivatives revenues include transactions recorded by the Corporation's primary derivative subsidiaries.


Investment banking revenues were $444 million, virtually unchanged from the 1993 first quarter. Underwriting activity slowed during the latter half of the 1994 first quarter, with industrywide declines in volume from a year ago. Issuers were less active as increased interest rates reduced refinancings and market volatility delayed issuances. Moreover, investors were more selective as markets became less favorable. As a result, underwriting revenues decreased 11%
from the 1993 first quarter to $379 million.   The decrease resulted primarily
from lower underwriting revenues in corporate debt and municipal securities and preferred stock, partially offset by increased revenues from high-yield debt offerings. Despite lower underwriting revenues, the Corporation retained its position as top underwriter of debt and equity securities both in the U.S., with a 16.6% market share, and globally, with a 13.1% market share, according to Securities Data Co. Strategic services revenues rose 267% to $65 million due to increased merger and acquisitions activity in the healthcare, retail, and entertainment industries.

Asset management and portfolio service fees were a record $444 million, up 23% from the 1993 first quarter. Fees earned from asset management activities, the Merrill Lynch Consults (Registered Trademark) ("ML Consults") portfolio management service, and other fee-based services contributed to the advance. Asset management fees increased 26% to $199 million due primarily to growth in stock and bond funds. Assets under management by Merrill Lynch Asset Management ("MLAM") rose 13% to $164 billion at quarter-end, compared with $145 billion at the close of the 1993 first quarter. As indicated earlier, the increase in assets under management was attributable to stock and bond funds, which grew 33% from a year-ago to $73 billion.

At year-end 1993, assets under management by MLAM totaled $160 billion. During the first quarter of 1994, asset levels in stock and money market funds increased, while bond funds declined modestly.

Revenues from ML Consults advanced 27% to $82 million as a result of more accounts and increased asset levels. The number of accounts increased 15% over last year's first quarter to 88,000 accounts at quarter-end, while asset levels were up 17% to $17 billion.

Other revenues increased 72% to $116 million principally as a result of a small net investment gain in the 1994 first quarter compared to a $49 million net investment loss in the corresponding 1993 quarter.

Non-interest expenses increased 8% (14% excluding the non-recurring lease charge of $103.0 million) from the 1993 first quarter to $2,180 million. The largest expense category, compensation and benefits, increased 13% to $1,431 million. Compensation expense advanced primarily due to higher production-related compensation, standard merit increases, and a 6% increase in the number of full-time employees. Higher payroll taxes contributed to the increase in benefits costs. Compensation and benefits expense as a percentage of net revenues increased to 50.5% from 48.4% in the year-ago period.

Occupancy costs decreased 6% (49% including the $103.0 million non-recurring charge in 1993), benefiting from reduced space utilization at the Headquarters facility. Communications and equipment rental expenses were up 10% to $104 million, due to increased usage of market data, news, and statistical services, and higher volume-related telephone charges. Depreciation and amortization expense rose 6% to $74 million primarily due to facilities and equipment acquired during 1993 and the first quarter of 1994. Advertising and market development expenses increased 22% to $99 million as a result of increases in travel costs due to the heightened level of business activity and in Financial Consultant recognition expenses related to higher production levels. Professional fees increased 56% to $94 million. The Corporation continued to use system and management consultants to upgrade technology in trading, credit and customer systems. Brokerage, clearing, and exchange fees advanced 23% to $86 million due to increased volume on security and commodity exchanges. Other expenses increased 13% to $179 million due, in part, to the write-off of certain facility-related fixed assets.

Income tax expense totaled $280 million. The effective tax rate in the 1994 first quarter was 43%, compared to 42% in the year-ago period. The effective tax rate increased in the 1994 first quarter primarily as a result of tax legislation enacted in the 1993 third quarter.


LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. To strengthen liquidity the Corporation maintains a strong capital base, issues term debt, obtains committed backup credit facilities, concentrates debt issuance through Merrill Lynch & Co., Inc. (the "Parent"), and pursues expansion and diversification of investors, funding instruments, and creditors.

There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders, and regulatory restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources could include liquidating cash equivalents, securitizing additional home equity and PrimeFirst (Registered Trademark) loans, and drawing upon committed unsecured credit facilities.

As an additional measure, the Corporation regularly reviews its assets and liabilities to ascertain its ability to conduct core businesses without reliance on issuing new unsecured debt or drawing upon committed credit facilities for terms beyond one year. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity. The Corporation monitors the liquidity of assets, the quality of committed credit facilities and the overall level of term debt in assessing financial strength and capital adequacy at any point in time.

The second element of the Corporation's liquidity strategy is to concentrate all general purpose borrowing at the Parent level, except where tax regulations or time differences make this impractical. The benefits of this guideline are: a) the lower financing costs that result from the reduced risks of a diversified asset and business base; b) the simplicity, control and wider name recognition for banks, creditors and rating agencies; and c) the flexibility to meet variable funding requirements within subsidiaries.

The third element is to expand and diversify funding sources and to maintain strict concentration standards for short-term lenders. The Corporation's short- and long-term funding programs benefit from the large, diversified customer base and financial creativity of the Corporation's capital market and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $15.0 billion at April 1, 1994 and $14.9 billion at December 31, 1993, which represented 8% and 10% of total assets at quarter-end 1994 and year-end 1993, respectively. Through its own sales force, the Corporation markets its commercial paper to thousands of investors and is able to maintain tight concentration standards that include limits for any single investor. At April 1, 1994, total long-term debt was $14.9 billion compared with $13.5 billion at year-end 1993. During the first quarter of 1994, the Corporation issued $3.4 billion in long-term debt. During the same period, maturities and repurchases were $1.9 billion. In addition, approximately $563 million of the Corporation's securities held by subsidiaries were sold and $712 million were purchased.

Approximately $30.5 billion of the Corporation's indebtedness at April 1, 1994 is considered senior indebtedness as defined under various indentures covering subordinated debt.

In the 1994 first quarter, cash and cash equivalents decreased approximately $633 million to $1,150 million. Cash of $190 million was provided from investing activities in the 1994 first quarter. During the same period, the Corporation used $681 million for operating activities and $142 million for financing activities.


CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $5.6 billion at April 1, 1994, including $5.4 billion in common equity, supplemented by $0.2 billion in preferred stock. The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 31.8x and 26.2x for the first quarters of 1994 and 1993, respectively. The Corporation's leverage ratio at the end of the 1994 first quarter was 32.1x.
The leverage ratio was affected by the adoption of Financial Accounting Standards Board Interpretation No. 39 ("Interpretation No. 39"), "Offsetting of Amounts Related to Certain Contracts" (see Accounting Changes Note to the Consolidated Financial Statements), which increased assets by approximately $14.0 billion at April 1, 1994.

To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 19.4x and 16.0x for the first three months of 1994 and 1993, respectively. The Corporation's adjusted leverage ratio at the end of the 1994 first quarter was 19.5x.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated needs of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.


ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages the growth of its balance sheet using point-in-time and average daily balances. Average daily balances were derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances as required under generally accepted accounting principles are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances. The reasons underlying changes in average balances, however, are similar to changes in quarter-end balances. The increase in average balance sheet levels during the 1994 first quarter was attributable to many factors, including the adoption of Interpretation No. 39, increased trading activity, and investor demand.

In the 1994 first quarter, average assets were $189 billion, up 15% versus the $165 billion for the 1993 fourth quarter. Average liabilities rose 15% to $184 billion from $160 billion for the 1993 fourth quarter. Excluding the effects of adopting Interpretation No. 39, average assets and liabilities increased by approximately $15 billion in the first quarter of 1994. Interpretation No. 39 primarily affected balances related to contractual agreements and resale and repurchase agreements.

The major components in the growth of average assets and liabilities are summarized in the table that follows:

                                  Increase in      Percent
(Dollars in millions)           Average Assets     Increase
- - ---------------------         -------------------  --------

Trading inventories                 $10,452           19%
Resale agreements                   $ 8,106           18%
Securities borrowed                 $ 2,991           11%


                              Increase in Average  Percent
                                  Liabilities      Increase
                              -------------------  --------
Repurchase agreements               $11,000           18%
Commitments
 for securities sold
 but not yet purchased              $ 7,613           29%
Commercial paper and other
  short-term borrowings             $ 2,814           10%
Long-term borrowings                $ 1,071            8%

Inventory levels rose during the 1994 first quarter as a result of the effect of adopting Interpretation No. 39 and increased trading activity in equity and fixed-income products. On-balance-sheet hedges, included in trading inventories and commitments for securities sold but not yet purchased, also increased due, in part, to market volatility during the latter half of the 1994 first quarter. The Corporation uses hedges principally to reduce risk in connection with its trading activities.

The Corporation continues to diversify its sources for financing inventories using repurchase agreements, commercial paper and other short-term borrowing facilities, and medium-term notes (included in long-term borrowings).

In managing its balance sheet, the Corporation approximately match-funds its interest-earning assets with interest-bearing liabilities.

For example, the Corporation match-funds a portion of its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, earning an interest spread on these transactions. The Corporation is an active issuer of long-term debt, with the mix of long-term funding adjusted to match the lives of longer-term, less liquid assets and to strengthen overall liquidity.


NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS

In the normal course of business, the Corporation underwrites, trades, and holds non-investment grade securities in connection with its market-making, investment banking, and derivative structuring activities. As a result of the improved liquidity and credit ratings of issuers in this market, the Corporation has increased its non-investment grade trading inventories to satisfy customer demand for higher-yielding investments. The growth in non-investment grade trading inventories is also attributable to the volume of domestic high-yield underwritings, which remained favorable in the first quarter industrywide.

For purposes of this discussion, non-investment grade securities have been defined as debt and preferred equity securities rated by Standard and Poor's as BB+ or lower and by Moody's as Ba1 or lower (or equivalent ratings for other instruments and non-U.S. securities), certain sovereign debt issued in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties as well as non-rated securities which, in the opinion of management, are non-investment grade. At April 1, 1994, long and short non-investment grade trading inventories accounted for 4.0% of aggregate consolidated trading inventories, compared with 4.6% at year-end 1993. Non-investment grade trading inventories are carried at fair value.

In conjunction with its investment and merchant banking activities, the Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. Merchant banking financings are extended on a selective and limited basis. The Corporation provides extensions of credit to leveraged companies in the form of senior term and subordinated debt, as well as bridge
financing.   Loans to highly leveraged companies are carried at unpaid principal
balances less a reserve for estimated losses.   The allowance for loan losses is
estimated based on a review of each loan, and considerations of economic, market, and credit conditions. At April 1, 1994 and December 31, 1993, there were no bridge loans outstanding.

The Corporation holds direct equity investments in leveraged companies, interests in partnerships that invest in leveraged transactions, and non-investment grade securities. Equity investments in privately-held companies for which sale is restricted by government or contractual requirements are carried at the lower of cost or estimated net realizable value. The Corporation has a co-investment arrangement to enter into direct equity investments. The Corporation also has committed to participate in limited partnerships that invest in leveraged transactions.

The Corporation's involvement in highly leveraged transactions and non-investment grade securities is subject to risks related to the creditworthiness of the issuers and the liquidity of the market for such securities, in addition to the usual risks associated with investing in, financing, underwriting, and trading investment grade instruments. The Corporation recognizes such risks and, when possible, develops strategies to mitigate its exposures.

The specific components and overall level of highly leveraged and non-investment grade positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment. The Corporation continuously monitors credit risk by individual issuer and industry concentration. In addition, valuation policies provide for recognition of market liquidity, as well as the trading pattern of specific securities. In certain instances, the Corporation will hedge the exposure associated with owning a high-yield or non-investment grade position by selling short the related equity security, and in other instances, the Corporation uses non-investment grade inventories to reduce exposure related to structured derivative transactions.

The Corporation uses certain non-investment grade trading inventories, principally non-U.S. government and agency securities, to accommodate client demand and to hedge the exposure arising from structured derivative transactions. Collateral, consisting principally of U.S. Government securities, may be obtained to reduce credit risk related to these transactions.

The Corporation's insurance subsidiaries hold non-investment grade securities. At April 1, 1994, non-investment grade insurance investments as a percentage of total insurance investments were 6.4%, compared with 5.8% at year-end 1993. Non-investment grade securities of insurance subsidiaries classified as trading or available-for-sale are carried at fair value.

A summary of the Corporation's highly leveraged transactions and non-investment grade holdings is provided below:

                                             APRIL 1,  DECEMBER 31,
(Dollars in millions)                          1994        1993
- - -------------------------------------------------------------------
Non-investment grade trading inventories      $3,378      $3,129
Non-investment grade commitments for
 securities sold but not yet purchased           522         214
Non-investment grade investments
 of insurance subsidiaries                       457         458
Loans (net of allowance for
 loan losses) (A)                                323         435
Equity investments (B)                           296         276
Partnership interests                             99          92
- - -------------------------------------------------------------------
Additional commitments to invest in
 partnerships (C)                             $   18      $   19
Additional co-investment commitments              30          49
Unutilized revolving lines of
 credit and other lending
 commitments                                      56          49
- - -------------------------------------------------------------------

(A) Represented outstanding loans to 39 and 42 medium-sized companies at April 1, 1994 and at December 31, 1993, respectively.
(B) Invested in 81 and 82 enterprises at April 1, 1994 and at December 31, 1993, respectively.
(C) The Corporation has committed to invest up to $50 million in a partnership which is expected to be funded by the end of the 1994 second quarter.

At April 1, 1994, the largest non-investment grade concentration consisted of various issues of a Latin American sovereign totaling $480 million, of which $166 million represented on-balance sheet hedges. No one industry sector accounted for more than 17% of total non-investment grade positions. Included in the table above are debt and equity securities of issuers who were in various stages of bankruptcy proceedings or in default. At April 1, 1994, the carrying value of these securities totaled $293 million, of which 61% resulted from the Corporation's market-making activities.


RECENT ACCOUNTING DEVELOPMENTS

Accounting by Creditors for Impairment of a Loan
- - ------------------------------------------------

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, effective for fiscal years beginning after December 15, 1994, establishes accounting standards for creditors to measure the impairment of certain loans. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due under the terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable market price, or the fair value of the underlying collateral if the loan is collateral dependent. The Corporation is currently in the process of evaluating the impact of this statement on its financial condition, although the effect is not expected to be material.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 5. OTHER INFORMATION
        -----------------

      At the Annual Meeting of Stockholders, held on April 19, 1994, the holders of Common Stock, par value $1.33 1/3 per share, of the Registrant elected the slate of five directors recommended by the Board of Directors. The holders also approved performance goals governing, and eligibility requirements for, certain annual bonuses and grants of restricted shares and units.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

      (a) Exhibits

          (4) Instruments defining the rights of security holders, including indentures:

               (i) Form of Registrant's Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B.

               Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission (the "Commission"), upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Registrant that authorize an amount of securities constituting 10% or less of the total assets of the Registrant and its subsidiaries on a consolidated basis. However, to supplement its debt securities registration statements, the Registrant hereby files as exhibits those forms of each long-term security issued by the Registrant during the quarterly period covered by this Report that have not previously been filed with the Commission.

          (10) Material Contracts:

               (i) Form of Merrill Lynch & Co., Inc. 1994 Deferred Restricted Unit Agreement for Executive Officers.

          (11) Statement re computation of per share earnings.

          (12) Statement re computation of ratios.

          (15) Letter re unaudited interim financial information.

      (b) Reports on Form 8-K

          The following Current Reports on Form 8-K were filed by the Registrant with the Commission:


          (i) Current Report, dated January 20, 1994, for the purpose of filing the form of Registrant's 6 1/4% Notes due January 15, 2006 and the opinion of counsel relating thereto.

          (ii) Current Report, dated January 24, 1994, for the purpose of filing the Preliminary Unaudited Earnings Summary of the Registrant for the three months and year ended December 31, 1993.

          (iii) Current Report, dated January 27, 1994, for the purpose of filing the form of Registrant's Japan Index (Service Mark) Equity Participation Securities with Minimum Return Protection due January 31, 2000 and the opinion of counsel relating thereto.

          (iv) Current Report, dated January 27, 1994, for the purpose of filing the unaudited summary of restated financial information of the Registrant for the three-, six- and nine-month periods in fiscal year 1993 related to the adoption of Statement of Financial Accounting Standards No. 112.

          (v) Current Report, dated February 3, 1994, for the purpose of filing the form of Registrant's Warrant Agreement dated as of February 3, 1994 and the opinion of counsel relating thereto.

          (vi) Current Report, dated March 9, 1994, for the purpose of filing the audited financial statements of the Registrant for its 1993 fiscal year.

          (vii) Current Report, dated March 24, 1994, for the purpose of filing the form of Registrant's Constant Maturity Treasury Rate Indexed Notes due March 24, 1997 and the opinion of counsel relating thereto.

          (viii) Current Report, dated March 30, 1994, for the purpose of filing the form of Registrant's 6 3/8% Notes due March 30, 1999 and the opinion of counsel relating thereto.

          (ix) Current Report, dated March 31, 1994, for the purpose of filing the form of Registrant's AMEX Oil Index (Registered Service
                 Mark) Stock Market Annual Reset Term Notes (Service Mark) due December 29, 2000 and the opinion of counsel relating thereto.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    MERRILL LYNCH & CO., INC.
                                    ---------------------------
                                         (Registrant)


                                    /s/ Joseph T. Willett
Date:  May 13, 1994           By:   _____________________________
                                    Joseph T. Willett
                                    Senior Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibits

(4)  Instruments defining the rights of security holders, including indentures:

     (i) Form of Registrant's Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B.

(10) Material Contracts:

     (i) Form of Merrill Lynch & Co., Inc. 1994 Deferred Restricted Unit Agreement for Executive Officers.

(11) Statement re computation of per share earnings.

(12) Statement re computation of ratios.

(15) Letter re unaudited interim financial information.