Form 10-Q
period 1994-07-01
MERRILL LYNCH & CO INC
filed 1994-08-12
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  JULY 1, 1994
                               -------------

COMMISSION FILE NUMBER          1-7182
                               -------------


                           MERRILL LYNCH & CO., INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                   13-2740599
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

          WORLD FINANCIAL CENTER, NORTH TOWER,
          NEW YORK, NEW YORK                             10281-1332
- --------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                (212) 449-1000
- --------------------------------------------------------------------------------
Registrant's telephone number, including area code

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      194,529,570 shares of Common Stock*
                (as of the close of business on August 5, 1994)

 * Does not include 7,255,040 unallocated shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  Financial Statements
         --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                             --------------------------   PERCENT
                                                JULY 1,      JUNE 25,     INCREASE
(In Thousands, Except Per Share Amounts)         1994          1993      (DECREASE)
                                             ------------  ------------  ----------
REVENUES
Commissions................................    $  690,533    $  670,777          3 %
Interest and dividends.....................     2,317,691     1,687,947         37
Principal transactions.....................       560,867       743,413        (25)
Investment banking.........................       322,006       413,846        (22)
Asset management and portfolio
 service fees..............................       431,930       381,726         13
Other......................................       157,273        65,300        141
                                               ----------    ----------      -----
Total Revenues.............................     4,480,300     3,963,009         13
  Interest Expense.........................     2,082,581     1,408,512         48
                                               ----------    ----------      -----

Net Revenues...............................     2,397,719     2,554,497         (6)
                                               ----------    ----------      -----

NON-INTEREST EXPENSES
Compensation and benefits..................     1,216,450     1,279,302         (5)
Occupancy..................................       108,574       116,461         (7)
Communications and equipment rental........       107,922        94,120         15
Depreciation and amortization..............        80,595        73,141         10
Advertising and market development.........        99,145        91,250          9
Professional fees..........................        87,225        66,822         31
Brokerage, clearing, and exchange fees.....        87,465        71,286         23
Other......................................       177,681       167,207          6
                                               ----------    ----------      -----
Total Non-Interest Expenses................     1,965,057     1,959,589          -
                                               ----------    ----------      -----

EARNINGS BEFORE INCOME TAXES...............       432,662       594,908        (27)
Income tax expense.........................       180,853       249,861        (28)
                                               ----------    ----------      -----

NET EARNINGS...............................    $  251,809    $  345,047        (27)%
                                               ==========    ==========      =====

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS..............................    $  250,270    $  343,769
                                               ==========    ==========

EARNINGS PER COMMON SHARE:
  Primary..................................    $     1.18    $     1.52
                                               ==========    ==========

  Fully diluted............................    $     1.18    $     1.51
                                               ==========    ==========

Dividend Paid Per Common Share.............    $      .23    $     .175
                                               ==========    ==========

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary..................................       212,489       225,612
                                               ==========    ==========

  Fully diluted............................       212,489       226,922
                                               ==========    ==========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                             FOR THE SIX MONTHS ENDED
                                             -------------------------   PERCENT
                                               JULY 1,      JUNE 25,     INCREASE
(In Thousands, Except Per Share Amounts)        1994          1993      (DECREASE)
                                             -----------  ------------  ----------

REVENUES
Commissions................................   $1,558,777   $1,392,517          12 %
Interest and dividends.....................    4,517,227    3,290,402          37
Principal transactions.....................    1,227,544    1,504,853         (18)
Investment banking.........................      766,401      859,202         (11)
Asset management and portfolio
 service fees..............................      876,158      742,549          18
Other......................................      273,004      132,470         106
                                              ----------   ----------       -----
Total Revenues.............................    9,219,111    7,921,993          16
  Interest Expense.........................    3,989,564    2,755,380          45
                                              ----------   ----------       -----

Net Revenues...............................    5,229,547    5,166,613           1
                                              ----------   ----------       -----

NON-INTEREST EXPENSES
Compensation and benefits..................    2,646,967    2,543,594           4
Occupancy..................................      221,582      339,772         (35)
Communications and equipment rental........      211,446      187,912          13
Depreciation and amortization..............      154,766      143,039           8
Advertising and market development.........      197,750      172,303          15
Professional fees..........................      181,302      127,024          43
Brokerage, clearing, and exchange fees.....      173,955      141,385          23
Other......................................      356,909      326,355           9
                                              ----------   ----------       -----
Total Non-Interest Expenses................    4,144,677    3,981,384           4
                                              ----------   ----------       -----

EARNINGS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......................    1,084,870    1,185,229          (8)
Income tax expense.........................      461,302      497,796          (7)
                                              ----------   ----------       -----

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE............      623,568      687,433          (9)
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET OF
 APPLICABLE INCOME TAXES OF $25,075).......            -      (35,420)        N/M
                                              ----------   ----------       -----
NET EARNINGS...............................   $  623,568   $  652,013          (4)%
                                              ==========   ==========       =====

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS..............................   $  620,693   $  649,339
                                              ==========   ==========

PRIMARY EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle.......   $     2.87   $     3.04
  Cumulative Effect of Change in
   Accounting Principle....................            -         (.16)
                                              ----------   ----------
NET EARNINGS...............................   $     2.87   $     2.88
                                              ==========   ==========

FULLY DILUTED EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle.......   $     2.87   $     3.03
  Cumulative Effect of Change in
   Accounting Principle....................            -         (.16)
                                              ----------   ----------
NET EARNINGS...............................   $     2.87   $     2.87
                                              ==========   ==========

DIVIDENDS PAID PER COMMON SHARE............   $      .43   $     .325
                                              ==========   ==========

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary..................................      216,561      225,762
                                              ==========   ==========

  Fully diluted............................      216,561      226,418
                                              ==========   ==========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Dollars in Thousands, Except Per Share Amounts)             JULY 1,      DEC. 31,
ASSETS                                                        1994          1993
- --------------------------------------------------------  ------------  ------------

CASH AND CASH EQUIVALENTS...............................  $  3,310,269  $  1,783,408
                                                          ------------  ------------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS...............     5,571,145     4,069,424
                                                          ------------  ------------

MARKETABLE INVESTMENT SECURITIES........................     2,089,302     1,749,254
                                                          ------------  ------------

TRADING INVENTORIES, AT FAIR VALUE
Corporate debt, contractual agreements,
 and preferred stock....................................    28,478,182    16,764,084
Non-U.S. governments and agencies.......................     8,234,629     9,260,725
U.S. Government and agencies............................     6,203,640     7,287,081
Equities and convertible debentures.....................     7,810,518     6,806,539
Mortgages and mortgage-backed...........................     5,800,325     6,486,464
Money markets...........................................     1,830,516     3,337,839
Municipals..............................................       962,878     1,606,097
                                                          ------------  ------------
Total...................................................    59,320,688    51,548,829
                                                          ------------  ------------

RESALE AGREEMENTS.......................................    45,953,364    38,137,528
                                                          ------------  ------------

SECURITIES BORROWED.....................................    20,215,603    19,001,061
                                                          ------------  ------------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $46,350 in 1994 and $47,953 in 1993)...................    14,399,930    13,242,875
Brokers and dealers.....................................     7,168,993     7,292,332
Interest and other......................................     4,227,808     2,758,768
                                                          ------------  ------------
Total...................................................    25,796,731    23,293,975
                                                          ------------  ------------

INVESTMENTS OF INSURANCE SUBSIDIARIES...................     6,372,764     7,841,444

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $205,556 IN 1994 AND $142,414 IN 1993)..     1,739,118     2,083,553

OTHER INVESTMENTS.......................................       825,191       873,806

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $1,764,730 IN 1994 AND $1,677,334 IN 1993)..........     1,571,758     1,506,964

OTHER ASSETS............................................     1,240,603     1,021,116
                                                          ------------  ------------

TOTAL ASSETS............................................  $174,006,536  $152,910,362
                                                          ============  ============


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Dollars in Thousands, Except Per Share Amounts)                JULY 1,       DEC. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1994           1993
- -----------------------------------------------------------  ------------   ------------
LIABILITIES

REPURCHASE AGREEMENTS......................................  $ 60,081,702   $ 56,418,148
                                                             ------------   ------------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...........    23,081,706     23,214,329
                                                             ------------   ------------

COMMITMENTS FOR SECURITIES SOLD BUT NOT YET PURCHASED, AT
 FAIR VALUE
U.S. Government and agencies...............................    12,692,762     12,183,271
Equities and convertible debentures........................     4,459,107      3,953,850
Corporate debt, contractual agreements,
 and preferred stock.......................................    14,614,812      3,577,056
Non-U.S. governments and agencies..........................     2,874,041      1,762,154
Municipals.................................................       164,669        184,041
                                                             ------------   ------------
Total......................................................    34,805,391     21,660,372
                                                             ------------   ------------

CUSTOMERS..................................................    13,166,159     13,571,379

INSURANCE..................................................     6,077,311      7,405,673

BROKERS AND DEALERS........................................     7,345,447      4,862,584

OTHER LIABILITIES AND ACCRUED INTEREST.....................     8,531,133      6,823,064

LONG-TERM BORROWINGS.......................................    15,289,293     13,468,900
                                                             ------------   ------------

TOTAL LIABILITIES..........................................   168,378,142    147,424,449
                                                             ------------   ------------

STOCKHOLDERS' EQUITY
PREFERRED STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
 (Liquidation preference $100,000 per share);
  authorized: 25,000,000 shares;
  issued: 1994 and 1993 - 3,000 shares;
  outstanding: 1994 and 1993 - 1,938 shares................       193,800        193,800
                                                             ------------   ------------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
  authorized: 500,000,000 shares;
  issued: 1994 and 1993 - 236,330,162 shares...............       315,105        315,105
Paid-in capital............................................     1,209,817      1,156,367
Foreign currency translation adjustment....................         2,728        (18,305)
Net unrealized (losses) gains on investment securities
  available-for-sale (net of applicable income tax
  (benefit) expense of $(18,366) in 1994 and
  $12,493 in 1993).........................................       (34,330)        21,355
Retained earnings..........................................     5,310,680      4,777,142
                                                             ------------   ------------
   Subtotal................................................     6,804,000      6,251,664

Less:
 Treasury stock, at cost:
    1994 - 33,092,703 shares;
    1993 - 23,408,139 shares...............................     1,070,374        695,788
 Unallocated ESOP shares, at cost:
    1994 - 7,255,040 shares;
    1993 - 8,932,332 shares................................       114,267        140,684
 Employee stock transactions...............................       184,765        123,079
                                                             ------------   ------------

TOTAL COMMON STOCKHOLDERS' EQUITY..........................     5,434,594      5,292,113
                                                             ------------   ------------

TOTAL STOCKHOLDERS' EQUITY.................................     5,628,394      5,485,913
                                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $174,006,536   $152,910,362
                                                             ============   ============

BOOK VALUE PER COMMON SHARE................................  $      27.95   $      26.17
                                                             ============   ============

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                        -------------------------
(In Thousands)                                                            JULY 1,       JUNE 25,
                                                                           1994           1993
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.............................................               $   623,568   $   652,013
Noncash items included in earnings:
 Cumulative effect of change in accounting principle.....                         -        35,420
 Depreciation and amortization...........................                   154,766       143,039
 Policyholder reserves...................................                   194,175       285,885
 Other...................................................                   483,026       476,198

(Increase) decrease in operating assets:
 Trading inventories.....................................                (7,771,859)   (9,441,687)
 Cash and securities segregated for regulatory purposes
  or deposited with clearing organizations...............                (1,501,721)      242,012
 Securities borrowed.....................................                (1,214,542)   (6,617,636)
 Customers...............................................                (1,193,585)   (1,659,974)
 Maturities and sales of trading investment securities...                    20,129             -
 Purchases of trading investment securities..............                   (27,928)            -
 Other...................................................                  (967,046)   (1,314,963)
Increase (decrease) in operating liabilities:
 Commitments for securities sold but not yet purchased...                13,145,019     5,882,064
 Customers...............................................                  (405,220)     (306,424)
 Insurance...............................................                (1,348,699)     (795,972)
 Other...................................................                 4,082,718     3,127,100
                                                                        -----------   -----------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.........                 4,272,801    (9,292,925)
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
 Maturities of available-for-sale securities.............                 1,509,357             -
 Sales of available-for-sale securities..................                   866,020             -
 Purchases of available-for-sale securities..............                (1,169,067)            -
 Maturities of held-to-maturity securities...............                 1,005,146             -
 Purchases of held-to-maturity securities................                (1,335,942)            -
 Maturities and sales of investments by insurance
  subsidiaries...........................................                         -     1,618,331
 Purchases of investments by insurance subsidiaries......                         -    (1,196,141)
 Marketable investment securities........................                         -      (479,331)
 Other investments and other assets......................                  (263,895)     (117,755)
 Property, leasehold improvements, and equipment.........                  (219,560)     (191,801)
                                                                        -----------   -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.........                   392,059      (366,697)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
 Repurchase agreements, net of resale agreements.........                (4,152,282)    5,964,692
 Commercial paper and other short-term borrowings........                  (132,623)    2,638,611
 Issuance and resale of long-term borrowings.............                 6,715,316     4,223,349
 Settlement and repurchase of long-term borrowings.......                (5,012,226)   (2,582,381)
 Other common stock transactions.........................                  (466,154)       (3,069)
 Dividends...............................................                   (90,030)      (70,835)
                                                                        -----------   -----------

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.........                (3,137,999)   10,170,367
                                                                        -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS....................                 1,526,861       510,745

Cash and cash equivalents, beginning of year.............                 1,783,408     1,251,572
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................               $ 3,310,269   $ 1,762,317
                                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
 Income taxes totaled $812,676 in 1994 and $472,674 in 1993.
 Interest totaled $3,851,008 in 1994 and $2,622,502 in 1993.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The decrease in unrealized gain on investment securities available-for-sale totaled $55,685.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 1, 1994


BASIS OF PRESENTATION

The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 31, 1993 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and six-month periods are unaudited; however, in the opinion of the management of the Corporation, all adjustments necessary for a fair statement of the results of operations have been included. The adjustments consist of normal recurring accruals and a non-recurring pretax lease charge of $103.0 million ($59.7 million after income taxes) previously reported in the 1993 first quarter.

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

ACCOUNTING CHANGES

On January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39 ("Interpretation No. 39"), "Offsetting of Amounts Related to Certain Contracts". Interpretation No. 39 affects the financial statement presentation of balances related to swap, forward, and other similar exchange or conditional type contracts, and unconditional type contracts. The Corporation is generally required to report separately on the balance sheet unrealized gains as assets, and unrealized losses as liabilities. For exchange or conditional contracts, netting is permitted only when a legal right of setoff exists with the same counterparty under a master netting arrangement. For unconditional contracts, such as resale and repurchase agreements, net cash settlement of the related receivable and payable balances is also required.

Prior to the adoption of Interpretation No. 39, the Corporation followed industry practice in reporting balances related to certain types of contracts on a net basis. Unrealized gains and losses for swap, forward, and other similar contracts were reported net on the balance sheet by contract type, while certain receivables and payables related to resale and repurchase agreements were reported net by counterparty. At July 1, 1994, assets and liabilities increased approximately $13.5 billion for the effect of Interpretation No. 39.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", effective as of the 1993 first quarter. The cumulative effect of this change in accounting principle, reported in the 1993 Statement of Consolidated Earnings, resulted in a charge (net of applicable income tax benefit) of $35.4 million. The 1993 year-to-date Statement of Consolidated Earnings has been restated to reflect the impact of this pronouncement.

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

The Corporation has several broad categories of investments on its Consolidated Balance Sheets, including investments of insurance subsidiaries, marketable investment securities, and other investments. A reconciliation of the Corporation's investment securities to those reported in the Consolidated Balance Sheets is presented below:


                                            July 1,   December 31,
(In thousands)                               1994         1993
- -------------                             ----------  ------------
Investments of insurance subsidiaries:
   Available-for-sale                     $4,661,263    $6,088,443
   Trading                                   161,625       164,620
   Non-qualifying                          1,549,876     1,588,381
                                          ----------    ----------

Total                                     $6,372,764    $7,841,444
                                          ==========    ==========

Marketable investment securities:
   Available-for-sale                     $  487,697    $  471,862
   Held-to-maturity                        1,601,605     1,277,392
                                          ----------    ----------

Total                                     $2,089,302    $1,749,254
                                          ==========    ==========

Other investments:
   Available-for-sale                     $   78,089    $  151,801
   Held-to-maturity                            1,742        16,635
   Non-qualifying                            745,360       705,370
                                          ----------    ----------

Total                                     $  825,191    $  873,806
                                          ==========    ==========


For registrants subject to the information reporting requirements of the Securities Exchange Act of 1934, there are additional requirements under SFAS No. 115. The Corporation's insurance subsidiaries are required to adjust deferred acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholders' equity and assume that the unrealized gain or loss on available-for-sale securities was realized.

The table that follows provides the components of the net unrealized (loss) gain recorded in stockholders' equity for available-for-sale investments:


                                          July 1,   December 31,
(In thousands)                             1994         1993
- --------------                          ----------  -------------

Net unrealized (losses) gains
   on investment securities
   available-for-sale                   $(298,387)     $ 254,030
Adjustments for:
   Policyholder liabilities               173,838       (205,495)
   Deferred policy acquisition costs       38,005        (14,687)
   Deferred income taxes                   30,859        (12,493)
                                        ---------      ---------
Net activity for the period               (55,685)        21,355
Net unrealized gains on investment
   securities classified as
   available-for-sale, beginning
   of year                                 21,355              -
                                        ---------      ---------
Net unrealized (losses) gains
   on investment securities
   classified as available-for-sale,
   end of period                        $ (34,330)     $  21,355
                                        =========      =========


In the 1994 second quarter, gross realized gains and losses related to available-for-sale investment securities were $0.9 million and $2.1 million, respectively. For the six-month period ended July 1, 1994, gross realized gains and losses related to available-for-sale investment securities were $6.3 million and $7.7 million, respectively. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses.
Net unrealized losses from trading investment securities included in the 1994 three- and six-month Statements of Consolidated Earnings were $4.3 million and $11.5 million, respectively.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $7.2 million and $5.8 million for the second quarters of 1994 and 1993, respectively. For the six-month periods ended July 1, 1994 and June 25, 1993, payments in lieu of dividends were $14.7 million and $9.3 million, respectively.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at July 1, 1994 and December 31, 1993 follow:

                            July 1,      December 31,
(In millions)                1994            1993
- -------------               -------      ------------

Commercial paper            $13,933           $14,896
Demand and time deposits      6,365             5,946
Securities loaned             1,525             1,047
Bank loans and other          1,259             1,325
                            -------           -------
 Total                      $23,082           $23,214
                            =======           =======


COMMITMENTS

The Corporation enters into certain contractual agreements, referred to as "derivatives" or off-balance-sheet financial instruments, involving futures, forwards (including mortgage-backed securities requiring forward settlement), options, and swap transactions, including swap options, caps, collars, and floors. The Corporation uses derivatives in conjunction with on-balance-sheet financial instruments to facilitate customer transactions, manage its own interest rate, currency, and market risk, and to meet trading and financing needs. Derivatives contracts often involve future commitments to swap interest payment streams, to purchase or sell other financial instruments at specified terms on a specified date, or to exchange currencies. In addition, the Corporation writes options on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The contractual or notional amounts of these instruments are set forth below:

                       July 1,      December 31,
(In billions)           1994            1993
- -------------          -------      ------------

Forward contracts         $164              $154
Futures contracts          222               105
Swap agreements            749               560
Options written            102                72

In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At July 1, 1994, letters of credit aggregating $1,442 million were used for this purpose.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of July 1, 1994 would not have a material effect on the consolidated financial condition of the Corporation.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a broker-dealer and subsidiary of the Corporation, is subject to the Securities and Exchange Commission's Net Capital Rule. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit balances arising from customer transactions. At July 1, 1994, MLPF&S's regulatory net capital of $1,239 million was 10% of aggregate debit balances, and its regulatory net capital in excess of the minimum required was $998 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule required by the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At July 1, 1994, MLGSI's liquid capital of $1,004 million was 217% of its total market and credit risk, and liquid capital in excess of the minimum required was $448 million.

Merrill Lynch International Limited ("MLIL") is a United Kingdom registered broker-dealer and is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the financial resources requirement of the SFA. At July 1, 1994, MLIL's regulatory capital was $1,386 million, and exceeded the minimum requirement by $367 million.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of July 1, 1994, and the related condensed statements of consolidated earnings for the three- and six-month periods ended July 1, 1994 and June 25, 1993 and consolidated cash flows for the six-month periods ended July 1, 1994 and June 25, 1993. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

New York, New York
August 12, 1994

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation") conduct their businesses in global financial markets that are influenced by a number of factors including economic and market conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can create volatility in the marketplace. While higher volatility can increase risk, it may also increase order flow, which drives many of the Corporation's businesses. Other global market and economic conditions, including the liquidity of secondary markets, the level and volatility of interest rates, currency and security valuations, competitive conditions, and the size, number, and timing of transactions may also affect earnings. As a result, revenues and net earnings can vary significantly from year to year, and from quarter to quarter.

Strong financial markets, evident throughout 1993 and continuing into the first six weeks of 1994, weakened during the remainder of the 1994 first-half primarily as a result of higher interest rates, unsettled currency markets, and investor caution. The broad market decline was initially triggered by an increase in short-term interest rates in February 1994. Persistent inflation concerns prompted the Federal Reserve to raise interest rates throughout the first-half of 1994. Rising U.S. and European interest rates, coupled with a weak U.S. dollar and unsettled international financial markets, have reduced institutional and retail investor activity industrywide.

Underwriting volume in the 1994 second quarter declined industrywide to the lowest level since the 1991 third quarter. Higher interest rates curtailed debt issuance, particularly refinancings. Equity issuances were down as investors became more selective. The flow of new money into equity mutual funds in the 1994 second quarter decreased industrywide, as investors opted for alternative, lower risk investments, such as short-term U.S. Treasury securities. As yields increased, many portfolio managers expanded their cash and cash equivalent holdings, further reducing demand for equities. Strategic services revenues continued to benefit from merger and acquisitions activity in healthcare, financial services, and telecommunication industries.

Trading results, particularly in interest-sensitive products, were generally lower industrywide. Foreign exchange trading was negatively affected by
uncertainty in world currency markets.   Revenues from municipal securities
increased due to more attractive tax-exempt yields, while revenues from swaps and other derivatives remained at relatively strong levels.

Retail market activity was down in the 1994 second quarter. The New York Stock Exchange ("NYSE") average daily trading volume was 273 million shares in the 1994 second quarter, 12% below the volume in the 1994 first quarter and 6% above the volume in the 1993 second quarter. The industrywide decline in trading volume in the 1994 second quarter reduced commission levels in listed securities transactions. Fee-based revenues decreased as a result of lower portfolio values and reduced inflows of client assets.

The Dow Jones Industrial Average ("DJIA") daily closing index for the 1994 second quarter averaged 3,645, 6% below the 1994 first quarter average closing index and 5% above the 1993 second quarter average close. In the bond market, the price of the 30-year U.S. Treasury bond continued to decline, with the yield climbing to 7.61% at the end of the 1994 second quarter, compared with 7.26% at the end of the 1994 first quarter and 6.70% at the end of the 1993 second quarter.

The Corporation's 1994 second quarter results were down from record second quarter levels of a year ago. Despite difficult markets, the Corporation's results benefited from a broad revenue base, effective risk management, and controlled expense levels.

Financial markets continued to weaken in July 1994 leading to lower volumes in many business areas. These market conditions negatively affected net revenues. Average net revenues for the first five weeks of the 1994 third quarter were approximately 14% below the average weekly net revenues for the 1994 second quarter.

Second Quarter 1994 Versus Second Quarter 1993 and Six Months 1994
- ------------------------------------------------------------------
Versus Six Months 1993
- ----------------------

The discussion that follows emphasizes the comparison between the second quarters of 1994 and 1993, with additional information on the six-month periods presented where appropriate.

Net earnings for the 1994 second quarter were $251.8 million, down $93.2 million (27%) from the $345.0 million reported in last year's second quarter. Second quarter earnings per common share were $1.18 primary and fully diluted, compared with $1.52 primary and $1.51 fully diluted in the 1993 second quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1994 second quarter totaled $250.3 million, down 27% from the $343.8 million in the prior year's quarter.

The Corporation's pretax profit margin in the 1994 second quarter was 18.0% versus 23.3% in the year-ago period. The net profit margin decreased to 10.5% in the 1994 second quarter compared with 13.5% in the 1993 second quarter. Total revenues increased 13% from the 1993 second quarter to $4,480 million, while net revenues (revenues after interest expense) declined 6% from the year-ago period to $2,398 million. Non-interest expenses totaled $1,965 million in the 1994 second quarter, virtually unchanged from the year-earlier period.

For the first six months of 1994, net earnings were $623.6 million, down 4% ($28.4 million) from the $652.0 million reported in last year's record first-half. Net earnings for the 1993 period included a $35.4 million cumulative effect charge (net of $25.1 million of applicable income tax benefits) related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". Earnings before the cumulative effect of the change in accounting principle decreased 9% from the $687.4 million reported in the 1993 first-half. Earnings per common share for the first six months of 1994 were $2.87 primary and fully diluted versus $2.88 primary and $2.87 fully diluted ($3.04 primary and $3.03 fully diluted, excluding the 1993 cumulative effect adjustment) in the prior year's period.
The Corporation's weighted
average common shares decreased during the first six months of 1994 as 13.3 million shares of common stock were repurchased compared with 4.6 million shares in the corresponding 1993 period. Net earnings applicable to common stockholders were $620.7 million, down $28.6 million from the $649.3 million ($684.8 million before the 1993 cumulative effect adjustment) reported in the 1993 first-half.

The Corporation's year-to-date pretax profit margin was 20.7% compared with 22.9% in the corresponding 1993 period. The net profit margin decreased to 11.9% from 12.6% (13.3% before the 1993 cumulative effect adjustment) in the 1993 six-month period. Net revenues increased 1% in the 1994 first-half to $5,230 million. Total revenues increased 16% to $9,219 million, while non-interest expenses rose 4% from the 1993 six-month period to $4,145 million.

As previously reported, 1993 six month results included a non-recurring pretax lease charge totaling $103.0 million ($59.7 million after income taxes) related to the Corporation's decision not to occupy certain office space at its World Financial Center Headquarters ("Headquarters") facility. An agreement to sublet this space was entered into in the 1993 fourth quarter.

Commission revenues increased 3% from the 1993 second quarter to $691 million. Mutual fund commissions rose 10% from the year-ago quarter to $207 million, benefiting from increased distribution fees and redemption fees earned on mutual funds sold in prior periods. Sales of third party mutual funds decreased from a year ago as transactions in such funds declined, particularly in the 1994 second quarter. Commissions from listed securities decreased 2% to $327 million due to a change in the mix of transactions between institutional and retail clients. Other commission revenues advanced 5% to $157 million as higher revenues from commodity transactions were partially offset by lower commissions from money market instruments.

Interest and dividend revenues rose 37% over the year-ago quarter to $2,318 million due to increases in interest rates, higher levels of fixed-income inventories and investment securities, and increases in collateralized lending activities. Interest expense, which includes dividend expense, rose 48% to $2,083 million as a result of higher interest rates and increased levels of interest-bearing liabilities primarily related to the Corporation's funding and hedging activities. Net interest profit declined 16% to $235 million due primarily to a significant increase in short-term interest rates, quarter over quarter, and a general flattening of the yield curve - the difference between short-term and long-term interest rates. The one-year U.S. Treasury bill rate, for example, increased from 3.50% at June 25, 1993 to 5.49% at July 1, 1994, while the 30-year U.S. Treasury bond rate increased from 6.70% to 7.61% during the same period. As a result, interest spreads declined, while financing and hedging costs increased from the 1993 second quarter.

The significant components of interest and dividend revenues and interest expense for the quarter and year-to-date periods follow:


                                Three Months Ended  Six Months Ended
                                ------------------  -----------------
(In millions)                    July 1,  June 25,  July 1,  June 25,
- -------------                     1994      1993     1994      1993
                                --------  --------  -------  --------
Interest and
  dividend revenues:
Trading inventories               $  823    $  585   $1,624    $1,125
Resale agreements                    398       279      711       584
Securities borrowed                  553       342    1,103       609
Margin lending                       237       193      452       374
Other                                307       289      627       598
                                  ------    ------   ------    ------
   Total                           2,318     1,688    4,517     3,290
                                  ------    ------   ------    ------

Interest expense:
Borrowings                           791       576    1,602     1,090
Repurchase agreements                573       309    1,016       638
Commitments for securities
  sold but not yet purchased         512       297      958       556
Other                                207       227      413       471
                                  ------    ------   ------    ------
   Total                           2,083     1,409    3,989     2,755
                                  ------    ------   ------    ------

Net interest and
  dividend profit                 $  235    $  279   $  528    $  535
                                  ======    ======   ======    ======

Principal transactions revenues declined 25% from the year-ago period to $561 million due to the negative effects of rising U.S. interest rates and volatility in world currency markets. Fixed-income and foreign exchange trading revenues, in the aggregate, decreased 17% to $461 million, reflecting the effects of weakened market conditions and lower volume. Lower revenues were reported in corporate bonds and preferred stock, foreign exchange trading, non-U.S. government and agency securities, and mortgage-backed products. Partially offsetting these declines were higher revenues from municipal securities and swaps and derivatives. Swaps and derivatives revenues, which represented 37% of total principal transactions revenues in the 1994 second quarter and first-half, benefited from market growth primarily in non-dollar swaps. Municipal securities revenues advanced 57% to $129 million due to strong investor demand for tax-exempt investments.

Equity and commodity trading revenues, in the aggregate, decreased 47% to $100 million in the 1994 second quarter due principally to lower trading revenues and a loss in convertible securities.

For the first six months of 1994, fixed-income and foreign exchange trading revenues, in the aggregate, decreased 21% to $904 million. Lower revenues from corporate bonds and preferred stock, non-U.S. government and agency securities, foreign exchange activities, and money market instruments were partially offset by higher revenues from swaps and derivatives, and U.S. Government and agency securities.

Equity and commodity trading revenues, in the aggregate, decreased 8% from the 1993 first half to $324 million. Contributing to this decline in trading revenues was a loss from convertible securities which was partially offset by higher revenues from commodities trading and foreign equities.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of financial instruments, the Corporation views net interest and principal transactions components in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned versus financing costs on financial instruments) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific position. Interest income or expense on a U.S. Treasury security, for example, is reflected in net interest, while any realized or unrealized gain or loss is included in principal transactions. Financial instruments requiring forward settlement, such as mortgage-backed "to be announced" mortgage pools, have interest components built into their market value; any change in the market value, however, is recorded in principal transactions revenues. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate. Consequently, net interest and principal transactions revenue components should be evaluated collectively.

The table that follows provides information on aggregate trading profits, including net interest for the three- and six-months ended July 1, 1994 and June 25, 1993, respectively. Principal transactions revenues are derived from the external reporting categories. Interest revenue and expense components are based on external reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.

                               Principal       Net Interest        Net
(In millions)                 Transactions       Revenue         Trading
- -------------                   Revenues        (Expense)        Revenue
                             --------------   -------------   --------------
Three Months                   1994    1993    1994    1993     1994    1993
- ------------
Fixed-income and foreign
  exchange                   $  256  $  385   $  98   $ 100   $  354  $  485
Swaps and derivatives (1)       205     170     (29)     15      176     185
                             ------  ------   -----   -----   ------  ------
   Sub-total                    461     555      69     115      530     670
Equities and commodities        100     188       -      (3)     100     185
                             ------  ------   -----   -----   ------  ------
   Total                     $  561  $  743   $  69   $ 112   $  630  $  855
                             ======  ======   =====   =====   ======  ======


Six Months
- ----------
Fixed-income and foreign
  exchange                   $  451  $  801   $ 218   $ 209   $  669  $1,010
Swaps and derivatives (1)       453     350     (39)     31      414     381
                             ------  ------   -----   -----   ------  ------
   Sub-total                    904   1,151     179     240    1,083   1,391
Equities and commodities        324     354       2      (6)     326     348
                             ------  ------   -----   -----   ------  ------
   Total                     $1,228  $1,505   $ 181   $ 234   $1,409  $1,739
                             ======  ======   =====   =====   ======  ======

(1) Swaps and derivatives revenues include transactions recorded by the Corporation's primary derivative subsidiaries.

Investment banking revenues were $322 million, down 22% from the second quarter of 1993. Underwriting activity slowed as industrywide volume in the 1994 second quarter fell to the lowest level in nearly three years. Higher interest rates decreased debt issuance, particularly refinancings, while equity issuances were affected by reduced demand and changes in investment strategies by portfolio managers. As a result, underwriting revenues were down 31% to $254 million. Lower underwriting revenues were reported in corporate debt and preferred stock, convertible securities, and municipal bonds, partially offset by higher revenues from asset-backed securities.

Despite the industrywide decline in volume during the 1994 second quarter, the Corporation remained the top underwriter of debt and equity securities with a market share of 17.2% domestically and 14.2% worldwide, according to Securities Data Co. For the year-to-date period, the Corporation's market share of debt and equity securities was 16.8% domestically and 13.5% worldwide.

Strategic services revenues rose 54% to $68 million, benefiting from increased merger and acquisition advisory assignments in healthcare and financial services industries.

Asset management and portfolio service fees advanced 13% from the 1993 second quarter to $432 million. Fees earned from asset management activities, the Merrill Lynch Consults (Registered Trademark) ("ML Consults") portfolio management service, and other fee-based services contributed to the advance. Asset management fees increased 19% to $195 million due primarily to growth in stock and bond funds. Assets under management by Merrill Lynch Asset Management ("MLAM") rose 9% to $161 billion at quarter-end, compared with $148 billion at the close of the 1993 second quarter. The increase was primarily attributable to stock and bond funds which grew by 23% from the end of the 1993 second quarter to $74 billion at the comparable 1994 quarter-end.

Assets under management by MLAM decreased 2% in the 1994 second quarter from $164 billion at the end of the 1994 first quarter. Inflows of client assets were offset by declining portfolio values during the 1994 second quarter.
Asset levels in money market and bond funds were down in the 1994 second quarter, while assets invested in stock funds increased during the same period.

Revenues from ML Consults advanced 5% from the 1993 second quarter to $78 million as the number of accounts increased 2% to 85,600 at quarter-end. Asset levels for ML Consults were $15.4 billion, down 2% from the 1993 second quarter and 5% from the 1994 first quarter. Other fee-based revenues rose 11% to $159 million on the strength of higher transfer agency and Asset Power (Registered Trademark) fees.

Other revenues increased 141% to $157 million, principally due to $52 million of net realized investment gains in the current period, compared to $51 million of net investment losses in the corresponding 1993 quarter.

Non-interest expenses were $1,965 million, virtually unchanged from the 1993
second quarter.   Compensation and benefits expense decreased

5% from the 1993 second quarter to $1,216 million as lower incentive and production-related compensation was partially offset by increases in base salaries. Incentive compensation decreased with lower profitability, while production-related compensation was down due to volume declines in certain businesses. The advance in base salaries is primarily due to a 7% increase in personnel from last year's second quarter. The increase in personnel was attributable to heightened business activity during the period. Compensation and benefits expense as a percentage of net revenues was 50.7% compared with 50.1% in the year-ago period.

Occupancy costs decreased 7% from the 1993 second quarter to $109 million, benefiting from continued relocation of support staff to lower cost facilities and reduced space requirements at the Headquarters facility. Communications and equipment rental expenses increased 15% to $108 million due primarily to increased usage of market data, news, and statistical services. Depreciation and amortization expense rose 10% over the 1993 second quarter to $81 million due to the acquisition of technology-related equipment.

Advertising and market development expenses increased 9% to $99 million as increased travel related to international business activity was partially offset by lower advertising costs. Professional fees increased 31% to $87 million. Systems and management consultants continue to be used to upgrade technology and processing capabilities in trading, credit, and customer systems. Brokerage, clearing, and exchange fees advanced 23% to $87 million. Increased clearinghouse fees related to risk management activities in volatile markets and higher commodity trading volume contributed to this advance. Other expenses increased 6% to $178 million due, in part, to increased loss provisions related to customer activities.

Income tax expense totaled $181 million. The effective tax rate in the 1994 second quarter was 41.8%, compared to 42.0% in the year-ago period.

For the 1994 first-half, non-interest expenses rose 4% to $4,145 million (7% excluding the non-recurring lease charge of $103.0 million). Trends in all expense categories are similar to those of the second quarter comparisons unless otherwise noted.

Compensation and benefits expense, which represented 64% of non-interest expenses, rose 4% from the 1993 six-month period. An increase in the number of full-time employees led to higher base wages and benefits expense.

Occupancy costs decreased 6% (35% including the $103.0 million non-recurring lease charge). Other facilities-related costs, which include communications and equipment rental expense and depreciation and amortization expense, increased 11%.

Brokerage, clearing, and exchange fees were up 23% from the prior-year period. Advertising and market development expenses rose 15% from the 1993 six-month period as a result of increased international business activity and higher recognition program costs in the first quarter of 1994.

Professional fees were up 43% from the year-ago period due, in part, to increased systems consulting fees related to technology improvements. Other expenses increased 9% due to increased provisions related to customer receivables and higher client-related printing costs.

The effective tax rate for the 1994 six-month period was 42.5% versus 42.0% in the comparable 1993 period.

LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. To strengthen liquidity, the Corporation maintains a strong capital base, issues term debt, obtains committed backup credit facilities, concentrates debt issuance through Merrill Lynch & Co., Inc. (the "Parent"), and pursues expansion and diversification of investors, funding instruments, and creditors.

There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both principally employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders, and regulatory restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources could include liquidating cash equivalents, securitizing additional home equity and PrimeFirst (Registered Trademark) loans, and drawing upon committed unsecured credit facilities.

As an additional measure, the Corporation regularly reviews its assets and liabilities to ascertain its ability to conduct core businesses without reliance on issuing new unsecured debt or drawing upon committed credit facilities for terms beyond one year. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity. The Corporation monitors the liquidity of assets, the quality of committed credit facilities, and the overall level of term debt in assessing financial strength and capital adequacy at any point in time.

The second element of the Corporation's liquidity strategy is to concentrate all general purpose borrowing at the Parent level, except where tax regulations or time differences make this impractical. The benefits of this guideline are: a) the lower financing costs that result from the reduced risks of a diversified asset and business base; b) the simplicity, control, and wider name recognition for banks, creditors, and rating agencies; and c) the flexibility to meet variable funding requirements within subsidiaries.

The third element is to expand and diversify funding sources and to maintain strict concentration standards for short-term lenders. The Corporation's short- and long-term funding programs benefit from the large, diversified customer base and financial creativity of the Corporation's capital market and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $13.9 billion at July 1, 1994 and $14.9 billion at December 31, 1993, which represented 8% and 10% of total assets at second quarter-end 1994 and year-end 1993, respectively. Through its own sales force, the Corporation markets its commercial paper to thousands of investors and is able to maintain tight concentration standards that include limits for any single investor. At July 1, 1994, total long-term debt was $15.3 billion compared with $13.5 billion at year-end 1993. During the first six months of 1994, the Corporation issued $5.9 billion in long-term debt. During the same period, maturities and repurchases were $3.5 billion. In addition, approximately $780 million of the Corporation's securities held by subsidiaries were sold and $1.5 billion were purchased.

Approximately $30.3 billion of the Corporation's indebtedness at July 1, 1994 is considered senior indebtedness as defined under various indentures.

In the 1994 six-month period, cash and cash equivalents increased approximately $1,527 million to $3,310 million. Cash of $392 million and $4,273 million was provided from investing activities and operating activities, respectively, in the first six months of 1994. During the same period, the Corporation used $3,138 million for financing activities.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $5.6 billion at July 1, 1994, including $5.4 billion in common equity, supplemented by $0.2 billion in preferred stock. The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 32.3x and 26.2x for the first six months of 1994 and 1993, respectively. The Corporation's leverage ratio at the end of the 1994 second quarter was 30.9x. The leverage ratio was affected by Financial Accounting Standards Board Interpretation No. 39 ("Interpretation No. 39"), "Offsetting of Amounts Related to Certain Contracts" (see Accounting Changes Note to the Consolidated Financial Statements), which increased assets by approximately $13.5 billion at July 1, 1994.

To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 19.4x and 16.0x for the first six months of 1994 and 1993, respectively. The Corporation's adjusted leverage ratio at the end of the 1994 second quarter was 19.2x.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated needs of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.

ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages the growth of its balance sheet using point-in-time and average daily balances. Average daily balances were derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances as required under generally accepted accounting principles are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances. The reasons underlying changes in average balances, however, are similar to changes in quarter-end balances. The increase in average balance sheet levels during the 1994 first six months was attributable to many factors, including the effect of Interpretation No. 39, expanded match funding of repurchase and resale agreements, and increased trading activity, particularly in the 1994 first quarter.

For the first-half of 1994, average assets were $185 billion, up 14% versus the $162 billion for the 1993 fourth quarter. Average liabilities rose 15% to $180 billion from $157 billion for the 1993 fourth quarter. Excluding the effect of Interpretation No. 39, average assets and liabilities increased by approximately $11 billion in the first six-months of 1994. Interpretation No. 39 primarily affected balances related to contractual agreements and resale and repurchase agreements.

The major components in the growth of average assets and liabilities are summarized in the table below:

                           Increase in         Percent
(In millions)            Average Assets       Increase
- -------------            --------------       --------
Resale agreements            $10,271              23%
Trading inventories          $10,056              18%
Securities borrowed          $ 1,756               7%


                           Increase in         Percent
                       Average Liabilities    Increase
                       -------------------    --------
Repurchase agreements        $11,512              19%
Commitments for
  securities sold
  but not yet purchased      $ 7,952              31%
Long-term borrowings         $ 1,554              11%
Commercial paper and other
  short-term borrowings      $ 1,082               4%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities. For example, the Corporation match-funds its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, earning an interest spread on these transactions. In the first six months of 1994, repurchase and resale agreements increased due to the expansion of match-funded transactions involving foreign and emerging market securities. Securities borrowed and loaned levels also increased during the period.

Inventory levels rose during the 1994 first half as a result of the effect of Interpretation No. 39 and increases in trading activity, particularly during the 1994 first quarter. On-balance-sheet hedges, included in trading inventories and commitments for securities sold but not yet purchased, also increased due, in part, to market volatility during the first half of 1994. The Corporation uses hedges principally to reduce risk in connection with its trading activities.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources, which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity.

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

For purposes of this discussion, non-investment grade securities have been defined as debt and preferred equity securities rated by Standard and Poor's as BB+ or lower and by Moody's as Ba1 or lower (or equivalent ratings for other instruments and non-U.S. securities), certain sovereign debt issued in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties as well as non-rated securities which, in the opinion of management, are non-investment grade. At July 1, 1994, long and short non-investment grade trading inventories accounted for 4.2% of aggregate consolidated trading inventories, compared with 4.6% at year-end 1993. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior term and subordinated debt, as well as bridge financing on a select and limited basis. Loans to highly leveraged companies are carried at unpaid principal balances less a reserve for estimated losses. The allowance for loan losses is estimated based on a review of each loan, and consideration of economic, market, and credit conditions. At July 1, 1994 and December 31, 1993, there were no bridge loans outstanding.

The Corporation holds direct equity investments in leveraged companies, interests in partnerships that invest in leveraged transactions, and non-investment grade securities. Equity investments in privately-held companies for which sale is restricted by government or contractual requirements are carried at the lower of cost or estimated net realizable value. Prior to July 1, 1994, the Corporation had a co-investment arrangement to enter into direct equity investments. The Corporation also has committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships will be determined on a select and limited basis.

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

The Corporation's insurance subsidiaries hold non-investment grade securities. At July 1, 1994, non-investment grade insurance investments declined to $431 million from $458 million as of December 31, 1993. As a percentage of total insurance investments, non-investment grade investments were 6.8%, compared with 5.8% at year-end 1993. Non-investment grade securities of insurance subsidiaries classified as trading or available-for-sale are carried at fair value.

A summary of the Corporation's highly leveraged transactions and non-investment grade holdings is provided below:


                                            JULY 1,     DECEMBER 31,
(In millions)                                1994           1993
- ---------------------------------------------------------------------
Non-investment grade trading inventories     $3,507        $3,129
Non-investment grade commitments for
 securities sold but not yet purchased          474           214
Non-investment grade investments
 of insurance subsidiaries                      431           458
Loans (net of allowance for
 loan losses) (A)                               249           435
Equity investments (B)                          288           276
Partnership interests                            96            92
- ---------------------------------------------------------------------
Additional commitments to invest in
 partnerships (C)                            $   29        $   19
Additional co-investment commitments             12            49
Unutilized revolving lines of
 credit and other lending
 commitments                                     54            49
- ---------------------------------------------------------------------

(A) Represented outstanding loans to 36 and 42 medium-sized companies at July 1, 1994 and at December 31, 1993, respectively.
(B) Invested in 80 and 82 enterprises at July 1, 1994 and at December 31, 1993, respectively.
(C) The Corporation has announced its intention to invest up to $50 million in a partnership over a 5 year period.


At July 1, 1994, the largest non-investment grade concentration consisted of various issues of a Latin American sovereign totaling $375 million, of which $95 million represented on-balance sheet hedges for off-balance sheet instruments. No one industry sector accounted for more than 19% of total non-investment grade positions. Included in the table above are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At July 1, 1994, the carrying value of these securities totaled $257 million, of which 63% resulted from the Corporation's market-making activities.


RECENT ACCOUNTING DEVELOPMENTS

Accounting by Creditors for Impairment of a Loan
- ------------------------------------------------

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, effective for fiscal years beginning after December 15, 1994, establishes accounting standards for creditors to measure the impairment of certain loans. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due under the terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable market price, or the fair value of the underlying collateral if the loan is collateral dependent. The Corporation has evaluated the impact of this statement on its financial condition as of July 1, 1994 and has determined that the effect is not material.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      On April 19, 1994, the Corporation held its Annual Meeting of Stockholders, at which 84.9% of the shares of Common Stock, par value $1.33 1/3 per share, outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of five directors to the Board of Directors to hold office for a term of three years; (ii) the approval of performance goals governing, and eligibility requirements for, certain annual bonuses and grants of restricted shares and units; and (iii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     The stockholders elected all five nominees to three year terms as members of the Board of Directors as set forth in the Corporation's Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: William O. Bourke received 179,483,995 votes in favor and 1,099,023 votes were withheld; Stephen
L. Hammerman received 179,371,726 votes in favor and 1,211,292 votes were withheld; Aulana L. Peters received 179,367,874 votes in favor and 1,215,144 votes were withheld; John J. Phelan, Jr. received 179,544,679 votes in favor and 1,038,339 votes were withheld; and Charles A. Sanders received 179,575,279 votes in favor and 1,007,739 votes were withheld.

      The stockholders approved the proposal for approval of performance goals governing, and eligibility requirements for, certain annual bonuses and grants of restricted shares and units. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal, were as follows:
121,076,688 votes in favor, 30,231,549 votes against, 1,948,293 shares abstained and 27,326,490 shares represented broker non-votes.

     The stockholders did not approve the stockholder proposal concerning cumulative voting in elections of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 48,429,477 votes in favor, 102,854,914 votes against, 1,972,137 shares abstained and 27,326,490 shares represented broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

      (a) Exhibits

          (4) Instruments defining the rights of security holders, including indentures:

               Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Corporation hereby undertakes to furnish to the Securities and Exchange Commission (the "Commission"), upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Corporation that authorize an amount of securities constituting 10% or less of the total assets of the Corporation and its subsidiaries on a consolidated basis.

          (11) Statement re computation of per share earnings.

          (12) Statement re computation of ratios.

          (15) Letter re unaudited interim financial information.


      (b) Reports on Form 8-K

          The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

          (i) Current Report dated April 18, 1994 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three months ended April 1, 1994.

          (ii) Current Report dated May 6, 1994 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of April 1, 1994.

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



                                    MERRILL LYNCH & CO., INC.
                                    ---------------------------
                                         (Registrant)



Date:  August 12, 1994        By:   /s/ Joseph T. Willett
                                    ---------------------------
                                    Joseph T. Willett
                                    Senior Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibits

(11) Statement re computation of per share earnings.

(12) Statement re computation of ratios.

(15) Letter re unaudited interim financial information.