Form 10-Q
period 1994-09-30
MERRILL LYNCH & CO INC
filed 1994-11-14
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1994
                               ------------------
Commission File Number          1-7182
                               -------------

                        MERRILL LYNCH & CO., INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   13-2740599
- -------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


       WORLD FINANCIAL CENTER, NORTH TOWER,
       NEW YORK, NEW YORK                                    10281-1332
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (212) 449-1000
- -------------------------------------------------------------------------------
Registrant's telephone number, including area code


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

                      190,470,498 shares of Common Stock*
               (as of the close of business on November 4, 1994)

* Does not include 6,816,714 unallocated shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  Financial Statements
         --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)



                                                FOR THE THREE MONTHS ENDED
                                            ----------------------------------            PERCENT
                                               SEPT. 30,            SEPT. 24,             INCREASE
(In Thousands, Except Per Share Amounts)         1994                 1993               (DECREASE)
                                            -------------         -------------          ----------
REVENUES
Commissions.............................     $  673,551            $  696,036                  (3)%
Interest and dividends..................      2,438,760             1,765,784                  38
Principal transactions..................        653,691               740,539                 (12)
Investment banking......................        245,489               452,165                 (46)
Asset management and portfolio
 service fees...........................        431,374               396,458                   9
Other...................................         87,358                89,066                  (2)
                                             ----------            ----------             -------
Total Revenues..........................      4,530,223             4,140,048                   9
  Interest Expense......................      2,227,978             1,506,428                  48
                                             ----------            ----------             -------
Net Revenues............................      2,302,245             2,633,620                 (13)
                                             ----------            ----------             -------
NON-INTEREST EXPENSES
Compensation and benefits...............      1,179,031             1,296,829                  (9)
Occupancy...............................        106,366               116,862                  (9)
Communications and equipment rental.....        110,945                98,140                  13
Depreciation and amortization...........         83,301                73,780                  13
Advertising and market development......         96,321                98,900                  (3)
Professional fees.......................         88,799                70,807                  25
Brokerage, clearing, and exchange fees..         82,690                68,283                  21
Other...................................        165,270               167,720                  (1)
                                             ----------            ----------             -------
Total Non-Interest Expenses.............      1,912,723             1,991,321                  (4)
                                             ----------            ----------             -------
EARNINGS BEFORE INCOME TAXES............        389,522               642,299                 (39)
Income tax expense......................        157,943               282,612                 (44)
                                             ----------            ----------             -------
NET EARNINGS............................     $  231,579            $  359,687                 (36)%
                                             ==========            ==========             =======
NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS...........................     $  229,861            $  358,416
                                             ==========            ==========
EARNINGS PER COMMON SHARE:
  Primary...............................     $     1.10            $     1.57
                                             ==========            ==========
  Fully diluted.........................     $     1.10            $     1.56
                                             ==========            ==========
DIVIDEND PAID PER COMMON SHARE..........     $      .23            $     .175
                                             ==========            ==========
AVERAGE SHARES USED IN COMPUTING
 EARNINGS PER COMMON SHARE:
  Primary...............................        209,030               228,380
                                             ==========            ==========
  Fully diluted.........................        209,030               229,619
                                             ==========            ==========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)



                                                                FOR THE NINE MONTHS ENDED
                                                            -------------------------------             PERCENT
                                                             SEPT. 30,           SEPT. 24,              INCREASE
(In Thousands, Except Per Share Amounts)                       1994                1993                (DECREASE)
                                                            -----------         -----------           ------------
REVENUES
Commissions...........................................     $ 2,232,328          $ 2,088,553                  7%
Interest and dividends................................       6,955,987            5,056,186                 38
Principal transactions................................       1,881,235            2,245,392                (16)
Investment banking....................................       1,011,890            1,311,367                (23)
Asset management and portfolio
 service fees.........................................       1,307,532            1,139,007                 15
Other.................................................         360,362              221,536                 63
                                                           -----------          -----------           --------
Total Revenues........................................      13,749,334           12,062,041                 14
  Interest Expense....................................       6,217,542            4,261,808                 46
                                                           -----------          -----------           --------
Net Revenues..........................................       7,531,792            7,800,233                 (3)
                                                           -----------          -----------           --------
NON-INTEREST EXPENSES
Compensation and benefits.............................       3,825,998            3,840,423                  -
Occupancy.............................................         327,948              456,634                (28)
Communications and equipment rental...................         322,391              286,052                 13
Depreciation and amortization.........................         238,067              216,819                 10
Advertising and market development....................         294,071              271,203                  8
Professional fees.....................................         270,101              197,831                 37
Brokerage, clearing, and exchange fees................         256,645              209,668                 22
Other.................................................         522,179              494,075                  6
                                                           -----------          -----------           --------
Total Non-Interest Expenses...........................       6,057,400            5,972,705                  1
                                                           -----------          -----------           --------
EARNINGS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.................................       1,474,392            1,827,528                (19)
Income tax expense....................................         619,245              780,408                (21)
                                                           -----------          -----------           --------
EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......................         855,147            1,047,120                (18)
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET OF
 APPLICABLE INCOME TAXES OF $25,075)..................               -              (35,420)               N/M
                                                           -----------          -----------           --------
NET EARNINGS..........................................     $   855,147          $ 1,011,700                (15)%
                                                           ===========          ===========           ========
NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS.........................................     $   850,553          $ 1,007,755
                                                           ===========          ===========
PRIMARY EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle..................     $      3.98          $      4.61
  Cumulative Effect of Change in
   Accounting Principle...............................               -                 (.16)
                                                           -----------          -----------
NET EARNINGS..........................................     $      3.98          $      4.45
                                                           ===========          ===========
FULLY DILUTED EARNINGS PER COMMON SHARE:
  Earnings Before Cumulative Effect
   of Change in Accounting Principle..................     $      3.97          $      4.58
  Cumulative Effect of Change in
   Accounting Principle...............................               -                 (.16)
                                                           -----------          -----------
NET EARNINGS..........................................     $      3.97          $      4.42
                                                           ===========          ===========
DIVIDENDS PAID PER COMMON SHARE.......................     $       .66          $       .50
                                                           ===========          ===========
AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary.............................................         213,935              226,635
                                                           ===========          ===========
  Fully diluted.......................................         214,050              228,144
                                                           ===========          ===========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(Dollars in Thousands, Except Per Share Amounts)                      SEPT. 30,     DEC. 31,
ASSETS                                                                  1994          1993
- --------------------------------------------------------------      ------------  ------------

CASH AND CASH EQUIVALENTS.....................................      $  2,350,480  $  1,783,408
                                                                    ------------  ------------
CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS.....................         5,313,256     4,069,424
                                                                    ------------  ------------
MARKETABLE INVESTMENT SECURITIES..............................         2,146,744     1,749,254
                                                                    ------------  ------------
TRADING INVENTORIES, AT FAIR VALUE
Corporate debt, contractual agreements,
 and preferred stock..........................................        25,560,618    16,764,084
Non-U.S. governments and agencies.............................         6,354,539     9,260,725
U.S. Government and agencies..................................         6,538,910     7,287,081
Equities and convertible debentures...........................         7,110,871     6,806,539
Mortgages and mortgage-backed.................................         5,716,300     6,486,464
Money markets.................................................         1,595,807     3,337,839
Municipals....................................................           978,842     1,606,097
                                                                    ------------  ------------
Total.........................................................        53,855,887    51,548,829
                                                                    ------------  ------------

RESALE AGREEMENTS.............................................        47,438,355    38,137,528
                                                                    ------------  ------------
SECURITIES BORROWED...........................................        20,561,976    19,001,061
                                                                    ------------  ------------
RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $47,110 in 1994 and $47,953 in 1993).........................        13,252,840    13,242,875
Brokers and dealers...........................................         9,380,993     7,292,332
Interest and other............................................         2,818,136     2,758,768
                                                                    ------------  ------------
Total.........................................................        25,451,969    23,293,975
                                                                    ------------  ------------
INVESTMENTS OF INSURANCE SUBSIDIARIES.........................         6,029,482     7,841,444

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $201,001 IN 1994 AND $142,414 IN 1993)........         1,595,448     2,083,553

OTHER INVESTMENTS.............................................           857,353       873,806

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $1,829,552 IN 1994 AND $1,677,334 IN 1993)................         1,556,655     1,506,964

OTHER ASSETS..................................................         1,237,301     1,021,116
                                                                    ------------  ------------
TOTAL ASSETS..................................................      $168,394,906  $152,910,362
                                                                    ============  ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)               SEPT. 30,      DEC. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1994           1993
- -----------------------------------------------------------  ------------   ------------
LIABILITIES

REPURCHASE AGREEMENTS......................................  $ 56,635,531   $ 56,418,148
                                                             ------------   ------------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...........    24,260,981     23,214,329
                                                             ------------   ------------
COMMITMENTS FOR SECURITIES SOLD BUT NOT YET PURCHASED, AT
 FAIR VALUE
U.S. Government and agencies...............................    16,220,950     12,183,271
Equities and convertible debentures........................     5,135,063      3,953,850
Corporate debt, contractual agreements,
 and preferred stock.......................................    12,930,569      3,577,056
Non-U.S. governments and agencies..........................     1,485,145      1,762,154
Municipals.................................................       193,430        184,041
                                                             ------------   ------------
Total......................................................    35,965,157     21,660,372
                                                             ------------   ------------
CUSTOMERS..................................................    10,520,822     13,571,379

INSURANCE..................................................     5,823,306      7,405,673

BROKERS AND DEALERS........................................     6,240,925      4,862,584

OTHER LIABILITIES AND ACCRUED INTEREST.....................     7,395,476      6,823,064

LONG-TERM BORROWINGS.......................................    15,847,957     13,468,900
                                                             ------------   ------------
TOTAL LIABILITIES..........................................   162,690,155    147,424,449
                                                             ------------   ------------
STOCKHOLDERS' EQUITY
PREFERRED STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
 (Liquidation preference $100,000 per share);
  authorized: 25,000,000 shares;
  issued: 1994 and 1993 - 3,000 shares;
  outstanding: 1994 and 1993 - 1,938 shares................       193,800        193,800
                                                             ------------   ------------
COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
  authorized: 500,000,000 shares;
  issued: 1994 and 1993 - 236,330,162 shares...............       315,105        315,105
Paid-in capital............................................     1,211,125      1,156,367
Foreign currency translation adjustment....................         4,466        (18,305)
Net unrealized (losses) gains on investment securities
  available-for-sale (net of applicable income tax
  (benefit) expense of $(24,751) in 1994 and
  $12,493 in 1993).........................................       (45,409)        21,355
Retained earnings..........................................     5,495,685      4,777,142
                                                             ------------   ------------
    Subtotal...............................................     6,980,972      6,251,664

Less:
  Treasury stock, at cost:
       1994 - 36,701,040 shares;
       1993 - 23,408,139 shares............................     1,203,212        695,788
  Unallocated ESOP shares, at cost:
       1994 - 6,816,714 shares;
       1993 - 8,932,332 shares.............................       107,363        140,684
  Employee stock transactions..............................       159,446        123,079
                                                             ------------   ------------
TOTAL COMMON STOCKHOLDERS' EQUITY..........................     5,510,951      5,292,113
                                                             ------------   ------------
TOTAL STOCKHOLDERS' EQUITY.................................     5,704,751      5,485,913
                                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $168,394,906   $152,910,362
                                                             ============   ============
BOOK VALUE PER COMMON SHARE................................  $      28.80   $      26.17
                                                             ============   ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)




                                                            FOR THE NINE MONTHS ENDED
                                                           ----------------------------
(In Thousands)                                               SEPT. 30,       SEPT. 24,
                                                               1994            1993
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..............................................   $   855,147   $  1,011,700
Noncash items included in earnings:
  Cumulative effect of change in accounting principle.....             -         35,420
  Depreciation and amortization...........................       238,067        216,819
  Policyholder reserves...................................       275,000        408,469
  Other...................................................       582,145        330,543

(Increase) decrease in operating assets:
  Trading inventories.....................................    (2,307,058)   (12,013,948)
  Cash and securities segregated for regulatory purposes
   or deposited with clearing organizations...............    (1,243,832)       100,729
  Securities borrowed.....................................    (1,560,915)    (3,765,484)
  Customers...............................................       (47,985)    (2,997,529)
  Maturities and sales of trading investment securities...       128,387              -
  Purchases of trading investment securities..............      (125,079)             -
  Other...................................................    (1,611,000)    (7,769,183)
Increase (decrease) in operating liabilities:
  Commitments for securities sold but not yet purchased...    14,304,785      5,303,761
  Customers...............................................    (3,050,557)     1,698,954
  Insurance...............................................    (1,673,863)    (1,357,822)
  Other...................................................     1,839,959      6,982,091
                                                             -----------    -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES..........     6,603,201    (11,815,480)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities.............     2,147,478              -
  Sales of available-for-sale securities..................     1,031,715              -
  Purchases of available-for-sale securities..............    (1,771,271)             -
  Maturities of held-to-maturity securities...............     1,211,609              -
  Purchases of held-to-maturity securities................    (1,590,946)             -
  Maturities and sales of investments by insurance
   subsidiaries...........................................             -      2,438,380
  Purchases of investments by insurance subsidiaries......             -     (1,573,895)
  Marketable investment securities........................             -       (581,583)
  Other investments and other assets......................      (235,280)       (31,765)
  Property, leasehold improvements, and equipment.........      (287,758)      (274,850)
                                                             -----------    -----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..........       505,547        (23,713)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements.........    (9,083,444)     6,388,005
  Commercial paper and other short-term borrowings........     1,046,652      3,955,312
  Issuance and resale of long-term borrowings.............     9,063,820      6,379,240
  Settlement and repurchase of long-term borrowings.......    (6,827,946)    (4,262,303)
  Other common stock transactions.........................      (604,154)       (57,834)
  Dividends...............................................      (136,604)      (109,213)
                                                             -----------    -----------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES..........    (6,541,676)    12,293,207
                                                             -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS.....................       567,072        454,014

Cash and cash equivalents, beginning of year..............     1,783,408      1,251,572
                                                             -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................   $ 2,350,480   $  1,705,586
                                                             ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $1,051,784 in 1994 and $796,974 in 1993.
  Interest totaled $6,138,752 in 1994 and $4,135,163 in 1993.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
The decrease in unrealized gain on investment securities available-for-sale totaled $66,764.

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1994


BASIS OF PRESENTATION

The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 31, 1993 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the management of the Corporation, all adjustments necessary for a fair statement of the results of operations have been included. The adjustments consist of normal recurring accruals and a non-recurring pretax lease charge of $103.0 million ($59.7 million after income taxes) previously reported in the 1993 first quarter.

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

Prior to the adoption of Interpretation No. 39, the Corporation followed industry practice in reporting balances related to certain types of contracts on a net basis. Unrealized gains and losses for swap, forward, and other similar contracts were reported net on the balance sheet by contract type, while certain receivables and payables related to resale and repurchase agreements were reported net by counterparty. At September 30, 1994, assets and liabilities increased approximately $12.0 billion for the effect of Interpretation No. 39.

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

INVESTMENTS

On December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires certain subsidiaries of the Corporation, principally insurance and banking, to classify their investments in debt and qualifying equity securities into three categories: "trading", "available-for-sale", or "held-to-maturity". Investments that are classified as trading and available-for-sale are recorded at fair value. Investments in debt securities classified as held-to-maturity continue to be carried at amortized cost. Other investments, including restricted equity securities, are excluded from the provisions of SFAS No. 115 and are classified as non-qualifying investments. Restricted equity investment securities are reported at the lower of cost or net realizable value.

The Corporation has several broad categories of investments on its Consolidated Balance Sheets, including investments of insurance subsidiaries, marketable investment securities, and other investments. A reconciliation of the Corporation's investment securities to those reported in the Consolidated Balance Sheets is presented below:

                                             Sept. 30,             Dec. 31,
(In thousands)                                 1994                  1993
- --------------                              ----------           ----------
Investments of insurance subsidiaries:
   Available-for-sale                       $4,380,956           $6,088,443
   Trading                                     153,217              164,620
   Non-qualifying                            1,495,309            1,588,381
                                            ----------           ----------
Total                                       $6,029,482           $7,841,444
                                            ==========           ==========
Marketable investment securities:
   Available-for-sale                       $  518,632           $  471,862
   Held-to-maturity                          1,628,112            1,277,392
                                            ----------           ----------
Total                                       $2,146,744           $1,749,254
                                            ==========           ==========
Other investments:
   Available-for-sale                       $   93,795           $  151,801
   Held-to-maturity                             16,559               16,635
   Non-qualifying                              746,999              705,370
                                            ----------           ----------
Total                                       $  857,353           $  873,806
                                            ==========           ==========

For registrants subject to the information reporting requirements of the Securities Exchange Act of 1934, there are additional requirements under SFAS No. 115. The Corporation's insurance subsidiaries are required to adjust deferred acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These investments are primarily in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of

Investments". Adjustments to these investments are recorded in stockholders' equity and assume that the unrealized gain or loss on available-for-sale securities was realized.

The table that follows provides the components of the net unrealized (loss) gain recorded in stockholders' equity for available-for-sale investments:

                                                Sept. 30,           Dec. 31,
(In thousands)                                    1994                1993
- --------------                                 ----------          ----------
Net unrealized (losses) gains
    on investment securities
    available-for-sale                         $(335,431)          $ 254,030
Adjustments for:
    Policyholder liabilities                     183,504            (205,495)
    Deferred policy acquisition costs             47,919             (14,687)
    Deferred income taxes                         37,244             (12,493)
                                               ---------           ---------
Net activity for the period                      (66,764)             21,355
Net unrealized gains on investment
    securities classified as
    available-for-sale, beginning
    of year                                       21,355                   -
                                               ---------           ---------
Net unrealized (losses) gains
    on investment securities
    classified as available-for-sale,
    end of period                              $ (45,409)          $  21,355
                                               =========           =========

In the 1994 third quarter, gross realized gains and losses related to available-for-sale investment securities were $14.0 million and $6.6 million, respectively. For the nine-month period ended September 30, 1994, gross realized gains and losses related to available-for-sale investment securities were $20.0 million and $14.3 million, respectively. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses. Net unrealized gains and losses from trading investment securities included in the 1994 three- and nine-month Statements of Consolidated Earnings were gains of $2.4 million and losses of $9.1 million, respectively.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $4.8 million and $5.9 million for the third quarters of 1994 and 1993, respectively. For the nine-month periods ended September 30, 1994 and September 24, 1993, payments in lieu of dividends were $19.5 million and $15.2 million, respectively.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at September 30, 1994 and December 31, 1993 follow:


                                                 Sept. 30,           Dec. 31,
(In millions)                                      1994                1993
- -------------                                    ---------           --------
Commercial paper                                  $13,600            $14,896
Demand and time deposits                            7,086              5,946
Securities loaned                                   2,128              1,047
Bank loans and other                                1,447              1,325
                                                  -------            -------
  Total                                           $24,261            $23,214
                                                  =======            =======

COMMITMENTS

The Corporation enters into certain contractual agreements, referred to as "derivatives" or off-balance-sheet financial instruments, involving futures, forwards (including mortgage-backed securities requiring forward settlement), options, and swap transactions, including swap options, caps, collars, and floors. The Corporation uses derivatives in conjunction with on-balance-sheet financial instruments to facilitate customer transactions, manage its own interest rate, currency, and market risk, and to meet trading and financing needs. Derivative contracts often involve future commitments to swap interest payment streams, to purchase or sell other financial instruments at specified terms on a specified date, or to exchange currencies. In addition, the Corporation writes options on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The contractual or notional amounts of these instruments are set forth below:

                                             Sept. 30,            Dec. 31,
(In billions)                                  1994                 1993
- -------------                                ---------            --------
Forward contracts                              $137                 $154
Futures contracts                               404                  105
Swap agreements                                 800                  560
Options written                                 107                   72

In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At September 30, 1994, letters of credit aggregating $1,467 million were used for this purpose.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of September 30, 1994 would not have a material effect on the consolidated financial condition of the Corporation.


REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a broker-dealer and a subsidiary of the Corporation, is subject to the Securities and Exchange Commission's Net Capital Rule. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit balances arising from customer transactions. At September 30, 1994, MLPF&S's regulatory net capital of $1,387 million was 11% of aggregate debit balances, and its regulatory net capital in excess of the minimum required was $1,144 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule required by the Government Securities Act of

1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 30, 1994, MLGSI's liquid capital of $918 million was 247% of its total market and credit risk, and liquid capital in excess of the minimum required was $471 million.

Merrill Lynch International Limited ("MLIL"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the financial resources requirement of the SFA. At September 30, 1994, MLIL's regulatory capital was $1,518 million, and exceeded the minimum requirement by $362 million.

SUBSEQUENT EVENT

The Corporation is authorized to issue 25 million shares of undesignated preferred stock, par value $1.00 per share. The Corporation's Board of Directors (the "Board") delegated to the Executive Committee of the Board the authority to authorize the issuance, from time to time, of up to 100,000 shares of previously undesignated preferred stock (having an aggregate liquidation preference not to exceed $600 million) in one or more offerings.

Subsequent to quarter-end, the Corporation completed the public offering of 17 million Depositary Shares, each representing a one-four hundredth interest in a share of 9% Cumulative Preferred Stock, Series A, $10,000 liquidation preference per share ("9% Preferred Stock"). The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425 million. At the time of issuance, this series was rated A by Duff & Phelps Credit Rating Co., A+ by Fitch Investors Services, Inc., A by IBCA Ltd., "a1" by Moody's Investors Service, Inc., and A- by Standard & Poor's Ratings Group.

Dividends on the 9% Preferred Stock are cumulative from the date of original issue and are payable quarterly. The 9% Preferred Stock is not redeemable prior to December 30, 2004 and, on or after that date, will be redeemable at the option of the Corporation in whole or, from time to time, in part. The Corporation intends to use the net proceeds from the sale of the Depositary Shares for general corporate purposes.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of September 30, 1994, and the related condensed statements of consolidated earnings for the three- and nine-month periods ended September 30, 1994 and September 24, 1993 and consolidated cash flows for the nine-month periods ended September 30, 1994 and September 24, 1993. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of December 31, 1993, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 28, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balanced sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the note to the condensed consolidated financial statements entitled, "Accounting Changes", in 1993 the Corporation and its subsidiaries changed their method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.


/s/ Deloitte & Touche LLP

November 10, 1994
New York, New York

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

Financial markets, strong throughout 1993 and the first six weeks of 1994, weakened during the remainder of the nine-month period ended September 30, 1994, with lower volumes affecting most revenue categories. Rising U.S. interest rates, a weak U.S. dollar, and unsettled global stock, bond, and currency markets continued to dampen investor and issuer activity in the 1994 third quarter.

Underwriting volume in the 1994 third quarter declined industry-wide to the lowest level since the 1991 first quarter. Domestic equity issuances decreased from the 1993 third quarter, including a 47% industry-wide decline in volume for initial public stock offerings, principally as a result of reduced demand. Higher interest rates continued to reduce debt issuances, particularly refinancings, leading to a 50% decrease industry-wide in underwriting of domestic debt from last year's third quarter. Strategic services revenues benefited from increased merger and acquisition activity in the telecommunication, entertainment, financial services, and transportation industries.

Trading results in equity and interest-sensitive products were generally lower industry-wide. Equity trading was primarily affected by lower revenues from convertible securities and reduced demand for over-the-counter issues. Continued uncertainty in world currency markets reduced foreign exchange trading. Revenues from municipal securities increased due to more attractive tax-exempt yields, while revenues from swaps and other derivatives remained at relatively strong levels.

Stock market activity, as measured by New York Stock Exchange ("NYSE") average daily trading volume, was 274 million shares in the 1994 third quarter. Third quarter trading volume was slightly above the 1994 second quarter average of 273 million shares and 9% higher than the 1993 third quarter average of 252 million shares. Fee-based revenues benefited from continued growth in assets under management.

The Dow Jones Industrial Average ("DJIA") daily closing index for the 1994 third quarter averaged 3,802, 4% above the 1994 second quarter average closing index and 6% above the 1993 third quarter average close. In the bond market, the price of the 30-year U.S. Treasury bond continued to decline, with the yield rising to 7.82% at the end of the 1994 third quarter, compared with 7.61% at the end of the 1994 second quarter and 6.03% at the end of the 1993 third quarter.

The Corporation's 1994 third quarter net earnings were 8% below net earnings for the 1994 second quarter and 36% below the record net earnings for the 1993 third quarter. Although profitability declined during the 1994 third quarter, a diversified revenue base, strong market positions across numerous product lines, and appropriate cost and risk management reduced the effect of difficult financial markets on the Corporation's operating results.

THIRD QUARTER 1994 VERSUS THIRD QUARTER 1993 AND NINE MONTHS 1994
VERSUS NINE MONTHS 1993

The discussion that follows emphasizes the comparison between the third quarters of 1994 and 1993, with additional information on the nine-month periods presented where appropriate.

Net earnings for the 1994 third quarter were $231.6 million, down $128.1 million (36%) from the $359.7 million reported in last year's record third quarter. Third quarter earnings per common share were $1.10 primary and fully diluted, compared with $1.57 primary and $1.56 fully diluted in the 1993 third quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1994 third quarter totaled $229.9 million, down $128.5 million (36%) from $358.4 million in the prior year's quarter. The Corporation repurchased 4.1 million shares of its common stock in the 1994 third quarter compared with 2.6 million shares in the 1993 third quarter.

The Corporation's pretax profit margin in the 1994 third quarter was 16.9% versus 24.4% in the year-ago period. The net profit margin decreased to 10.1% in the 1994 third quarter compared with 13.7% in the 1993 third quarter. Total revenues increased 9% from the 1993 third quarter to $4,530 million, while revenues after interest expense (net revenues), declined 13% from the year-ago period to $2,302 million. Non-interest expenses totaled $1,913 million in the 1994 third quarter, down 4% from the year-earlier period.

For the first nine months of 1994, net earnings were $855.1 million, down 15% ($156.6 million) from the record $1,011.7 million reported in last year's comparable nine-month period. Net earnings for the 1993 period included a $35.4 million cumulative effect charge (net of $25.1 million of applicable income tax benefits) related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". Earnings before the cumulative effect of the change in accounting principle decreased 18% from the $1,047.1 million reported in the corresponding 1993 period. Earnings per common share for the first nine months of 1994 were $3.98 primary and $3.97 fully diluted versus $4.45 primary and $4.42 fully diluted ($4.61 primary and $4.58 fully diluted, excluding the 1993 cumulative effect adjustment) in the prior year's period. The Corporation's weighted average common shares decreased during the first nine months of 1994 as 17.4 million shares of common stock were repurchased, compared with 7.2 million shares in the corresponding 1993 period.

Net earnings applicable to common stockholders were $850.6 million, down $157.2 million (16%) from the $1,007.8 million ($1,043.2 million before the 1993 cumulative effect adjustment) reported in the 1993 nine-month period.

The Corporation's 1994 year-to-date pretax profit margin was 19.6% compared with 23.4% in the corresponding 1993 period. The net profit margin decreased to 11.4% from 13.0% (13.4% before the 1993 cumulative effect adjustment) in the 1993 nine-month period. Net revenues decreased 3% in the first nine months of 1994 to $7,532 million. Total revenues increased 14% to $13,749 million, while non-interest expenses rose 1% from the 1993 nine-month period to $6,057 million.

As previously reported, 1993 nine-month results included a non-recurring pretax lease charge totaling $103.0 million ($59.7 million after income taxes) related to the Corporation's decision not to occupy certain office space at its World Financial Center Headquarters ("Headquarters") facility. An agreement to sublet this space was entered into in the 1993 fourth quarter.

Commission revenues decreased 3% from the 1993 third quarter to $674 million. Commissions from listed securities decreased 5% to $316 million reflecting a change in the mix of transactions between institutional and retail clients. Mutual fund commissions rose 2% from the year-ago quarter to $217 million, benefiting from increased distribution fees and redemption fees earned on mutual funds sold in prior periods. Other commissions revenues declined 6% from the 1993 third quarter to $141 million due primarily to lower commissions from money market instruments.

Commission revenues increased 7% from the 1993 nine-month period to $2,232 million, principally on the strength of higher commissions from mutual funds managed by the Corporation.

Interest and dividend revenues advanced 38% over the year-ago third quarter period to $2,439 million due to increases in interest rates, higher levels of fixed-income inventories, and increases in collateralized lending activities. Interest expense, which includes dividend expense, rose 48% to $2,228 million as a result of higher interest rates and increased levels of interest-bearing liabilities primarily related to the Corporation's funding and hedging activities. Net interest profit declined 19% to $211 million as a result of a significant increase in short-term interest rates, quarter over quarter, and the continued flattening of the yield curve - the difference between short-term and long-term interest rates. The one-year U.S. Treasury bill rate, for example, increased from 3.34% at September 24, 1993 to 5.94% at September 30, 1994, while the 30-year U.S. Treasury bond yield increased from 6.03% to 7.82% during the same period. As a result, interest spreads declined, while financing and hedging costs increased from the 1993 third quarter.

The significant components of interest and dividend revenues and interest expense for the quarter and year-to-date periods follow:

                              Three Months Ended       Nine Months Ended
                             ---------------------   ---------------------
(In millions)                Sept. 30,   Sept. 24,   Sept. 30,   Sept. 24,
- -------------                  1994        1993        1994        1993
                             ---------   ---------   ---------   ---------
Interest and
  dividend revenues:
Trading inventories           $  881      $  583      $2,620      $1,708
Resale agreements                494         276       1,205         861
Securities borrowed              532         440       1,635       1,049
Margin lending                   268         188         721         562
Other                            264         278         775         876
                              ------      ------      ------      ------
   Total                       2,439       1,765       6,956       5,056
                              ------      ------      ------      ------
Interest expense:
Borrowings                       827         693       2,429       1,784
Repurchase agreements            658         319       1,675         957
Commitments for securities
  sold but not yet purchased     547         291       1,505         847
Other                            196         203         609         674
                              ------      ------      ------      ------
   Total                       2,228       1,506       6,218       4,262
                              ------      ------      ------      ------

Net interest and
  dividend profit             $  211      $  259      $  738      $  794
                              ======      ======      ======      ======

Included in the "Borrowings" caption above is interest related to hedges on the Corporation's long-term borrowings. As part of the Corporation's asset and liability management strategy, substantially all fixed-rate, long-term borrowings are swapped into floating interest rates, while virtually all foreign currency denominated fixed-rate obligations are swapped into U.S. dollar floating-rate liabilities. These liability hedges are usually in the form of interest rate and currency swap agreements. Interest obligations on variable-rate debt may also be effectively modified through swap agreements that change the underlying interest rate basis or reset frequency. Contractual agreements used to modify payment obligations, principally related to long-term borrowings, reduced interest expense for the three- and nine-month periods ended September 30, 1994 by $40 million and $156 million, respectively, and $82 million and $243 million, respectively, for the comparable 1993 periods.

Principal transactions revenues declined 12% from the prior year period to $654 million due to the negative effects of rising U.S. interest rates, volatility in world currency markets, and reduced demand for certain equity products. Fixed-income and foreign exchange trading revenues, in the aggregate, decreased 5% to $528 million. Fixed-income trading was virtually unchanged from a year-ago, with higher revenues from municipal securities and swaps and derivatives offset by lower revenues from corporate bonds and preferred stock, and non-U.S. governments and agencies securities. Trading results in mortgage-backed products improved from the 1993 third quarter despite difficult market conditions in the mortgage-backed securities market.

Municipal securities revenues advanced 43% to $99 million due to strong retail investor demand for tax-exempt investments. Swaps and derivatives revenues, which represented 39% of total principal transactions revenues in the 1994 third quarter and 37% for the first nine months of 1994, benefited from increased volume, primarily in dollar swaps. Revenues from corporate bonds and preferred stock, and non-U.S. governments and agencies securities were down primarily as a result of lower volume and rising interest rates. Foreign exchange trading revenues decreased due to weakness in the U.S. dollar versus other major currencies.

Equity and commodities trading revenues, in the aggregate, decreased 31% to $126 million due primarily to lower trading revenues in foreign equities, principally warrants, and a modest loss in convertible securities.

For the first nine months of 1994, fixed-income and foreign exchange trading revenues, in the aggregate, decreased 16% to $1,432 million. Lower revenues from corporate bonds and preferred stock, non-U.S. governments and agencies securities, and money market instruments were partially offset by higher revenues from swaps and derivatives, municipal securities, mortgage-backed securities, and U.S. Government and agencies securities.

Equity and commodities trading revenues, in the aggregate, decreased 16% to $449 million for the 1994 year-to-date period. Contributing to this decline was a loss from convertible securities, partially offset by higher revenues from foreign equities and commodities trading.

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

The table that follows provides information on aggregate trading profits, including net interest for the three- and nine-months ended September 30, 1994 and September 24, 1993, respectively. Principal transactions revenues are derived from external reporting categories. Interest revenue and expense components are based on external reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.

                                         Principal                   Net Interest                       Net
(In millions)                           Transactions                    Revenue                       Trading
- -------------                             Revenues                     (Expense)                      Revenue
                                     -----------------            ----------------             ------------------
                                       1994       1993              1994      1993               1994        1993
Three Months
- ------------
Fixed-income and foreign
  exchange                           $  276     $  331            $   62     $   92            $  338      $  423
Swaps and derivatives (1)               252        227               (39)        (9)              213         218
                                     ------     ------            ------     ------            ------      ------
   Sub-total                            528        558                23         83               551         641
Equities and commodities                126        183                (3)        (4)              123         179
                                     ------     ------            ------     ------            ------      ------
   Total                             $  654     $  741            $   20     $   79            $  674      $  820
                                     ======     ======            ======     ======            ======      ======

Nine Months
- -----------
Fixed-income and foreign
  exchange                           $  727     $1,131            $  281     $  303            $1,008      $1,434
Swaps and derivatives (1)               705        577               (77)        19               628         596
                                     ------     ------            ------     ------            ------      ------
   Sub-total                          1,432      1,708               204        322             1,636       2,030
Equities and commodities                449        537                (3)        (8)              446         529
                                     ------     ------            ------     ------            ------      ------
   Total                             $1,881     $2,245            $  201     $  314            $2,082      $2,559
                                     ======     ======            ======     ======            ======      ======

(1) Swaps and derivatives revenues represent transactions recorded by the Corporation's primary subsidiaries dealing in derivatives.


Investment banking revenues were $245 million, down 46% from the third quarter of 1993. Underwriting activity slowed as industry-wide volume in the 1994 third quarter declined to first quarter 1991 levels. Higher interest rates continued to decrease debt issuance, particularly refinancings. Equity issuances, especially initial public stock offerings, were affected by reduced demand and investor caution. As a result, underwriting revenues decreased 54% to $185 million. Lower revenues were reported in most categories, including equities, and corporate debt and preferred stock. Partially offsetting these declines were higher revenues from asset-backed securities and private placements.

Despite a 51% decline in domestic underwriting volume and a 43% decrease in global underwriting volume from the 1993 third quarter, the Corporation remained the top underwriter of total debt and equity securities in the 1994 third quarter with a market share of 17.2% domestically and 13.2% worldwide, according to Securities Data Co. For the year-to-date period, the Corporation's market share of total debt and equity securities was 16.7% domestically and 13.3% worldwide.

Strategic services revenues rose 32% from the 1993 third quarter to $60 million, benefiting from increased merger and acquisition advisory assignments in various industries, including entertainment and real estate.

Asset management and portfolio service fees advanced 9% from the 1993 third quarter to $431 million. Fees earned from asset management activities, transfer agency fees, and other fee-based services contributed to the advance. Asset management fees increased 10% to $201 million due primarily to growth in sales of stock funds. Assets under management by Merrill Lynch Asset Management ("MLAM") rose 8% to $167 billion at quarter-end, compared with $155 billion at the close of the 1993 third quarter. Included in MLAM managed assets are stock and bond funds which grew by 15% from the end of the 1993 third quarter to $76 billion at the comparable 1994 quarter-end.

Assets under management by MLAM increased 4% in the 1994 third quarter from $161 billion at the end of the 1994 second quarter. Inflows of client assets and higher portfolio values contributed to the advance during the quarter. Asset levels in money market and equity funds increased during the 1994 third quarter, while assets invested in bond funds decreased during the same period.

Revenues from Merrill Lynch Consults(Registered Trademark) ("ML Consults") declined 5% from the 1993 third quarter to $74 million as the number of accounts decreased 4% to 82,800 at quarter-end. Asset levels for ML Consults were $15.5 billion, down 6% from the 1993 third quarter and up 1% from the 1994 second quarter. Fees earned on the ML Consults product are based on a percentage of assets under management. Weak market conditions, including volatility in stock and bond markets, have contributed to a decline in the number of accounts. Other fee-based revenues rose 15% to $156 million on the strength of higher transfer agency, Asset Power(Registered Trademark), and insurance fees.

Other revenues were $87 million, down 2% from $89 million reported in the 1993 third quarter. For the 1994 nine-month period, other revenues rose 63% to $360 million due to $53 million of net realized investment gains in the 1994 period, compared with $107 million of net investment losses in the comparable 1993 period.

Non-interest expenses were $1,913 million, down 4% from the 1993 third quarter. Compensation and benefits expense decreased 9% from the 1993 third quarter to $1,179 million as lower incentive and production-related compensation was partially offset by increases in base salaries. Incentive compensation decreased with lower profitability, while production-related compensation was down due to volume declines in certain businesses. The advance in base salaries is primarily attributable to a 6% increase in personnel from last year's third quarter. The majority of these hirings occurred during the last quarter of 1993 and the first quarter of 1994. Compensation and benefits expense as a percentage of net revenues was 51.2% compared with 49.2% in the year-ago period.

Occupancy costs decreased 9% from the 1993 third quarter to $106 million, benefiting from continued relocation of support staff to lower cost facilities and reduced space requirements at the Headquarters facility. Communications and equipment rental expenses increased 13% to $111 million due primarily to increased usage of market data, news, and statistical services. Depreciation and amortization expense rose 13% over the 1993 third quarter to $83 million due to the purchase of technology-related equipment.

Advertising and market development expenses decreased 3% to $96 million as lower sales promotion and recognition costs were partially offset by increased travel costs related to international business activity. Professional fees increased 25% to $89 million. Systems and management consultants continue to be used to upgrade technology and processing capabilities in trading, credit, and customer systems. Brokerage, clearing, and exchange fees advanced 21% to $83 million. Increased clearinghouse fees related to higher levels of risk management activities and higher international equity volume contributed to this advance. Other expenses totaled $165 million, down 1% from the 1993 third quarter.

Income tax expense totaled $158 million in the 1994 third quarter. The effective tax rate in the 1994 third quarter was 40.5%, compared with 44.0% in the year-ago period. The 1993 third quarter effective tax rate was affected by a 2 percentage point cumulative, retroactive adjustment for Federal tax legislation enacted in August 1993.

For the first nine months of 1994, non-interest expenses rose 1% to $6,057 million (3% excluding the non-recurring pretax lease charge of $103.0 million). Trends in all expense categories are similar to those of the third quarter comparisons unless otherwise noted.

Compensation and benefits expense, which represented 63% of non-interest expenses, was virtually unchanged from the 1993 nine-month period. Higher base wages and benefits expense related to the increase in the number of full-time employees was offset by lower levels of variable compensation.

Occupancy costs decreased 7% (28% including the $103.0 million non-recurring lease charge). Other facilities-related costs, which include communications and equipment rental expense and depreciation and amortization expense, increased 11%.

Advertising and market development expenses rose 8% from the 1993 nine-month period as a result of increased travel costs related to international business activity and higher recognition program costs. These expenses were partially offset by a reduction in advertising costs. Professional fees were up 37% from the year-ago period due primarily to increased systems consulting fees related to technology improvements.

Brokerage, clearing, and exchange fees were up 22% from the prior-year period. Other expenses increased 6% due, in part, to increased provisions related to various business activities.

The effective tax rate for the 1994 nine-month period was 42.0% versus 42.7% in the comparable 1993 period.


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

There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both principally employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders, and regulatory restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources could include liquidating cash equivalents, securitizing additional home equity and PrimeFirst(Registered Trademark) loans, and drawing upon committed, unsecured credit facilities. At September 30, 1994, committed, unsecured revolving credit facilities totaled $5.0 billion. These facilities have not been drawn upon.

As an additional measure, the Corporation regularly reviews its assets and liabilities to ascertain its ability to conduct core businesses without reliance on issuing new unsecured debt or drawing upon committed credit facilities for terms beyond one year. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity. The Corporation's liquidity position is enhanced since most of the Corporation's assets turn over frequently or are match-funded with a liability whose cash flow characteristics closely match those of the asset. At September 30, 1994, approximately 3% of the Corporation's assets, principally certain other investments, and fixed and other assets, were considered not readily marketable by management. The Corporation monitors the liquidity of assets, the quality of committed credit facilities, and the overall level of equity and term debt in assessing financial strength and capital adequacy at any point in time.

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

The third element is to expand and diversify funding sources and to maintain strict concentration standards for short-term lenders, which include limits for any single lender. The Corporation's funding programs benefit from the ability to market commerical paper through its own sales force to a large, diversified customer base and the financial creativity of the Corporation's capital markets and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $13.6 billion at September 30, 1994 and $14.9 billion at December 31, 1993, which represented 8% and 10% of total assets at third quarter-end 1994 and year-end 1993, respectively.

At September 30, 1994, total long-term debt was $15.8 billion compared with $13.5 billion at year-end 1993. As of November 4, 1994, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies as follows:

         Rating Agency                         Rating
         -------------                         ------

  Duff & Phelps Credit Rating Co.                AA-
  Fitch Investors Service, Inc.                  AA
  IBCA Ltd.                                      AA-
  Japan Bond Research Institute                  AA
  Moody's Investors Service, Inc.                A1
  Standard & Poor's Ratings Group                A+
  Thomson BankWatch, Inc.                        AA


During the first nine months of 1994, the Corporation issued $7.6 billion in long-term debt. During the same period, maturities and repurchases were $4.9 billion. In addition, approximately $1.4 billion of the Corporation's securities held by subsidiaries were sold and $1.9 billion were purchased. Expected maturities of long-term debt over the next 12 months are $6.8 billion as of September 30, 1994.

Approximately $30.2 billion of the Corporation's indebtedness at September
30, 1994 is considered senior indebtedness as defined under various indentures.

A liquidity model has been developed for the Corporation's insurance subsidiaries as part of the overall liquidity program. The primary liquidity requirements of such companies involve the funding of contractual obligations for in-force, fixed-rate life insurance and annuity contracts and the payment of acquisition and maintenance expenses for all contracts. The liquidity and duration of these fixed-rate asset and liability portfolios are closely monitored. The insurance subsidiaries maintain predominantly high quality, liquid investment portfolios to fund their various business activities. At September 30, 1994, the insurance subsidiaries held $5.9 billion in invested assets, 61% of which were considered liquid.

During the past few years, the insurance subsidiaries have changed the mix
of products offered to policyholders.   Currently, variable life insurance and
variable annuity products are actively marketed. These products do not subject the insurance subsidiaries to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products. Variable products reduce the risk profile and liquidity demands on the insurance subsidiaries as they are predominantly invested in mutual funds.

In the 1994 nine-month period, the Corporation's cash and cash equivalents increased approximately $567 million to $2,350 million. Cash of $6,603 million and $506 million was provided from operating activities and investing activities, respectively, in the first nine months of 1994. During the same period, the Corporation used $6,542 million for financing activities.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $5.7 billion at September 30, 1994, including $5.5 billion in common equity, supplemented by $0.2 billion in preferred stock. (See Subsequent Event Note to the Consolidated Financial Statements). The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 32.4x and 26.6x for the first nine months of 1994 and 1993, respectively. The Corporation's leverage ratio at the end of the 1994 third quarter was 29.5x. The leverage ratio was affected by Financial Accounting Standards Board Interpretation No. 39 ("Interpretation No. 39"), "Offsetting of Amounts Related to Certain Contracts" (see Accounting Changes Note to the Consolidated Financial Statements), which increased assets by approximately $12.0 billion at September 30, 1994.

To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 19.3x and 16.2x for the first nine months of 1994 and 1993, respectively. The Corporation's adjusted leverage ratio at the end of the 1994 third quarter was 17.6x.

The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to the Consolidated Financial Statements). Certain activities of the Corporation's insurance subsidiaries are subject to other regulatory approvals which may restrict the free flow of funds to affiliates. Regulatory approval is required for payments of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

The Corporation reviews its overall capital needs to ensure that its equity base can support the estimated needs of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.

ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand.
The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages the growth of its balance sheet using point-in-time and average daily balances. Average daily balances were derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances. The reasons underlying the changes in average balances, however, are similar to those underlying changes in quarter-end balances. The increase in average balance sheet levels during the first nine months of 1994 was attributable to many factors, including the effect of Interpretation No. 39, increased trading activity, particularly in the 1994 first quarter, and expanded match-funding of repurchase and resale agreements.

For the first nine months of 1994, average assets were $183 billion, up 13% versus $162 billion for the 1993 fourth quarter. Average liabilities rose 14% to $178 billion from $157 billion for the 1993 fourth quarter. Excluding the effect of Interpretation No. 39, average assets and liabilities increased by approximately $8 billion in the 1994 year-to-date period. Interpretation No. 39 primarily affected balances related to contractual agreements and resale and repurchase agreements. Compared with balance sheet levels at 1994 second quarter-end, average assets and liabilities both decreased 1% as a result of declines in business volumes.

The major components in the growth of average assets and liabilities for the first nine months of 1994 are summarized in the table below:

                                      Increase in             Percent
(In millions)                        Average Assets           Increase
- -------------                        --------------           --------
Trading inventories                       $9,994                 18%
Resale agreements                         $9,973                 22%
Securities borrowed                       $  757                  3%


                                      Increase in             Percent
                                  Average Liabilities         Increase
                                  -------------------         --------
Repurchase agreements                     $14,598                25%
Commitments for securities sold
  but not yet purchased                   $ 8,562                33%
Long-term borrowings                      $ 1,874                14%


In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities. For example, the Corporation match-funds its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, earning an interest spread on these transactions. In the first nine months of 1994, inventory levels increased due to the effect of Interpretation No. 39 and increases in trading activity, particularly during the 1994 first quarter. On-balance-sheet hedges, included in trading inventories and commitments for securities sold but not yet purchased, also advanced due, in part, to increased market volatility during 1994. The Corporation uses hedges principally to reduce risk in connection with its trading activities. Repurchase and resale agreements rose during the first nine months of 1994 as a result of an increase in match-funded transactions involving foreign and emerging market securities. Securities borrowed and loaned levels also increased during the period.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity.

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

For purposes of this discussion, non-investment grade securities have been defined as debt and preferred equity securities rated by Standard and Poor's Ratings Group as BB+ or lower and by Moody's Investors Service, Inc. as Ba1 or lower (or equivalent ratings for other instruments and non-U.S. securities), certain sovereign debt issued in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, as well as non-rated securities which, in the opinion of management, are non-investment grade. At September 30, 1994, long and short non-investment grade trading inventories accounted for 4.2% of aggregate consolidated trading inventories, compared with 4.6% at year-end 1993. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior term and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation may syndicate loans for non-investment grade counterparties or counterparties engaged in highly leveraged transactions. Loans to highly leveraged companies are carried at unpaid principal balances less a reserve for estimated losses. The allowance for loan losses is estimated based on a review of each loan, and consideration of economic, market, and credit conditions. At September 30, 1994 and December 31, 1993, there were no bridge loans outstanding.

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

The Corporation uses certain non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to accommodate client demand and to hedge the exposure arising from structured derivative transactions. Collateral, consisting principally of U.S. Government securities, may be obtained to reduce credit risk related to these transactions.

The Corporation's insurance subsidiaries hold non-investment grade securities. At September 30, 1994, non-investment grade insurance investments declined to $386 million from $458 million as of December 31, 1993. As a percentage of total insurance investments, non-investment grade investments were 6.4%, compared with 5.8% at year-end 1993. Non-investment grade securities of insurance subsidiaries classified as trading or available-for-sale are carried at fair value.

A summary of the Corporation's highly leveraged transactions and non-investment grade holdings is provided below:

                                                SEPTEMBER 30,    DECEMBER 31,
(In millions)                                       1994            1993
- -------------------------------------------------------------------------------
Non-investment grade trading inventories           $3,271          $3,129
Non-investment grade commitments for
 securities sold but not yet purchased                496             214
Non-investment grade investments
 of insurance subsidiaries                            386             458
Loans (net of allowance for
 loan losses)(A),(C)                                  283             435
Equity investments(B)                                 284             276
Partnership interests                                  98              92
- -------------------------------------------------------------------------------
Additional commitments to invest in
 partnerships                                      $   74          $   19
Additional co-investment commitments                    7              49
Unutilized revolving lines of
 credit and other lending
 commitments(C),(D)                                   131              49
- -------------------------------------------------------------------------------

(A) Represented outstanding loans to 37 and 42 medium-sized companies at September 30, 1994 and at December 31, 1993, respectively.
(B) Invested in 81 and 82 enterprises at September 30, 1994 and at December 31, 1993, respectively.
(C) Subsequent to quarter-end, the Corporation assigned $111 million of a $126 million commitment to third parties. As part of this transaction, a $38 million loan receivable was repaid. The Corporation has funded $7.7 million of its remaining $15 million commitment.
(D) Subsequent to quarter-end, the Corporation committed to provide up to $70.3 million of financing to a non-investment grade counterparty.

At September 30, 1994, the largest non-investment grade concentration consisted of various issues of a Latin American sovereign totaling $271 million, of which $74 million represented on-balance-sheet hedges for off-balance-sheet instruments. No one industry sector accounted for more than 15% of total non-investment grade positions. Included in the table above are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At September 30, 1994, the carrying value of these securities totaled $254 million, of which 59% resulted from the Corporation's market-making activities.


RECENT ACCOUNTING DEVELOPMENTS

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, effective for fiscal years beginning after December 15, 1994, establishes accounting standards for creditors to measure the impairment of certain loans. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due under the terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The Corporation has evaluated the impact of these pronouncements on its financial condition as of September 30, 1994 and has determined that the effect is not material.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 5.   OTHER INFORMATION
          -----------------

      The 1995 Annual Meeting of Stockholders will be held at 10:30 a.m. on Tuesday, April 18, 1995 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of Merrill Lynch & Co., Inc.'s Certificate of Incorporation, has been given to the Secretary of the Corporation, 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than February 2, 1995 and no later than February 27, 1995.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

    (a) Exhibits

        (4) Instruments defining the rights of security holders, including indentures:

            (i) Form of certificate representing the 9% Cumulative Preferred
                Stock, Series A, par value $1.00 per share, of the Corporation (the "9% Preferred Stock") (incorporated herein by reference to
                Exhibit 99(a) of the Corporation's Registration Statement on Form 8-A dated November 4, 1994 (the "November 1994 Form 8-A")).

           (ii) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (incorporated herein by reference to Exhibit 99(b) of the November 1994 Form 8-A).

          (iii) Certificate of Designation of the Corporation establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 9% Preferred Stock (incorporated herein by reference to Exhibit 99(c) of the November 1994 Form 8-A).

           (iv) Deposit Agreement, dated as of November 3, 1994 among the Corporation, Citibank, N.A. as

                Depositary, and the holders from time to time of the Depositary Receipts (incorporated herein by reference to Exhibit 99(d) of the November 1994 Form 8-A).

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

       (10) Material Contracts

            (i) Form of Merrill Lynch & Co., Inc. 1995 Deferred Compensation
                Agreement for a Select Group of Eligible Employees.

           (ii) Merrill Lynch & Co., Inc. Long Term Incentive Compensation Plan, as amended on October 14, 1994.

       (11) Statement re computation of per share earnings.

       (12) Statement re computation of ratios.

       (15) Letter re unaudited interim financial information.

       (27) Financial Data Schedule.


    (b)  Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

            (i) Current Report dated July 19, 1994 for the purpose of filing the
                Preliminary Unaudited Earnings Summary of the Corporation for the three months ended July 1, 1994.

           (ii) Current Report dated August 2, 1994 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of July 1, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        MERRILL LYNCH & CO., INC.
                                        -------------------------
                                              (Registrant)


Date:  November 11, 1994                By: /s/ Joseph T. Willett
                                           ----------------------
                                           Joseph T. Willett
                                           Senior Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibits

(4) Instruments defining the rights of security holders, including indentures:

        (i) Form of certificate representing the 9% Preferred Stock (incorporated herein by reference to Exhibit 99(a) of the November 1994 Form 8-A).

       (ii) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (incorporated herein by reference to Exhibit 99(b) of the November 1994 Form 8-A).

      (iii) Certificate of Designation of the Corporation establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 9% Preferred Stock (incorporated herein by reference to Exhibit 99(c) of the November 1994 Form 8-A).

       (iv) Deposit Agreement, dated as of November 3, 1994 among the Corporation, Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (incorporated herein by reference to Exhibit 99(d) of the November 1994 Form 8-A).

(10) Material Contracts

        (i) Form of Merrill Lynch & Co., Inc. 1995 Deferred Compensation Agreement for a Select Group of Eligible Employees.

       (ii) Merrill Lynch & Co., Inc. Long Term Incentive Compensation Plan, as amended on October 14, 1994.

(11) Statement re computation of per share earnings.

(12) Statement re computation of ratios.

(15) Letter re unaudited interim financial information.

(27) Financial Data Schedule.