Form 10-K405
period 1994-12-30
MERRILL LYNCH & CO INC
filed 1995-03-28
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 1994        Commission file number 1-7182
                           MERRILL LYNCH & CO., INC.
            (Exact name of Registrant as specified in its charter)
              Delaware                                  13-2740599
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)

        World Financial Center
             North Tower
          250 Vesey Street
         New York, New York                                     10281
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------
Common Stock, par value $1.33 1/3      New York Stock Exchange; Chicago Stock
                                       Exchange; The Pacific Stock Exchange;
                                       The Paris Stock Exchange; London Stock
                                       Exchange; and The Tokyo Stock Exchange
- -------------------------------------------------------------------------------
Depositary Shares representing         New York Stock Exchange
1/400th share of 9% Cumulative
Preferred Stock, Series A
- -------------------------------------------------------------------------------
Rights to Purchase Series              New York Stock Exchange; Chicago Stock
A Junior Preferred Stock               Exchange; The Pacific Stock Exchange;
                                       The Paris Stock Exchange; London Stock
                                       Exchange; and The Tokyo Stock Exchange
- -------------------------------------------------------------------------------
S&P 500 Market Index Target-Term       New York Stock Exchange
Securities ("MITTS") due August 29,
1997; S&P 500 MITTS due July 31,
1998; European Portfolio MITTS due
June 30, 1999; Global Telecommuni-
cations Portfolio MITTS due October 15,
1998; Stock Market Annual Reset Term
Notes ("SMART Notes") due December 31,
1997; SMART Notes due December 31, 1999
(Series A); Global Bond Linked
Securities ("GloBLS") due December 31,
1998; Equity Participation Securities
with Minimum Return Protection due
June 30, 1999; Currency Protected
Notes ("CPNs") due December 31, 1998
- -------------------------------------------------------------------------------
Constant Maturity U.S.                 American Stock Exchange
Treasury Yield Increase Warrants
("CMTs"), expiring August 25, 1995;
Japan Index Equity Participation
Securities with Minimum Return
Protection due January 31, 2000; AMEX
Hong Kong 30 Index Call Warrants with
Optional Reset, expiring December 15,
1995; U.S. Dollar/Deutsche Mark Put
Currency Warrants, expiring March 15,
1995; AMEX Oil Index SMART Notes due
December 29, 2000; CMTs, expiring
January 25, 1996; Nikkei Stock Index
300 Call Warrants, expiring
February 3, 1997
- -------------------------------------------------------------------------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                           [Cover page 1 of 2 pages]

===============================================================================
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.98 billion.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 181,705,446 shares of Common Stock (as of March 24, 1995) (includes 6,427,091 shares held by Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes)

                     DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the Merrill Lynch & Co., Inc. 1994 Annual Report to Stockholders (for the fiscal year ended December 30, 1994) are incorporated in Parts I and II by reference.

Certain portions of the Merrill Lynch & Co., Inc. Proxy Statement for its 1995 Annual Meeting of Stockholders dated March 13, 1995 are incorporated in Parts III and IV by reference.

- ----------
* All amounts of shares of Common Stock presented herein reflect the two-for-one Common Stock split, effected in the form of a 100% stock dividend, paid on November 24, 1993.

                           [Cover page 2 of 2 pages]

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -------  --------

OVERVIEW

Merrill Lynch & Co., Inc., a Delaware corporation ("ML & Co."),/*/ is a holding company formed in 1973 that, through its subsidiaries and affiliates, provides investment, financing, insurance, and related services on a global basis. Such services include securities brokering, trading, and underwriting; investment banking and other corporate finance advisory activities, including loan syndication; investment advisory and other asset management services; trading of foreign exchange instruments, futures, commodities, and derivatives; securities clearance services; banking, trust, and lending services; and insurance sales and underwriting services.

The Corporation conducts its business from its World Headquarters facility in New York City, additional principal locations in New Jersey, various United States regional offices, numerous retail sales offices, and locations throughout the world. At December 30, 1994, ML & Co. employed approximately 43,800 people.

Financial information concerning ML & Co. for each of the three fiscal years ended on the last Friday in December of 1994, 1993 and 1992 is set forth on page 30 of the 1994 Annual Report to Stockholders (the "Annual Report") and is incorporated herein by reference. Financial information with respect to ML & Co. by revenue category, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of its last three fiscal years, is set forth on page 76 of the Annual Report and is incorporated herein by reference. In addition, financial information with respect to ML & Co.'s operations by geographic area set forth in the Notes to Consolidated Financial Statements under the caption "Industry and Global Operations" on pages 74-75 of the Annual Report is incorporated herein by reference.

The financial services industry is highly competitive and highly regulated. It is directly affected by general economic conditions, trends in business and finance, government regulation, and investor sentiment, as well as by interest rate changes and currency volatility, both domestically and internationally. The Corporation's financial services revenues are particularly sensitive to industry conditions, including those mentioned above and the volume of securities transactions and securities price levels. In addition, its business is subject to foreign exchange rate fluctuations, restrictive regulations by foreign governments, and other factors inherent in international operations. Furthermore, its business activities are subject to varying degrees of risk and profitability depending upon the nature of the activity and the extent to which it has placed its capital at risk in the conduct of a variety of transactions, including dealer transactions, investment banking, derivative transactions, syndicated and bridge loan financing, and other related transactions. The discussion on highly leveraged transactions set forth on pages 40-41 of the Annual Report under the caption "Non-Investment Grade Holdings and Highly Leveraged Transactions" and the information in the Notes to Consolidated Financial Statements under the caption "Concentrations of Credit Risk" on pages 61-62 of the Annual Report are incorporated herein by reference.

- ----------
/*/ Unless the context otherwise requires, Merrill Lynch & Co., Inc. and its consolidated subsidiaries are referred to herein as "ML & Co." or the "Corporation." In addition, the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference, refer to Merrill Lynch & Co., Inc. and its consolidated subsidiaries as the "Corporation".

ML & Co. conducts its business activities though a number of highly integrated subsidiaries and affiliates which frequently participate in the facilitation and consummation of a single transaction. The business activities of certain significant ML & Co. subsidiaries are described below.

MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), which traces its origin to a brokerage business founded in 1820, is one of the largest securities firms in the world. It is a leading broker in securities, options contracts, and commodity and financial futures contracts; a leading dealer in options and in corporate and municipal securities; a leading investment banking firm that provides advice to, and raises capital for, its clients; and an underwriter of selected insurance products. Merrill Lynch Canada Inc. ("Merrill Lynch Canada"), a subsidiary of MLPF&S, provides certain of these services in Canada.

BROKERAGE TRANSACTIONS. A significant portion of MLPF&S's revenues are generated by the commissions that it earns as a broker (i.e., agent) for investors in the purchase and sale of corporate securities, primarily common and preferred stocks and bonds traded on securities exchanges or in the over-the-counter markets. MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, corporate and high yield bonds, municipal securities, and futures and options, including option contracts for the purchase and sale of various types of securities. MLPF&S provides such services to institutional and individual investors.

MLPF&S has established commission rates for all brokerage services that it performs. For accounts that are actively traded, however, MLPF&S's policy is to negotiate commissions based on economies of size and the complexity of the particular trading transaction and, additionally, for its institutional customers, based on the competitive environment and trading opportunities. MLPF&S customers participating in the Blueprint/SM/ program can purchase certain equity securities, mutual funds, and precious metals at a lower cost due to order processing efficiencies.

As of December 30, 1994, there were approximately 7.1 million retail and institutional customer accounts worldwide at MLPF&S as compared to 6.9 million accounts as of year-end 1993. In the United States and Canada, these accounts were served by approximately 12,300 retail financial consultants and institutional account executives, including trainees (as compared to approximately 12,100 at year-end 1993), in more than 500 offices worldwide. In the rest of the world, these accounts were served through Merrill Lynch International Incorporated and its subsidiaries by approximately 1,125 retail financial consultants and institutional account executives at various international locations which are linked with the communications and trading network of MLPF&S.

MLPF&S, as a futures commission merchant, introduces customers to its affiliate Merrill Lynch Futures Inc. ("MLF") for the purchase and sale of futures contracts and options on such futures contracts in substantially all exchange-traded commodity and financial futures products. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances. MLF holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States.

All futures and futures options transactions are cleared through and carried by MLF and other ML & Co. subsidiaries engaged in futures clearing activities. As a result of their membership in the clearing associations of various futures exchanges, these ML & Co. entities have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obligations to such clearing houses. In addition, as with any margin transaction, the risk of loss to MLF and its customers from the trading of futures contracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the nominal value of the actual futures contracts. MLF may have financial exposure if a customer fails to meet a margin call. Net worth requirements, financial reviews, margin procedures, and other credit standards established for MLF customer futures accounts are intended to limit any exposure to MLF resulting from its trading in futures accounts. The discussion of Merrill Lynch's credit and risk management policies set forth on pages 45-48 of the Annual Report under the captions "Credit" and "Risk Management" is incorporated herein by reference.

DEALER TRANSACTIONS. MLPF&S regularly makes a market in the common stock of approximately 900 United States corporations and in approximately 375 different foreign securities traded in the over-the-counter markets. Its market-making activities are conducted with customers and other dealers. In addition, as a block positioner, MLPF&S regularly acts as a market-maker in certain listed securities. MLPF&S is also a dealer in municipal, mortgage-backed, asset-backed, and corporate fixed-income securities. MLPF&S engages in certain commodity-related transactions, such as purchase and repurchase transactions and precious metals consignments as a principal.

As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activities, MLPF&S purchases securities, or sells securities short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security's marketability and any positions taken typically are liquidated as soon as practicable. In addition, MLPF&S facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

Other ML & Co. subsidiaries act as dealers in certain specified securities, including governmental obligations and derivative products, engage in interest rate and foreign currency swaps and derivative products transactions with third parties on a principal or an intermediary basis, and act as foreign exchange dealers. For further information on ML & Co.'s dealer activities, see "Merrill Lynch Government Securities Inc.", "Merrill Lynch Capital Services, Inc. and Merrill Lynch Derivative Products, Inc.", and "Banking, Trust and Mortgage Lending Activities."

INVESTMENT BANKING. MLPF&S is a major investment banking firm that participates in every aspect of investment banking and acts in principal, agency, and advisory capacities. It underwrites the sale of securities to the public and arranges for the private placement of securities with investors. MLPF&S also provides a broad range of financial and corporate advisory services, including advice on mergers and acquisitions, project financing, mortgage and lease financing, capital structure, and specific financing opportunities.

MLPF&S and its affiliates provide advice, valuation, and financing assistance and engage in the underwriting and private placement of high-yield securities in connection with leveraged buyouts and other acquisition-related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in such transactions. In addition, credit in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis, may be extended to clients of MLPF&S and its affiliates. Substantial funds may be provided to such clients on a temporary basis until permanent financing is obtained. Before MLPF&S and its affiliates take any such positions, an analysis is performed to establish the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing the transaction within a reasonable period. Additionally, MLPF&S and its affiliates occasionally retain equity interests in the subject companies in connection with their non-investment grade underwriting and merchant banking activities. The information set forth on pages 40-41 of the Annual Report under the caption "Non-Investment Grade Holdings and Highly Leveraged Transactions" and in the Notes to Consolidated Financial Statements under the caption "Concentrations of Credit Risk" on pages 61-62 of the Annual Report is incorporated herein by reference.

The Corporation, through various subsidiaries and affiliates, including Merrill Lynch Capital Partners, Inc. ("MLCP") and Merrill Lynch Capital Corporation ("ML Capital Corp."), has made investments in equity and debt securities in acquisition transactions, including leveraged buyouts, for which MLPF&S has acted as financial advisor or underwriter. MLCP, an affiliate of MLPF&S, acts as the general partner of two leveraged buyout funds, Merrill Lynch Capital Appreciation Fund I and Merrill Lynch Capital Appreciation Fund II (the "Funds"). The primary objective of the Funds is the realization of long-term capital appreciation through the acquisition of equity interests in companies. For both of these MLCP-managed Funds, the investment periods have expired and no new investment opportunities are being sought. The Funds' investments have been funded by their respective limited partners and, for each limited partnership investment made by any MLCP-sponsored partnership, ML & Co. (through affiliates) has co-invested up to 20% of the aggregate MLCP-sponsored investments made. Through its subsidiaries and affiliates, including MLPF&S, ML & Co. may underwrite, trade, invest, and make markets in certain securities of issuers in which the Funds have an investment. In addition, it may provide financial advisory services to these issuers. The Funds together hold investments in approximately 26 privately held or public companies and the aggregate carrying value of the investments of MLCP and its affiliates (directly or indirectly through the Funds) was approximately $276 million as of year-end 1994.

ML Capital Corp. has been a participant in middle-market leveraged acquisitions. Utilizing ML & Co.'s capital, this subsidiary, as principal, has provided senior and subordinated financing to, and acquired equity interests in, a number of companies, approximately 40 of which remained in the portfolio as of year-end 1994. Currently, ML Capital Corp. is not seeking new investment opportunities.

MARGIN LENDING. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. In a margin-based transaction, MLPF&S extends credit to the customer for a portion of the market value of the securities in the customer's account up to the limit imposed by internal MLPF&S policies and applicable margin regulations. Any margin loan made by MLPF&S is collateralized by securities in the customer's margin account. Interest on margin loans is an important source of revenue for MLPF&S. To finance margin loans, MLPF&S uses funds on which it pays interest (including borrowings from ML & Co.), funds on which it does not pay interest, including its own capital, funds derived from customers' free credit balances to the extent permitted by regulations, and funds derived from securities loaned.

SECURITIES AND ECONOMIC RESEARCH. The Global Securities Research and Economics Group of MLPF&S ("MLPF&S Research Group") provides its institutional and retail sales forces and customers with current information on investments and securities markets and equity, fixed income, and economic research services on a global basis. Through its Securities Research Division, the MLPF&S Research Group also provides technical market and quantitative analysis, convertible securities analysis, investment and fixed income strategy, high yield debt securities research, credit research on municipal securities, preferred stock and corporate bonds, and futures research information. By means of a computer-based retrieval system available in each MLPF&S branch or affiliate office, current information and investment opinions on the common equity securities of approximately 1,700 corporations worldwide are readily available to all MLPF&S retail and institutional customers through their financial consultants and account executives.

SECURITIES CLEARING SERVICES. Through its subsidiaries Broadcort Capital Corp. ("BCC") and Wagner Stott Clearing Corp. ("WSCC"), MLPF&S provides securities clearing services. BCC provides these services to approximately 75 unaffiliated broker-dealers. Those utilizing BCC's clearing services may also execute transactions through BCC's fixed-income desk and participate in unit investment trust fund underwritings sponsored by MLPF&S. While the broker-dealer firm retains all sales functions with their customers, BCC services the customers' accounts and handles all settlement and credit aspects of transactions.

WSCC clears transactions for specialists and market makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF and other futures commissions merchants; and clears transactions of arbitrageurs, customers, and other professional trading entities. WSCC, which is a futures commissions merchant, also clears commodity futures transactions for its clients on the Philadelphia Board of Trade through the Intermarket Clearing Corporation.

OTHER ACTIVITIES. In 1994, MLPF&S sold more than $28.8 billion of mutual funds, including income, balanced, and growth funds, of which approximately $15.9 billion represented sales of mutual funds that are advised by Merrill Lynch Asset Management, L.P. and its affiliates.

MLPF&S also sponsors "Defined Asset Funds/SM/", a series of funds that are unit investment trusts registered under the Investment Company Act of 1940. These funds have invested in municipal obligations, corporate fixed-income securities, U.S. Government obligations, U.S. equity securities, and foreign equity and debt securities.

In addition, MLPF&S offers the Merrill Lynch Consults(R) service for an annual fee to individual and institutional clients with at least $100,000 to invest. Through the Merrill Lynch Consults service, MLPF&S assists these clients in identifying their investment objectives so that appropriate third party investment managers can be selected based on those stated objectives. In addition, periodic performance reports are provided on the managed account. More than 25 of the investment managers participating in the Merrill Lynch Consults service manage portfolios in seven risk categories using varying proportions of equity and fixed-income instruments. At the end of 1994, approximately $14.4 billion was held in 78,500 client accounts subscribing to the Merrill Lynch Consults service.

MLPF&S also provides Cash Management Account(R) financial services (the "CMA(R) account service") in all MLPF&S retail offices. Through Visa(R) cards issued by Merrill Lynch National Financial and Merrill Lynch Bank & Trust Co. and through checking services provided by Bank One, Columbus, N.A., participating customers may access information concerning the securities and balances in their CMA accounts and the loan value of margin securities in such account (if a margin account). The CMA account service also provides a vehicle for the automatic investment of free credit balances in shares of the CMA money market funds or the automatic deposit of funds through the associated Insured Savings Account. The CMA account service money market funds are managed by Merrill Lynch Asset Management, L.P. At the end of 1994, MLPF&S had more than 1,331,000 CMA accounts for its United States customers, with aggregate assets of approximately $265 billion (as compared to approximately $268 billion at year-end 1993). In addition, there are approximately 40,000 CMA accounts held by the Corporation's clients outside the United States with aggregate assets of more than $12 billion.

MLPF&S also offers the Capital Builder/SM/ Account service, ("CBA(R) account") which was developed to meet the needs of the new investor, through all MLPF&S retail offices. At the end of 1994, MLPF&S had more than 306,000 CBA accounts with assets of approximately $12 billion.

MERRILL LYNCH INTERNATIONAL INCORPORATED

Merrill Lynch International Incorporated ("MLI"), through its subsidiaries, provides comprehensive investment, financing, and related services on a global basis outside the United States and Canada to governments, corporations, other institutions, and individual investors.

MLI's worldwide trading operations, particularly in London and Tokyo, make it one of the largest dealers and secondary market-makers in Eurobonds and other internationally traded securities and futures and a significant participant in the over-the-counter equity derivatives business. MLI also engages in foreign exchange transactions (including options on foreign currencies) as a dealer and consequently assumes principal positions in numerous currencies and related options. MLI and its subsidiaries and affiliated companies are members of various foreign stock and futures exchanges. The investment, financing, and market-making operations of MLI and its affiliates are conducted through a network of offices, including representative and liaison offices, located in 32 countries outside the United States and Canada. This office network services major "money center" institutions as well as thousands of smaller regional institutions and individual investors.

Information on international banking and foreign exchange activities of MLI and certain of its subsidiaries is set forth below under the caption "Banking, Trust and Mortgage Lending Activities."

MERRILL LYNCH ASSET MANAGEMENT, L.P.

ML & Co.'s asset management activities are conducted through, or managed by, Merrill Lynch Asset Management, L.P. and Fund Asset Management, L.P. and related subsidiaries (together, "MLAM"). MLAM constitutes the investment management arm of ML & Co., and is one of the largest mutual fund managers in the world. In 1994, sales of equity and bond funds managed by MLAM approximated $15.9 billion, as compared with $19.4 billion in 1993.

MLAM's other major business activity is separate account management. Assets under management were $24.3 billion at the end of 1994 (which amount includes approximately $4.4 billion of general account assets managed on behalf of insurance companies affiliated with MLAM) as compared to approximately $23.6 billion in 1993 (which amount includes approximately $6.0 billion of general account assets managed on behalf of insurance companies affiliated with MLAM). By the end of 1994, total assets under management approximated $164 billion, as compared with $161 billion at year-end 1993.

At the end of 1994, MLAM managed 210 portfolios representing a wide variety of investment objectives ranging from money market funds to long-term taxable and tax-exempt fixed income funds, along a broad spectrum of quality ratings and maturities. In addition, MLAM offers a wide variety of equity funds which in the aggregate invest in more than 40 markets globally. MLAM open-end funds, other than money-market funds, are generally offered pursuant to the Merrill Lynch Select Pricing/SM/ System which allows investors four purchase alternatives.

MERRILL LYNCH GOVERNMENT SECURITIES INC.

Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued or guaranteed by the United States Government and by Federal agencies or other government-sponsored entities, including Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). It is one of 38 primary dealers in government securities that reports its positions and activities daily to the Federal Reserve Bank of New York. It is a dealer in GNMA, FNMA and FHLMC mortgage-backed-pass-through certificates and deals in futures, options and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions.

MLGSI's transactions in obligations of the United States Government, Federal agencies and government-sponsored entities involve large dollar amounts and small dealer spreads. As an integral part of its business, MLGSI enters into repurchase agreements whereby it obtains funds by pledging its own securities as collateral. The repurchase agreements provide financing for MLGSI's dealer inventory and serve as short-term investments for MLGSI's customers. MLGSI also enters into reverse repurchase agreements whereby it lends funds against the pledge of collateral by customers. Such agreements provide MLGSI with needed collateral and provide MLGSI's customers with temporary liquidity for their investments in United States Government and agency securities.

MERRILL LYNCH CAPITAL SERVICES, INC. AND MERRILL LYNCH DERIVATIVE PRODUCTS, INC.

Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products, Inc. ("MLDP") are ML & Co.'s primary derivative product dealers and act as intermediaries and principals in a variety of interest-rate, currency, and other derivative transactions. Another subsidiary, Merrill Lynch Capital Markets PLC, engages in the equity derivatives business in the over-the-counter markets.

MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate currency and commodity swaps, caps and floors, currency options, credit derivatives, and certain equity-linked contracts. MLCS maintains positions in interest-bearing securities, equity securities of U.S. issuers, financial futures, and forward contracts primarily to hedge assets and liabilities. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies.

MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps between MLCS and highly-rated counterparties. Its activities address the increasing desire of swap customers to limit their trading to dealers with the highest credit quality. MLDP has been assigned an Aaa, AAA, and AAA counterparty rating by the rating agencies, Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch Investors Service, Inc., respectively. Customers meeting certain credit criteria enter into swaps with MLDP, and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

For additional information regarding the Corporation's derivatives business, including its accounting, risk and credit policies, see pages 44-45 of the Annual Report under the caption "Derivative Financial Instruments", which information is incorporated herein by reference.

MERRILL LYNCH MONEY MARKETS INC.

ML & Co., through Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances and certificates of deposit. MLMMI also originates medium-term notes issued by domestic and non-United States corporations and short- and medium-term notes issued by financial institutions, and through MLPF&S, it trades and markets such notes. It is also a commercial paper dealer for domestic and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer for domestic and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from Federally-insured depository institutions. Such instruments are resold to certain institutional customers such as thrift institutions, banks, insurance companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates the placement of certificates of deposit issued by such depository institutions that are sold to a broad range of retail customers of MLPF&S.

MERRILL LYNCH MORTGAGE CAPITAL INC.

Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mortgages and mortgage servicing. MLMCI, through its CMO Passport(R) service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations ("CMOs") and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements through which it makes loans to customers collateralized by loan mortgages providing customers with temporary liquidity for their investments in secured whole loans. MLMCI enters into reverse repurchase agreements at interest rates that are fractionally higher than those provided for repurchase agreements.

ML FUTURES INVESTMENT PARTNERS INC.

Another ML & Co. subsidiary, ML Futures Investment Partners Inc. ("MLFIP"), serves principally as the general partner and commodity pool operator of commodity pools for which MLF acts as commodity broker and MLPF&S acts as selling agent. MLFIP also structures and sponsors managed futures investments to meet a variety of client objectives. MLFIP is one of the largest managed futures sponsors in the world as measured by assets under its management and by its financial resources. MLFIP is an integrated business, whose capabilities include research, trading, finance, systems, operations, sales, and marketing. MLFIP's responsibilities include selecting and monitoring trading advisors, as well as allocating and reallocating capital among them. As of December 30, 1994, there was approximately $1.2 billion in equity invested or to be invested in 48 domestic and international commodity futures funds which MLFIP has sponsored or been selected to manage (as compared to approximately $1.3 billion in equity invested or to be invested in 35 commodity futures funds worldwide which MLFIP sponsored or had been selected to manage at the end of 1993).

MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

Through Merrill Lynch Business Financial Services Inc. ("MLBFS"), the Corporation provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management/SM/ account ("WCMA(R) Account"), which MLPF&S provides to business customers. The WCMA Account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business customers. As of December 30, 1994, there were more than 112,300 WCMA Accounts which in the aggregate had investment assets of more than $35 billion. In addition to providing qualifying customers with short-term working capital financing through the WCMA Commercial Line of Credit, MLBFS offers assistance to business customers with their term lending, equipment, and other asset-based financing needs. In 1994, MLBFS originated more than $453 million in new commercial loans for business customers. As of December 30, 1994, total outstanding loans were $612 million, of which approximately 97% were secured by tangible assets pledged by customers.

INSURANCE ACTIVITIES

ML & Co.'s operations in insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and the sale of life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S.

MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, the District of Columbia, Guam and the U.S. Virgin Islands which are marketed to MLPF&S customers. Although authorized, it does not presently underwrite accident and health insurance. At year-end 1994, MLLIC had approximately $10.8 billion of life insurance in force as compared with $10.9 billion at year-end 1993. At year-end 1994, MLLIC had annuity contracts in force of approximately $6 billion in value as compared with $6.1 billion at year-end 1993.

ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1994, ML Life had approximately $2.1 billion of life insurance in force, compared to $850 million of life insurance in force at year-end 1993. In 1994, ML Life agreed to reinsure approximately $1.3 billion of yearly renewable term insurance of an unaffiliated insurer. At year-end 1994, ML Life had annuity contracts in force of approximately $457 million in value, as compared with $533 million at year-end 1993.

Through agency agreements with certain insurance companies, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuities products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

BANKING, TRUST AND MORTGAGE LENDING ACTIVITIES

Merrill Lynch Bank & Trust Co. and Merrill Lynch National Financial, both Federal Deposit Insurance Corporation-insured institutions, issue certificates of deposit and money market deposit accounts (including the Insured Savings Account for the CMA(R) account service), make and purchase secured loans, and issue Visa(R) cards.

Merrill Lynch International Bank Limited ("MLIB"), a United Kingdom bank with branch offices in Germany, Singapore, Bahrain, and Luxembourg, provides foreign exchange trading and collateralized lending services and accepts deposits. Merrill Lynch International Bank, an Edge Act corporation, provides foreign exchange trading services to corporations and institutions. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits, portfolio management, and individual client services to international private banking clients. Merrill Lynch Bank A.G., a German bank with a branch office in Japan, engages in capital markets activities such as underwriting, foreign exchange, and swap and other derivative transactions.

The Corporation provides personal trust, employee benefit trust and custodial services in certain states through five state-chartered trust companies. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited.

Merrill Lynch Credit Corporation ("MLCC") provides real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst(R) mortgage program. In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also provides securities-based lending through its Omega/SM/ account, a personal line of credit using eligible securities as collateral that is accessible by VISA(R) card and by check.

COMPETITION

All aspects of ML & Co.'s business are intensely competitive. Through its subsidiaries, in the United States and internationally, it competes directly with other domestic and foreign investment banking and securities firms, brokers and dealers in securities and commodities, and with commercial banks, particularly in its derivative and wholesale capital markets businesses. Many of the Corporation's international competitors may have competitive advantages in their home markets. Through its subsidiaries, it also competes indirectly for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, and banks. Its competitive position depends to an extent on prevailing worldwide economic conditions and domestic and foreign governmental policies.

ML & Co. competes for customers on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel.

There is increased competition from sources other than those traditionally engaged in the securities business, such as commercial banks and insurance companies. Certain United States judicial and regulatory actions in recent years concerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities have resulted in increased competition in those aspects of MLPF&S's business. In addition, domestic legislative proposals are made from time to time which, if enacted, would also result in increased competition from commercial banks and their affiliates.

The Corporation's insurance businesses operate in highly competitive environments. Many companies, both stock and mutual, are older, larger and have more substantial financial resources and larger agency relationships than do the Corporation's insurance subsidiaries.

REGULATION

The Corporation's business, as with that of its competitors, is subject to stringent regulation by the Securities and Exchange Commission (the "SEC" or the "Commission"), the Commodity Futures Trading Commission ("CFTC"), and other Federal and state agencies which are charged with the protection of the securities markets and the interest of those participating in those markets. MLPF&S, those ML & Co. subsidiaries engaged in securities clearing services, and Merrill Lynch Specialists Inc., a ML & Co. subsidiary acting as a specialist on certain securities exchanges, are also subject to regulation by the National Association of Securities Dealers, Inc. (the "NASD") and by the securities exchanges of which each is a member.

Certain of ML & Co.'s subsidiaries, including MLPF&S, are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Those ML & Co. entities that are broker-dealers registered with the SEC and members of the United States national securities exchanges are subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML & Co. to make withdrawals of capital from such broker-dealers. Additional information regarding net capital requirements, set forth in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" appearing on page 69 of the Annual Report, is incorporated herein by reference.

Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. The Corporation is also subject to the temporary risk assessment rules adopted by the SEC under the Market Reform Act of 1990, which require, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.

Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker-dealers, emphasizing in particular the need for supervision and control by broker-dealers of their employees. In addition, the SEC, various banking regulators, the Financial Accounting Standards Board and Congressional committees, among others, are increasing regulation of, and disclosure for, the derivatives business. In March 1995, a committee known as the Derivatives Policy Group (the "DPG"), consisting of representatives of ML & Co. and five other major U.S. securities firms, agreed to implement a voluntary oversight framework to address issues raised by the OTC derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. The DPG was formed in August 1994 at the suggestion of SEC Chairman Arthur Levitt and worked closely with Chairman Levitt and CFTC Chairman Mary Shapiro and their senior staffs in developing its voluntary oversight approach. The DPG's framework for voluntary oversight includes (1) implementation of internal management controls relating to derivatives; (2) periodic reports to regulators (on a confidential basis) on OTC derivatives portfolios with respect to risk exposures, including reports on credit concentration and quality; (3) development of a framework for estimating risk in relation to capital; and (4) guidelines for dealing with counterparties other than professional dealers in OTC derivatives. Additional legislation and regulations, changes in rules promulgated by the SEC or other governmental regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of laws and rules may directly affect the manner of operation and profitability of the Corporation.

Certain of the ML & Co. subsidiaries, including MLPF&S and MLAM, are registered as investment advisers with the SEC and with certain states requiring such registration.

The Corporation's registered government securities dealer is also subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. The Corporation's futures commission merchants are regulated by the CFTC, the National Futures Association ("NFA") and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLFIP is registered with the CFTC and is a member of the NFA in such capacities.

Merrill Lynch Canada is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities authorities and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

ML Life is subject to extensive regulation and supervision by the New York State Insurance Department. MLLIC is subject to extensive regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.

Merrill Lynch Bank & Trust Co. is regulated primarily by the State of New Jersey and by the Federal Deposit Insurance Corporation. Merrill Lynch National Financial is regulated primarily by the State of Utah and by the Federal Deposit Insurance Corporation. The Corporation's trust companies are subject to regulation by the governmental agencies in the states in which they are incorporated. The Corporation's subsidiaries engaged in banking activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities.

ITEM 2.  PROPERTIES
- -------  ----------

The executive offices and a significant portion of ML & Co.'s business activities are located in a building on 250 Vesey Street (the "North Tower") in the World Financial Center ("WFC") in New York City. Additional offices, operations and functions are located at 225 Liberty Street (the "South Tower") in the WFC. An ML & Co. affiliate is a partner in the partnership that holds the ground lessee's interest (including the right to grant occupancy and possession to tenants) in the North Tower. The North Tower and the South Tower are each occupied under separate leases held by an ML & Co. affiliate. Both the North and South Tower leases commenced in 1988. The aggregate rent (net of rental income to be received from the sublease of approximately two-thirds of the South Tower) is approximately $122 million for each of the first 15 years and approximately $179 million for each of the remaining 10 years of the leases. The ML & Co. affiliate is also primarily responsible for all of the operating expenses for the North and South Towers.

ML & Co. affiliates also occupy additional principal locations in New Jersey at which certain of the Corporation's business activities are conducted, including owned facilities in Plainsboro on 240 acres and in Somerset on 35 acres (which is the replacement facility for leased locations in Somerset where two leases expired in 1994 and one expires in 1995); a leased facility in Piscataway (lease expiring in 2005) and a leased facility in Jersey City (lease expiring in 2007, exclusive of renewals) in which an ML & Co. affiliate holds an interest in partnerships that own the land and the building and in which another ML & Co. affiliate holds the lease for office space housing support functions. Other significant facilities are at three New York City locations held by MLPF&S under leases expiring in 2000, 2007 and 2024, exclusive of extensions. Affiliates of ML & Co. also own significant facilities in Lakewood, Colorado and Jacksonville, Florida.

Insurance activities are conducted by insurance subsidiaries of ML & Co. at locations in Plainsboro, New Jersey (fee-owned facility), Jacksonville, Florida (fee-owned facility), New York City (lease expiring in 2000), Springfield, Massachusetts (sublease expiring in 1997) and at additional locations at MLPF&S branch offices throughout the United States which service MLPF&S branch offices.

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

Substantially all other offices, including more than 500 branch offices, of ML & Co.'s subsidiaries throughout the world, are located in leased premises. The information regarding lease commitments of ML & Co. (including commitments for leases of premises), set forth in the Notes to Consolidated Financial Statements under the caption "Commitments and Contingencies-Leases" on page 74 of the Annual Report, is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

ML & Co. and certain of its subsidiaries, including MLPF&S, have been named as parties in a number of civil actions, including the following, arising out of their business activities. Each of the following actions is reported as of March 24, 1995.

ORANGE COUNTY LITIGATION. The following actions have been filed against or on behalf of the Corporation in connection with the Corporation's business activities with Orange County, California ("Orange County") relating to transactions entered into on behalf of Orange County and the funds controlled by the Orange County Treasurer-Tax Collector (the "Pools"). Bankruptcy petitions were filed on behalf of Orange County and the Pools in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on December 6, 1994. These actions include, in the order summarized below, an action in the names of Orange County and the Pools; actions by investors and participants in the Pools and Orange County taxpayers; actions by investors in the Corporation or affiliated entities; and actions by holders of bonds or other debt instruments issued by or on behalf of Orange County and other public entities with funds controlled by the Orange County Treasurer-Tax Collector.

On January 12, 1995, an action was commenced in the Bankruptcy Court in the names of Orange County and the Pools against the Corporation and certain of its subsidiaries (the "Orange County Action"). The complaint alleges, among other things, that various securities transactions between Orange County and/or the Pools and the Corporation and its subsidiaries violated California law and are null and void, that the Corporation and its subsidiaries committed violations of
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and breach of fiduciary duty. Damages in excess of $2 billion and injunctive and declaratory relief are sought.

On March 1, 1995, the parties entered into an agreement pursuant to which the proceeds from the sale of securities purchased by the Corporation from Orange County pursuant to certain master repurchase agreements are to be used to purchase short-term United States Treasury Bills or United States Treasury Notes that will be identifiable and held separate and subject to any rights that the Corporation may have in the master repurchase agreements. This agreement may be terminated by the Corporation upon 30 days written notice.

On December 13, 1994, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were deposited with the Orange County Treasurer pursuant to proceedings in California Superior Court (the "DeLeon Action"). On December 27, 1994, this complaint was amended to include as additional plaintiffs those individuals who invested funds in the Pools representing deferred compensation and/or retirement funds. The DeLeon Action names as defendants a subsidiary of the Corporation, an employee of the Corporation, Robert L. Citron, formerly the Treasurer-Tax Collector of Orange County, Matthew Raabe, formerly the Assistant to the Treasurer-Tax Collector of Orange County, and Steven E. Lewis, the Auditor-Controller of Orange County and alleges, among other things, that the defendants affiliated with the Corporation committed fraud and breach of fiduciary duty in connection with the Corporation's business activities with Orange County. Damages in an unspecified amount are sought.

On December 16, 1994, a purported class action was commenced in the United States District Court for the Central District of California on behalf of persons whose funds were deposited in the Pools pursuant to proceedings in California Superior Court. A companion action was commenced in the Superior Court for the State of California, Orange County, on January 10, 1995 (the "Small Action"). The Corporation, a subsidiary of the Corporation, an employee of the Corporation, and Robert L. Citron are named defendants in both actions. The federal complaint alleges, among other things, that the Corporation and the defendants affiliated with the Corporation committed violations of Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 25400 and 25500 of the California Corporations Code (the "California Code") and breach of fiduciary duty in connection with the Corporation's business activities with Orange County and the Pools. The state complaint alleges claims for breach of fiduciary duty and fraud. Damages in an unspecified amount are sought. On January 26, 1995, the federal complaint was dismissed without prejudice.

On January 9, 1995, a purported class action was commenced in the United States District Court for the Central District of California on behalf of all investors and participants in the Pools between January 1, 1993 and December 6, 1994 (the "Schools Excess Liability Fund Action" or "SELF Action"), naming a subsidiary of the Corporation, an employee of the Corporation and Robert Citron as defendants. The complaint alleges, among other things, that the defendants affiliated with the Corporation committed violations of Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, Sections 25400 and 25500 of the California Code, breaches of fiduciary duties, fraud, negligence and negligent misrepresentation in connection with the Corporation's business activities with Orange County. Damages in an unspecified amount are sought.

On March 3, 1995, a purported class action was commenced in the United States District Court for the Central District of California on behalf of 31 municipalities in Orange County that have deposited funds in the Pools, as well as "any political subdivision which invested funds in the Pools through the municipalities" (the "Huntington Beach Action"). Named as defendants are the Corporation, certain subsidiaries of the Corporation, and an employee of the Corporation. The complaint alleges that various securities transactions between Orange County and/or the Pools and the Corporation violated California law and are null and void. The complaint further alleges, among other things, that the defendants violated Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, New York Stock Exchange Rule 405, Article III, Section 2 of the National Association of Securities Dealers' Rules of Fair Practice, Sections 25400 and 25500 of the California Code, Sections 1573, 1709 and 1710 of the California Civil Code, Section 27100.1 of the California Government Code, and committed common law fraud and deceit, breach of fiduciary duty, and aided and abetted a breach of fiduciary duty, in connection with the Corporation's business activities with Orange County and the Pools. In the alternative, the complaint alleges that the defendants breached an "implied covenant of good faith and fair dealing owed to the Pool participants" as third-party beneficiaries. Damages in an unspecified amount are sought.

On January 23, 1995, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of Orange County taxpayers (the "Darling Action"). The defendants are a subsidiary of the Corporation, Robert L. Citron, Matthew Raabe, Steven E. Lewis, and Jeffrey Leifer, allegedly Orange County's primary debt advisor. The complaint alleges, among other things, that the subsidiary of the Corporation committed waste and gross mismanagement, breach of fiduciary duty, conspired to commit ultra vires acts, and violated Section 17200 of the California Business and Professions Code in connection with the Corporation's business activities with Orange County. Damages in an unspecified amount are sought.

Beginning on December 5, 1994, five purported derivative actions on behalf of the Corporation were commenced in the Supreme Court of the State of New York, New York County (the "Wilson Actions"). Named as defendants in one or more of these actions are a total of 22 present or past directors, officers or employees of the Corporation or its subsidiaries. The complaints allege, among other things, breach of fiduciary duty and oversight failures in connection with the Corporation's business activities with Orange County. The Corporation is named as a nominal defendant in these actions. Damages in an unspecified amount are sought on behalf of the Corporation against the individuals named as defendants.

On January 12, 1995, a purported derivative action was commenced in the Superior Court of the State of California, Los Angeles County (the "Lewis Action"). Named as defendants are 13 present or past directors and/or officers of the Corporation. The complaint alleges, among other things, breach of fiduciary duty in connection with the Corporation's business activities with Orange County. The Corporation and certain of its subsidiaries are nominal defendants in this action. Damages in an unspecified amount are sought on behalf of the Corporation and certain of its subsidiaries against the individuals named as defendants.

On December 16, 1994, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of purchasers of the Corporation's common stock between March 17, 1994 and December 6, 1994 (the "Balan Action"). The defendants are the Corporation and three of its directors and officers. The complaint alleges, among other things, violations of Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with the Corporation's disclosure with respect to its business activities with Orange County and the Pools. Damages in an unspecified amount are sought.

On December 13, 1994, a purported class action was commenced in the Supreme Court of the State of New York, New York County on behalf of individuals who owned interests in the Merrill Lynch California Municipal Bond Fund (the "Fund") of the Merrill Lynch California Municipal Series Trust from January 1994 through December 1, 1994 (the "McDermott Action"). The defendants are the Corporation, certain of its subsidiaries and the Fund. The complaint alleges, among other things, fraud and negligent misrepresentation in connection with the Corporation's disclosure with respect to its business activities with Orange County and the Pools. Damages in an unspecified amount are sought.

Beginning on December 8, 1994, ten purported class actions were commenced in the United States District Court for the Central District of California on behalf of individuals who purchased bonds or other debt instruments issued by or on behalf of Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector during various periods of time (the "Smith Action"). As amended most recently on February 27, 1995 in a First Amended Consolidated Class Action Complaint, the purported class includes all persons who purchased bonds or other debt instruments between July 1, 1992 and December 6, 1994 that were issued by Orange County or the other public entities. Named as defendants are the Corporation, an employee of the Corporation, PaineWebber, Inc., CS First Boston Corp., Smith Barney, Inc., Lehman Brothers, Inc., Donaldson Lufkin & Jenrette, Inc., Kidder, Peabody & Co., Inc., Stone & Youngberg, Rauscher Pierce Refsnes, Inc., Leifer Capital, Inc., Fieldman Rolapp & Associates, Inc., CGMS, Inc., and O'Brien Partners, Inc. The First Amended Consolidated Class Action Complaint alleges, among other things, violations of
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 25400-25401, 25500-25501 and 25504.1 of the California Code, with respect to disclosure made in connection with the sale of bonds and other debt instruments issued by Orange County and the other public entities.

On March 13, 1995, an action was commenced in the Circuit Court of Cook County, Illinois, Chancery Division, by five money market mutual funds managed by Kemper Financial Services, Inc.: Cash Account Trust, Cash Equivalent Fund, Kemper Investors Fund, Kemper Money Market Fund, and Kemper Portfolios (the "Kemper Action"). Named as defendants are a subsidiary of the Corporation and an employee of the Corporation. The complaint alleges, among other things, that the defendants violated Sections 12A, 12F, 12G and 12I of the Illinois Securities Act and committed common law fraud with respect to disclosure made in connection with the issuance and sale of 1994-5 Taxable Notes that were issued by Orange County on July 8, 1994. Recission and damages in an unspecified amount are sought.

The Corporation has also received formal and informal inquiries from various governmental entities examining the events underlying the above described litigation and is cooperating with these inquiries.

GSLIC LITIGATION. Several legal proceedings have arisen from certain securities trading transactions that occurred at year-end 1984, 1985, 1986 and 1988 between MLPF&S and

MLGSI and a Florida insurance company, Guarantee Security Life Insurance Company ("GSLIC"), which was taken into liquidation. A principal focus of the allegations in the following civil proceedings is an assertion that GSLIC's purpose in engaging in the year-end transactions was to distort its apparent financial condition. It is claimed that GSLIC's former officers and employees improperly took assets from the company and its investment portfolio declined substantially in value before its true financial condition became known to insurance regulators, GSLIC's policyholders, and the creditors of GSLIC and its parent company, Transmark USA, Inc. ("Transmark").

On December 20, 1991, an action was commenced by the Florida Department of Insurance as Receiver of GSLIC (the "Receiver") in the Fourth Judicial Circuit Court in Duval County, Florida naming former officers, directors, and shareholders of GSLIC and Transmark, GSLIC's former outside attorneys and accountants, MLPF&S, MLGSI and a former managing director of MLPF&S as defendants (the "Receiver Action"). The complaint alleges state law claims against the above-mentioned Merrill Lynch defendants for fraud, breach of fiduciary duty, conspiracy, and aiding and abetting a breach of duty arising from their involvement in the year-end trades with GSLIC, alleges that GSLIC was damaged in excess of $300 million, and seeks relief in an unspecified amount from the Merrill Lynch defendants.

Substantially the same defendants are named in two consolidated lawsuits brought in federal court in Jacksonville, Florida on October 15, 1991 and on February 28, 1992 on behalf of an uncertified alleged class of purchasers of GSLIC insurance policies and annuities between 1984 and 1991 (the "Haag/Levine Action"). The complaint alleges substantially the same claims as the Receiver Action as well as claims grounded in the Racketeer Influenced and Corrupt Organizations Act ("RICO") and Section 10(b) of the Exchange Act and seeks unspecified money damages. The court has stayed the Haag/Levine Action pending the resolution of the Receiver Action.

The Resolution Trust Corporation ("RTC"), as receiver for four failed savings institutions (CenTrust Association Savings Bank, Imperial Savings Association, FarWest Savings and Loan Association, and Columbia Savings and Loan Association) in January and April, 1993 filed civil actions in federal court in Jacksonville, Florida against ML & Co., MLPF&S, MLGSI, a former MLPF&S managing director and former officers, directors and employees of Transmark and GSLIC (the "RTC Action"). The action seeks to recover damages as a result of purchases by the four above-named institutions of securities issued by Transmark, GSLIC's parent corporation. The claims alleged are substantially similar to those in the Haag/Levine action mentioned above. In April, 1993, Trans-Resources Inc., a company that alleges it also purchased Transmark securities, filed a complaint in the federal court in Jacksonville, Florida substantially following the allegations of the RTC Action and names substantially the same defendants (the "Trans-Resources Action"). The RTC Action and Trans-Resources Action each seek compensatory and punitive damages in unspecified amounts, trebling of damages under the RICO claim, rescissory relief, and reimbursement of costs of suit.

In October 1991, two ML & Co. stockholders, Charles Miller and Kenneth Steiner, commenced derivative actions, now consolidated, in New York State Supreme Court, naming as defendants all present directors of ML & Co. who were directors at the time of the year-end securities transactions in question, among others. The plaintiffs assert claims for breach of fiduciary duties in connection with the year-end securities transactions with GSLIC and other claims against Transmark and one of Transmark's principals. The damages sought in this action are unspecified. The defendants' motions to dismiss on various grounds were denied. However, the court has stayed the action for all purposes pending a resolution of the above-mentioned related litigation in Florida.

                                     ****

The Corporation believes it has strong defenses to, and will vigorously contest, the actions described above. Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings and claims pending against the Corporation or its subsidiaries as of March 24, 1995 cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Corporation that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of the Corporation as set forth in the consolidated financial statements contained herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.
- -------  ---------------------------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The following table sets forth certain information concerning executive officers of ML & Co. as of March 24, 1995.

NAME AND AGE                 PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE MARCH
                             1990/*/

Herbert M. Allison, Jr., 51  Executive Vice President, Corporate and
                             Institutional Business Group since January, 1995;
                             Executive Vice President, Investment Banking Group from May, 1993 to January, 1995; Executive Vice
                             President, Finance and Administration from
                             October, 1990 to April, 1993; Executive Vice
                             President, Administration from July, 1989 to
                             October, 1990.

Edward L. Goldberg, 54       Executive Vice President, Operations, Systems and
                             Telecommunications since April, 1991 (and
                             responsible for Corporate Real Estate and
                             Purchasing since March, 1993); Director and
                             Executive Vice President of MLPF&S since May,
                             1991; from January, 1991 to April, 1991, performed
                             senior management responsibilities in the
                             Operations, Systems and Telecommunications
                             Division; Senior Vice President of Equity Markets,
                             Professional Securities Services Group of MLPF&S,
                             September, 1988 to December, 1990.

Stephen L. Hammerman, 56     Vice Chairman of the Board since April, 1992;
                             Executive Vice President from June, 1985 to April,
                             1992; General Counsel since October, 1984; General
                             Counsel of MLPF&S since March, 1981.

Jerome P. Kenney, 53         Executive Vice President, Corporate Strategy,
                             Credit and Research since May, 1993; Executive
                             Vice President, Corporate Strategy and Research
                             from October, 1990 to April, 1993; Executive Vice
                             President and President of the Capital Markets
                             Sector from September, 1984 to October, 1990.

- ----------
/*/ Unless otherwise indicated, the offices listed are of ML & Co. Under ML &
    Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify; all Executive Officers are elected by the Board of Directors.


NAME AND AGE                 PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE MARCH
                             1990/*/

David H. Komansky, 55        President and Chief Operating Officer since
                             January, 1995; President and Chief Executive
                             Officer of MLPF&S since February, 1995; Executive
                             Vice President, Debt and Equity Markets Group from
                             May, 1993 to January, 1995; Executive Vice
                             President, Debt Markets Group from June, 1992 to
                             April, 1993; Executive Vice President, Equity
                             Markets Group from October, 1990 to May, 1992;
                             Senior Vice President and National Sales Director
                             of MLPF&S from February, 1988 to October, 1990.

Winthrop H. Smith, Jr., 45   Executive Vice President, International since
                             June, 1992; National Sales Director of Eastern
                             Division from November, 1990 to May, 1992;
                             Regional Director of Mid-Atlantic Region from
                             July, 1985 to November, 1990.

John L. Steffens, 53         Executive Vice President, Private Client Group
                             since October, 1990; Executive Vice President and
                             President of the Consumer Markets Sector from
                             July, 1985 to October, 1990.

Daniel P. Tully, 63          Chairman of the Board since June, 1993; Chief
                             Executive Officer since May, 1992; President and
                             Chief Operating Officer from July, 1985 to
                             January, 1995; Chairman of the Board, President,
                             and Chief Executive Officer of MLPF&S from July,
                             1985 to February, 1995.

Joseph T. Willett, 43        Chief Financial Officer since April, 1993;
                             Controller since April, 1992; Senior Vice
                             President since February, 1991; Treasurer from
                             February, 1991 to April, 1992; First Vice
                             President of MLPF&S from January, 1988 to
                             February, 1991.

Arthur Zeikel, 62            Executive Vice President, Asset Management Group
                             since October, 1990; Director, Corporate Strategy
                             from July, 1988 to October, 1990; President and
                             Chief Investment Officer of Merrill Lynch Asset
                             Management since November, 1976.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

         In response to this Item 5, the information set forth in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" on page 69 of the Annual Report; the information on page 78 of the Annual Report under the caption "Dividends Per Common Share" and the caption "Stockholder Information" is incorporated herein by reference. The Common Stock of ML & Co. (trading symbol MER) is listed on the following stock exchanges: New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange, Paris Stock Exchange, London Stock Exchange and Tokyo Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

         In response to this Item 6, the information contained in the financial table "Selected Financial Data" on page 30 of the Annual Report excluding the financial ratios and the other data set forth therein under the headings "Financial Ratios" and "Other Statistics" and the information set forth on page 76 of the Annual Report is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 49-75 in the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         In response to this Item 7, the financial information set forth under the caption "Financial Ratios-Leverage" on page 30 of the Annual Report, the discussion on pages 32-48 of the Annual Report and the information in the Notes to Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" on page 69 of the Annual Report is incorporated herein by reference and such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 49-75 in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         In response to this Item 8, the information set forth in the Consolidated Financial Statements and the Notes thereto on pages 49-75 in the Annual Report, the Independent Auditors' Report on page 75 in the Annual Report and the information on page 78 of the Annual Report under the caption "Quarterly Information" is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- --------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

          In response to this Item 10, the information set forth under the caption "Election of Directors" on pages 5-8 of ML & Co.'s Proxy Statement dated March 13, 1995 (the "Proxy Statement") and the information set forth in Part I hereof under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

          In response to this Item 11, the information set forth under the caption "Executive Compensation" on pages 13-26 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

          In response to this Item 12, the information set forth on pages 1-2 and the information set forth under the caption "Election of Directors" on pages 5-8 of the Proxy Statement is incorporated herein by reference.

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

     2. Financial Statement Schedules

       THE FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED HEREUNDER ARE LISTED ON PAGE F-1 HEREOF AND THE SCHEDULES INCLUDED HEREWITH APPEAR ON PAGES F-2 THROUGH F-8 HEREOF.

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

       (3) ARTICLES OF INCORPORATION AND BY-LAWS.

          (i) (a) Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

              (b) Certificate of Amendment, dated April 29, 1993, of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

              (c) Form of certificate representing the 9% Cumulative Preferred Stock, Series A, par value $1.00 per share, of ML & Co. (the "9% Preferred Stock") (Exhibit 4(i) to 10-Q for the quarter ended September 30, 1994 ("3rd Quarter 1994 10-Q")).

              (d) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).

              (e) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).

              (f)  Deposit Agreement, dated as of November 3, 1994 among
                   ML & Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).

              (g) Certificate of Designation, dated March 30, 1988 for Remarketed Preferred Stock, Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

              (h) Certificate of Designation, dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

              (i) Form of Rights Agreement, dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

          (ii) By-Laws of ML & Co., effective as of October 25, 1993 (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

      (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

          Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Registrant, none of which instruments (including the Exhibits listed in 4(iv) to (xv) below), authorize an amount of securities that exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. For convenience purposes, the Registrant hereby files as Exhibits 4(iv) through (xv) the form of each long-term security issued by the Registrant from January 1, 1994 through March 24, 1995.

          (i) Senior Indenture, dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

          (ii) Supplemental Indenture to the Senior Indenture, dated as of March 15, 1990, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

          (iii) Senior Indenture, dated as of October 1, 1993, between ML & Co. and the Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

          (iv) Form of ML & Co.'s 6 1/4% Notes due January 15, 2006 (Exhibit 4 to 8-K dated January 20, 1994).

          (v) Form of ML & Co.'s Japan Index Equity Participation Securities with Minimum Return Protection due January 31, 2000 (Exhibit 4 to 8-K dated January 27, 1994).

          (vi) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Constant Maturity U.S. Treasury Yield Increase Warrants expiring August 25, 1995 (Exhibit 4 to 8-K dated February 3, 1994).

          (vii) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Notes due March 24, 1997 (Exhibit 4 to 8-K dated March 24,
                  1994).

          (viii) Form of ML & Co.'s 6 3/8% Notes due March 30, 1999 (Exhibit 4 to 8-K dated March 30, 1994).

          (ix) Form of ML & Co.'s AMEX Oil Index Stock Market Annual Reset Term Notes due December 29, 2000 (Exhibit 4 to 8-K dated March 31, 1994).

          (x) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Constant Maturity U.S. Treasury Yield Increase Warrants expiring January 25, 1996 (Exhibit 4 to 8-K dated November 3, 1994).

          (xi) Form of ML & Co.'s 8 3/8% Notes due February 9, 2000 (Exhibit 4 to 8-K dated February 9, 1995).

          (xii) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Nikkei Stock Index 300 Call Warrants expiring February 3, 1997 (Exhibit 4 to 8-K dated February 8, 1995).

          (xiii) Form of ML & Co.'s Japanese Yen Swap Rate Linked Medium-Term Notes, Series B (Exhibit 4(xviii) to 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

         *(xiv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B.

         *(xv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes II, Series B.

     (10) MATERIAL CONTRACTS.

          COMPENSATION PLANS AND ARRANGEMENTS:
          -----------------------------------


         *(i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995.

         *(ii) Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994.

         *(iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through December 5, 1994.

         *(iv) ML & Co. Equity Capital Accumulation Plan, as amended through December 5, 1994.

          (v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).

- ----------
*Filed herewith.

          (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 23 of ML & Co.'s Proxy Statement for the 1995 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 10, 1995 ("1995 Proxy Statement")).

          (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 3rd Quarter 1992 10-Q for the quarter ended September 25, 1992 (the "3rd Quarter 1992 10-Q")).

          (viii) Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 2nd Quarter 1991 10-Q for the quarter ended June 28, 1991 (the "2nd Quarter 1991 10-Q")).

          (ix) Amendment, dated April 30, 1992, to Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 2nd Quarter 1992 10-Q for the quarter ended June 26, 1992).

          (x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(i) to 3rd Quarter 1992 10-Q).

          (xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 1993 10-K).

          (xii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

          (xiii) Written description of ML & Co.'s compensation policy for directors (Page 13 of ML & Co.'s 1995 Proxy Statement).

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

          (xvi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

          (xvii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

          (xviii) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration
                  Statement on Form N-2 (File No. 33-26561)).

          (xix) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

          (xx) Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).

          (xxi) Form of ML & Co. 1994 Deferred Restricted Unit Agreement for Executive Officers (Exhibit 10(i) to 10-Q for the quarter ended April 1, 1994 (the "1st Quarter 1994 10-Q")).

         *(xxii) Form of ML & Co. 1995 Deferred Compensation Agreement for a Select Group of Eligible Employees.

         *(xxiii) Form of ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through February 24, 1995.

                --  10(xxiv) to (xxv) intentionally omitted  --

AGREEMENTS RELATING TO THE WORLD FINANCIAL CENTER:
- -------------------------------------------------

          (xxvi) The following documents relate to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                   (a) Reimbursement Agreement between Olympia & York Tower D Company and Merrill Lynch/WFC/L, Inc. ("WFC/L"), dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22, 1990).

                   (b) Reimbursement Agreement between Olympia & York Tower B Company ("B Company") and WFC/L, dated as of August 24, 1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

                  +(c) Agreement of Lease (with respect to Parcel D), dated as of February 26, 1988, between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

                  +(d) Guaranty and Assumption Agreement, dated as of February 26, 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to 1992 10-K).

                  +(e) Agreement of Lease (with respect to Parcel B), dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

                  +(f) Guaranty and Assumption Agreement, dated as of September 29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

                  +(g) Restated and Amended Partnership Agreement of D Company, executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992 10-K).

- ----------
*Filed herewith.
+Confidential treatment has been obtained for portions of this exhibit.

                  +(h) Agreement of Sublease, dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

                  +(i) Agreement of Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvi)(i) to 1993 10-K).

                  +(j) Agreement of Sublease (with respect to a portion of Parcel B), dated December 17, 1993 between WFC/L and Deloitte & Touche (Exhibit 10(xxvi)(j) to 1993 10-K ).

          (xxvii) The following are amendments to certain of the documents that are related to Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                    (a) First Amendment to Building D Agreement to Lease, Leasehold Improvements Agreement and Reimbursement Agreement (with respect to Parcel D), dated as of July 12, 1985 between D Company and WFC/L (Exhibit 10(iii) to 8-K dated January 22, 1990).

                    (b) First Amendment to Building B Agreement to Lease, Reimbursement Agreement, Second Amendment to Leasehold Improvements Agreement (with respect to Parcel B), dated as of July 12, 1985 between B Company and WFC/L (Exhibit 10(iv) to 8-K dated January 22, 1990).

                    (c) Second Amendment to Reimbursement Agreement (with respect to Parcel D), dated as of February 26, 1988 between D Company and WFC/L (Exhibit 10(iv) to 1st Quarter 1993 10-Q).

                   +(d) Amended and Restated Second Amendment to Reimbursement Agreement (with respect to Parcel B), dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(v) to 1st Quarter 1993 10-Q).

                    (e) Amendment of Agreement of Lease (with respect to Parcel D), dated as of September 29, 1988 between D Company and WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

                    (f) First Amendment to Agreement of Sublease, dated as of September 29, 1988, between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(v) to 1st Quarter 1989 10-Q for the quarter ended March 24, 1989).

- ----------
+Confidential treatment has been obtained for portions of this exhibit.

                    (g) Letter Amendment to the Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of February 26, 1988, between O&Y Tower D Holding Company I ("O&Y I") (which has succeeded to the interest of O&Y U.S. Development Corp.), O&Y Tower D Holding Company II ("O&Y II") and HQ North Company, Inc. (formerly known as O&Y Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter 1993 10-Q).

                    (h) Third Amendment to Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of July 12, 1990, among O&Y I, O&Y II and HQ North (Exhibit 10(xxix)(i) to 1990 10-K for the fiscal year ended December 28, 1990 ("1990 10-K")).

                   +(i) Second Amendment, dated as of December 26, 1990, to Agreement of Sublease, dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

                   +(j) Second Amendment, dated as of January 5, 1994 to Agreement of Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvii)(j) to 1993 10-K).

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

* (11)  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

* (12)  STATEMENT RE COMPUTATION OF RATIOS.

* (13)  1994 ANNUAL REPORT TO STOCKHOLDERS.

* (21)  SUBSIDIARIES OF THE REGISTRANT.

* (23)  CONSENT OF INDEPENDENT AUDITORS.

* (27)  FINANCIAL DATA SCHEDULE.

- ----------
+Confidential treatment has been obtained for portions of this exhibit. *Filed herewith.

(B)  REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1994 with the Commission under the caption "Item 5. Other Events":

    (i) Current Report on Form 8-K, dated October 18, 1994, for the purpose of filing Preliminary Unaudited Earnings Summaries for the three-and nine-month periods ended September 30, 1994.

    (ii) Current Report on Form 8-K, dated October 31, 1994, for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 30, 1994 and statements regarding computation of ratios.

    (iii) Current Report on Form 8-K, dated November 3, 1994, for the purpose of filing the form of Warrant Agreement between ML & Co. and Citibank, N.A., dated as of November 3, 1994, including a form of Warrant certificate and the opinion of counsel relating thereto.

    (iv) Current Report on Form 8-K, dated November 3, 1994, for the purpose of filing the form of ML & Co.'s 9% Preferred Stock and Depositary Shares, including certificate evidencing the 9% Preferred Stock, the form of Depositary Receipt, the form of Certificate of Designation relating to the 9% Preferred Stock, and the form of Deposit Agreement.


                                INDEMNIFICATION

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned Registrant hereby undertakes as follows:

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

                          DESCRIPTION OF COMMON STOCK

The authorized capital stock of ML & Co. consists of 500,000,000 shares of common stock, par value $1.33 1/3 per share ("Common Stock"), and 25,000,000 shares of preferred stock, par value $1.00 per share, issuable in series ("Preferred Stock"). As of March 24, 1995, 181,705,446 shares of Common Stock were outstanding. The shares of Common Stock have no preemptive or conversion rights, redemption provisions or sinking fund provisions. The outstanding shares of Common Stock are duly and validly issued, fully paid and nonassessable. Each share is eligible to participate in the Rights under the Rights Agreement referenced below, to the extent specified therein, to purchase certain securities upon the occurrence of certain events specified in such Rights Agreement.

The Board of Directors of ML & Co., without further action by stockholders, has the authority to issue all of the 25,000,000 shares of Preferred Stock, which are currently authorized, from time to time in one or more series and, with respect to each such series, has authority to fix the powers (including voting power), designations, preferences as to dividends and liquidation, and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof. As of March 24, 1995, there were 17,000,000 Depositary Shares issued, each representing a one-four hundredth interest in a share of the 9% Preferred Stock. The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425,000,000. As of March 24, 1995, there were 42,500 shares of 9% Preferred Stock outstanding. From time to time, share positions in the Depositary Shares may be established in connection with the market-making activities of MLPF&S. As of March 24, 1995, approximately 800,000 Depositary Shares were held for this purpose. As of March 24, 1995, there were 3,000 shares of ML & Co.'s Remarketed Preferred/SM/ Stock (the "Remarketed Preferred Stock") issued, of which 1,938 were outstanding. The 9% Preferred Stock and Remarketed Preferred Stock have dividend and liquidation preference over the Common Stock and over the Series A Junior Preferred Stock issuable pursuant to a Rights Agreement, dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), which is set forth herein as Exhibit 3(i)(i).

                           MERRILL LYNCH & CO., INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                        ITEMS (14)(A)(1) AND (14)(A)(2)

                                                           PAGE REFERENCE
                                                    ----------------------------
                                                     FORM 10-K    ANNUAL REPORT
                                                    ------------  --------------
FINANCIAL STATEMENTS
- --------------------
Statements of Consolidated Earnings, Year Ended
Last Friday in December 1994, 1993 and 1992                           49

Consolidated Balance Sheets, December 30, 1994
and December 31, 1993                                               50-51

Statements of Changes in Consolidated
Stockholders' Equity, Year Ended Last Friday in                     52-53
December 1994, 1993 and 1992

Statements of Consolidated Cash Flows, Year Ended
Last Friday in December 1994, 1993 and 1992                           54

Notes to Consolidated Financial Statements                          55-75

Independent Auditors' Report                                          75

FINANCIAL STATEMENT SCHEDULES
- -----------------------------

Independent Auditors' Report                        F-2

Schedule I Condensed Financial Information of       F-3 to F-8
Registrant

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)   Selected Financial Data                                         30
(ii)  Management's Discussion and Analysis                          32-48
(iii) Five-Year Financial Summary                                     76
(iv)  Quarterly Information                                           78

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto which are incorporated herein by reference to the Registrant's Annual Report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Company") as of December 30, 1994 and December 31, 1993 and for each of the three years in the period ended December 30, 1994 and have issued our report thereon dated February 27, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included
Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 1995

                                                                      SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (Parent Company Only)
                             ---------------------
                       CONDENSED STATEMENTS OF EARNINGS
                       --------------------------------
    YEARS ENDED DECEMBER 30, 1994, DECEMBER 31 1993, AND DECEMBER 25, 1992
    ----------------------------------------------------------------------
                            (Dollars in Thousands)
                            ----------------------

                                                                                     1994                1993               1992
                                                                                  ----------         ----------         ---------
                                                                                  (52 Weeks)         (53 Weeks)         (52 Weeks)
REVENUES

 Management service fees (from affiliates)..............................          $  264,997         $  260,156         $  230,452
 Interest (principally from affiliates).................................           1,423,201            921,394            724,562
 Other..................................................................              13,886              4,107              5,231
                                                                                  ----------         ----------         ----------
 Total Revenues.........................................................           1,702,084          1,185,657            960,245
 Interest Expense.......................................................           1,514,038            948,223            856,038
                                                                                  ----------         ----------         ----------
 Net Revenues...........................................................             188,046            237,434            104,207
                                                                                  ----------         ----------         ----------

NON-INTEREST EXPENSES
 Compensation and benefits..............................................             186,278            205,839            193,032
 Other..................................................................             228,718            355,494            265,583
                                                                                  ----------         ----------         ----------
 Total Non-Interest Expenses............................................             414,996            561,333            458,615
                                                                                  ----------         ----------         ----------

LOSS BEFORE INCOME TAX BENEFITS, EQUITY IN EARNINGS
 OF AFFILIATES AND CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES...............................................            (226,950)          (323,899)          (354,408)

  INCOME TAX BENEFITS...................................................             (20,814)          (105,243)          (153,765)

LOSS BEFORE EQUITY IN EARNINGS OF AFFILIATES
 AND CUMULATIVE EFFECT OF CHANGES IN                                              ----------         ----------         ----------
 ACCOUNTING PRINCIPLES...................................................           (206,136)          (218,656)          (200,643)

 EQUITY IN EARNINGS OF AFFILIATES........................................          1,222,897          1,613,015          1,153,048

EARNINGS BEFORE CUMULATIVE EFFECT OF                                              ----------         ----------          ---------
 CHANGES IN ACCOUNTING PRINCIPLES........................................          1,016,761          1,394,359            952,405

  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES (NET OF APPLICABLE INCOME TAXES
  OF $25,075 IN 1993 AND $55,291 IN 1992)...............................              -                 (35,420)           (58,580)
                                                                                  ----------         ----------         ----------
NET EARNINGS............................................................          $1,016,761         $1,358,939         $  893,825
                                                                                  ==========         ==========         ==========
NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS....................................................          $1,004,050         $1,353,558         $  887,486
                                                                                  ==========         ==========         ==========

See Notes to Condensed Financial Statements

                                                                      SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           ------------------------
                             (Parent Company Only)
                             ---------------------
                           CONDENSED BALANCE SHEETS
                           ------------------------
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993
                    ---------------------------------------
               (Dollars in Thousands, Except Per Share Amounts)
               ------------------------------------------------

                                                                                        1994                1993
                                                                                --------------        ------------
                                 ASSETS
Cash and cash equivalents ..................................................    $       88,049        $     78,438
Loans to, receivables from and preference securities
   of affiliates ...........................................................        33,058,979          31,666,915
Investments in affiliates, at equity .......................................         5,721,971           5,421,164
Property, leasehold improvements and equipment (net of accumulated
   depreciation and amortization of $266,206 in 1994 and $264,090 in 1993)..           252,362             281,777
Other receivables and assets ...............................................         1,023,140             740,653
                                                                               ---------------         -----------
TOTAL ASSETS ...............................................................    $   40,144,501        $ 38,188,947
                                                                               ===============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Commercial paper and other short-term borrowings ...........................    $   14,747,039        $ 15,725,247
Loans from and payables to affiliates ......................................         2,137,010           1,312,214
Other liabilities and accrued interest .....................................         2,154,171           2,041,270
Long-term borrowings .......................................................        15,288,736          13,624,303
                                                                               ---------------        ------------
Total Liabilities ..........................................................        34,326,956          32,703,034
                                                                               ---------------        ------------

STOCKHOLDERS' EQUITY
Preferred Stockholders' Equity: ...........................................            618,800             193,800
                                                                               ---------------         -----------

Common Stockholders' Equity:
   Common stock, par value $1.33 1/3 per share; authorized: 500,000,000
      shares; issued: 1994 and 1993 - 236,330,162 shares; ................             315,105             315,105
   Paid-in capital .......................................................           1,196,093           1,156,367
   Foreign currency translation adjustment ...............................               3,703             (18,305)
   Net unrealized (losses) gains on investment securities available-for-
      sale (net of applicable income tax (benefit) expense of
      $(30,924) in 1994 and $12,493 in 1993) .............................             (56,957)             21,355
   Retained earnings .....................................................           5,605,616           4,777,142
                                                                               ---------------        ------------
      Subtotal ...........................................................           7,063,560           6,251,664
   Less: Treasury stock, at cost:
            1994- 48,423,944 shares;
            1993- 23,408,139 shares ......................................           1,627,108             695,788
         Unallocated ESOP reversion shares, at cost:
            1994- 6,427,091 shares;
            1993- 8,932,332 shares .......................................             101,227             140,684
         Employee stock transactions .....................................             136,480             123,079
                                                                               ---------------        ------------
Total Common Stockholders' Equity ........................................           5,198,745           5,292,113
                                                                               ---------------        ------------
Total Stockholders' Equity ...............................................           5,817,545           5,485,913
                                                                               ---------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................      $   40,144,501        $ 38,188,947
                                                                               ===============        ============

See Notes to Condensed Financial Statements

                                                                      SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (Parent Company Only)
                             ---------------------
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
    YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992
    -----------------------------------------------------------------------
                            (Dollars in Thousands)
                            ----------------------

                                                                 1994                      1993                       1992
                                                              -----------              -----------               -------------
Cash flows from operating activities:
  Net earnings .....................................          $ 1,016,761               $ 1,358,939               $     893,825
  Noncash items included in earnings:
    Cumulative effect of changes in
      accounting principles ........................                   --                    35,420                      58,580
    Equity in earnings of affiliates ...............           (1,222,897)               (1,613,015)                 (1,153,048)
    Depreciation and amortization ..................               38,660                    39,448                      40,883
    Deferred income taxes ..........................               (7,206)                  (84,501)                     31,738
    Other ..........................................               64,305                   188,470                      70,805
  (Increase) decrease in:
    Intercompany receivables, net of
      payables .....................................              507,950                (7,808,864)                 (4,022,763)
    Investments in affiliates ......................              (90,196)                 (175,772)                   (120,976)
    Other operating assets, net of
      liabilities ..................................             (954,688)                 (802,053)                   (862,532)
    Proceeds from dividends from
      affiliates ...................................              946,722                   913,554                   1,067,091

      Cash provided by (used for)                              ----------               ------------                 -----------
        operating activities .......................              299,411                (7,948,374)                 (3,996,397)
                                                               ----------               ------------                 -----------
Cash flows from investing activities:
  Proceeds from (payments for):
    Investment securities ..........................                   --                     7,774                          --
    Property, leasehold improvements
      and equipment ................................              (33,379)                  (21,526)                    (25,146)
                                                               -----------               -----------                 -----------
    Cash used for investing activities .............              (33,379)                  (13,752)                    (25,146)
                                                               -----------               -----------                 -----------
Cash flows from financing activities:
  Proceeds from (payments for):
    Commercial paper and other short-term
      borrowings ....................................            (978,208)                6,009,955                   1,562,823
    Issuance and resale of long-term
      borrowings ....................................           8,450,602                 7,282,252                   5,813,405
    Settlement and repurchases of long-
      term borrowings ...............................          (6,917,341)               (4,590,455)                 (3,032,843)
    Repurchases of Remarketed
      Preferred stock ...............................                  --                        --                     (11,700)
    Issuance of Preferred Stock .....................             425,000                        --                          --
    Other common stock transactions .................          (1,048,187)                 (510,975)                   (189,301)
    Dividends .......................................            (188,287)                 (152,777)                   (126,237)
                                                               -----------               -----------                  ----------
    Cash (used for) provided by financing activities.            (256,421)                8,038,000                   4,016,147
                                                               -----------               -----------                  ----------
Increase (decrease) in cash and cash equivalents ....               9,611                    75,874                      (5,396)
Cash and cash equivalents, beginning of year ........              78,438                     2,564                       7,960
                                                               ----------                 ----------                  ----------
Cash and cash equivalents, end of year ..............          $   88,049                 $  78,438                  $    2,564
                                                               ==========                 ==========                  ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Income taxes totaled $1,056,559 in 1994, $1,003,871 in 1993, and $543,796 in 1992.
  Interest totaled $1,489,648 in 1994, $897,498 in 1993, and $877,817 in 1992.

See Notes to Condensed Financial Statements

                                                                      SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                          MERRILL LYNCH & CO., INC.
                          -------------------------
                             (Parent Company Only)
                             ---------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
               (Dollars in Thousands, except per share amounts)


CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

The condensed financial statements of Merrill Lynch & Co., Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Corporation") and the notes thereto incorporated elsewhere herein by reference. Where appropriate, prior years' financial statements have been reclassified to conform to the 1994 presentation.

DIVIDENDS RECEIVED FROM AFFILIATES

Cash dividends totaling $946,722, $913,554 and $1,067,091 were received from consolidated subsidiaries in 1994, 1993 and 1992, respectively.

LONG-TERM BORROWINGS AND GUARANTEES

Reference is made to pages 67 and 68 of the Annual Report for additional information on Parent Company long-term borrowings. At December 30, 1994, Parent Company borrowings totaling $425,353 were held for purposes of resale by affiliates which also purchased $2,172,150 and resold $1,902,200 of such borrowings during the year.

In certain instances, the Parent Company guarantees obligations of subsidiaries that may include obligations associated with foreign exchange forward contracts and swap transactions.

Substantially all of the Parent Company's fixed-rate long-term borrowings are swapped into floating interest rates. These swaps, generally made with an affiliated dealer in such instruments, are used to hedge interest rate and foreign currency exposures associated with long-term borrowings. At December 30, 1994 and December 31, 1993, the notional amounts of these instruments were $15,915,491 and $11,904,797, respectively.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (Parent Company Only)
                             ---------------------
              NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
              ---------------------------------------------------
               (Dollars in Thousands, except per share amounts)


ACCOUNTING CHANGES

During the fourth quarter of 1993, the Parent Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 112 was effective as of the 1993 first quarter. The cumulative effect of this change in accounting principle, reported in the Condensed Statements of Earnings, resulted in a charge of $35,420 (net of applicable income tax benefits), including $31,970 (net of applicable income tax benefits) from equity in earnings of affiliates. SFAS No. 115 was effective as of the last day of the 1993 fiscal year. The effect of this change, reported in the Condensed Balance Sheet under Stockholders' Equity, was an increase of $21,355 (net of applicable income taxes), all from equity in affiliates.

In 1992, the Parent Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes". These accounting changes were effective as of the 1992 first quarter. The cumulative effect of these changes, reported in the Condensed Statements of Earnings, resulted in a net charge of $58,580 (net of applicable income taxes), including a net charge of $61,083 (net of applicable income taxes) from equity in earnings of affiliates.

Reference is made to pages 57 and 58 of the Annual Report for additional information on Accounting Changes.

NON-INTEREST EXPENSES - OTHER

The Parent Company recorded a non-recurring occupancy charge totaling $103,000 ($59,700 after income taxes) in the 1993 first quarter. The non-recurring charge related to the Corporation's decision not to occupy certain office space at its World Financial Center Headquarters facility and, instead, to offer for sublease the unused space to third parties. This space was sublet in 1994.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                           MERRILL LYNCH & CO., INC.
                           -------------------------
                             (Parent Company Only)
                             ---------------------
              NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
              ---------------------------------------------------
               (Dollars in Thousands, except per share amounts)


STOCKHOLDERS' EQUITY

In the 1994 fourth quarter, the Corporation issued 17,000,000 Depositary Shares, each representing a one-four hundredth interest in a share of 9% Cumulative Preferred Stock, Series A, $10,000 liquidation preference per share ("9% Preferred Stock"). The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425,000. At December 30, 1994, 42,500 shares, represented by 17,000,000 Depositary Shares, were outstanding.

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

Reference is made to page 65 and 66 of the Annual Report for additional information on Stockholders' Equity.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1995.


                                          MERRILL LYNCH & CO., INC.

                                          By: /s/ Daniel P. Tully
                                              ---------------------------------
                                              Daniel P. Tully
                                              Chairman of the Board and Chief
                                              Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1995.


         Signature                            Title
         ---------                            -----
/s/ Daniel P. Tully                   Chairman of the Board,
- ----------------------------          Chief Executive Officer
(Daniel P. Tully)                     and Director

/s/ David H. Komansky                 President,
- ----------------------------          Chief Operating Officer and
(David H. Komansky)                   Director

/s/ Joseph T. Willett                 Senior Vice President,
- ----------------------------          Chief Financial Officer and
(Joseph T. Willett)                   Controller

/s/ William O. Bourke                 Director
- ----------------------------
(William O. Bourke)

/s/ Jill K. Conway                    Director
- ----------------------------
(Jill K. Conway)

/s/ Stephen L. Hammerman              Director
- ----------------------------
(Stephen L. Hammerman)

/s/ Robert A. Hanson                  Director
- ----------------------------
(Robert A. Hanson)

/s/ Earle H. Harbison, Jr.            Director
- ----------------------------
(Earle H. Harbison, Jr.)

/s/ George B. Harvey                  Director
- -------------------------
(George B. Harvey)


/s/ Robert P. Luciano                 Director
- -------------------------
(Robert P. Luciano)

/s/ Aulana L. Peters                  Director
- -------------------------
(Aulana L. Peters)

/s/ John J. Phelan, Jr.               Director
- -------------------------
(John J. Phelan, Jr.)

/s/ Charles A. Sanders                Director
- -------------------------
(Charles A. Sanders)

/s/ William L. Weiss                  Director
- -------------------------
(William L. Weiss)

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

EXHIBIT
- -------

(3) ARTICLES OF INCORPORATION AND BY-LAWS.

      (i) (a) Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

          (b) Certificate of Amendment, dated April 29, 1993, of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

          (c) Form of certificate representing the 9% Cumulative Preferred Stock, Series A, par value $1.00 per share, of ML & Co.
               (the "9% Preferred Stock") (Exhibit 4(i) to 10-Q for the quarter ended September 30, 1994 ("3rd Quarter 1994 10-Q")).

          (d) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).

          (e) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).

          (f)  Deposit Agreement, dated as of November 3, 1994 among
               ML & Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).

          (g) Certificate of Designation, dated March 30, 1988 for Remarketed Preferred Stock Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

          (h) Certificate of Designation, dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

          (i) Form of Rights Agreement, dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

      (ii) By-Laws of ML & Co., effective as of October 25, 1993 (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

 (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

      (i) Senior Indenture, dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

EXHIBIT
- -------
      (ii) Supplemental Indenture to the Senior Indenture, dated as of March 15, 1990, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 99(c) to ML & Co.'s Registration Statement on Form 8-A dated July 20,
               1992).

      (iii) Senior Indenture, dated as of October 1, 1993, between ML & Co. and the Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

      (iv) Form of ML & Co.'s 6 1/4% Notes due January 15, 2006 (Exhibit 4 to 8-K dated January 20, 1994).

      (v) Form of ML & Co.'s Japan Index Equity Participation Securities with Minimum Return Protection due January 31, 2000 (Exhibit 4 to 8-K dated January 27, 1994).

      (vi) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Constant Maturity U.S. Treasury Yield Increase Warrants expiring August 25, 1995 (Exhibit 4 to 8-K dated February 3, 1994).

      (vii) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Notes due March 24, 1997 (Exhibit 4 to 8-K dated March 24, 1994).

      (viii) Form of ML & Co.'s 6 3/8% Notes due March 30, 1999 (Exhibit 4 to 8-K dated March 30, 1994).

      (ix) Form of ML & Co.'s AMEX Oil Index Stock Market Annual Reset Term Notes due December 29, 2000 (Exhibit 4 to 8-K dated March 31,
               1994).

      (x) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Constant Maturity U.S. Treasury Yield Increase Warrants expiring January 25, 1996 (Exhibit 4 to 8-K dated November 3, 1994).

      (xi) Form of ML & Co.'s 8 3/8% Notes due February 9, 2000 (Exhibit 4 to 8-K dated February 9, 1995).

      (xii) Form of ML & Co.'s Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s Nikkei Stock Index 300 Call Warrants expiring February 3, 1997 (Exhibit 4 to 8-K dated February 8, 1995).

      (xiii) Form of ML & Co.'s Japanese Yen Swap Rate Linked Medium-Term Notes, Series B (Exhibit 4(xviii) to 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

     *(xiv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes, Series B.

     *(xv) Form of ML & Co.'s Constant Maturity Treasury Rate Indexed Medium-Term Notes II, Series B.

- ----------
*Filed herewith.

EXHIBIT
- -------
(10)   MATERIAL CONTRACTS.

       COMPENSATION PLANS AND ARRANGEMENTS:
       -----------------------------------

       *(i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995.

       *(ii) Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994.

       *(iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through December 5, 1994.

       *(iv) ML & Co. Equity Capital Accumulation Plan, as amended through December 5, 1994.

        (v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).

       (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 23 of ML & Co.'s Proxy Statement for the 1995 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 10, 1995 ("1995 Proxy Statement")).

       (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 3rd Quarter 1992 10-Q for the quarter ended September 25, 1992 (the "3rd Quarter 1992 10-Q")).

       (viii) Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 2nd Quarter 1991 10-Q for the quarter ended June 28, 1991 (the "2nd Quarter 1991 10-Q")).

       (ix) Amendment, dated April 30, 1992, to Executive Annuity Agreement, dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 2nd Quarter 1992 10-Q for the quarter ended June 26, 1992).

       (x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(i) to 3rd Quarter 1992 10-Q).

       (xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 1993 10-K).

       (xii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

       (xiii) Written description of ML & Co.'s compensation policy for directors (Page 13 of ML & Co.'s 1995 Proxy Statement).

- ----------
*Filed herewith.

EXHIBIT
- -------
       (xiv) Merrill Lynch KECALP Growth Investments Limited Partnership 1983 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).

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

       (xvi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

       (xvii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

       (xviii) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

       (xix) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

       (xx) Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).

       (xxi) Form of ML & Co. 1994 Deferred Restricted Unit Agreement for Executive Officers (Exhibit 10(i) to 10-Q for the quarter ended April 1, 1994 (the "1st Quarter 1994 10-Q")).

      *(xxii) Form of ML & Co. 1995 Deferred Compensation Agreement for a Select Group of Eligible Employees.

      *(xxiii) Form of ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through February 24, 1995.

                 -- 10(xxiv) to (xxv) intentionally omitted --

AGREEMENTS RELATING TO THE WORLD FINANCIAL CENTER:
- -------------------------------------------------
       (xxvi) The following documents relate to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

             (a) Reimbursement Agreement between Olympia & York Tower D Company and Merrill Lynch/WFC/L, Inc. ("WFC/L"), dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22, 1990).

             (b) Reimbursement Agreement between Olympia & York Tower B Company ("B Company") and WFC/L, dated as of August 24, 1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

            +(c) Agreement of Lease (with respect to Parcel D), dated as of February 26, 1988, between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

- ----------
*Filed herewith.
+Confidential treatment has been obtained for portions of this exhibit.

EXHIBIT
- -------
            +(d) Guaranty and Assumption Agreement, dated as of February 26, 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to 1992 10-K).

            +(e) Agreement of Lease (with respect to Parcel B), dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

            +(f) Guaranty and Assumption Agreement, dated as of September 29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

            +(g) Restated and Amended Partnership Agreement of D Company, executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992 10-K).

            +(h) Agreement of Sublease, dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

            +(i) Agreement of Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvi)(i) to 1993 10-K).

            +(j) Agreement of Sublease (with respect to a portion of Parcel B), dated December 17, 1993 between WFC/L and Deloitte & Touche (Exhibit 10(xxvi)(j) to 1993 10-K).

      (xxvii) The following are amendments to certain of the documents that are related to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                    (a) First Amendment to Building D Agreement to Lease, Leasehold Improvements Agreement and Reimbursement Agreement (with respect to Parcel D), dated as of July 12, 1985 between D Company and WFC/L (Exhibit 10(iii) to 8-K dated January 22, 1990).

                    (b) First Amendment to Building B Agreement to Lease, Reimbursement Agreement, Second Amendment to Leasehold Improvements Agreement (with respect to Parcel B), dated as of July 12, 1985 between B Company and WFC/L (Exhibit 10(iv) to 8-K dated January 22, 1990).

                   (c) Second Amendment to Reimbursement Agreement (with respect to Parcel D), dated as of February 26, 1988 between D Company and WFC/L (Exhibit 10(iv) to 1st Quarter 1993 10-Q).

                  +(d) Amended and Restated Second Amendment to Reimbursement Agreement (with respect to Parcel B), dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(v) to 1st Quarter 1993 10-Q).

                   (e)   Amendment of Agreement of Lease (with respect to Parcel
                         D), dated as of September 29, 1988 between D Company and WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

- ----------
+Confidential treatment has been obtained for portions of this exhibit.

EXHIBIT
- -------
           (f) First Amendment to Agreement of Sublease, dated as of September 29, 1988, between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(v) to 1st Quarter 1989 10-Q for the quarter ended March 24, 1989).

           (g) Letter Amendment to the Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of February 26, 1988, between O&Y Tower D Holding Company I ("O&Y I") (which has succeeded to the interest of O&Y U.S. Development Corp.), O&Y Tower D Holding Company II ("O&Y II") and HQ North Company, Inc. (formerly known as O&Y Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter 1993 10-Q).

           (h) Third Amendment to Restated and Amended Partnership Agreement of WFC Tower D Company, dated as of July 12, 1990, among O&Y I, O&Y II and HQ North (Exhibit 10(xxix)(i) to 1990 10-K for the fiscal year ended December 28, 1990 ("1990 10-K")).

          +(i) Second Amendment, dated as of December 26, 1990, to Agreement of Sublease, dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

          +(j) Second Amendment, dated as of January 5, 1994 to Agreement of Sublease (with respect to a portion of Parcel B), dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvii)(j) to 1993 10-K).

     * (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

     * (12) STATEMENT RE COMPUTATION OF RATIOS.

     * (13) 1994 ANNUAL REPORT TO STOCKHOLDERS.

     * (21) SUBSIDIARIES OF THE REGISTRANT.

     * (23) CONSENT OF INDEPENDENT AUDITORS.

     * (27) FINANCIAL DATA SCHEDULE.  (THE FINANCIAL DATA SCHEDULE TO BE
                                      CONTAINED IN THIS EXHIBIT 27 IS REQUIRED
                                      TO BE SUBMITTED ONLY IN THE REGISTRANT'S
                                      ELECTRONIC FILING OF THIS ANNUAL REPORT ON
                                      FORM 10-K BY MEANS OF THE EDGAR SYSTEM.)

- ----------
+Confidential treatment has been obtained for portions of this exhibit. *Filed herewith.