Form 10-Q
period 1995-03-31
MERRILL LYNCH & CO INC
filed 1995-05-12
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                               --------------

COMMISSION FILE NUMBER          1-7182
                               ---------------

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

                      175,980,954  shares of Common Stock*
                 (as of the close of business on May 5, 1995)

* Does not include 5,306,924 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

 ITEM 1.  Financial Statements
          --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED
                                                --------------------------   PERCENT
                                                   MARCH 31,     APRIL 1,    INCREASE
   (In Thousands, Except Per Share Amounts)          1995          1994     (DECREASE)
                                                ------------  ------------  ----------
   REVENUES
   Commissions................................    $  685,295    $  868,244      (21)%
   Interest and dividends.....................     3,029,519     2,199,536       38
   Principal transactions.....................       674,756       666,677        1
   Investment banking.........................       248,497       444,395      (44)
   Asset management and portfolio
    service fees..............................       448,437       444,228        1
   Other......................................       117,373       115,731        1
                                                  ----------    ----------     ----
   Total Revenues.............................     5,203,877     4,738,811       10
     Interest Expense.........................     2,783,392     1,906,983       46
                                                  ----------    ----------     ----

   Net Revenues...............................     2,420,485     2,831,828      (15)
                                                  ----------    ----------     ----

   NON-INTEREST EXPENSES
   Compensation and benefits..................     1,269,888     1,430,517      (11)
   Occupancy..................................       109,889       113,008       (3)
   Communications and equipment rental........       111,737       103,524        8
   Depreciation and amortization..............        85,999        74,171       16
   Advertising and market development.........        86,311        98,605      (12)
   Professional fees..........................        98,830        94,077        5
   Brokerage, clearing, and exchange fees.....        83,845        86,490       (3)
   Other......................................       195,194       179,228        9
                                                  ----------    ----------     ----
   Total Non-Interest Expenses................     2,041,693     2,179,620       (6)
                                                  ----------    ----------     ----

   EARNINGS BEFORE INCOME TAXES...............       378,792       652,208      (42)
   Income tax expense.........................       151,517       280,449      (46)
                                                  ----------    ----------     ----

   NET EARNINGS...............................    $  227,275    $  371,759      (39)%
                                                  ==========    ==========     ====

   NET EARNINGS APPLICABLE TO COMMON
    STOCKHOLDERS..............................    $  215,334    $  370,423
                                                  ==========    ==========

   EARNINGS PER COMMON SHARE:
     Primary..................................    $     1.08    $     1.68
                                                  ==========    ==========

     Fully diluted............................    $     1.08    $     1.68
                                                  ==========    ==========

   DIVIDEND PAID PER COMMON SHARE.............    $      .23    $      .20
                                                  ==========    ==========

   AVERAGE SHARES USED IN COMPUTING EARNINGS
    PER COMMON SHARE:
     Primary..................................       199,178       220,633
                                                  ==========    ==========

     Fully diluted............................       199,178       220,633
                                                  ==========    ==========

   See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(Dollars in Thousands, Except Per Share Amounts)             MARCH 31,     DEC. 30,
ASSETS                                                         1995          1994
- ---------------------------------------------------------  ------------  ------------
CASH AND CASH EQUIVALENTS................................  $  2,961,691  $  2,311,743
                                                           ------------  ------------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS................     5,556,700     4,953,062
                                                           ------------  ------------

MARKETABLE INVESTMENT SECURITIES.........................     2,409,826     2,325,453
                                                           ------------  ------------

TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock.......................    15,028,545    14,818,157
Contractual agreements...................................    13,571,199     9,519,105
U.S. Government and agencies.............................     7,090,127     8,196,584
Non-U.S. governments and agencies........................     8,269,381     6,468,341
Equities and convertible debentures......................     6,271,017     6,263,492
Mortgages and mortgage-backed............................     5,173,279     5,223,809
Municipals...............................................       808,796     1,291,688
Money markets............................................     1,364,647       957,589
                                                           ------------  ------------
Total....................................................    57,576,991    52,738,765
                                                           ------------  ------------

RESALE AGREEMENTS........................................    45,089,532    44,459,036
                                                           ------------  ------------

SECURITIES BORROWED......................................    25,199,020    20,993,302
                                                           ------------  ------------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $49,562 in 1995 and $42,290 in 1994)....................    13,117,075    14,030,466
Brokers and dealers......................................     9,189,202     6,486,879
Interest and other.......................................     4,450,954     4,360,693
                                                           ------------  ------------
Total....................................................    26,757,231    24,878,038
                                                           ------------  ------------

INVESTMENTS OF INSURANCE SUBSIDIARIES....................     5,735,410     5,719,345

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $167,934 IN 1995 AND $180,799 IN 1994)...     1,529,007     1,586,718

OTHER INVESTMENTS........................................     1,007,575       887,626

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $1,954,115 IN 1995 AND $1,867,476 IN 1994)...........     1,592,630     1,587,639

OTHER ASSETS.............................................     1,317,380     1,308,600
                                                           ------------  ------------

TOTAL ASSETS.............................................  $176,732,993  $163,749,327
                                                           ============  ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)                MARCH 31,     DEC. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1995          1994
- ---------------------------------------------------------     ------------  ------------
LIABILITIES

REPURCHASE AGREEMENTS....................................     $ 57,110,193  $ 51,864,594
                                                              ------------  ------------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS.........       30,486,399    26,439,645
                                                              ------------  ------------

TRADING LIABILITIES, AT FAIR VALUE
U.S. Government and agencies.............................       13,170,544    15,989,928
Contractual agreements...................................       12,817,798     8,381,946
Non-U.S. governments and agencies........................        5,722,599     4,009,757
Equities and convertible debentures......................        3,477,125     3,990,146
Corporate debt and preferred stock.......................        2,522,924     2,564,192
Municipals...............................................           97,531       165,906
                                                              ------------  ------------
Total....................................................       37,808,521    35,101,875
                                                              ------------  ------------

CUSTOMERS................................................       10,986,016    11,608,891

INSURANCE................................................        5,643,839     5,689,513

BROKERS AND DEALERS......................................        7,179,582     4,637,957

OTHER LIABILITIES AND ACCRUED INTEREST...................        7,329,772     7,725,924

LONG-TERM BORROWINGS.....................................       14,484,523    14,863,383
                                                              ------------  ------------

TOTAL LIABILITIES........................................      171,028,845   157,931,782
                                                              ------------  ------------

STOCKHOLDERS' EQUITY
PREFERRED STOCKHOLDERS' EQUITY...........................          618,800       618,800
                                                              ------------  ------------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
  authorized: 500,000,000 shares;
  issued: 1995 and 1994 - 236,330,162 shares.............          315,105       315,105
Paid-in capital..........................................        1,226,730     1,196,093
Foreign currency translation adjustment..................           17,025         3,703
Net unrealized losses on investment securities
  available-for-sale (net of applicable income tax
  benefit of $18,580 in 1995 and $30,924 in 1994)........          (34,593)      (56,957)
Retained earnings........................................        5,778,548     5,605,616
                                                              ------------  ------------
    Subtotal.............................................        7,302,815     7,063,560

Less:
  Treasury stock, at cost:
       1995 - 54,501,770 shares;
       1994 - 48,423,944 shares..........................        1,892,155     1,627,108
  Unallocated ESOP reversion shares, at cost:
       1995 - 5,306,924 shares;
       1994 - 6,427,091 shares...........................           83,625       101,227
  Employee stock transactions............................          241,687       136,480
                                                              ------------  ------------

TOTAL COMMON STOCKHOLDERS' EQUITY........................        5,085,348     5,198,745
                                                              ------------  ------------

TOTAL STOCKHOLDERS' EQUITY...............................        5,704,148     5,817,545
                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............     $176,732,993  $163,749,327
                                                              ============  ============

BOOK VALUE PER COMMON SHARE..............................     $      29.02  $      28.87
                                                              ============  ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                           --------------------------
(In Thousands)                                               MARCH 31,     APRIL 1,
                                                               1995          1994
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.............................................   $   227,275  $    371,759
Noncash items included in earnings:
  Depreciation and amortization..........................        85,999        74,171
  Policyholder reserves..................................        77,311       102,801
  Other..................................................       230,675       341,065

(Increase) decrease in operating assets:
  Trading assets.........................................    (4,838,226)  (11,358,240)
  Cash and securities segregated for regulatory purposes
   or deposited with clearing organizations..............      (603,638)       40,601
  Securities borrowed....................................    (4,205,718)   (2,185,095)
  Customers..............................................       898,854    (1,260,679)
  Maturities and sales of trading investment securities..             -        23,008
  Purchases of trading investment securities.............             -       (13,212)
  Other..................................................    (2,489,626)   (2,249,372)
Increase (decrease) in operating liabilities:
  Trading liabilities....................................     2,706,646    12,796,018
  Customers..............................................      (622,875)     (108,992)
  Insurance..............................................      (170,892)     (586,710)
  Other..................................................     2,083,816     3,332,149
                                                            -----------  ------------

CASH USED FOR OPERATING ACTIVITIES.......................    (6,620,399)     (680,728)
                                                            -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities............       286,882       842,998
  Sales of available-for-sale securities.................       432,679       327,336
  Purchases of available-for-sale securities.............      (680,385)     (683,106)
  Maturities of held-to-maturity securities..............       224,581       469,892
  Purchases of held-to-maturity securities...............      (345,275)     (426,963)
  Other investments and other assets.....................      (127,943)     (251,588)
  Property, leasehold improvements, and equipment........       (90,990)      (88,692)
                                                            -----------  ------------

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.........      (300,451)      189,877
                                                            -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements........     4,615,103    (1,268,356)
  Commercial paper and other short-term borrowings.......     4,046,754        84,759
  Issuance and resale of long-term borrowings............     2,094,681     3,978,405
  Settlement and repurchase of long-term borrowings......    (2,719,385)   (2,640,968)
  Common stock transactions..............................      (412,012)     (253,551)
  Dividends..............................................       (54,343)      (42,711)
                                                            -----------  ------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.........     7,570,798      (142,422)
                                                            -----------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       649,948      (633,273)

Cash and cash equivalents, beginning of year.............     2,311,743     1,783,408
                                                            -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................   $ 2,961,691  $  1,150,135
                                                            ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $0 in 1995 and $136,036 in 1994.
  Interest totaled $2,593,601 in 1995 and $1,861,182 in 1994.

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1995



BASIS OF PRESENTATION

The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and all significant subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 30, 1994 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Corporation, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 30, 1994 ("1994 10-K"). The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1995 presentation.

ACCOUNTING CHANGES

In the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Corporation's financial statements as of March 31, 1995 was not material.


INVESTMENTS

The Corporation's investments in debt and certain equity securities are classified as trading, available-for-sale, or held-to-maturity. Investments that are classified as trading and available-for-sale are recorded at fair value. Investments in debt securities classified as held-to-maturity are carried at amortized cost. Restricted equity investment securities are reported at the lower of cost or net realizable value.

The table that follows provides the components of the net unrealized loss recorded in stockholders' equity for available-for-sale investments:

                                                         March 31,    Dec. 30,
(In thousands)                                             1995         1994
- --------------                                           ----------  ----------
Net unrealized gains (losses) on investment
 securities available-for-sale                            $117,486   $(410,068)
Adjustments for policyholder liabilities                   (47,907)    214,537
Adjustments for deferred policy acquisition costs          (34,871)     73,802
Deferred income tax (expense) benefit                      (12,344)     43,417
                                                          --------   ---------
Net activity                                                22,364     (78,312)
Net unrealized (losses) gains on investment
 securities classified as available-for-sale,
 beginning of year                                         (56,957)     21,355
                                                          --------   ---------
Net unrealized losses on investment
 securities classified as available-for-sale,
 end of period                                            $(34,593)  $ (56,957)
                                                          ========   =========

The Corporation's insurance subsidiaries are required to adjust deferred acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These investments primarily support in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." These adjustments are recorded in stockholders' equity and assume that the unrealized gain or loss on available-for-sale securities was realized.

Gross realized gains and losses related to available-for-sale investment securities were $5.4 million and $9.7 million, respectively, in the 1995 first quarter and $5.4 million and $5.5 million, respectively, in the 1994 first quarter. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses. The net unrealized loss from trading investment securities included in the 1995 and 1994 three-month Statements of Consolidated Earnings was $.2 million and $7.2 million, respectively.


INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $2.4 million and $7.6 million for the first quarters of 1995 and 1994, respectively.


COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at March 31, 1995 and December 30, 1994 follow:

                               March 31,      Dec. 30,
(In millions)                    1995           1994
- -------------                  ---------      --------
Commercial paper                $14,821        $14,759
Demand and time deposits          7,965          7,578
Securities loaned                 5,406          2,180
Bank loans and other              2,294          1,923
                                -------        -------
  Total                         $30,486        $26,440
                                =======        =======

COMMITMENTS

The Corporation enters into certain contractual agreements, referred to as "derivatives" or off-balance-sheet financial instruments, involving futures, forwards (including mortgage-backed securities requiring forward settlement), options, and swap transactions, including swap options, caps, collars, and floors. The Corporation uses derivatives in conjunction with on-balance-sheet financial instruments to facilitate customer transactions, manage its own interest rate, currency, and equity and commodity price risk, and to meet trading and financing needs. Derivative contracts often involve commitments to swap future interest payment streams, to purchase or sell financial instruments or commodities at specified terms on a specified date, or to exchange currencies. In addition, the Corporation purchases and writes options on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The contractual or notional amounts of derivative financial instruments provide only a measure of involvement in these types of transactions and do not represent the amounts subject to the various risks set forth below. The contractual or notional amounts of these instruments used for trading purposes by type of risk follow:

(In billions)
- -------------
                       Interest Rate    Currency  Equity Price  Commodity Price
March 31, 1995            Risk(a)        Risk(a)      Risk            Risk
- --------------         -------------    --------  ------------  ---------------

Swap agreements             $699          $ 82        $ 2             $ 5
Futures contracts           $205          $  1        $ 2             $ 1
Options held                $ 90          $ 30        $26             $ 9
Options written             $ 78          $ 31        $23             $ 6
Forward contracts           $ 38          $135        $ -             $40


December 30, 1994
- -----------------

Swap agreements             $653          $ 73        $ 2             $ 2
Futures contracts           $172          $  -        $ 2             $ 2
Options held                $ 75          $ 22        $22             $12
Options written             $ 74          $ 22        $21             $ 7
Forward contracts           $ 29          $103        $ -             $ 7

(a) A number of the Corporation's foreign currency contracts are subject to both interest rate and currency risk.

The contractual or notional amounts of derivative financial instruments used for purposes other than trading are set forth below:

(In billions)                          March 31,      December 30,
- -------------                            1995            1994
                                       ---------      ------------
Interest rate swap contracts             $25             $22
Foreign exchange swap contracts          $ 2             $ 3
Equity options held                      $ 1             $ 1

Most of the above transactions are entered into with the Corporation's swaps and foreign exchange dealer subsidiaries which intermediate interest rate and currency risk with third parties in the normal course of their trading activities.

In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At March 31, 1995, letters of credit aggregating $1,002 million were used for this purpose.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of March 31, 1995 would not have a material effect on the consolidated financial condition of the Corporation.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 31, 1995, MLPF&S's regulatory net capital of $1,350 million was 11% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,104 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule under the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 31, 1995, MLGSI's liquid capital of $817 million was 294% of its total market and credit risk, and liquid capital in excess of the minimum required was $484 million.

Merrill Lynch International Limited ("MLIL"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the total financial resources requirement of the SFA. At March 31, 1995, MLIL's regulatory capital was $1,374 million and exceeded the minimum requirement by $366 million.

LITIGATION MATTER

On January 12, 1995, an action was commenced in the United States Bankruptcy Court for the Central District of California by Orange County, California (the "County") and The Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in that Court on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with the County. In addition, other actions have been brought against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in Federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with the County and the Pools, or from the purchase of debt instruments issued by the County that were underwritten by MLPF&S. See "Commitments and Contingencies" in the notes to the audited consolidated financial statements contained in the 1994 10-K.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of March 31, 1995, and the related condensed statements of consolidated earnings and consolidated cash flows for the three-month periods ended March 31, 1995 and April 1, 1994. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of December 30, 1994, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

May 12, 1995
New York, New York

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Financial markets, which steadily weakened throughout 1994, improved in the first quarter of 1995 on the prospect of a slowing U.S. economy and relatively stable interest rates. Inflationary fears eased in the first quarter after key U.S. economic statistics indicated that the economy was slowing down following the Federal Reserve's seventh interest rate increase in nearly a year. Investors reacted favorably to these events, and were more active in stock and bond markets during the 1995 first quarter.

Heightened institutional and retail investor volumes led to increased secondary trading activity and higher commission levels industrywide from the 1994 fourth quarter. Increased revenues, however, were limited due to the weakened U.S. dollar and continued volatility in Latin American currencies. In addition, investment banking revenues, particularly underwritings, remained depressed, despite declining interest rates and stronger stock and bond markets in the 1995 first quarter as compared to the 1994 fourth quarter.

Underwriting volume was down industrywide in the 1995 first quarter, compared to the 1994 first quarter, as domestic issuances of stocks and bonds decreased
50% to $141.6 billion, according to Securities Data Co. Quarterly volumes fell in nearly every underwriting category, including initial public offerings, corporate bonds, and mortgage-backed securities. Industrywide domestic underwriting activity did improve from the 1994 fourth quarter with volume up 20% in the 1995 first quarter. Nevertheless, underwriting activity was limited because funding needs of industrial companies were met by cash flows from strong corporate earnings and refinancings had been completed in prior periods at more attractive interest rates.

Strategic services revenues improved from the 1994 first quarter due to increased mergers and acquisitions activity in various industries, including health care, financial services, and consumer products. Compared with the 1994 fourth quarter, mergers and acquisitions volume was down industrywide, although revenues increased for the Corporation.

Trading results for many equity and taxable fixed-income products decreased industrywide from the 1994 first quarter as a result of higher interest rates, the declining U.S. dollar, and continued volatility in Latin American currencies. Trading revenues from interest rate and currency swaps remained strong, while revenues from municipal securities increased due to more attractive tax-exempt yields.

The Dow Jones Industrial Average ("DJIA") daily closing index for the 1995 first quarter averaged 3,966, 3% above the 1994 first quarter average closing index and 4% above the 1994 fourth quarter average close. The DJIA reached a record high of 4,173 at the end of the 1995 first quarter. In the bond market, the price of the 30-year U.S. Treasury bond was down, with the yield climbing to 7.43% at the end of the 1995 first quarter, compared with 7.28% at the end of the 1994 first quarter. The price of the 30-year U.S. Treasury bond, however, increased from the end of the 1994 fourth quarter, with the yield decreasing from 7.88%.

Retail and institutional market activity was up in the 1995 first quarter. The New York Stock Exchange ("NYSE") average daily trading volume was 333 million shares in the 1995 first quarter, 7% above the volume in the 1994 first quarter and 11% above the volume in the 1994 fourth quarter. Sales of mutual funds benefited from a shift from foreign to domestic stock funds as a result of higher U.S. stock prices, particularly during the 1995 first quarter. Heightened investor activity and appreciated asset values also contributed to increased fee-based revenues during the period.

The Corporation's 1995 first quarter net earnings were down 39% from record first quarter levels of a year ago, but were up 41% from the 1994 fourth quarter. The Corporation's results benefited from its diversified global revenue base, continued efforts to reduce discretionary costs and contain fixed expenses, and management of risk.


FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

The discussion that follows emphasizes the comparison between the first quarters of 1995 and 1994 and presents additional information on the comparison between the first quarter of 1995 and the fourth quarter of 1994, where appropriate.

Net earnings for the 1995 first quarter were $227.3 million, down $144.5 million (39%) from the $371.8 million reported in last year's record first quarter. First quarter earnings per common share were $1.08 primary and fully diluted, compared with $1.68 primary and fully diluted in the 1994 first quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1995 first quarter totaled $215.3 million, down $155.1 million (42%) from $370.4 million in the prior year's quarter. The Corporation repurchased 9.3 million shares of its common stock in the 1995 first quarter compared with 7.0 million shares in the 1994 first quarter.

The Corporation's pretax profit margin in the 1995 first quarter was 15.6% versus 23.0% in the year-ago period. The net profit margin decreased to 9.4% in the 1995 first quarter compared with 13.1% in the 1994 first quarter. Total revenues increased 10% from the 1994 first quarter to $5,204 million, while revenues after interest expense (net revenues) declined 15% from the year-ago period to $2,420 million. Non-interest expenses totaled $2,042 million in the 1995 first quarter, down 6% from the year-earlier period.

Net earnings were up 41% from the 1994 fourth quarter. Both total revenues and net revenues increased 16% from the 1994 fourth quarter, with advances in all major revenue categories. Non-interest expenses increased 11% from the 1994 fourth quarter as higher profitability led to increases in compensation and benefits expense.

Commission revenues were $685 million, down 21% from the 1994 first quarter. Mutual fund commissions were down 33% from the year-ago period to $187 million as volume decreased due to the decline in value experienced by most stock and bond mutual funds during 1994. Commissions from listed securities decreased 15% to $343 million with lower revenues from retail clients partially offset by higher revenues from institutional clients. Other commission revenues declined 17% from the 1994 first quarter to $155 million due primarily to lower commissions from money market instruments and commodities transactions.

Commission revenues increased 7% from the 1994 fourth quarter. Higher commissions from listed securities and mutual funds, attributable to improvements in the stock and bond markets in the 1995 period as compared to the 1994 fourth quarter, contributed to the advance.

Interest and dividend revenues advanced 38% over the year-ago period to $3,029 million due to increases in interest rates, growth in collateralized lending activities, and higher levels of fixed-income inventories. Interest expense, which includes dividend expense, rose 46% from the 1994 first quarter to $2,783 million as a result of higher interest rates and increased levels of interest-bearing liabilities primarily related to the Corporation's funding and hedging activities. Net interest profit declined 16% to $246 million as a result of the continued flattening of the yield curve. The change in the yield curve, the relationship between interest rates and maturities, resulted from short-term interest rates rising faster than long-term interest rates from the year-ago period. The one-year U.S. Treasury bill rate, for example, increased from 4.68% at April 1, 1994 to 6.48% at March 31, 1995, while the 30-year U.S. Treasury bond yield increased from 7.28% to 7.43% during the same period. As a result, interest spreads declined, while financing and hedging costs increased from the 1994 first quarter.

Significant components of interest and dividend revenues and interest expense for the three-month periods ended March 31, 1995 and April 1, 1994 follow:



                                    Three Months Ended
                                   ---------------------
(In millions)                      March 31,    April 1,
- -------------                        1995         1994
                                   ---------    --------
Interest and
  dividend revenues:
Trading assets                       $  940      $  861
Securities borrowed                     686         550
Resale agreements                       771         313
Margin lending                          325         216
Other                                   307         260
                                     ------      ------
   Subtotal                           3,029       2,200
                                     ------      ------

Interest expense:
Borrowings                            1,011         811
Repurchase agreements                   956         443
Trading liabilities                     575         446
Other                                   241         207
                                     ------      ------
   Subtotal                           2,783       1,907
                                     ------      ------

Net interest and
  dividend profit                    $  246      $  293
                                     ======      ======

Included in the "Borrowings" caption above is interest related to hedges on the Corporation's long-term borrowings. As part of the Corporation's asset, liability, and liquidity management strategies, substantially all fixed-rate, long-term borrowings are swapped into floating interest rates, while virtually all foreign currency denominated fixed-rate obligations are swapped into U.S. dollar variable rate liabilities. These liability hedges are in the form of interest rate and currency swap agreements. Interest obligations on variable rate debt may also be modified through swap agreements that change the underlying interest rate basis or reset frequency. Contractual agreements used to modify payment obligations, principally related to long-term borrowings, increased interest expense by approximately $3 million for the 1995 first quarter and decreased interest expense by approximately $75 million for the 1994 first quarter.

Principal transactions revenues increased 1% from the 1994 first quarter to $675 million. Taxable fixed-income trading revenues increased 29% to $164 million benefiting from higher revenues in corporate bonds and preferred stock and money market instruments. Corporate bonds and preferred stock trading revenues were higher due, in part, to improved trading results in emerging market issues from a year ago. The advance in money market trading revenues resulted from increased retail investor demand for certificates of deposit yielding higher interest rates. Taxable fixed-income trading revenues were negatively affected by declines in trading results from mortgage-backed products and U.S. Government and agencies securities. Trading revenues from mortgage-backed products were down from a year ago, with a loss of $19 million in the 1995 first quarter, due to increased interest rates and lower volumes. Nevertheless, net trading results from mortgage-backed products, which include net interest revenues, were positive. Trading revenues from U.S. Government and agencies securities were also down from a strong 1994 first quarter due to lower volatility in the declining interest rate environment during the current quarter.

Interest rate and currency swap revenues increased 21% to $234 million on higher trading revenues from non-U.S. dollar and U.S. dollar denominated transactions. Municipal securities revenues advanced 78% to $90 million due to continued strong institutional and retail investor demand for tax-exempt investments.

Equities and equity derivatives trading revenues decreased 35% from the strong 1994 first quarter to $166 million due principally to lower trading revenues in international equities, equity derivatives, and over-the-counter securities, partially offset by higher revenues from convertible securities.

Foreign exchange and commodities trading revenues decreased 50% from the 1994 first quarter to $21 million due to lower commodity contract trading volume and weakness in the U.S. dollar versus other major currencies.

Principal transactions revenues were up 49% from the 1994 fourth quarter as a result of significant increases in trading revenues from taxable fixed-income securities and equities and equity derivatives, partially offset by decreases in municipal securities and foreign exchange and commodities trading.

Taxable fixed-income trading revenues increased 294% from the 1994 fourth quarter on the strength of improved results from corporate bonds and preferred stock, high-yield securities, mortgage-backed products, and U.S. Government and agencies securities. Equities and equity derivatives trading revenues increased 110% from the 1994 fourth quarter due to higher volumes in convertible securities, international equities, and equity derivatives.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of financial instruments, the Corporation views net interest and principal transactions components in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned versus financing costs on financial instruments) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific position. Interest income or expense on a U.S. Treasury security, for example, is reflected in net interest, while any realized or unrealized gain or loss is included in principal transactions. Financial instruments requiring forward settlement, such as "to be announced" mortgage pools, have interest components built into their market value; any change in the market value, however, is recorded in principal transactions revenues. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate. Consequently, net interest and principal transactions revenue components should be evaluated collectively.

The table that follows provides information on aggregate trading profits, including net interest for the three months ended March 31, 1995 and April 1, 1994. Principal transactions revenues are based on financial reporting categories. Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.


                             Principal    Net Interest     Net
(In millions)               Transactions     Revenue     Trading
- -------------                 Revenues      (Expense)    Revenue
                            ------------  ------------   -------
1995 First Quarter
- ------------------
Taxable fixed-income            $164          $ 86         $250
Interest rate and
 currency swaps                  234           (17)         217
Equities and equity
 derivatives                     166           (27)         139
Municipals                        90            (1)          89
Foreign exchange and
 commodities                      21            (5)          16
                                ----          ----         ----
Total                           $675          $ 36         $711
                                ====          ====         ====

1994 First Quarter
- ------------------
Taxable fixed-income            $128          $117         $245
Interest rate and
 currency swaps                  193            15          208
Equities and equity
 derivatives                     254           (23)         231
Municipals                        50             2           52
Foreign exchange and
 commodities                      42             1           43
                                ----          ----         ----
Total                           $667          $112         $779
                                ====          ====         ====

Investment banking revenues were $248 million, down 44% from the first quarter of 1994. Underwriting activity continued at low levels industrywide as relatively higher interest rates and strong corporate earnings continued to decrease demand for debt and equity issuance. As a result, underwriting revenues declined 57% to $161 million. Lower underwriting revenues were reported in most categories, including equities, convertible securities, high-yield securities, and corporate bonds and preferred stock.

Despite a 50% decline in domestic underwriting volume and a 44% decrease in global underwriting volume from the 1994 first quarter, the Corporation remained the top underwriter of total debt and equity securities in the 1995 first quarter with a market share of 16.9% domestically and 12.2% worldwide, according to Securities Data Co.

Strategic services revenues rose 33% from the 1994 first quarter to $87 million, benefiting from increased merger and acquisition advisory assignments primarily in energy, financial services, and retail industries.

Asset management and portfolio service fees increased 1% from the 1994 first quarter to $448 million. Increased fees earned from mutual fund services, variable annuity products, and asset management activities were substantially offset by a decline in fees from Merrill Lynch Consults(Registered Trademark) ("ML Consults"). Mutual fund services fees rose 45% to $33 million due to increases in both the number of accounts and the average annual fees generated per account. Fees from variable annuities increased 39% to $16 million.

Asset management fees increased 1% from the 1994 first quarter to $200 million due primarily to growth in stock and money market funds substantially offset by declines in fixed-income funds. Assets under management by Merrill Lynch Asset Management ("MLAM") rose 3% to $170 billion at quarter-end, compared with $165 billion at the close of the 1994 first quarter. Inflows of client assets and higher portfolio values, particularly in the 1995 first quarter, contributed to the advance. Assets under management by MLAM rose 4% from the end of the 1994 fourth quarter with increased asset levels in money market, stock, and fixed-income funds.

Revenues from ML Consults declined 17% from the record 1994 first quarter to $68 million as the number of accounts decreased 13% to approximately 76,000 at quarter-end. Asset levels for ML Consults were $14.9 billion, down 8% from the 1994 first quarter and up 3% from the 1994 fourth quarter. Fees earned on the ML Consults product are based on a percentage of assets in investor portfolios. Weak market conditions during the past year have contributed to a decline in the number of accounts.

Other revenues were $117 million, up 1% from $116 million reported in the 1994 first quarter. Contributing to this increase were higher income distributions from partnership investments partially offset by net losses on certain other investments.

Non-interest expenses were $2,042 million, down 6% from the 1994 first quarter. Compensation and benefits expense decreased 11% from the 1994 first quarter to $1,270 million as lower incentive and production-related compensation was partially offset by increases in base salaries. Incentive compensation decreased with lower profitability, while production-related compensation was down due to volume declines in certain businesses. The advance in base salaries is primarily attributable to merit increases and the selective addition of personnel from the year-ago period. Total headcount, however, was down by approximately 180 employees from the 1994 fourth quarter to approximately 43,600 at the end of the 1995 first quarter. Compensation and benefits expense as a percentage of net revenues was 52.5% for the 1995 first quarter as compared with 50.5% in the year-ago period.

Occupancy costs decreased 3% from the 1994 first quarter to $110 million, benefiting from continued relocation of support staff to lower cost facilities and reduced space requirements at the headquarters facility. Communications and equipment rental expense was up 8% to $112 million due primarily to increased use of market information services. Depreciation and amortization expense rose 16% from the 1994 first quarter to $86 million due to purchases of technology-related equipment over the past year.

Advertising and market development expense decreased 12% to $86 million as a result of lower discretionary travel costs and reduced production-related recognition program costs. Professional fees increased 5% to $99 million.
Higher legal fees were partially offset by lower systems and management consulting fees as development projects have been selectively delayed. Brokerage, clearing, and exchange fees decreased 3% to $84 million due primarily to lower commodity exchange fees related to reduced trading volume. Other expenses totaled $195 million, up 9% from the 1994 first quarter. A $26 million charge for the write-off of an asset related to a technology contract contributed to the increase.

Income tax expense was $152 million in the 1995 first quarter. The effective tax rate in the 1995 first quarter was 40.0%, compared with 43.0% in the year-ago period. The decrease in the effective tax rate was primarily attributable to lower state income taxes, higher tax-exempt interest, and increased deductions for dividends received.

LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. To strengthen liquidity, the Corporation maintains a strong capital base, obtains committed, unsecured, revolving credit facilities (the "Credit Facilities"), issues term debt, concentrates debt issuance through Merrill Lynch & Co., Inc. (the "Parent"), and pursues expansion and diversification of funding sources.

There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both principally employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders, and restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources include liquidating cash equivalents, securitizing additional home equity and other mortgage loan assets, and drawing on Credit Facilities. At March 31, 1995, the Credit Facilities totaled $5.3 billion and have not been drawn upon.

As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity, since most of the Corporation's assets turn over frequently or are match-funded with a liability whose cash flow characteristics closely match those of the asset. At March 31, 1995, approximately 3% of the Corporation's assets, principally certain other investments, and fixed and other assets, were considered not readily marketable by management. The Corporation monitors the liquidity of assets, the quality of Credit Facilities, and the overall level of equity and term debt in assessing financial strength and capital adequacy at any point in time.

The second element of the Corporation's liquidity strategy is to concentrate all general purpose borrowing at the Parent level, except where tax regulations, time differences, or other business considerations dictate otherwise. The benefits of this strategy are: a) lower financing costs from the reduced risks of a diversified asset and business base; b) simplicity, control, and wider name recognition for banks, creditors, and rating agencies; and c) flexibility to meet varying funding requirements within subsidiaries.

The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. The Corporation's funding programs benefit from the ability to market commercial paper through its own sales force to a large, diversified customer base and the financial creativity of the Corporation's capital markets and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $14.8 billion both at March 31,

1995 and December 30, 1994, which represented 8% and 9% of total assets at first quarter-end 1995 and year-end 1994, respectively.

At March 31, 1995, total long-term debt was $14.5 billion compared with $14.9 billion at year-end 1994. At March 31, 1995, the Corporations senior long-term debt was rated by seven recognized credit rating agencies, as follows:

      Rating Agency                        Rating
      -------------                        ------
  Duff & Phelps Credit Rating Co.            AA-
  Fitch Investors Service, Inc.              AA
  IBCA Ltd.                                  AA-
  Japan Bond Research Institute              AA
  Moodys Investors Service, Inc.             A1
  Standard & Poors Ratings Group             A+
  Thomson BankWatch, Inc.                    AA

During the first three months of 1995, the Corporation issued $2.0 billion in long-term debt. During the same period, maturities and repurchases were $2.4 billion. In addition, approximately $145 million of the Corporation's securities held by subsidiaries were sold and $311 million were purchased. Expected maturities of long-term debt over the next 12 months are $5.4 billion as of March 31, 1995.

Approximately $30.1 billion of the Corporation's indebtedness at March 31, 1995 is considered senior indebtedness as defined under various indentures.

As part of the Corporations overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The liquidity and duration of the fixed-rate asset and liability portfolios are closely monitored.

During the past few years, the Corporations insurance subsidiaries have changed the mix of products offered to policyholders. Currently, variable life insurance and variable annuity products are actively marketed. These products do not subject the insurance subsidiaries to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. The insurance subsidiaries maintain predominantly high quality, liquid investment portfolios to fund various business activities. At March 31, 1995, approximately 80% of invested assets of insurance subsidiaries were considered liquid by management.

In the 1995 three-month period, the Corporations cash and cash equivalents increased by approximately $650 million to $2,962 million. Cash of $7,570 million was provided from financing activities in the first three months of 1995. During the same period, the Corporation used $6,620 million and $300 million for operating and investing activities, respectively.


CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $5.7 billion at March 31, 1995, including $5.1 billion in common equity, supplemented by $0.6 billion in preferred equity. The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 31.6x and 31.8x for the first three months of 1995 and 1994, respectively. The Corporation's leverage ratio at the end of the 1995 and 1994 first quarters was 31.0x and 32.1x, respectively.

To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 18.3x and 19.4x for the first three months of 1995 and 1994, respectively. The Corporation's adjusted leverage ratio at the end of the 1995 and 1994 first quarters was 18.7x and 19.5x, respectively.

The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to the Consolidated Financial Statements.) The Corporation's broker-dealer, insurance, and futures commission merchant activities are subject to regulatory requirements which may restrict the free flow of funds to affiliates. Regulatory approval is required for certain transactions, including payment of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.


ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages changes in its balance sheet using point-in-time and average daily balances. Average daily balances are derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances. The reasons underlying the changes in average balances, however, are similar to those underlying changes in quarter-end balances. The increase in average balance sheet levels during the first three months of 1995 was attributable to many factors, including increased trading activity and expanded match-funding of repurchase and resale agreements.

For the first three months of 1995, average assets were $185 billion, up 2% versus $181 billion for the 1994 fourth quarter. Average liabilities rose 2% to $180 billion from $176 billion for the 1994 fourth quarter.

The major components of the net growth of average assets and liabilities for the 1995 first quarter are summarized in the table below:

                           Increase (Decrease) in         Percent Increase
(In millions)                  Average Assets                (Decrease)
- -------------              ----------------------         ----------------
Trading assets                    $ 3,155                       5 %
Resale agreements                 $ 1,909                       3 %
Securities borrowed               $ 1,482                       6 %
Interest earning deposits         $(1,098)                    (20)%


                           Increase (Decrease) in         Percent Increase
                             Average Liabilities             (Decrease)
                           ----------------------         ----------------
Repurchase agreements             $ 7,950                      12 %
Trading liabilities               $ 1,368                       4 %
Commercial paper and other
 short-term borrowings            $(3,661)                    (12)%
Long-term borrowings              $(1,303)                     (8)%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities. The Corporation match-funds its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, for example, earning an interest spread on these transactions. In the 1995 first quarter, inventory levels were higher due to increases in trading activity. On-balance-sheet hedges, included in trading assets and liabilities were also up due, in part, to increased market activity during 1995. The Corporation uses hedges principally to reduce risk in connection with its trading activities.
Repurchase and resale agreements rose during the 1995 first quarter as a result of an increase in match-funded transactions involving U.S. Government and agency and non-U.S. government and agency securities. Increased use of repurchase agreements as an alternate funding source for the Corporation also led to higher repurchase agreement balances and reduced levels of commercial paper and other short-term borrowings and long-term borrowings. Securities borrowed and loaned levels also increased during the period, however, at March 31, 1995 and December 30, 1994 there were $3.4 billion and $1.1 billion, respectively, of securities borrowed/loaned with the same counterparties that the Corporation did not offset. In practice, the application of Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," varies among financial institutions with some entities offsetting these balances.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity.


NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS

In the normal course of business, the Corporation underwrites, trades, and holds non-investment grade securities in connection with its investment banking, market-making, and derivative structuring activities. During the past four years, the Corporation has increased its non-investment grade trading inventories to satisfy client demand for higher-yielding investments, including emerging markets and other international securities.

Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and those non-rated securities that, in the opinion of management, are non-investment grade. At March 31, 1995, long and short non-investment grade trading inventories accounted for 4.1% of aggregate consolidated trading inventories, compared with 4.3% at year-end 1994. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or counterparties engaged in highly leveraged transactions. Loans to highly leveraged companies are carried at unpaid principal balances less a reserve for estimated losses. The allowance for loan losses is estimated based on a review of each loan, and considerations of economic, market, and credit conditions. At March 31, 1995 and December 30, 1994, there were no bridge loans outstanding.

The Corporation holds non-investment grade securities, direct equity investments in leveraged companies, and interests in partnerships that invest in leveraged transactions. Equity investments in privately-held companies for which sale is restricted by government or contractual requirements are carried at the lower of cost or estimated net realizable value. The Corporation has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be determined on a select and limited basis.

The Corporation's involvement in non-investment grade securities and highly leveraged transactions is subject to risks related to the creditworthiness of the issuers of and the liquidity of the market for such securities, in addition to the usual risks associated with investing in, financing, underwriting, and trading investment grade instruments. The Corporation recognizes such risks and, whenever possible, employs strategies to mitigate exposures.

The specific components and overall level of non-investment grade and highly leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment. The Corporation continually monitors credit risk by individual issuer and industry concentration.

In addition, valuation policies provide for recognition of market liquidity, as well as the trading pattern of specific securities. In certain instances, the Corporation will hedge the exposure associated with owning a high-yield or non-investment grade position by selling short the related equity security. The Corporation also uses certain non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions. Collateral, consisting principally of U.S. Government securities, may be obtained to reduce credit risk related to these transactions.

The Corporation's insurance subsidiaries hold non-investment grade securities to support fixed-rate liabilities. As a percentage of total insurance investments, non-investment grade securities were 4.5%, compared with 5.5% at year-end 1994. Non-investment grade securities of insurance subsidiaries are classified as available-for-sale and are carried at fair value.

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions is provided below:

                                                    MARCH 31, DECEMBER 30,
(In millions)                                         1995        1994
- ----------------------------------------------------------------------------
Non-investment grade trading assets                  $3,446      $3,309
Non-investment grade trading liabilities                471         456
Non-investment grade investments
 of insurance subsidiaries                              260         314
Loans (net of allowance for
 loan losses) (a), (c)                                  225         257
Equity investments (b)                                  261         289
Partnership interests                                   102          93
- ----------------------------------------------------------------------------
Additional commitments to invest in
 partnerships                                        $   91      $   80
Unutilized revolving lines of
 credit and other lending
 commitments                                             45          50

- ----------------------------------------------------------------------------
(a) Represented outstanding loans to 34 and 35 medium-sized companies at March 31, 1995 and December 30, 1994, respectively.
(b) Invested in 76 and 80 enterprises at March 31, 1995 and December 30, 1994, respectively.
(c) Subsequent to quarter-end, the Corporation extended financing to a non-investment grade counterparty totaling $15 million.

At March 31, 1995, the largest non-investment grade concentration consisted of government and corporate obligations of a Latin American sovereign totaling $307 million, of which $38 million represented on-balance-sheet hedges for off-balance-sheet instruments. No one industry sector accounted for more than 23% of total non-investment grade positions. Included in the table above are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At March 31, 1995, the carrying value of these securities totaled $227 million, of which 75% resulted from the Corporation's market-making activities in such securities.

STATISTICAL DATA

Selected statistical data for the last five quarters is presented below for informational purposes:

(Dollars in millions,             1st Qtr.    2nd Qtr.    3rd Qtr.   4th Qtr.   1st Qtr.
except per share amounts)           1994        1994        1994       1994       1995
- ------------------------          --------    --------   --------   --------   --------
PRIVATE CLIENT ACCOUNTS (a):
 Assets in Worldwide
  Private Client Accounts         $560,000    $553,000   $571,000   $568,000   $603,000
 Assets in Domestic
  Private Client Accounts         $530,000    $523,000   $539,000   $537,000   $571,000
 Assets under Professional
  Management:
   Money Markets                  $ 67,000    $ 65,000   $ 67,000   $ 67,000   $ 71,000
   Equities                         33,000      35,000     38,000     37,000     38,000
   Fixed Income                     40,000      39,000     38,000     36,000     37,000
   Private Portfolio                19,000      17,000     19,000     20,000     20,000
   Insurance                         6,000       5,000      5,000      4,000      4,000
                                  --------    --------   --------   --------   --------
 Subtotal                          165,000     161,000    167,000    164,000    170,000
   ML Consults                      16,200      15,400     15,500     14,400     14,900
                                  --------    --------   --------   --------   --------
 TOTAL                            $181,200    $176,400   $182,500   $178,400   $184,900
                                  ========    ========   ========   ========   ========
- --------------------------------------------------------------------------------------------
UNDERWRITING (b):
 Global Debt and Equity:
   Volume                         $ 52,300    $ 34,000   $ 30,200   $ 21,300   $ 27,600
   Market Share                       13.0%       13.8%      13.0%      10.0%      12.2%
 U.S. Domestic Debt and
  Equity:
   Volume                         $ 46,100    $ 28,200   $ 24,600   $ 18,000   $ 24,000
   Market Share                       16.3%       17.2%      16.7%      15.3%      16.9%
- --------------------------------------------------------------------------------------------

FULL-TIME EMPLOYEES:
   U.S. Domestic                    38,050      38,400     38,650     38,700     38,550
   International                     4,600       4,800      5,000      5,100      5,050
                                  --------    --------   --------   --------   --------
   TOTAL                            42,650      43,200     43,650     43,800     43,600
                                  ========    ========   ========   ========   ========
Financial Consultants and
   Account Executives
    Worldwide                       13,200      13,200     13,300     13,400     13,500
Support Personnel to
  Producer Ratio (c)                  1.45        1.47       1.46       1.46       1.44
INCOME STATEMENT:
   Net Earnings                   $  371.8    $  251.8   $  231.6   $  161.6   $  227.3
   Annualized Return on
    Average Common
     Stockholders' Equity             27.4%       18.5%      16.9%      11.5%      16.7%
   Earnings Per Common
    Share:
     Primary                      $   1.68    $   1.18   $   1.10   $    .76   $   1.08
     Fully Diluted                $   1.68    $   1.18   $   1.10   $    .75   $   1.08
BALANCE SHEET:
   Total Assets                   $179,684    $174,007   $168,395   $163,749   $176,733
   Total Stockholders'
    Equity                        $  5,603    $  5,628   $  5,705   $  5,818   $  5,704
SHARE INFORMATION
 (in thousands):
   Weighted Average Shares
    Outstanding:
     Primary                       220,633     212,489    209,030    203,157    199,178
     Fully Diluted                 220,633     212,489    209,030    203,618    199,178
   Common Shares
    Outstanding(d)                 200,893     195,982    192,812    181,479    176,521
   Shares Repurchased                7,000       6,325      4,058     12,512      9,309

- --------------------------------------------------------------------------------------------

(a) Client accounts were redefined in 1994 to include certain institutional private portfolio accounts.
(b) Full credit to book manager. All market share data is derived from Securities Data Co.
(c)  Support personnel includes sales assistants.
(d)  Does not include 7,742,069, 7,255,040, 6,816,714, 6,427,091, and 5,306,924
     unallocated reversion shares held in the Employee Stock Ownership Plan at period end April 1, 1994, July 1, 1994, September 30, 1994, December 30, 1994, and March 31, 1995, respectively, which are not considered outstanding for accounting purposes.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

       As previously reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1994 (the "1994 10-K"), ML & Co. and certain of its subsidiaries, including MLPF&S, have been named as parties in a number of civil actions arising out of the Corporation's business activities with Orange County, California ("Orange County"). Since the 1994 10-K was filed, the following events have taken place with respect to several of the actions described in the 1994 10-K. An action (the "McDermott Action"), commenced on December 13, 1994 in the Supreme Court of the State of New York by individuals who owned interests in the Merrill Lynch California Municipal Bond Fund of the Merrill Lynch California Municipal Series Trust from January 1994 through December 1, 1994, was dismissed on April 13, 1995. Plaintiffs in an action commenced in the Superior Court of the State of California on December 13, 1994 by individuals whose funds were deposited with the Orange County Treasurer-Tax Collector in connection with proceedings in California Superior Court (the "DeLeon Action") filed an amended complaint to include the Corporation as a defendant and to add claims for aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, and negligence. The DeLeon Action no longer asserts a claim for fraud, and no longer names Robert Citron, formerly the Treasurer-Tax Collector of Orange County, Matthew Raabe, formerly the Assistant to the Treasurer-Tax Collector of Orange County, or Steven Lewis, the Auditor-Controller of Orange County, as defendants. Plaintiffs in an action commenced on January 9, 1995 in the United States District Court for the Central District of California on behalf of all investors and participants in funds controlled by the Orange County Treasurer-Tax Collector between January 1, 1993 and December 6, 1994 (the Schools Excess Liability Fund Action or "SELF Action") amended their complaint on April 5, 1995 to include the Corporation and other subsidiaries of the Corporation as defendants. In the amended complaint, Robert Citron is no longer named as a defendant and in addition to claims previously asserted, the action now includes claims for violations of New York Stock Exchange Rule 405 and National Association of Securities Dealers' Rule of Fair Practice Article III, Section 2, and aiding and abetting breach of fiduciary duty.

       For more detailed information regarding litigation matters involving the Corporation and its subsidiaries, see "Item 3.- Legal Proceedings" in the 1994 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

       On April 18, 1995, the Corporation held its Annual Meeting of Stockholders, at which 91.3% of the shares of Common Stock, par value $1.33 1/3 per share, outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of four directors to the Board of Directors to hold office for a term of three years; (ii) a stockholder proposal concerning cumulative voting in the election of directors; and (iii) a stockholder proposal concerning disclosure of the relationship of derivatives claims to underlying assets. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

       The stockholders elected all four nominees to three year terms as members of the Board of Directors as set forth in the Corporation's Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: Earle H. Harbison, Jr. received 169,630,355 votes in favor and 1,150,392 votes were withheld; William
R. Hoover received 169,648,849 votes in favor and 1,131,898 votes were withheld; Robert P. Luciano received 169,637,494 votes in favor and 1,143,253 votes were withheld; and Daniel P. Tully received 169,674,505 votes in favor and 1,106,242 votes were withheld.

       The stockholders did not approve the stockholder proposal concerning cumulative voting in elections of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 27,347,681 votes in favor, 104,737,909 votes against, 16,664,491 shares abstained, and 22,030,666 shares represented broker non-votes.

       The stockholders did not approve the stockholder proposal concerning disclosure of the relationship of derivatives claims to underlying assets. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 10,616,856 votes in favor, 133,164,251 votes against, 4,968,974 shares abstained, and 22,030,666 shares represented broker non-votes.

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

           (11)  Statement re: computation of per share earnings.

           (12)  Statement re: computation of ratios.

           (15)  Letter re: unaudited interim financial information.

           (27) Financial Data Schedule. (The Financial Data Schedule to be contained in this Exhibit 27 is required to be submitted only in the Corporation's electronic filing of this Quarterly Report on Form 10-Q by means of the EDGAR System and therefore is herein omitted.)

       (b)  Reports on Form 8-K

           The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

           (i) Current Report dated January 12, 1995 for the purpose of reporting on litigation arising from the Corporation's business dealings with Orange County, California.

           (ii) Current Report dated January 23, 1995 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three months and year ended December 30, 1994.

           (iii) Current Report dated February 8, 1995 for the purpose of filing the form of Registrant's Index Warrant Agreement, including form of Global Warrant Certificate, relating to the Corporation's Nikkei Stock Index 300 Call Warrants expiring February 3, 1997.

           (iv) Current Report dated February 9, 1995 for the purpose of filing the form of Registrant's 8 3/8% Notes due February 9, 2000.

           (v) Current Report dated March 3, 1995 for the purpose of filing certain summary financial information of the Corporation as of December 30, 1994.

           (vi) Current Report dated March 9, 1995 for the purpose of filing the audited financial statements of the Corporation for its 1994 fiscal year.

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



                                    MERRILL LYNCH & CO., INC.
                                    ---------------------------
                                         (Registrant)


Date:  May 12, 1995    By:          /s/ Joseph T. Willett
                                    ---------------------------
                                    Joseph T. Willett
                                    Senior Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibits


(11) Statement re: computation of per share earnings.


(12) Statement re: computation of ratios.


(15) Letter re: unaudited interim financial information.


(27) Financial Data Schedule. (The Financial Data Schedule to be contained in this Exhibit 27 is required to be submitted only in the Corporation's electronic filing of this Quarterly Report on Form 10-Q by means of the EDGAR System.)