Form 10-Q
period 1995-06-30
MERRILL LYNCH & CO INC
filed 1995-08-11
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
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

                      176,006,422 shares of Common Stock*
                (as of the close of business on August 4, 1995)

* Does not include 4,809,014 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

 ITEM 1.  FINANCIAL STATEMENTS
          --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                             --------------------------   PERCENT
                                                JUNE 30,      JULY 1,     INCREASE
                                                  1995         1994      (DECREASE)
(In Thousands, Except Per Share Amounts)     ------------  ------------  ----------
REVENUES
Commissions................................    $  765,012    $  690,533         11 %
Interest and dividends.....................     3,295,255     2,317,691         42
Principal transactions.....................       614,677       560,867         10
Investment banking.........................       335,346       322,006          4
Asset management and portfolio
 service fees..............................       464,495       431,930          8
Other......................................       110,209       157,273        (30)
                                               ----------    ----------        ---
Total Revenues.............................     5,584,994     4,480,300         25
  Interest Expense.........................     3,035,802     2,082,581         46
                                               ----------    ----------        ---

Net Revenues...............................     2,549,192     2,397,719          6
                                               ----------    ----------        ---

NON-INTEREST EXPENSES
Compensation and benefits..................     1,308,755     1,216,450          8
Occupancy..................................       109,473       108,574          1
Communications and equipment rental........       116,854       107,922          8
Depreciation and amortization..............        88,638        80,595         10
Advertising and market development.........        95,942        99,145         (3)
Professional fees..........................       105,448        87,225         21
Brokerage, clearing, and exchange fees.....        93,888        87,465          7
Other......................................       165,894       177,681         (7)
                                               ----------    ----------        ---
Total Non-Interest Expenses................     2,084,892     1,965,057          6
                                               ----------    ----------        ---

EARNINGS BEFORE INCOME TAXES...............       464,300       432,662          7
Income tax expense.........................       181,504       180,853          -
                                               ----------    ----------        ---

NET EARNINGS...............................    $  282,796    $  251,809         12 %
                                               ==========    ==========        ===

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS..............................    $  270,883    $  250,270          8 %
                                               ==========    ==========        ===

EARNINGS PER COMMON SHARE:
  Primary..................................    $     1.40    $     1.18         19 %
                                               ==========    ==========        ===

  Fully diluted............................    $     1.39    $     1.18         18 %
                                               ==========    ==========        ===

DIVIDEND PAID PER COMMON SHARE.............    $      .26    $      .23
                                               ==========    ==========

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary..................................       193,267       212,489
                                               ==========    ==========

  Fully diluted............................       195,159       212,489
                                               ==========    ==========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                             FOR THE SIX MONTHS ENDED
                                             ------------------------   PERCENT
                                                JUNE 30,     JULY 1,    INCREASE
                                                  1995        1994     (DECREASE)
(In Thousands, Except Per Share Amounts)     ------------  ----------  ----------
REVENUES
Commissions................................   $ 1,450,307  $1,558,777         (7)%
Interest and dividends.....................     6,324,774   4,517,227         40
Principal transactions.....................     1,289,433   1,227,544          5
Investment banking.........................       583,843     766,401        (24)
Asset management and portfolio
 service fees..............................       912,932     876,158          4
Other......................................       227,582     273,004        (17)
                                              -----------  ----------       ----
Total Revenues.............................    10,788,871   9,219,111         17
  Interest Expense.........................     5,819,194   3,989,564         46
                                              -----------  ----------       ----

Net Revenues...............................     4,969,677   5,229,547         (5)
                                              -----------  ----------       ----

NON-INTEREST EXPENSES
Compensation and benefits..................     2,578,643   2,646,967         (3)
Occupancy..................................       219,362     221,582         (1)
Communications and equipment rental........       228,591     211,446          8
Depreciation and amortization..............       174,637     154,766         13
Advertising and market development.........       182,253     197,750         (8)
Professional fees..........................       204,278     181,302         13
Brokerage, clearing, and exchange fees.....       177,733     173,955          2
Other......................................       361,088     356,909          1
                                              -----------  ----------       ----
Total Non-Interest Expenses................     4,126,585   4,144,677          -
                                              -----------  ----------       ----

EARNINGS BEFORE INCOME TAXES...............       843,092   1,084,870        (22)
Income tax expense.........................       333,021     461,302        (28)
                                              -----------  ----------       ----

NET EARNINGS...............................   $   510,071  $  623,568        (18)%
                                              ===========  ==========       ====

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS..............................   $   486,217  $  620,693        (22)%
                                              ===========  ==========       ====

EARNINGS PER COMMON SHARE:
  Primary..................................   $      2.48  $     2.87        (14)%
                                              ===========  ==========       ====

  Fully diluted............................   $      2.46  $     2.87        (14)%
                                              ===========  ==========       ====

DIVIDENDS PAID PER COMMON SHARE............   $       .49  $      .43
                                              ===========  ==========

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary..................................       196,223     216,561
                                              ===========  ==========

  Fully diluted............................       197,537     216,561
                                              ===========  ==========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)            JUNE 30,      DEC. 30,
ASSETS                                                        1995          1994
- --------------------------------------------------------  ------------  ------------

CASH AND CASH EQUIVALENTS...............................  $  3,327,658  $  2,311,743
                                                          ------------  ------------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS...............     6,158,072     4,953,062
                                                          ------------  ------------

MARKETABLE INVESTMENT SECURITIES........................     2,486,560     2,325,453
                                                          ------------  ------------

TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock......................    15,008,898    14,818,157
Contractual agreements..................................    13,257,433     9,519,105
U.S. Government and agencies............................     5,822,573     8,196,584
Non-U.S. governments and agencies.......................    10,270,239     6,468,341
Equities and convertible debentures.....................     5,639,587     6,263,492
Mortgages and mortgage-backed...........................     4,536,167     5,223,809
Municipals..............................................     1,129,075     1,291,688
Money markets...........................................     1,101,246       957,589
                                                          ------------  ------------
Total...................................................    56,765,218    52,738,765
                                                          ------------  ------------

RESALE AGREEMENTS.......................................    45,301,994    44,459,036
                                                          ------------  ------------

SECURITIES BORROWED.....................................    21,752,624    20,993,302
                                                          ------------  ------------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $47,922 in 1995 and $42,290 in 1994)...................    13,420,179    14,030,466
Brokers and dealers.....................................     9,745,775     6,486,879
Interest and other......................................     4,445,044     4,360,693
                                                          ------------  ------------
Total...................................................    27,610,998    24,878,038
                                                          ------------  ------------

INVESTMENTS OF INSURANCE SUBSIDIARIES...................     5,780,049     5,719,345

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $173,694 IN 1995 AND $180,799 IN 1994)..     1,868,958     1,586,718

OTHER INVESTMENTS.......................................       966,627       887,626

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $2,031,859 IN 1995 AND $1,867,476 IN 1994)..........     1,575,984     1,587,639

OTHER ASSETS............................................     1,257,791     1,308,600
                                                          ------------  ------------

TOTAL ASSETS............................................  $174,852,533  $163,749,327
                                                          ============  ============


See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)       JUNE 30,       DEC. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1995           1994
- ---------------------------------------------------  -------------  -------------
LIABILITIES

REPURCHASE AGREEMENTS..............................  $ 52,491,110   $ 51,864,594
                                                     ------------   ------------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...    29,397,404     26,439,645
                                                     ------------   ------------

TRADING LIABILITIES, AT FAIR VALUE
U.S. Government and agencies.......................     8,902,382     15,989,928
Contractual agreements.............................    12,718,056      8,381,946
Non-U.S. governments and agencies..................     7,820,197      4,009,757
Equities and convertible debentures................     4,310,127      3,990,146
Corporate debt and preferred stock.................     2,168,189      2,564,192
Municipals.........................................       147,475        165,906
                                                     ------------   ------------
Total..............................................    36,066,426     35,101,875
                                                     ------------   ------------

CUSTOMERS..........................................    11,521,207     11,608,891

INSURANCE..........................................     5,571,440      5,689,513

BROKERS AND DEALERS................................     9,418,677      4,637,957

OTHER LIABILITIES AND ACCRUED INTEREST.............     8,799,437      7,725,924

LONG-TERM BORROWINGS...............................    15,703,594     14,863,383
                                                     ------------   ------------

TOTAL LIABILITIES..................................   168,969,295    157,931,782
                                                     ------------   ------------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY.....................       618,800        618,800
                                                     ------------   ------------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
 authorized: 500,000,000 shares;
 issued: 1995 and 1994 - 236,330,162 shares........       315,105        315,105
Paid-in capital....................................     1,218,576      1,196,093
Foreign currency translation adjustment............        17,680          3,703
Net unrealized losses on investment securities
 available-for-sale (net of applicable income tax
 benefit of $6,695 in 1995 and $30,924 in 1994)....       (11,928)       (56,957)
Retained earnings..................................     6,003,846      5,605,616
                                                     ------------   ------------
  Subtotal.........................................     7,543,279      7,063,560

Less:
 Treasury stock, at cost:
   1995 - 56,061,348 shares;
   1994 - 48,423,944 shares........................     1,968,076      1,627,108
 Unallocated ESOP reversion shares, at cost:
   1995 - 4,809,014 shares;
   1994 - 6,427,091 shares.........................        75,782        101,227
 Employee stock transactions.......................       234,983        136,480
                                                     ------------   ------------

TOTAL COMMON STOCKHOLDERS' EQUITY..................     5,264,438      5,198,745
                                                     ------------   ------------

TOTAL STOCKHOLDERS' EQUITY.........................     5,883,238      5,817,545
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $174,852,533   $163,749,327
                                                     ============   ============

BOOK VALUE PER COMMON SHARE........................  $      30.21   $      28.87
                                                     ============   ============


See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                             -------------------------
                                                               JUNE 30,       JULY 1,
(In Thousands)                                                   1995          1994
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.............................................    $   510,071   $   623,568
Noncash items included in earnings:
  Depreciation and amortization..........................        174,637       154,766
  Policyholder reserves..................................        151,983       194,175
  Other..................................................        294,425       483,026

(Increase) decrease in operating assets:
  Trading assets.........................................     (3,981,867)   (7,771,859)
  Cash and securities segregated for regulatory purposes
   or deposited with clearing organizations..............     (1,205,010)   (1,501,721)
  Securities borrowed....................................       (759,322)   (1,214,542)
  Customers..............................................        595,442    (1,193,585)
  Maturities and sales of trading investment securities..              -        20,129
  Purchases of trading investment securities.............              -       (27,928)
  Other..................................................     (3,312,261)     (967,046)
Increase (decrease) in operating liabilities:
  Trading liabilities....................................        964,551    13,145,019
  Customers..............................................        (87,684)     (405,220)
  Insurance..............................................       (396,217)   (1,348,699)
  Other..................................................      5,830,060     4,082,718
                                                             -----------   -----------

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.........     (1,221,192)    4,272,801
                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities............        818,652     1,509,357
  Sales of available-for-sale securities.................        679,500       866,020
  Purchases of available-for-sale securities.............     (1,579,072)   (1,169,067)
  Maturities of held-to-maturity securities..............        588,834     1,005,146
  Purchases of held-to-maturity securities...............       (634,691)   (1,335,942)
  Other investments and other assets.....................        (87,464)     (263,895)
  Property, leasehold improvements, and equipment........       (162,982)     (219,560)
                                                             -----------   -----------

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.........       (377,223)      392,059
                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements........       (216,442)   (4,152,282)
  Commercial paper and other short-term borrowings.......      2,957,759      (132,623)
  Issuance and resale of long-term borrowings............      4,849,538     6,715,316
  Settlement and repurchase of long-term borrowings......     (4,327,252)   (5,012,226)
  Common stock transactions..............................       (537,430)     (466,154)
  Dividends..............................................       (111,843)      (90,030)
                                                             -----------   -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.........      2,614,330    (3,137,999)
                                                             -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS....................      1,015,915     1,526,861

Cash and cash equivalents, beginning of year.............      2,311,743     1,783,408
                                                             -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................    $ 3,327,658   $ 3,310,269
                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
 Income taxes totaled $136,016 in 1995 and $812,676 in 1994.
 Interest totaled $5,694,573 in 1995 and $3,851,008 in 1994.


See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1995



 BASIS OF PRESENTATION

 The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and all significant subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 30, 1994 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and six-month periods ended June 30, 1995 are unaudited; however, in the opinion of the management of the Corporation, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

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

 ACCOUNTING CHANGES

 In the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize rights to service mortgage loans as separate assets for originated as well as purchased mortgages. Additionally, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The impact of this pronouncement on the Corporation's financial statements as of June 30, 1995 was not material.

 In the first quarter of 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Corporation's financial statements as of June 30, 1995 was not material.

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

The table that follows provides the components of the net unrealized gains (losses) recorded in stockholders' equity for available-for-sale investments:


                                                      June 30,    Dec. 30,
(In thousands)                                          1995        1994
- --------------                                       ----------  ----------
Net unrealized gains (losses) on investment
 securities available-for-sale                       $ 259,936   $(410,068)
Adjustments for policyholder liabilities              (126,161)    214,537
Adjustments for deferred policy acquisition costs      (64,517)     73,802
Deferred income tax (expense) benefit                  (24,229)     43,417
                                                     ---------   ---------
Net activity                                            45,029     (78,312)
Net unrealized (losses) gains on investment
 securities classified as available-for-sale,
 beginning of year                                     (56,957)     21,355
                                                     ---------   ---------
Net unrealized losses on investment
 securities classified as available-for-sale,
 end of period                                       $ (11,928)  $ (56,957)
                                                     =========   =========


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

In the 1995 second quarter, gross realized gains and losses related to available-for-sale investment securities were $6.6 million and $0.8 million, respectively, compared to $0.9 million and $2.1 million, respectively, in the 1994 second quarter. For the six-month period ended June 30, 1995, gross realized gains and losses related to available-for-sale investment securities were $12.0 million and $10.5 million, respectively, compared to $6.3 million and $7.7 million, respectively, for the six-month period ended July 1, 1994. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses. Net unrealized gains from trading investment securities included in the 1995 three- and six-month Statements of Consolidated Earnings were $0.2 million and $23 thousand, respectively, compared to losses of $4.3 million and $11.5 million, respectively, for the 1994 three- and six-month periods.


INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $3.8 million and $7.2 million for the second quarters of 1995 and 1994, respectively. For the six-month periods ended June 30, 1995 and July 1, 1994, payments in lieu of dividends were $6.2 million and $14.7 million, respectively.

 COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

 Commercial paper and other short-term borrowings at June 30, 1995 and December 30, 1994 follow:

                             June 30,  Dec. 30,
 (In millions)                 1995      1994
 -------------               --------  --------
 Commercial paper             $14,976   $14,759
 Demand and time deposits       8,050     7,578
 Securities loaned              3,614     2,180
 Bank loans and other           2,757     1,923
                              -------   -------
  Total                       $29,397   $26,440
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

 The contractual or notional amounts of derivative financial instruments provide only a measure of involvement in these types of transactions and do not represent the amounts subject to the various risks set forth below. The contractual or notional amounts of these instruments used for trading purposes by type of risk follow:

 (In billions)
 -------------
                               Interest Rate     Currency     Equity Price    Commodity Price
 June 30, 1995                    Risk (a)       Risk (a)         Risk             Risk
 -------------                ---------------   ----------   -------------   -----------------
 Swap agreements                    $691           $ 89            $10              $ 6
 Futures contracts                  $184           $  1            $ 3              $ -
 Options held                       $ 62           $ 30            $28              $ 8
 Options written                    $ 79           $ 34            $26              $ 8
 Forward contracts                  $ 37           $125            $ -              $44

 December 30, 1994
 -----------------

 Swap agreements                    $653           $ 73            $ 2              $ 2
 Futures contracts                  $172           $  -            $ 2              $ 2
 Options held                       $ 75           $ 22            $22              $12
 Options written                    $ 74           $ 22            $21              $ 7
 Forward contracts                  $ 29           $103            $ -              $ 7

(a) A number of the Corporation's foreign currency contracts are subject to both interest rate and currency risk.

 The contractual or notional amounts of derivative financial instruments used for purposes other than trading follow:


(In billions)                    June 30,  December 30,
- -------------                      1995        1994
                                 --------  ------------
 Interest rate swap contracts       $28        $22
 Foreign exchange contracts         $ 3        $ 3
 Equity options held                $ 1        $ 1

 Most of the above transactions are entered into with the Corporation's swaps and foreign exchange dealer subsidiaries which intermediate interest rate and currency risk with third parties in the normal course of their trading activities.

 In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At June 30, 1995, letters of credit aggregating
 $1,074 million were used for this purpose.

 In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

 Settlement of these commitments as of June 30, 1995 would not have a material effect on the consolidated financial condition of the Corporation.

 REGULATORY REQUIREMENTS

 Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 30, 1995, MLPF&S's regulatory net capital of $1,615 million was 12% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,347 million.

 Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule under the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 30, 1995, MLGSI's liquid capital of $901 million was 306% of its total market and credit risk, and liquid capital in excess of the minimum required was $548 million.

 Merrill Lynch International Limited ("MLIL"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the total financial resources requirement of the SFA. At June 30, 1995, MLIL's regulatory capital was $1,040 million and exceeded the minimum requirement by $322 million.

LITIGATION MATTER

On January 12, 1995, an action was commenced in the United States Bankruptcy Court for the Central District of California by Orange County, California ("Orange County") and The Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in that Court on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with Orange County. In addition, other actions have been brought against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in Federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with Orange County and the Pools, or from the purchase of debt instruments issued by Orange County that were underwritten by MLPF&S. See "Commitments and Contingencies" in the notes to the audited consolidated financial statements contained in the 1994 10-K as well as
Item 1 "Legal Proceedings" in Part II of the Corporation's 1995 quarterly reports on Form 10-Q.

SUBSEQUENT EVENT

On July 21, 1995, the Corporation and Smith New Court PLC ("Smith New Court"), a U.K.-based global securities firm, announced the terms of a cash offer under which the Corporation expects to acquire the share capital of Smith New Court for approximately $842 million. The transaction is conditioned on, among other things, receipt of regulatory approvals and is expected to be completed late in the third quarter or early in the fourth quarter of 1995.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of June 30, 1995, and the related condensed statements of consolidated earnings for the three- and six-month periods ended June 30, 1995 and July 1, 1994 and consolidated cash flows for the six-month periods ended June 30, 1995 and July 1, 1994. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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




/s/ Deloitte & Touche LLP
New York, New York

August 11, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

Financial markets, which were particularly weak during the last half of 1994, improved during the first half of 1995 as a result of a steadying U.S. economy, declining interest rates, and heightened investor activity. Inflationary fears continued to ease in the 1995 second quarter after key U.S. economic statistics indicated that the economy was stabilizing and a decrease in interest rates by the Federal Reserve appeared possible for the first time since February 1994. Subsequent to quarter-end, the Federal Reserve lowered the federal funds rate. Investors reacted favorably to these events, and were more active in stock and bond markets during the 1995 first-half, particularly in the second quarter.

Retail and institutional investor activity increased as long-term interest rates declined in the 1995 second quarter and domestic equity markets advanced to record levels. As a result, commission revenues and asset management and portfolio service fees increased industrywide. Sales of mutual funds benefited from strong U.S. equity markets and a shift from foreign to domestic stock funds. Heightened investor activity and appreciated asset values also contributed to increased fee-based revenues during the period.

The Dow Jones Industrial Average ("DJIA") daily closing index for the 1995 second quarter averaged 4,385, 20% above the 1994 second quarter average closing index and 11% above the 1995 first quarter average close. The DJIA reached a record high during the 1995 second quarter and closed at 4,556 at quarter-end. The New York Stock Exchange ("NYSE") average daily trading volume was a record 340 million shares in the 1995 second quarter, 22% above the volume in the 1994 second quarter and 2% above the volume in the 1995 first quarter. In the bond market, the price of the 30-year U.S. Treasury bond was up, with the yield falling to 6.62% at the end of the 1995 second quarter, compared with 7.61% at the end of the 1994 second quarter and 7.43% at the end of the 1995 first quarter.

Underwriting volume was up industrywide in the 1995 second quarter to $190.8 billion, with domestic issuances of stocks and bonds increasing 31% from the 1995 first quarter and 17% from the 1994 second quarter, according to Securities Data Co. Investment banking revenues, particularly underwritings, benefited from increased issuer activity in the 1995 second quarter attributable to robust stock and bond markets and heightened demand. Issuances of investment-grade debt increased due to favorable bond yields, while common stock issuances benefited from higher equity valuations when compared with the 1995 first quarter. Underwriting activity in mortgage-backed securities remained depressed, while issuances of high-yield securities declined industrywide in the 1995 second quarter.

Strategic services revenues continued to improve due to increased mergers and acquisitions activity in various industries, including health care, financial services, manufacturing, and media and entertainment.

Trading volumes were higher in the 1995 second quarter as compared to the 1994 second quarter, although trading results were mixed due primarily to widening credit spreads in taxable fixed-income products. Trading results in equity securities, however, improved industrywide from the 1994 second quarter due to higher volumes and a recovery in the convertible securities market. Convertible securities benefited from declining interest rates, rising stock prices, and increased demand. Trading revenues from interest rate and currency swaps increased, particularly in Asian markets, while revenues from municipal securities decreased as discussions on possible tax law changes reduced investor demand for tax-exempt investments.

The Corporation's 1995 second quarter net earnings were up 12% from second quarter levels of a year ago, and up 24% from the 1995 first quarter. These improved results were attributable to favorable markets and the Corporation's diversified global revenue base, appropriate risk management activities, and continued efforts to control fixed expenses and discretionary costs.


SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994

The discussion that follows emphasizes the comparison between the second quarters of 1995 and 1994 and presents additional information on the comparison between the six-month periods, when relevant. In addition, as financial markets have improved, comparisons between the first and second quarters of 1995 will be presented, where appropriate.

Net earnings for the 1995 second quarter were $282.8 million, up $31.0 million (12%) from the $251.8 million reported in last year's second quarter. Second quarter earnings per common share were $1.40 primary and $1.39 fully diluted, compared with $1.18 primary and fully diluted in the 1994 second quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1995 second quarter totaled $270.9 million, up $20.6 million (8%) from $250.3 million in the prior year's quarter. In recent periods, the Corporation's weighted average shares outstanding have declined due to share repurchases. The Corporation repurchased 3.6 million shares of its common stock in the 1995 second quarter, compared with 6.3 million common shares in the comparable 1994 period.

For the first six months of 1995, net earnings were $510.1 million, down $113.5 million (18%) from the $623.6 million reported in the prior year period. Earnings per common share were $2.48 primary and $2.46 fully diluted, compared to $2.87 primary and fully diluted in the comparable 1994 period. The Corporation repurchased 12.9 million and 13.3 million shares of its common stock in the first six months of 1995 and 1994, respectively. After deducting preferred stock dividends, net earnings applicable to common stockholders in the first half of 1995 totaled $486.2 million, down $134.5 million (22%) from $620.7 million in the comparable 1994 period.

The Corporation's pretax profit margin in the 1995 second quarter was 18.2% versus 18.0% in the year-ago period. The net profit margin increased to 11.1% in the 1995 second quarter, compared with 10.5% in the 1994 second quarter.

Total revenues increased 25% from the 1994 second quarter to $5,585 million, with increases in all operating revenue categories. Revenues after interest expense (net revenues) increased 6% from the year-ago period to $2,549 million. Non-interest expenses totaled $2,085 million in the 1995 second quarter, up 6% from the year-earlier period as increased business activity and profitability led to higher levels of compensation and benefits expense.

Net earnings in the 1995 second quarter were up 24% from $227.3 million in the 1995 first quarter with primary earnings per common share increasing 30% during the same period. Total revenues and net revenues increased 7% and 5%, respectively, from the 1995 first quarter with advances in investment banking, commissions, and asset management and portfolio service fees. Non-interest expenses increased 2% from the 1995 first quarter.

Commission revenues were $765 million, up 11% from the 1994 second quarter. Commissions from listed securities increased 18% to $386 million as a result of higher volumes. Mutual fund commissions were up 5% from the year-ago period to $217 million as strong prior period sales led to higher distribution fees in the 1995 second quarter. Other commission revenues increased 3% from the 1994 second quarter to $162 million due primarily to increased commissions for over-the-counter and insurance products, partially offset by lower commissions from commodities transactions. For the 1995 six-month period, commission revenues were down 7% from the corresponding 1994 period, which included strong mutual fund sales in the 1994 first quarter.

Net interest and dividend profit rose 10% from the 1994 second quarter to $259 million as a result of higher levels of interest-earning assets relative to interest-bearing liabilities. Interest and dividend revenues advanced 42% over the year-ago period to $3,295 million due to growth in collateralized lending activities and higher levels of fixed-income inventories, partially offset by declining interest rates. Interest expense, which includes dividend expense, rose 46% from the 1994 second quarter to $3,036 million as a result of increased levels of interest-bearing liabilities primarily related to the Corporation's funding and hedging activities, partially offset by a decrease in interest rates. For the 1995 first-half, net interest profit declined 4% to $506 million due primarily to a more significant increase in interest-bearing liabilities relative to the increase in interest-earning assets during the period, as well as the continued flattening of the yield curve.

Significant components of interest and dividend revenues and interest expense for the three- and six-month periods ended June 30, 1995 and July 1, 1994 follow:


                          Three Months Ended          Six Months Ended
                         ---------------------     ---------------------
(In millions)             June 30,    July 1,        June 30,    July 1,
- -------------               1995       1994            1995       1994
                         ----------  ---------      ----------  ---------
Interest and
  dividend revenues:
Trading assets             $1,071      $  878          $2,010     $1,740
Resale agreements             770         398           1,541        711
Securities borrowed           826         553           1,512      1,103
Margin lending                334         237             659        452
Other                         294         252             603        511
                           ------      ------          ------     ------
   Total                    3,295       2,318           6,325      4,517
                           ------      ------          ------     ------

Interest expense:
Borrowings                  1,126         791           2,137      1,602
Repurchase agreements       1,015         573           1,971      1,016
Trading liabilities           626         512           1,201        958
Other                         269         207             510        413
                           ------      ------          ------     ------
   Total                    3,036       2,083           5,819      3,989
                           ------      ------          ------     ------

Net interest and
  dividend profit          $  259      $  235          $  506     $  528
                           ======      ======          ======     ======

Included in the "Borrowings" caption above is interest related to hedges on the Corporation's long-term borrowings. As part of the Corporation's asset, liability, and liquidity management strategies, substantially all fixed-rate, long-term borrowings are swapped into floating interest rates, while virtually all foreign currency denominated fixed-rate obligations are swapped into variable rate liabilities. These liability hedges are in the form of interest rate and currency swap agreements. Interest obligations on variable rate debt may also be modified through swap agreements that change the underlying interest rate basis or reset frequency. Contractual agreements used to modify payment obligations, principally related to long-term borrowings, decreased interest expense by approximately $21 million for the 1995 second quarter and approximately $41 million for the 1994 second quarter.

Principal transactions revenues increased 10% from the 1994 second quarter to $615 million. Taxable fixed-income trading revenues totaled $130 million, virtually unchanged from a year ago. High-yield debt trading revenues increased due to higher revenues from bank loan trading as well as improvements in credit ratings of certain issuers. Trading revenues from corporate bonds and preferred stock advanced due primarily to higher demand for fixed-rate preferred issues. Non-U.S. governments and agencies securities benefited from higher trading revenues in European and Asian government instruments. Taxable fixed-income principal transactions revenues were negatively affected by a loss in mortgage-backed products due to reduced market liquidity. Nevertheless, trading results from mortgage-backed products, which include net interest revenues, were positive. Trading revenues in U.S. Government and agencies securities were down from a year ago as lower interest rates in the current quarter reduced volatility.

Interest rate and currency swap revenues increased 22% from the 1994 second quarter to $195 million on higher trading revenues from non-U.S. dollar denominated transactions, particularly in Asian markets. Municipal securities revenues declined 60% from last year's second quarter to $51 million as discussions of possible tax law changes weakened retail investor demand for tax-exempt investments.

Equities and equity derivatives trading revenues increased 67% from the 1994 second quarter to $228 million due principally to higher trading revenues in convertible and over-the-counter securities and international equities, partially offset by lower revenues from equity derivatives activities.

Foreign exchange and commodities trading revenues increased 34% from the 1994 second quarter to $11 million due to trading gains in European currencies, partially offset by a decrease in commodities trading revenues.

Principal transactions revenues declined 9% from 1995 first quarter levels due primarily to lower revenues from taxable fixed-income products, interest rate and currency swaps, and municipal securities, partially offset by higher revenues from equities and equity derivatives.

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

The table that follows provides information on aggregate trading profits, including net interest for the three- and six-months ended June 30, 1995 and July 1, 1994. Principal transactions revenues are based on financial reporting categories. Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.

                                   Principal         Net Interest            Net
(In millions)                    Transactions           Revenue            Trading
- ------------                       Revenue             (Expense)           Revenue
                              ------------------  ------------------  ------------------
Three Months                    1995      1994      1995      1994      1995      1994
- ------------                  --------  --------  --------  --------  --------  --------
Taxable fixed-income           $  130    $  130     $  85     $  96     $  215    $  226
Interest rate and currency
 swaps                            195       159       (16)        1        179       160
Equity and equity
 derivatives                      228       137       (21)      (30)       207       107
Municipals                         51       127         -         1         51       128
Foreign exchange and
 commodities                       11         8         2         1         13         9
                               ------    ------     -----     -----     ------    ------
   Total                       $  615    $  561     $  50     $  69     $  665    $  630
                               ======    ======     =====     =====     ======    ======

Six Months
- ----------
Taxable fixed-income           $  294    $  258     $ 169     $ 214     $  463    $  472
Interest rate and currency
 swaps                            429       352       (37)       16        392       368
Equity and equity
 derivatives                      393       391       (47)      (53)       346       338
Municipals                        141       177        (2)        3        139       180
Foreign exchange and
 commodities                       32        50         -         1         32        51
                               ------    ------     -----     -----     ------    ------
   Total                       $1,289    $1,228     $  83     $ 181     $1,372    $1,409
                               ======    ======     =====     =====     ======    ======

Investment banking revenues were $335 million, up 35% from the 1995 first quarter and 4% from the 1994 second quarter. Underwriting revenues for the 1995 second quarter were $251 million, down 1% from the 1994 second quarter as declines in equity and high-yield underwritings were substantially offset by higher revenues from convertible securities and corporate bond and preferred stock issuances. Although down from the 1994 second quarter, underwriting revenues increased 55% over the 1995 first quarter as higher underwriting revenues were reported in most categories, including convertible securities, corporate bonds and preferred stock, equities, and high-yield debt.

The Corporation remained the top underwriter of total debt and equity securities, in the aggregate, with a 1995 second quarter market share of 14.3% domestically and 11.8% worldwide, and a six-month 1995 market share of 15.4% domestically and 11.9% worldwide, according to Securities Data Co.

Strategic services revenues rose 24% from the 1994 second quarter to $84 million, benefiting from increased merger and acquisition advisory assignments primarily in the energy, health care, and manufacturing sectors.

Investment banking revenues were $584 million for the 1995 six-month period, down 24% from the comparable 1994 period, as domestic and global industrywide underwriting volume declined 24% and 22%, respectively, compared to volumes in the 1994 first-half. Underwriting revenues were lower, particularly in equities and high-yield securities. Strategic services revenues, strong throughout 1995, advanced 28% over the year-ago period due to increased merger and acquisition activity.

Asset management and portfolio service fees increased 8% from the 1994 second quarter to a record $464 million. Increases in asset management activities, mutual fund transfer agency fees, and variable annuity products were offset by a decline in fees from Merrill Lynch Consults (Registered Trademark) ("ML Consults").

Asset management fees increased 7% from the 1994 second quarter to $209 million due primarily to growth in stock and money market funds. Assets under management by Merrill Lynch Asset Management, L.P. ("MLAM") rose 12% to $180 billion at quarter-end, compared with $161 billion at the close of the 1994 second quarter. Inflows of client assets and higher portfolio values, particularly during the latter part of the 1995 second quarter, contributed to the advance. Assets under management by MLAM rose 6% from the end of the 1995 first quarter with increased asset levels in money market, stock, and fixed-income funds.

Mutual fund transfer agency fees rose 40% from the 1994 second quarter to $34 million due to increases in both the number of accounts and the average annual fees generated per account. Fees from variable annuities increased 31% to $17 million.

Revenues from ML Consults declined 9% from the 1994 second quarter to $70 million as the number of accounts decreased 12% to approximately 75,000 at quarter-end. Asset levels for ML Consults were $15.7 billion, up 3% from the 1994 second quarter and 5% from the 1995 first quarter. Fees earned on the ML Consults product are based on a percentage of assets in investor portfolios, valued as of the end of the previous quarter.

Other revenues were $110 million, down 30% from $157 million reported in the 1994 second quarter. The 1995 second quarter included $9 million of net realized investment gains, compared with $52 million in the 1994 second quarter.

Non-interest expenses were $2,085 million, up 6% from the 1994 second quarter. Compensation and benefits expense increased 8% from the 1994 second quarter to $1,309 million, due primarily to higher incentive and production-related compensation as well as higher base salaries. Incentive compensation increased with improved profitability, while production-related compensation was up due to strong volumes in many businesses. The increase in base salaries, which remained level when compared to the 1995 first quarter, is primarily attributable to merit increases and the selective addition of producer personnel from the year-ago period. Total headcount, however, was virtually unchanged from the end of the 1994 second quarter and was down by approximately 300 employees from the end of the 1995 first quarter, to approximately 43,300 at the end of the 1995 second quarter. The support to producer ratio also improved to 1.41 to 1 from 1.47 to 1 at the end of the 1994 second quarter. Compensation and benefits expense as a percentage of net revenues was 51.3% for the 1995 second quarter as compared with 50.7% in the year-ago period.

Occupancy costs increased 1% from the 1994 second quarter to $109 million. Communications and equipment rental expense was up 8% to $117 million due primarily to growth in global business activity and increased use of market information services. Depreciation and amortization expense rose 10% from the 1994 second quarter to $89 million due to purchases of technology-related assets over the past year.

Advertising and market development expense decreased 3% to $96 million as a result of reduced travel and recognition program costs, partially offset by increases in certain advertising programs. Professional fees increased 21% to $105 million due to higher legal fees. Brokerage, clearing, and exchange fees were up 7% to $94 million as a result of higher volumes, particularly in international markets. Other expenses totaled $166 million, down 7% from the

1994 second quarter due, in part, to lower loss provisions related to customer activities.

Income tax expense was $182 million in the 1995 second quarter. The effective tax rate in the 1995 second quarter was 39.1%, compared with 41.8% in the year-ago period. The decrease in the effective tax rate was primarily attributable to lower state income taxes, higher tax-exempt interest, increased deductions for dividends received, and expanded international business activities.

The reasons underlying changes in expense categories for the first half of 1995 are similar to those noted for the 1995 second quarter, unless otherwise noted herein. Compensation and benefits expense for the first six months of 1995 decreased 3% from the comparable 1994 period due primarily to lower production levels and earnings in the 1995 first-half. Other expenses increased 1% from the 1994 first-half and included a $26 million charge for the write-off of an asset related to a technology contract in the 1995 first quarter.


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

There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both principally employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders and restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources include liquidating cash equivalents, securitizing additional home equity and other mortgage loan assets, and drawing on Credit Facilities. At June 30, 1995, the Credit Facilities totaled $5.5 billion and have not been drawn upon.

As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides flexibility in managing liquidity, since most of the Corporation's assets turn over frequently and are generally match-funded with a liability whose cash flow characteristics closely match those of the asset. At June 30, 1995, approximately 3% of the Corporation's assets, principally certain other investments, and fixed and other assets, were considered not readily marketable by management. The Corporation monitors the liquidity of assets, the quality of Credit Facilities, and the overall level of equity and term debt in assessing financial strength and capital adequacy at any point in time.

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

The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. The Corporation's funding programs benefit from the ability to market commercial paper through its own sales force to a large, diversified customer base and the financial creativity of the Corporation's capital markets and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $15.0 billion and $14.8 billion at June 30, 1995 and December 30, 1994, respectively, which represented 9% of total assets at both second quarter-end 1995 and year-end 1994, respectively.

At June 30, 1995, total long-term debt was $15.7 billion compared with $14.9 billion at year-end 1994. At June 30, 1995, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies, as follows:

 Rating Agency                        Rating
 -------------                        ------
 Duff & Phelps Credit Rating Co.        AA-
 Fitch Investors Service, Inc.          AA
 IBCA Ltd.                              AA-
 Japan Bond Research Institute          AA
 Moody's Investors Service, Inc.        A1
 Standard & Poor's Ratings Group        A+
 Thomson BankWatch, Inc.                AA

During the first six months of 1995, the Corporation issued $4.1 billion in long-term debt. During the same period, maturities and repurchases were $3.7 billion. In addition, approximately $753 million of the Corporation's securities held by subsidiaries were sold and $607 million were purchased. Expected maturities of long-term debt over the next 12 months are $6.2 billion as of June 30, 1995.

Approximately $31.7 billion of the Corporation's indebtedness at June 30, 1995 is considered senior indebtedness as defined under various indentures.

As part of the Corporation's overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The liquidity and duration of the fixed-rate asset and liability portfolios are closely monitored.

During the past few years, the Corporation's insurance subsidiaries have changed
the mix of products offered to policyholders.   Currently, variable life
insurance and variable annuity products are actively marketed. These products do not subject the insurance subsidiaries to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. The insurance subsidiaries maintain predominantly high quality, liquid investment portfolios to fund various business activities. At June 30, 1995, approximately 86% of invested assets of insurance subsidiaries were considered liquid by management.

In the 1995 six-month period, the Corporation's cash and cash equivalents
increased by approximately $1,016 million to $3,328 million.   Cash of $2,614
million was provided from financing activities in the first six months of 1995. During the same period, the Corporation used $1,221 million and $377 million for operating and investing activities, respectively.


CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $5.9 billion at June 30, 1995, including $5.3 billion in common equity, supplemented by $0.6 billion in preferred equity. The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 32.7x and 32.3x for the first six months of 1995 and 1994, respectively. The Corporation's leverage ratio at the end of the 1995 and 1994 second quarters was 29.7x and 30.9x, respectively.

To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 19.0x and 19.4x for the first six months of 1995 and 1994, respectively. The Corporation's adjusted leverage ratio at the end of the 1995 and 1994 second quarters was 18.3x and 19.2x, respectively.

The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to the Consolidated Financial Statements - Unaudited.) The Corporation's broker-dealer, insurance, and futures commission merchant activities are subject to regulatory requirements which may restrict the free flow of funds to affiliates. Regulatory approval is required for certain transactions, including payment of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.


ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages changes in its balance sheet using point-in-time and average daily balances. Average daily balances are derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances. The increase in average balance sheet levels during the first six months of 1995 was attributable to many factors, including increased trading and related hedging and funding activities.

For the first six months of 1995, average assets were $191 billion, up 6% versus $180 billion for the 1994 fourth quarter. Average liabilities rose 6% to $186 billion from $175 billion for the 1994 fourth quarter.

The major components of the net growth of average assets and liabilities are summarized in the table below:


                            Increase in
(In millions)              Average Assets        Percent Increase
- -------------              --------------        ----------------
Trading assets                 $ 5,614                  10 %
Securities borrowed            $ 5,161                  20 %
Resale agreements              $ 1,540                   3 %


                        Increase (Decrease) in   Percent Increase
                          Average Liabilities       (Decrease)
                        ----------------------   ----------------
Repurchase agreements          $ 9,056                  14 %
Trading liabilities            $ 3,389                  10 %
Securities loaned              $(1,653)                (27)%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities. The Corporation generally match-funds its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, for example, earning an interest spread on these transactions. In the first six months of 1995, inventory levels were higher due to increases in trading activity. On-balance-sheet hedges, included in trading assets and liabilities, were also up due, in part, to increased market activity during 1995. The Corporation uses hedges principally to reduce risk in connection with its trading activities. Repurchase and resale agreements rose during the first six months of 1995 as a result of an increase in match-funded transactions involving mainly U.S. Government and agency securities. Increased use of repurchase agreements as an alternate funding source for trading assets also led to higher repurchase agreement balances. Securities loaned balances were down primarily due to a decrease in match-funded activity. Securities borrowed balances increased due primarily to higher levels of trading liabilities and customer short positions, partially offset by lower match-funded activity. In addition, at June 30, 1995 and December 30, 1994 there were $2.8 billion and $1.1 billion, respectively, of securities borrowed/loaned with the same counterparties that the Corporation did not offset. In practice, the application of Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," varies among financial institutions with some entities offsetting these balances.

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

Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and those non-rated securities that, in the opinion of management, are non-investment grade. At June 30, 1995, long and short non-investment grade trading inventories accounted for 4.8% of aggregate consolidated trading inventories, compared with 4.3% at year-end 1994. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or counterparties engaged in highly leveraged transactions. In connection with these syndications, the Corporation may retain a residual portion of these loans. Loans to highly leveraged companies are carried at unpaid principal balances less a reserve for estimated losses. The allowance for loan losses is estimated based on a review of each loan, and considerations of economic, market, and credit conditions. At June 30, 1995 and December 30, 1994, there were no bridge loans outstanding.

The Corporation holds non-investment grade securities, direct equity investments in leveraged companies, and interests in partnerships that invest in leveraged transactions. Equity investments in privately held companies for which sale is restricted by government or contractual requirements are carried at the lower of cost or estimated net realizable value. The Corporation has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be determined on a select and limited basis.

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

The Corporation's insurance subsidiaries hold non-investment grade securities to support fixed-rate liabilities. As a percentage of total insurance investments, non-investment grade securities were 4.8%, compared with 5.5% at year-end 1994. Non-investment grade securities of insurance subsidiaries are classified as available-for-sale and are carried at fair value.

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions is provided below:

                                            JUNE 30,  DECEMBER 30,
(In millions)                                 1995        1994
- ------------------------------------------------------------------
Non-investment grade trading assets           $4,036        $3,309
Non-investment grade trading liabilities         455           456
Non-investment grade investments
 of insurance subsidiaries                       279           314
Loans (net of allowance for
 loan losses) (a)                                246           257
Equity investments (b)                           238           289
Partnership interests                            102            93
- ------------------------------------------------------------------
Additional commitments to invest in
 partnerships                                 $   87        $   80
Unutilized revolving lines of
 credit and other lending
 commitments                                      96            50
- ------------------------------------------------------------------

(a) Represented outstanding loans to 37 and 35 medium-sized companies at June 30, 1995 and December 30, 1994, respectively.
(b) Invested in 72 and 80 enterprises at June 30, 1995 and December 30, 1994, respectively.

At June 30, 1995, the largest non-investment grade concentration consisted of government and corporate obligations of a Latin American sovereign totaling $267 million, of which $47 million represented on-balance-sheet hedges for off-balance-sheet instruments. No one industry sector accounted for more than 19% of total non-investment grade positions. Included in the table above are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At June 30, 1995, the carrying value of these securities totaled $344 million, of which 88% resulted from the Corporation's market-making activities in such securities.

OTHER DEVELOPMENTS

On July 21, 1995, the Corporation and Smith New Court PLC ("Smith New Court"), a U.K.-based global securities firm, announced the terms of a cash offer under which the Corporation expects to acquire Smith New Court. In the proposed transaction, a wholly-owned subsidiary of the Corporation has offered to acquire all outstanding capital shares of Smith New Court for cash, with the aggregate offer valued at approximately $842 million. The transaction is conditioned on, among other things, the receipt of all required regulatory approvals and is expected to be completed late in the third quarter or early in the fourth quarter of 1995.

STATISTICAL DATA

Selected statistical data for the last five quarters is presented below for informational purposes:

(Dollars in millions,         2nd Qtr.   3rd Qtr.   4th Qtr.   1st Qtr.   2nd Qtr.
except per share amounts)      1994        1994       1994       1995       1995
- ---------------------------  ---------  ----------  ---------  ---------  ---------
PRIVATE CLIENT ACCOUNTS (a):
 Assets in Worldwide
  Private Client Accounts     $553,000   $571,000   $568,000   $603,000   $643,000
 Assets in Domestic
  Private Client Accounts     $523,000   $539,000   $537,000   $571,000   $608,000
 Assets under Professional
  Management:
   Money Markets              $ 65,000   $ 67,000   $ 67,000   $ 71,000   $ 76,000
   Equities                     35,000     38,000     37,000     38,000     42,000
   Fixed Income                 39,000     38,000     36,000     37,000     38,000
   Private Portfolio            17,000     19,000     20,000     20,000     20,000
   Insurance                     5,000      5,000      4,000      4,000      4,000
                              --------   --------   --------   --------   --------
 Subtotal                      161,000    167,000    164,000    170,000    180,000
   ML Consults                  15,300     15,400     14,400     14,900     15,700
                              --------   --------   --------   --------   --------
 TOTAL                        $176,300   $182,400   $178,400   $184,900   $195,700
                              ========   ========   ========   ========   ========
- -----------------------------------------------------------------------------------
UNDERWRITING (b):
 Global Debt and Equity:
   Volume                     $ 34,000   $ 30,200   $ 21,300   $ 27,600   $ 32,400
   Market Share                   13.8%      13.0%      10.0%      12.2%      11.8%
 U.S. Domestic Debt and
  Equity:
   Volume                     $ 28,200   $ 24,600   $ 18,000   $ 24,000   $ 27,200
   Market Share                   17.2%      16.7%      15.3%      16.9%      14.3%
- -----------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
   U.S. Domestic                38,400     38,650     38,700     38,550     38,200
   International                 4,800      5,000      5,100      5,050      5,100
                              --------   --------   --------   --------   --------
   TOTAL                        43,200     43,650     43,800     43,600     43,300
                              ========   ========   ========   ========   ========
Financial Consultants and
  Account Executives
  Worldwide                     13,200     13,300     13,400     13,500     13,600
Support Personnel to Producer
  Ratio (c)                       1.47       1.46       1.46       1.44       1.41
INCOME STATEMENT:
  Net Earnings                $  251.8   $  231.6   $  161.6   $  227.3   $  282.8
  Annualized Return on
   Average Common
   Stockholders' Equity           18.5%      16.9%      11.5%      16.7%      21.0%
  Earnings Per Common Share:
   Primary                    $   1.18   $   1.10   $    .76   $   1.08   $   1.40
   Fully Diluted              $   1.18   $   1.10   $    .75   $   1.08   $   1.39
BALANCE SHEET:
   Total Assets               $174,007   $168,395   $163,749   $176,733   $174,853
   Total Stockholders'
    Equity                    $  5,628   $  5,705   $  5,818   $  5,704   $  5,883
SHARE INFORMATION
   (in thousands):
   Weighted Average Shares
    Outstanding:
     Primary                   212,489    209,030    203,157    199,178    193,267
     Fully Diluted             212,489    209,030    203,618    199,178    195,159
   Common Shares
    Outstanding(d)             195,982    192,812    181,479    176,521    175,460
   Shares Repurchased            6,325      4,058     12,512      9,309      3,571

- -----------------------------------------------------------------------------------

(a) Client accounts were redefined in 1994 to include certain institutional private portfolio accounts.
(b) Full credit to book manager. All market share data is derived from Securities Data Co.
(c)  Support personnel includes sales assistants.
(d)  Does not include 7,255,040, 6,816,714, 6,427,091, 5,306,924, and 4,809,014
     unallocated reversion shares held in the Employee Stock Ownership Plan at period end July 1, 1994, September 30, 1994, December 30, 1994, March 31, 1995, and June 30, 1995, respectively, which are not considered outstanding for accounting purposes.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Since the filing of the Corporation's 1994 10-K and of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 1995 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1994 10-K.

Orange County Litigation.  The following developments have occurred since the
- -------------------------
filing of the First Quarter 1995 10-Q with respect to the civil actions filed against or on behalf of the Corporation arising out of the Corporation's business activities with Orange County related to transactions entered into on behalf of Orange County and the Pools.

In the Orange County Action that commenced on January 12, 1995, the Bankruptcy Court issued a Memorandum Opinion dated May 22, 1995 granting the defendants' motion to dismiss the Pools' bankruptcy petition. In addition, on June 6, 1995, Orange County filed an amended complaint adding claims under Sections 362, 502, 510, 549 and 922 of the Bankruptcy Code with respect to the Corporation's liquidation of certain securities, asserting as counterclaims all claims asserted by it in its original complaint, and asserting additional counterclaims for alleged violations of Sections 1709-10 of the California Civil Code, Section 182 of the California Penal Code and for aiding and abetting breach of fiduciary duty.

In the Darling Action, on July 6, 1995, the Superior Court of the State of California, County of Orange, dismissed all claims asserted against a subsidiary of the Corporation named as a defendant in that action.

The Lewis Action was dismissed on June 6, 1995 by the Superior Court of the State of California, Los Angeles County, on the basis of the forum non conveniens doctrine. On June 9, 1995, the plaintiff in that case filed a new action in the Supreme Court of the State of New York, New York County, naming as defendants 27 present or past directors and/or officers of the Corporation or certain of its subsidiaries, with the Corporation and certain of its subsidiaries being nominal defendants. This action has been consolidated with the Wilson Actions.

In the Smith Action, the United States District Court for the Central District of California entered an order on July 17, 1995 approving a stipulation among the parties dismissing the plaintiffs' claims brought under Sections 25400, 25401, 25500, 25501 and 25504.1 of the California Corporations Code without prejudice to the refiling of those claims in state court. This order further provided that the plaintiffs will not refile these claims in state court prior to 60 days after entry of the order and that certain tolling provisions shall govern any statute of limitations applicable to these claims.

GSLIC Litigation. The following developments have occurred since the filing of
- -----------------
the First Quarter 1995 10-Q with respect to the GSLIC Litigation. On July 14, 1995, an agreement was signed among the Receiver, MLPF&S, MLGSI and a former managing director of MLPF&S, along with certain other named defendants, to settle the Receiver Action. On July 17, 1995, the Fourth Judicial Circuit Court in Duval County, Florida entered an order in the Receiver Action severing for purposes of trial the claims against the settling defendants and otherwise staying all further proceedings in respect of such defendants. Following the execution of final settlement documentation and receipt of court approval in respect thereof, on the terms set forth in the settlement, the Corporation will pay $45 million to the Receiver, and the Receiver's claims against MLPF&S, MLGSI and a former managing director of MLPF&S will be dismissed in their entirety.

On August 10, 1995, an agreement was signed among the RTC, MLPF&S, MLGSI and a former managing director of MLPF&S to settle the RTC Action, as well as all other pending litigations brought by the RTC against the Corporation or its affiliates. Under the agreement, the Corporation will pay $4.5 million to the RTC in respect of the RTC Action, and the RTC's claims against MLPF&S, MLGSI and a former director of MLPF&S will be dismissed in their entirety.

For more detailed information regarding litigation matters involving the Corporation, see "Item 3. - Legal Proceedings" in the 1994 10-K.

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

     (11) Statement re: computation of per common share earnings.

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

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

     (i) Current Report dated April 18, 1995 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three-month period ended March 31, 1995.

     (ii) Current Report dated May 2, 1995 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of March 31, 1995.

     (iii) Current Report dated May 23, 1995 for the purpose of filing the form of Registrant's Warrant Agreement relating to the Corporation's Greater of U.S. Dollar/Deutsche Mark - U.S. Dollar/Japanese Yen Put Currency Warrants, expiring May 15, 1997.

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


                                        MERRILL LYNCH & CO., INC.
                                        -------------------------
                                              (Registrant)


Date:  August 11, 1995         By:      /s/ Joseph T. Willett
                                        -------------------------
                                        Joseph T. Willett
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibits

(11) Statement re: computation of per common share earnings.

(12) Statement re: computation of ratios.

(15) Letter re: unaudited interim financial information.

(27) Financial Data Schedule. (The Financial Data Schedule to be contained in this Exhibit 27 is required to be submitted only in the Corporation's electronic filing of this Quarterly Report on Form 10-Q by means of the EDGAR System.)