Form 10-Q
period 1995-09-29
MERRILL LYNCH & CO INC
filed 1995-11-13
CIK 65100

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995
                               ------------------

Commission File Number 1-7182
                      -----------

                           MERRILL LYNCH & CO., INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-2740599
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       WORLD FINANCIAL CENTER, NORTH TOWER,
       NEW YORK, NEW YORK                                 10281-1332
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                            (212) 449-1000
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

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

                      175,716,794 shares of Common Stock*
               (as of the close of business on November 3, 1995)

* Does not include 4,375,113 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                    Part I. FINANCIAL INFORMATION
                    -----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED
                                          --------------------------   PERCENT
                                            SEPT. 29,      SEPT. 30,   INCREASE
(In Thousands, Except Per Share Amounts)      1995           1994     (DECREASE)
                                           ----------     ----------  ----------
REVENUES
Commissions .............................  $  829,125     $  673,551       23%
Interest and dividends ..................   3,003,864      2,438,760       23
Principal transactions ..................     663,139        653,691        1
Investment banking ......................     353,760        245,489       44
Asset management and portfolio
  service fees ..........................     484,056        431,374       12
Other ...................................      97,202         87,358       11
                                           ----------     ----------     ----
Total Revenues ..........................   5,431,146      4,530,223       20
  Interest Expense ......................   2,748,708      2,227,978       23
                                           ----------     ----------     ----
Net Revenues ............................   2,682,438      2,302,245       17%
                                           ----------     ----------     ----
NON-INTEREST EXPENSES
Compensation and benefits ...............   1,392,445      1,179,031       18
Occupancy ...............................     113,461        106,366        7
Communications and equipment rental .....     122,474        110,945       10
Depreciation and amortization ...........      92,707         83,301       11
Advertising and market development ......     102,012         96,321        6
Professional fees .......................     113,832         88,799       28
Brokerage, clearing, and exchange fees...      88,663         82,690        7
Other ...................................     171,367        165,270        4
                                           ----------     ----------     ----
Total Non-Interest Expenses .............   2,196,961      1,912,723       15
                                           ----------     ----------     ----
EARNINGS BEFORE INCOME TAXES ............     485,477        389,522       25
Income tax expense ......................     185,121        157,943       17
                                           ----------     ----------     ----
NET EARNINGS ............................  $  300,356     $  231,579       30%
                                           ==========     ==========     ====
NET EARNINGS APPLICABLE TO COMMON
  STOCKHOLDERS ..........................  $  288,585     $  229,861       26%
                                           ==========     ==========     ====
EARNINGS PER COMMON SHARE:
  Primary ...............................  $     1.47     $     1.10       34%
                                           ==========     ==========     ====
  Fully diluted .........................  $     1.46     $     1.10       33%
                                           ==========     ==========     ====
DIVIDEND PAID PER COMMON SHARE ..........  $      .26     $      .23
                                           ==========     ==========
AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary ...............................     196,395        209,030
                                           ==========     ==========
  Fully diluted .........................     197,157        209,030
                                           ==========     ==========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                              --------------------------    PERCENT
                                                                SEPT. 29,    SEPT. 30,      INCREASE
(In Thousands, Except Per Share Amounts)                          1995         1994        (DECREASE)
                                                              -----------   ----------     ----------
REVENUES
Commissions ................................................. $ 2,279,432   $ 2,232,328             2%
Interest and dividends ......................................   9,328,638     6,955,987            34
Principal transactions ......................................   1,952,572     1,881,235             4
Investment banking ..........................................     937,603     1,011,890            (7)
Asset management and portfolio
  service fees ..............................................   1,396,988     1,307,532             7
Other .......................................................     324,784       360,362           (10)
                                                              -----------   -----------          ----
Total Revenues ..............................................  16,220,017    13,749,334            18
  Interest Expense ..........................................   8,567,902     6,217,542            38
                                                              -----------   -----------          ----
Net Revenues ................................................   7,652,115     7,531,792             2
                                                              -----------   -----------          ----
NON-INTEREST EXPENSES
Compensation and benefits ...................................   3,971,088     3,825,998             4
Occupancy ...................................................     332,823       327,948             1
Communications and equipment rental .........................     351,065       322,391             9
Depreciation and amortization ...............................     267,344       238,067            12
Advertising and market development ..........................     284,265       294,071            (3)
Professional fees ...........................................     318,110       270,101            18
Brokerage, clearing, and exchange fees.......................     266,396       256,645             4
Other .......................................................     532,455       522,179             2
                                                              -----------   -----------          ----
Total Non-Interest Expenses .................................   6,323,546     6,057,400             4
                                                              -----------   -----------          ----
EARNINGS BEFORE INCOME TAXES ................................   1,328,569     1,474,392           (10)
Income tax expense ..........................................     518,142       619,245           (16)
                                                              -----------   -----------          ----
NET EARNINGS ................................................ $   810,427   $   855,147            (5)%
                                                              ===========   ===========          ====
NET EARNINGS APPLICABLE TO COMMON
  STOCKHOLDERS .............................................. $   774,802   $   850,553            (9)%
                                                              ===========   ===========          ====
EARNINGS PER COMMON SHARE:
  Primary ................................................... $      3.95   $      3.98            (1)%
                                                              ===========   ===========          ====
  Fully diluted ............................................. $      3.90   $      3.97            (2)%
                                                              ===========   ===========          ====
DIVIDENDS PAID PER COMMON SHARE ............................. $       .75   $       .66
                                                              ===========   ===========
AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary ...................................................     196,280       213,935
                                                              ===========   ===========
  Fully diluted .............................................     198,755       214,050
                                                              ===========   ===========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)                SEPT. 29,     DEC. 30,
ASSETS                                                            1995          1994
------------------------------------------------------------- ------------  ------------
CASH AND CASH EQUIVALENTS.................................... $  2,932,966  $  2,311,743
                                                              ------------  ------------
CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS...................    5,360,550     4,953,062
                                                              ------------  ------------
MARKETABLE INVESTMENT SECURITIES.............................    2,321,681     2,325,453
                                                              ------------  ------------
TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock...........................   18,254,829    14,818,157
Contractual agreements.......................................   11,463,086     9,519,105
U.S. Government and agencies.................................    8,992,533     8,196,584
Non-U.S. governments and agencies............................    8,946,106     6,468,341
Equities and convertible debentures..........................    9,875,225     6,263,492
Mortgages and mortgage-backed................................    2,923,718     5,223,809
Municipals...................................................      996,174     1,291,688
Money markets................................................    1,551,538       957,589
                                                              ------------  ------------
Total........................................................   63,003,209    52,738,765
                                                              ------------  ------------
RESALE AGREEMENTS............................................   45,501,860    44,459,036
                                                              ------------  ------------
SECURITIES BORROWED..........................................   23,619,471    20,993,302
                                                              ------------  ------------
RECEIVABLES
Customers (net of allowance for doubtful accounts of
  $47,754 in 1995 and $42,290 in 1994).......................   14,941,065    14,030,466
Brokers and dealers..........................................   10,999,592     6,486,879
Interest and other...........................................    4,005,927     4,360,693
                                                              ------------  ------------
Total........................................................   29,946,584    24,878,038
                                                              ------------  ------------
INVESTMENTS OF INSURANCE SUBSIDIARIES........................    5,709,734     5,719,345

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
  LOAN LOSSES OF $181,806 IN 1995 AND $180,799 IN 1994)......    2,672,601     1,586,718

OTHER INVESTMENTS............................................      949,015       887,626

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
  (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
  OF $2,167,374 IN 1995 AND $1,867,476 IN 1994)..............    1,608,225     1,587,639

OTHER ASSETS.................................................    1,846,791     1,308,600
                                                              ------------  ------------
TOTAL ASSETS................................................. $185,472,687  $163,749,327
                                                              ============  ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)               SEPT. 29,      DEC. 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1995          1994
------------------------------------------------------------- ------------  ------------
LIABILITIES

REPURCHASE AGREEMENTS........................................ $ 54,274,118   $ 51,864,594
                                                              ------------   ------------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS.............   31,762,286     26,439,645
                                                              ------------   ------------
TRADING LIABILITIES, AT FAIR VALUE
U.S. Government and agencies.................................   10,169,694     15,989,928
Contractual agreements.......................................   11,550,244      8,381,946
Non-U.S. governments and agencies............................    7,507,530      4,009,757
Equities and convertible debentures..........................    6,197,449      3,990,146
Corporate debt and preferred stock...........................    1,772,335      2,564,192
Municipals...................................................      100,523        165,906
                                                              ------------   ------------
Total........................................................   37,297,775     35,101,875
                                                              ------------   ------------
CUSTOMERS....................................................   10,527,590     11,608,891

INSURANCE....................................................    5,443,687      5,689,513

BROKERS AND DEALERS..........................................   14,973,504      4,637,957

OTHER LIABILITIES AND ACCRUED INTEREST.......................    8,959,967      7,725,924

LONG-TERM BORROWINGS.........................................   16,156,414     14,863,383
                                                              ------------   ------------
TOTAL LIABILITIES............................................  179,395,341    157,931,782
                                                              ------------   ------------
STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY...............................      618,800        618,800
                                                              ------------   ------------
COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
  authorized: 500,000,000 shares;
  issued: 1995 and 1994 - 236,330,162 shares.................      315,105        315,105
Paid-in capital..............................................    1,216,025      1,196,093
Foreign currency translation adjustment......................      (29,596)         3,703
Net unrealized gains (losses) on investment securities
  available-for-sale (net of applicable income tax
  expense (benefit) of $3,284 in 1995 and ($30,924)
  in 1994)...................................................        6,404        (56,957)
Retained earnings............................................    6,246,482      5,605,616
                                                              ------------   ------------
    Subtotal.................................................    7,754,420      7,063,560

Less:
  Treasury stock, at cost:
    1995 - 56,453,746 shares;
    1994 - 48,423,944 shares.................................    1,998,751      1,627,108
  Unallocated ESOP reversion shares, at cost:
    1995 - 4,375,113 shares;
    1994 - 6,427,091 shares..................................       68,908        101,227
  Employee stock transactions................................      228,215        136,480
                                                              ------------   ------------
TOTAL COMMON STOCKHOLDERS' EQUITY............................    5,458,546      5,198,745
                                                              ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...................................    6,077,346      5,817,545
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................... $185,472,687   $163,749,327
                                                              ============   ============
BOOK VALUE PER COMMON SHARE.................................. $      31.30   $      28.87
                                                              ============   ============

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                              --------------------------
(In Thousands)                                                 SEPT. 29,       SEPT. 30,
                                                                  1995           1994
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................. $   810,427    $    855,147
Noncash items included in earnings:
  Depreciation and amortization..............................     267,344         238,067
  Policyholder reserves......................................     224,651         275,000
  Other......................................................     534,011         582,145

(Increase) decrease in operating assets:
  Trading assets.............................................  (9,275,063)     (2,307,058)
  Cash and securities segregated for regulatory purposes
    or deposited with clearing organizations.................    (407,488)     (1,243,832)
  Securities borrowed........................................  (2,626,169)     (1,560,915)
  Customers..................................................    (926,245)        (47,985)
  Maturities and sales of trading investment securities......           -         128,387
  Purchases of trading investment securities.................           -        (125,079)
  Other......................................................  (1,086,283)     (1,611,000)

Increase (decrease) in operating liabilities:
  Trading liabilities........................................    1,339,791     14,304,785
  Customers..................................................   (2,240,957)    (3,050,557)
  Insurance..................................................     (566,309)    (1,673,863)
  Other......................................................    8,253,781      1,839,959
                                                              ------------   ------------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.............   (5,698,509)     6,603,201
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities................    1,171,015      2,147,478
  Sales of available-for-sale securities.....................      864,936      1,031,715
  Purchases of available-for-sale securities.................   (1,993,383)    (1,771,271)
  Maturities of held-to-maturity securities..................      890,111      1,211,609
  Purchases of held-to-maturity securities...................     (767,122)    (1,590,946)
  Purchase of Smith New Court, net of cash acquired..........     (601,486)             -
  Other investments and other assets.........................     (145,528)      (235,280)
  Property, leasehold improvements, and equipment............     (255,634)      (287,758)
                                                              ------------   ------------
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.............     (837,091)       505,547
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements............    1,366,700     (9,083,444)
  Commercial paper and other short-term borrowings...........    5,322,641      1,046,652
  Issuance and resale of long-term borrowings................    7,616,340      9,063,820
  Settlement and repurchase of long-term borrowings..........   (6,369,126)    (6,827,946)
  Common stock transactions..................................     (610,172)      (604,154)
  Dividends..................................................     (169,560)      (136,604)
                                                              ------------   ------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.............    7,156,823     (6,541,676)
                                                              ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS........................      621,223        567,072
Cash and cash equivalents, beginning of year.................    2,311,743      1,783,408
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $  2,932,966   $  2,350,480
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $356,533 in 1995 and $1,051,784 in 1994.
  Interest totaled $8,308,770 in 1995 and $6,138,752 in 1994.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITY:

As part of the consideration for Smith New Court, the Corporation issued approximately $115 million of unsecured floating rate notes due December 31, 2000 (the "Notes"). The Notes are redeemable at the option of the holders on any quarterly interest payment date on or after December 31, 1996.

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 29, 1995

BASIS OF PRESENTATION

The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of Merrill Lynch & Co., Inc. and all significant subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances and transactions have been eliminated. The December 30, 1994 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and nine-month periods ended September 29, 1995 are unaudited; however, in the opinion of the management of the Corporation, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 30, 1994 ("1994 10-K"). The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1995 presentation.

ACCOUNTING CHANGES

In the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize rights to service mortgage loans as separate assets for originated as well as purchased mortgages. Additionally, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The impact of this pronouncement on the Corporation's financial statements as of September 29, 1995 was not material.

In the first quarter of 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Corporation's financial statements as of September 29, 1995 was not material.

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

The table that follows provides the activity for the net unrealized gains (losses) recorded in stockholders' equity for available-for-sale investments:

                                                     Sept. 29,   Dec. 30,
(In thousands)                                          1995       1994
--------------                                       --------   ---------
Net unrealized gains (losses) on investment
  securities available-for-sale                      $261,618   $(410,068)
Adjustments for policyholder liabilities              (95,832)    214,537
Adjustments for deferred policy acquisition costs     (68,217)     73,802
Deferred income tax (expense) benefit                 (34,208)     43,417
                                                     --------   ---------
Net activity                                           63,361     (78,312)
Net unrealized (losses) gains on investment
  securities classified as available-for-sale,
  beginning of year                                   (56,957)     21,355
                                                     --------   ---------
Net unrealized gains (losses) on investment
  securities classified as available-for-sale,
  end of period                                      $  6,404   $ (56,957)
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

In the 1995 third quarter, gross realized gains and losses related to available-for-sale investment securities were $9.7 million and $9.3 million, respectively, compared to $14.0 million and $6.6 million, respectively, in the 1994 third quarter. For the nine-month period ended September 29, 1995, gross realized gains and losses related to available-for-sale investment securities were $21.6 million and $19.8 million, respectively, compared to $20.0 million and $14.3 million, respectively, for the nine-month period ended September 30, 1994. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses. Net unrealized gains from trading investment securities included in the 1995 three- and nine-month Statements of Consolidated Earnings were $31 thousand and $54 thousand, respectively, compared to gains of $2.4 million and losses of $9.1 million, respectively, for the 1994 three- and nine-month periods.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $2.4 million and $4.8 million for the third quarters of 1995 and 1994, respectively. For the nine-month periods ended September 29, 1995 and September 30, 1994, payments in lieu of dividends were $8.6 million and $19.5 million, respectively.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at September 29, 1995 and December 30, 1994 follow:

                                                  Sept. 29,  Dec. 30,
(In millions)                                       1995       1994
-------------                                     --------   -------
Commercial paper                                   $16,048   $14,759
Demand and time deposits                             8,814     7,578
Securities loaned                                    4,453     2,180
Bank loans and other                                 2,447     1,923
                                                   -------   -------
  Total                                            $31,762   $26,440
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

The contractual or notional amounts of derivative financial instruments provide only a measure of involvement in these types of transactions and do not represent the amounts subject to the various risks set forth below. The contractual or notional amounts of these instruments used for trading purposes by type of risk follow:

(In billions)
-------------          Interest Rate    Currency    Equity Price  Commodity Price
Sept. 29, 1995           Risk (a)       Risk (a)        Risk          Risk
--------------         -------------    --------    ------------  ---------------
Swap agreements            $786           $ 98           $ 5           $ 4
Futures contracts          $215           $  1           $ 5           $ 4
Options held               $ 50           $ 28           $33           $ 4
Options written            $100           $ 39           $33           $ 9
Forward contracts          $ 38           $131           $ -           $33

December 30, 1994
-----------------
Swap agreements            $653           $ 73           $ 2           $ 2
Futures contracts          $172           $  -           $ 2           $ 2
Options held               $ 75           $ 22           $22           $12
Options written            $ 74           $ 22           $21           $ 7
Forward contracts          $ 29           $103           $ -           $ 7

(a) A number of the Corporation's foreign currency contracts are subject to both interest rate and currency risk.

The contractual or notional amounts of derivative financial instruments used for purposes other than trading follow:

(In billions)                     Sept. 29,   December 30,
-------------                        1995         1994
                                  ---------   ------------
Interest rate swap contracts         $32          $22
Foreign exchange contracts           $ 2          $ 3
Equity options held                  $ 1          $ 1

Most of the above transactions are entered into with the Corporation's swaps and foreign exchange dealer subsidiaries which intermediate interest rate and currency risk with third parties in the normal course of their trading activities.

In the normal course of business, the Corporation obtains letters of credit to satisfy various collateral requirements in lieu of the Corporation depositing securities or cash. At September 29, 1995, letters of credit aggregating $1,702 million were used for this purpose.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of September 29, 1995 would not have a material effect on the consolidated financial condition of the Corporation.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 29, 1995, MLPF&S's regulatory net capital of $1,278 million was 9% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $989 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the Capital Adequacy Rule under the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 29, 1995, MLGSI's liquid capital of $720 million was 253% of its total market and credit risk, and liquid capital in excess of the minimum required was $379 million.

Merrill Lynch International Limited ("MLIL"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Regulatory capital, as defined, must exceed the total financial resources requirement of the SFA. At September 29, 1995, MLIL's regulatory capital was $1,328 million and exceeded the minimum requirement by $313 million.

LITIGATION MATTER

On January 12, 1995, an action was commenced in the United States Bankruptcy Court for the Central District of California by Orange County, California ("Orange County") and The Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in that Court on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with Orange County. In addition, other actions have been brought against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in Federal and state courts in California, New York, and Illinois. Some of these actions are class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with Orange County and the Pools, or from the purchase of debt instruments issued by Orange County that were underwritten by MLPF&S. See "Commitments and Contingencies" in the notes to the audited consolidated financial statements contained in the 1994 10-K as well as "Legal Proceedings" in the Corporation's 1994 10-K and 1995 quarterly reports on Form 10-Q.

SMITH NEW COURT PLC

During the 1995 third quarter, Merrill Lynch Investments PLC, a wholly-owned subsidiary of the Corporation, acquired substantially all of the outstanding shares of Smith New Court PLC ("Smith New Court"), a U.K.-based global securities firm, for approximately $800 million. As a result of the acquisition, the

Corporation recorded approximately $550 million of goodwill, which is being amortized on a straight-line basis over 15 years. The Corporation's third quarter 1995 results include those of Smith New Court since mid-August 1995, as well as approximately $4 million of goodwill amortization and approximately $7 million of integration costs related to the acquisition.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of September 29, 1995, and the related condensed statements of consolidated earnings for the three- and nine-month periods ended September 29, 1995 and September 30, 1994 and consolidated cash flows for the nine-month periods ended September 29, 1995 and September 30, 1994. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

New York, New York
November 10, 1995

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

Financial markets, which were particularly weak during the last half of 1994, improved during 1995 as a result of a steadying U.S. economy, declining interest rates, and heightened investor activity. Inflationary fears eased throughout 1995 as key U.S. economic statistics indicated that the economy was stabilizing with slow to moderate growth, and the Federal Reserve decreased interest rates in July following seven rate increases since February 1994. Investors reacted favorably to these events and were more active in stock and bond markets during 1995, particularly in the second and third quarters.

Retail investor activity increased as long-term interest rates generally declined in the 1995 second and third quarters and domestic equity markets advanced to record levels. As a result, commission revenues and asset management and portfolio service fees increased industrywide. Sales of mutual funds benefited from strong U.S. equity markets and a shift from foreign to domestic stock funds. Heightened investor activity and appreciated asset values also contributed to increased fee-based revenues during the period.

The Dow Jones Industrial Average ("DJIA") daily closing index for the 1995 third quarter averaged 4,688, 23% above the 1994 third quarter average closing index and 7% above the 1995 second quarter average close. The DJIA reached a record high close of 4,802 during the 1995 third quarter and closed at 4,789 at quarter-end, up 25% from the 1994 third quarter close. The New York Stock Exchange ("NYSE") average daily trading volume was a record 341 million shares in the 1995 third quarter, 24% above the average volume in the 1994 third quarter. The Nasdaq composite index also showed significant gains, particularly in the technology sector, advancing 37% from the third quarter of 1994 and 12% from the 1995 second quarter, to close at 1,044. The Nasdaq average daily trading volume was a record 443 million shares in the 1995 third quarter, 58% above the average volume in the 1994 third quarter.

In the bond markets, the yield on the 30-year U.S. Treasury bond rose to almost 7% during the 1995 third quarter before closing at 6.50% at the end of the quarter. The 1995 third quarter close was down from 6.62% at the end of the 1995 second quarter and 7.82% from the end of the 1994 third quarter.

Domestic underwriting volume was up industrywide in the 1995 third quarter to $212.7 billion, with issuances of stocks and bonds increasing 9% from the 1995 second quarter and 45% from the 1994 third quarter, according to Securities Data Co. Investment banking revenues, particularly underwritings, benefited from increased issuer activity in the 1995 third quarter attributable to robust domestic equity markets and heightened investor demand. New stock offerings reached their highest levels since the first quarter of 1994, benefiting from the rise in stock prices throughout 1995. Issuances of investment-grade debt increased, particularly in the U.S. government agency sector, due to favorable bond yields coupled with a continued flattening of the yield curve. Asset-backed securities issuances continued at a record pace, primarily due to expansion of the credit card segment. Issuances of mortgage-backed securities, which tend to be longer term and more volatile than asset-backed securities, improved somewhat from the beginning of 1995, but remained weak when compared to a year ago. Underwriting activity in municipal securities remained weak in 1995 as discussions on possible tax law changes reduced investor demand for tax-exempt investments.

Strategic services revenues continued to improve in the 1995 third quarter due to record merger and acquisition volume, with increased activity in various industries, including banking, media and entertainment, utilities, and healthcare.

Although trading volumes were higher in the 1995 third quarter as compared to the 1994 third quarter, trading results were mixed. Trading results in equity securities improved industrywide from the 1994 third quarter, due to strong gains and higher volumes across most major stock market indices. Convertible securities benefited from low interest rates, rising stock prices, and increased demand. Foreign exchange trading revenues improved as the U.S. dollar recovered against the Japanese yen and German mark, while trading revenues from municipal securities were weak due to low interest rates and reduced investor demand.

The Corporation's 1995 third quarter net earnings were up 30% from third quarter levels of a year ago, and up 6% from the 1995 second quarter. These improved results were attributable to favorable market conditions and the Corporation's diversified global revenue base, appropriate risk management activities, and continued efforts to control fixed expenses and discretionary costs.

THIRD QUARTER 1995 VERSUS THIRD QUARTER 1994

The discussion that follows emphasizes the comparison between the third quarters of 1995 and 1994 and presents additional information on the comparison between the respective nine-month periods, when relevant.

Net earnings for the 1995 third quarter were $300.4 million, up $68.8 million (30%) from the $231.6 million reported in last year's third quarter. Third quarter earnings per common share were $1.47 primary and $1.46 fully diluted, compared with $1.10 primary and fully diluted in the 1994 third quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1995 third quarter totaled $288.6 million, up $58.7 million (26%) from $229.9 million in the prior year's quarter. The Corporation's weighted average shares outstanding declined from the 1994 third quarter due primarily to share repurchases. The Corporation repurchased 27.1 million shares of its common stock since the end of the 1994 third quarter, including 1.7 million shares in the 1995 third quarter.

For the first nine months of 1995, net earnings were $810.4 million, down $44.7 million (5%) from the $855.1 million reported in the prior year period. Earnings per common share were $3.95 primary and $3.90 fully diluted, compared to $3.98 primary and $3.97 fully diluted in the comparable 1994 period. After deducting preferred stock dividends, net earnings applicable to common stockholders in the first three quarters of 1995 totaled $774.8 million, down $75.8 million
(9%) from $850.6 million in the comparable 1994 period.

During the 1995 third quarter, Merrill Lynch Investments PLC, a wholly-owned subsidiary of the Corporation, acquired substantially all of the outstanding shares of Smith New Court PLC ("Smith New Court"), a U.K.-based global securities firm, for approximately $800 million. As a result of the acquisition, the Corporation recorded approximately $550 million of goodwill, which is being amortized on a straight-line basis over 15 years. The Corporation's third quarter 1995 results include those of Smith New Court since mid-August 1995, as well as approximately $4 million of goodwill amortization and approximately
$7 million of integration costs related to the acquisition.

The Corporation's pretax profit margin in the 1995 third quarter was 18.1% versus 16.9% in the year-ago period. The net profit margin increased to 11.2% in the 1995 third quarter, compared with 10.1% in the 1994 third quarter. Total revenues increased 20% from the 1994 third quarter to $5,431 million, with increases in all operating revenue categories. Revenues after interest expense (net revenues) increased 17% from the year-ago period to $2,682 million. Non-interest expenses totaled $2,197 million in the 1995 third quarter, up 15% from the year-earlier period as increased profitability and business activity led to higher levels of compensation and benefits expense.

Commission revenues were $829 million, up 23% from the 1994 third quarter. Commissions from listed securities increased 28% to $404 million as a result of higher volumes. Mutual fund commissions were up 16% from the year-ago period to $252 million. Mutual fund sales increased, particularly in offshore, fixed income, and equity funds, as investors were more active due to improved performance in both the stock and bond markets. Revenues from mutual fund sales for the 1995 nine-month period, however, were down 7% from the comparable 1994 period to $656 million, as most stock and bond mutual funds declined in value after the strong 1994 first quarter, affecting volume through the first quarter of 1995.

Other commission revenues increased 22% from the 1994 third quarter to $173 million due primarily to increased commissions from over-the-counter securities, options, and insurance products, partially offset by lower commissions from commodities transactions.

Net interest and dividend profit rose 21% from the 1994 third quarter to $255 million as a result of higher levels of interest-earning assets relative to interest-bearing liabilities. Interest and dividend revenues advanced 23% over the year-ago period to $3,004 million due primarily to growth in collateralized lending activities, partially offset by declining interest rates. Interest expense, which includes dividend expense, rose 23% from the 1994 third quarter to $2,749 million as a result of increased levels of interest-bearing liabilities primarily related to the Corporation's funding activities, partially offset by a decrease in interest rates.

 Significant components of interest and dividend revenues and interest expense for the three- and nine-month periods ended September 29, 1995 and September 30, 1994 follow:

                         Three Months Ended         Nine Months Ended
                        --------------------     -----------------------
(In millions)           Sept. 29,  Sept. 30,     Sept. 29,     Sept. 30,
-------------             1995        1994         1995          1994
                        ---------  ---------     ---------     ---------
Interest and
  dividend revenues:
Trading assets           $  867     $  881        $2,877        $2,620
Resale agreements           613        494         2,154         1,205
Securities borrowed         846        532         2,359         1,635
Margin lending              359        268         1,017           721
Other                       319        264           922           775
                         ------     ------        ------        ------
  Total                   3,004      2,439         9,329         6,956
                         ------     ------        ------        ------
Interest expense:
Borrowings                1,162        827         3,299         2,429
Repurchase agreements       833        658         2,804         1,675
Trading liabilities         492        547         1,692         1,505
Other                       262        196           773           609
                         ------     ------        ------        ------
  Total                   2,749      2,228         8,568         6,218
                         ------     ------        ------        ------
Net interest and
  dividend profit        $  255     $  211        $  761        $  738
                         ======     ======        ======        ======

Included in the "Borrowings" caption above is interest related to hedges on the Corporation's long-term borrowings. As part of the Corporation's asset, liability, and liquidity management strategies, substantially all U.S. dollar and foreign currency denominated fixed-rate, long-term borrowings are swapped into floating interest rate liabilities. These liability hedges are in the form of interest rate and currency swap agreements. Interest obligations on variable-rate debt may also be modified through swap agreements that change the underlying interest rate basis or reset frequency. Contractual agreements used to modify payment obligations, principally related to long-term borrowings, decreased interest expense by approximately $13 million and $32 million for the 1995 three- and nine-month periods, respectively, and approximately $40 million and $156 million for the 1994 three- and nine-month periods, respectively.

Principal transactions revenues increased 1% from the 1994 third quarter to $663 million. Taxable fixed-income trading revenues totaled $145 million, down 16% from a year ago. Non-U.S. governments and agencies securities benefited from higher trading activity, particularly in Australian government instruments. Trading revenues from money market products benefited from increased variable and floating rate note activity in European markets. High-yield debt trading revenues increased due to higher revenues from bank loan trading as a result of improvements in credit ratings of certain issuers. Trading revenues from corporate bonds and preferred stock advanced due primarily to higher demand for fixed-rate preferred issues. Taxable fixed-income principal transactions revenues were negatively affected by a loss in mortgage-backed securities due to reduced market liquidity for non-generic products. Nevertheless, trading results from mortgage-backed products, which include net interest revenues, were positive. Trading revenues in U.S.

 Government and agencies securities were down from a year ago as lower interest rates in the current quarter reduced volatility. Taxable fixed-income trading revenues were up 2% to $439 million for the first nine months of 1995 compared to the year-ago period, as higher revenues from corporate bonds and preferred stock, non-U.S. governments and agencies, and high-yield debt were substantially offset by declines in mortgage-backed products and U.S. Government and agencies securities.

 Interest rate and currency swap revenues decreased 22% from the 1994 third quarter to $160 million. Trading revenues from U.S. dollar denominated transactions were down due to reduced volume and lower margins. Interest rate and currency swap revenues were up 6% to $589 million for the first nine months of 1995, primarily due to increased trading activity in non-U.S. dollar denominated transactions compared to the year-ago period.

 Equities and equity derivatives trading revenues increased 64% from the 1994 third quarter to $256 million. International equities trading revenues increased due to improved market conditions in the U.K. as well as Smith New Court activity. Over-the-counter equities trading revenues benefited from increased Nasdaq volume, primarily driven by technology stocks. Trading revenues from convertible securities increased as a result of higher trading volumes. Trading revenues in equity derivatives were down due to less favorable market conditions.

 Municipal securities revenues declined 29% from last year's third quarter to $69 million as discussions of possible tax law changes weakened retail investor demand for tax-exempt investments.

 Foreign exchange and commodities trading revenues increased 41% from the 1994 third quarter to $33 million. Increases in foreign exchange trading revenues, which resulted from higher customer volume caused by the strengthening of the U.S. dollar versus the Japanese yen and the German mark, were partially offset by a decrease in commodities trading activity.

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

The table that follows provides information on aggregate trading profits, including net interest for the three and nine months ended September 29, 1995 and September 30, 1994. Principal transactions revenues are based on financial reporting categories. Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, which considers the underlying liquidity of these positions.

                                          Principal              Net Interest                Net
                                        Transactions                Revenue                 Trading
(In millions)                             Revenues                 (Expense)                Revenue
-------------                       -------------------        ------------------      -----------------
Three Months                         1995         1994         1995         1994        1995       1994
------------                        ------       ------        -----        -----      ------     ------
Taxable fixed-income                $  145       $  171        $  56        $  60      $  201     $  231
Interest rate and currency
  swaps                                160          205          (22)         (11)        138        194
Equity and equity
  derivatives                          256          156          (12)         (31)        244        125
Municipals                              69           98            1            1          70         99
Foreign exchange and
  commodities                           33           24           (5)           1          28         25
                                    ------       ------        -----        -----      ------     ------
    Total                           $  663       $  654        $  18        $  20      $  681     $  674
                                    ======       ======        =====        =====      ======     ======

Nine Months
-----------
Taxable fixed-income                $  439       $  429        $ 218        $ 274      $  657     $  703
Interest rate and currency
  swaps                                589          557          (51)           5         538        562
Equity and equity
  derivatives                          649          546          (55)         (84)        594        462
Municipals                             210          275           (1)           5         209        280
Foreign exchange and
  commodities                           66           74          (16)           1          50         75
                                    ------       ------        -----        -----      ------     ------
    Total                           $1,953       $1,881        $  95        $ 201      $2,048     $2,082
                                    ======       ======        =====        =====      ======     ======

Investment banking revenues were $354 million, up 44% from the 1994 third quarter. Underwriting revenues for the 1995 third quarter were $263 million, up 42% from the 1994 third quarter as higher revenues from equities, high-yield debt, and corporate bond and preferred stock issuances were partially offset by declines in convertible securities and private placement issuances.

The Corporation remained the top underwriter of debt and equity securities, in the aggregate, with a 1995 third quarter market share of 16.5% domestically and 13.9% worldwide, and a nine-month market share of 15.7% domestically and 12.5% worldwide, according to Securities Data Co.

Strategic services revenues rose 52% from the 1994 third quarter to $91 million, benefiting from increased merger and acquisition advisory assignments primarily in the healthcare, media, and manufacturing sectors.

Investment banking revenues were $938 million for the 1995 nine-month period, down 7% from the comparable 1994 period, as domestic and global industrywide underwriting volumes were down 6% and 8%, respectively, compared to volumes in the first nine months of 1994. Underwriting revenues were lower, particularly in equities, private placements, high-yield securities, and mortgage-backed products. Strategic services revenues, strong throughout

 1995, advanced 36% over the year-ago period due to increased merger and acquisition activity.

 Asset management and portfolio service fees rose 12% from the 1994 third quarter to a record $484 million, due to increases in asset management, mutual fund transfer agency, and mortgage servicing fees.

 Asset management fees increased 10% from the 1994 third quarter to $220 million due primarily to growth in money market and stock funds. Assets under management by Merrill Lynch Asset Management, L.P. ("MLAM") rose 13% to $189 billion at quarter-end, compared with $167 billion at the close of the 1994 third quarter, reflecting both inflows of client assets and higher portfolio values.

 Mutual fund transfer agency fees rose 24% from the 1994 third quarter to $35 million due to increases in both the number of accounts and the average annual fees generated per account. Mortgage servicing fees rose 82% to $14 million.

 Other revenues were $97 million, up 11% from $87 million reported in the 1994 third quarter due to small net investment gains in the 1995 third quarter. Other revenues were down 10% to $325 million for the first nine months, compared with $360 million for the first nine months of 1994. The first nine months of 1995 included $10 million of net realized investment gains, compared with $53 million of net realized investment gains in the first nine months of 1994.

 Non-interest expenses were $2,197 million, up 15% from the 1994 third quarter. Compensation and benefits expense increased 18% from the 1994 third quarter to $1,392 million, due to higher production-related and incentive compensation as well as additional salary and benefits expense. Production-related compensation was up due to strong volumes in many businesses, while incentive compensation increased with improved profitability. The increase in salary and benefits expense is due primarily to the addition of approximately 1,500 Smith New Court personnel. Overall, headcount increased by approximately 2,000 employees from the 1994 third quarter to approximately 45,400 at the end of the 1995 third quarter. Compensation and benefits expense as a percentage of net revenues was 51.9% as compared with 51.2% in the year-ago period.

 Occupancy costs increased 7% from the 1994 third quarter to $113 million, due to international growth and increases in rent related to additional Smith New Court facilities. Communications and equipment rental expense was up 10% to $122 million due to higher levels of business activity and increased use of market information services as well as increases in equipment rentals primarily related to Smith New Court. Depreciation and amortization expense rose 11% from the 1994 third quarter to $93 million due to additional purchases of technology-related equipment over the past year.

 Advertising and market development expense increased 6% to $102 million as a result of increased international travel and advertising and sales promotion primarily related to the integration of Smith New Court. Professional fees increased 28% to $114 million due to higher legal fees and system development costs. Brokerage, clearing, and exchange fees were up 7% to $89 million as a result of higher volumes. Other expenses totaled

 $171 million, up 4% from the 1994 third quarter due, in part, to goodwill amortization related to Smith New Court.

 Income tax expense was $185 million in the 1995 third quarter. The effective tax rate in the 1995 third quarter was 38.1%, compared with 40.5% in the year-ago period. The decrease in the effective tax rate was primarily attributable to lower state income taxes, increases in tax-exempt interest and deductions for dividends received, and expanded international business activities.

 The reasons underlying changes in expense categories for the first nine months of 1995 are similar to those noted for the 1995 third quarter, unless otherwise noted herein. Advertising and market development expense decreased 3% from the comparable 1994 period as a result of reduced travel and recognition program costs, partially offset by increases in certain advertising programs.

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

 There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper and the current portion of term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements ("repos") and obtaining secured bank loans, both principally employing unencumbered investment-grade marketable securities. The calculation of proceeds available from repos and secured bank loans takes into account both a conservative estimate of excess collateral required by secured lenders and restrictions on upstreaming cash from subsidiaries to the Parent. The ability to execute this secured funding is demonstrated by the Corporation's routine use of repo markets to finance inventory and by periodic tests of secured borrowing procedures with banks. Other alternative funding sources include liquidating cash equivalents, securitizing additional home equity and other mortgage loan assets, and drawing on Credit Facilities. At September 29, 1995, the Credit Facilities totaled $5.5 billion and have not been drawn upon.

 As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides flexibility in managing liquidity, since most of the Corporation's assets turn over frequently and are generally match-funded with a liability whose cash flow characteristics closely match those of the asset. At September 29, 1995, approximately _____% of the Corporation's assets, principally certain other investments, and fixed and other assets, were considered not readily marketable by management. The Corporation monitors the liquidity of assets, the quality of Credit Facilities, and the overall level of equity and term debt in assessing financial strength and capital adequacy at any point in time.

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

 The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. The Corporation's funding programs benefit from the ability to market commercial paper through its own sales force to a large, diversified customer base and the financial creativity of the Corporation's capital markets and private client operations. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $16.0 billion and $14.8 billion at September 29, 1995 and December 30, 1994, respectively, which represented 9% of total assets at both third quarter-end 1995 and year-end 1994.

 At September 29, 1995, total long-term debt was $16.2 billion compared with $14.9 billion at year-end 1994. At September 29, 1995, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies, as follows:

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

 During the first nine months of 1995, the Corporation issued $6.8 billion in long-term debt. During the same period, maturities and repurchases were $5.4 billion. In addition, approximately $817 million of the Corporation's securities held by subsidiaries were sold and $982 million were purchased. Expected maturities of long-term debt over the next 12 months are $5.7 billion as of September 29, 1995.

 Approximately $34.3 billion of the Corporation's indebtedness at September 29, 1995 is considered senior indebtedness as defined under various indentures.

 As part of the Corporation's overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The liquidity and duration of the fixed-rate asset and liability portfolios are closely monitored.

 During the past few years, the Corporation's insurance subsidiaries have changed the mix of products offered to policyholders. Currently, variable life insurance and variable annuity products are actively marketed. These products do not subject the insurance subsidiaries to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. The insurance subsidiaries maintain predominantly high quality, liquid investment portfolios to fund various business activities. At September 29, 1995, approximately 83% of invested assets of insurance subsidiaries were considered liquid by management.

 In the 1995 nine-month period, the Corporation's cash and cash equivalents increased by approximately $621 million to $2,933 million. Cash of $7,157 million was provided from financing activities in the first nine months of 1995. During the same period, the Corporation used $5,699 million and $837 million for operating and investing activities, respectively.

 CAPITAL RESOURCES AND CAPITAL ADEQUACY


 The Corporation remains one of the most highly capitalized institutions in the U.S. securities industry with an equity base of $6.1 billion at September 29, 1995, including $5.5 billion in common equity, supplemented by $618.8 million in preferred equity. The Corporation's average leverage ratio, computed as the ratio of average month-end assets to average month-end stockholders' equity, was 32.6x and 32.4x for the first nine months of 1995 and 1994, respectively. The Corporation's leverage ratio at the end of the 1995 and 1994 third quarters was 30.5x and 29.5x, respectively.

 To compute the Corporation's average adjusted leverage ratio, resale agreements and securities borrowed transactions are subtracted from total assets. The average adjusted leverage ratio was 19.2x and 19.3x for the first nine months of 1995 and 1994, respectively. The Corporation's adjusted leverage ratio at the end of the 1995 and 1994 third quarters was 19.1x and 17.6x, respectively.

 The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to Consolidated Financial Statements - Unaudited.) The Corporation's broker-dealer, insurance, and futures commission merchant activities are subject to regulatory requirements which may restrict the free flow of funds to affiliates. Regulatory approval is required for certain transactions, including payment of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

 The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.

ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continuously. The Corporation monitors and manages changes in its balance sheet using point-in-time and average daily balances. Average daily balances are derived from the Corporation's management information system which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not financial statement balances. The increase in average balance sheet levels during the first nine months of 1995 was attributable to many factors, including increased trading and related hedging and funding activities.

For the first nine months of 1995, average assets were $189 billion, up 5% versus $180 billion for the 1994 fourth quarter. Average liabilities rose 5% to $184 billion from $175 billion for the 1994 fourth quarter.

The major components of the net growth of average assets and liabilities are summarized in the table below:

                                                  Increase in
(In millions)                                    Average Assets        Percent Increase
-------------                                ---------------------     ----------------
Trading assets                                      $ 5,665                  10 %
Resale agreements                                   $ 4,571                   8 %

                                             Increase(Decrease) in     Percent Increase
                                              Average Liabilities         (Decrease)
                                             ---------------------     ----------------
Repurchase agreements                               $ 6,964                  11 %
Trading liabilities                                 $ 3,403                  10 %
Securities loaned                                   $(1,757)                (29)%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities. The Corporation generally match-funds its repurchase agreements/resale agreements and its securities borrowed/securities loaned business, for example, earning an interest spread on these transactions. In the first nine months of 1995, inventory levels were higher due to increases in trading activity. On-balance-sheet hedges, included in trading assets and liabilities, were also up due, in part, to increased market activity during 1995. The Corporation uses hedges principally to reduce risk in connection with its trading activities. Repurchase and resale agreements rose during the first nine months of 1995 as a result of their increased use as funding sources for the higher levels of trading assets and liabilities, respectively. Securities loaned transactions were down primarily due to a decrease in their use to fund trading assets. In addition, at September 29, 1995 and December 30, 1994 there were $3.1 billion and $1.1 billion, respectively, of securities borrowed/loaned with the same counterparties that the Corporation did not offset. In practice, the application of FASB

Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts", varies among financial institutions with some entities offsetting these balances.

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

Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and those non-rated securities that, in the opinion of management, are non-investment grade. At September 29, 1995, long and short non-investment grade trading inventories accounted for 5.1% of aggregate consolidated trading inventories, compared with 4.3% at year-end 1994. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions. Examples of leveraged transactions may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or counterparties engaged in highly leveraged transactions. In connection with these syndications, the Corporation may retain a residual portion of these loans. Loans to highly leveraged companies are carried at unpaid principal balances less a reserve for estimated losses. The allowance for loan losses is estimated based on a review of each loan, and considerations of economic, market, and credit conditions. At September 29, 1995 and December 30, 1994, there were no bridge loans outstanding.

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

The Corporation's insurance subsidiaries hold non-investment grade securities to support fixed-rate liabilities. As a percentage of total insurance investments, non-investment grade securities were 3.7%, compared with 5.5% at year-end 1994. Non-investment grade securities of insurance subsidiaries are classified as available-for-sale and are carried at fair value.

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions is provided below:

                                              SEPTEMBER 29,    DECEMBER 30,
(In millions)                                     1995             1994
------------------------------------------    -------------    ------------
Non-investment grade trading assets            $4,725           $3,309
Non-investment grade trading liabilities          406              456
Non-investment grade investments
  of insurance subsidiaries                       212              314
Loans (net of allowance for
  loan losses) (A)                                327              257
Equity investments (B)                            228              289
Partnership interests                             109               93
------------------------------------------    -------------    ------------
Additional commitments to invest in
  partnerships                                 $   81           $   80
Unutilized revolving lines of
  credit and other lending
  commitments                                      92               50
------------------------------------------    -------------    ------------

(A) Represented outstanding loans to 36 and 35 medium-sized companies at September 29, 1995 and December 30, 1994, respectively.

(B) Invested in 81 and 80 enterprises at September 29, 1995 and December 30, 1994, respectively.

At September 29, 1995, the largest non-investment grade concentration consisted of government and corporate obligations of a South American sovereign totaling $503 million, of which $456 million represented on-balance-sheet hedges for off-balance-sheet instruments. No one industry sector accounted for more than 27% of total non-investment grade positions.

Included in the table above are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At September 29, 1995, the carrying value of these securities totaled $310 million, of which 83% resulted from the Corporation's market-making activities in such securities.

STATISTICAL DATA

Selected statistical data for the last five quarters is presented below for informational purposes:

(Dollars in millions,                     3rd Qtr.    4th Qtr.     1st Qtr.     2nd Qtr.    3rd Qtr.
except per share amounts)                   1994       1994          1995         1995        1995
-------------------------                 --------    --------     --------     --------    --------
PRIVATE CLIENT ACCOUNTS (A):
 Assets in Worldwide
  Private Client Accounts                 $571,000    $568,000     $603,000     $643,000    $675,000
 Assets in Domestic
  Private Client Accounts                 $539,000    $537,000     $571,000     $608,000    $639,000
 Assets under Professional
  Management:
   Money Markets                          $ 67,000    $ 67,000     $ 71,000     $ 76,000    $ 80,000
   Equities                                 38,000      37,000       38,000       42,000      44,000
   Fixed Income                             38,000      36,000       37,000       38,000      39,000
   Private Portfolio                        19,000      20,000       20,000       20,000      22,000
   Insurance                                 5,000       4,000        4,000        4,000       4,000
                                          --------    --------     --------     --------    --------
 Subtotal                                  167,000     164,000      170,000      180,000     189,000
   ML Consults                              15,400      14,400       14,900       15,700      16,500
                                          --------    --------     --------     --------    --------
 TOTAL                                    $182,400    $178,400     $184,900     $195,700    $205,500
                                          ========    ========     ========     ========    ========
----------------------------------------------------------------------------------------------------
UNDERWRITING (B):
 Global Debt and Equity:
  Volume                                  $ 30,200    $ 21,300     $ 27,800     $ 32,400    $ 41,600
  Market Share                                13.0%       10.0%        12.2%        11.8%       13.9%
 U.S. Domestic Debt and Equity:
  Volume                                  $ 24,600    $ 18,000     $ 24,500     $ 27,200    $ 35,200
  Market Share                                16.7%       15.3%        16.9%        14.3%       16.5%
----------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S. Domestic                             38,650      38,700       38,550       38,200      38,900
  International                              5,000       5,100        5,050        5,100       6,500
                                          --------    --------     --------     --------    --------
  TOTAL                                     43,650      43,800       43,600       43,300      45,400
                                          ========    ========     ========     ========    ========
Financial Consultants and
  Account Executives Worldwide              13,300      13,400       13,500       13,600      13,700
Support Personnel to Producer
  Ratio (C)                                   1.46        1.46         1.44         1.41        1.38
INCOME STATEMENT:
  Net Earnings                            $  231.6    $  161.6     $  227.3     $  282.8    $  300.4
  Annualized Return on Average
    Common Stockholders' Equity               16.9%       11.5%        16.7%        21.0%       21.5%
  Earnings Per Common Share:
    Primary                               $   1.10    $    .76     $   1.08     $   1.40    $   1.47
    Fully Diluted                         $   1.10    $    .75     $   1.08     $   1.39    $   1.46
BALANCE SHEET:
  Total Assets                            $168,395    $163,749     $176,733     $174,853    $185,473
  Total Stockholders' Equity              $  5,705    $  5,818     $  5,704     $  5,883    $  6,077
SHARE INFORMATION (IN THOUSANDS):
  Weighted Average Shares
   Outstanding:
    Primary                                209,030     203,157      199,178      193,267     196,395
    Fully Diluted                          209,030     203,618      199,178      195,159     197,157
  Common Shares Outstanding(D)             192,812     181,479      176,521      175,460     175,501
  Shares Repurchased                         4,058      12,512        9,309        3,571       1,689
----------------------------------------------------------------------------------------------------

(A) Client accounts were redefined in 1994 to include certain institutional private portfolio accounts.
(B) Full credit to book manager. All market share data is derived from Securities Data Co.
(C) Support personnel includes sales assistants.
(D) Does not include 6,816,714, 6,427,091, 5,306,924, 4,809,014 and 4,375,113
    unallocated reversion shares held in the Employee Stock Ownership Plan at period end September 30, 1994, December 30, 1994, March 31, 1995, June 30, 1995, and September 29, 1995, respectively, which are not considered outstanding for accounting purposes.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Since the filing of the Corporation's 1994 10-K and of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "Second Quarter 1995 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1994 10-K.

Orange County Litigation.  The following developments have occurred since the
-------------------------
filing of the Second Quarter 1995 10-Q with respect to the civil actions filed against or on behalf of the Corporation arising out of the Corporation's business activities with Orange County related to transactions entered into on behalf of Orange County and the Pools.

In the Orange County Action that commenced on January 12, 1995, the Bankruptcy Court dismissed the amended complaint filed by Orange County on June 6, 1995. On October 25, 1995, Orange County filed a second amended complaint. John M.W. Moorlach, Orange County's Treasurer-Tax Collector also is named as a plaintiff in the second amended complaint.

In the Darling Action, which was dismissed on July 6, 1995 by the Superior Court of the State of California, County of Orange, a notice of appeal was filed on September 11, 1995.

On September 15, 1995, an action was commenced in the Superior Court of the State of California, County of San Francisco, by twelve California public entities (the "Atascadero Action"). Named as defendants are the Corporation, certain subsidiaries of the Corporation and an employee of the Corporation. The complaint alleges, among other things, that the defendants committed fraud, deceit, negligence, negligent misrepresentation, breach of fiduciary duty, aided and abetted a breach of fiduciary duty, and violated California Penal Code
Section 496 and the California Unfair Business Practice Act, in connection with the Corporation's business activities with Orange County and the Pools. Injunctive relief, recission, restitution and damages in excess of $50 million are sought.

On September 28, 1995, a purported class action was commenced in the Superior Court of the State of California, County of Orange, asserting claims brought under Sections 25400, 25401, 25500, 25501 and 25504.1 of the California Corporations Code that had been dismissed without prejudice on July 17, 1995 by the United States District Court for the Central District of California in the federal Smith Action. Damages in an unspecified amount are sought.

Pittleman Derivative Action. On November 3, 1995, a derivative action was
----------------------------
commenced in the Supreme Court of the State of New York, New York County, by the stockholder Sheldon Pittleman on behalf of Merrill Lynch & Co., Inc., naming as defendants certain present and former directors of the Corporation. Damages in an unspecified amount are sought on behalf of the Corporation. The complaint alleges, among other things, claims for breach of fiduciary duty, indemnification and corporate waste in connection with (a) certain of the Corporation's municipal finance activities, including certain contractual arrangements that led to (1) a civil settlement of approximately $12 million with the United States Attorney for the District of Massachusetts, the Massachusetts Attorney General and the Securities and Exchange Commission ("SEC") and (2) issuance by the SEC of an order censuring the Corporation's subsidiary, MLPF&S, and an order directing MLPF&S to cease and desist from committing or causing any violation or future violation of Rule G-17 of the Municipal Securities Rulemaking Board, to which MLPF&S consented without admitting or denying any of the findings or allegations contained in the order and (b) certain basket trading activities in Japan that led to administrative sanctions by Japanese securities regulators consisting of a 48-hour suspension of arbitrage trading by Merrill Lynch for its own account in Japan.

For more detailed information regarding litigation matters involving the Corporation, see "Item 3. - Legal Proceedings" in the 1994 10-K.

ITEM 5.  OTHER INFORMATION
         -----------------

The 1996 Annual Meeting of Stockholders will be held at 10:00 a.m. on Tuesday, April 16, 1996 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of Merrill Lynch & Co., Inc.'s Certificate of Incorporation, has been given to the Secretary of the Corporation, 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than February 1, 1996 and no later than February 26, 1996.

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

     (10)   Material Contracts

          (i) Form of Merrill Lynch & Co., Inc. 1996 Deferred Compensation Agreement for a Select Group of Eligible Employees, dated as of August 14, 1995.

          (ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on October 23, 1995.

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

(b)   Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

     (i) Current Report dated July 18, 1995 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three-month period ended June 30, 1995.

     (ii) Current Report dated July 21, 1995 for the purpose of reporting on an acquisition to be made by the Corporation.

     (iii) Current Report dated August 1, 1995 for the purpose of filing the form of Registrant's 6.7% Notes due August 1, 2000.

     (iv) Current Report dated August 2, 1995 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of June 30, 1995.

     (v) Current Report dated September 19, 1995 for the purpose of filing the form of Registrant's 6.64% Notes due September 19, 2002.

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


                                       MERRILL LYNCH & CO., INC.
                                       -------------------------
                                              (Registrant)


Date: November 10, 1995                By: /s/ Joseph T. Willett
                                           ---------------------
                                           Joseph T. Willett
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibits

10(i) Form of Merrill Lynch & Co., Inc. 1996 Deferred Compensation Agreement for a Select Group of Eligible Employees, dated as of August 14, 1995.

10(ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on October 23, 1995.

11     Statement re: computation of per common share earnings.

12     Statement re: computation of ratios.

15     Letter re: unaudited interim financial information.

27 Financial Data Schedule. (The Financial Data Schedule to be contained in this Exhibit 27 is required to be submitted only in the Corporation's electronic filing of this Quarterly Report on Form 10-Q by means of the EDGAR System and therefore is herein omitted.)