Form 10-Q/A
period 1995-09-29
MERRILL LYNCH & CO INC
filed 1995-11-22
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                              AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY:

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

The contractual or notional amounts of derivative financial instruments provide only a measure of involvement in these types of transactions and do not represent the amounts subject to the various risks set forth below. The contractual or notional amounts of these instruments used for trading purposes by type of risk follow:

(In billions)
-------------          Interest Rate    Currency    Equity Price  Commodity Price
Sept. 29, 1995           Risk (a)       Risk (a)        Risk          Risk
--------------         -------------    --------    ------------  ---------------
Swap agreements            $786           $ 98           $ 5           $ 4
Futures contracts          $215           $  1           $ 5           $ 4
Options held               $ 50           $ 28           $33           $ 4
Options written            $ 85           $ 29           $33           $ 7
Forward contracts          $ 38           $131           $ -           $33

December 30, 1994
-----------------
Swap agreements            $653           $ 73           $ 2           $ 2
Futures contracts          $172           $  -           $ 2           $ 2
Options held               $ 75           $ 22           $22           $12
Options written            $ 74           $ 22           $21           $ 7
Forward contracts          $ 29           $103           $ -           $ 7

(a) A number of the Corporation's foreign currency contracts are subject to both interest rate and currency risk.

The contractual or notional amounts of derivative financial instruments used for purposes other than trading follow:

(In billions)                     Sept. 29,   December 30,
-------------                        1995         1994
                                  ---------   ------------
Interest rate swap contracts         $32          $22
Foreign exchange contracts           $ 2          $ 3
Equity options held                  $ 1          $ 1

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


 As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides flexibility in managing liquidity, since most of the Corporation's assets turn over frequently and are generally match-funded with a liability whose cash flow characteristics closely match those of the asset. At September 29, 1995, approximately 3% of the Corporation's assets, principally certain other investments, and fixed and other assets, were considered not readily marketable by management. The Corporation monitors the liquidity of assets, the quality of Credit Facilities, and the overall level of equity and term debt in assessing financial strength and capital adequacy at any point in time.

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

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions is provided below:

                                              SEPTEMBER 29,    DECEMBER 30,
(In millions)                                     1995             1994
------------------------------------------    -------------    ------------
Non-investment grade trading assets            $4,725           $3,309
Non-investment grade trading liabilities          406              456
Non-investment grade investments
  of insurance subsidiaries                       212              314
Loans (net of allowance for
  loan losses) (a)                                327              257
Equity investments (b)                            228              289
Partnership interests                             109               93
------------------------------------------    -------------    ------------
Additional commitments to invest in
  partnerships                                 $   81           $   80
Unutilized revolving lines of
  credit and other lending
  commitments (c)                                  92               50
------------------------------------------    -------------    ------------

(a) Represented outstanding loans to 36 and 35 medium-sized companies at September 29, 1995 and December 30, 1994, respectively.

(b) Invested in 81 and 80 enterprises at September 29, 1995 and December 30, 1994, respectively.


(c) Subsequent to September 29, 1995, the Corporation entered into lending commitments for $520 million to non-investment grade counterparties or related to highly leveraged transactions, of which $28 million has been drawn upon. The Corporation intends to syndicate these commitments, but may retain a residual portion of the loans.

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

Pittleman Derivative Action. On November 3, 1995, a derivative action was
----------------------------
commenced in the Supreme Court of the State of New York, New York County, by stockholder Sheldon Pittleman on behalf of Merrill Lynch & Co., Inc., naming as defendants certain present and former directors of the Corporation. Damages in an unspecified amount are sought on behalf of the Corporation. The complaint alleges, among other things, claims for breach of fiduciary duty, indemnification and corporate waste in connection with (a) certain of the Corporation's municipal finance activities, including certain contractual arrangements that led to (1) a civil settlement of approximately $12 million with the United States Attorney for the District of Massachusetts, the Massachusetts Attorney General and the Securities and Exchange Commission ("SEC") and (2) issuance by the SEC of an order censuring the Corporation's subsidiary, MLPF&S, and an order directing MLPF&S to cease and desist from committing or causing any violation or future violation of Rule G-17 of the Municipal Securities Rulemaking Board, to which MLPF&S consented without admitting or denying any of the findings or allegations contained in the order and (b) certain basket trading activities in Japan that led to administrative sanctions by Japanese securities regulators consisting of a 48-hour suspension of arbitrage trading by Merrill Lynch for its own account in Japan.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits

     (4) Instruments defining the rights of security holders, including indentures:

          Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Corporation hereby undertakes to furnish to the SEC, upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Corporation that authorize an amount of securities constituting 10% or less of the total assets of the Corporation and its subsidiaries on a consolidated basis.

     (10)   Material Contracts

          (i) Form of Merrill Lynch & Co., Inc. 1996 Deferred Compensation Agreement for a Select Group of Eligible Employees, dated as of August 14, 1995.*

          (ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on October 23, 1995.*

     -------------

     *Previously filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

     (11) Statement re: computation of per common share earnings.*

     (12) Statement re: computation of ratios.*

     (15) Letter re: unaudited interim financial information.*

     (27) Financial Data Schedule.*

(b)   Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Corporation with the SEC during the quarterly period covered by this Report:

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

     (v) Current Report dated September 19, 1995 for the purpose of filing the form of Registrant's 6.64% Notes due September 19, 2002.

     -----------

     *Previously filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       MERRILL LYNCH & CO., INC.
                                       -------------------------
                                              (Registrant)

Date: November 22, 1995                By: /s/ Gregory T. Russo
                                           ---------------------
                                           Gregory T. Russo
                                           Secretary