Form 10-K
period 1995-12-29
MERRILL LYNCH & CO INC
filed 1996-03-22
CIK 65100

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
For the fiscal year ended December 29, 1995       Commission file number 1-7182

                            MERRILL LYNCH & CO., INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                           13-2740599
         (State or other jurisdiction    (I.R.S. Employer Identification No.)
      of incorporation or organization)

            World Financial Center
                  North Tower
               250 Vesey Street
              New York, New York                        10281
     (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number, including area code:  (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                      -------------------
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

Depositary Shares representing 1/400th share    New York Stock Exchange
of 9% Cumulative Preferred Stock, Series A

Rights to Purchase Series A Junior Preferred    New York Stock Exchange; Chicago
Stock                                           Stock Exchange; The Pacific
                                                Stock Exchange; The Paris Stock
                                                Exchange; London Stock Exchange;
                                                and The Tokyo Stock Exchange

S&P 500 Market Index Target-Term Securities     New York Stock Exchange
("MITTS") due August 29, 1997; S&P 500 MITTS due July 31, 1998; European Portfolio MITTS due June 30, 1999; Global Telecommunications
Portfolio MITTS due October 15, 1998; Stock
Market Annual Reset Term Notes ("SMART Notes") due December 31, 1997; SMART Notes due
December 31, 1999 (Series A); Global Bond
Linked Securities ("GloBLS") due December 31,
1998; Equity Participation Securities with
Minimum Return Protection due June 30, 1999;
Currency Protected Notes ("CPNs") due
December 31, 1998; 6 1/2% Structured Yield
Product Exchangeable for Stock ("STRYPES") due
August 15, 1998

Japan Index Equity Participation Securities     American Stock Exchange
with Minimum Return Protection due January 31,
2000; AMEX Oil Index SMART Notes due
December 29, 2000; Nikkei Stock Index 300
Call Warrants, expiring February 3, 1997;
Greater of U.S. Dollar/Japanese Yen Put
Currency Warrants, expiring May 15, 1997;
Russell 2000 Index Call Warrants expiring
November 17, 1998; AMEX Hong Kong 30 Index
Equity Participation Notes due February 16,
1999

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9.95 billion.
     As of March 15, 1996, there were 177,013,550 shares of Common Stock outstanding (this amount includes 4,012,519 shares held by Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes). All amounts of shares of Common Stock presented herein reflect the two-for-one Common Stock split, effected in the form of a 100% stock dividend, paid on November 24, 1993.

                      Documents Incorporated By Reference:
1. Merrill Lynch & Co., Inc. 1995 Annual Report to Stockholders -- Incorporated by reference in part in Form 10-K, Parts I, II and IV.
2. Merrill Lynch & Co., Inc. Proxy Statement for its 1996 Annual Meeting of Stockholders dated March 11, 1996 -- Incorporated by reference in part in this Form 10-K in Parts III and IV.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

Merrill Lynch & Co., Inc.,* a Delaware corporation, is a holding company formed in 1973 that, through its subsidiaries and affiliates, provides investment, financing, insurance, and related services on a global basis. Such services include securities brokering, trading, and underwriting; investment banking and other corporate finance advisory activities, including loan syndication; asset management and other investment advisory services; trading of foreign exchange instruments, futures, commodities, and derivatives; securities clearance services; banking, trust, and lending services; and insurance sales and underwriting services. These services are provided to a large group of clients and customers, including individual investors, corporations, governments and governmental agencies, and financial institutions.

In the third quarter of 1995, ML & Co., through a wholly-owned subsidiary, acquired Smith New Court PLC, a global securities firm based in the United Kingdom ("Smith New Court"). This acquisition has made ML & Co. the largest equities organization in the world in terms of research, trading and sales capabilities and has strengthened its presence in nearly every major global financial market. Additional information respecting the Smith New Court acquisition is set forth in the Corporation's 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis -- Results of Operations" and is incorporated herein by reference.

The Corporation conducts its business from its World Headquarters facility in New York City, New York, additional principal locations in New Jersey, London, Tokyo, Hong Kong, various regional facilities located in the United States and in other countries, and numerous retail sales and other offices throughout the world.

At December 29, 1995, ML & Co. employed approximately 46,000 people, approximately 1,200 of which joined ML & Co. as a result of the Smith New Court acquisition.

The financial services industry in which ML & Co. is a leading participant is highly competitive and highly regulated. It is directly affected by general economic conditions, trends in business and finance, government regulation, and investor sentiment, as well as by interest rate changes, currency volatility, and fluctuations in equity and commodity prices, both in the U.S. and throughout the world. The Corporation's revenues are particularly sensitive to industry and general economic conditions, the volume of securities transactions, and securities price levels. In addition, its business is subject to foreign exchange rate fluctuations, regulation by non-U.S. governments, and other factors inherent in international operations. Furthermore, its business activities are subject to varying degrees of risk and profitability depending upon the nature of the activity and the extent to which it has placed its capital at risk in the conduct of a variety of transactions, including dealer transactions, investment banking, derivative transactions, syndicated and bridge loan financing, and other related transactions.

The Corporation conducts its worldwide business through a number of highly integrated subsidiaries and affiliates which frequently participate in the facilitation and consummation of a single transaction. Financial information concerning the Corporation for each of the three

----------
* Unless the context otherwise requires, Merrill Lynch & Co., Inc. and its consolidated subsidiaries are referred to herein as "ML & Co." or the "Corporation."

fiscal years ended on the last Friday in December of 1995, 1994 and 1993, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods and information with respect to the Corporation's operations by geographic area, is set forth in the Corporation's Consolidated Financial Statements and the Notes thereto in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

The business activities of certain significant domestic and international ML & Co. subsidiaries are described below.

MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), which traces its origin to a brokerage business founded in 1820, is one of the largest securities firms in the world. It is a leading broker in securities, options contracts, and commodity and financial futures contracts; a leading dealer in options and in corporate and municipal securities; a leading investment banking firm that provides advice to, and raises capital for, corporations and other institutional clients, sovereigns, and municipalities; and an underwriter of selected insurance products. Merrill Lynch Canada Inc. ("Merrill Lynch Canada"), a subsidiary of MLPF&S, provides certain of these financial services in Canada.

BROKERAGE TRANSACTIONS. A significant portion of MLPF&S's revenues are generated by the commissions that it earns as a broker (i.e., agent) for investors in the purchase and sale of corporate securities, primarily common and preferred stocks and bonds traded on securities exchanges or in the over-the-counter markets. MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, corporate and high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. MLPF&S provides such services to individual and institutional investors.

MLPF&S has established commission rates for all brokerage services that it performs. For accounts that are actively traded, however, MLPF&S's policy is to negotiate commissions based on economies of size and the complexity of the particular trading transaction and, additionally, for its institutional customers, based on the competitive environment and trading opportunities. MLPF&S customers participating in the Blueprint (service mark) program can purchase certain equity securities, mutual funds, and precious metals at a lower cost due to order processing efficiencies.

At December 29, 1995, there were approximately 7.6 million retail and institutional customer accounts worldwide at MLPF&S, compared to 7.1 million accounts at year-end 1994. In the United States and Canada, these accounts were served by approximately 12,600 retail financial consultants and institutional account executives, including trainees (as compared with approximately 12,300 at year-end 1994), in approximately 500 branch offices and 130 special market offices ("SMOs"). In the rest of the world, these accounts were served through Merrill Lynch International Incorporated and its subsidiaries and affiliates by approximately 1,150 retail financial consultants and institutional account executives at various international locations which are linked with the communications and trading network of MLPF&S.

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

All futures and futures options transactions are cleared through and carried by MLF and other ML & Co. subsidiaries engaged in futures clearing activities. As a result of their membership in the clearing associations of various futures exchanges, these ML & Co. entities have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obligations to such clearing houses. In addition, as with any margin transaction, the risk of loss to MLF and its customers from the trading of futures contracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the value of the actual futures contracts. MLF may have financial exposure if a customer fails to meet a margin call. Net worth requirements, financial reviews, margin procedures, and other credit standards established for MLF customer futures accounts are intended to limit any exposure to MLF resulting from its trading in futures accounts. For information respecting ML & Co.'s credit management policies, see the information set forth in "Management's Discussion and Analysis -- Risk Management -- Credit Risk" in the 1995 Annual Report to Stockholders, which discussion is incorporated herein by reference.

DEALER TRANSACTIONS. MLPF&S regularly makes a market in the equity securities of approximately 900 U.S. corporations. In addition, it engages in market-making for approximately 2,000 non-U.S. securities traded in the over-the-counter markets. Its market-making activities are conducted with customers and other dealers. In addition, as a block positioner, MLPF&S regularly acts as a market-maker in certain listed securities. MLPF&S is also a dealer in municipal, mortgage-backed, asset-backed, and corporate fixed-income securities. MLPF&S engages in certain commodity-related transactions, such as purchase and repurchase transactions and precious metals consignments as a principal.

As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activities, MLPF&S purchases securities, or sells securities short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security's marketability and any position taken typically is liquidated as soon as practicable. In addition, MLPF&S facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

Other ML & Co. subsidiaries act as dealers in certain specified securities, including governmental obligations, engage in interest rate and foreign currency swaps and other derivative product transactions with third parties on a principal or an intermediary basis, and act as foreign exchange dealers. For further information on ML & Co.'s dealer activities, see below "Merrill Lynch Government Securities Inc.", "Merrill Lynch Capital Services, Inc., Merrill Lynch Derivative Products, Inc., and Merrill Lynch Capital Markets PLC", and "Merrill Lynch's Banking, Trust, and Mortgage Lending Activities".

INVESTMENT BANKING. MLPF&S is a major investment banking firm that participates in every aspect of investment banking for corporate, institutional and governmental clients and acts in principal, agency, and advisory capacities. In addition to underwriting the sale of securities to the public, it arranges for the private placement of securities with investors. MLPF&S also provides a broad range of financial and corporate advisory services for its clients on strategic matters, including mergers and acquisitions, divestitures, restructurings, spin-offs, leveraged buyouts, defensive projects, project financing, mortgage and lease financing, capital structure, and specific financing opportunities.

MLPF&S, either directly or through affiliates, provides advice, valuation services, and financing assistance and engages in the underwriting and private placement of high-yield securities in connection with leveraged buyouts and other acquisition-related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in such transactions. It may extend credit to clients in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, it may syndicate loans in connection with corporate transactions, including leveraged transactions. Substantial funds may be provided to clients on a temporary basis until permanent financing is obtained. Additionally, MLPF&S and its affiliates occasionally retain equity interests in the subject companies in connection with their non-investment grade underwriting and merchant banking activities. Before MLPF&S and its affiliates engage in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing the transaction within a reasonable period.

The Corporation, through various subsidiaries and affiliates, including Merrill Lynch Capital Partners, Inc. ("MLCP") and Merrill Lynch Capital Corporation ("ML Capital Corp."), has made investments in equity and debt securities in acquisition transactions, including leveraged buyouts, for which MLPF&S has acted as financial advisor or underwriter. MLCP manages two leveraged buyout funds, Merrill Lynch Capital Appreciation Fund I, L.P. and Merrill Lynch Capital Appreciation Fund II, L.P. (the "Funds") which have been funded primarily by private investors. ML & Co., through MLPF&S and its other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of issuers in which the Funds have invested. In addition, it may provide financial advisory services to these issuers. ML Capital Corp. has been a participant in middle-market leveraged acquisitions. Utilizing ML & Co.'s capital, ML Capital Corp., as principal, has provided senior and subordinated financing to, and acquired equity interests in, certain companies.

For additional information respecting these investment banking activities, see "Management's Discussion and Analysis -- Non-Investment Grade Holdings and Highly Leveraged Transactions" and Note 5 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

MARGIN LENDING. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. In a margin-based transaction, MLPF&S extends credit for a portion of the market value of the securities in the customer's account up to the limit imposed by internal MLPF&S policies and applicable margin regulations. Since MLPF&S may have financial exposure if a customer fails to meet a margin call, any margin loan made by MLPF&S is collateralized by securities in the customer's margin account. Financial reviews, margin procedures, and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for MLPF&S. To finance margin loans, MLPF&S uses funds on which it pays interest (including borrowings from ML & Co.), funds on which it does not pay interest, including its own capital, funds derived from customers' free credit balances to the extent permitted by regulations, and funds derived from securities loaned. For additional information respecting ML & Co.'s risk management policies in this area, see "Management's Discussion and Analysis -- Risk Management -- Credit Risk" in the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

SECURITIES AND ECONOMIC RESEARCH. MLPF&S's Global Securities Research and Economics Group provides the Corporation's institutional and retail sales forces and customers with investment and related information on global securities markets and economic conditions. MLPF&S provides fundamental equity, fixed-income, technical market, and quantitative analyses; convertible securities analyses; investment and fixed-income strategy; high-yield debt securities research; credit research on municipal securities; and futures research information. MLPF&S provides research on more than 3,000 companies located in 50 countries. By means of a computer-based retrieval system available in each MLPF&S branch or affiliate office, current information and investment opinions on the common equity securities of approximately 1,900 corporations worldwide are readily available to all of the Corporation's retail and institutional customers through their financial consultants and account executives.

SECURITIES CLEARING SERVICES. MLPF&S provides securities clearing services through its subsidiaries Broadcort Capital Corp. ("BCC") and Wagner Stott Clearing Corp. ("WSCC"). BCC provides these services to approximately 89 unaffiliated broker-dealers. Those utilizing BCC's clearing services may also execute transactions through BCC's fixed-income desk and participate in underwritings of Defined Asset FundsSM sponsored by MLPF&S. While the broker-dealer firm retains all sales functions with their customers, BCC services the customers' accounts and handles all settlement and credit aspects of transactions. WSCC clears transactions for specialists and market-makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF and other futures commissions merchants; and clears transactions of arbitrageurs, customers, and other professional trading entities.

SALES OF INVESTMENT ADVISORY PRODUCTS AND SERVICES AND OTHER ACTIVITIES. In 1995, MLPF&S sold more than $24.5 billion of mutual funds, including income, balanced, and growth funds, of which approximately $13.4 billion represented sales of mutual funds advised by its affiliate MLAM (as defined below).

MLPF&S also sponsors Defined Asset Funds (service mark), a series of funds that are unit investment trusts registered under the Investment Company Act of 1940. These funds have invested in municipal obligations, corporate fixed-income securities, U.S. Government obligations, U.S. equity securities, and non-U.S. equity and debt securities. At the end of 1995, approximately $13 billion of client funds were invested in Defined Asset Funds.

In addition, MLPF&S offers the Merrill Lynch Consults (registered trademark) service for an annual fee to individual and institutional clients with at least $100,000 to invest. Through the Merrill Lynch Consults service, MLPF&S assists these clients in identifying their investment objectives so that appropriate third party investment managers can be selected based on those stated objectives. In addition, periodic performance reports are provided on the managed account. More than 25 of the investment managers participating in the Merrill Lynch Consults service manage portfolios in seven risk categories using varying proportions of equity and fixed-income instruments. At the end of 1995, approximately $17 billion was held in approximately 77,000 client accounts subscribing to the Merrill Lynch Consults service.

MLPF&S also provides Cash Management Account (registered trademark) financial services (the "CMA (registered trademark) account service") in all MLPF&S retail offices. Participating customers may access their assets through VISA (registered trademark) cards issued by Merrill Lynch National Financial and Merrill Lynch Bank & Trust Co. and through checking services provided by Bank One, Columbus, N.A. Customers may also obtain through a toll free information service and monthly account statements information concerning the securities and balances in their CMA accounts and, if a margin account, the loan value of margin securities in such account. The CMA account service money market funds are managed by MLAM (as defined below). At the end of 1995, MLPF&S had more than 1.4 million CMA accounts for its United States customers, with aggregate assets of approximately $325 billion (as compared with approximately $265 billion at year-end 1994). In addition, there are approximately 40,500 CMA accounts held by the Corporation's clients outside the United States with aggregate assets of more than $16 billion.

MLPF&S also offers the Capital Builder (service mark) Account service ("CBA (registered trademark) account"), which was developed to meet the needs of the new investor through all MLPF&S retail offices. At the end of 1995, MLPF&S had more than 330,000 CBA accounts with assets of approximately $15 billion.

MLPF&S also provides a wide variety of retirement plan products, particularly investment, employee education, and recordkeeping services to 401(k) and other benefit plans. At December 29, 1995, it provided these services to approximately 7,000 plans, representing $35.5 billion in plan assets.

MERRILL LYNCH INTERNATIONAL INCORPORATED

Merrill Lynch International Incorporated ("MLI"), through its subsidiaries and affiliates, provides comprehensive investment, financing, and related services on a global basis outside the United States and Canada to sovereign governments, corporations, and other institutional clients and individual investors. The Corporation's acquisition of Smith New Court and its subsidiaries has strengthened its presence in the global community.

MLI's worldwide trading operations, particularly in London and Tokyo, make it one of the largest dealers and secondary market-makers in Eurobonds and other internationally traded securities and futures and a significant participant in the over-the-counter equity derivatives business. MLI, through its subsidiary MLIB Limited (as defined below), also engages in foreign exchange transactions (including options on non-U.S. currencies) as a dealer and consequently assumes principal positions in numerous currencies and related options. MLI and its subsidiaries and affiliated companies are members of various non-U.S. stock and futures exchanges and engage in over-the-counter and exchange-listed trading of commodities, including precious metals and base metals. The investment, financing, and market-making operations of MLI and its affiliates are conducted through a network of offices, including representative and liaison offices, located in more than 40 countries outside the United States and Canada. This office network services major "money center" institutions as well as thousands of smaller regional institutions and individual investors.

Information on international banking and foreign exchange activities of MLI and certain of its subsidiaries is set forth below under the caption "Merrill Lynch's Banking, Trust, and Mortgage Lending Activities."

MERRILL LYNCH ASSET MANAGEMENT

The Corporation's asset management activities are conducted through, or managed by, Merrill Lynch Asset Management, LP, Fund Asset Management, LP, and their affiliates (together, "MLAM"). MLAM constitutes the investment management arm of ML & Co., and is one of the largest mutual fund managers in the world. In 1995, sales of equity and bond funds managed by MLAM approximated $13.4 billion.

MLAM's other major business activity is separate account management. Assets under management were $26.2 billion at the end of 1995 (which amount includes approximately $3.9 billion of general account assets managed on behalf of insurance companies that are affiliates of MLAM) as compared with approximately $24.3 billion in 1994 (which amount includes approximately $4.4 billion of general account assets managed on behalf of insurance companies that are affiliates of MLAM).

By the end of 1995, total assets under management approximated $196 billion, as compared with $164 billion at year-end 1994.

At the end of 1995, MLAM managed 217 portfolios representing a wide variety of investment objectives ranging from money market funds to long-term taxable and tax-exempt fixed income funds, along a broad spectrum of quality ratings and maturities. In addition, MLAM offers a wide variety of equity funds which in the aggregate invest in more than 48 markets globally. MLAM open-end funds, other than money-market funds, are generally offered pursuant to the Merrill Lynch Select Pricing (service mark) System which allows investors four purchase alternatives.

MERRILL LYNCH GOVERNMENT SECURITIES INC.

Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued or guaranteed by the United States Government and by Federal agencies or other government-sponsored entities, including Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). It is one of 37 primary government securities dealers that daily report positions and activities to the Federal Reserve Bank of New York. It is a dealer in GNMA, FNMA and FHLMC mortgage-backed-pass-through certificates and deals in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions.

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

MERRILL LYNCH CAPITAL SERVICES, INC., MERRILL LYNCH DERIVATIVE PRODUCTS, INC., AND MERRILL LYNCH CAPITAL MARKETS PLC

Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products, Inc. ("MLDP") are ML & Co.'s primary derivative product dealers and act as intermediaries and principals in a variety of interest-rate, currency, and other over-the-counter derivative transactions. In addition, Merrill Lynch Capital Markets PLC engages in the equity derivatives business in the over-the-counter markets. In 1995, Merrill Lynch Capital Markets Bank Limited was established in Dublin, Ireland to handle part of the Corporation's non-dollar swap activities.

MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate, currency and commodity swaps, caps and floors, currency options, and credit derivatives. MLCS maintains positions in interest-bearing securities, financial futures, and forward contracts primarily to hedge assets and liabilities. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies.

MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps between MLCS and highly-rated counterparties. Its activities address the continuing desire of swap customers to limit their trading to dealers with the highest credit quality. MLDP has been assigned an Aaa, AAA, and AAA counterparty rating by the rating agencies Moody's Investors Service, Inc., Standard & Poor's Ratings Group, and Fitch Investors Service, Inc., respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

For additional information regarding the Corporation's derivatives business, including its accounting, risk, and credit policies, see "Management's Discussion and Analysis -- Derivative Financial Instruments" in the 1995 Annual Report to Stockholders and Notes 4, 5, and 6 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

MERRILL LYNCH MONEY MARKETS INC.

ML & Co., through Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading, and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances, and institutional certificates of deposit. MLMMI also originates medium-term notes issued by U.S. and non-U.S. corporations and short- and medium-term notes issued by financial institutions, and through MLPF&S, it trades and markets such notes. MLMMI is also a commercial paper dealer for U.S. and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer for U.S. and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from federally-insured depository institutions. Such instruments are resold to certain institutional customers such as thrift institutions, banks, insurance companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates the placement of certificates of deposit issued by such depository institutions that are sold to a broad range of retail customers of MLPF&S.

MERRILL LYNCH MORTGAGE CAPITAL INC.

Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mortgages and mortgage servicing. MLMCI, through its CMO Passport (service mark) service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations ("CMOs") and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements through which it makes loans to customers collateralized by loan mortgages providing customers with temporary liquidity for their investments in secured whole loans. MLMCI also has a mortgage conduit which purchases commercial and multi-family mortgage loans from lenders and securitizes these loans for sale to investors.

MERRILL LYNCH INVESTMENT PARTNERS INC.

Merrill Lynch Investment Partners Inc. ("MLIP"), serves principally as the general partner and commodity pool operator of public and privately offered commodity pools for which MLF acts as commodity broker and MLPF&S acts as selling agent. MLIP also structures and sponsors managed futures investments to meet a variety of client objectives. MLIP is one of the largest managed futures sponsors in the world as measured by assets under its management and by its financial resources. MLIP is an integrated business, whose capabilities include research, trading, finance, systems, operations, sales, and marketing. MLIP's responsibilities include selecting and monitoring trading advisors, as well as allocating and reallocating capital among them. At December 29, 1995, approximately $1.3 billion in equity was invested or was to be invested in 41 U.S. and non-U.S. commodity futures funds which MLIP has sponsored or been selected to manage (as compared with approximately $1.2 billion in equity invested or to be invested in 48 commodity futures funds worldwide at the end of 1994).

MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

Merrill Lynch Business Financial Services Inc. ("MLBFS") provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management (service mark) account ("WCMA (registered trademark) Account"), which MLPF&S markets to business customers. The WCMA Account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business customers. As of December 29, 1995, there were more than 120,000 WCMA Accounts which, in the aggregate, had investment assets of more than $50 billion. In addition to providing qualifying customers with short-term working capital financing through the WCMA Commercial Line of Credit, MLBFS offers assistance to business customers with their term lending, equipment, and other asset-based financing needs. In 1995, MLBFS originated more than $575 million in new commercial loans for business customers and, at December 29, 1995, total outstanding loans were $760 million, of which approximately 97% were secured by tangible assets pledged by customers.

MERRILL LYNCH'S INSURANCE ACTIVITIES

ML & Co.'s operations in insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and the sale of life proprietary and non-proprietary insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S.

MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, the District of Columbia, Guam, and the U.S. Virgin Islands which are then marketed to MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 1995, MLLIC had approximately $11.2 billion of life insurance in force as compared with $10.8 billion at year-end 1994. At year-end 1995, MLLIC had annuity contracts in force of approximately $6.4 billion in value as compared with $6 billion at year-end 1994.

ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1995, ML Life had approximately $2.2 billion of life insurance in force, as compared with $2.1 billion of life insurance in force at year-end 1994. Life insurance in force includes $1.3 billion reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 1995, ML Life had annuity contracts in force of approximately $485 million in value, as compared with $457 million at year-end 1994.

Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuities products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

For additional information respecting the Corporation's insurance activities through its subsidiaries, see the 1995 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements under the caption "Insurance".

MERRILL LYNCH'S BANKING, TRUST, AND MORTGAGE LENDING ACTIVITIES

Merrill Lynch Bank & Trust Co. and Merrill Lynch National Financial, both Federal Deposit Insurance Corporation-insured institutions, issue certificates of deposit and money market deposit accounts (including the Insured Savings (service mark) Account for the CMA account service), make and purchase secured loans, and issue VISA (registered trademark) cards.

Merrill Lynch International Bank Limited ("MLIB Limited"), a United Kingdom bank with branch offices in Germany, Singapore, Bahrain, Luxembourg, and Italy provides foreign exchange trading and collateralized lending services and accepts deposits. Merrill Lynch International Bank, an Edge Act corporation ("MLIB"), provides foreign exchange trading services to corporations and institutions. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits, portfolio management, and individual client services to international private banking clients. Merrill Lynch Bank A.G., a German bank with a branch office in Japan, engages in capital markets activities such as underwriting, foreign exchange, and swap and other derivative transactions.

The Corporation provides personal trust, employee benefit trust, and custodial services in certain states through six state-chartered trust institutions. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited.

Merrill Lynch Credit Corporation ("MLCC") provides real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst (registered trademark) mortgage program.
In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also provides securities-based lending through its Omega(service mark) account, a personal line of credit using eligible securities as collateral that is accessible by VISA (registered trademark) card and by check.

COMPETITION

All aspects of ML & Co.'s business are intensely competitive, particularly in the current securities industry environment of global overcapacity in underwriting, trading, and operations. Through its subsidiaries, it competes directly on a worldwide basis with other U.S. and non-U.S. trading, investment banking, and financial services firms, brokers and dealers in securities and commodities, and with commercial banks, particularly in its derivative and wholesale capital markets businesses. Many of the Corporation's international competitors may have competitive advantages in their home markets. Through its subsidiaries, the Corporation also competes indirectly for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, and banks. Its competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

ML & Co. competes for customers on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel.

There is increased competition from sources other than those traditionally engaged in the securities business, such as commercial banks and insurance companies. Certain U.S. judicial and regulatory actions in recent years concerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities have resulted in increased competition in those aspects of the Corporation's business. In addition, domestic legislative proposals are made from time to time which, if enacted, would relieve certain restrictions on commercial banks and would result in increased competition from commercial banks and their affiliates.

The Corporation's insurance businesses operate in highly competitive environments. Many companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than do the Corporation's insurance subsidiaries.

REGULATION

Certain aspects of the Corporation's business, as that of its competitors and with the securities, commodities, and financial services industry in general, are subject to stringent regulation by U.S. federal and state regulatory agencies and non-U.S. governmental agencies or regulatory bodies which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies include, among others, the Securities and Exchange Commission (the "SEC" or the "Commission"), the Commodity Futures Trading Commission ("CFTC"), and the Federal Deposit Insurance Corporation (the "FDIC").

MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD"). MLPF&S, those ML & Co. subsidiaries engaged in securities clearing services, and Merrill Lynch Specialists Inc., a ML & Co. subsidiary acting as a specialist on certain securities exchanges, are also subject to regulation by the NASD and by the securities exchanges of which each is a member. Certain ML & Co. subsidiaries, including MLPF&S, MLAM, and MLIP, are registered as investment advisers with the SEC. MLPF&S and MLAM are registered as investment advisers with certain states requiring such registration.

Certain ML & Co. subsidiaries, including MLPF&S, are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Those ML & Co. entities that are broker-dealers registered with the SEC and members of the United States national securities exchanges are subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML & Co. to make withdrawals of capital from such broker-dealers. Additional information regarding net capital requirements, set forth in Note 14 to the Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" in the 1995 Annual Report to Stockholders, is incorporated herein by reference.

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

Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker-dealers, emphasizing in particular the need for supervision and control by broker-dealers of their employees.

Furthermore, the SEC, various banking regulators, the Financial Accounting Standards Board and Congressional committees, among others, have launched a number of initiatives which may have the effect of increasing regulation of, and requiring greater disclosure on, derivatives positions and activities. In March 1995, a committee known as the Derivatives Policy Group (the "DPG"), consisting of representatives of ML & Co. and five other major U.S. securities firms, agreed to implement a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the OTC derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. In connection with this initiative, the Corporation formed the Risk Control Committee to provide general oversight of risk management for all institutional trading activities and to monitor compliance with the Corporation's commitment under the DPG's Framework for Voluntary Oversight.

Additional legislation and regulations, changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities and self-regulatory organizations, as well as non-U.S. governments and governmental regulatory agencies, or changes in the interpretation or enforcement of laws and rules, may directly affect the manner of operation and profitability of the Corporation.

The Corporation's registered government securities dealer is also subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. The Corporation's futures commission merchants are regulated by the CFTC, the National Futures Association ("NFA") and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLIP is registered with the CFTC as a commodity pool operator and commodity trading advisor and is a member of the NFA in such capacities.

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

Merrill Lynch Bank & Trust Co. is regulated primarily by the State of New Jersey and by the FDIC. Merrill Lynch Trust Company (New Jersey), MLBFS, and MLCC are regulated by the New Jersey Department of Banking. MLCC is also licensed to conduct its lending activities in over 35 other states and as such is subject to regulation and examination by the appropriate authorities in these states. Merrill Lynch National Financial is regulated primarily by the State of Utah and by the FDIC. MLIB is regulated by the Federal Reserve Bank of New York.
MLIB Limited is regulated by the New York State Banking Department.
The Corporation's trust institutions are subject to regulation by the governmental agencies in the states in which they are incorporated.

The Corporation's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bodies, particularly in those countries where it has established an office. The Corporation's subsidiaries engaged in banking activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities.

ITEM 2.  PROPERTIES

The executive offices and a significant portion of ML & Co.'s business activities are located in a building on 250 Vesey Street (the "North Tower") in the World Financial Center ("WFC") in New York City. Additional offices, operations, and functions are located at 225 Liberty Street (the "South Tower") in the WFC. An ML & Co. affiliate is a partner in the partnership that holds the ground lessee's interest (including the right to grant occupancy and possession to tenants) in the North Tower. The North Tower and the South Tower are each occupied under separate leases held by an ML & Co. affiliate. Both the North and South Tower leases commenced in 1988. The information regarding lease commitments of ML & Co. (including commitments for leases of premises) is set forth in Note 17 to the Consolidated Financial Statements under the caption "Leases" of the 1995 Annual Report to Stockholders and is hereby incorporated by reference.

ML & Co. affiliates also occupy additional principal locations in New Jersey at which certain of the Corporation's business activities are conducted. These include owned facilities in Plainsboro on 240 acres and on 35 acres (which is the replacement facility for leased locations in Somerset where two leases expired in 1994 and one expired in 1995); a leased facility in Piscataway (lease expiring in 2005); and a leased facility in Jersey City (lease expiring in 2007, exclusive of renewals) in which an ML & Co. affiliate holds an interest in partnerships that own the land and the building and in which another ML & Co. affiliate holds the lease for office space housing support functions. Other significant facilities are at three New York City locations held by

MLPF&S under leases expiring in 2000, 2007, and 2024, exclusive of extensions. Affiliates of ML & Co. also own significant facilities in Lakewood and Englewood, Colorado and Jacksonville, Florida.

Insurance activities are conducted by insurance subsidiaries of ML & Co. at locations in Plainsboro, New Jersey (fee-owned facility), Jacksonville, Florida (fee-owned facility), New York City (lease expiring in 2000), Springfield, Massachusetts (sublease expiring in 1997), and at additional locations at MLPF&S branch offices throughout the United States which service MLPF&S branch offices.

An ML & Co. affiliate leases a building with approximately 250,000 square feet at Ropemaker Place, London. The lease commenced in 1987 and continues for 25 years with a right to cancel in the year 2002. As a result of the Smith New Court acquisition, another ML affiliate leases a building with approximately 170,000 square feet at Farringdon Road in London. This lease commenced in 1990 and continues for 25 years. Another ML & Co. affiliate leases 97,000 square feet of office space in Tokyo. The lease, which expires in the year 2003, can be canceled at any time on six-months notice.

Substantially all other offices, including approximately 500 branch offices and more than 130 SMOs, of ML & Co.'s subsidiaries throughout the world, are located in leased premises. Facilities owned or occupied by the Corporation are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in numerous civil actions and arbitration proceedings, including the following. Each of the following actions is reported as of March 22, 1996.

Orange County Litigation. The following actions have been filed against or on behalf of the Corporation in connection with the Corporation's business activities with the Treasurer-Tax Collector of Orange County, California ("Orange County") or from the purchase of debt instruments issued by Orange County that were underwritten by MLPF&S. On December 6, 1994, bankruptcy petitions were filed on behalf of Orange County and the Orange County Investment Pools (the "Pools") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Pools' bankruptcy petition subsequently was dismissed. The currently pending actions involving the Corporation and Orange County include, in the order summarized below, an action in the names of Orange County and the current Orange County Treasurer-Tax Collector; actions by investors and participants in the Pools; actions by investors in the Corporation or affiliated entities; and actions by holders of bonds or other debt instruments issued by or on behalf of Orange County and other public entities with funds controlled by the Orange County Treasurer-Tax Collector.

On January 12, 1995, an action was commenced in the Bankruptcy Court by Orange County and the Pools against the Corporation and certain of its subsidiaries (the "Orange County Action"). Orange County filed a first amended complaint on June 6, 1995, which was dismissed on October 17, 1995. Orange County filed a second amended complaint on October 25, 1995 adding John M.W. Moorlach, the current Orange County Treasurer-Tax Collector, as a plaintiff, and alleging, among other things, that the Corporation's liquidation of certain securities entitles the plaintiffs to relief under Sections 362, 502, 510, 549 and 922 of the Bankruptcy Code, that various securities transactions between Orange County and/or the Pools and the Corporation and its subsidiaries violated California law and are null and void, that the Corporation and its subsidiaries violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 25401 of the California Corporations Code (the "California Code"), Section 17200 of the California Business and Professions Code, Sections 1709-10 of the California Civil Code, breached fiduciary duties, aided and abetted breaches of fiduciary duty and conspired to make unauthorized use of public funds. Damages in excess of $2 billion, injunctive and declaratory relief are sought.

On March 1, 1995, the parties entered into an agreement pursuant to which the proceeds from the sale of securities purchased by the Corporation from Orange County pursuant to certain master repurchase agreements are to be used to purchase short-term United States Treasury Bills or United States Treasury Notes that will be identifiable and held separate and subject to any rights that the Corporation may have in the master repurchase agreements. This agreement may be terminated by the Corporation upon 30 days' written notice.

On December 13, 1994, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were deposited with the Orange County Treasurer-Tax Collector pursuant to proceedings in California Superior Court (the "DeLeon Action"). On December 27, 1994, plaintiffs filed a first amended class action complaint; on April 19, 1995, plaintiffs filed a second amended complaint which was dismissed on November 13, 1995 and on December 18, 1995 plaintiffs filed a third amended complaint. As amended, the DeLeon Action is brought on behalf of the same individuals on whose behalf the action was originally brought and on behalf of individuals who invested funds in the Pools representing deferred compensation and/or retirement funds. The defendants include the Corporation, a subsidiary of the Corporation, and an employee of the Corporation. Plaintiffs allege, among other things, that the defendants breached fiduciary duties, aided and abetted breaches of fiduciary duties, conspired to breach a fiduciary duty and committed professional negligence in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought. The parties have agreed to stay this action pending developments in the Orange County Action described above.

On January 10, 1995, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of persons whose funds were deposited in the Pools pursuant to proceedings in California Superior Court (the "Small Action"). The Corporation, a subsidiary of the Corporation, an employee of the Corporation, and Robert L. Citron, formerly the Treasurer-Tax Collector of Orange County, are named as defendants. Plaintiffs allege claims for breach of fiduciary duty and fraud in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. Injunctive relief and damages in an unspecified amount are sought. The complaint was never served.

On September 15, 1995, an action was commenced in the Superior Court for the State of California, San Francisco County, by twelve California public entities (the "Atascadero State Court Action"). Named as defendants are the Corporation, certain subsidiaries of the Corporation, and an employee of the Corporation. The complaint alleges, among other things, that the defendants committed fraud and deceit, negligence and negligent misrepresentation, breached fiduciary duties, aided and abetted breaches of fiduciary duty, and violated California Penal Code
Section 496 and the California Unfair Business Practices Act, in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. Injunctive relief, rescission, restitution, and damages in excess of $50 million are sought. The case has been transferred to Contra Costa County, California.

On November 27, 1995, an action was commenced in the United States District Court for the Central District of California by fourteen California public entities (the "Atascadero Federal Court Action"). Named as defendants are the Corporation, certain subsidiaries of the Corporation, and an employee of the Corporation. John Moorlach is named as a nominal defendant. The complaint alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, Sections 25400, 25401, 25500 and 25501 of the California Code, Section 496 of the California Penal Code, the California Unfair Business Practices Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), committed fraud and deceit, negligence and negligent misrepresentation, breached fiduciary duties, and aided and abetted breaches of fiduciary duty, in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. Rescission, restitution, and damages in excess of $50 million are sought. The complaint in this action has not been served.

Beginning on December 5, 1994, five derivative actions purportedly brought on behalf of the Corporation were filed in the Supreme Court of the State of New York, New York County (the "Wilson Actions"). On February 21, 1995, the court consolidated the actions and an amended consolidated complaint was filed on June 5, 1995 naming as defendants 22 present or past directors, officers or employees of the Corporation and/or certain of its subsidiaries. The complaint alleges, among other things, breach of fiduciary duty and oversight failures, waste of corporate assets and claims for indemnification in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. The Corporation is named as a nominal defendant in these actions. Damages in an unspecified amount are sought on behalf of the Corporation against the individuals named as defendants.

On December 16, 1994, a purported class action was commenced in the United States District Court for the Southern District of New York (the "Balan Action"). An amended complaint was filed on May 15, 1995. As amended, the Balan Action is brought on behalf of purchasers of the Corporation's common stock between March 31, 1994 and December 6, 1994, and names as defendants the Corporation and two of its directors and officers. The plaintiff alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with the Corporation's disclosure with respect to its business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought.

Beginning on December 8, 1994, ten purported class actions were commenced in the United States District Court for the Central District of California on behalf of individuals who purchased bonds or other debt instruments issued by or on behalf of Orange County during various periods of time (the "Smith Federal Court Action"). Plaintiffs filed an amended consolidated complaint on January 27, 1995, and a first amended consolidated complaint on February 27, 1995. As amended, the Smith Federal Court Action purports to be brought on behalf of all persons who purchased bonds or other debt instruments between July 1, 1992 and December 6, 1994 that were issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector. The defendants in the first amended consolidated complaint are the Corporation, an employee of the Corporation, Paine Webber, Inc., CS First Boston Corp., Smith Barney, Inc., Lehman Brothers, Inc., Donaldson, Lufkin & Jenrette, Inc., Kidder Peabody & Co., Inc., Stone & Youngberg, Rauscher Pierce Refsnes, Inc., Leifer Capital, Inc., Fieldman Rolapp & Associates, Inc., CGMS, Inc., and O'Brien Partners, Inc. Following a stipulation and order filed on July 17, 1995 dismissing certain state law claims without prejudice, the plaintiffs allege, among other things, that the defendants affiliated with the Corporation violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to the sale of bonds and other debt instruments issued by Orange County and other public entities. Damages in an unspecified amount are sought.

On September 28, 1995, a purported class action was commenced in the Superior Court for the State of California, Orange County, asserting the state law claims previously dismissed in the Smith Federal Court Action (the "Smith State Court Action"). The Smith State Court Action is brought on behalf of the same purported class as the Smith Federal Court Action. Named as defendants are the Corporation, an employee of the Corporation, and the same defendants not affiliated with the Corporation as in the Smith Federal Court Action and, in addition, KPMG Peat Marwick. Violations of Sections 25400, 25401, 25500, 25501 and 25504.1 of the California Code and fraud and deceit are alleged in connection with disclosure made with respect to the sale of bonds and other debt instruments issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought. Certain of the defendants in the Smith Federal Court Action and the Smith State Court Action other than the Corporation and the employee of the Corporation named as a defendant have entered into settlement agreements with the plaintiffs in these cases.

On March 9, 1995, an action (the "Kemper Action") was commenced in the Circuit Court of Cook County, Illinois, Chancery Division, by five money market mutual funds managed by Kemper Financial Services, Inc. (namely, the Cash Account Trust, Cash Equivalent Fund, Kemper Investors Fund, Kemper Money Market Fund, and Kemper Portfolios). Named as defendants are a subsidiary of the Corporation and an employee of the Corporation. The complaint alleges, among other things, that the defendants violated Sections 12A, 12F, 12G and 12I of the Illinois Securities Act and committed common law fraud with respect to disclosure made in connection with the issuance and sale of 1994-95 Taxable Notes that were issued by Orange County on July 8, 1994. Rescission and damages in an unspecified amount are sought. This action has been stayed until June 30, 1996.

The Corporation has also received formal and informal inquiries from various governmental entities and agencies examining the events underlying the above described litigation and is cooperating with these inquiries.

Pittleman Action. On November 3, 1995, a purported derivative action on behalf of the Corporation was filed in the Supreme Court of the State of New York, New York County, naming 12 present or past directors of the Corporation as defendants. Damages in an unspecified amount are sought on behalf of the Corporation. The complaint alleges, among other things, claims for breach of fiduciary duty, indemnification and corporate waste in connection with (i) certain of the Corporation's municipal finance activities, including certain contractual arrangements that led to a civil settlement of approximately $12 million with the United States Attorney for the District of Massachusetts, the Massachusetts Attorney General and the SEC and to the issuance by the SEC of an order censuring MLPF&S and an order directing MLPF&S to cease and desist from committing or causing any violation or future violation of Rule G-17 of the Municipal Securities Rulemaking Board (as to which MLPF&S consented without admitting or denying any of the findings or allegations contained in the orders) and (ii) certain basket trading activities in Japan that led to administrative sanctions by Japanese securities regulators consisting of a 48-hour suspension of arbitrage trading by the Corporation for its own account in Japan.


NASDAQ Antitrust Litigation. On December 16, 1994, a consolidated amended complaint was filed in In Re NASDAQ Market-Makers Antitrust Litigation, MDL
No. 1023, in the United States District Court for the Southern District of
New York. As subsequently amended, the complaint alleges that 33 market-makers, including MLPF&S, engaged in a conspiracy with respect to the "spread" between bid and ask prices for certain securities traded on NASDAQ by refusing to quote bid and ask prices in so-called "odd-eighths". The complaint purports to be brought on behalf of all persons who purchased or sold these securities between May 1, 1989 and May 27, 1994. The complaint alleges violations of antitrust laws and seeks compensatory damages in an unspecified amount, treble damages, declaratory and injunctive relief, and attorney's fees and costs. Judgment against each of the defendants is sought on a joint and several basis. MLPF&S has filed an answer denying the allegations in the complaint. Discovery is proceeding.

In connection with their industry-wide investigations into the NASDAQ market, the Corporation, along with other named defendants, has received inquiries from the Antitrust Division of the Department of Justice and the SEC and is cooperating with these inquiries.

GSLIC Litigation. In each of the legal proceedings described below except for the stockholder derivative actions, the claims against the Merrill Lynch defendants (as defined below) have now either been dismissed pursuant to settlements or under the terms of a settlement for which court approval is now being sought will be dismissed.

All the actions arise from certain securities trading transactions that occurred at year-end 1984, 1985, 1986, and 1988 between MLPF&S and MLGSI and a Florida insurance company, Guarantee Security Life Insurance Company ("GSLIC"), which was taken into liquidation. A principal focus of the allegations in the following civil proceedings is an assertion that GSLIC's purpose in engaging in the year-end transactions was to distort its apparent financial condition. It is claimed that GSLIC's former officers and employees improperly took assets from the company and its investment portfolio declined substantially in value before its true financial condition became known to insurance regulators, GSLIC's policyholders, and the creditors of GSLIC and its parent company, Transmark USA, Inc. ("Transmark").

On December 20, 1991, an action (the "Receiver Action") was commenced by the Florida Department of Insurance as Receiver of GSLIC (the "Receiver") in the Fourth Judicial Circuit Court in Duval County, Florida naming as defendants former officers, directors, and shareholders of GSLIC and Transmark, GSLIC's former outside attorneys and accountants, MLPF&S, MLGSI, and a former managing director of MLPF&S (the Merrill Lynch parties in the Receiver Action being referred to collectively as the "Merrill Lynch defendants"). The complaint alleges state law claims against the above-mentioned Merrill Lynch defendants for fraud, breach of fiduciary duty, conspiracy, and aiding and abetting a breach of duty arising from their involvement in the year-end trades with GSLIC, alleges that GSLIC was damaged in excess of $300 million, and seeks relief in an unspecified amount from the Merrill Lynch defendants. On July 14, 1995, an agreement was signed among the Receiver of GSLIC, the Merrill Lynch defendants, along with certain other named defendants, to settle this action. The court has entered an order severing for purposes of trial the claims against the settling defendants and otherwise staying all further proceedings in respect of such defendants. Pursuant to the terms of the final settlement agreement (executed on October 19, 1995) and subject to the finality of the court's Order of Final Approval of Settlement dated March 8, 1996, the Merrill Lynch defendants will pay $45 million to the Receiver, and the Receiver's claims against them will be dismissed in their entirety.

Substantially the same defendants are named in two consolidated lawsuits brought in federal court in Jacksonville, Florida on October 15, 1991 and on February 28, 1992 on behalf of an uncertified alleged class of purchasers of GSLIC insurance policies and annuities between 1984 and 1991 (the "Haag/Levine Action"). The complaint alleges substantially the same claims as the Receiver Action as well as RICO claims and Section 10(b) of the Exchange Act and seeks unspecified money damages. The court has stayed the Haag/Levine Action pending the resolution of the Receiver Action. A condition of the settlement in the Receiver Action is dismissal of the claims in the Haag/Levine Action against the Merrill Lynch defendants, at no further cost to the Merrill Lynch defendants.

The Resolution Trust Corporation ("RTC"), as receiver for four failed savings institutions (CenTrust Association Savings Bank, Imperial Savings Association, FarWest Savings and Loan Association, and Columbia Savings and Loan Association) in January and April, 1993 filed civil actions in federal court in Jacksonville, Florida against ML & Co., MLPF&S, MLGSI, a former MLPF&S managing director, and former officers, directors, and employees of Transmark and GSLIC (the "RTC Action"). The action seeks to recover damages as a result of purchases by the four above-named institutions of securities issued by Transmark, GSLIC's parent corporation. The claims alleged are substantially similar to those in the Haag/Levine action mentioned above. In April, 1993, Trans-Resources Inc., a company that alleges it also purchased Transmark securities, filed a complaint in the federal court in Jacksonville, Florida substantially following the allegations of the RTC Action and names substantially the same defendants (the "Trans-Resources Action"). The RTC Action and Trans-Resources Action each seek compensatory and punitive damages in unspecified amounts, trebling of damages under the RICO claim, rescissory relief, and reimbursement of costs of suit. On August 10, 1995, an agreement was signed among the RTC and these Merrill Lynch defendants to settle the RTC Action, as well as all other pending litigation brought by the RTC against the Corporation or its affiliates. Pursuant to the agreement, $4.5 million has been paid to the RTC in respect of the RTC Action, and the RTC's claims against these Merrill Lynch defendants have been dismissed in their entirety. On December 22, 1995, an agreement was signed among Trans-Resources and these Merrill Lynch defendants to settle the Trans-Resources Action. Pursuant to the Agreement, $150,000 has been paid to Trans-Resources, and claims against the Merrill Lynch defendants in this action have been dismissed in their entirety.

In October 1991, Messrs. Miller and Steiner commenced derivative actions, now consolidated, purportedly brought on behalf of the Corporation in New York State Supreme Court, New York County, naming as defendants directors of ML & Co. who were directors at the time of the year-end securities transactions in question, among others. The plaintiffs assert claims of breach of fiduciary duties in connection with the year-end securities transactions with GSLIC and other claims against Transmark and one of Transmark's principals. The damages sought in this action are unspecified. The court has stayed the action for all purposes pending a resolution of the above-mentioned related litigation in Florida.

                                   * * * *

The Corporation believes it has strong defenses to, and will vigorously contest, the actions described above. Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings and claims pending against the Corporation or its subsidiaries as of March 22, 1996 cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Corporation that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of the Corporation as set forth in the Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders.


ITEM 4.  Submission Of Matters To A Vote Of Security Holders  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning executive officers of ML & Co. as of March 22, 1996.

NAME AND AGE                   PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                               MARCH 1991*

Herbert M. Allison, Jr., 52    Executive Vice President, Corporate and
                               Institutional Client Group since January 1995;
                               Executive Vice President, Investment Banking
                               Group from May 1993 to January 1995; Executive
                               Vice President, Finance and Administration from
                               October, 1990 to April 1993; Executive Vice
                               President, Administration from July 1989 to
                               October 1990.

Edward L. Goldberg, 55         Executive Vice President, Operations, Systems
                               and Telecommunications since April 1991 (and responsible for Corporate Real Estate and Purchasing since March, 1993); Director and
                               Executive Vice President of MLPF&S since May
                               1991; from January 1991 to April 1991,
                               performed senior management responsibilities in the Operations, Systems and
                               Telecommunications Division; Senior Vice
                               President of Equity Markets, Professional
                               Securities Services Group of  MLPF&S,
                               September, 1988 to December, 1990.

Stephen L. Hammerman, 57       Vice Chairman of the Board since April 1992;
                               Executive Vice President from June 1985 to
                               April 1992; General Counsel since October
                               1984; General Counsel of MLPF&S since March
                               1981.

Jerome P. Kenney, 54           Executive Vice President, Corporate Strategy and
                               Research since October 1990; also Executive Vice
                               President, Corporate Credit from May 1993 to May
                               1995; Executive Vice President and President of the Capital Markets Sector from September 1984 to October 1990.

David H. Komansky, 56          President and Chief Operating Officer since
                               January 1995; President and Chief Executive
                               Officer of MLPF&S since February 1995; Executive
                               Vice President, Debt and Equity Markets Group from May 1993 to January 1995; Executive Vice
                               President, Debt Markets Group from June 1992 to
                               April 1993; Executive Vice President, Equity
                               Markets Group from October 1990 to May 1992.

----------
* Unless otherwise indicated, the offices listed are of the parent company. Under ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify. All Executive Officers are elected by the Board of Directors.

NAME AND AGE                   PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                               MARCH 1991*

Winthrop H. Smith, Jr., 46     Executive Vice President, International since
                               June 1992; National Sales Director of Eastern
                               Division from November 1990 to May 1992; Regional
                               Director of Mid-Atlantic Region from July 1985 to
                               November 1990.

John L. Steffens, 54           Executive Vice President, Private Client Group
                               since October 1990; Executive Vice President and
                               President of the Consumer Markets Sector from
                               July 1985 to October 1990.

Daniel P. Tully, 64            Chairman of the Board since June, 1993; Chief
                               Executive Officer since May, 1992; President and
                               Chief Operating Officer from July, 1985 to
                               January, 1995; Chairman of the Board, President, and Chief Executive Officer of MLPF&S from July,
                               1985 to February, 1995.

Joseph T. Willett, 44          Chief Financial Officer since April 1993;
                               Controller from April 1992 to September 1995;
                               Senior Vice President since February 1991;
                               Treasurer from February 1991 to April 1992; First
                               Vice President of MLPF&S from January 1988 to
                               February 1991.

Arthur Zeikel, 63              Executive Vice President, Asset Management
                               Group since October 1990; Director, Corporate
                               Strategy from July 1988 to October 1990;
                               President and Chief Investment Officer of Merrill
                               Lynch Asset Management since November 1976.

----------
* Unless otherwise indicated, the offices listed are of the parent company. Under ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify. All Executive Officers are elected by the Board of Directors.

                                   PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

Information relating to the principal market in which the Registrant's Common Stock is traded, the high low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the captions "Dividends Per Common Share" and "Stockholder Information" on page 68 of the 1995 Annual Report to Stockholders and such information is hereby incorporated herein by reference.

The Common Stock of ML & Co. (trading symbol MER) is listed on the following stock exchanges: New York Stock Exchange, Chicago Stock Exchange, The Pacific Stock Exchange, The Paris Stock Exchange, London Stock Exchange, and The Tokyo Stock Exchange.


ITEM 6.  Selected Financial Data

Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table "Selected Financial Data" on page 26 of the 1995 Annual Report to Stockholders (excluding for this purpose the financial ratio, leverage, and employee information set forth under the headings "Financial Ratios" and "Other Statistics") and in the information set forth on page 66 of the 1995 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 41 to 65 in the 1995 Annual Report to Stockholders.


ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 28 to 40 of the 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" and is hereby incorporated herein by reference. In addition, in response to this Item 7, the financial information set forth in the financial table "Selected Financial Data" under the caption "Financial Ratios-Average Leverage" on page 26 of the 1995 Annual Report to Stockholders and the information in Note 14 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders is hereby incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 41 to 65 in the 1995 Annual Report to Stockholders.


ITEM 8.  Financial Statements And Supplementary Data

The consolidated financial statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 1995 Annual Report to Stockholders on pages 41 to 65 and such information is hereby incorporated herein by reference. In addition, the information on page 68 of the 1995 Annual Report to Stockholders under the caption "Quarterly Information" is hereby incorporated by reference herein.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.


                                   PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The information set forth under the caption "Election of Directors" on pages 5 to 8 of ML & Co.'s Proxy Statement dated March 11, 1996 for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") and the information set forth in Part I hereof under the caption "Executive Officers of the Registrant" is hereby incorporated herein by reference.


ITEM 11. Executive Compensation

Information relating to executive compensation is set forth under the caption "Executive Compensation" on pages 14 to 27 of the Proxy Statement and is hereby incorporated herein by reference.


ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

Information respecting security ownership of management and certain beneficial owners is set forth on pages 1 and 2 of the Proxy Statement and under the caption "Election of Directors" on pages 5 to 8 of the Proxy Statement. Such information is hereby incorporated herein by reference.


ITEM 13. Certain Relationships And Related Transactions

Information regarding certain relationships and related transactions set forth under the caption "Certain Transactions" on pages 25 and 26 of the Proxy Statement is hereby incorporated herein by reference.


                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)   Documents filed as part of this Report:

      1. Financial Statements

         The financial statements are listed on page F-1 hereof by reference to the corresponding page number in the 1995 Annual Report to Stockholders.

      2. Financial Statement Schedules

         The financial statement schedules required to be filed hereunder are listed on page F-1 hereof and the schedules included herewith appear on pages F-3 through F-7 hereof.

      3. Exhibits

         Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and Registration Statements on Form S-3 are designated herein as "10-Q", "10-K", "8-K", and "S-3", respectively.

         (3) Articles of Incorporation and By-Laws.

            (i)(a) Restated Certificate of Incorporation of ML & Co., as
                   amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

               (b) Certificate of Amendment dated April 29, 1993 of the
                   Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

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

               (d) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).

               (e) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).

               (f) Deposit Agreement dated as of November 3, 1994 among ML &
                   Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).

               (g) Certificate of Designation dated March 30, 1988 for
                   Remarketed Preferred Stock, Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

               (h) Certificate of Designation dated December 17, 1987 for
                   Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

               (i) Form of Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

            (ii) By-Laws of ML & Co., effective as of October 25, 1993 (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

        (4) Instruments defining the rights of security holders, including indentures.

            Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Registrant, none of which instruments authorize an amount of securities that exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. For convenience purposes, the Registrant hereby lists as Exhibits 4(iii) through 4(vi) each long-term security issued by the Registrant since the filing of its latest registration statement for debt securities and warrants.


            (i) Senior Indenture dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 3 to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

           (ii) Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

          (iii) Form of ML & Co.'s 6% Notes due January 15, 2001 (Exhibit 4 to 8-K dated January 17, 1996).

           (iv) Form of ML & Co.'s AMEX Hong Kong 30 Index Equity Participation Notes due February 16, 1999 (Exhibit 4 to 8-K dated February 7, 1996).

            (v) Form of ML & Co.'s 6% Notes due March 1, 2001 (Exhibit 4 to 8-K dated February 29, 1996).

           (vi) Form of ML & Co.'s 7% Notes due March 19, 2006 (Exhibit 4 to 8-K dated March 18, 1996).

         (10) Material Contracts.

              Management Contracts, Compensation Plans, and other Employee
              Arrangements:

            (i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995 (Exhibit 10(i) to 1994 10-K).

           (ii) Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1994 10-K).

         *(iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through December 4, 1995.

           (iv) ML & Co. Equity Capital Accumulation Plan, as amended through December 5, 1994 (Exhibit 10(iv) to 1994 10-K).

            (v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).

           (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement for the 1996 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 11, 1996 ("1996 Proxy Statement")).

          (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 10-Q for the quarter ended September 25, 1992 (the "3rd Quarter 1992 10-Q")).

         (viii) Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 10-Q for the quarter ended June 28, 1991 (the "2nd Quarter 1991 10-Q")).

           (ix) Amendment dated April 30, 1992 to Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 10-Q for the quarter ended June 26, 1992).

           *(x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers.

           (xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 1993 10-K).

          (xii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

         (xiii) Written description of ML & Co.'s compensation policy for directors (Page 14 of ML & Co.'s 1996 Proxy Statement).

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

----------
* Filed herewith.

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

         (xxii) Form of ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxii) to 1994 10-K).

        (xxiii) Form of ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through February 24, 1995 (Exhibit 10(xxiii) to 1994 10-K).

         (xxiv) Form of ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

                          -- 10(xxv) intentionally omitted --

         Agreements Relating To The World Financial Center:

         (xxvi) The following documents relate to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                  (a) Reimbursement Agreement between Olympia & York Tower D
                      Company and Merrill Lynch/WFC/L, Inc. ("WFC/L") dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22,
                      1990).

                  (b) Reimbursement Agreement between Olympia & York Tower B
                      Company ("B Company") and WFC/L dated as of August 24, 1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

                 +(c) Agreement of Lease (with respect to Parcel D) dated as of February 26, 1988 between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

                 +(d) Guaranty and Assumption Agreement dated as of February
                      26, 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to 1992 10-K).

                 +(e) Agreement of Lease (with respect to Parcel B) dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

----------
+ Confidential treatment has been obtained for portions of this exhibit.

                 +(f) Guaranty and Assumption Agreement dated as of September
                      29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

                 +(g) Restated and Amended Partnership Agreement of D Company,
                      executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992 10-K).

                 +(h) Agreement of Sublease dated as of September 29, 1988
                      between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

                 +(i) Agreement of Sublease (with respect to a portion of
                      Parcel B) dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvi)(i) to 1993 10-K).

                 +(j) Agreement of Sublease (with respect to a portion of
                      Parcel B) dated December 17, 1993 between WFC/L and Deloitte & Touche (Exhibit 10(xxvi)(j) to 1993 10-K).

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

                  (f) First Amendment to Agreement of Sublease dated as of
                      September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(v) to 10-Q for the quarter ended March 24, 1989).

----------
+ Confidential treatment has been obtained for portions of this exhibit.

                  (g) Letter Amendment to the Restated and Amended Partnership
                      Agreement of WFC Tower D Company dated as of February 26, 1988 between O&Y Tower D Holding Company I ("O&Y I") (which has succeeded to the interest of O&Y U.S. Development Corp.), O&Y Tower D Holding Company II ("O&Y II") and HQ North Company, Inc. (formerly known as O&Y Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter 1993 10-Q).

                  (h) Third Amendment to Restated and Amended Partnership
                      Agreement of WFC Tower D Company dated as of July 12, 1990 among O&Y I, O&Y II, and HQ North (Exhibit 10(xxix)(i) to 10-K for the fiscal year ended December 28, 1990 ("1990 10-K")).

                 +(i) Second Amendment dated as of December 26, 1990 to
                      Agreement of Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

                 +(j) Second Amendment dated as of January 5, 1994 to
                      Agreement of Sublease (with respect to a portion of Parcel
                      B) dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvii)(j) to 1993 10-K).


                 Certain Olympia & York entities have filed for bankruptcy protection. The ML & Co. affiliates party to certain of the above agreements are pursuing their claims. In addition to the foregoing agreements, various guarantees, security agreements, and related documents were granted by or to Olympia & York Developments Limited and by or to O & Y Equity Corp. to or by ML & Co. in connection with the World Financial Center transactions. Exhibits to the documents listed in items
                 (xxvi) and (xxvii) above have been omitted, except where such exhibits are material to the transactions.

     * (11) Statement re computation of per share earnings.

     * (12) Statement re computation of ratios.

     * (13) 1995 Annual Report to Stockholders.

     * (21) Subsidiaries of the Registrant.

     * (23) Consent of Independent Auditors.

     * (27) Financial Data Schedule.

----------
+ Confidential treatment has been obtained for portions of this exhibit.
* Filed herewith.

(b)   Reports on Form 8-K:

      The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995 with the Commission under the caption "Item 5. Other Events":

     (i) Current Report on Form 8-K dated October 17, 1995 for the purpose of filing Preliminary Unaudited Earnings Summaries for the three- and nine-month periods ended September 29, 1995.

    (ii) Current Report on Form 8-K dated November 2, 1995 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 29, 1995 and statements regarding computation of ratios.

    (ii) Current Report on Form 8-K dated November 27, 1995 for the purpose of filing the form of Registrant's Index Warrant Agreement, including form of Global Warrant Certificate, relating to ML & Co.'s
         Russell 2000 Index Call Warrants expiring November 17, 1998.


                               INDEMNIFICATION

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                         DESCRIPTION OF COMMON STOCK

The authorized capital stock of ML & Co. consists of 500,000,000 shares of common stock, par value $1.33 1/3 per share ("Common Stock"), and 25,000,000 shares of preferred stock, par value $1.00 per share, issuable in series ("Preferred Stock"). As of March 15, 1996, 177,013,550 shares of Common Stock were outstanding (including 4,012,519 shares held by Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes). The shares of Common Stock have no preemptive or conversion rights, redemption provisions, or sinking fund provisions. The outstanding shares of Common Stock are duly and validly issued, fully paid, and nonassessable. Each share is eligible to participate under the Rights Agreement referenced below, to the extent specified therein, to purchase certain securities upon the occurrence of certain events specified in such Rights Agreement.

The Board of Directors of ML & Co., without further action by stockholders, has the authority to issue all of the 25,000,000 shares of Preferred Stock, which are currently authorized, from time to time in one or more series and, with respect to each such series, has authority to fix the powers (including voting power), designations, preferences as to dividends and liquidation, and relative, participating, optional, or other special rights and the qualifications, limitations or restrictions thereof. As of March 15, 1996, there were 17,000,000 Depositary Shares issued, each representing a one-four hundredth interest in a share of the 9% Preferred Stock. The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425,000,000. As of March 15, 1996, there were 42,500 shares of 9% Preferred Stock outstanding. As of March 15, 1996, there were 3,000 shares of ML & Co.'s Remarketed Preferred (service mark) Stock, Series C (the "RP (registered trademark) Stock ") issued, of which 1,938 were outstanding. From time to time, MLPF&S may occasionally acquire a temporary position in the Depositary Shares and shares of RP Stock. At March 15, 1996, the Depositary Shares and shares of RP Stock held by MLPF&S for the purpose of resale was not material. The 9% Preferred Stock and RP Stock have dividend and liquidation preference over the Common Stock and over the Series A Junior Preferred Stock issuable pursuant to a Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

                          MERRILL LYNCH & CO., INC.
                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
                       ITEMS 14 (A)(1) AND 14 (A)(2)

                                                            Page Reference
                                                            --------------
                                                                   1995 Annual
                                                                    Report to
                                                       Form 10-K   Stockholders
                                                       ---------   ------------
Financial Statements
--------------------
Statements of Consolidated Earnings, Year Ended Last
Friday in December 1995, 1994, and 1993                                  41

Consolidated Balance Sheets, December 29, 1995 and
December 30, 1994                                                     42-43

Statements of Changes in Consolidated Stockholders'
Equity, Year Ended Last Friday in December 1995,
1994, and 1993                                                        44-45

Statements of Consolidated Cash Flows, Year Ended
Last Friday in December 1995, 1994, and 1993                             46

Notes to Consolidated Financial Statements                            47-65

Independent Auditors' Report                                             65

Financial Statement Schedules
-----------------------------

Independent Auditors' Report                              F-2

Schedule I   Condensed Financial Information of       F-3 to F-7
Registrant

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

  (i) Selected Financial Data                                            26
 (ii) Management's Discussion and Analysis                            28-40
(iii) Five-Year Financial Summary                                        66
 (iv) Quarterly Information                                              68

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto which are incorporated herein by reference to the Registrant's 1995 Annual Report to Stockholders.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Company") as of December 29, 1995 and December 30, 1994 and for each of the three years in the period ended December 29, 1995 and have issued our report thereon dated February 26, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 1996

                                                                    SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
                        CONDENSED STATEMENTS OF EARNINGS
    YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994, AND DECEMBER 31, 1993
                              (Dollars in Millions)

--------------------------------------------------------------------------------
                                                 1995        1994        1993
--------------------------------------------------------------------------------
                                              (52 weeks)  (52 weeks)  (53 weeks)

REVENUES
  Management service fees (from affiliates) ...  $   282    $   268    $   262
  Interest (principally from affiliates) ......    2,002      1,423        921
  Other .......................................       80         14          2
                                                 -------    -------     -------


  Total Revenues ..............................    2,364      1,705      1,185
  Interest Expense ............................    2,061      1,514        948
                                                 -------    -------     -------

  Net Revenues ................................      303        191        237
                                                 -------    -------     -------

NON-INTEREST EXPENSES
  Compensation and benefits ...................      198        186        206
  Other .......................................      206        232        355
                                                 -------    -------     -------

  Total Non-Interest Expenses .................      404        418        561
                                                 -------    -------     -------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT),
EQUITY IN EARNINGS OF AFFILIATES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ......     (101)      (227)      (324)

  Income Tax Expense (Benefit) ................      112        (21)      (105)
                                                 -------    -------     -------

LOSS BEFORE EQUITY IN EARNINGS OF AFFILIATES
AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE ..........................     (213)      (206)      (219)

  Equity in Earnings of Affiliates ............    1,327      1,223      1,613
                                                 -------    -------     -------


EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE .......................    1,114      1,017      1,394

Cumulative Effect of Change in
Accounting Principle (net of applicable
income taxes of $25) ..........................       --         --        (35)
                                                 -------    -------     -------

NET EARNINGS ..................................  $ 1,114    $ 1,017    $ 1,359
                                                 =======    =======    ========

NET EARNINGS APPLICABLE TO
COMMON STOCKHOLDERS ...........................  $ 1,066    $ 1,004    $ 1,354
                                                 =======    =======    ========

See Notes to Condensed Financial Statements

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             MERRILL LYNCH & CO., INC.
                               (PARENT COMPANY ONLY)

                              CONDENSED BALANCE SHEETS

                      DECEMBER 29, 1995 AND DECEMBER 30 ,1994
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------
                                                            1995        1994
-------------------------------------------------------------------------------

                             ASSETS
                             ------

Cash and cash equivalents ............................   $      37    $      88
Loans to, receivables from and preference
  securities of affiliates............................      39,366       33,059
Investments in affiliates, at equity .................       6,017        5,722
Property, leasehold improvements and equipment (net of
  accumulated depreciation and amortization of $223 in
  1995 and $266 in 1994)..............................         153          253
Other receivables and assets .........................       1,113        1,023
                                                          --------    ---------
TOTAL ASSETS .........................................   $  46,686    $  40,145
                                                          ========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

LIABILITIES

Commercial paper and other short-term borrowings .....   $  17,338    $  14,747
Loans from and payables to affiliates ................       2,657        2,137
Other liabilities and accrued interest ...............       2,707        2,154
Long-term borrowings .................................      17,843       15,289
                                                          --------    ---------
Total Liabilities ....................................      40,545       34,327
                                                          --------    ---------
STOCKHOLDERS' EQUITY

Preferred Stockholders' Equity                                 619          619
                                                          --------    ---------
Common Stockholders' Equity:

  Common stock, par value $1.33 1/3 per share;
    authorized: 500,000,000 shares;
    issued: 1995 and 1994 - 236,330,162 shares .......         315          315
Paid-in capital ......................................       1,237        1,196
Foreign currency translation adjustment ..............          11            4
Net unrealized gains (losses) on investment securities
  available-for-sale (net of applicable income tax
  expense (benefit) of $13 in 1995 and $(31) in 1994)           25          (57)

Retained earnings ....................................       6,492        5,606
                                                          --------    ---------
 Subtotal ............................................       8,080        7,064

Less: Treasury stock, at cost:
        1995 - 60,929,278 shares
        1994 - 48,423,944 shares .....................       2,241        1,627
      Unallocated ESOP reversion shares, at cost:
        1995 -  4,012,519 shares
        1994 -  6,427,091 shares .....................          63          101
      Employee stock transactions ....................         254          137
                                                          --------    ---------
Total Common Stockholders' Equity ....................       5,522        5,199
                                                          --------    ---------
Total Stockholders' Equity ...........................       6,141        5,818
                                                          --------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $  46,686    $  40,145
                                                          ========    =========

See Notes to Condensed Financial Statements

                                                                     SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994, AND DECEMBER 31, 1993

                              (Dollars in Millions)

------------------------------------------------------------------------------
                                                      1995     1994     1993
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings ...................................  $ 1,114  $ 1,017   $ 1,359
  Noncash items included in earnings:
    Cumulative effect of change in
      accounting principle .......................        -        -        35
    Equity in earnings of affiliates .............   (1,327)  (1,223)   (1,613)
    Depreciation and amortization ................       31       38        40
    Other ........................................      (35)      57       104
  (Increase) decrease in:
    Intercompany receivables, net of payables ....   (5,608)    (435)   (9,064)
    Investments in affiliates ....................     (363)     (90)     (176)
    Other operating assets, net of liabilities ...      649      (12)      453
    Proceeds from dividends from affiliates ......    1,455      947       914

                                                    -------  -------   -------
    Cash (used for) provided by operating
      activities .................................   (4,084)     299    (7,948)
                                                    -------  -------   -------

Cash flows from investing activities:
  Proceeds from (payments for):
    Investment securities ........................        -        -         8
    Property, leasehold improvements and
      equipment ..................................      (12)     (33)      (22)

                                                    -------  -------   -------
    Cash used for investing activities ...........      (12)     (33)      (14)
                                                    -------  -------   -------

Cash flows from financing activities:
  Proceeds from (payments for):
    Commercial paper and other short-term
      borrowings .................................    2,592     (978)    6,010
    Issuance and resale of long-term borrowings ..    9,458    8,450     7,282
    Settlement and repurchases of long-term
      borrowings .................................   (6,883)  (6,917)   (4,590)
    Issuance of 9% Cumulative Preferred Stock ....        -      425         -
    Common stock transactions ....................     (894)  (1,048)     (511)
    Dividends ....................................     (228)    (188)     (153)

                                                    -------  -------   -------
    Cash provided by (used for) financing
      activities .................................    4,045     (256)    8,038
                                                    -------  -------   -------


Increase (decrease) in cash and cash equivalents .      (51)      10        76
Cash and cash equivalents, beginning of year .....       88       78         2


                                                    -------  -------   -------

Cash and cash equivalents, end of year ...........  $    37  $    88   $    78
                                                    =======  =======   =======

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Income taxes totaled $487 in 1995, $1,057 in 1994, and $1,004 in 1993.
  Interest totaled $2,086 in 1995, $1,490 in 1994, and $897 in 1993.

See Notes to Condensed Financial Statements

                                                           SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)


CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

The condensed financial statements of Merrill Lynch & Co., Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Corporation") and the notes thereto incorporated elsewhere herein by reference. Where appropriate, prior years' financial statements have been reclassified to conform to the 1995 presentation.

DIVIDENDS RECEIVED FROM AFFILIATES

Cash dividends totaling $1,455, $947, and $914 were received from consolidated subsidiaries in 1995, 1994, and 1993, respectively.

LONG-TERM BORROWINGS AND GUARANTEES

Reference is made to page 58 of the Annual Report for additional information on Parent Company long-term borrowings. At December 29, 1995, Parent Company borrowings totaling $619 were held for purposes of resale by affiliates which also purchased $1,088 and resold $894 of such borrowings during the year.

In certain instances, the Parent Company guarantees obligations of subsidiaries that may include obligations associated with foreign exchange forward contracts and swap transactions.

Substantially all of the Parent Company's fixed-rate long-term borrowings are swapped into variable interest rates. These swaps, generally made with an affiliated dealer in such instruments, are used to hedge interest rate, foreign currency, and equity-linked exposures associated with long-term borrowings. At December 29, 1995 and December 30, 1994, the notional amounts of these instruments were $20,416 and $15,915, respectively.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                 (Dollars in Millions, Except Per Share Amounts)


ACCOUNTING CHANGES

In 1993, the Parent Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" and SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities". SFAS No. 112 was effective as of the 1993 first quarter. The cumulative effect of this change in accounting principle, reported in the Condensed Statements of Earnings, resulted in a charge of $35 (net of applicable income tax benefits), including $32 (net of applicable income tax benefits) from equity in earnings of affiliates.
SFAS No. 115 was effective as of the last day of the 1993 fiscal year.
The effect of this change, reported in the Condensed Balance Sheet under Stockholders' Equity, was an increase of $21 (net of applicable income taxes), all from equity in affiliates.

Reference is made to page 49 of the Annual Report for additional information on Accounting Changes.

NON-INTEREST EXPENSES - OTHER

The Parent Company recorded a non-recurring pretax charge totaling $103 ($60 after income taxes) in 1993 related to the Corporation's decision not to occupy certain office space at its World Financial Center
Headquarters facility and to sublease the unused space to third parties.

STOCKHOLDERS' EQUITY

In 1994, the Corporation issued 17,000,000 Depositary Shares, each representing a one-four-hundredth interest in a share of 9% Cumulative Preferred Stock, Series A, $10,000 liquidation preference per share ("9% Preferred Stock"). The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425.

Reference is made to pages 56 and 57 of the Annual Report for additional information on Stockholders' Equity.

COMMITMENTS AND CONTINGENCIES

Reference is made to pages 63 and 64 of the Annual Report for information on litigation, leases, and other commitments and contingencies.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1996.


                                             MERRILL LYNCH & CO., INC.

                                             By: /s/ Daniel P. Tully
                                                 ------------------------------
                                                 Daniel P. Tully
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22nd day of March, 1996.


                Signature                                Title

       /s/ Daniel P. Tully                    Chairman of the Board,
       -----------------------------          Chief Executive Officer
       (Daniel P. Tully)                      and Director

       /s/ David H. Komansky                  President,
       -----------------------------          Chief Operating Officer and
       (David H. Komansky)                    Director

       /s/ Joseph T. Willett                  Senior Vice President and
       -----------------------------          Chief Financial Officer
       (Joseph T. Willett)

       /s/ Michael J. Castellano              Senior Vice President and
       -----------------------------          Controller
       Michael J. Castellano

       /s/ William O. Bourke                  Director
       -----------------------------
       (William O. Bourke)

       /s/ W. H. Clark                        Director
       -----------------------------
       (W.H. Clark)

       /s/ Jill K. Conway                     Director
       -----------------------------
       (Jill K. Conway)

       /s/ Stephen L. Hammerman               Director
       -----------------------------
       (Stephen L. Hammerman)

       /s/ Earle H. Harbison, Jr.             Director
       -----------------------------
       (Earle H. Harbison, Jr.)

       /s/ George B. Harvey                   Director
       -----------------------------
       (George B. Harvey)

       /s/ William R. Hoover                  Director
       -----------------------------
       (William R. Hoover)

       /s/ Robert P. Luciano                  Director
       -----------------------------
       (Robert P. Luciano)

       /s/ Aulana L. Peters                   Director
       -----------------------------
       (Aulana L. Peters)

       /s/ John J. Phelan, Jr.                Director
       -----------------------------
       (John J. Phelan, Jr.)

       /s/ William L. Weiss                   Director
       -----------------------------
       (William L. Weiss)

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









                           MERRILL LYNCH & CO., INC.


                                  EXHIBITS TO







                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                          SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934





















For the fiscal year ended                        Commission file number 1-7182
December 29, 1995

                               EXHIBITS TO FORM 10-K

                                       INDEX


EXHIBIT NO.                  DESCRIPTION                                    PAGE
-----------                  -----------                                    ----

3(i)(a) Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended December 25, 1992 ("1992 10-K")).

3(i)(b) Certificate of Amendment, dated April 29, 1993, of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).

3(i)(c) Form of certificate representing the 9% Cumulative Preferred Stock, Series A, par value $1.00 per share, of ML & Co. (the "9% Preferred Stock") (Exhibit 4(i) to 10-Q for the quarter ended September 30, 1994 ("3rd Quarter 1994 10-Q")).

3(i)(d) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).

3(i)(e) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).

3(i)(f) Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).

3(i)(g)     Certificate of Designation dated March 30, 1988 for
            Remarketed Preferred Stock, Series C (Exhibit 3(ii) to 1st Quarter 1993 10-Q).

3(i)(h) Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

3(i)(i) Form of Rights Agreement dated as of December 16, 1987 between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) (Exhibit 3(iv) to 1992 10-K).

3(ii)       By-Laws of ML & Co., effective as of October 25, 1993
            (Exhibit 3(i) to 10-Q for the quarter ended September 24, 1993 ("3rd Quarter 1993 10-Q")).

----------
Certain of the exhibits in this index were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated parenthetically by the appropriate report reference date or registration statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and Registration Statements on Form S-3 are designated herein as "10-Q", "10-K", "8-K", and "S-3", respectively.

EXHIBIT NO.                  DESCRIPTION                                    PAGE
-----------                  -----------                                    ----

4(i) Senior Indenture dated as of April 1, 1983, as amended and restated, between ML & Co. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 3 to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

4(ii)       Senior Indenture dated as of October 1, 1993 between ML &
            Co. and The Chase Manhattan Bank, N.A. (Exhibit 4 to 8-K dated October 7, 1993).

4(iii) Form of ML & Co.'s 6% Notes due January 15, 2001 (Exhibit 4 to 8-K dated January 17, 1996).

4(iv)       Form of ML & Co.'s AMEX Hong Kong 30 Index Equity
            Participation Notes due February 16, 1999 (Exhibit 4 to 8-K dated February 7, 1996).

4(v) Form of ML & Co.'s 6% Notes due March 1, 2001 (Exhibit 4 to 8-K dated February 29, 1996).

4(vi) Form of ML & Co.'s 7% Notes due March 19, 2006 (Exhibit 4 to 8-K dated March 18, 1996).

10(i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995 (Exhibit 10(i) to 1994 10-K).

10(ii)      Form of ML & Co. Amended and Restated 1994 Deferred
            Compensation Agreement for a Select Group of Eligible
            Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1994 10-K).

*10(iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through December 4, 1995.

10(iv) ML & Co. Equity Capital Accumulation Plan, as amended through December 5, 1994 (Exhibit 10(iv) to 1994 10-K).

10(v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).

10(vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement for the 1996 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 11, 1996 ("1996 Proxy Statement")).


----------
* Filed herewith.

EXHIBIT NO.                  DESCRIPTION                                    PAGE
-----------                  -----------                                    ----

10(vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 3rd Quarter 1992 10-Q for the quarter ended September 25, 1992 (the "3rd Quarter 1992 10-Q")).

10(viii) Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully (Exhibit 10(iii) to 10-Q for the quarter ended June 28, 1991 (the "2nd Quarter 1991 10-Q")).

10(ix)      Amendment dated April 30, 1992 to Executive Annuity
            Agreement dated July 24, 1991, by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 2nd Quarter 1992 10-Q for the quarter ended June 26, 1992).

*10(x) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers.

10(xi) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 1993 10-K).

10(xii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

10(xiii) Written description of ML & Co.'s compensation policy for directors (Page 14 of ML & Co.'s 1996 Proxy Statement).

10(xiv) Merrill Lynch KECALP Growth Investments Limited Partnership 1983 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).

10(xv) Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-87962)).


----------
* Filed herewith.

EXHIBIT NO.                 DESCRIPTION                                     PAGE
-----------                 -----------                                     ----

10(xvi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

10(xvii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

10(xviii)     Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration
              Statement on Form N-2 (File No. 33-26561)).

10(xix) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

10(xx)        Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to
              Registration Statement on Form N-2 (File No. 33-51825)).

10(xxi) Form of ML & Co. 1994 Deferred Restricted Unit Agreement for Executive Officers (Exhibit 10(i) to 10-Q for the quarter ended April 1, 1994 (the "1st Quarter 1994 10-Q")).

10(xxii) Form of ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxii) to 1994 10-K).

10(xxiii)     Form of ML & Co. Fee Deferral Plan for Non-Employee
              Directors, as amended through February 24, 1995 (Exhibit
              10(xxiii) to 1994 10-K).

10(xxiv) Form of ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

10(xxv)       Intentionally omitted.

EXHIBIT NO.                 DESCRIPTION                                     PAGE
-----------                 -----------                                     ----

10(xxvi)(a)    Reimbursement Agreement between Olympia & York Tower D
               Company and Merrill Lynch/WFC/L, Inc. ("WFC/L") dated as of August 24, 1984 (Exhibit 10(i) to 8-K dated January 22,
               1990).

10(xxvi)(b)    Reimbursement Agreement between Olympia & York Tower B
               Company ("B Company") and WFC/L dated as of August 24,
               1984 (Exhibit 10(ii) to 8-K dated January 22, 1990).

+10(xxvi)(c)   Agreement of Lease (with respect to Parcel D) dated as
               of February 26, 1988 between WFC Tower D Company
               (formerly known as Olympia & York Tower D Company) ("D
               Company") and WFC/L (Exhibit 10(xxx)(c) to 1992 10-K).

+10(xxvi)(d)   Guaranty and Assumption Agreement dated as of February
               26, 1988 between ML & Co. and D Company (Exhibit
               19(xxx)(d) to 1992 10-K).

+10(xxvi)(e)   Agreement of Lease (with respect to Parcel B) dated as
               of September 29, 1988 between B Company and WFC/L (Exhibit
               10(i) to 1st Quarter 1993 10-Q).

+10(xxvi)(f)   Guaranty and Assumption Agreement dated as of September
               29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to
               1st Quarter 1993 10-Q).

+10(xxvi)(g)   Restated and Amended Partnership Agreement of D Company,
               executed on December 24, 1986 (Exhibit 10(xxx)(g) to 1992
               10-K).

+10(xxvi)(h)   Agreement of Sublease dated as of September 29, 1988
               between WFC/L and Olympia & York Tower B Lease Company
               (Exhibit 10(iii) to 1st Quarter 1993 10-Q).

+10(xxvi)(i)   Agreement of Sublease (with respect to a portion of
               Parcel B) dated November 26, 1990 between WFC/L and
               Nomura Holding America, Inc. (Exhibit 10(xxvi)(i) to 1993
               10-K).

+10(xxvi)(j)   Agreement of Sublease (with respect to a portion of
               Parcel B), dated December 17, 1993 between WFC/L and
               Deloitte & Touche (Exhibit 10(xxvi)(j) to 1993 10-K).

10(xxvii)(a)   First Amendment to Building D Agreement to Lease,
               Leasehold Improvements Agreement and Reimbursement
               Agreement (with respect to Parcel D) dated as of July 12,
               1985 between D Company and WFC/L (Exhibit 10(iii) to 8-K dated January 22, 1990).

10(xxvii)(b)   First Amendment to Building B Agreement to Lease,
               Reimbursement Agreement, Second Amendment to Leasehold
               Improvements Agreement (with respect to Parcel B) dated as of July 12, 1985 between B Company and WFC/L (Exhibit
               10(iv) to 8-K dated January 22, 1990).

10(xxvii)(c)   Second Amendment to Reimbursement Agreement (with respect
               to Parcel D), dated as of February 26, 1988 between D
               Company and WFC/L (Exhibit 10(iv) to 1st Quarter 1993
               10-Q).

+10(xxvii)(d)  Amended and Restated Second Amendment to Reimbursement
               Agreement (with respect to Parcel B) dated as of September 29, 1988 between B Company and WFC/L (Exhibit 10(v) to 1st Quarter 1993 10-Q).

----------
+ Confidential treatment has been obtained for portions of this exhibit.

EXHIBIT NO.                  DESCRIPTION                                    PAGE
-----------                  -----------                                    ----

10(xxvii)(e)   Amendment of Agreement of Lease (with respect to Parcel
               D) dated as of September 29, 1988 between D Company and
               WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

10(xxvii)(f)   First Amendment to Agreement of Sublease dated as of
               September 29, 1988 between WFC/L and Olympia & York Tower
               B Lease Company (Exhibit 10(v) to 10-Q for the quarter ended
               March 24, 1989).

10(xxvii)(g)   Letter Amendment to the Restated and Amended Partnership
               Agreement of WFC Tower D Company dated as of February 26,
               1988 between O&Y Tower D Holding Company I ("O&Y I")
               (which has succeeded to the interest of O&Y U.S.
               Development Corp.), O&Y Tower D Holding Company II ("O&Y
               II") and HQ North Company, Inc. (formerly known as O&Y
               Delta Corp.) ("HQ North") (Exhibit 10(vii) to 1st Quarter
               1993 10-Q).

10(xxvii)(h)   Third Amendment to Restated and Amended Partnership
               Agreement of WFC Tower D Company dated as of July 12,
               1990 among O&Y I, O&Y II, and HQ North (Exhibit
               10(xxix)(i) to 10-K, for the fiscal year ended
               December 28, 1990 ("1990 10-K")).

+10(xxvii)(i)  Second Amendment, dated as of December 26, 1990 to
               Agreement of Sublease dated as of September 29, 1988 between WFC/L and Olympia & York Tower B Lease Company (Exhibit 10(xxix)(j) to 1990 10-K).

+10(xxvii)(j)  Second Amendment dated as of January 5, 1994 to
               Agreement of Sublease (with respect to a portion of Parcel
               B) dated November 26, 1990 between WFC/L and Nomura Holding America, Inc. (Exhibit 10(xxvii)(j) to 1993 10-K).


* 11  Statement re computation of per share earnings.

* 12  Statement re computation of ratios.

* 13  1995 Annual Report to Stockholders.

* 21  Subsidiaries of the Registrant.

* 23  Consent of Independent Auditors.

* 27  Financial Data Schedule.

----------
+ Confidential treatment has been obtained for portions of this exhibit.
* Filed herewith.