Form 10-Q
period 1996-03-29
MERRILL LYNCH & CO INC
filed 1996-05-10
CIK 65100

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED    MARCH 29, 1996
                                  --------------

COMMISSION FILE NUMBER            1-7182
                                  --------------

                            MERRILL LYNCH & CO., INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             13-2740599
    -----------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

          WORLD FINANCIAL CENTER, NORTH TOWER,
          NEW YORK, NEW YORK                           10281-1332
    -----------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                   (212) 449-1000
    -----------------------------------------------------------------------
               Registrant's telephone number, including area code

    -----------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

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

                    171,380,936 shares of Common Stock*
                    -----------
                   (as of the close of business on May 3, 1996)

* Does not include 2,895,319 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                          Part I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements
            --------------------

                                            MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                          STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                      ----------------------------------          PERCENT(1)
                                                                       MARCH 29,               MARCH 31,           INCREASE
      (In Millions, Except Per Share Amounts)                            1996                    1995             (DECREASE)
                                                                      ----------              ----------          ----------

      REVENUES
      Commissions.............................................        $  989                  $  685                     44%
      Interest and dividends..................................         3,010                   3,030                     (1)
      Principal transactions..................................           982                     675                     46
      Investment banking......................................           378                     249                     52
      Asset management and portfolio
       service fees...........................................           538                     448                     20
      Other..................................................            122                     117                      4
                                                                      ------                  ------                -------
      Total Revenues..........................................         6,019                   5,204                     16

        Interest Expense......................................         2,758                   2,783                     (1)
                                                                      ------                  ------                -------

      Net Revenues............................................         3,261                   2,421                     35
                                                                      ------                  ------                -------

      NON-INTEREST EXPENSES
      Compensation and benefits...............................         1,691                   1,270                     33
      Communications and equipment rental.....................           131                     111                     17
      Occupancy...............................................           116                     110                      5
      Depreciation and amortization...........................            98                      86                     14
      Professional fees.......................................           130                      99                     32
      Advertising and market development......................           114                      86                     33
      Brokerage, clearing, and exchange fees..................           106                      84                     27
      Other...................................................           204                     195                      4
                                                                      ------                  ------               --------
      Total Non-Interest Expenses.............................         2,590                   2,041                     27
                                                                      ------                  ------               --------

      EARNINGS BEFORE INCOME TAXES............................           671                     380                     77
      Income tax expense......................................           262                     152                     73
                                                                      ------                  ------               --------

      NET EARNINGS............................................        $  409                  $  228                     80%
                                                                      ======                  ======               ========

      NET EARNINGS APPLICABLE TO COMMON
       STOCKHOLDERS...........................................        $  398                  $  215
                                                                      ======                  ======

      EARNINGS PER COMMON SHARE:
        Primary...............................................        $ 2.03                  $ 1.08
                                                                      ======                  ======

        Fully diluted.........................................        $ 2.03                  $ 1.08
                                                                      ======                  ======

      DIVIDEND PAID PER COMMON SHARE..........................        $  .26                  $  .23
                                                                      ======                  ======

      AVERAGE SHARES USED IN COMPUTING EARNINGS
       PER COMMON SHARE:
        Primary...............................................         196.2                   199.2
                                                                      ======                  ======

        Fully diluted.........................................         196.2                   199.2
                                                                      ======                  ======

(1)  Percentages are based on actual numbers before rounding.

      See Notes to Consolidated Financial Statements


                                             MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)



   (Dollars in Millions, Except Per Share Amounts)                            MARCH 29,           DEC. 29,
   ASSETS                                                                       1996                1995
   --------------------------------------------------------------             --------            --------

   CASH AND CASH EQUIVALENTS.....................................             $  2,633            $  3,091
                                                                              --------            --------

   CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
    OR DEPOSITED WITH CLEARING ORGANIZATIONS.....................                5,099               5,412
                                                                              --------            --------

   MARKETABLE INVESTMENT SECURITIES..............................                2,307               2,365
                                                                              --------            --------

   TRADING ASSETS, AT FAIR VALUE
   Corporate debt and preferred stock............................               18,386              17,581
   Contractual agreements........................................               10,285              11,833
   Equities and convertible debentures...........................               13,295              10,843
   Non-U.S. governments and agencies.............................                6,820               6,744
   U.S. Government and agencies..................................                7,952               6,672
   Mortgages, mortgage-backed, and asset-backed..................                2,990               3,749
   Money markets.................................................                1,465               1,680
   Municipals....................................................                  876               1,001
                                                                              --------            --------
   Total.........................................................               62,069              60,103
                                                                              --------            --------

   RESALE AGREEMENTS.............................................               52,880              44,257
                                                                              --------            --------

   SECURITIES BORROWED...........................................               24,814              20,645
                                                                              --------            --------

   RECEIVABLES
   Customers (net of allowance for doubtful accounts of
    $41 in 1996 and $37 in 1995).................................               14,988              14,783
   Brokers and dealers...........................................               14,117               9,267
   Interest and other............................................                4,458               4,741
                                                                              --------            --------
   Total.........................................................               33,563              28,791
                                                                              --------            --------

   INVESTMENTS OF INSURANCE SUBSIDIARIES.........................                5,432               5,619

   LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
    LOAN LOSSES OF $131 IN 1996 AND 1995)........................                2,503               2,172

   OTHER INVESTMENTS.............................................                  987                 961

   PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
    (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
    OF $2,253 IN 1996 AND $2,239 IN 1995)........................                1,602               1,605

   OTHER ASSETS..................................................                1,995               1,836
                                                                              --------            --------

   TOTAL ASSETS..................................................             $195,884            $176,857
                                                                              ========            ========

   See Notes to Consolidated Financial Statements


                                             MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

   (Dollars in Millions, Except Per Share Amounts)                  MARCH 29,       DEC. 29,
   LIABILITIES AND STOCKHOLDERS' EQUITY                               1996             1995
   --------------------------------------------------------------   --------       --------
   LIABILITIES

   REPURCHASE AGREEMENTS.........................................   $ 61,657        $ 56,817
                                                                    --------        --------

   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS..............     30,669          29,546
                                                                    --------        --------

   TRADING LIABILITIES, AT FAIR VALUE
   Contractual agreements........................................      9,132          10,907
   U.S. Government and agencies..................................     12,443           9,089
   Equities and convertible debentures...........................      7,834           6,642
   Non-U.S. governments and agencies.............................      6,231           4,418
   Corporate debt and preferred stock............................      1,994           2,199
   Municipals....................................................         69              95
                                                                    --------        --------
   Total   ......................................................     37,703          33,350
                                                                    --------        --------

   CUSTOMERS.....................................................     10,599          11,391

   INSURANCE.....................................................      5,232           5,391

   BROKERS AND DEALERS...........................................     12,808           6,366

   OTHER LIABILITIES AND ACCRUED INTEREST........................     10,626          10,515

   LONG-TERM BORROWINGS..........................................     20,226          17,340
                                                                    --------        --------

   TOTAL LIABILITIES.............................................    189,520         170,716
                                                                    --------        --------

   STOCKHOLDERS' EQUITY

   PREFERRED STOCKHOLDERS' EQUITY................................        619             619
                                                                    --------        --------

   COMMON STOCKHOLDERS' EQUITY
   Common stock, par value $1.33 1/3 per share;
      authorized: 500,000,000 shares;
      issued: 1996 and 1995 - 236,330,162 shares.................        315             315
   Paid-in capital...............................................      1,322           1,237
   Foreign currency translation adjustment.......................        (21)             11
   Net unrealized gains on investment securities
      available-for-sale (net of applicable income tax
      expense of $2 in 1996 and $13 in 1995).....................          4              25
   Retained earnings.............................................      6,845           6,492
                                                                    --------        --------
        Subtotal.................................................      8,465           8,080

   Less:
      Treasury stock, at cost:
             1996 - 60,394,639 shares;
             1995 - 60,929,278 shares............................      2,224           2,241
      Unallocated ESOP reversion shares, at cost:
             1996 - 2,895,319 shares;
             1995 - 4,012,519 shares.............................         46              63
      Employee stock transactions................................        450             254
                                                                    --------        --------

   TOTAL COMMON STOCKHOLDERS' EQUITY.............................      5,745           5,522
                                                                    --------        --------

   TOTAL STOCKHOLDERS' EQUITY....................................      6,364           6,141
                                                                    --------        --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................   $195,884        $176,857
                                                                    ========        ========


   BOOK VALUE PER COMMON SHARE...................................   $  33.38        $  32.41
                                                                    ========        ========

   See Notes to Consolidated Financial Statements

                                             MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                             (UNAUDITED)
                                                                                 FOR THE THREE MONTHS ENDED
                                                                                 --------------------------
   (In Millions)                                                                 MARCH 29,       MARCH 31,
                                                                                   1996            1995
                                                                                 --------         ------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings..........................................................        $  409          $  228
   Noncash items included in earnings:
      Depreciation and amortization......................................            98              86
      Policyholder reserves..............................................            70              77
      Other..............................................................           201             231

   (Increase) decrease in operating assets:
      Trading assets.....................................................        (1,951)         (4,838)
      Cash and securities segregated for regulatory purposes
       or deposited with clearing organizations..........................           313            (604)
      Securities borrowed................................................        (4,169)         (4,206)
      Customers..........................................................          (212)            899
      Other..............................................................        (5,033)         (2,490)
   Increase (decrease) in operating liabilities:
      Trading liabilities................................................         4,353           2,707
      Customers..........................................................          (792)           (623)
      Insurance..........................................................          (175)           (171)
      Other..............................................................         6,559           2,084
                                                                                 ------          ------

   CASH USED FOR OPERATING ACTIVITIES....................................          (329)         (6,620)
                                                                                 ------          ------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (payments for):
      Maturities of available-for-sale securities........................           710             287
      Sales of available-for-sale securities.............................           558             432
      Purchases of available-for-sale securities.........................        (1,151)           (680)
      Maturities of held-to-maturity securities..........................           187             224
      Purchases of held-to-maturity securities...........................           (62)           (345)
      Other investments and other assets.................................          (376)           (128)
      Property, leasehold improvements, and equipment....................           (95)            (91)
                                                                                 ------          ------

   CASH USED FOR INVESTING ACTIVITIES....................................          (229)           (301)
                                                                                 ------          ------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments for):
      Repurchase agreements, net of resale agreements....................        (3,783)          4,615
      Commercial paper and other short-term borrowings...................         1,123           4,047
      Issuance and resale of long-term borrowings........................         4,572           2,094
      Settlement and repurchase of long-term borrowings..................        (1,558)         (2,719)
      Common stock transactions..........................................          (198)           (412)
      Dividends..........................................................           (56)            (54)
                                                                                 ------          ------

   CASH PROVIDED BY FINANCING ACTIVITIES.................................           100           7,571
                                                                                 ------          ------

   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................          (458)            650

   Cash and cash equivalents, beginning of year..........................         3,091           2,312
                                                                                 ------          ------
   CASH AND CASH EQUIVALENTS, END OF PERIOD..............................        $2,633          $2,962
                                                                                 ======          ======


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes totaled $25 in 1996 and $0 in 1995.
      Interest totaled $2,656 in 1996 and $2,594 in 1995.

   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 29, 1996

                              (DOLLARS IN MILLIONS)


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Merrill Lynch & Co., Inc. and subsidiaries (collectively referred to as the "Corporation"). All material intercompany balances have been eliminated. The December 29, 1995 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Corporation, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 29, 1995 ("1995 10-K"). The nature of the Corporation's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1996 presentation.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at March 29, 1996 and December 29, 1995 are presented below:

                                           March 29,          Dec. 29,
                                             1996               1995
                                           --------           --------
 Commercial paper                           $17,222            $16,969
 Demand and time deposits                     8,141              8,182
 Securities loaned                            3,768              2,857
 Bank loans and other                         1,538              1,538
                                            -------            -------
 Total                                      $30,669            $29,546
                                            =======            =======


FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation enters into various derivative contracts to meet clients' needs and to manage its own market risks. Derivative contracts often involve future commitments to exchange interest payment streams or currencies (such as interest rate and currency swaps or foreign exchange forwards) or to purchase or sell other financial instruments at specified terms on a specified date. Options, for example, can be purchased or written on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The contractual or notional amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk, nor the future cash requirements under these instruments. The contractual or notional amounts of derivatives used for trading purposes by type of risk follow:


(In billions)
- -------------
                         Interest Rate     Currency      Equity Price     Commodity Price
March 29, 1996               Risk(1)(2)      Risk (3)        Risk             Risk
- --------------          ---------------- --------------  ------------    ----------------

Swap agreements                $ 964           $ 109           $  16            $   3
Futures contracts                175               1               7                2
Options purchased                 56              34              30                3
Options written                   80              34              31                2
Forward contracts                 36             130               -               22


December 29, 1995
- -----------------

Swap agreements                $ 851           $ 106           $   7            $   3
Futures contracts                215               1               2                2
Options purchased                 45              24              38                5
Options written                   64              24              41                6
Forward contracts                 33             118               -               25

(1) Certain derivatives subject to interest rate risk are also exposed to credit risk of the underlying financial instrument, such as total return swaps and similar instruments.

(2) Forward contracts subject to interest rate risk principally represent "To Be Announced" mortgage pools which bear interest rate as well as principal prepayment risk.

(3) Included in the currency risk category are certain contracts which are also subject to interest rate risk.

The contractual or notional amounts of derivative financial instruments used for financing and other non-trading purposes follow:

(In billions)                               March 29,          December 29,
- -------------                                 1996                  1995
                                           ----------          ------------

Interest rate swap contracts(1)               $28                  $31
Foreign exchange contracts(1)                 $ 2                  $ 3
Equity options purchased                      $ 1                  $ 1


(1) Includes options embedded in swap contracts which hedge callable debt totaling $1 billion notional.


Most of the above transactions are entered into with the Corporation's swap and foreign exchange dealer subsidiaries, which intermediate interest rate and currency risk with third parties in the normal course of their trading activities.

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit.

Settlement of these commitments as of March 29, 1996 would not have a material effect on the consolidated financial condition of the Corporation.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 29, 1996, MLPF&S's regulatory net capital of $1,809 was 13% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,525.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 29, 1996, MLGSI's liquid capital of $797 was 217% of its total market and credit risk, and liquid capital in excess of the minimum required was $356.

Merrill Lynch International ("MLI"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At March 29, 1996, MLI's financial resources were $1,330 and exceeded the minimum requirement by $512.


INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $1.6 and $2.4 for the first quarters of 1996 and 1995, respectively.


LITIGATION MATTER

On January 12, 1995, an action was commenced in the United States Bankruptcy Court for the Central District of California by Orange County, California (the "County") and the Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in that Court on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions have been brought against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California, Illinois, and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by the Corporation's subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to the audited consolidated financial statements contained in the 1995 10-K as well as "Legal Proceedings" in the 1995 10-K and this Quarterly Report on Form 10-Q.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of March 29, 1996, and the related condensed statements of consolidated earnings and consolidated cash flows for the three-month periods ended March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of December 29, 1995, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York

May 10, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation") conduct their businesses in global financial markets that are influenced by a number of factors, including economic and market conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can increase volatility in the marketplace. While higher volatility increases risk, it may also increase order flow, which drives many of the Corporation's businesses. Other global market and economic conditions, including the liquidity of secondary markets, the level and volatility of interest rates, currency exchange rates, and security valuations, competitive conditions, and the size, number, and timing of transactions may also affect earnings. As a result, revenues and net earnings can vary significantly from year to year, and from quarter to quarter.

Global financial markets were generally strong during 1995, led by a stable U.S. economy, declining interest rates, and heightened investor activity. Market expectations for additional declines in interest rates continued through February 1996, fueling further market advances, strong investor and issuer activity, higher fee-based revenues, and improved trading profits industrywide. In March 1996, inflationary fears were stirred by the release of U.S. economic statistics indicating stronger than anticipated growth and the Federal Reserve's decision to hold short-term interest rates at current levels. This led to increases in long-term interest rates and greater market volatility.

U.S. equity markets, which posted significant gains in 1995, continued to advance in the 1996 first quarter, as individual investors deposited record amounts into mutual funds, boosting demand for new issuances and driving many domestic stock indices to record levels. During the quarter, the Dow Jones Industrial Average and the Nasdaq Composite Index reached record highs. In addition, record average daily trading volumes were achieved on the New York Stock Exchange and Nasdaq.

U.S. bond markets, which advanced strongly on steady declines in interest rates throughout 1995, became more volatile in the first quarter of 1996. Long-term interest rates remained low in the first two months of 1996, but rose markedly in March 1996. The U.S. Treasury yield curve (the relationship between interest rates and maturities), which flattened throughout 1995, steepened in March as long-term interest rates increased more than short-term rates. Despite the intra-quarter increase in interest rates, the overall level of interest rates for the 1996 first quarter remained low relative to the year-ago period.

International equity markets rose an average of 3% during the quarter, as measured by the Dow Jones World Stock Index, with mixed performances in individual markets. Most Asian and European markets advanced, but Japanese and U.K. stocks both ended the quarter virtually unchanged from 1995 year-end levels in U.S. dollar terms. Interest rates in most global bond markets rose within the quarter, after declining throughout 1995, but remained low relative to the 1995 first quarter.

U.S. underwriting volume, which was weak in the first quarter of 1995, strengthened throughout the remainder of the year, and remained robust in the 1996 first quarter. Rising stock prices and relatively low interest rates continued to create attractive market conditions for issuers, while demand for new issues benefited from record inflows of cash into mutual funds during the quarter.

Strategic services activities remained strong during the 1996 first quarter, reflecting a continuation of the high level of merger and acquisition activity experienced in 1995. Driven by globalization and other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets or businesses.

The strong financial markets and improved economic conditions that characterized 1995 continued into the first quarter of 1996. Nevertheless, the financial services industry is cyclical. As a result, the Corporation's businesses are evaluated across market cycles for profitability and alignment with long-term strategic objectives. The Corporation seeks to mitigate the effect of market downturns by expanding its global presence, developing long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.


FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

Net earnings for the 1996 first quarter were a record $409 million, up $181 million (80%) from the $228 million reported in last year's first quarter. First quarter earnings per common share were $2.03 primary and fully diluted, compared with $1.08 primary and fully diluted in the 1995 first quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders in the 1996 first quarter totaled $398 million, up $183 million (85%) from $215 million in the prior year's quarter. Annualized return on average common stockholders' equity was 28.2% in the 1996 first quarter versus 16.7% in the year-ago period. The Corporation's pretax profit margin in the 1996 first quarter was 20.6% versus 15.6% a year ago. The net profit margin increased to 12.6% in the 1996 first quarter, compared with 9.4% in the 1995 first quarter.

Total revenues increased 16% from the 1995 first quarter to $6.0 billion, with record revenues in commissions, principal transactions, and asset management and portfolio service fees. Net revenues (revenues after interest expense) increased 35% from the year-ago period to $3.3 billion.


Commissions revenues are summarized as follows:

                                    Three Months Ended
                                  -----------------------
(In millions)                      March 29,     March 31,      Percent
                                     1996          1995        Increase
                                  ---------     ---------      --------
Listed and over-the-counter          $548          $365           50%
Mutual funds                          299           187           60
Other                                 142           133            7
                                     ----          ----
Total                                $989          $685           44
                                     ====          ====

Commissions revenues from listed and over-the-counter securities rose to record levels due to higher trading volumes on most major U.S. and international exchanges and the Corporation's expanded global market presence. Mutual fund commissions revenues were also a record due primarily to strong sales of both domestic and offshore funds.

Significant components of interest and dividend revenues and interest expense for the three-month periods ended March 29, 1996 and March 31, 1995 follow:

                                                         Three Months Ended
                                                      -------------------------
(In millions)                                         March 29,       March 31,
- -------------                                           1996            1995
                                                      ---------       ---------

Interest and
  dividend revenues:
Trading assets                                        $  958           $  940
Securities borrowed                                      676              686
Resale agreements                                        689              771
Margin lending                                           373              325
Other                                                    314              308
                                                      ------           ------
   Subtotal                                            3,010            3,030
                                                      ------           ------

Interest expense:
Borrowings                                             1,117            1,011
Repurchase agreements                                    847              956
Trading liabilities                                      552              575
Other                                                    242              241
                                                      ------           ------
   Subtotal                                            2,758            2,783
                                                      ------           ------

Net interest and
  dividend profit                                     $  252           $  247
                                                      ======           ======


The Corporation hedges its long-term payment obligations with interest rate and currency swaps. The effect of these hedges, which is included in the "Borrowings" caption above, decreased interest expense by approximately $22 million for the 1996 first quarter and increased interest expense by approximately $3 million for the 1995 first quarter.

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit for the 1996 first quarter was up slightly from the 1995 first quarter, as increases in net interest-earning assets were substantially offset by the effect of lower interest rates.

Principal transactions revenues were up 46% from the 1995 first quarter to a record $982 million, as higher investor activity and market volatility led to increases in virtually all trading products.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of its trading activities, the Corporation views net interest and principal transactions revenues in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned versus financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.

The following table provides information on aggregate trading profits, including related net interest revenue (expense). Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

                                Principal     Net Interest        Net
(In millions)                 Transactions      Revenue         Trading
- -------------                   Revenues       (Expense)        Revenue
                                --------       ---------        -------

1996 First Quarter
- ------------------
Equities and equity
 derivatives                        $347          $(19)         $  328
Taxable fixed-income                 265            53             318
Interest rate and
 currency swaps                      255           (10)            245
Municipals                            75             1              76
Foreign exchange and
 commodities                          40            (4)             36
                                    ----          ----          ------
Total                               $982          $ 21          $1,003
                                    ====          ====          ======

1995 First Quarter
- ------------------
Equities and equity
 derivatives                        $166          $(28)         $  138
Taxable fixed-income                 164            81             245
Interest rate and
 currency swaps                      234           (18)            216
Municipals                            90            (1)             89
Foreign exchange and
 commodities                          21            (3)             18
                                    ----          ----          ------
Total                               $675          $ 31          $  706
                                    ====          ====          ======

Equities and equity derivatives trading revenues, in the aggregate, were $347 million, up 109% from the 1995 first quarter, as trading revenues from most equity products increased, due primarily to higher trading volume and rising stock prices. International equities trading revenues, in particular, benefited from the addition of trading activity related to Smith New Court PLC ("Smith New Court"), which was acquired in the third quarter of 1995.

Taxable fixed-income trading revenues increased to $265 million, up 62% from the first quarter of 1995, primarily due to higher revenues from non-U.S. governments and agencies, mortgage-backed securities, and high-yield bonds. Non-U.S. governments and agencies trading revenues advanced due to improved results from trading of Japanese Government Bonds, as well as increased trading volume in certain Latin American emerging markets as credit ratings improved and investors sought higher returns. Mortgage-backed securities trading revenues increased due primarily to improved liquidity and increased customer demand compared with the year-ago period. Trading revenues from high-yield bonds were up due to lower interest rates and improved credit ratings of certain issuers.

Interest rate and currency swap trading revenues increased 9% to $255 million due to higher trading revenues from non-U.S. dollar-denominated transactions, partially offset by decreases in revenues from U.S. dollar-denominated transactions. Foreign exchange and commodities trading revenues, in the aggregate, rose to $40 million, up 94% from the 1995 first quarter, as foreign exchange trading revenues continued to benefit from the strengthening of the U.S. dollar versus other major currencies. Municipal securities trading revenues declined 17% to $75 million primarily due to continued weak investor demand for tax-exempt investments.

A summary of the Corporation's investment banking revenues follows:

                                      Three Months Ended
                                    ----------------------
(In millions)                       March 29,    March 31,         Percent
- -------------                          1996         1995     Increase/(Decrease)
                                    ---------    ---------   -------------------
Underwriting revenues                  $294         $162            82%
Strategic services revenues              84           87            (3)
                                       ----         ----
Total                                  $378         $249            52
                                       ====         ====


Underwriting revenues benefited from strong levels of debt and equity underwriting industrywide, with higher fees from convertibles, corporate bonds and preferred stock, equities, and high-yield securities. The Corporation retained its position as top underwriter of total debt and equity securities in the 1996 first quarter with market shares of 16.1% domestically and 11.9% globally, according to Securities Data Co.

Strategic services revenues were down slightly from a year ago, but remained comparable to record 1995 levels, benefiting from continued strong merger and acquisition activity.

A summary of the Corporation's asset management and portfolio service fees is presented below:


                              Three Months Ended
                          ------------------------
(In millions)              March 29,      March 31,   Percent
- -------------                1996           1995     Increase
                          ---------      ---------   --------
Asset management fees        $239           $200        19%
Portfolio service fees        140            107        31
Other fees                    159            141        13
                             ----           ----
Total                        $538           $448        20
                             ====           ====



Asset management fees, which include fees earned on mutual funds sponsored by the Corporation and third parties, increased due primarily to strong inflows of client assets. Total assets in worldwide private client accounts were a record $732 billion at quarter-end, compared with $603 billion at first quarter-end 1995. Assets under management by Merrill Lynch Asset Management were a record $208 billion at quarter-end, compared with $170 billion a year ago.

Portfolio service fees also benefited from inflows of client assets. Increased numbers of accounts and asset levels led to higher fee revenues for Merrill Lynch Consults(Registered Trademark) and Mutual Fund Advisor(Service Mark), which are personalized portfolio management services, and Asset Power(Registered Trademark), an asset-based fee product. Other fee-based revenues were up due primarily to increased revenues from mutual fund transfer agency and mortgage servicing activities.

Other revenues were $122 million, up 4% from $117 million reported in the 1995 first quarter.

Non-interest expenses were $2.6 billion, up 27% from the 1995 first quarter. The largest expense category, compensation and benefits expense, increased 33% from the 1995 first quarter to $1.7 billion due to higher incentive and production-related compensation as well as a 6% increase in the number of full-time employees. Incentive compensation increased with improved profitability, while production-related compensation was up due to heightened activity and strong volumes in many businesses. Overall, headcount increased by approximately 2,800 employees from the 1995 first quarter to approximately 46,400 at the end of the 1996 first quarter due primarily to the addition of employees through business acquisitions, including Smith New Court, and selective hirings. Compensation and benefits expense as a percentage of net revenues was 51.8%, compared with 52.5% in the year-ago period.

Non-interest expenses, excluding compensation and benefits, increased 17% to $899 million. Communications and equipment rental expense increased 17% from the 1995 first quarter to $131 million, due to higher levels of business activity and increased use of market data services. Occupancy costs were up 5% to $116 million due to international growth, including the addition of Smith New Court facilities. Depreciation and amortization expense rose 14% from the 1995 first quarter to $98 million due primarily to purchases of technology-related equipment over the past year.

Professional fees increased 32% to $130 million primarily as a result of higher systems development costs related to upgrading technology and processing capabilities. Advertising and market development expense rose 33% to $114 million. Increased international travel and higher advertising and client promotion costs contributed to this advance. Brokerage, clearing, and exchange fees were up 27% to $106 million, driven by higher trading volume, particularly in international markets. Other expenses totaled $204 million, up 4% from the 1995 first quarter primarily due to goodwill amortization related to Smith New Court.

Income tax expense was $262 million in the 1996 first quarter. The effective tax rate in the 1996 first quarter was 39.0%, compared with 40.0% in the year-ago period. The decrease in the effective tax rate was primarily attributable to increases in dividends qualifying for the Federal dividends received deduction, lower state taxes, and expanded international business activities.


LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. There are three key elements to the Corporation's liquidity strategy. The first element is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper, uncommitted bank loans, and the current portion of long-term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements and obtaining secured bank loans, both principally employing unencumbered investment grade marketable securities. Other alternative funding sources include liquidating cash equivalents; securitizing additional home equity and other mortgage loan assets; and drawing on committed, unsecured, revolving credit facilities ("Credit Facilities"), which at March 29, 1996 totaled $5.7 billion and have not been drawn upon.

As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity. The Corporation's liquidity position is enhanced since a significant portion of the Corporation's assets turn over frequently and are typically funded with liabilities whose cash flow characteristics closely match those of the assets. At March 29, 1996, approximately 97% of the Corporation's assets were considered readily marketable by management.

As part of the Corporation's overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The Corporation's insurance subsidiaries primarily market variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At March 29, 1996, approximately 86% of invested assets of insurance subsidiaries were considered liquid by management.

The second element of the Corporation's liquidity strategy is to concentrate general purpose borrowings at the Merrill Lynch & Co., Inc. level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are lower financing costs; simplicity, control, and wider name recognition by creditors; and flexibility to meet varying funding requirements within subsidiaries.

The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation's funding programs benefit from the ability to market its debt instruments through its own sales force to a large, diversified customer base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $17.2 billion at March 29, 1996 and $17.0 billion at December 29, 1995, which represented 9% and 10% of total assets at first quarter-end 1996 and year-end 1995, respectively.

At March 29, 1996, total long-term debt was $20.2 billion, compared with $17.3 billion at year-end 1995. At March 29, 1996, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies, as follows:

           Rating Agency                     Rating
           -------------                     ------

     Duff & Phelps Credit Rating Co.           AA-
     Fitch Investors Service, L.P.             AA
     IBCA Ltd.                                 AA-
     Japan Bond Research Institute             AA
     Moody's Investors Service, Inc.           A1
     Standard & Poor's Ratings Group           A+
     Thomson BankWatch, Inc.                   AA


During the first three months of 1996, the Corporation issued $4.2 billion in long-term debt. During the same period, maturities and repurchases were $1.3 billion. In addition, approximately $341 million of the Corporation's long-term debt securities held by subsidiaries were sold and $305 million were purchased. At March 29, 1996, $14.1 billion of term debt had maturity dates beyond one year.

Approximately $39.2 billion of the Corporation's indebtedness at March 29, 1996 is considered senior indebtedness as defined under various indentures.


CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions whose business is primarily in the U.S. securities industry. The Corporation has an equity base of $6.4 billion at March 29, 1996, including over $5.7 billion in common equity, supplemented by $619 million in preferred stock.

The Corporation's leverage ratios are as follows:
                                                       Adjusted
                                      Leverage         Leverage
                                      Ratio(1)         Ratio(2)
                                      --------         --------
Period-end
  March 29, 1996                          30.8x           18.6x
  December 29, 1995                       28.8x           18.2x

Average (3)
  Three months ended
    March 29, 1996                        32.8x           20.0x
  Year ended
    December 29, 1995                     32.7x           19.5x


(1)  Ratio of total assets to total stockholders' equity.

(2) Ratio of total assets, less resale agreements and securities borrowed, to total stockholders' equity.

(3)  Computed using month-end balances.

The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to the Consolidated Financial Statements-Unaudited.) The Corporation's broker-dealer, banking, insurance, and Futures Commission Merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is required for payment of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.


ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continually. The Corporation monitors and manages the change of its balance sheet using average daily balances. Average daily balances are derived from the Corporation's management information system, which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances.

For the first three months of 1996, average daily assets were $200 billion, up 1% versus $197 billion for the 1995 fourth quarter. Average daily liabilities rose 1% to $194 billion from $191 billion for the 1995 fourth quarter.

The major components in the growth of average daily assets and liabilities for the 1996 first quarter are summarized as follows:

                                      Increase in
(In millions)                        Average Assets           Percent Increase
- -------------                        --------------           ----------------
Resale agreements and
 securities borrowed                    $3,040                        4%


                                      Increase in
                                   Average Liabilities        Percent Increase
                                   -------------------        ----------------

Repurchase agreements and
 securities loaned                      $1,104                        1%
Long-term borrowings                    $1,668                        9%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities and cash flow characteristics, such as repurchase and resale agreements. In the 1996 first quarter, repurchase and securities loaned transactions and resale and securities borrowed transactions rose as a result of an increase in match-funded activity involving primarily U.S. Government and agencies securities. In addition, resale and securities borrowed transactions increased to facilitate security deliveries to customers.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity. A portion of the 1996 first quarter increase in average assets was funded through an increase in long-term borrowings, including medium-term notes.


NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS

In the normal course of business, the Corporation underwrites, trades, and holds non-investment grade securities in connection with its investment banking, market making, and derivative structuring activities. During the past three years, the Corporation has increased its non-investment grade trading inventories to satisfy client demand for higher-yielding investments, including emerging market and other international securities.

Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade. At March 29, 1996, long and short non-investment grade inventories accounted for 6.6% of aggregate consolidated trading inventories, compared with 6.3% at year-end 1995. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or in connection with highly leveraged transactions. In connection with these syndications, the Corporation may retain a residual portion of these loans.

The Corporation holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. The Corporation has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be determined on a select and limited basis.

Investment in non-investment grade securities and involvement in highly leveraged transactions subject the Corporation to additional risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Corporation recognizes such risks and, whenever possible, employs strategies to mitigate exposures.

The specific components and overall level of non-investment grade and highly leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment. The Corporation continually monitors credit risk by individual issuer and industry concentration.

In certain instances, the Corporation engages in hedging strategies to reduce its exposure associated with owning a non-investment grade position by selling short the related equity security or by entering into an offsetting derivative contract. The Corporation also uses certain non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions. Collateral, consisting principally of U.S. Government securities, may be obtained to reduce credit risk related to these transactions.

The Corporation's insurance subsidiaries hold non-investment grade securities. As a percentage of total insurance investments, non-investment grade securities were 4.7%, compared with 4.2% at year-end 1995. Non-investment grade securities of insurance subsidiaries are classified as available-for-sale and are carried at fair value.

A summary of the Corporation's highly leveraged transactions and non-investment grade holdings follows:

                                                       MARCH 29,    DECEMBER 29,
(In millions)                                            1996           1995
- -------------------------------------------------------------------------------
Trading assets                                          $6,026         $5,489
Trading liabilities                                        529            353
Insurance subsidiaries' investments                        257            234
Loans (net of allowance for
 loan losses) (1)                                          517            489
Bridge loans (2)                                            90              -
Equity investments (3)                                     189            211
Partnership interests                                       82             91
- ------------------------------------------------------------------------------
Additional commitments to invest in
 partnerships                                           $   83         $   79
Unutilized revolving lines of
 credit and other lending
 commitments                                                75            127
- ------------------------------------------------------------------------------

(1) Represented outstanding loans to 34 and 30 medium-sized companies at March 29, 1996 and December 29, 1995, respectively.

(2) Subsequent to March 29, 1996, the Corporation entered into a bridge loan commitment for $100 million to a non-investment grade counterparty. The Corporation intends to syndicate the commitment and may retain a residual portion of the loan.

(3)  Invested in 62 enterprises at both March 29, 1996 and December 29, 1995.

At March 29, 1996, the largest non-investment grade concentration consisted of various issues of a South American sovereign totaling $764 million, which primarily represented on-balance-sheet hedges for off-balance-sheet instruments. No one industry sector accounted for more than 31% of total non-investment grade positions. Included in the preceding table are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At March 29, 1996, the carrying value of these securities totaled $169, of which 80% resulted from the Corporation's market making activities in such securities.

STATISTICAL DATA

Selected statistical data for the last five quarters is presented below for informational purposes:

                                            1ST QTR.         2ND QTR.        3RD QTR.          4TH QTR.        1ST QTR.
                                              1995             1995            1995              1995            1996
                                            --------         --------        --------          --------        ------
PRIVATE CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in Worldwide
  Private Client Accounts                   $    603         $    643        $    675          $    703        $    732
 Assets in U.S. Private
   Client Accounts                          $    571         $    608        $    639          $    665        $    692
 Assets under Professional
  Management:
    Money Markets                           $     71         $     76        $     80          $     82        $     89
    Equities                                      38               42              44                47              51
    Fixed Income                                  37               38              39                41              41
    Private Portfolio                             20               20              22                22              23
    Insurance                                      4                4               4                 4               4
                                            --------         --------        --------          --------        --------
 Subtotal                                        170              180             189               196             208
    ML Consults                                   15               16              17                17              18
    Mutual Fund Advisor and
     Asset Power                                   4                4               5                 6               7
                                            --------         --------        --------          --------        --------
 TOTAL                                      $    189         $    200        $    211          $    219        $    233
                                            ========         ========        ========          ========        ========


- -----------------------------------------------------------------------------------------------------------------------
UNDERWRITING
(DOLLARS IN BILLIONS)(A):
 Global Debt and Equity:
    Volume                                  $     29         $     33        $     41          $     45        $     44
    Market Share                                12.8%            12.2%           14.4%             15.3%           11.9%
 U.S. Debt and Equity:
    Volume                                  $     26         $     28        $     34          $     40        $     38
    Market Share                                18.1%            15.3%           17.5%             20.6%           16.1%

- -----------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
    U.S.                                      38,550           38,200          38,900            39,250          39,400
    International                              5,050            5,100           6,500             6,750           7,000
                                            --------         --------        --------          --------        --------
    TOTAL                                     43,600           43,300          45,400            46,000          46,400
                                            ========         ========        ========          ========        ========
  Financial Consultants and
   Account Executives Worldwide               13,500           13,600          13,700            13,800          13,700
  Support Personnel to
    Producer ratio (B)                          1.44             1.41            1.38              1.43            1.46
INCOME STATEMENT:
  Net Earnings (in millions)                $    228         $    283        $    300          $    303        $    409
  Annualized Return on Average
     Common Stockholders' Equity                16.7%            21.0%           21.5%             21.1%           28.2%
  Earnings per Common Share:
     Primary                                $   1.08         $   1.40        $   1.47          $   1.49        $   2.03
     Fully Diluted                          $   1.08         $   1.39        $   1.46          $   1.49        $   2.03
BALANCE SHEET (IN MILLIONS):
  Total Assets                              $176,733         $174,853        $185,473          $176,857        $195,884
  Total Stockholders' Equity                $  5,704         $  5,883        $  6,077          $  6,141        $  6,364
SHARE INFORMATION (IN THOUSANDS):
  Weighted Average Shares
     Outstanding:
      Primary                                199,178          193,267         196,395           195,148         196,225
      Fully Diluted                          199,178          195,159         197,157           195,148         196,225
  Common Shares Outstanding (C)              176,521          175,460         175,501           171,388         173,040
  Shares Repurchased                           9,309            3,571           1,689             5,443           4,543
- -----------------------------------------------------------------------------------------------------------------------

(A) Full credit to book manager. All market share data are derived from Securities Data Co.

(B)  Support personnel includes sales assistants.

(C)  Does not include 5,307, 4,809, 4,375, 4,013, and 2,895 unallocated reversion shares held in the Employee Stock Ownership Plan at period end March 31, 1995, June 30, 1995, September 29, 1995, December 29, 1995, and
     March 29, 1996, respectively, which are not considered outstanding for accounting purposes.

                           PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS
                -----------------

                Orange County Litigation. The following developments have
                ------------------------
occurred since the filing of the 1995 Form 10-K with respect to civil actions filed against or on behalf of the Corporation arising out of the Corporation's business activities with Orange County related to transactions entered into on behalf of Orange County and the Pools. Capitalized terms used herein without definition have meanings set forth in the 1995 Form 10-K.

                In the Atascadero State Court Action, an amended complaint was filed on April 10, 1996, adding two employees of the Corporation as defendants and adding claims for common law conversion and violations of Sections 25400, 25401, 25500, and 25501 of the California Code and RICO.

                In the Atascadero Federal Court Action, an amended complaint was filed on March 22, 1996, adding two employees of the Corporation as defendants and adding a claim for common law conversion.

                On April 1, 1996, the Smith Federal Court Action was dismissed without prejudice. The proposed settlements reached among plaintiffs and certain of the defendants other than the Corporation and the employee of the Corporation named as a defendant have been withdrawn.

                GSLIC Litigation. The following development has occurred since
                ----------------
the filing of the 1995 10-K with respect to the GSLIC Litigation. On
May 2, 1996, the Haag/Levine Action against all defendants was dismissed with prejudice.

                For more detailed information regarding litigation matters involving the Corporation and its subsidiaries, see "Item 3. - Legal Proceedings" in the 1995 10-K.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                ----------------------------------------------------

                On April 16, 1996, the Corporation held its Annual Meeting of Stockholders, at which 90.5% of the shares of Common Stock, par value $1.33 1/3 per share, outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of four directors to the Board of Directors to hold office for a term of three years; (ii) a stockholder proposal concerning cumulative voting in the election of directors; and (iii) a stockholder proposal concerning declassification of the Corporation's Board of Directors. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                The stockholders elected all four nominees to three year terms as members of the Board of Directors as set forth in the Corporation's Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: Jill K. Conway received 158,408,430 votes in favor and 2,555,953 votes were withheld; George B. Harvey received 158,939,713 votes in favor and 2,024,670 votes were withheld; David H. Komansky received 158,838,230 votes in favor and 2,126,153 votes were withheld; and William L. Weiss received 158,931,618 votes in favor and 2,032,765 votes were withheld.

                The stockholders did not approve the stockholder proposal concerning cumulative voting in election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 31,623,319 votes in favor, 108,923,181 votes against, 2,668,691 shares abstained, and 17,749,192 shares represented broker non-votes.

                The stockholders did not approve the stockholder proposal concerning declassification of the Corporation's Board of Directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 45,488,137 votes in favor, 95,769,854 votes against, 1,957,200 shares abstained, and 17,749,192 shares represented broker non-votes.

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

         (10)     Material Contracts

                  (i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on April 16, 1996.

                  (ii) Merrill Lynch & Co., Inc. Equity Capital Accumulation
                       Plan, as amended on April 16, 1996.

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

         (27)         Financial Data Schedule.

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

         (i) Current Report dated January 17, 1996 for the purpose of filing the form of Registrant's 6% Notes due January 15, 2001.

         (ii) Current Report dated January 22, 1996 for the purpose of filing the Preliminary Unaudited Earnings Summaries of the Corporation for the three- and twelve-month periods ended December 29, 1995.

         (iii) Current Report dated February 7, 1996 for the purpose of filing the form of Registrant's AMEX Hong Kong 30 Index Equity Participation Notes due February 16, 1999.

         (iv) Current Report dated February 29, 1996 for the purpose of filing the form of Registrant's 6% Notes due March 1, 2001.

         (v) Current Report dated March 1, 1996 for the purpose of filing certain summary financial information of the Corporation as of December 29, 1995.

         (vi) Current Report dated March 12, 1996 for the purpose of filing the audited financial statements of the Corporation for its 1995 fiscal year.

         (vii) Current Report dated March 18, 1996 for the purpose of filing the form of Registrant's 7% Notes due March 15, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                               MERRILL LYNCH & CO., INC.
                                               -------------------------
                                                      (Registrant)


Date:  May    , 1996                By:        /s/ Joseph T. Willett
           ---                                 -------------------------
                                               Joseph T. Willett
                                               Senior Vice President
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibits

(10)       Material Contracts

          (i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on April 16, 1996.

          (ii) Merrill Lynch & Co., Inc. Equity Capital Accumulation Plan, as amended on April 16, 1996.

(11)       Statement re: computation of per share earnings.

(12)       Statement re: computation of ratios.

(15)       Letter re: unaudited interim financial information.

(27)       Financial Data Schedule.