Form 10-Q
period 1996-06-28
MERRILL LYNCH & CO INC
filed 1996-08-09
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996
                               -------------

COMMISSION FILE NUMBER          1-7182
                               --------------

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

                        168,660,915 shares of Common Stock*
                 (as of the close of business on August 2, 1996)

* Does not include 2,529,387 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                      Part I. FINANCIAL INFORMATION
                      -----------------------------

   ITEM 1.  Financial Statements
            --------------------

                MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED  PERCENT(1)
                                         --------------------------
                                            JUNE 28,      JUNE 30,    INCREASE
(In Millions, Except Per Share Amounts)       1996         1995      (DECREASE)
                                           ----------   ----------   ----------

REVENUES
Commissions . . . . . . . . . . . . . . .   $  970       $  765          27%
Interest and dividends  . . . . . . . . .    3,040        3,295          (8)
Principal transactions  . . . . . . . . .      908          615          48
Investment banking  . . . . . . . . . . .      580          335          73
Asset management and portfolio
 service fees . . . . . . . . . . . . . .      553          464          19
Other . . . . . . . . . . . . . . . . . .      139          111          26
                                            ------       ------
Total Revenues  . . . . . . . . . . . . .    6,190        5,585          11

  Interest Expense  . . . . . . . . . . .    2,810        3,036          (7)
                                            ------       ------

Net Revenues  . . . . . . . . . . . . . .    3,380        2,549          33
                                            ------       ------

NON-INTEREST EXPENSES
Compensation and benefits . . . . . . . .    1,741        1,309          33
Communications and equipment rental . . .      137          117          17
Occupancy . . . . . . . . . . . . . . . .      113          110           3
Depreciation and amortization . . . . . .       98           88          11
Professional fees . . . . . . . . . . . .      140          105          33
Advertising and market development. . . .      124           96          30
Brokerage, clearing, and exchange fees. .      101           94           8
Other . . . . . . . . . . . . . . . . . .      228          166          37
                                            ------       ------
Total Non-Interest Expenses . . . . . . .    2,682        2,085          29
                                            ------       ------

EARNINGS BEFORE INCOME TAXES  . . . . . .      698          464          50
Income tax expense  . . . . . . . . . . .      265          181          46
                                            ------       ------

NET EARNINGS  . . . . . . . . . . . . . .   $  433       $  283          53
                                            ======       ======

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS . . . . . . . . . . . . . .   $  422       $  271
                                            ======       ======

EARNINGS PER COMMON SHARE:
  Primary . . . . . . . . . . . . . . . .   $ 2.19       $ 1.40
                                            ======       ======

  Fully diluted . . . . . . . . . . . . .   $ 2.19       $ 1.39
                                            ======       ======

DIVIDEND PAID PER COMMON SHARE. . . . . .   $  .30       $  .26
                                            ======       ======

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary . . . . . . . . . . . . . . . .    192.9        193.3
                                            ======       ======

  Fully diluted . . . . . . . . . . . . .    192.9        195.2
                                            ======       ======




(1)  Percentages are based on actual numbers before rounding.


See Notes to Consolidated Financial Statements

                     MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                               FOR THE SIX MONTHS ENDED    PERCENT(1)
                                             --------------------------
                                               JUNE 28,      JUNE 30,       INCREASE
(In Millions, Except Per Share Amounts)          1996         1995         (DECREASE)
                                              ----------   ----------      ----------
REVENUES
Commissions . . . . . . . . . . . . . . . .    $ 1,959      $ 1,450           35%
Interest and dividends  . . . . . . . . . .      6,050        6,325           (4)
Principal transactions  . . . . . . . . . .      1,891        1,289           47
Investment banking  . . . . . . . . . . . .        958          584           64
Asset management and portfolio
 service fees . . . . . . . . . . . . . . .      1,090          913           19
Other . . . . . . . . . . . . . . . . . . .        261          228           15
                                               -------      -------
Total Revenues  . . . . . . . . . . . . . .     12,209       10,789           13

  Interest Expense  . . . . . . . . . . . .      5,568        5,819           (4)
                                               -------      -------

Net Revenues  . . . . . . . . . . . . . . .      6,641        4,970           34
                                               -------      -------

NON-INTEREST EXPENSES
Compensation and benefits . . . . . . . . .      3,432        2,579           33
Communications and equipment rental . . . .        268          229           17
Occupancy . . . . . . . . . . . . . . . . .        229          219            4
Depreciation and amortization . . . . . . .        196          175           12
Professional fees . . . . . . . . . . . . .        270          204           32
Advertising and market development. . . . .        239          182           31
Brokerage, clearing, and exchange fees. . .        207          178           17
Other . . . . . . . . . . . . . . . . . . .        431          361           20
                                               -------      -------
Total Non-Interest Expenses . . . . . . . .      5,272        4,127           28
                                               -------      -------

EARNINGS BEFORE INCOME TAXES  . . . . . . .      1,369          843           62
Income tax expense  . . . . . . . . . . . .        526          333           58
                                               -------      -------

NET EARNINGS  . . . . . . . . . . . . . . .    $   843      $   510           65
                                               =======      =======

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS . . . . . . . . . . . . . . .    $   820      $   486
                                               =======      =======

EARNINGS PER COMMON SHARE:
  Primary . . . . . . . . . . . . . . . . .    $  4.22      $  2.48
                                               =======      =======

  Fully diluted . . . . . . . . . . . . . .    $  4.21      $  2.46
                                               =======      =======

DIVIDENDS PAID PER COMMON SHARE . . . . . .    $   .56      $   .49
                                               =======      =======

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary . . . . . . . . . . . . . . . . .      194.3        196.2
                                               =======      =======

  Fully diluted . . . . . . . . . . . . . .      194.6        197.5
                                               =======      =======




(1)  Percentages are based on actual numbers before rounding.


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(Dollars in Millions, Except Per Share Amounts)            JUNE 28,    DEC. 29,
ASSETS                                                       1996        1995
- -------------------------------------------------------   --------    --------

CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .   $  2,751    $  3,091
                                                          --------    --------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS . . . . . . .      5,011       5,412
                                                          --------    --------

MARKETABLE INVESTMENT SECURITIES  . . . . . . . . . . .      2,146       2,365
                                                          --------    --------

TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock  . . . . . . . . . .     20,138      17,581
Contractual agreements  . . . . . . . . . . . . . . . .     10,981      11,833
Equities and convertible debentures . . . . . . . . . .     14,011      10,843
Non-U.S. governments and agencies . . . . . . . . . . .      9,255       6,744
U.S. Government and agencies  . . . . . . . . . . . . .      8,247       6,672
Mortgages, mortgage-backed, and asset-backed  . . . . .      3,740       3,749
Money markets . . . . . . . . . . . . . . . . . . . . .      1,666       1,680
Municipals  . . . . . . . . . . . . . . . . . . . . . .      1,094       1,001
                                                          --------    --------
Total . . . . . . . . . . . . . . . . . . . . . . . . .     69,132      60,103
                                                          --------    --------

RESALE AGREEMENTS . . . . . . . . . . . . . . . . . . .     52,322      44,257
                                                          --------    --------

SECURITIES BORROWED . . . . . . . . . . . . . . . . . .     23,985      20,645
                                                          --------    --------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $49 in 1996 and $37 in 1995) . . . . . . . . . . . . .     17,405      14,783
Brokers and dealers . . . . . . . . . . . . . . . . . .     14,972       9,267
Interest and other  . . . . . . . . . . . . . . . . . .      4,710       4,741
                                                          --------    --------
Total . . . . . . . . . . . . . . . . . . . . . . . . .     37,087      28,791
                                                          --------    --------

INVESTMENTS OF INSURANCE SUBSIDIARIES . . . . . . . . .      5,365       5,619

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $141 IN 1996 AND $131 IN 1995)  . . . .      2,705       2,172

OTHER INVESTMENTS . . . . . . . . . . . . . . . . . . .      1,128         961

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $2,331 IN 1996 AND $2,239 IN 1995)  . . . . . . . .      1,582       1,605

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . .      1,961       1,836
                                                          --------    --------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . .   $205,175    $176,857
                                                          ========    ========


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)            JUNE 28,    DEC. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1996       1995
- ---------------------------------------------------        --------   ---------

LIABILITIES

REPURCHASE AGREEMENTS . . . . . . . . . . . . . . .       $ 62,865    $ 56,817
                                                          --------    --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS  .         32,702      29,546
                                                          --------    --------

TRADING LIABILITIES, AT FAIR VALUE  . . . . . . . .
Contractual agreements  . . . . . . . . . . . . . .          9,115      10,907
U.S. Government and agencies  . . . . . . . . . . .         12,673       9,089
Equities and convertible debentures . . . . . . . .          8,247       6,642
Non-U.S. governments and agencies . . . . . . . . .          6,718       4,418
Corporate debt and preferred stock  . . . . . . . .          2,143       2,199
Municipals  . . . . . . . . . . . . . . . . . . . .             58          95
                                                          --------    --------
Total . . . . . . . . . . . . . . . . . . . . . . .         38,954      33,350
                                                          --------    --------

CUSTOMERS . . . . . . . . . . . . . . . . . . . . .         10,112      11,391

INSURANCE . . . . . . . . . . . . . . . . . . . . .          5,107       5,391

BROKERS AND DEALERS . . . . . . . . . . . . . . . .         14,852       6,366

OTHER LIABILITIES AND ACCRUED INTEREST  . . . . . .         11,429      10,515

LONG-TERM BORROWINGS  . . . . . . . . . . . . . . .         22,640      17,340
                                                          --------    --------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . .        198,661     170,716
                                                          --------    --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY  . . . . . . . . . .            619         619
                                                          --------    --------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
  authorized: 500,000,000 shares;
  issued: 1996 and 1995 - 236,330,162 shares  . . .            315         315
Paid-in capital . . . . . . . . . . . . . . . . . .          1,312       1,237
Foreign currency translation adjustment . . . . . .             (4)         11
Net unrealized gains on investment securities
  available-for-sale (net of applicable income tax
  expense of $4 in 1996 and $13 in 1995)  . . . . .              8          25
Retained earnings . . . . . . . . . . . . . . . . .          7,215       6,492
                                                          --------    --------
    Subtotal  . . . . . . . . . . . . . . . . . . .          8,846       8,080

Less:
  Treasury stock, at cost:
       1996 - 64,876,357 shares;
       1995 - 60,929,278 shares . . . . . . . . . .          2,502       2,241
  Unallocated ESOP reversion shares, at cost:
       1996 - 2,529,387 shares;
       1995 - 4,012,519 shares  . . . . . . . . . .             40          63
  Employee stock transactions . . . . . . . . . . .            409         254
                                                          --------    --------

TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . .          5,895       5,522
                                                          --------    --------

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .          6,514       6,141
                                                          --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . .       $205,175    $176,857
                                                          ========    ========


BOOK VALUE PER COMMON SHARE . . . . . . . . . . . .       $  35.07    $  32.41
                                                          ========    ========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED
                                                     ---------------------------

(In Millions)                                          JUNE 28,       JUNE 30,
                                                         1996           1995
                                                       --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  . . . . . . . . . . . . . . . . . . . .   $   843       $   510
Noncash items included in earnings:
  Depreciation and amortization . . . . . . . . . . .       196           175
  Policyholder reserves . . . . . . . . . . . . . . .       138           152
  Other . . . . . . . . . . . . . . . . . . . . . . .       307           294

(Increase) decrease in operating assets:
  Trading assets  . . . . . . . . . . . . . . . . . .    (8,999)       (3,982)
  Cash and securities segregated for regulatory
   purposes or deposited with clearing organizations.       401        (1,205)
  Securities borrowed . . . . . . . . . . . . . . . .    (3,340)         (759)
  Customers . . . . . . . . . . . . . . . . . . . . .    (2,638)          595
  Other . . . . . . . . . . . . . . . . . . . . . . .    (6,460)       (3,312)
Increase (decrease) in operating liabilities:
  Trading liabilities . . . . . . . . . . . . . . . .     5,604           965
  Customers . . . . . . . . . . . . . . . . . . . . .    (1,280)          (88)
  Insurance . . . . . . . . . . . . . . . . . . . . .      (330)         (396)
  Other . . . . . . . . . . . . . . . . . . . . . . .     9,326         5,830
                                                        -------       -------

CASH USED FOR OPERATING ACTIVITIES  . . . . . . . . .    (6,232)       (1,221)
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities . . . .     1,570           819
  Sales of available-for-sale securities  . . . . . .       784           680
  Purchases of available-for-sale securities  . . . .    (2,160)       (1,579)
  Maturities of held-to-maturity securities . . . . .       385           589
  Purchases of held-to-maturity securities  . . . . .      (244)         (635)
  Other investments and other assets  . . . . . . . .      (340)          (88)
  Property, leasehold improvements, and equipment . .      (173)         (163)
                                                        -------       -------

CASH USED FOR INVESTING ACTIVITIES  . . . . . . . . .      (178)         (377)
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements . .    (2,017)         (217)
  Commercial paper and other short-term borrowings. .     3,156         2,958
  Issuance and resale of long-term borrowings . . . .     9,371         4,850
  Settlement and repurchase of long-term borrowings .    (3,842)       (4,327)
  Common stock transactions . . . . . . . . . . . . .      (479)         (538)
  Dividends . . . . . . . . . . . . . . . . . . . . .      (119)         (112)
                                                        -------       -------

Cash provided by financing activities . . . . . . . .     6,070         2,614
                                                        -------       -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . .      (340)        1,016

Cash and cash equivalents, beginning of year  . . . .     3,091         2,312
                                                        -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . .   $ 2,751       $ 3,328
                                                        =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $633 in 1996 and $136 in 1995.
  Interest totaled $5,359 in 1996 and $5,695 in 1995.


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 28, 1996

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

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 29, 1995 ("1995 10-K"). Because of the nature of the Corporation's business, the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1996 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. The Corporation has decided not to adopt the cost recognition provisions of SFAS No. 123 but will disclose, as required, the pro-forma impact of these provisions in its 1996 year-end financial statements.

In June 1996, the FASB issued SFAS No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transactions occurring after December 31, 1996. The Corporation has not yet quantified the impact of adopting SFAS No. 125.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at June 28, 1996 and December 29, 1995 are presented below:

                                         June 28,        Dec. 29,
                                           1996            1995
                                         --------        --------
Commercial paper                         $18,393         $16,969
Demand and time deposits                   7,824           8,182
Securities loaned                          3,591           2,857
Bank loans and other                       2,894           1,538
                                         -------         -------
Total                                    $32,702         $29,546
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



(Notional amounts in billions)
- ------------------------------

                 Interest Rate       Currency       Equity Price     Commodity Price
June 28, 1996       Risk(1)(2)        Risk (3)          Risk              Risk
- -------------  -----------------  --------------    ------------     --------------
Swap agreements     $1,064            $  118           $   10           $     2
Futures contracts      133                 1                4                24
Options purchased       86                49               27                 3
Options written         96                47               26                 3
Forward contracts       34               158                -                 7


December 29, 1995
- -----------------
Swap agreements     $  851            $  106           $    7           $     3
Futures contracts      215                 1                2                 2
Options purchased       45                24               38                 5
Options written         64                24               41                 6
Forward contracts       33               118                -                25


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

The contractual or notional amounts of derivative financial instruments used for financing and other non-trading purposes follow:

(Notional amounts in billions)      June 28,        December 29,
- ------------------------------
                                     1996               1995
                                  ----------         ----------
Interest rate swap contracts(1)      $33                $31
Foreign exchange contracts(1)          2                  3
Equity options purchased               1                  1


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

Settlement of these commitments as of June 28, 1996 would not have a material effect on the consolidated financial condition of the Corporation.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 28, 1996, MLPF&S's regulatory net capital of $1,472 was 10% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,168.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 28, 1996, MLGSI's liquid capital of $749 was 275% of its total market and credit risk, and liquid capital in excess of the minimum required was $422.

Merrill Lynch International ("MLI"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At June 28, 1996, MLI's financial resources were $1,259 and exceeded the minimum requirement by $224.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $1.4 and $3.8 for the second quarters of 1996 and 1995, respectively. For the six-month periods ended June 28, 1996 and June 30, 1995, payments in lieu of dividends were $3.0 and $6.2, respectively.

LITIGATION MATTER

On January 12, 1995, an action was commenced in the United States Bankruptcy Court for the Central District of California by Orange County, California (the "County") and the Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in that Court on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions have been brought against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California, Illinois, and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by the Corporation's subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to the Corporation's audited consolidated financial statements contained in the 1995 10-K as well as "Legal Proceedings" in the 1995 10-K and the 1996 quarterly reports on Form 10-Q.

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of June 28, 1996, and the related condensed statements of consolidated earnings for the three- and six-month periods ended June 28, 1996 and June 30, 1995 and consolidated cash flows for the six-month periods ended June 28, 1996 and June 30, 1995. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

/s/ Deloitte & Touche LLP
New York, New York
August 9, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation") conduct their businesses in global financial markets that are influenced by a number of factors, including economic and market conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can increase volatility in the marketplace. While higher volatility increases risk, it may also increase order flow, which drives many of the Corporation's businesses. Other global market and economic conditions, including the liquidity of secondary markets, the level and volatility of interest rates, currency exchange rates, and security valuations, competitive conditions, and the size, number, and timing of transactions may also affect earnings. As a result, revenues and net earnings can vary significantly from quarter to quarter, and from year to year.

Global financial markets continued to be buoyant throughout the 1996 first half, after strong performances in 1995. Issuer and investor demand and lower interest rates relative to a year ago led to higher industrywide revenues from underwriting, trading, commissions, and merger and acquisition services.

U.S. equity markets continued to rise to record price levels in the 1996 first half, although the rate of advance slowed in the second quarter. Individual investors deposited record amounts into mutual funds, fueling demand for new issues and driving many domestic stock indices, including the Dow Jones Industrial Average and the Nasdaq Composite Index, to record levels. Nasdaq average daily trading volumes also achieved a record high in the 1996 second quarter.

U.S. bond markets, which advanced strongly on steady declines in interest rates throughout 1995, became more volatile during the 1996 first half. Long-term interest rates remained low in the first two months of 1996, but inflationary fears fueled a marked increase in interest rates beginning in March 1996 that continued throughout the second quarter. The U.S. Treasury yield curve (the relationship between interest rates and maturities) steepened midway through the first half as long-term interest rates increased more than short-term rates. Nevertheless, the overall level of interest rates in the 1996 first half was lower than in the year-ago period.

Global equity markets rose on average approximately 6% during the 1996 first half, as measured by the Dow Jones World Stock Index, with most of the increase occurring during January through April of 1996. Many Asian and European equity markets advanced, but U.K. and Japanese markets ended the 1996 first half only marginally ahead of 1995 year-end levels in U.S. dollar terms. Interest rates in most global bond markets rose during the six-month period, but remained low relative to the first six months of 1995.

U.S. underwriting volume benefited from a substantial increase in new issue volumes due to higher equity prices and continued demand from both institutional and individual investors. Industrywide disclosed fees from U.S. public debt and equity underwriting reached a record $2.9 billion during the 1996 second quarter, up 70% from the year-earlier period, according to Securities Data Co.

Strategic services activities were strong throughout the 1996 first half. The value of global mergers and acquisitions completed industrywide exceeded $495 billion in the 1996 period, up 26% from the 1995 first half, according to Securities Data Co. Companies continued to seek strategic alliances to increase earnings growth and expand into new markets or businesses. Factors contributing to the increased level of merger and acquisition activity included steady economic growth, relatively low inflation and interest rates, appreciated stock values, increased global competition, and continued deregulation in certain industries.

The robust financial markets that characterized 1995 continued throughout the first six months of 1996, as many financial services firms, including the Corporation, reported record earnings during the 1996 second quarter. Nevertheless, the industry is cyclical. As a result, the Corporation's businesses are evaluated across market cycles for profitability and alignment with long-term strategic objectives. The Corporation seeks to mitigate the effect of market downturns by expanding its global presence, developing long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.

SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995

The discussion that follows emphasizes the comparison between the second quarters of 1996 and 1995 and presents additional information on the comparison between the six-month periods, when relevant.

Net earnings for the 1996 second quarter were a record $433 million, up $150 million (53%) from the $283 million reported in last year's second quarter. Second quarter earnings per common share were $2.19 primary and fully diluted, compared with $1.40 primary and $1.39 fully diluted in the 1995 second quarter. After deducting preferred stock dividends, net earnings applicable to common stockholders totaled $422 million in the 1996 second quarter, up $151 million (56%) from $271 million in the prior year's quarter. Annualized return on average common stockholders' equity was 29.2% versus 21.0% in the year-ago period. The Corporation's pretax profit margin in the 1996 second quarter was 20.6% versus 18.2% in the year-ago period. The net profit margin increased to 12.8% in the 1996 second quarter, compared with 11.1% in the 1995 second quarter.

For the first six months of 1996, net earnings were $843 million, up $333 million (65%) from the $510 million reported in the prior year period. Earnings per common share were $4.22 primary and $4.21 fully diluted, compared with $2.48 primary and $2.46 fully diluted in the corresponding 1995 period. After deducting preferred stock dividends, net earnings applicable to common stockholders in the first half of 1996 totaled $820 million, up $334 million (69%) from $486 million in the comparable 1995 period. Annualized return on average common stockholders' equity was 28.7% for the 1996 first half, compared with 18.8% for the year-ago period. The Corporation's pretax profit margin in the 1996 first half was 20.6% versus 17.0% in the 1995 first half. The net profit margin increased to 12.7% in the first six months of 1996, compared with 10.3% in the year-ago period.

Total revenues increased 11% from the 1995 second quarter to $6.2 billion, with record revenues in investment banking and asset management and portfolio service fees. Net revenues (revenues after interest expense) increased 33% from the year-ago period to $3.4 billion.

Commissions revenues are summarized as follows:

                      Three Months Ended               Six Months Ended
                      ------------------               ----------------
 (In millions)        June 28, June 30,    %           June 28,  June 30,   %
 -------------          1996     1995    Incr.           1996      1995   Incr.
                       ------   ------   -----         --------  -------  -----
Listed and
  over-the-counter     $517     $415     25%           $1,064    $  780     37%
Mutual funds            309      217     43               608       404     51
Other                   144      133      8               287       266      7
                       ----     ----                   ------    ------
Total                  $970     $765     27            $1,959    $1,450     35
                       ====     ====                   ======    ======


Commissions revenues from listed and over-the-counter securities increased because of higher trading volumes on most major U.S. and international exchanges. Mutual fund commissions revenues rose to a record level due primarily to strong sales of U.S. and offshore funds and higher distribution fees.

Significant components of interest and dividend revenues and interest expense for the three- and six-month periods ended June 28, 1996 and June 30, 1995 follow:

                            Three Months Ended    Six Months Ended
                            ------------------   -------------------
(In millions)                June 28, June 30,    June 28,  June 30,
- ------------                   1996     1995        1996      1995
                             -------- --------    --------  --------
Interest and
  dividend revenues:
Trading assets               $  986    $1,071      $1,945   $2,010
Resale agreements               714       770       1,404    1,541
Securities borrowed             644       826       1,319    1,512
Margin lending                  369       334         742      659
Other                           327       294         640      603
                             ------    ------      ------   ------
   Total                      3,040     3,295       6,050    6,325
                             ------    ------      ------   ------

Interest expense:
Borrowings                    1,131     1,126       2,248    2,137
Repurchase agreements           854     1,015       1,702    1,971
Trading liabilities             580       626       1,132    1,201
Other                           245       269         486      510
                             ------    ------      ------   ------
   Total                      2,810     3,036       5,568    5,819
                             ------    ------      ------  -------

Net interest and
  dividend profit            $  230    $  259      $  482   $  506
                             ======    ======      ======   ======

The Corporation hedges its long-term payment obligations with interest rate and currency swaps. The effect of these hedges, which is included in the "Borrowings" caption above, decreased interest expense by approximately $23 million for the 1996 second quarter and approximately $21 million for the 1995 second quarter.

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit declined 11% to $230 million from the 1995 second quarter as a result of reduced levels of interest-earning assets.

Principal transactions revenues were up 48% from the 1995 second quarter to $908 million. Increased client order flow and effective risk management in volatile markets led to broad-based increases in most product categories. Revenues from principal transactions in the 1996 second quarter were the second highest ever, 8% below the record $982 million in the 1996 first quarter.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of its trading activities, the Corporation views net interest and principal transactions revenues in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transaction revenues.
The net interest carry (i.e., the spread representing interest earned versus financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.

The following table provides information on aggregate trading profits, including related net interest revenue (expense). Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

(In millions)                 Principal        Net Interest          Net
- -------------               Transactions         Revenue           Trading
                              Revenues          (Expense)          Revenue
                          ----------------   ---------------   ---------------
Three Months                1996     1995      1996    1995      1996    1995
- ------------               ------   ------    ------  ------    ------  ------

Equity and equity
 derivatives              $  290  $  228     $  (31) $   (6)    $  259 $  222
Taxable fixed-income         243     130         63      71        306    201
Interest rate and
 currency swaps              249     195        (10)    (15)       239    180
Municipals                    94      51          2       -         96     51
Foreign exchange and
 commodities                  32      11         (4)      1         28     12
                          ------  ------     ------  ------     ------ ------
   Total                  $  908  $  615     $   20  $   51     $  928 $  666
                          ======  ======     ======  ======     ====== ======



Six Months
- ----------
Equity and equity
 derivatives              $  637  $  393     $  (49) $  (31)    $  588 $  362
Taxable fixed-income         509     294        116     150        625    444
Interest rate and
 currency swaps              505     429        (12)    (32)       493    397
Municipals                   168     141          4      (1)       172    140
Foreign exchange and
 commodities                  72      32         (7)     (2)        65     30
                          ------  ------     ------   -----     ------ ------
   Total                  $1,891  $1,289     $   52   $  84     $1,943 $1,373
                          ======  ======     ======   =====     ====== ======


Equities and equity derivatives trading revenues were $290 million, up 27% from the 1995 second quarter due principally to higher trading revenues in non-U.S. and over-the-counter equities, partially offset by lower revenues from convertible securities. International equities trading revenues benefited from the addition of trading activity related to Smith New Court PLC ("Smith New Court"), which was acquired in the third quarter of 1995. Over-the-counter equity trading revenues rose due to increased client order flow. Convertible securities revenues decreased as a result of lower trading volume.

Taxable fixed-income trading revenues increased to $243 million, up 88% from the 1995 second quarter, primarily due to higher revenues from mortgage-backed products, corporate bonds, and money market instruments. The increase in mortgage-backed securities trading revenues was attributable to improved liquidity and increased customer demand, compared with the year-ago period. Trading revenues from corporate bonds advanced due primarily to higher demand for U.S. and U.K. debt products. Trading revenues from money markets instruments benefited from increased floating rate note activity in European markets.

Interest rate and currency swap trading revenues increased 28% to $249 million due to higher revenues from both U.S. dollar-denominated and non-U.S. dollar-denominated transactions. Municipal securities trading revenues were up 83% from last year's second quarter to $94 million primarily due to increased investor demand for tax-exempt investments. Foreign exchange and commodities trading revenues, in the aggregate, rose to $32 million, up 183% from the 1995 second quarter. Strong customer activity fueled by increased volatility in exchange rates led to higher foreign exchange trading revenues.

A summary of the Corporation's investment banking revenues follows:

                       Three Months Ended                Six Months Ended
                     ------------------------         -------------------------
(In millions)        June 28, June 30,    %           June 28,  June 30,   %
- -------------          1996    1995     Incr.           1996     1995    Incr.
                     ----------------   -----          ----------------  -----
Underwriting           $469    $251      87%            $762     $413     85%
Strategic services      111      84      32              196      171     14
                       ----    ----                     ----     ----
Total                  $580    $335      73             $958     $584     64
                       ====    ====                     ====     ====


Underwriting and strategic services revenues reached record levels, benefiting from strong levels of equity and debt underwriting and mergers and acquisitions activity industrywide. Common equity underwriting revenues, in particular, more than doubled compared to both the 1995 second quarter and the 1996 first quarter. Underwriting revenues from high-yield, mortgage- and asset-backed, and other debt products also rose. The Corporation retained its position as top underwriter of total debt and equity securities in the 1996 second quarter with market shares of 16.1% in the U.S. and 12.8% globally, compared with 15.3% in the U.S. and 12.2% globally in the 1995 second quarter, according to Securities Data Co. ("SDC"). SDC statistics are based on full credit to the book manager.

Strategic services revenues advanced to a record, benefiting from strong merger and acquisition activity and significant gains in market share. For transactions completed during the 1996 second quarter, the Corporation was the second-ranked advisor globally with a 21.1% market share, compared with the fifth-ranked advisor globally and a 10.6% market share in last year's second quarter, according to SDC. SDC data gives full credit to both target and acquiring companies' advisors. In addition, the Corporation was the leading advisor in announced U.S. and global mergers and acquisitions for the 1996 second quarter.

Increased transaction volumes as well as improved market shares for strategic services led to higher investment banking revenues for the 1996 six-month period. Revenues from equity, high-yield debt, and corporate bond and preferred stock underwritings were approximately double those of the 1995 first half.
The Corporation retained its position as top underwriter of total debt and equity securities, with U.S. and global year-to-date market shares of 16.1% and 12.4%, respectively, according to SDC. These market shares were comparable to those of the 1995 first half. Strategic services revenues benefited from increased fees from mergers and acquisitions. The Corporation was the third-ranked advisor globally on transactions completed during the 1996 first half with a 15.0% market share, compared to an 8.8% market share as fifth-ranked advisor in the 1995 first half, according to SDC.

The Corporation's asset management and portfolio service fees are summarized below:

                        Three Months Ended               Six Months Ended
                     ------------------------          -----------------------
(In millions)        June 28, June 30,    %            June 28, June 30,   %
- -------------          1996     1995    Incr.            1996    1995    Incr.
                     ----------------   -----          ----------------  -----
Asset management       $245    $209      17%          $  483     $410     18%
 fees
Portfolio service       147     113      31              288      220     31
 fees
Other fees              161     142      13              319      283     13
                       ----    ----                   ------     ----
Total                  $553    $464      19           $1,090     $913     19
                       ====    ====                   ======     ====

Asset management fees, which include fees earned on mutual funds sponsored by the Corporation and third parties, increased due primarily to strong inflows of client assets. Total assets in worldwide private client accounts were a record $756 billion at quarter-end, compared with $643 billion at the end of the 1995 second quarter and $732 billion at the end of the 1996 first quarter. Assets under management by Merrill Lynch Asset Management were $207 billion at quarter-end, compared with $180 billion a year ago and $208 billion at the end of the 1996 first quarter.

Portfolio service fees also benefited from inflows of client assets. Increases in the number of accounts and asset levels led to higher fee revenues for both Merrill Lynch Consults(Registered Trademark), a personalized portfolio management service, and Asset Power(Registered Trademark), an asset-based fee product.

Other revenues were $139 million, up 26% from $111 million in the 1995 second quarter. The increase was primarily attributable to gains on sales from Real Estate Mortgage Investment Conduit ("REMIC") transactions.

Non-interest expenses were $2.7 billion, up 29% from the 1995 second quarter. The largest expense category, compensation and benefits expense, increased 33% from the 1995 second quarter to $1.7 billion due to higher incentive and production-related compensation as well as a 9% increase in the number of full-time employees. Incentive compensation increased with improved profitability, while production-related compensation was up due to heightened activity and strong volumes in many businesses. Headcount increased by approximately 3,700 employees from the 1995 second quarter to approximately 47,000 at the end of the 1996 second quarter. Approximately half of the year-over-year increase resulted from the addition of employees through business acquisitions, including Smith New Court. Compensation and benefits expense as a percentage of net revenues was 51.5%, compared with 51.3% in the year-ago period.

Non-interest expenses, excluding compensation and benefits, increased 21% to $941 million. Communications and equipment rental expense increased 17% from the 1995 second quarter to $137 million due to higher levels of business activity and increased computer-related maintenance costs. Occupancy costs were up 3% to $113 million because of international growth, including the addition of Smith New Court facilities. Depreciation and amortization expense rose 11% from the 1995 second quarter to $98 million due primarily to purchases of technology-related equipment over the past year.

Professional fees increased 33% to $140 million primarily as a result of higher systems development costs related to upgrading technology and processing capabilities. Advertising and market development expense rose 30% to $124 million. Increased international travel and higher production-related recognition programs and client promotion costs contributed to this advance. Brokerage, clearing, and exchange fees were up 8% to $101 million, driven by higher trading volume, particularly in international equity markets. Other expenses totaled $228 million, up 37% from the 1995 second quarter, primarily due to provisions related to various business activities and amortization of goodwill related to Smith New Court.

Income tax expense was $265 million in the 1996 second quarter. The effective tax rate in the 1996 second quarter was approximately 37.9%, compared with 39.1% in the year-ago period. The decrease in the effective tax rate was primarily attributable to lower state taxes and expanded international business activities.

For the 1996 first half, non-interest expenses increased 28% to $5.3 billion. The largest expense category, compensation and benefits, was up 33% to $3.4 billion due to higher variable compensation related to increased profitability and business volume. Compensation and benefits expense as a percentage of net revenue was 51.7% in the 1996 first half versus 51.9% in the 1995 first half. Other non-interest expenses increased 19% from the 1995 first half due primarily to increased levels of global business activity, higher systems development costs, provisions related to various business activities, and amortization of goodwill.

LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. There are three key elements to the Corporation's liquidity strategy. The first element is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper, uncommitted bank loans, and the current portion of long-term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are the proceeds from executing repurchase agreements and obtaining secured bank loans, both principally employing unencumbered investment grade marketable securities. Other alternative funding sources include liquidating cash equivalents; securitizing additional home equity and other mortgage loan assets; and drawing on committed, unsecured, revolving credit facilities ("Credit Facilities"), which at June 28, 1996 totaled $6.0 billion and had not been drawn upon.

As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The composition of the Corporation's asset mix provides a great degree of flexibility in managing liquidity. The Corporation's liquidity position is enhanced since a significant portion of the Corporation's assets turn over frequently and is typically funded with liabilities whose cash-flow characteristics closely match those of the assets. At June 28, 1996, approximately 97% of the Corporation's assets were considered readily marketable by management.

As part of the Corporation's overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The Corporation's insurance subsidiaries primarily market variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At June 28, 1996, approximately 88% of invested assets of insurance subsidiaries were considered liquid by management.

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

The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation's funding programs benefit from the ability to market its debt instruments through its own sales force to a large, diversified customer base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $18.4 billion at June 28, 1996 and $17.0 billion at December 29, 1995, which represented 9% and 10% of total assets at second quarter-end 1996 and year-end 1995, respectively.

At June 28, 1996, total long-term debt was $22.6 billion, compared with $17.3 billion at year-end 1995. At July 31, 1996, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies, as follows:

    Rating Agency                          Rating
- --------------------------------------------------------------------------------
  Duff & Phelps Credit Rating Co. (1)        AA
  Fitch Investors Service, L.P.              AA
  IBCA Ltd.                                  AA-
  Japan Bond Research Institute              AA
  Moody's Investors Service, Inc.            A1
  Standard & Poor's Ratings Group            A+
  Thomson BankWatch, Inc.                    AA
- --------------------------------------------------------------------------------

  (1) Upgraded from AA- in July 1996.


During the first six months of 1996, the Corporation issued $8.9 billion in long-term debt. During the same period, maturities and repurchases were $3.5 billion. In addition, approximately $450 million of the Corporation's long-term debt securities held in inventory by subsidiaries were sold and $346 million were purchased. At June 28, 1996, $17.2 billion of term debt had maturity dates beyond one year.

Approximately $45.2 billion of the Corporation's indebtedness at June 28, 1996 was considered senior indebtedness as defined under various indentures.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions whose business is primarily in the securities industry. The Corporation had an equity base of $6.5 billion at June 28, 1996, including approximately $5.9 billion in common equity, supplemented by $619 million in preferred stock.

The Corporation reacquired 10.6 million shares of its common stock in the first six months of 1996, compared with 12.9 million shares in the corresponding 1995 period.

The Corporation's leverage ratios were as follows:

                                                                    ADJUSTED
                                                  LEVERAGE          LEVERAGE
                                                  RATIO(1)          RATIO(2)
- -----------------------------------------------------------------------------
Period-end
  June 28, 1996                                    31.5x              19.8x
  December 29, 1995                                28.8x              18.2x

Average (3)
  Six months ended
    June 28, 1996                                  33.5x              20.2x
  Year ended
    December 29, 1995                              32.7x              19.5x
- -----------------------------------------------------------------------------


(1)  Ratio of total assets to total stockholders' equity.
(2) Ratio of total assets, less resale agreements and securities borrowed, to total stockholders' equity.
(3)  Computed using month-end balances.


The Corporation operates in many regulated businesses that require various minimum levels of capital to conduct business. (See Regulatory Requirements Note to the Consolidated Financial Statements - Unaudited.) The Corporation's broker-dealer, banking, insurance, and Futures Commission Merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is required for payment of dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

The Corporation's overall capital needs are continually reviewed to ensure that its capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of subsidiaries. Based upon these analyses, management believes that the Corporation's equity base is adequate.

ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are primarily determined by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continually. The Corporation monitors and manages the change in its balance sheet using average daily balances. Average daily balances are derived from the Corporation's management information system, which summarizes balances on a settlement date basis. Financial statement balances, as required under generally accepted accounting principles, are recorded on a trade date basis. The discussion that follows compares the changes in settlement date average daily balances, not quarter-end balances.

For the first six months of 1996, average daily assets were $203 billion, up 3% versus $197 billion in the 1995 fourth quarter. Average daily liabilities rose 3% to $197 billion from $191 billion for the 1995 fourth quarter.

The major components in the growth of average daily assets and liabilities are summarized as follows:

                               Increase in
(In millions)                 Average Assets          Percent Increase
- -------------             ----------------------      -----------------
Resale agreements and
 securities borrowed              $6,462                       8%


                               Increase in
                           Average Liabilities        Percent Increase
                          ----------------------      ----------------

Repurchase agreements and
 securities loaned                $3,075                       4%
Long-term borrowings              $2,950                      17%


In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities and cash flow characteristics, such as repurchase and resale agreements. In the 1996 period, repurchase and securities loaned transactions and resale and securities borrowed transactions rose as a result of an increase in match-funded activity involving primarily U.S. Government and agencies securities. In addition, resale and securities borrowed transactions increased to facilitate security deliveries to customers.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity. A portion of the 1996 first half increase in average assets was funded through an increase in long-term borrowings, which included medium-term notes.

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

Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade. At June 28, 1996, long and short non-investment grade inventories accounted for 9.0% of aggregate consolidated trading inventories, compared with 6.3% at year-end 1995. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or in connection with highly leveraged transactions. The

Corporation may retain a residual portion of these syndicated loans. A $90 million bridge loan outstanding on March 29, 1996 was repaid during the 1996 second quarter, and a $100 million bridge loan commitment made after March 29, 1996 was canceled before June 28, 1996. Subsequent to June 28, 1996, the Corporation entered into a bridge loan commitment for $135 million to a non-investment grade counterparty. The Corporation intends to syndicate the loan, if extended, and may retain a residual portion.

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

The Corporation's insurance subsidiaries hold non-investment grade securities. As a percentage of total insurance investments, non-investment grade securities were 5.0%, compared with 4.2% at year-end 1995. Non-investment grade securities of insurance subsidiaries are classified as available-for-sale and are carried at fair value.

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions follows:

                                         JUNE 28,      DECEMBER 29,
(In millions)                              1996            1995
- -------------------------------------------------------------------
Trading assets                           $8,452          $5,489
Trading liabilities                       1,282             353
Insurance subsidiaries' investments         269             234
Loans (net of allowance for
 loan losses) (1)                           293             489
Equity investments (2)                      161             211
Partnership interests                        79              91
- -------------------------------------------------------------------


Additional commitments to invest in
 partnerships                            $   80          $   79
Unutilized revolving lines of
 credit and other lending
 commitments                                117             127
- -------------------------------------------------------------------



(1) Represented outstanding loans to 37 and 30 medium-sized companies at June 28, 1996 and December 29, 1995, respectively.

(2)  Invested in 62 enterprises at both June 28, 1996 and December 29, 1995.


At June 28, 1996, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $861 million, which primarily represented hedges of other financial instruments. No one industry sector accounted for more than 27% of total non-investment grade positions. Included in the preceding table are debt and equity securities of issuers in various stages of bankruptcy proceedings or in default. At June 28, 1996, the carrying value of these securities totaled $140 million, of which 70% resulted from the Corporation's market making activities in such securities.

Statistical Data

Selected statistical data for the last five quarters is presented below for informational purposes:


                                     2nd Qtr.        3rd Qtr.          4th Qtr.          1st Qtr.         2nd Qtr.
                                      1995            1995              1995              1996             1996
                                    --------        --------          --------          --------        ---------
PRIVATE CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in Worldwide
  Private Client Accounts          $    643         $    675         $    703          $    732         $    756
 Assets in U.S. Private
  Client Accounts                  $    608         $    639         $    665          $    692         $    714
 Assets under Professional
  Management:
   Money Markets                   $     76         $     80         $     82          $     89         $     84
   Equities                              42               44               47                51               53
   Fixed Income                          38               39               41                41               41
   Private Portfolio                     20               22               22                23               25
   Insurance                              4                4                4                 4                4
                                   --------         --------         --------          --------         --------
 Subtotal                               180              189              196               208              207
   ML Consults                           16               17               17                18               19
   Mutual Fund Advisor and
    Asset Power                           4                5                6                 7                7
                                   --------         --------         --------          --------         --------
Total                              $    200         $    211         $    219          $    233         $    233
                                   ========         ========         ========          ========         ========

- ------------------------------------------------------------------------------------------------------------------------------------

UNDERWRITING
(DOLLARS IN BILLIONS)(A):
 Global Debt and Equity:
  Volume                           $     33         $     41         $     45          $     45         $     47
  Market Share                         12.2%            14.4%            15.3%             11.9%            12.8%
 U.S. Debt and Equity:
  Volume                           $     28         $     34         $     40          $     39         $     39
  Market Share                         15.3%            17.5%            20.6%             16.0%            16.1%


- -----------------------------------------------------------------------------------------------------------------------------------

FULL-TIME EMPLOYEES:
  U.S.                               38,200           38,900           39,250            39,400           39,900
  International                       5,100            6,500            6,750             7,000            7,100
                                   --------          -------         --------          --------         --------
  TOTAL                              43,300           45,400           46,000            46,400           47,000
                                   ========          =======         ========          ========         ========
  Financial Consultants and
   Account Executives Worldwide      13,600           13,700           13,800            13,700           13,800
  Support Personnel to
   Producer ratio (b)                  1.41             1.38             1.43              1.46             1.47
INCOME STATEMENT:
  Net Earnings (in millions)       $    283         $    300         $    303          $    409         $    433
  Annualized Return on Average
    Common Stockholders' Equity        21.0%            21.5%            21.1%             28.2%            29.2%
  Earnings per Common Share:
    Primary                           $1.40            $1.47            $1.49             $2.03            $2.19
    Fully Diluted                     $1.39            $1.46            $1.49             $2.03            $2.19
BALANCE SHEET (IN MILLIONS):
  Total Assets                     $174,853         $185,473         $176,857          $195,884         $205,175
  Total Stockholders' Equity       $  5,883         $  6,077         $  6,141          $  6,364         $  6,514
SHARE INFORMATION (IN THOUSANDS):
  Weighted Average Shares
    Outstanding:
     Primary                        193,267          196,395          195,148           196,225          192,933
     Fully Diluted                  195,159          197,157          195,148           196,225          192,933
  Common Shares Outstanding (c)     175,460          175,501          171,388           173,040          168,924
  Shares Repurchased                  3,590            1,720            5,362             4,543            6,060

- ------------------------------------------------------------------------------------------------------------------------------------


(a) Full credit to book manager. All market share data are derived from Securities Data Co.
(b)  Support personnel includes sales assistants.
(c)  Does not include 4,809, 4,375, 4,013, 2,895 and 2,529 unallocated reversion shares held in the Employee Stock Ownership Plan at June 30, 1995 September 29, 1995, December 29, 1995, March 29, 1996, and June 28, 1996,
     respectively, which are not considered outstanding for accounting purposes.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
        -----------------

Since the filing of the Corporation's 1995 Form 10-K and of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996 (the "First Quarter 1996 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1995 10-K.

Orange County Litigation.  In the DeLeon Action, the Superior Court for the
- -------------------------
State of California, Orange County, entered an order on May 10, 1996 staying the action pending final resolution of the Orange County Action.

In the Atascadero Federal Court Action and the Atascadero State Court Action, the two employees of the Corporation who were added as defendants in the amended complaints were dismissed as defendants without prejudice on May 15, 1996, and July 5, 1996, respectively.


Pittleman Action.  The Supreme Court of the State of New York, New York County,
- -----------------
dismissed this action on July 2, 1996.

GSLIC Litigation.  On July 12, 1996, plaintiffs in the Receiver Action entered a
- -----------------
stipulation of discontinuance with prejudice with respect to all claims asserted against all defendants, including the Merrill Lynch defendants.

NASDAQ Antitrust Litigation.  On July 17, 1996 the Antitrust Division of the
- ---------------------------
United State Department of Justice filed a civil antitrust complaint against firms that make markets in NASDAQ securities, including Merrill Lynch, Pierce, Fenner & Smith Incorporated. The complaint alleged that the firms violated
Section 1 of the Sherman Act through a "common understanding" to follow a "quoting convention" that the complaint asserts had inflated the "inside spread" (the difference between the best quoted buying price and the best quoted selling price on NASDAQ) in certain NASDAQ stocks. This allegedly resulted in investors having to pay higher transaction costs for buying and selling stocks than they would have paid otherwise. At the same time the complaint was filed, a proposed settlement of the action was announced, pursuant to which the market maker defendants in the action have agreed not to engage in certain conduct. The proposed settlement, which is subject to court approval, provides, among other things, for the monitoring and tape recording by each of the market maker defendants of not less than 3.5 percent, or a maximum of 70 hours per week, of telephone conversations by its over-the-counter desk traders; the provision to the Department of Justice of any taped conversation that may violate the terms of the settlement; and for Department of Justice representatives to appear unannounced, during regular business hours, for the purpose of monitoring trader conversations as the conversations occur.

For more detailed information regarding litigation matters involving the Corporation, see "Item 3. - Legal Proceedings" in the 1995 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

On April 16, 1996, the Corporation held its Annual Meeting of Stockholders. Further details concerning matters submitted for vote of security holders can be found in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

Item 5. Other Information
        -----------------

Effective July 22, 1996, the Board of Directors of the Corporation amended the Corporation's By-Laws. The principal change was to require that advance written notice (in most cases, 50 days) be given to the Secretary of the Corporation by stockholders wishing to, at any stockholders' meeting, offer for stockholder vote a proposal otherwise appropriate for stockholder action.
A copy of the Corporation's By-Laws, as amended, is filed as Exhibit 3(i) under item 6(a).

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits

     (3)  Articles of Incorporation and By-Laws
          (i)  By-Laws of Merrill Lynch & Co., Inc., effective as of July 22,
               1996

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

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

     (i) Current Report dated April 1, 1996 for the purpose of filing the form of Registrant's 6 1/2% Notes due April 1, 2001.

     (ii) Current Report dated April 15, 1995 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three-month period ended March 29, 1996.

     (iii) Current Report dated May 1, 1996 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of March 29, 1996.

     (iv) Current Report dated May 13, 1996 for the purpose of filing the form of Registrant's S&P 500 Market Index Target-Term Securities due May 10, 2001.

     (v) Current Report dated May 15, 1996 for the purpose of filing the form of Registrant's 7 3/8% Notes due May 15, 2006.

     (vi) Current Report dated May 28, 1996 for the purpose of filing the form of Registrant's 6% STRYPES due June 1, 1999 Payable with Shares of Common Stock of Cox Communications, Inc. (as amended by an 8-K/A dated June 7, 1996).

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






                                   MERRILL LYNCH & CO., INC.
                                   ---------------------------
                                        (Registrant)


Date:  August 9, 1996    By:   /s/ Joseph T. Willett
                               -------------------------------
                                   Joseph T. Willett
                                   Senior Vice President
                                   Chief Financial Officer

                                        INDEX TO EXHIBITS



Exhibits

3(i)          By-Laws of Merrill Lynch & Co., effective as of July 22, 1996.

11            Statement re:  Computation of per common share earnings.

12            Statement re:  computation of ratios.

15            Letter re:  unaudited interim financial information.

27            Financial Data Schedule.