Form 10-Q
period 1996-09-27
MERRILL LYNCH & CO INC
filed 1996-11-08
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996
                               ------------------

COMMISSION FILE NUMBER  1-7182
                        ------

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

YES  X   NO ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       164,698,292 shares of Common Stock*
                (as of the close of business on November 1, 1996)

* Does not include 2,093,251 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                   FOR THE THREE
                                                   MONTHS ENDED
                                               --------------------
                                               SEPT. 27,   SEPT. 29,  PERCENT(1)
(In Millions, Except Per Share Amounts)          1996        1995      INCREASE
                                               --------    ---------  ----------

REVENUES
Commissions ................................  $  860       $  829          4%
Interest and dividends .....................   3,357        3,004         12
Principal transactions .....................     818          663         23
Investment banking .........................     471          354         33
Asset management and portfolio
 service fees ..............................     570          484         18
Other ......................................     125           97         28
                                              ------       ------
Total Revenues .............................   6,201        5,431         14

 Interest Expense ..........................   3,108        2,749         13
                                              ------       ------

Net Revenues ...............................   3,093        2,682         15
                                              ------       ------

NON-INTEREST EXPENSES
Compensation and benefits ..................   1,612        1,392         16
Communications and equipment rental ........     141          123         15
Occupancy ..................................     116          113          3
Depreciation and amortization ..............     104           93         12
Professional fees ..........................     152          114         33
Advertising and market development .........     125          102         22
Brokerage, clearing, and exchange fees .....     103           89         17
Other ......................................     218          171         27
                                              ------       ------
Total Non-Interest Expenses ................   2,571        2,197         17
                                              ------       ------

EARNINGS BEFORE INCOME TAXES ...............     522          485          8
Income tax expense .........................     191          185          3
                                              ------       ------

NET EARNINGS ...............................  $  331       $  300         10
                                              ======       ======

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS ..............................  $  319       $  289         11
                                              ======       ======

EARNINGS PER COMMON SHARE:
  Primary ..................................  $ 1.69       $ 1.47         15
                                              ======       ======

  Fully diluted ............................  $ 1.68       $ 1.46         15
                                              ======       ======

DIVIDEND PAID PER COMMON SHARE .............  $  .30       $  .26
                                              ======       ======

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary ..................................   189.2        196.4
                                              ======       ======

  Fully diluted ............................   190.6        197.2
                                              ======       ======

(1) Percentages are based on actual numbers before rounding.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                   FOR THE NINE
                                                   MONTHS ENDED
                                               --------------------
                                               SEPT. 27,   SEPT. 29,  PERCENT(1)
(In Millions, Except Per Share Amounts)          1996        1995      INCREASE
                                               --------    ---------  ----------

REVENUES
Commissions ...............................     $ 2,819     $ 2,279       24%
Interest and dividends ....................       9,407       9,329        1
Principal transactions ....................       2,709       1,952       39
Investment banking ........................       1,428         938       52
Asset management and portfolio
 service fees .............................       1,661       1,397       19
Other .....................................         386         325       19
                                                -------     -------
Total Revenues ............................      18,410      16,220       14

  Interest Expense ........................       8,675       8,568        1
                                                -------     -------

Net Revenues ..............................       9,735       7,652       27
                                                -------     -------

NON-INTEREST EXPENSES
Compensation and benefits .................       5,044       3,971       27
Communications and equipment rental .......         409         351       16
Occupancy .................................         345         333        4
Depreciation and amortization .............         300         266       12
Professional fees .........................         422         318       33
Advertising and market development ........         364         284       28
Brokerage, clearing, and exchange fees ....         310         267       17
Other .....................................         650         533       22
                                                -------     -------
Total Non-Interest Expenses ...............       7,844       6,323       24
                                                -------     -------

EARNINGS BEFORE INCOME TAXES ..............       1,891       1,329       42
Income tax expense ........................         717         519       38
                                                -------     -------

NET EARNINGS ..............................     $ 1,174     $   810       45
                                                =======     =======

NET EARNINGS APPLICABLE TO COMMON
 STOCKHOLDERS .............................     $ 1,139     $   775       47
                                                =======     =======

EARNINGS PER COMMON SHARE:
  Primary .................................     $  5.91     $  3.95       50
                                                =======     =======

  Fully diluted ...........................     $  5.89     $  3.90       51
                                                =======     =======

DIVIDENDS PAID PER COMMON SHARE ...........     $   .86     $   .75
                                                =======     =======

AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
  Primary .................................       192.6       196.3
                                                =======     =======

  Fully diluted ...........................       193.3       198.8
                                                =======     =======

(1) Percentages are based on actual numbers before rounding.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)            SEPT. 27,    DEC. 29,
ASSETS                                                       1996         1995
------------------------------------------------------     --------     --------

CASH AND CASH EQUIVALENTS ............................     $  2,835     $  3,091
                                                           --------     --------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS ............        5,238        5,412
                                                           --------     --------

MARKETABLE INVESTMENT SECURITIES .....................        2,158        2,365
                                                           --------     --------

TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock ...................       22,878       17,581
Contractual agreements ...............................       12,038       11,833
Equities and convertible debentures ..................       13,771       10,843
Non-U.S. governments and agencies ....................        8,596        6,744
U.S. Government and agencies .........................        9,253        6,672
Mortgages, mortgage-backed, and asset-backed .........        4,247        3,749
Money markets ........................................        1,802        1,680
Municipals ...........................................        1,007        1,001
                                                           --------     --------
Total ................................................       73,592       60,103
                                                           --------     --------

RESALE AGREEMENTS ....................................       55,873       44,257
                                                           --------     --------

SECURITIES BORROWED ..................................       25,968       20,645
                                                           --------     --------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $50 in 1996 and $37 in 1995) ........................       17,211       14,783
Brokers and dealers ..................................        7,319        9,267
Interest and other ...................................        4,605        4,741
                                                           --------     --------
Total ................................................       29,135       28,791
                                                           --------     --------

INVESTMENTS OF INSURANCE SUBSIDIARIES ................        5,373        5,619

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR
 LOAN LOSSES OF $142 IN 1996 AND $131 IN 1995) .......        3,060        2,172

OTHER INVESTMENTS ....................................        1,084          961

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
 OF $2,431 IN 1996 AND $2,239 IN 1995) ...............        1,629        1,605

OTHER ASSETS .........................................        1,966        1,836
                                                           --------     --------

TOTAL ASSETS .........................................     $207,911     $176,857
                                                           ========     ========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)         SEPT. 27,    DEC. 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1996         1995
---------------------------------------------------     --------     --------

LIABILITIES

REPURCHASE AGREEMENTS .............................     $ 65,123     $ 56,817
                                                        --------     --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...       36,699       29,546
                                                        --------     --------

TRADING LIABILITIES, AT FAIR VALUE
Contractual agreements ............................       10,209       10,907
U.S. Government and agencies ......................       14,509        9,089
Equities and convertible debentures ...............        7,049        6,642
Non-U.S. governments and agencies .................        6,506        4,418
Corporate debt and preferred stock ................        3,030        2,199
Municipals ........................................           31           95
                                                        --------     --------
Total .............................................       41,334       33,350
                                                        --------     --------

CUSTOMERS .........................................       10,091       11,391

INSURANCE .........................................        5,051        5,391

BROKERS AND DEALERS ...............................        6,320        6,366

OTHER LIABILITIES AND ACCRUED INTEREST ............       12,577       10,515

LONG-TERM BORROWINGS ..............................       24,098       17,340
                                                        --------     --------

TOTAL LIABILITIES .................................      201,293      170,716
                                                        --------     --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY ....................          619          619
                                                        --------     --------

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share;
   authorized: 500,000,000 shares;
   issued: 1996 and 1995 - 236,330,162 shares .....          315          315
Paid-in capital ...................................        1,306        1,237
Foreign currency translation adjustment ...........            1           11
Net unrealized gains on investment securities
   available-for-sale (net of applicable income tax
   expense of $9 in 1996 and $13 in 1995) .........            7           25
Retained earnings .................................        7,484        6,492
                                                        --------     --------
     Subtotal .....................................        9,113        8,080

Less:
   Treasury stock, at cost:
          1996 - 68,607,716 shares;
          1995 - 60,929,278 shares ................        2,735        2,241
   Unallocated ESOP reversion shares, at cost:
          1996 - 2,093,251 shares;
          1995 - 4,012,519 shares .................           33           63
   Employee stock transactions ....................          346          254
                                                        --------     --------

TOTAL COMMON STOCKHOLDERS' EQUITY .................        5,999        5,522
                                                        --------     --------

TOTAL STOCKHOLDERS' EQUITY ........................        6,618        6,141
                                                        --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $207,911     $176,857
                                                        ========     ========

BOOK VALUE PER COMMON SHARE .......................     $  36.38     $  32.41
                                                        ========     ========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED
                                                                       -------------------------
(In Millions)                                                           SEPT. 27,     SEPT. 29,
                                                                          1996          1995
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ......................................................     $  1,174      $    810
Noncash items included in earnings:
   Depreciation and amortization ..................................          300           266
   Policyholder reserves ..........................................          204           224
   Other ..........................................................          519           534

(Increase) decrease in operating assets:
   Trading assets .................................................      (13,460)       (9,275)
   Cash and securities segregated for regulatory purposes
    or deposited with clearing organizations ......................          173          (407)
   Securities borrowed ............................................       (5,323)       (2,626)
   Customers ......................................................       (2,445)         (926)
   Other ..........................................................          917        (1,086)
Increase (decrease) in operating liabilities:
   Trading liabilities ............................................        7,984         1,340
   Customers ......................................................       (1,301)       (2,241)
   Insurance ......................................................         (463)         (566)
   Other ..........................................................        1,911         8,254
                                                                        --------      --------

CASH USED FOR OPERATING ACTIVITIES ................................       (9,810)       (5,699)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Maturities of available-for-sale securities ....................        2,205         1,171
   Sales of available-for-sale securities .........................          867           865
   Purchases of available-for-sale securities .....................       (2,973)       (1,993)
   Maturities of held-to-maturity securities ......................          638           890
   Purchases of held-to-maturity securities .......................         (353)         (767)
   Purchase of Smith New Court, net of cash acquired ..............           --          (601)
   Other investments and other assets .............................         (385)         (146)
   Property, leasehold improvements, and equipment ................         (323)         (256)
                                                                        --------      --------

CASH USED FOR INVESTING ACTIVITIES ................................         (324)         (837)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Repurchase agreements, net of resale agreements ................       (3,310)        1,367
   Commercial paper and other short-term borrowings ...............        7,153         5,323
   Issuance and resale of long-term borrowings ....................       11,992         7,616
   Settlement and repurchase of long-term borrowings ..............       (5,046)       (6,369)
   Common stock transactions ......................................         (729)         (610)
   Dividends ......................................................         (182)         (170)
                                                                        --------      --------

CASH PROVIDED BY FINANCING ACTIVITIES .............................        9,878         7,157
                                                                        --------      --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................         (256)          621

Cash and cash equivalents, beginning of year ......................        3,091         2,312
                                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................     $  2,835      $  2,933
                                                                        ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
      Income taxes totaled $867 in 1996 and $357 in 1995.
      Interest totaled $8,387 in 1996 and $8,309 in 1995.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 27, 1996

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. The Corporation has decided not to adopt the cost recognition provisions of SFAS No. 123 but will disclose, as required, the pro forma impact of these provisions in its 1996 year-end financial statements.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transactions occurring after December 31, 1996. The Corporation has not yet quantified the impact of adopting SFAS No. 125.

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at September 27, 1996 and December 29, 1995 are presented below:

                                      Sept. 27,          Dec. 29,
                                         1996              1995
                                      ---------         ---------
Commercial paper                       $20,208           $16,969
Demand and time deposits                 8,648             8,182
Securities loaned                        5,067             2,857
Bank loans and other                     2,776             1,538
                                       -------           -------
Total                                  $36,699           $29,546
                                       =======           =======

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation enters into various derivative contracts and other instruments with off-balance-sheet risk to meet clients' needs and to manage its own market risks.

Derivatives
-----------

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

(Notional amounts in billions)
------------------------------

                      Interest Rate     Currency     Equity Price   Commodity
September 27, 1996      Risk(1)(2)      Risk (3)        Risk       Price Risk
------------------   ---------------   ----------   ------------   ----------

Swap agreements           $1,167         $  140        $  12         $   3
Futures contracts            142              2            5            16
Options purchased            104             60           38             4
Options written              111             57           35             4
Forward contracts             37            160           --             6


December 29, 1995
-----------------

Swap agreements           $  851         $  106        $   7         $   3
Futures contracts            215              1            2             2
Options purchased             45             24           38             5
Options written               64             24           41             6
Forward contracts             33            118           --            25

(1) Certain derivatives subject to interest rate risk are also exposed to credit risk of the underlying financial instrument, such as total return swaps and similar instruments.
(2) Forward contracts subject to interest rate risk mainly represent "To Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
(3) Included in the currency risk category are certain contracts that are also subject to interest rate risk.

The contractual or notional amounts of derivative financial instruments used for financing and other non-trading purposes follow:

(Notional amounts in billions)
------------------------------                   Sept. 27,      Dec. 29,
                                                   1996           1995
                                                 ---------    ------------
Interest rate derivatives(1)                        $34            $31
Foreign currency derivatives(1)                       2              3
Equity derivatives                                    3              1

(1) Includes options embedded in swap contracts that hedge callable debt totaling $1 billion notional.

A majority of these transactions are entered into with the Corporation's swap and foreign exchange dealer subsidiaries, which intermediate interest-rate and currency risk with third parties in the normal course of their trading activities.

Other Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------------

In the normal course of business, the Corporation also enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of September 27, 1996 would not have a material effect on the consolidated financial condition of the Corporation.

Subsequent to quarter-end, the Corporation extended a $2,000 loan commitment to a company in connection with a proposed acquisition transaction. As of November 5, 1996, the Corporation's commitment had been reduced to approximately $500 through syndication. The Corporation continues to syndicate the loan but may retain a residual portion.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Corporation, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 27, 1996, MLPF&S's regulatory net capital of $1,454 was 10% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,152.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Corporation, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 27, 1996, MLGSI's liquid capital of $777 was 244% of its total market and credit risk, and liquid capital in excess of the minimum required was $395.

Merrill Lynch International ("MLI"), a United Kingdom registered broker-dealer and a subsidiary of the Corporation, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At September 27, 1996, MLI's financial resources were $1,367 and exceeded the minimum requirement by $371.

INTEREST AND DIVIDEND EXPENSE

Interest expense includes payments in lieu of dividends of $3.0 and $2.4 for the third quarters of 1996 and 1995, respectively. For the nine-month periods ended September 27, 1996 and September 29, 1995, payments in lieu of dividends were $6.1 and $8.6, respectively.

LITIGATION MATTER

An action is pending in the United States District Court for the Central District of California by Orange County, California (the "County") which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against the Corporation and certain of its subsidiaries in connection with the Corporation's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions are pending against the Corporation and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to the Corporation arising out of the Corporation's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by the Corporation's subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to the Corporation's audited consolidated financial statements contained in the 1995 10-K as well as "Legal Proceedings" in the 1995 10-K and the 1996 quarterly reports on Form 10-Q.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of September 27, 1996, and the related condensed statements of consolidated earnings for the three-and nine-month periods ended September 27, 1996 and September 29, 1995 and consolidated cash flows for the nine-month periods ended September 27, 1996 and September 29, 1995. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries as of December 29, 1995, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 1995 is fairly stated, in all materials respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP
     New York, New York

November 8, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as the "Corporation") conduct their businesses in global financial markets that are influenced by a number of factors, including economic and market conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can increase volatility in the marketplace. While higher volatility increases risk, it may also increase order flow, which drives many of the Corporation's businesses. Other global market and economic conditions, including the liquidity of secondary markets; the level and volatility of interest rates, currency exchange rates, and security valuations; competitive conditions; and the size, number, and timing of transactions, may also affect earnings. As a result, revenues and net earnings can vary significantly from quarter to quarter, and from year to year.

Global financial markets were affected by a slowdown during the 1996 third quarter after a strong first half. A brief midsummer U.S. stock market correction combined with increased uncertainty over the direction of U.S. interest rates led to lower trading and underwriting volumes, particularly in equities, compared with the first six months of 1996. As a result, industrywide revenues from such activities declined from first-half highs. Nevertheless, issuer and investor demand was stronger than in the year-ago quarter.

U.S. equity markets, which declined in the middle of the 1996 third quarter, recovered in September to record price levels. Mutual fund inflows in the 1996 third quarter were below the record levels of the first half of 1996, but improved in September as markets recovered. During the quarter, the Dow Jones Industrial Average and Nasdaq Composite Index reached record highs.

U.S. bond markets, which advanced strongly on steady declines in interest rates throughout 1995, became more volatile during the first nine months of 1996. Inflationary fears and uncertainty as to whether the Federal Reserve would raise short-term interest rates led to higher long-term interest rates and increased market volatility, particularly in the 1996 third quarter.

Global equity markets, as measured by the Dow Jones World Index, rose approximately 7% during the first nine months of 1996. Most Asian and European equity markets advanced during the 1996 third quarter, with the U.K. having the largest increase due to relatively low interest and inflation rates and strong corporate profits. Interest rates in most global markets rose during the 1996 nine-month period, but remained low relative to the comparable year-ago period.

U.S. underwriting volume in the 1996 third quarter was up compared with the 1995 third quarter. Third quarter volume, however, was down from the first two quarters of 1996, reflecting uncertainty regarding the direction of interest rates as well as the summer slowdown.

Strategic services activities remained strong throughout the first nine months of 1996. In the third quarter of 1996, announced mergers and acquisitions activity totaled $154 billion, the third-strongest quarter ever and the sixth consecutive quarter of activity totaling $100 billion or more, according to

Securities Data Co. ("SDC"). Factors contributing to the increased level of merger and acquisition activity included steady economic growth, relatively low inflation and interest rates, appreciated stock values, and increased integration and globalization of businesses.

Consistent with industry trends, the Corporation's 1996 third quarter net earnings were up 10% from the 1995 third quarter, but 24% below record net earnings for the 1996 second quarter. The Corporation's businesses are evaluated across market cycles for profitability and alignment with long-term strategic objectives. The Corporation seeks to mitigate the effect of market downturns by expanding its global presence, developing long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.

THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

A summary of quarterly and year-to-date results of operations follow:

                                   Three Months Ended                  Nine Months Ended
                          -----------------------------------  ---------------------------------
(In millions,             Sept 27,    Sept 29,       %         Sept 27,     Sept 29,       %
 except per share          1996        1995      Incr./(Dec.)   1996         1995        Incr.
 amounts)                 --------    --------   ------------  -------      -------   ----------
Net earnings              $   331     $   300        10%       $ 1,174      $   810       45%
Net earnings
 applicable to common
 stockholders             $   319     $   289        11        $ 1,139      $   775       47
Earnings per common
  share:
Primary                   $  1.69     $  1.47        15        $  5.91      $  3.95       50
Fully diluted             $  1.68     $  1.46        15        $  5.89      $  3.90       51

Annualized return on
 average common
 stockholders' equity        21.5%       21.5%       --           26.3%        19.7%      34

Pretax margin                16.9%       18.1%       (7)          19.4%        17.4%      12
Net profit margin            10.7%       11.2%       (4)          12.1%        10.6%      14

The discussion that follows emphasizes the comparison between the third quarters of 1996 and 1995 and presents additional information on the comparison between the nine-month periods, where considered appropriate.

Total revenues increased 14% from the 1995 third quarter to $6.2 billion, with increases in all major categories, including record revenues in asset management and portfolio service fees. Net revenues (revenues after interest expense) increased 15% from the year-ago period to $3.1 billion.

Commissions revenues are summarized as follows:

                                  Three Months Ended                  Nine Months Ended
                         ----------------------------------  ---------------------------------
(In millions)            Sept 27,   Sept 29,       %         Sept 27,     Sept 29,       %
-------------             1996       1995      Incr./(Dec.)   1996         1995        Incr.
                         --------   --------   ------------  -------      -------   ----------
Listed and over-the-
 counter                 $  444    $  441          1%        $1,508       $1,220        24%
Mutual funds                285       252         13            894          656        36
Other                       131       136         (4)           417          403         4
                         ------    ------                    ------       ------
Total                    $  860    $  829          4         $2,819       $2,279        24
                         ======    ======                    ======       ======

Commissions revenues from mutual funds rose due to higher distribution fees primarily related to prior period sales of U.S. funds.

Significant components of interest and dividend revenues and interest expense follow:

                         Three Months Ended     Nine Months Ended
                         ------------------    -------------------
(In millions)            Sept 27,   Sept 29,   Sept 27,   Sept 29,
-------------              1996       1995       1996       1995
                         --------   --------   --------   --------
Interest and
  dividend revenues:
Trading assets            $1,096     $  867     $3,040     $2,877
Resale agreements            756        613      2,160      2,154
Securities borrowed          778        846      2,098      2,359
Margin lending               379        359      1,120      1,017
Other                        348        319        989        922
                          ------     ------     ------     ------
   Total                   3,357      3,004      9,407      9,329
                          ------     ------     ------     ------
Interest expense:
Borrowings                 1,312      1,162      3,559      3,299
Repurchase agreements        915        833      2,617      2,804
Trading liabilities          656        492      1,788      1,692
Other                        225        262        711        773
                          ------     ------     ------     ------
   Total                   3,108      2,749      8,675      8,568
                          ------     ------     ------     ------
Net interest and
  dividend profit         $  249     $  255     $  732     $  761
                          ======     ======     ======     ======

The Corporation hedges its long-term payment obligations with interest-rate and currency swaps. The effect of these hedges, which is included in "Borrowings" above, decreased interest expense by approximately $17 million and $62 million for the 1996 three- and nine-month periods, respectively, and approximately $13 million and $32 million, respectively, for the 1995 three- and nine-month periods.

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit was down 2% from the 1995 third quarter primarily as a result of reduced levels of net interest-earning assets.

Principal transactions revenues were up 23% from the 1995 third quarter to $818 million due to increases in most product categories.

Trading, hedging, and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of its trading activities, the Corporation views net interest and principal transactions revenues in the aggregate. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned less financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.

The following table provides information on aggregate trading profits, including related net interest. Interest revenue and expense components are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

                              Principal           Net Interest                Net
(In millions)               Transactions             Revenue                Trading
-------------                 Revenues              (Expense)               Revenue
                         -----------------     ------------------      -----------------
Three Months              1996       1995       1996        1995        1996       1995
------------             ------     ------     ------      ------      ------     ------
Equity and equity
 derivatives             $  236     $  256     $    2      $  (15)     $  238     $  241
Taxable fixed-income        262        145         70          52         332        197
Interest rate and
 currency swaps             193        160        (21)        (17)        172        143
Municipals                   89         69          5           1          94         70
Foreign exchange and
 commodities                 38         33         (4)         (1)         34         32
                         ------     ------     ------      ------      ------     ------
   Total                 $  818     $  663     $   52      $   20      $  870     $  683
                         ======     ======     ======      ======      ======     ======
Nine Months
-----------
Equity and equity
 derivatives             $  874     $  649     $  (48)     $  (47)     $  826     $  602
Taxable fixed-income        771        439        195         214         966        653
Interest rate and
 currency swaps             698        589        (39)        (60)        659        529
Municipals                  257        210          8          --         265        210
Foreign exchange and
 commodities                109         65        (10)         (3)         99         62
                         ------     ------     ------      ------      ------     ------
   Total                 $2,709     $1,952     $  106      $  104      $2,815     $2,056
                         ======     ======     ======      ======      ======     ======

Equities and equity derivative trading revenues were $236 million, down 8% from the 1995 third quarter due principally to lower trading revenues from over-the-counter and other U.S. equity securities, partially offset by higher trading revenues in equity derivatives. Trading revenues from over-the-counter and other U.S. equity securities were down as a result of less favorable market conditions. Equity derivatives revenues rose due to increased order flow.

Taxable fixed-income trading revenues increased to $262 million, up 81% from the 1995 third quarter, primarily due to higher revenues from mortgage-backed products and money market instruments. The increase in mortgage-backed securities trading revenues was attributable to improved liquidity and increased customer demand, compared with the year-ago period. Trading revenues from money market instruments benefited from increased floating-rate note activity in European markets.

Interest rate and currency swap trading revenues increased 21% to $193 million due to higher volume from both U.S. dollar-denominated and commodity swap transactions. Municipal securities trading revenues were up 29% from last year's third quarter to $89 million primarily due to increased investor demand for tax-advantaged products. Foreign exchange and commodities trading revenues, in the aggregate, increased to $38 million, up 12% from the 1995 third quarter. Higher volume led to increased foreign exchange trading revenues as the U.S. dollar strengthened versus the Japanese yen and German mark.

A summary of the Corporation's investment banking revenues follows:

                              Three Months Ended                Nine Months Ended
                      ------------------------------    -------------------------------
(In millions)         Sept 27,   Sept 29,       %       Sept 27,   Sept 29,       %
-------------           1996       1995       Incr.       1996       1995       Incr.
                      --------   --------  ----------   --------   --------  ----------
Underwriting           $  346     $  263      32%        $1,108     $  676       64%
Strategic services        125         91      37            320        262       22
                       ------     ------                 ------     ------
Total                  $  471     $  354      33         $1,428     $  938       52
                       ======     ======                 ======     ======

Underwriting revenues advanced from the 1995 third quarter due to higher transaction volume and an increase in the number of offerings lead-managed by the Corporation. The Corporation retained its position as top underwriter of total debt and equity securities in the 1996 third quarter with market shares of 17.1% in the U.S. and 14.3% globally, compared with 17.5% in the U.S. and 14.4% globally in the 1995 third quarter, according to SDC. SDC statistics are based on full credit to book manager.

Strategic services revenues advanced to a record for the second straight quarter, benefiting from strong merger and acquisition activity and significant gains in market share. For transactions completed during the 1996 third quarter, the Corporation was the third-ranked advisor globally with a 17.0% market share, up from the ninth position and a 6.2% market share in last year's third quarter, according to SDC. SDC gives full credit to both target and acquiring companies' advisors based on transaction value.

The Corporation's asset management and portfolio service fees are summarized below:

                                  Three Months Ended                Nine Months Ended
                          ------------------------------    -------------------------------
(In millions)             Sept 27,   Sept 29,       %       Sept 27,   Sept 29,       %
-------------               1996       1995       Incr.       1996       1995       Incr.
                          --------   --------  ----------   --------   --------  ----------
Asset management fees      $  247     $  220      12%        $  731     $  630       16%
Portfolio service fees        157        124      27            445        344       29
Other fees                    166        140      18            485        423       15
                           ------     ------                 ------     ------
Total                      $  570     $  484      18         $1,661     $1,397       19
                           ======     ======                 ======     ======

Asset management fees, which include fees earned on mutual funds sponsored by the Corporation and third parties, increased due to strong inflows of client assets during the past year and net asset appreciation. Total assets in worldwide private client accounts reached a record $779 billion at quarter-end, compared with $675 billion at the end of the 1995 third quarter. Assets under management were $213 billion at quarter-end, compared with $189 billion a year ago.

Portfolio service fees also benefited from inflows of client assets. Increases in the number of accounts and asset levels led to higher fee revenues for both Merrill Lynch Consults (registered trademark), a personalized portfolio management service, and Asset Power (registered trademark), an asset-based fee product. Other fee-based revenues were up primarily due to increased revenues from mortgage servicing and mutual fund transfer agency activities.

Other revenues were $125 million, up 28% from $97 million in the 1995 third quarter. The increase was primarily attributable to gains on sales from Real Estate Mortgage Investment Conduit ("REMIC") transactions and partnership investments.

Non-interest expenses were $2.6 billion, up 17% from the 1995 third quarter. The largest expense category, compensation and benefits expense, increased 16% from the 1995 third quarter to $1.6 billion due to higher incentive and salary-related compensation. Incentive compensation increased due to improved profitability. The increase in salary-related compensation was primarily due to the addition of approximately 3,400 employees since the 1995 third quarter, resulting in approximately 48,800 employees at the end of the 1996 third quarter. Business acquisitions were responsible for approximately 30% of the year-over-year increase. Compensation and benefits expense was 52.1% of net revenues, compared with 51.9% in the year-ago period.

Non-interest expenses, excluding compensation and benefits, increased 19% to $959 million. A significant component of this increase related to strategic investments in technology - particularly the Trusted Global Advisor ("TGA") initiative, a new technology platform that will enable Financial Consultants to provide enhanced services to clients.

Communications and equipment rental expense increased 15% from the 1995 third quarter to $141 million due to increased computer maintenance costs related to TGA and other system initiatives, as well as higher levels of business activity. Depreciation and amortization expense rose 12% from the 1995 third quarter to $104 million due primarily to purchases of technology-related equipment over the past year. Professional fees increased 33% to $152 million primarily as a result of higher systems development costs related to upgrading technology and processing capabilities, including TGA, and management consulting costs.

Occupancy costs were up 3% to $116 million as a result of international growth. Advertising and market development expense rose 22% to $125 million due to increased international travel and higher production-related recognition programs. Brokerage, clearing, and exchange fees were up 17% to $103 million, driven by increased trading volume, particularly in international equity markets. Other expenses totaled $218 million, up 27% from the 1995 third quarter, due in part to provisions related to various business activities.

Income tax expense was $191 million in the 1996 third quarter. The effective tax rate in the 1996 third quarter was 36.6%, compared with 38.1% in the year-ago period. The decrease in the effective tax rate was primarily attributable to expanded international business activities and increased dividends qualifying for the Federal dividends received deduction.

For the first nine months of 1996, non-interest expenses increased 24% to $7.8 billion. Compensation and benefits, the largest expense category, was up 27% to $5.0 billion due to higher incentive and variable compensation related to improved profitability and business volume. In addition, a 7% increase in the number of full-time employees also contributed to higher salary-related compensation. Compensation and benefits expense was 51.8% of net revenues for the first nine months of 1996 versus 51.9% for the comparable 1995 period. Non-interest expenses, excluding compensation and benefits, increased 19% from the first nine months of 1995 due primarily to higher systems development and maintenance costs, increased levels of global business activity, and provisions related to various business activities.

LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of the Corporation's funding policies is to assure liquidity at all times. There are three key elements to the Corporation's liquidity strategy. The first is to maintain alternative funding sources such that all debt obligations maturing within one year, including commercial paper, uncommitted bank loans, and the current portion of long-term debt, can be funded when due without issuing new unsecured debt or liquidating any business assets. The most significant alternative funding sources are proceeds from executing repurchase agreements and obtaining secured bank loans, both principally employing unencumbered investment grade marketable securities. Other alternative funding sources include liquidating cash equivalents; securitizing additional home equity and other mortgage loan assets; and drawing on committed, unsecured, revolving credit facilities ("Credit Facilities"), which at September 27, 1996 totaled $6.0 billion and had not been drawn upon.

As an additional measure, the Corporation regularly reviews the level and mix of its assets and liabilities to ascertain its ability to conduct core businesses beyond one year without reliance on issuing new unsecured debt or drawing upon Credit Facilities. The Corporation's asset mix provides considerable flexibility in managing liquidity since a significant portion of the Corporation's assets turn over frequently and is typically funded with liabilities whose cash flow characteristics closely match those of the assets. Management considers that approximately 96% of the Corporation's assets at September 27, 1996 were readily marketable.

As part of the Corporation's overall liquidity program, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. The Corporation's insurance subsidiaries primarily market variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At September 27, 1996, approximately 86% of invested assets of insurance subsidiaries were considered liquid by management.

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

The third element is to expand and diversify the Corporation's funding instruments and its investor and creditor base. The Corporation's funding programs benefit from the ability to market its debt instruments through its own sales force to a large, diversified customer base. The Corporation maintains strict concentration standards for short-term lenders, which include limits for any single investor. Commercial paper remains the Corporation's major source of short-term general purpose funding. Commercial paper outstanding totaled $20.2 billion at September 27, 1996 and $17.0 billion at December 29, 1995, which was 10% of total assets on both dates.

At September 27, 1996, total long-term debt was $24.1 billion, compared with $17.3 billion at year-end 1995. At September 27, 1996, the Corporation's senior long-term debt was rated by seven recognized credit rating agencies, as follows:

           Rating Agency                                Rating
--------------------------------------------------------------------------------
     Duff & Phelps Credit Rating Co.(1)                   AA
     Fitch Investors Service, L.P.                        AA
     IBCA Ltd.                                            AA-
     Japan Bond Research Institute                        AA
     Moody's Investors Service, Inc.(2)                   A1
     Standard & Poor's Ratings Group                      A+
     Thomson BankWatch, Inc.(3)                           AA+
--------------------------------------------------------------------------------

    (1) Upgraded from AA- during the 1996 third quarter.
    (2) Upgraded to Aa3 in October 1996.
    (3) Upgraded from AA during the 1996 third quarter.

During the first nine months of 1996, the Corporation issued $11.4 billion in long-term debt. During the same period, maturities and repurchases were $4.6 billion. In addition, approximately $597 million of the Corporation's long-term debt securities held in inventory by subsidiaries were sold and $479 million were purchased. At September 27, 1996, $18.5 billion of term debt had maturity dates beyond one year.

Approximately $47.7 billion of the Corporation's indebtedness at September 27, 1996 was considered senior indebtedness as defined under various indentures.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

The Corporation remains one of the most highly capitalized institutions whose business is primarily in the securities industry. Total stockholders' equity was $6.6 billion at September 27, 1996, consisting of $6.0 billion in common equity and $619 million in preferred stock.

The Corporation reacquired 4.6 million shares and 15.2 million shares of its common stock in the third quarter and first nine months of 1996, respectively, compared with 1.7 million shares and 14.6 million shares in the corresponding 1995 periods.

The Corporation's leverage ratios were as follows:

                                                               Adjusted
                                          Leverage             Leverage
                                          Ratio(1)             Ratio(2)
--------------------------------------------------------------------------------
Period-end
  September 27, 1996                        31.4x                19.1x
  December 29, 1995                         28.8x                18.2x

Average (3)
  Nine months ended
    September 27, 1996                      33.6x                20.1x
  Year ended
    December 29, 1995                       32.7x                19.5x
--------------------------------------------------------------------------------

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

ASSETS AND LIABILITIES

The Corporation manages its balance sheet and risk limits according to market conditions and business needs, subject to profitability and control of risk. Asset and liability levels are determined primarily by order flow and fluctuate daily, sometimes significantly, depending upon volume and demand. The liquidity and maturity characteristics of assets and liabilities are monitored continually. The Corporation monitors and manages changes in its balance sheet using average daily balances which are determined on a settlement date basis from management information systems. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The discussion compares changes in settlement date average daily balances, not quarter-end balances.

For the first nine months of 1996, average daily assets were $208 billion, up 6% versus $197 billion in the 1995 fourth quarter. Average daily liabilities rose 6% to $202 billion from $191 billion for the 1995 fourth quarter.

The major components in the growth of average daily assets and liabilities are summarized as follows:

                                          Increase in
(In millions)                            Average Assets        Percent Increase
-------------                          ------------------      ----------------
Resale agreements and
 securities borrowed                        $10,921                  13%

                                           Increase in
                                       Average Liabilities     Percent Increase
                                       -------------------     ----------------
Repurchase agreements and
 securities loaned                          $ 5,828                   8%
Long-term borrowings                        $ 4,058                  23%

In managing its balance sheet, the Corporation strives to match-fund its interest-earning assets with interest-bearing liabilities having similar maturities and cash flow characteristics (e.g., repurchase and resale agreements). In the 1996 period, transactions related to repurchase and securities loaned activities and resale and securities borrowed activities rose as a result of an increase in match-funded activity involving primarily U.S. Government and agencies securities. In addition, securities borrowed transactions increased to facilitate security deliveries to customers.

The Corporation's assets, based on liquidity and maturity characteristics, are funded through diversified sources which include repurchase agreements, commercial paper and other short-term borrowings, long-term borrowings, and equity. A portion of the 1996 nine-month increase in average assets was funded through an increase in long-term borrowings, including medium-term notes.

NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS

In the normal course of business, the Corporation underwrites, trades, and holds non-investment grade securities in connection with its investment banking, market making, and derivative activities. During the past three years, the Corporation has increased its non-investment grade trading inventories to satisfy client demand for higher-yielding investments, including emerging market and other international securities.

Non-investment grade securities have been defined as debt and preferred equity securities rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade. At September 27, 1996, long and short non-investment grade inventories accounted for 8.5% of aggregate consolidated trading inventories, compared with 6.8% at year-end 1995. Non-investment grade trading inventories are carried at fair value.

The Corporation provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. The Corporation extends credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select and limited basis. In addition, the Corporation syndicates loans for non-investment grade counterparties or in connection with highly leveraged transactions. The Corporation may retain a residual portion of such syndicated loans.

The Corporation holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. The Corporation has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be determined on a select basis.

Investment in non-investment grade securities and involvement in highly leveraged transactions subject the Corporation to risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Corporation recognizes such risks and, whenever possible, employs strategies to mitigate exposures.

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

A summary of the Corporation's non-investment grade holdings and highly leveraged transactions follows:

                                                   September 27,    December 29,
(In millions)                                          1996             1995
--------------------------------------------------------------------------------
Trading assets (1)                                   $8,912           $5,991
Trading liabilities (1)                                 879              353
Insurance subsidiaries' investments                     254              234
Loans (net of allowance for
 loan losses) (2)                                       269              489
Equity investments (3)                                  153              211
Partnership interests                                   112               91
--------------------------------------------------------------------------------

Additional commitments to invest in
 partnerships                                        $   74           $   79
Bridge loan commitments (4)                             176               --
Unutilized revolving lines of
 credit and other lending
 commitments                                            109              127
--------------------------------------------------------------------------------

(1) The Corporation engages in hedging strategies to reduce its exposure associated with owning a non-investment grade position by selling short the related equity security or by entering into an offsetting derivative contract. The Corporation also uses certain non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions. Collateral may be obtained to reduce credit risk related to these transactions.
(2) Represented outstanding loans to 38 and 30 large- and medium-sized companies at September 27, 1996 and December 29, 1995, respectively.
(3) Invested in 61 and 62 enterprises at September 27, 1996 and December 29, 1995, respectively.
(4) Subsequent to September 27, 1996, the bridge loan commitments were canceled by the counterparties. In addition, subsequent to September 27, 1996, the Corporation entered into a bridge loan commitment for $90 million to a non-investment grade counterparty. The Corporation intends to syndicate the loan, if extended, and may retain a residual portion.

At September 27, 1996, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $1,186 million, which primarily represented hedges of other financial instruments. No one industry sector accounted for more than 20% of total non-investment grade positions.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 27, 1996, the carrying value of the debt and equity securities totaled $144 million, of which 50% resulted from the Corporation's market making activities in such securities. This compared with $177 million at December 29, 1995, of which 70% related to market making activities. In addition, the Corporation held distressed bank loans totaling $385 million and $274 million at quarter- and year-end, respectively.

Statistical Data

Selected statistical data for the last five quarters is presented below for informational purposes:

                                      3RD QTR.      4TH QTR.      1ST QTR.      2ND QTR.      3RD QTR.
                                        1995          1995          1996          1996          1996
                                      --------      --------      --------      --------      --------
PRIVATE CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in Worldwide
  Private Client Accounts             $    675      $    703      $    731      $    756      $    779
 Assets in U.S. Private
  Client Accounts                     $    639      $    665      $    692      $    714      $    735
 Assets under Professional
  Management:
    Money Markets                     $     80      $     82      $     89      $     84      $     86
    Equities                                44            47            51            53            54
    Fixed Income                            39            41            41            41            42
    Private Portfolio                       22            22            23            25            27
    Insurance                                4             4             4             4             4
                                      --------      --------      --------      --------      --------
 Subtotal                                  189           196           208           207           213
    ML Consults                             17            17            18            19            20
    Mutual Fund Advisor and
     Asset Power                             5             6             7             7             8
                                      --------      --------      --------      --------      --------
TOTAL                                 $    211      $    219      $    233      $    233      $    241
                                      ========      ========      ========      ========      ========

-------------------------------------------------------------------------------------------------------
UNDERWRITING
(DOLLARS IN BILLIONS)(A):
 Global Debt and Equity:
    Volume                            $     41      $     45      $     45      $     47      $     45
    Market Share                          14.4%         15.1%         11.9%         12.9%         14.3%
 U.S. Debt and Equity:
    Volume                            $     34      $     39      $     39      $     39      $     36
    Market Share                          17.5%         20.2%         16.0%         16.1%         17.1

-------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
    U.S                                 38,900        39,250        39,400        39,900        41,400
    International                        6,500         6,750         7,000         7,100         7,400
                                      --------      --------      --------      --------      --------
    TOTAL                               45,400        46,000        46,400        47,000        48,800
                                      ========      ========      ========      ========      ========
  Financial Consultants and
   Account Executives Worldwide         13,700        13,900        13,900        14,000        14,300
  Support Personnel to
    Producer Ratio (B)                    1.38          1.43          1.46          1.47          1.48
INCOME STATEMENT:
    Net Earnings (in millions)        $    300      $    303      $    409      $    433      $    331
    Annualized Return on Average
     Common Stockholders' Equity          21.5%         21.1%         28.2%         29.2%         21.5%
    Earnings per Common Share:
     Primary                          $   1.47      $   1.49      $   2.03      $   2.19      $   1.69
     Fully Diluted                    $   1.46      $   1.49      $   2.03      $   2.19      $   1.68
BALANCE SHEET (IN MILLIONS):
    Total Assets                      $185,473      $176,857      $195,884      $205,175      $207,911
    Total Stockholders' Equity        $  6,077      $  6,141      $  6,364      $  6,514      $  6,618
SHARE INFORMATION (IN THOUSANDS):
    Weighted Average Shares
     Outstanding:
      Primary                          196,395       195,148       196,225       192,933       189,210
      Fully Diluted                    197,157       195,148       196,225       192,933       190,634
    Common Shares Outstanding (C)      175,501       171,388       173,040       168,924       165,629
    Shares Repurchased                   1,720         5,362         4,543         6,060         4,552

-------------------------------------------------------------------------------------------------------

(A) Full credit to book manager. All market share data are derived from Securities Data Co.
(B)  Support personnel includes sales assistants.
(C) Does not include 4,375, 4,013, 2,895, 2,529 and 2,093 unallocated reversion shares held in the Employee Stock Ownership Plan at September 29, 1995, December 29, 1995, March 29, 1996, June 28, 1996 and September 27, 1996,
     respectively, which are not considered outstanding for accounting purposes.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since the filing of the Corporation's 1995 10-K and of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996 (the "Second Quarter 1996 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1995 10-K.

Orange County Litigation. On October 17, 1996, on the Corporation's motion, the United States District Court for the Central District of California withdrew the prior automatic reference to the Bankruptcy Court of the Orange County Action. The case is now pending in the District Court.

The amended complaint filed in the Atascadero Federal Court Action has been served.

On August 7, 1996, the Supreme Court of the State of New York, New York County, dismissed the Wilson Actions. On September 11, 1996, a notice of appeal was filed.

On September 4, 1996, the Circuit Court of Cook County, Illinois, Chancery Division, dismissed the Kemper Action without prejudice pursuant to agreement of the parties.

For more detailed information regarding litigation matters involving the Corporation, see "Item 3. - Legal Proceedings" in the 1995 10-K.

Item 5. Other Information

         The 1997 Annual Meeting of Stockholders will be held at 10:00 a.m. on Tuesday, April 15, 1997 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of the Corporation's Certificate of Incorporation, has been given to the Secretary of the Corporation, 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than January 30, 1997 and no later than February 24, 1997. In addition, in accordance with provisions of the Corporation's By-Laws, any stockholder intending to bring any other business before the meeting must advise the Corporation in writing of the stockholder's intent to do so on or before February 24, 1997. In order to be included in the Corporation's proxy statement, stockholder proposals must be submitted in writing to the Corporation on or before November 11, 1996.

Item 6. Exhibits and Reports on Form 8-K

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

         (10)   Material Contracts

                (i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on October 21, 1996.

                (ii) Merrill Lynch & Co., Inc. Equity Capital Accumulation Plan, as amended on October 21, 1996.

                (iii) Merrill Lynch & Co., Inc. 1997 KECALP Deferred
                      Compensation Plan For A Select Group of Eligible
                      Employees.

                (iv) Merrill Lynch & Co., Inc. Deferred Unit and Stock Unit Plan For Non-Employee Directors

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

         (27)   Financial Data Schedule.

(b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by the Corporation with the SEC during the quarterly period covered by this Report:

         (i) Current Report dated July 9, 1996 for the purpose of filing the form of Registrant's 6 1/4% STRYPES due July 1, 2001 Payable with Shares of Common Stock of IMC Global Inc.

         (ii) Current Report dated July 16, 1996 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Corporation for the three-month period ended June 28, 1996.

         (iii) Current Report dated July 31, 1996 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of June 28, 1996.

         (iv) Current Report dated August 12, 1996 for the purpose of filing the form of Registrant's Technology Market Index Target-Term Securities due August 15, 2001 and the form of Registrant's Top Ten Yield Market Index Target-Term Securities due August 15, 2006.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        MERRILL LYNCH & CO., INC.
                                        ----------------------------
                                              (Registrant)


Date:  November 8, 1996                 By: /s/Joseph T. Willett
                                            ---------------------------------
                                            Joseph T. Willett
                                            Senior Vice President
                                            Chief Financial Officer