Form 10-K405
period 1996-12-27
MERRILL LYNCH & CO INC
filed 1997-03-21
CIK 65100

================================================================================

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

For the fiscal year ended December 27, 1996        Commission file number 1-7182

                            MERRILL LYNCH & CO., INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-2740599
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 World Financial Center - North Tower
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

Rights to Purchase Series A            New York Stock Exchange; Chicago Stock
Junior Preferred Stock                 Exchange; The Pacific Stock Exchange; The
                                       Paris Stock Exchange; London Stock
                                       Exchange; and The Tokyo Stock Exchange

S&P 500 Market Index Target-Term       New York Stock Exchange
Securities ("MITTS") due August 29,
1997; S&P 500 MITTS due July 31,
1998; S&P 500 MITTS due May 10,
2001; European Portfolio MITTS due
June 30, 1999; Global
Telecommunications Portfolio MITTS
due October 15, 1998; S&P 500 MITTS
due September 16, 2002; Technology
MITTS due August 15, 2001; Top Ten
Yield MITTS due August 15, 2006;
Healthcare/Biotechnology Portfolio
MITTS due October 31, 2001; Stock
Market Annual Reset Term Notes
("SMART Notes") due December 31,
1997; SMART Notes due December 31,
1999 (Series A); Global Bond Linked
Securities ("GloBLS") due December
31, 1998; Equity Participation
Securities with Minimum Return
Protection due June 30, 1999;
Currency Protected Notes ("CPNs")
due December 31, 1998; 6 1/2%
Structured Yield Product
Exchangeable for Stock ("STRYPES")
due August 15, 1998; 6% STRYPES due
June 1, 1999; 6 1/4% STRYPES due
July 1, 2001; 7 1/4% STRYPES due
June 15, 1999

Japan Index Equity Participation       American Stock Exchange
Securities with Minimum Return
Protection due January 31, 2000;
AMEX Oil Index SMART Notes due
December 29, 2000; Greater of U.S.
Dollar/Japanese Yen Put Currency
Warrants, expiring May 15, 1997;
Russell 2000 Index Call Warrants
expiring November 17, 1998; AMEX
Hong Kong 30 Index Equity
Participation Notes due February
16, 1999

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15.1 billion.

As of March 14, 1997, there were 166,901,160 shares of Common Stock outstanding (which amount includes 1,538,778 shares held by the Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes).

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Merrill Lynch & Co., Inc. 1996 Annual Report to Stockholders - Incorporated by reference in part in this Form 10-K in Parts I, II, and IV.

2. Merrill Lynch & Co., Inc. Proxy Statement for its 1997 Annual Meeting of Stockholders dated March 10, 1997 - Incorporated by reference in part in this Form 10-K in Parts III and IV.

================================================================================

                                     PART I
                                     ------
ITEM 1. BUSINESS
        --------
OVERVIEW

Merrill Lynch & Co., Inc.*, a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides investment, financing, insurance, and related services on a global basis.** Such services include securities brokering, trading, and underwriting; investment banking, strategic services, and other corporate finance advisory activities, including loan syndication; asset management and other investment advisory and record-keeping services; trading of foreign exchange instruments, futures, commodities, and derivatives; securities clearance services; banking, trust, and lending services including mortgage lending and related services; and insurance sales and underwriting services. Merrill Lynch's subsidiaries and affiliates, which are organized and managed under a dual franchise consisting of the Merrill Lynch Private Client Group ("Private Client") and the Merrill Lynch Corporate and Institutional Client Group ("CICG"), provide these services to a wide array of clients, including individual investors, small businesses, corporations, governments and governmental agencies, and financial institutions. At the end of 1996, total assets in Merrill Lynch client accounts were $839 billion. Merrill Lynch was the leading underwriter of U.S. and global debt and equity securities for 1996.

Merrill Lynch conducts its business from its World Headquarters facility in New York City, additional principal locations in New Jersey, London, Tokyo, Hong Kong, Singapore, various other regional facilities located in the United States and in other countries, and in numerous retail sales and other offices throughout the world. At December 27, 1996, Merrill Lynch employed approximately 49,800 people.

The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. It is directly affected by general economic conditions, trends in business and finance, government regulation, and investor sentiment, as well as by changes in market variables such as interest rates, currency rates, volatility in equity and commodity prices, and credit spreads both in the United States and throughout the world. Merrill Lynch's revenues are particularly sensitive to industry and general economic conditions, the volume of securities transactions, and securities price levels. In addition, its business is subject to currency rate fluctuations, regulation by the U.S. government and by non-U.S. governments, and other factors inherent in worldwide operations. Furthermore, its business activities are subject to varying degrees of risk and profitability depending upon the nature of the activity and the extent to which it has placed its capital at risk in the conduct of a variety of transactions, including dealer transactions, investment banking, derivative transactions, syndicated and bridge loan financing, and other related transactions.

----------
* Unless the context otherwise requires, the term "Merrill Lynch" means Merrill Lynch & Co., Inc. and includes the consolidated subsidiaries of Merrill Lynch & Co., Inc. The term "ML & Co." is used herein to refer to Merrill Lynch & Co., Inc., the parent holding company.

** In addition to historical information contained or incorporated by reference in this report on Form 10-K, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Merrill Lynch notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the volume of securities transactions, securities price levels, the level and volatility of interest rates, currency values and equity and commodity prices, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in "Overview", "Competition", and "Regulation" contained in this Form 10-K, and in "Management's Discussion and Analysis" incorporated by reference herein. Merrill Lynch undertakes no responsibility to update publicly or revise any forward-looking statements.

Merrill Lynch conducts its worldwide business through a number of highly integrated subsidiaries and affiliates which frequently participate together in the facilitation and consummation of a single transaction. Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December of 1996, 1995 and 1994, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods and information with respect to Merrill Lynch's operations by geographic area, is set forth in Merrill Lynch's Consolidated Financial Statements and the Notes thereto in the 1996 Annual Report to Stockholders, which are incorporated herein by reference.

The business activities of certain significant domestic and international Merrill Lynch subsidiaries that compose its Private Client and CICG dual franchise are described below.

Merrill Lynch, Pierce, Fenner & Smith Incorporated

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), which traces its origin to a brokerage business founded in 1820, is one of the largest securities firms in the world. It conducts both Private Client as well as CICG business activities. It is a leading broker in securities, options contracts, and commodity and financial futures contracts; a leading dealer in options and in corporate and municipal securities; a leading investment banking firm that provides advice to, and raises capital for, corporations and other institutional clients, sovereigns, and municipalities; and an underwriter of selected insurance products. Merrill Lynch Canada Inc. ("Merrill Lynch Canada"), a subsidiary of MLPF&S, provides certain of these financial services in Canada.

BROKERAGE TRANSACTIONS. A significant portion of MLPF&S's revenues is generated by the commissions that it earns as a broker (i.e., agent) for investors in the purchase and sale of corporate securities, primarily common and preferred stocks and bonds traded on securities exchanges or in the over-the-counter markets. MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, corporate and high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. MLPF&S provides such services to individual and institutional investors.

MLPF&S has established commission rates for all brokerage services that it performs. For accounts that are actively traded, however, MLPF&S's policy is to negotiate commissions based on economies of size and the complexity of the particular trading transaction and, additionally, for its institutional customers, based on the competitive environment and trading opportunities. MLPF&S customers participating in the Blueprint(SM) program can purchase certain equity securities, mutual funds, and precious metals at a lower cost due to order processing efficiencies.

At December 27, 1996, there were approximately 8.1 million retail and institutional customer accounts worldwide at MLPF&S, compared to 7.6 million accounts at year-end 1995. These customer accounts were served by MLPF&S in the United States and other Merrill Lynch affiliates outside the United States through approximately 14,400 retail financial consultants and institutional account executives, including trainees (as compared with approximately 13,900 at year-end 1995), in more than 500 branch offices and 150 special market offices ("SMOs") in the United States and various non-U.S. locations.

During 1996, Merrill Lynch began several initiatives to enhance client service and to support its network of financial consultants and institutional account executives. Merrill Lynch continued to develop its Trusted Global Advisor(SM) technology ("TGA") in 1996, which is designed to assist Merrill Lynch financial consultants in financial planning for clients, client profiling, portfolio and performance modeling, news retrieval, order entry, and inventory tracking. By accessing the Merrill Lynch OnLine(SM) service, clients are able to access account information and communicate with their financial consultants through their personal computers.

As part of its brokerage activities, MLPF&S, as a futures commission merchant, introduces customers to its affiliate Merrill Lynch Futures Inc. ("MLF") for the purchase and sale of futures contracts and options on such futures contracts in substantially all exchange-traded commodity and financial futures products. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances. MLF holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States.

All futures and futures options transactions are cleared through and carried by MLF and other Merrill Lynch subsidiaries engaged in futures clearing activities. As a result of their membership in the clearing associations of various futures exchanges, these entities have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obligations to such clearing houses. In addition, as with any margin transaction, the risk of loss to MLF and its customers from the trading of futures contracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the value of the actual futures contracts. MLF may have financial exposure if a customer fails to meet a margin call. Net worth requirements, financial reviews, margin procedures, and other credit standards established for MLF customer futures accounts are intended to limit any exposure to MLF resulting from its trading in futures accounts. For information concerning Merrill Lynch's credit management policies, see the information set forth in "Management's Discussion and Analysis -- Risk Management -- Credit Risk" in the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

DEALER TRANSACTIONS. MLPF&S regularly makes a market in the equity securities of approximately 870 U.S. corporations. In addition, it engages in market-making for approximately 4,800 securities of non-U.S. issuers traded in the over-the-counter markets. Its market-making activities are conducted with customers and other dealers. In addition, as a block positioner, MLPF&S regularly acts as a market-maker in certain listed securities. MLPF&S is also a dealer in municipal, mortgage-backed, asset-backed, and corporate fixed-income securities. MLPF&S engages in certain commodity-related transactions as a principal, such as purchase and repurchase transactions and precious metals consignments.

As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activities, MLPF&S purchases securities, or sells securities short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security's marketability and any position taken typically is liquidated as soon as practicable. In addition, MLPF&S facilitates various trading strategies involving the purchase and sale of financial futures contracts and options, and, in connection with this activity, it may establish positions for its own account and risk.

Other Merrill Lynch subsidiaries act as dealers in certain specified securities, including governmental obligations; engage in interest rate and foreign currency swaps and other derivative product transactions with third parties on a principal or an intermediary basis; and act as foreign exchange dealers. For additional information on Merrill Lynch's dealer activities, see below "Merrill Lynch Government Securities Inc.", "Merrill Lynch's Derivative Products and Services", and "Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities".

INVESTMENT BANKING. MLPF&S is a major investment banking firm that, participates in every aspect of investment banking for corporate, institutional, and governmental clients and acts in principal, agency, and advisory capacities. In addition to underwriting the sale of securities to the public, it arranges for the private placement of securities with investors. MLPF&S also provides a broad range of financial and corporate advisory services for its clients on strategic matters, including mergers and acquisitions, divestitures, restructurings, spin-offs, leveraged buyouts, defensive projects, project financing, mortgage and lease financing, capital structure, and specific financing opportunities.

MLPF&S, either directly or through affiliates, provides advice, valuation services, and financing assistance and engages in the underwriting and private placement of high-yield securities in connection with leveraged buyouts and other acquisition-related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in transactions. It may extend credit to clients in the form of senior and subordinated debt, as well as bridge financing on a select basis. In addition, it may syndicate loans in connection with corporate transactions, including leveraged transactions. Substantial funds may be provided to clients on a temporary basis until permanent financing is obtained. Additionally, MLPF&S and its affiliates occasionally retain equity interests in the subject companies in connection with their non-investment grade underwriting and merchant banking activities. Before MLPF&S and its affiliates engage in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period.

Merrill Lynch, through various subsidiaries and affiliates, including Merrill Lynch Capital Partners, Inc. ("MLCP"), has made investments in equity and debt securities in acquisition transactions, including leveraged buyouts, for which MLPF&S has acted as financial advisor or underwriter. MLCP provides management services for two leveraged buyout funds (the "Funds") which have been funded primarily by private investors. Merrill Lynch, through MLPF&S and its other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of companies in which the Funds have invested. In addition, it may provide financial advisory services to these companies. Merrill Lynch Capital Corporation ("ML Capital Corp.") has been a participant in middle-market leveraged acquisitions and, as principal, provides senior and subordinated financing to certain companies utilizing ML & Co.'s capital. By year-end 1996, ML Capital Corp. had disposed of substantially all of its equity investments.

For additional information on these investment banking activities, see "Management's Discussion and Analysis -- Non-Investment Grade Holdings and Highly Leveraged Transactions" in the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

MARGIN LENDING. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. In a margin-based transaction, MLPF&S extends credit for a portion of the market value of the securities in the customer's account up to the limit imposed by internal MLPF&S policies and applicable margin regulations. Since MLPF&S may have financial exposure if a customer fails to meet a margin call, any margin loan made by MLPF&S is collateralized by securities in the customer's margin account. Financial reviews, margin procedures, and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for MLPF&S. To finance margin loans, MLPF&S uses funds on which it pays interest (including parent company borrowings), funds on which it does not pay interest, including its own capital, funds derived from customers' free credit balances to the extent permitted by regulations, and funds derived from securities loaned. For additional information concerning Merrill Lynch's risk management policies in this area, see "Management's Discussion and Analysis -- Risk Management -- Credit Risk" in the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

RESEARCH ACTIVITIES AND DISTRIBUTION. The Global Securities Research and Economics Group provides equity, fixed-income, and economic research services on a global basis to Merrill Lynch's institutional and retail sales forces and their customers. This group covers and distributes fundamental equity and fixed-income research, technical market and quantitative analyses, convertible securities analyses, investment and fixed-income strategy recommendations, high-yield debt securities research, credit research on municipal securities, and futures research information. More than 2,800 companies located in 50 countries are covered by the group's analysts and other professionals, with at least half of the staff now dedicated to non-U.S. business. Information on industry sectors and countries is also gathered, analyzed, and distributed. Current information and investment opinions on these companies, industry sectors, and countries are available to all of Merrill Lynch's retail and institutional customers through their financial consultants and account executives by means of a computer-based retrieval system available in each Merrill Lynch branch or affiliate office.

SECURITIES CLEARING SERVICES. MLPF&S provides securities clearing services through its subsidiaries, Broadcort Capital Corp. ("BCC") and Merrill Lynch Professional Clearing Corp. ("MLPCC"), formerly known as Wagner Stott Clearing Corp. BCC provides these services to approximately 91 unaffiliated broker-dealers. Those utilizing BCC's clearing services may also execute transactions through BCC's fixed-income desk and participate in underwritings of Defined Asset Funds(SM) sponsored by MLPF&S. While the introducing broker-dealer firm retains all sales functions with their customers, BCC services the customers' accounts and handles all settlement and credit aspects of transactions. MLPCC clears transactions for specialists and market-makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF; and clears transactions of arbitrageurs, customers, and other professional trading entities.

SALES OF INVESTMENT PRODUCTS, ADVISORY PRODUCTS AND SERVICES, AND OTHER ACTIVITIES. In 1996, MLPF&S sold more than $34 billion of mutual funds, including income, balanced, and growth funds, of which approximately $16.4 billion represented sales of mutual funds advised by Merrill Lynch Asset Management, LP and Fund Asset Management, LP, its affiliates. MLPF&S sponsors the Defined Asset Fund product. This product consists of a series of funds that are unit investment trusts registered under the Investment Company Act of 1940 and that have invested in municipal obligations, corporate fixed-income securities, U.S. Government obligations, U.S. equity securities, and non-U.S. equity and debt securities. At the end of 1996, approximately $15.0 billion of client funds were invested in Defined Asset Funds.

MLPF&S also provides a wide range of client services, including effecting trades in equity, fixed-income and other securities through its Cash Management Account(R) financial services program (the "CMA(R) account service"). Participating customers may access their assets through VISA(R) cards issued by Merrill Lynch National Financial and Merrill Lynch Bank & Trust Co. and through checking services provided by Bank One, Columbus, N.A. Customers may also obtain, through a toll free information service and monthly account statements, information concerning the securities and balances in their CMA accounts and, if it includes a margin account, the loan value of margin securities in such account. At the end of 1996, there were more than 1.5 million CMA accounts held by Merrill Lynch's U.S. customers with aggregate assets of approximately $368 billion and approximately 44,000 CMA accounts held by Merrill Lynch's clients outside the United States with aggregate assets of more than $20 billion.

MLPF&S also offers the Capital Builder(SM) Account service ("CBA(R) account"), which was developed to meet the needs of the new investor. At the end of 1996, MLPF&S had more than 375,000 CBA accounts with assets of approximately $18 billion.

MLPF&S offers various other services, including the Merrill Lynch Consults(R) service, the Asset Power(R) service, the Merrill Lynch Mutual Fund Advisor(SM) program, and the Financial Foundation(R) service. Merrill Lynch Consults is available for an annual fee to a retail or institutional client with at least $100,000 to invest. Through the Merrill Lynch Consults service, MLPF&S assists in identifying such client's investment objectives so that appropriate third party investment managers can be selected for the client's investment. MLPF&S also provides periodic performance reports on the investment account. More than 25 of the investment managers participating in the Merrill Lynch Consults service manage portfolios in seven risk categories using varying proportions of equity and fixed-income instruments. At the end of 1996, approximately $21 billion was held in approximately 87,000 client accounts subscribing to the Merrill Lynch Consults service.

The Asset Power service offers clients the option of paying an asset-based fee instead of paying commissions, loads, or similar charges. At the end of 1996, there were more than 21,000 Asset Power accounts with assets of approximately $5.6 billion.

The Merrill Lynch Mutual Fund Advisor program is a discretionary investment advisory service investing in a portfolio of mutual funds selected from the Merrill Lynch Asset Management family of funds and many other top fund families. MLPF&S retains day-to-day management of each client's portfolio, customizing the asset allocation strategy where appropriate. At the end of 1996, there were more than 50,000 Merrill Lynch Mutual Fund Advisor accounts with assets of more than $3.1 billion.

Through the Financial Foundation program, MLPF&S offers a planning tool that analyzes an individual client's assets, liabilities, and expectations to examine financial goals and to develop plans to address them. Merrill Lynch's financial consultants have provided over 500,000 Financial Foundation plans to customers.

MLPF&S also provides a wide variety of retirement plan products, particularly investment, employee education, and record-keeping services to 401(k) and other benefit plans. At the end of 1996, it provided these services to approximately 10,500 plans, representing $45 billion in plan assets. MLPF&S also provides custodial services to individual investors in connection with the investors' maintenance of Individual Retirement Accounts (IRAs), including IRAs established under Simplified Employee Pension plans pursuant to Section 408 of the Internal Revenue Code and related Treasury Department regulations. At the end of 1996, there were approximately 2,010,000 accounts representing approximately $111 billion in customer assets.

MERRILL LYNCH INTERNATIONAL INCORPORATED

Merrill Lynch International Incorporated ("MLI") and its subsidiaries and affiliates provide comprehensive investment, financing, and related services on a global basis outside the United States and Canada to individual investors and to sovereign governments, corporations, and other institutional clients. MLI's worldwide trading operations, particularly in London and Tokyo, make it one of the largest dealers and secondary market-makers in Eurobonds and other internationally traded securities and futures and a significant participant in the over-the-counter equity derivatives business. MLI also engages in foreign exchange transactions (including options on non-U.S. currencies) as a dealer and consequently assumes principal positions in numerous currencies and related options. For additional information on Merrill Lynch's dealer activities, see "Merrill Lynch Government Securities Inc.", "Merrill Lynch's Derivative Products and Services", and "Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities".

MLI and its subsidiaries and affiliated companies are members of various non-U.S. stock and futures exchanges and engage in over-the-counter and exchange-listed trading of commodities, including precious and base metals. The investment, financing, and market-making operations of MLI and its affiliates are conducted through a network of offices, including representative and liaison offices, located in more than 40 countries outside the United States and Canada. This office network services major "money center" institutions as well as thousands of smaller regional institutions and individual investors.

In 1996, Merrill Lynch strengthened its presence in several major global financial markets through strategic acquisitions and initiatives.
During 1996, Merrill Lynch acquired McIntosh Securities Limited, one of Australia's largest brokerage firms; purchased the business of a leading Spanish financial services company, FG Inversiones Bursatiles, which is engaged in the origination, research, trading, and distribution of Spanish securities and in the provision of asset management and advisory services; and acquired the Milan-based equity research and sales organization of Carnegie Italia. In addition, Merrill Lynch also increased its presence and the scope of its activities in India by entering into several separate joint ventures with DSP Financial Consultants Limited and expanded its activities in other countries, including Argentina, Brazil, France, and South Africa.

Information on the derivatives business and the international banking and foreign exchange activities of MLI and certain of its subsidiaries is set forth below under the captions "Merrill Lynch's Derivative Products and Services" and "Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities".

MERRILL LYNCH'S ASSET MANAGEMENT ACTIVITIES

Merrill Lynch's asset management activities are conducted through, or managed by, Merrill Lynch Asset Management, LP, Fund Asset Management, LP, and their affiliates (together, "MLAM"). MLAM constitutes the investment management arm of Merrill Lynch and is one of the largest mutual fund managers in the world. By the end of 1996, total assets under management at MLAM approximated $234 billion, as compared with $196 billion at year-end 1995. In 1996, sales of equity and bond funds managed by MLAM approximated $16.4 billion.

At the end of 1996, through portfolio managers located in the United States, Japan, Hong Kong, and throughout Europe, MLAM managed 222 portfolios representing a wide variety of investment objectives ranging from money market funds to long-term taxable and tax-exempt fixed-income funds, along a broad spectrum of quality ratings and maturities. In connection with its management activities, MLAM may access the global investment strategy, security analysis, and economic research capabilities of Merrill Lynch's Global Securities Research and Economics Group.

In addition, MLAM offers a wide variety of equity funds which in the aggregate invest in more than 48 markets globally. MLAM open-end funds, other than money-market funds, are generally offered pursuant to the Merrill Lynch Select Pricing(SM) System which allows investors four purchase alternatives.

MLAM's other major business activity is separate account management. Separate account assets under management were $42.5 billion at the end of 1996 (which includes approximately $3.5 billion of general account assets managed on behalf of insurance companies that are affiliates of MLAM) as compared with approximately $26.2 billion in 1995 (which amount includes approximately $3.9 billion of general account assets managed on behalf of insurance companies that are affiliates of MLAM).

In November 1996, Merrill Lynch Capital Management Group, the institutional asset management arm of MLAM, strengthened its institutional management capabilities and added to its assets under management through the acquisition of Hotchkis and Wiley, a Los Angeles-based institutional investment management firm. Hotchkis and Wiley, with a product range that includes U.S. and non-U.S. value-oriented equities, provides domestic and global asset management to an expanded segment of the institutional markets.

MERRILL LYNCH GOVERNMENT SECURITIES INC.

Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued or guaranteed by the United States Government and by Federal agencies or other government-sponsored entities, including Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). It is one of 37 primary government securities dealers that daily report positions and activities to the Federal Reserve Bank of New York. It is a dealer in GNMA, FNMA, and FHLMC mortgage-backed-pass-through certificates and deals in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions.

MLGSI's transactions in obligations of the United States Government, Federal agencies and government-sponsored entities involve large dollar amounts and small dealer spreads. As an integral part of its business, MLGSI enters into repurchase agreements whereby it obtains funds by pledging its own securities as collateral. The repurchase agreements provide financing for MLGSI's dealer inventory and serve as short-term investments for MLGSI's customers. MLGSI also enters into reverse repurchase agreements whereby it provides funds against the pledge of collateral by customers. Such agreements provide MLGSI with needed collateral and provide MLGSI's customers with temporary liquidity for their investments in United States Government and agency securities.

MERRILL LYNCH'S DERIVATIVE PRODUCTS AND SERVICES

Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products AG ("MLDP") are Merrill Lynch's primary derivative product dealers and act as intermediaries and principals in a variety of interest-rate, currency, and other over-the-counter derivative transactions. In addition, Merrill Lynch Capital Markets PLC, and, effective January 1, 1997, Merrill Lynch International, engage in the equity derivatives business in the over-the-counter markets. Merrill Lynch Capital Markets Bank Limited ("ML Capital Markets Bank"), established in Dublin, Ireland, is a credit intermediary and handles part of Merrill Lynch's non-dollar swap activities.

MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate, currency, and commodity swaps, caps and floors, currency options, and credit derivatives. MLCS maintains positions in interest-bearing securities, financial futures, and forward contracts primarily to hedge its exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies.

MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address the desire of certain swap customers to limit their trading with dealers having the highest credit quality. MLDP has been assigned an Aaa, AAA, and AAA counterparty rating by the rating agencies Moody's Investors Service, Inc., Standard & Poor's, and Fitch Investors Service, L.P., respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

For additional information regarding Merrill Lynch's derivatives business, including its accounting, risk, and credit policies, see "Management's Discussion and Analysis -- Derivative Financial Instruments" in the 1996 Annual Report to Stockholders and see Note 3 to the Consolidated Financial Statements under the caption "Trading Activities" in the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

MERRILL LYNCH MONEY MARKETS INC.

Merrill Lynch, through Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading, and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances, and institutional certificates of deposit. MLMMI also originates medium-term notes issued by U.S. and non-U.S. corporations and short- and medium-term bank notes issued by financial institutions, and through MLPF&S, it trades and markets such notes. MLMMI is also a commercial paper dealer for U.S. and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer for U.S. and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from federally-insured depository institutions. Such instruments are resold to certain institutional customers such as banks, insurance companies, investment companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates certificates of deposit issued by bank and thrift institutions that are sold to a broad range of retail customers of MLPF&S.

MERRILL LYNCH MORTGAGE CAPITAL INC.

Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mortgages and mortgage servicing. MLMCI, through its CMO Passport(SM) service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations ("CMOs") and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing customers with temporary liquidity for their investments in secured whole loans. MLMCI also has a mortgage conduit which purchases commercial and multi-family mortgage loans from lenders and securitizes these loans for sale to investors. In addition, MLMCI provides to its clients short-term financing secured by performing and non-performing commercial real estate.

MERRILL LYNCH INVESTMENT PARTNERS INC.

Merrill Lynch Investment Partners Inc. ("MLIP") serves principally as the general partner and commodity pool operator of public and privately offered commodity pools for which MLF acts as commodity broker and MLPF&S acts as selling agent. MLIP also structures and sponsors managed futures and alternative investment funds to meet a variety of client objectives. MLIP is one of the largest managed futures sponsors in the world as measured by assets under its management and by its financial resources. MLIP is an integrated business, the capabilities of which include research, trading services, finance, systems, operations, sales, and marketing. MLIP's responsibilities include selecting and monitoring trading advisors, as well as allocating and reallocating capital among them. At the end of 1996, approximately $1.8 billion in equity was invested or was to be invested in 40 U.S. and non-U.S. commodity futures funds that MLIP has sponsored or been selected to manage.

MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.

Merrill Lynch Business Financial Services Inc. ("MLBFS") provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management(SM) account ("WCMA(R) account"), which MLPF&S markets to business customers. The WCMA account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business customers. At the end of 1996, there were more than 131,000 WCMA accounts which, in the aggregate, had investment assets of more than $69 billion. In addition to providing qualifying customers with short-term working capital financing through the WCMA commercial line of credit, MLBFS offers assistance to business customers with their term lending, equipment, and other asset-based financing needs, as well as financing for owner-occupied commercial real estate. In 1996, MLBFS originated more than $672 million in new commercial loans for business customers and, at the end of 1996, total outstanding loans were $886 million, of which approximately 95% were secured by tangible assets pledged by customers.

MERRILL LYNCH'S INSURANCE ACTIVITIES

Merrill Lynch's operations in insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and of the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S.

MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, the District of Columbia, Guam, and the U.S. Virgin Islands. These products are then marketed to MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 1996, MLLIC had approximately $11.6 billion of life insurance in force. At year-end 1996, MLLIC had annuity contracts in force of approximately $6.7 billion in value.

ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1996, ML Life had approximately $2.3 billion of life insurance in force, which amount included $1.4 billion reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 1996, ML Life had annuity contracts in force of approximately $504 million in value.

Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuities products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

For additional information concerning Merrill Lynch's accounting policies relating to its insurance activities, see Note 1 to the Consolidated Financial Statements under the caption "Insurance" in the 1996 Annual Report to Stockholders.

MERRILL LYNCH'S BANKING, TRUST, AND MORTGAGE LENDING AND RELATED ACTIVITIES

Merrill Lynch Bank & Trust Co. ("MLBT") and Merrill Lynch National Financial ("MLNF"), both Federal Deposit Insurance Corporation-insured institutions, issue certificates of deposit and money market deposit accounts (including the Insured Savings(SM) Account for the CMA account service); make and purchase secured loans; and issue VISA(R) cards.

Merrill Lynch provides personal trust, employee benefit, trust, and custodial services in certain states through seven state-chartered trust institutions. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited.

Merrill Lynch International Bank Limited ("MLIB Limited"), a United Kingdom bank with branch offices in Germany, Singapore, Bahrain, Luxembourg, and Italy, provides foreign exchange trading and collateralized lending services and accepts deposits. Merrill Lynch International Bank, an Edge Act corporation ("MLIB"), provides foreign exchange trading services to corporations and institutions. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits, portfolio management services, and individual client services to international private banking clients. ML Capital Markets Bank, an Irish bank with branch offices in Germany, Milan, and Tokyo, engages in capital markets activities such as underwriting, foreign exchange, and swap and other derivative transactions.

Merrill Lynch Credit Corporation ("MLCC") offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC, through Merrill Lynch financial consultants, offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst(R) mortgage program. In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also provides securities-based lending through its Omega(SM) account, a personal line of credit using eligible securities as collateral that is accessible by VISA(R) card and by check. In 1996, MLCC broadened its business by acquiring Lender's Service, Inc., a real estate appraisal, title, and closing management service company which is directed towards the residential lending community.

COMPETITION

All aspects of Merrill Lynch's business are intensely competitive, particularly in the current securities industry environment of global overcapacity in underwriting, trading, and operations.

Through its subsidiaries and affiliates, Merrill Lynch competes directly on a worldwide basis with other U.S. and non-U.S. trading, investment banking, and financial advisory service firms, brokers and dealers in securities and commodities, and with commercial banks and their affiliates, particularly in its derivative and capital markets businesses. Many of Merrill Lynch's non-U.S. competitors may have competitive advantages in their home markets. Through its subsidiaries and affiliates, Merrill Lynch also competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks, and trust companies and institutions. Its competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

Merrill Lynch competes for its retail and institutional customers on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel.

There is increased competition from sources other than those traditionally engaged in the securities business, such as commercial banks and insurance companies. Certain U.S. judicial and regulatory actions in recent years concerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities, have resulted in increased competition in those aspects of Merrill Lynch's business. In addition, certain U.S. bank regulatory changes adopted in 1996 that loosen certain restrictions on the securities activities of "Section 20 broker-dealer affiliates" of commercial banks may have the effect of increasing competition from commercial banks and their affiliates in the provision of securities-related services.

Merrill Lynch's insurance businesses operate in highly competitive environments. Many companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than do Merrill Lynch's insurance subsidiaries.

REGULATION

Certain aspects of Merrill Lynch's business, as that of its competitors and with the securities, commodities, and financial services industry in general, are subject to stringent regulation by U.S. federal and state regulatory agencies and non-U.S. governmental agencies or regulatory bodies which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies include, among others, the Securities and Exchange Commission (the "SEC"), the Commodity Futures Trading Commission ("CFTC"), and the Federal Deposit Insurance Corporation (the "FDIC").

MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD"). MLPF&S, other Merrill Lynch subsidiaries engaged in securities clearing services, and Merrill Lynch Specialists Inc., which acts as a specialist on certain securities exchanges, are also subject to regulation by the NASD and by the securities exchanges of which each is a member. Certain Merrill Lynch subsidiaries, including MLPF&S, MLAM, and MLIP, are registered as investment advisers with the SEC. MLPF&S and MLAM are registered as investment advisers with certain states requiring such registration.

Certain Merrill Lynch subsidiaries, including MLPF&S, are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Merrill Lynch International, a registered broker-dealer in the United Kingdom, is regulated by the Securities and Futures Authority ("SFA") and is subject to the capital requirements established by the SFA.

Those Merrill Lynch entities that are broker-dealers registered with the SEC and members of the U.S. national securities exchanges are subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of Merrill Lynch to make withdrawals of capital from such broker-dealers. Additional information regarding net capital requirements set forth in Note 11 to the Consolidated Financial Statements under the caption "Regulatory Requirements and Dividend Restrictions" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Certain Merrill Lynch subsidiaries are also subject to the temporary risk assessment rules adopted by the SEC under the Market Reform Act of 1990, which require, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.

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

Furthermore, the SEC, various banking regulators, the Financial Accounting Standards Board and Congressional committees, among others, have launched a number of initiatives which have the effect of increasing regulation, and requiring greater disclosure, of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major U.S. securities firms, have implemented a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the OTC derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed the Risk Control Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative. For further information on the activities of this committee, see "Management's Discussion and Analysis -- Risk Management" in the 1996 Annual Report to Stockholders.

Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities and self-regulatory organizations, and by non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch.

MLGSI is subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch's futures commission merchants are regulated by the CFTC, the National Futures Association ("NFA") and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLIP is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities.

Merrill Lynch Canada is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities authorities and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.

MLBT is regulated primarily by the State of New Jersey and by the FDIC. Certain of the activities of MLBFS and MLCC are regulated by the New Jersey Department of Banking. MLCC is also licensed to conduct its lending activities in over 35 other states and as such is subject to regulation and examination by the appropriate authorities in these states. MLNF is regulated primarily by the State of Utah and by the FDIC. MLIB Limited is regulated by the New York State Banking Department and the Bank of England in the United Kingdom. MLIB is regulated by the Federal Reserve Bank of New York. Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. ML Capital Markets Bank is regulated by the Central Bank of Ireland. Merrill Lynch's U.S. trust institutions are subject to regulation by the governmental agencies in the states in which they are incorporated.

Merrill Lynch's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bodies, particularly in those countries where it has established an office. Merrill Lynch's subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities.

ITEM 2. PROPERTIES
        ----------
Merrill Lynch's executive offices and principal administrative offices are located in leased premises at the World Financial Center located in New York City at 250 Vesey Street in the North Tower (or Tower D) consisting of 1,799,702 square feet and at 225 Liberty Street in the South Tower (or Tower B) consisting of 2,490,581 square feet. Each tower was separately leased in 1988 by a different Merrill Lynch affiliate. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee's interest in the North Tower. The information regarding property lease commitments of Merrill Lynch is set forth in Note 7 to the Consolidated Financial Statements under the caption "Leases" in the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

In New Jersey, separate Merrill Lynch affiliates own a 1.3 million square foot structure on a 245 acre campus in Plainsboro and a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset. MLPF&S holds a 590,174 square foot lease at 101 Hudson in Jersey City, and a 212,680 square foot lease in Somerset. In London, an MLI subsidiary leases approximately 250,000 square feet at Ropemaker Place. The lease, which commenced in 1987, continues for 25 years with a right to cancel in 2002. This subsidiary also leases approximately 170,000 square feet at Farringdon Road. This lease, which has a twenty-five year term, commenced in 1990. In Tokyo, at the Ote Centre, Merrill Lynch's Japanese subsidiary holds a 97,000 square foot office lease which expires in 2003 but which can be canceled at any time on six months' notice.

In New York, MLPF&S also leases 139,700 square feet at 100 Church Street, 134,803 square feet at 717 Fifth Avenue and 662,675 square feet at 570 Washington Street. Merrill Lynch affiliates own a 60 acre campus in Jacksonville, Florida, which consists of three buildings with a fourth building currently under construction, and a 35 acre campus in Englewood, Colorado with two buildings currently under construction.

Substantially all other offices, including approximately 500 branch offices and 150 special market offices, of Merrill Lynch subsidiaries throughout the world, are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in civil actions and arbitration proceedings, including those described below. Each of the following actions is reported as of March 14, 1997.

ORANGE COUNTY LITIGATION. The following actions have been filed against or on behalf of ML & Co. in connection with Merrill Lynch's business activities with the Treasurer-Tax Collector of Orange County, California ("Orange County") or from the purchase of debt instruments issued by Orange County that were underwritten by MLPF&S. On December 6, 1994, bankruptcy petitions were filed on behalf of Orange County and the Orange County Investment Pools (the "Pools") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Pools' bankruptcy petition subsequently was dismissed. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which Orange County emerged from bankruptcy. The currently pending actions involving Merrill Lynch and Orange County include, in the order summarized below, an action in the names of Orange County and the current Orange County Treasurer-Tax Collector; actions by investors and participants in the Pools; actions by investors in Merrill Lynch or affiliated entities; and actions by holders of bonds or other debt instruments issued by or on behalf of Orange County and other public entities with funds controlled by the Orange County Treasurer-Tax Collector.

On January 12, 1995, an action was commenced by Orange County and the Pools against ML & Co. and certain of its subsidiaries in the Bankruptcy Court pursuant to the automatic reference by law of all civil proceedings related to bankruptcy petitions (the "Orange County Action"). Orange County filed a first amended complaint on June 6, 1995, which was dismissed on October 17, 1995. Orange County filed a second amended complaint on October 25, 1995 adding John M.W. Moorlach, the current Orange County Treasurer-Tax Collector, as a plaintiff, and alleging, among other things, that Merrill Lynch's liquidation of certain securities entitles the plaintiffs to relief under Sections 362, 502, 510, 549, and 922 of the Bankruptcy Code; that various securities transactions between Orange County and/or the Pools and ML & Co. and its subsidiaries violated California law and are null and void; that ML & Co. and its subsidiaries violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 25401 of the California Corporations Code (the "California Code"), Section 17200 of the California Business and

Professions Code, and Sections 1709-10 of the California Civil Code; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and conspired to make unauthorized use of public funds. Damages in excess of $2 billion, punitive damages in an unspecified amount, and injunctive and declaratory relief are sought.

On March 1, 1995, ML & Co. and Orange County entered into an agreement in order to resolve a motion by Orange County seeking a temporary restraining order, a preliminary injunction, and a constructive trust with respect to the proceeds realized by Merrill Lynch from the sale of securities purchased by Merrill Lynch from Orange County pursuant to certain master repurchase agreements. Pursuant to this agreement, the proceeds from the sale of securities purchased by Merrill Lynch from Orange County were used to purchase short-term United States Treasury Bills or United States Treasury Notes that are identifiable and held separate and subject to any rights that Merrill Lynch may have in the master repurchase agreements. This agreement may be terminated by ML & Co. upon 30 days' written notice.

On October 17, 1996, on Merrill Lynch's motion, the United States District Court for the Central District of California (the "District Court") withdrew the prior automatic reference to the Bankruptcy Court of this action. The case now is pending in the District Court.

On December 13, 1994, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were deposited with the Orange County Treasurer-Tax Collector pursuant to proceedings in California Superior Court (the "DeLeon Action"). On December 27, 1994, plaintiffs filed a first amended class action complaint; on April 19, 1995, plaintiffs filed a second amended complaint which was dismissed on November 13, 1995; and, on December 18, 1995, plaintiffs filed a third amended complaint. As amended, the DeLeon Action is brought on behalf of the same individuals on whose behalf the action was originally brought and on behalf of individuals who invested funds in the Pools representing deferred compensation and/or retirement funds. The defendants include ML & Co., a subsidiary of ML & Co., and an employee of Merrill Lynch. Plaintiffs allege, among other things, that the defendants breached fiduciary duties, aided and abetted breaches of fiduciary duties, conspired to breach a fiduciary duty, and committed professional negligence in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages and punitive damages in unspecified amounts are sought. On May 10, 1996, the court stayed this action pending final resolution of the Orange County Action described above.

On January 10, 1995, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of persons whose funds were deposited in the Pools pursuant to proceedings in California Superior Court involving settlement funds belonging to minor children and other legally incapacitated or incompetent persons who had been injured in accidents and inheritances administered on behalf of minor children and other legally incapacitated or incompetent persons from estates (the "Small Action"). ML & Co., a subsidiary of ML & Co., an employee of Merrill Lynch, and Robert L. Citron, formerly the Treasurer-Tax Collector of Orange County, are named as defendants. Plaintiffs allege claims for breach of fiduciary duty and fraud in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Injunctive relief, damages, and punitive damages in unspecified amounts are sought. The complaint never was served.

On September 15, 1995, an action was commenced in the Superior Court of the State of California, San Francisco County, by twelve California public entities (the "Atascadero State Court Action"). On January 11, 1996, the case was transferred to the Superior Court of the State of California, Contra Costa County. On April 10, 1996, the plaintiffs filed an amended complaint which was dismissed on November 5, 1996, and, on December 2, 1996, plaintiffs filed a second amended complaint adding two California public entities as plaintiffs. The current plaintiffs are the City of Atascadero, City of Buena Park, The Community Redevelopment Agency of the City of Buena Park, City of Claremont, City of Milpitas, City of Montebello, Community Redevelopment Agency of the City of Montebello, City of Mountain View, City of Santa Barbara, The Redevelopment Agency of the City of Santa Barbara, City of Yorba Linda, Yorba Linda Redevelopment Agency, Santiago County Water District, and Yorba Linda Water District. Named as defendants are ML & Co., certain Merrill Lynch subsidiaries, and three past or present employees of Merrill Lynch, two of whom were dismissed as defendants without prejudice on July 5, 1996. As amended, the complaint alleges, among other things, that the defendants committed fraud, deceit, and negligent misrepresentation;
conspired to commit fraud; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and violated California Penal Code Section 496 and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages, punitive damages, and treble damages in unspecified amounts are sought. On February 10, 1997, the court dismissed this action.

On November 27, 1995, an action was commenced in the United States District Court for the Central District of California by the fourteen California public entities that are plaintiffs in the Atascadero State Court Action described above (the "Atascadero Federal Court Action"). On March 22, 1996, the plaintiffs filed a first amended complaint, which was voluntarily dismissed without prejudice on September 4, 1996. On February 19, 1997, plaintiffs filed a new complaint naming as defendants ML & Co. and certain Merrill Lynch subsidiaries. The complaint alleges, among other things, that the defendants committed fraud, deceit, and negligent misrepresentation; conspired to commit fraud; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and violated California Penal Code Section 496 and RICO, in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Restitution and damages, treble damages, and punitive damages in unspecified amounts are sought.

On December 20, 1996, an action was commenced in the United States District Court for the Central District of California by Irvine Ranch Water District (the "Irvine Action"). ML & Co. is the sole defendant. The complaint alleges, among other things, that Merrill Lynch committed intentional and negligent misrepresentation, concealment, and breach of fiduciary duty in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages in excess of $130 million and punitive damages in an unspecified amount are sought.

Beginning on December 5, 1994, five derivative actions purportedly brought on behalf of ML & Co. were filed in the Supreme Court of the State of New York, New York County (the "Wilson Action"). On February 21, 1995, the court consolidated the actions and, on June 5, 1995, an amended consolidated complaint was filed naming as defendants 22 present or past directors, officers or employees of ML & Co. and/or certain of its subsidiaries. The complaint alleges, among other things, breach of fiduciary duty, waste of corporate assets, and claims for indemnification in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought on behalf of ML & Co. against the individuals named as defendants. Because this derivative action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would belong to ML & Co., ML & Co. is named as a nominal defendant. On August 7, 1996, the court dismissed this action. On September 11, 1996, a notice of appeal was filed.

On December 16, 1994, a purported class action was commenced in the United States District Court for the Southern District of New York (the "Balan Action"). An amended complaint was filed on May 15, 1995. As amended, the Balan Action is brought on behalf of purchasers of ML & Co.'s common stock between March 31, 1994 and December 6, 1994, and names as defendants ML & Co. and two of its directors and officers. The plaintiff alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with Merrill Lynch's disclosure with respect to its business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought.

Beginning on December 8, 1994, ten purported class actions were commenced in the United States District Court for the Central District of California on behalf of individuals who purchased bonds or other debt instruments issued by or on behalf of Orange County during various periods of time (the "Smith Federal Court Action"). Plaintiffs filed an amended consolidated complaint on January 27, 1995, and a first amended consolidated complaint on February 27, 1995. As amended, the Smith Federal Court Action purports to be brought on behalf of all persons who purchased bonds or other debt instruments between July 1, 1992 and December 6, 1994 that were issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector. The defendants in the case are ML & Co., an employee of Merrill Lynch, Paine Webber, Inc., CS First Boston Corp., Smith Barney, Inc., Lehman Brothers, Inc., Donaldson, Lufkin & Jenrette, Inc., Kidder Peabody & Co., Inc., Stone & Youngberg, Rauscher Pierce Refsnes, Inc., Leifer Capital, Inc., Fieldman Rolapp & Associates, Inc., CGMS, Inc., and O'Brien Partners, Inc. Plaintiffs allege, among other things, that the defendants affiliated with Merrill Lynch violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 25400, 25401, 25500, 25501, and 25504.1 of the California Code in connection with disclosure made with respect to the sale of bonds and other debt instruments issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought. On July 17, 1995, plaintiffs' state law claims were dismissed without prejudice. On April 1, 1996, all remaining claims were voluntarily dismissed without prejudice.

On September 28, 1995, a purported class action was commenced in the Superior Court of the State of California, Orange County, asserting the state law claims previously dismissed in the Smith Federal Court Action and a claim for fraud and deceit (the "Smith State Court Action"). The Smith State Court Action is brought on behalf of the same purported class as the Smith Federal Court Action. Named as defendants are ML & Co., an employee of Merrill Lynch, and the same defendants not affiliated with Merrill Lynch as in the Smith Federal Court Action and, in addition, KPMG Peat Marwick. Damages and punitive damages in unspecified amounts are sought. Certain of the defendants other than Merrill Lynch and the employee of Merrill Lynch named as a defendant have entered into settlement agreements with the plaintiffs.

Merrill Lynch has also received formal and informal inquiries from various governmental entities and agencies examining the events underlying the above described litigation and is cooperating with these inquiries.

NASDAQ ANTITRUST LITIGATION. On December 16, 1994, a class action complaint consolidating a series of previously filed actions was filed in the United States District Court for the Southern District of New York. On August 22, 1995, plaintiffs filed a complaint entitled "refiled consolidated complaint". As amended, the complaint alleges that 33 market-makers, including a Merrill Lynch subsidiary, engaged in a conspiracy with respect to the "spread" between bid and ask prices for certain securities traded on NASDAQ by refusing to quote bid and ask prices in so-called "odd-eighths". The complaint alleges violations of antitrust laws and seeks damages in an unspecified amount, treble damages, and declaratory and injunctive relief. On November 27, 1996, the court certified a class consisting of certain persons who purchased or sold certain securities on NASDAQ during specified time periods for each security during the period from May 1, 1989 to May 27, 1994.

On July 17, 1996, the Antitrust Division of the United States Department of Justice filed a civil antitrust complaint against firms that make markets in NASDAQ securities, including a subsidiary of ML & Co. The complaint alleges that the firms violated Section 1 of the Sherman Act through a "common understanding" to follow a "quoting convention" that the complaint asserts had inflated the "inside spread" (the difference between the best quoted buying price and the best quoted selling price on NASDAQ) in certain NASDAQ stocks. This allegedly resulted in investors having to pay higher transaction costs for buying and selling stocks than they would have paid otherwise. At the same time the complaint was filed, a proposed settlement of the action was announced, pursuant to which the market-maker defendants in the action have agreed not to engage in certain conduct. The proposed settlement, which is subject to court approval, provides, among other things, for the monitoring and tape-recording by each of the market-maker defendants of not less than 3.5 percent, or a maximum of 70 hours per week, of telephone conversations by its over-the-counter desk traders; the provision to the Department of Justice of any taped conversation that may violate the terms of the settlement; and for Department of Justice representatives to appear unannounced, during regular business hours, for the purpose of monitoring trader conversations as the conversations occur.

In connection with its industry-wide investigations into the NASDAQ market, Merrill Lynch, along with the other named defendants, has received inquiries from the SEC and is cooperating with these inquiries.

GSLIC LITIGATION. In October 1991, a derivative action purportedly brought on behalf of ML & Co. was filed in the Supreme Court of the State of New York, New York County, involving securities trading transactions that occurred at year-end 1984, 1985, 1986, and 1988 between subsidiaries of ML & Co. and a Florida insurance company, Guarantee Security Life Insurance Company ("GSLIC") that later was taken into liquidation. These year-end transactions, it is alleged, were entered into by GSLIC to distort its financial condition. Named as defendants are directors of ML & Co. who were directors at the time of the transactions described above and GSLIC's parent company, Transmark USA, Inc. ("Transmark") and one of Transmark's principals. The complaint alleges, among other things, breach of fiduciary duty by the directors of ML & Co. who are named as defendants. Damages in an unspecified amount are sought on behalf of ML & Co. Because this derivative action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would belong to ML & Co., ML & Co. is named as a nominal defendant.

                                     * * * *

ML & Co. believes it has strong defenses to, and will vigorously contest, the actions described above. Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings, and claims pending against ML & Co. or its subsidiaries as of March 14, 1997 cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of Merrill Lynch that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of Merrill Lynch as set forth in the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning executive officers of ML & Co. as of March 14, 1997.

NAME AND AGE                     PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                                 MARCH 1992*

Herbert M. Allison, Jr., 53      President-elect and Chief Operating
                                 Officer-elect, effective April 15, 1997;
                                 Executive Vice President, Corporate and
                                 Institutional Client Group since January 1995;
                                 Executive Vice President, Investment Banking
                                 Group from May 1993 to January 1995; Executive
                                 Vice President, Finance and Administration from
                                 October 1990 to April 1993.

Edward L. Goldberg, 56           Executive Vice President, Operations, Services
                                 and Technology since April 1991 (and
                                 responsible for Corporate Real Estate and Purchasing since March 1993); Director and
                                 Executive Vice President of MLPF&S since May
                                 1991.

Stephen L. Hammerman, 58         Vice Chairman of the Board since April 1992;
                                 Executive Vice President from June 1985 to
                                 April 1992; General Counsel since October 1984;
                                 General Counsel of MLPF&S from March 1981 to
                                 June 1996.

Jerome P. Kenney, 55             Executive Vice President, Corporate Strategy
                                 and Research since October 1990; also Executive
                                 Vice President, Corporate Credit from May 1993 to May 1995; Executive Vice President and
                                 President of the Capital Markets Sector from
                                 September 1984 to October 1990.

David H. Komansky, 57            Chairman of the Board-elect, effective April
                                 15, 1997; Chief Executive Officer since
                                 December 1996; President and Chief Operating
                                 Officer since January 1995; President and Chief
                                 Executive Officer of MLPF&S since February
                                 1995; Executive Vice President, Debt and Equity
                                 Markets Group from May 1993 to January 1995;
                                 Executive Vice President, Debt Markets Group from June 1992 to April 1993; Executive Vice
                                 President, Equity Markets Group from October
                                 1990 to May 1992.


----------
*    Unless otherwise indicated, the offices listed are of ML & Co.
     Under ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify. All Executive Officers are elected by the Board of Directors of ML & Co.

NAME AND AGE                     PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE
                                 MARCH 1992*

Winthrop H. Smith, Jr., 47       Executive Vice President, International since
                                 June 1992; National Sales Director of Eastern
                                 Division from November 1990 to May 1992.

John L. Steffens, 55             Vice Chairman of the Board-elect, effective
                                 April 15, 1997; Executive Vice President,
                                 Private Client Group since October 1990;
                                 Executive Vice President and President of the
                                 Consumer Markets Sector from July 1985 to
                                 October 1990.

Daniel P. Tully, 65              Chairman of the Board since June 1993, retiring
                                 effective April 15, 1997; Chief Executive
                                 Officer from May 1992 to December, 1996;
                                 President and Chief Operating Officer from July
                                 1985 to January 1995; Chairman of the Board,
                                 President, and Chief Executive Officer of
                                 MLPF&S from July 1985 to February 1995.

Joseph T. Willett, 45            Chief Financial Officer since April 1993;
                                 Controller from April 1992 to September 1995;
                                 Senior Vice President since February 1991;
                                 Treasurer from February 1991 to April 1992.

Arthur Zeikel, 64                Executive Vice President, Asset Management
                                 Group since October 1990; Director, Corporate
                                 Strategy from July 1988 to October 1990;
                                 President and Chief Investment Officer of
                                 Merrill Lynch Asset Management since November
                                 1976.


----------
*    Unless otherwise indicated, the offices listed are of ML & Co.
     Under ML & Co.'s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify. All Executive Officers are elected by the Board of Directors of ML & Co.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------
Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the captions "Dividends Per Common Share" and "Stockholder Information" on page 68 of the 1996 Annual Report to Stockholders and such information is incorporated herein by reference.

The Common Stock of the Registrant (trading symbol MER) is listed on the following stock exchanges: New York Stock Exchange, Chicago Stock Exchange, The Pacific Stock Exchange, The Paris Stock Exchange, London Stock Exchange, and The Tokyo Stock Exchange.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table "Selected Financial Data" on page 24 of the 1996 Annual Report to Stockholders (excluding for this purpose the financial ratio, leverage, and employee information set forth under the headings "Financial Ratios" and "Employee Statistics"). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 41 to 66 in the 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 25 to 40 of the 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" and is incorporated herein by reference. In addition, in response to this Item
7, the financial information set forth in the financial table "Selected Financial Data" under the caption "Financial Ratios-Average Leverage" on page 24 of the 1996 Annual Report to Stockholders and the information in Note 11 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 41 to 66 in the 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
The consolidated financial statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 1996 Annual Report to Stockholders on pages 41 to 67 and such information is incorporated herein by reference. In addition, the information on page 68 of the 1996 Annual Report to Stockholders under the caption "Quarterly Information" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------
None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information set forth under the caption "Election of Directors" on pages 4 to 7 of ML & Co.'s Proxy Statement dated March 10, 1997 for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") and the information set forth in Part I hereof under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Information relating to executive compensation set forth on pages 17 to 31 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Information respecting security ownership of management and certain beneficial owners set forth on pages 1 and 2 of the 1997 Proxy Statement and under the caption "Beneficial Ownership of Directors and Executive Officers" on pages 9 and 10 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Information regarding certain relationships and related transactions set forth under the caption "Certain Transactions" on pages 29 and 30 of the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)  Documents filed as part of this Report:

     1.   Financial Statements

          The financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the 1996 Annual Report to Stockholders.

     2.   Financial Statement Schedules

          The financial statement schedules required to be filed hereunder are listed on page F-1 hereof and the schedules included herewith appear on pages F-3 through F-8 hereof.

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

               (g) Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

               (h) Form of Rights Agreement dated as of December 16, 1987 between ML & Co. and The Chase Manhattan Bank (successor by merger to Manufacturers Hanover Trust Company and Chemical
                    Bank) (Exhibit 3(iv) to 1992 10-K).

           *(ii)    By-Laws of ML & Co., effective as of December 28, 1996.

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

             (i) Senior Indenture dated as of April 1, 1983, as amended and restated, between ML & Co. and The Chase Manhattan Bank (successor by merger to Manufacturers Hanover Trust Company and Chemical Bank) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 3 to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).

            (ii) Supplemental Indenture dated as of October 25, 1993 to the Senior Indenture dated as of April 1, 1983 (Exhibit 4(b)(ii) to S-3 (File No. 33-61559)).

----------
*    Filed herewith.

              (iii) Senior Indenture dated as of October 1, 1993 between ML &
                    Co. and The Chase Manhattan Bank (Exhibit 4 to 8-K dated October 7, 1993).

               (iv) Form of ML & Co.'s 7% Notes due January 15, 2007 (Exhibit 4
                    to 8-K dated January 13, 1997).

                (v) Form of ML & Co.'s S&P 500 Market Index Target-Term
                    Securities due September 16, 2002 (Exhibit 4 to 8-K dated March 14, 1997).

          (10) MATERIAL CONTRACTS.

               MANAGEMENT CONTRACTS, COMPENSATION PLANS, AND OTHER EMPLOYEE
               ARRANGEMENTS:

               (i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995 (Exhibit 10(i) to 10-K for the fiscal year ended December 30, 1994 ("1994 10-K")).

               (ii) Form of ML & Co. Amended and Restated 1994 Deferred
                    Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1994 10-K).

              (iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through October 21, 1996 (Exhibit 10(i) to 10-Q for the quarter ended September 27, 1996 (the "3rd Quarter 1996 10-Q")).

               (iv) ML & Co. Equity Capital Accumulation Plan, as amended through October 21, 1996 (Exhibit 10(ii) to 3rd Quarter 1996 10-Q).

               (v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).

               (vi) Written description of Retirement Program for Non-Employee
                    Directors of ML & Co., as amended June 29, 1988 (Pages 27 to 29 of ML & Co.'s Proxy Statement for the 1997 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 10, 1997 ("1997 Proxy Statement")).

              (vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit
                    10(iv) to 10-Q for the quarter ended September 25, 1992 (the "3rd Quarter 1992 10-Q")).

            *(viii) Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully.

               (ix) Amendment dated April 30, 1992 to Executive Annuity
                    Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully (Exhibit 10(ii) to 10-Q for the quarter ended June 26, 1992).

               *(x) Amendment dated January 27, 1997 to Executive Annuity
                    Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully.

----------
*    Filed herewith.

               (xi) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995 ("1995 10-K")).

              (xii) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 10-K for the fiscal year ended December 31, 1993 ("1993 10-K")).




             (xiii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

              (xiv) Written description of ML & Co.'s compensation policy for directors (Pages 17 and 18 of ML & Co.'s 1997 Proxy Statement).

               (xv) Merrill Lynch KECALP Growth Investments Limited Partnership
                    1983 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).

              (xvi) Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to
                    Registration Statement on Form N-2 (File No. 2-87962)).

             (xvii) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration
                    Statement on Form N-2 (File No. 2-99800)).

            (xviii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration
                    Statement on Form N-2 (File No. 33-11355)).

              (xix) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration
                    Statement on Form N-2 (File No. 33-26561)).

               (xx) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration
                    Statement on Form N-2 (File No. 33-39489)).

              (xxi) Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to
                    Registration Statement on Form N-2 (File No. 33-51825)).

             (xxii) Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii) to
                    Registration Statement on Form N-2 (File No. 333-15035)).

           *(xxiii) ML & Co. Deferred Restricted Unit Plan for Executive
                    Officers.

             (xxiv) ML & Co. 1995 Deferred Compensation Plan for a
                    Select Group of Eligible Employees (Exhibit 10(xxii) to 1994 10-K).

             *(xxv) ML & Co. Fee Deferral Plan for Non-Employee
                    Directors, as amended through December 11, 1996.

             (xxvi) ML & Co. 1996 Deferred Compensation Plan for a
                    Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

           *(xxvii) ML & Co. 1997 Deferred Compensation Plan for a
                    Select Group of Eligible Employees.

----------
*    Filed herewith.

           (xxviii) ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(iii) to 3rd Quarter 1996 10-Q).

             (xxix) ML & Co. Deferred Unit and Stock Unit Plan for Non-Employee
                    Directors (Exhibit 10(iv) to 3rd Quarter 1996 10-Q).

             *(xxx) ML & Co. Long-Term Incentive Compensation Plan for Managers
                    and Producers.

            *(xxxi) Executive Annuity Agreement dated as of January 27, 1997 by and between ML & Co. and David H. Komansky.

           *(xxxii) Amendment dated September 18, 1996 to Deferred Compensation
                    Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees, and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees).

           AGREEMENTS RELATING TO THE WORLD FINANCIAL CENTER:

           (xxxiii) The following documents relate to the Registrant's occupation of office space in buildings at the World Financial Center, New York, New York:

                    *(a) Amended and Restated Reimbursement Agreement between
                         WFP Tower D Co. L.P. ("WFP/D") and MLPF&S dated as of November 21, 1996.

                    *(b) Amended and Restated Reimbursement Agreement between
                         WFP Tower B Co. L.P. ("WFP/B") and Merrill Lynch/WFC/L, Inc. ("WFC/L") dated as of November 21, 1996.

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

                    +(f) Guaranty and Assumption Agreement dated as of September
                         29, 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st Quarter 1993 10-Q).

----------
*    Filed herewith.
+    Confidential treatment has been obtained for portions of this exhibit.

            (xxxiv) The following are amendments to certain of the documents that are related to Registrant's occupation of office space in buildings at the World Financial Center, New York, New
                    York:

                (a) Amendment of Agreement of Lease (with respect to Parcel
                    D) dated as of September 29, 1988 between D Company and WFC/L (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

               *(b) Second Amendment of Agreement of Lease (with respect to
                    Parcel D) dated as of November 21, 1996 between WFP/D and MLPF&S.

               *(c) Second Amendment of Agreement of Lease (with respect to
                    Parcel B) dated as of November 21, 1996 between WFP/B and WFC/L.

     *(11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

     *(12) STATEMENT RE COMPUTATION OF RATIOS.

     *(13) 1996 ANNUAL REPORT TO STOCKHOLDERS.

     *(21) SUBSIDIARIES OF THE REGISTRANT.

     *(23) CONSENT OF INDEPENDENT AUDITORS.

     *(27) FINANCIAL DATA SCHEDULE.

(B)  REPORTS ON FORM 8-K:

     The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996 with the Commission under the caption "Item 5. Other Events":

     (i) Current Report on Form 8-K dated October 15, 1996 for the purpose of filing Preliminary Unaudited Earnings Summaries for the three- and nine-month periods ended September 27, 1996.

     (ii) Current Report on Form 8-K dated October 30, 1996 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 27, 1996 and statements regarding computation of ratios.

    (iii) Current Report on Form 8-K dated October 30, 1996 for the purpose of filing the form of Registrant's Healthcare/Biotechnology Portfolio Market Index Target-Term Securities due October 31, 2001.

----------
*    Filed herewith.

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

                           DESCRIPTION OF COMMON STOCK

The authorized capital stock of ML & Co. consists of 500,000,000 shares of common stock, par value $1.33 1/3 per share ("Common Stock"), and 25,000,000 shares of preferred stock, par value $1.00 per share, issuable in series ("Preferred Stock"). As of March 14, 1997, 166,901,160 shares of Common Stock were outstanding (including 1,538,778 shares held by Merrill Lynch & Co., Inc. Employee Stock Ownership Plan that are not considered outstanding for accounting purposes). The shares of Common Stock have no preemptive or conversion rights, redemption provisions, or sinking fund provisions. The outstanding shares of Common Stock are duly and validly issued, fully paid, and nonassessable. Each share is eligible to participate under the Rights Agreement referenced below, to the extent specified therein, to purchase certain securities upon the occurrence of certain events specified in such Rights Agreement.

The Board of Directors of ML & Co., without further action by stockholders, has the authority to issue all of the 25,000,000 shares of Preferred Stock which are currently authorized, from time to time in one or more series and, with respect to each such series, has authority to fix the powers (including voting power), designations, preferences as to dividends and liquidation, and relative, participating, optional, or other special rights and any qualifications, limitations, or restrictions thereon. As of March 14, 1997, there were 17,000,000 Depositary Shares issued, each representing a one-four hundredth interest in a share of the 9% Preferred Stock. The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425,000,000. As of March 14, 1997, there were 42,500 shares of 9% Preferred Stock outstanding. From time to time, MLPF&S may occasionally acquire a temporary position in the Depositary Shares. As of March 14, 1997, the Depositary Shares held by MLPF&S for the purpose of resale was not material. The 9% Preferred Stock has dividend and liquidation preference over the Common Stock and over the Series A Junior Preferred Stock issuable pursuant to a Rights Agreement dated as of December 16, 1987 between ML & Co. and The Chase Manhattan Bank (successor by merger to Manufacturers Hanover Trust Company and Chemical Bank).

                            MERRILL LYNCH & CO., INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 14(A)(1) AND 14(A)(2)

                                                            Page Reference
                                                            --------------
                                                                    1996 Annual
                                                                     Report to
                                                     Form 10-K      Stockholders
                                                     ---------      ------------
FINANCIAL STATEMENTS
--------------------

Statements of Consolidated Earnings, Year Ended
Last Friday in December 1996, 1995, and 1994                             41

Consolidated Balance Sheets, December 27, 1996
and December 29, 1995                                                  42-43

Statements of Changes in Consolidated Stockholders'
Equity, Year Ended Last Friday in December 1996,
1995, and 1994                                                         44-45

Statements of Consolidated Cash Flows, Year Ended
Last Friday in December 1996, 1995, and 1994                             46

Notes to Consolidated Financial Statements                             47-66

Independent Auditors' Report                                             67

FINANCIAL STATEMENT SCHEDULES
-----------------------------

Independent Auditors' Report                           F-2

Schedule I Condensed Financial Information
of Registrant                                        F-3 to F-8

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

    (i)  Selected Financial Data                                         24

   (ii)  Management's Discussion and Analysis                          25-40

  (iii)  Quarterly Information                                           68

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 1996 Annual Report to Stockholders which are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of December 27, 1996 and December 29, 1995 and for each of the three years in the period ended December 27, 1996 and have issued our report thereon dated February 24, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of Merrill Lynch's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
New York, New York


February 24, 1997

                                                                     SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         MERRILL LYNCH & CO., INC.
                          (Parent Company Only)
                      CONDENSED STATEMENTS OF EARNINGS
   YEARS ENDED DECEMBER 27, 1996, DECEMBER 29, 1995, AND DECEMBER 30, 1994
                          (Dollars in Millions)

----------------------------------------------------------------------------------------
                                                       1996           1995          1994
----------------------------------------------------------------------------------------
REVENUES
  Interest (principally from affiliates)......   $    2,507 $        2,002  $      1,423
  Management service fees (from affiliates)...          258            282           268
  Other.......................................           33             80            14
                                                 ---------- --------------  ------------
  Total Revenues..............................        2,798          2,364         1,705
  Interest Expense............................        2,598          2,061         1,514
                                                 ---------- --------------  ------------

  Net Revenues................................          200            303           191
                                                 ---------- --------------  ------------

NON-INTEREST EXPENSES
  Compensation and benefits...................          285            198           186
  Other.......................................          288            206           232
                                                 ---------- --------------  ------------

  Total Non-Interest Expenses.................          573            404           418
                                                 ---------- --------------  ------------

EQUITY IN EARNINGS OF AFFILIATES..............        1,982          1,327         1,223
                                                 ---------- --------------  ------------

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE....        1,609          1,226           996

       Income Tax (Benefit) Expense...........         (10)            112           (21)
                                                 ---------- --------------  ------------

NET EARNINGS..................................   $    1,619 $        1,114  $      1,017
                                                 ---------- --------------  ------------
                                                 ---------- --------------  ------------
NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS..........................   $    1,572 $        1,066  $      1,004
                                                 ---------- --------------  ------------
                                                 ---------- --------------  ------------

See Notes to Condensed Financial Statements

                                                                     SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   MERRILL LYNCH & CO., INC.
                                    (Parent Company Only)
                                   CONDENSED BALANCE SHEETS
                            DECEMBER 27, 1996 AND DECEMBER 29, 1995
                         (Dollars in Millions, Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------
                                                                                              1996            1995
------------------------------------------------------------------------------------------------------------------

                                             ASSETS
Cash and cash equivalents............................................................  $       -       $        37
Loans to, receivables from and preference securities
   of affiliates.....................................................................       55,435          39,366
Investments in affiliates, at equity.................................................        6,749           6,017
Property, leasehold improvements and equipment (net of accumulated
   depreciation and amortization of $237 in 1996 and $223 in 1995)...................          135             153
Other receivables and assets.........................................................        1,444           1,113
                                                                                       -----------     -----------

TOTAL ASSETS.........................................................................  $    63,763     $    46,686
                                                                                       -----------     -----------
                                                                                       -----------     -----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Commercial paper and other short-term borrowings.....................................  $    24,837     $    17,338
Loans from and payables to affiliates................................................        1,543           2,657
Other liabilities and accrued interest...............................................        3,960           2,707
Long-term borrowings.................................................................       26,531          17,843
                                                                                       -----------     -----------

Total
Liabilities....................................................................             56,871          40,545
                                                                                       -----------     -----------
STOCKHOLDERS' EQUITY
Preferred Stockholders' Equity                                                                 619             619
                                                                                       -----------     -----------
Common Stockholders' Equity:
     Common stock, par value $1.33 1/3 per share;  authorized: 500,000,000 shares;
           issued: 1996 and 1995 - 236,330,162 shares ...............................          315             315
     Paid-in capital.................................................................        1,304           1,237
     Foreign currency translation adjustment.........................................           10              11
     Net unrealized gains on investment securities available-for-sale (net of
        applicable income tax expense of $5 in 1996 and $13  in 1995)................            9              25
     Retained earnings...............................................................        7,868           6,492
                                                                                       -----------     -----------
       Subtotal......................................................................        9,506           8,080
     Less: Treasury stock, at cost:
                        1996- 70,705,598 shares
                        1995- 60,929,278 shares                                              2,895           2,241
              Unallocated ESOP reversion shares, at cost:
                        1996-  1,538,778 shares
                        1995-  4,012,519 shares                                                 24              63
              Employee stock transactions............................................          314             254
                                                                                       -----------     -----------
Total Common Stockholders' Equity....................................................        6,273           5,522
                                                                                       -----------     -----------
Total Stockholders' Equity...........................................................        6,892           6,141
                                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $    63,763     $    46,686
                                                                                       -----------     -----------
                                                                                       -----------     -----------
See Notes to Condensed Financial Statements

                                            F-4

                                                                      SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                MERRILL LYNCH & CO., INC.
                                 (Parent Company Only)
                            CONDENSED STATEMENTS OF CASH FLOWS
        YEARS ENDED DECEMBER 27, 1996, DECEMBER 29, 1995,  AND DECEMBER 30, 1994
                               (Dollars in Millions)

----------------------------------------------------------------------------------------------------------------
                                                                               1996         1995            1994
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings.........................................................$      1,619 $      1,114   $       1,017
  Noncash items included in earnings:
    Equity in earnings of affiliates...................................     (1,982)      (1,327)         (1,223)
    Depreciation and amortization......................................          31           31              38
    Other..............................................................          50         (35)              57
  (Increase) decrease in:
    Other operating assets, net of liabilities.........................         915          649            (12)
  Dividends from affiliates and partnerships distributions.............       1,367        1,455             947
                                                                       ------------ ------------   -------------
    Cash Provided by (Used for) Operating Activities...................       2,000        1,887             824
                                                                       ------------ ------------   -------------

Cash Flows from Investing Activities:
  Proceeds from (payments for):
    Payments for property, leasehold improvements and equipment........        (18)         (12)            (33)
    Investments in affiliates..........................................       (132)        (363)            (90)
    Loans to affiliates, net of payments...............................    (17,171)      (5,608)           (435)
                                                                       ------------ ------------   -------------
    Cash (Used for) Provided by Investing Activities...................    (17,321)      (5,983)           (558)
                                                                       ------------ ------------   -------------
Cash Flows from Financing Activities:
  Proceeds from (payments for):
    Commercial paper and other short-term borrowings...................       7,499        2,592           (978)
    Issuance and resale of long-term borrowings........................      15,019        9,458           8,450
    Settlement and repurchases of long-term borrowings.................     (6,070)      (6,883)         (6,917)
    Issuance of 9% Cumulative Preferred Stock..........................          --           --             425
    Common stock transactions..........................................       (921)        (894)         (1,048)
    Dividends to shareholders..........................................       (243)        (228)           (188)

                                                                       ------------ ------------   -------------
    Cash Provided by (Used for) Financing Activities...................      15,284        4,045           (256)
                                                                       ------------ ------------   -------------

(Decrease) Increase in Cash and Cash Equivalents.......................        (37)         (51)              10
Cash and Cash Equivalents, beginning of year...........................          37           88              78

                                                                       ------------ ------------   -------------
Cash and Cash Equivalents, end of year.................................$          0 $         37   $          88
                                                                       ------------ ------------   -------------
                                                                       ------------ ------------   -------------

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
     Income taxes totaled  $949  in 1996, $487 in 1995, and $1,057 in 1994.
     Interest totaled $2,517 in 1996, $2,086 in 1995, and $1,490 in 1994.

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




CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

The condensed financial statements of Merrill Lynch & Co., Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (the "Corporation") and the notes thereto incorporated elsewhere herein by reference. Certain limited reclassification and format changes have been made to prior years' amounts to conform to the current year presentation.

LONG-TERM BORROWINGS AND GUARANTEES

Reference is made to pages 55 thru 57 of the Annual Report for additional information on Parent Company long-term borrowings. At December 27, 1996, Parent Company borrowings totaling $554 were held for purposes of resale by affiliates, which also purchased $1,370 and resold $1,435 of such borrowings during the year.

In certain instances, the Parent Company guarantees obligations of subsidiaries that may include obligations associated with foreign exchange forward contracts and swap transactions.

Substantially all of the Parent Company's fixed-rate long-term borrowings are swapped into floating interest rates. These swaps and other derivatives, generally made with an affiliated dealer in such instruments, are used to hedge interest rate, foreign currency, and equity exposures associated with long-term borrowings. At December 27, 1996 and December 29, 1995, the notional amounts of these instruments were $24,737 and $20,337, respectively.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              MERRILL LYNCH & CO., INC.
                                (PARENT COMPANY ONLY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


EMPLOYEE INCENTIVE PLANS

The Parent Company accounts for costs of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees," rather than the fair value based method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Reference is made to page 64 of the Annual Report for related pro forma disclosures.



PREFERRED SECURITIES ISSUED BY SUBSIDIARIES AND STOCKHOLDERS' EQUITY

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

In December 1996, Merrill Lynch Preferred Capital Trust I (the "Trust") issued $275 of its 7.75% Trust Originated Preferred Securities (the "Trust Preferred") to unrelated parties and $9 in common securities to the Parent Company. Concurrently, Merrill Lynch Preferred Funding I, L.P. (the "Partnership") issued $284 of its 7.75% Partnership Preferred Securities representing limited partner interests to the Trust, and received capital of $50 from the Parent Company representing the general partner interest in the Partnership. The Trust and Partnership are affiliated entities of the Parent Company.

The Partnership's assets include $330 million in Debentures issued by the Parent Company and a subsidiary (the "Debentures"). The Debentures have a term of approximately 20 years and bear interest at 7.75%. The interest payment dates and redemption provisions of the Debentures include an option to redeem the Debentures on or after December 30, 2006.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              MERRILL LYNCH & CO., INC.
                                (PARENT COMPANY ONLY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Subsequent to year-end, Merrill Lynch Capital Trust II, an affiliate of the Parent Company, issued $300 of 8% Trust Originated Preferred Securities. The proceeds of the offering were invested in 8% Partnership Preferred Securities of Merrill Lynch Preferred Funding II, L.P., also an affiliate of the Parent Company, which, in turn, invested in Debentures issued by the Parent Company.

9% CUMULATIVE PREFERRED STOCK, SERIES A

In 1994, the Parent Company issued 17,000,000 Depositary Shares, each representing a one-four-hundredth interest in a share of 9% Cumulative Preferred Stock, Series A, $10,000 liquidation preference per share ("9% Preferred Stock"). The 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425.

REMARKETED PREFERRED STOCK, SERIES C

The Parent Company has issued 3,000 shares of Remarketed Preferred Stock, Series C ("RP Stock"), of which 1,938 shares were outstanding as of December 27, 1996. Dividend rates in effect during 1996 on the RP Stock ranged from 3.80% to 4.56% per annum.

Subsequent to year-end, the Parent Company implemented a plan to redeem all of the outstanding RP Stock. The RP Stock will be redeemed on the dividend reset date of each series, and the redemptions are expected to be completed by March 4, 1997. As of February 19, 1997, $155 of RP Stock, representing 1,548 shares, had been redeemed.

Reference is made to pages 57 and 58 of the Annual Report for additional information on Stockholders' Equity.

COMMITMENTS AND CONTINGENCIES

Reference is made to page 58 and 59 of the Annual Report for additional information on commitments and contingencies.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 1997.


                                       MERRILL LYNCH & CO., INC.


                                       By: /s/ Daniel P. Tully
                                           -------------------------------------
                                               Daniel P. Tully
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 21st day of March, 1997.

            Signature                                 Title
            ---------                                 -----


/s/ Daniel P. Tully                          Chairman of the Board and
------------------------------------------   Director
    (Daniel P. Tully)



/s/ David H. Komansky                        Chief Executive Officer
------------------------------------------   President, Chief Operating
    (David H. Komansky)                      Officer and Director



/s/ Joseph T. Willett                        Senior Vice President and
------------------------------------------   Chief Financial Officer
    (Joseph T. Willett)



/s/ Michael J. Castellano                    Senior Vice President and
------------------------------------------   Controller
    (Michael J. Castellano)


/s/ Herbert M. Allison, Jr.                  Director
------------------------------------------
    (Herbert M. Allison, Jr.)


/s/ William O. Bourke                        Director
------------------------------------------
    (William O. Bourke)


/s/ W.H. Clark                               Director
------------------------------------------
    (W.H. Clark)

            Signature                                 Title
            ---------                                 -----



/s/ Jill K. Conway                           Director
------------------------------------------
    (Jill K. Conway)



/s/ Stephen L. Hammerman                     Director
------------------------------------------
    (Stephen L. Hammerman)



/s/ Earle H. Harbison, Jr.                   Director
------------------------------------------
    (Earle H. Harbison, Jr.)



/s/ George B. Harvey                         Director
------------------------------------------
    (George B. Harvey)



/s/ William R. Hoover                        Director
------------------------------------------
    (William R. Hoover)



/s/ Robert P. Luciano                        Director
------------------------------------------
    (Robert P. Luciano)



/s/ David K. Newbigging                      Director
------------------------------------------
    (David K. Newbigging)


/s/ Aulana L. Peters                         Director
------------------------------------------
    (Aulana L. Peters)



/s/ John J. Phelan, Jr.                      Director
------------------------------------------
    (John J. Phelan, Jr.)



/s/ John L. Steffens                         Director
------------------------------------------
    (John L. Steffens)



/s/ William L. Weiss                         Director
------------------------------------------
    (William L. Weiss)

                    SECURITIES AND EXCHANGE COMMISSION



                          WASHINGTON, D.C. 20549



                         MERRILL LYNCH & CO., INC.


                                EXHIBITS TO


                                  FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                          SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934















FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER 1-7182
DECEMBER 27, 1996

                            FORM 10-K EXHIBIT INDEX
                            -----------------------


Exhibit No.                           Description                                Page
-----------                           -----------                                ----

  3(i)(a)        Restated Certificate of Incorporation of ML & Co., as amended
                 April 24, 1987 (Exhibit 3(i) to 10-K for fiscal year ended
                 December 25, 1992 ("1992 10-K")).

  3(i)(b)        Certificate of Amendment dated April 29, 1993 of the
                 Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter
                 1993 10-Q")).

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

  3(i)(g)        Certificate of Designation dated December 17, 1987 for Series A
                 Junior Preferred Stock (Exhibit 3(f) to S-3 (File No.
                 33-19975)).

  3(i)(h)        Form of Rights Agreement dated as of December 16, 1987 between
                 ML & Co. and The Chase Manhattan Bank (successor by merger to
                 Manufacturers Hanover Trust Company and Chemical Bank) (Exhibit
                 3(iv) to 1992 10-K).

 *3(ii)          By-Laws of ML & Co., effective as of December 28, 1996.

  4(i) Senior Indenture dated as of April 1, 1983, as amended and restated, between ML & Co. and The Chase Manhattan Bank
                 (successor by merger to Manufacturers Hanover Trust Company and Chemical Bank) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 3 to ML & Co.'s
                 Registration Statement on Form 8-A dated July 20, 1992).

  4(ii)          Supplemental Indenture dated as of October 25, 1993 to the
                 Senior Indenture dated as of April 1, 1983 (Exhibit 4(b)(ii) to S-3 (File No. 33-61559)).

  4(iii)         Senior Indenture dated as of October 1, 1993 between ML & Co.
                 and The Chase Manhattan Bank (Exhibit 4 to 8-K dated October 7,
                 1993).
-------------------------------------
   Certain of the exhibits in this index were previously filed to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated
   parenthetically by the appropriate report reference date or registration statement number.  For convenience, Quarterly Reports on Form 10-Q, Annual
   Reports on Form 10-K, Current Reports on Form 8-K, and Registration
   Statements on Form S-3 are designated herein as "10-Q", "10-K", "8-K", and
   "S-3", respectively.

 * Filed herewith.



Exhibit No.                           Description                                Page
-----------                           -----------                                ----

  4(iv)          Form of ML & Co.'s 7% Notes due January 15, 2007 (Exhibit 4 to
                 8-K dated January 13, 1997).

  4(v) Form of ML & Co.'s S&P 500 Market Index Target-Term Securities due September 16, 2002 (Exhibit 4 to 8-K dated March 14, 1997).

  10(i) ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16, 1995 (Exhibit 10(i) to 10-K for the fiscal year ended December 30, 1994 ("1994 10-K")).

  10(ii)         Form of ML & Co. Amended and Restated 1994 Deferred
                 Compensation Agreement for a Select Group of Eligible
                 Employees, as amended through November 10, 1994 (Exhibit
                 10(ii) to 1994 10-K).

  10(iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through October 21, 1996 (Exhibit 10(i) to 10-Q for the quarter ended September 27, 1996 (the "3rd Quarter 1996 10-Q")).

  10(iv)         ML & Co. Equity Capital Accumulation Plan, as amended through
                 October 21, 1996 (Exhibit 10(ii) to 3rd Quarter 1996 10-Q).

  10(v)          ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to
                 ML & Co.'s Proxy Statement for the 1994 Annual Meeting of
                 Stockholders contained in ML & Co.'s Schedule 14A filed on
                 March 14, 1994 ("1994 Proxy Statement")).

  10(vi)         Written description of Retirement Program for Non-Employee
                 Directors of ML & Co., as amended June 29, 1988 (Pages 27 to
                 29 of ML & Co.'s Proxy Statement for the 1997 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 10, 1997 ("1997 Proxy Statement")).

  10(vii) ML & Co. Non-Employee Directors' Equity Plan (Exhibit 10(iv) to 10-Q for the quarter ended September 25, 1992 (the "3rd
                 Quarter 1992 10-Q")).

* 10(viii)       Executive Annuity Agreement dated July 24, 1991 by and between
                 ML & Co. and Daniel P. Tully.

  10(ix) Amendment dated April 30, 1992 to Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully
                 (Exhibit 10(ii) to 10-Q for the quarter ended June 26, 1992).

* 10(x) Amendment dated January 27, 1997 to Executive Annuity Agreement dated July 24, 1991 by and between ML & Co. and Daniel P. Tully.

  10(xi) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995 ("1995 10-K")).

  10(xii) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 10-K for the fiscal year ended December 31, 1993 ("1993 10-K")).

  10(xiii) Written description of ML & Co.'s incentive compensation programs (Exhibit 10(xii) to 1993 10-K).

-------------------------------------
*  Filed herewith.

                                      E-2


Exhibit No.                           Description                                Page
-----------                           -----------                                ----

  10(xiv) Written description of ML & Co.'s compensation policy for directors (Pages 17 and 18 of ML & Co.'s 1997 Proxy Statement).

  10(xv)         Merrill Lynch KECALP Growth Investments Limited Partnership
                 1983 (Exhibit 1(b) to Registration Statement on Form N-2
                 (File No. 2-81619)).

  10(xvi)        Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration
                 Statement on Form N-2 (File No. 2-87962)).

  10(xvii)       Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration
                 Statement on Form N-2 (File No. 2-99800)).

  10(xviii)      Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration
                 Statement on Form N-2 (File No. 33-11355)).

  10(xix)        Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration
                 Statement on Form N-2 (File No. 33-26561)).

  10(xx)         Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration
                 Statement on Form N-2 (File No. 33-39489)).

  10(xxi)        Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to
                 Registration Statement on Form N-2 (File No. 33-51825)).

  10(xxii)       Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii) to
                 Registration Statement on Form N-2 (File No. 333-15035)).

* 10(xxiii)      ML & Co. Deferred Restricted Unit Plan for Executive Officers.

  10(xxiv)       ML & Co. 1995 Deferred Compensation Plan for a Select
                 Group of Eligible Employees (Exhibit 10(xxii) to 1994 10-K).

* 10(xxv)        ML & Co. Fee Deferral Plan for Non-Employee Directors,
                 as amended through December 11, 1996.

  10(xxvi)       ML & Co. 1996 Deferred Compensation Plan for a Select
                 Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

* 10(xxvii)      ML & Co. 1997 Deferred Compensation Plan for a Select
                 Group of Eligible Employees.

  10(xxviii)     ML & Co. 1997 KECALP Deferred Compensation Plan for a
                 Select Group of Eligible Employees (Exhibit 10(iii) to 3rd
                 Quarter 1996 10-Q).

  10(xxix)       ML & Co. Deferred Unit and Stock Unit Plan for Non-Employee
                 Directors (Exhibit 10(iv) to 3rd Quarter 1996 10-Q).

* 10(xxx)        ML & Co. Long-Term Incentive Compensation Plan for Managers
                 and Producers.

* 10(xxxi)       Executive Annuity Agreement dated as of January 27, 1997 by and between ML & Co. and David H. Komansky.

-------------------
* File herewith.

                                     E-3




Exhibit No.                           Description                                Page
-----------                           -----------                                ----


 *10(xxxii)      Amendment dated September 18, 1996 to Deferred Compensation
                 Plans (amending the Amended and Restated 1994 Deferred
                 Compensation Agreement for a Select Group of Eligible
                 Employees, the ML & Co. 1995 Deferred Compensation Plan for a
                 Select Group of Eligible Employees, and the ML & Co. 1996
                 Deferred Compensation Plan for a Select Group of Eligible
                 Employees).


 *10(xxxiii)(a)  Amended and Restated Reimbursement Agreement between WFP
                 Tower D Co. L.P. ("WFP/D") and MLPF&S dated as of November
                 21, 1996.

 *10(xxxiii)(b)  Amended and Restated Reimbursement Agreement between WFP
                 Tower B Co. L.P. ("WFP/B") and Merrill Lynch/WFC/L, Inc.
                 ("WFC/L") dated as of November 21, 1996.

 +10(xxxiii)(c)  Agreement of Lease (with respect to Parcel D) dated as of
                 February 26, 1988 between WFC Tower D Company (formerly known as Olympia & York Tower D Company) ("D Company") and WFC/L
                 (Exhibit 10(xxx)(c) to 1992 10-K).

 +10(xxxiii)(d)  Guaranty and Assumption Agreement dated as of February 26,
                 1988 between ML & Co. and D Company (Exhibit 19(xxx)(d) to
                 1992 10-K).

 +10(xxxiii)(e)  Agreement of Lease (with respect to Parcel B) dated as of
                 September 29, 1988 between B Company and WFC/L (Exhibit 10(i) to 1st Quarter 1993 10-Q).

**10(xxxiii)(f)  Guaranty and Assumption Agreement dated as of September 29,
                 1988 between ML & Co. and B Company (Exhibit 10(ii) to 1st
                 Quarter 1993 10-Q).

  10(xxxiv)(a)   Amendment of Agreement of Lease (with respect to Parcel D)
                 dated as of September 29, 1988 between D Company and WFC/L
                 (Exhibit 10(vi) to 1st Quarter 1993 10-Q).

 *10(xxxiv)(b)   Second Amendment of Agreement of Lease (with respect to Parcel
                 D) dated as of November 21, 1996 between WFP/D and MLPF&S.

 *10(xxxiv)(c)   Second Amendment of Agreement of Lease (with respect to Parcel
                 B) dated as of November 21, 1996 between WFP/B and WFC/L.

 *(11)           Statement re computation of per share earnings.

 *(12)           Statement re computation of ratios.

 *(13)           1996 Annual Report to Stockholders.

 *(21)           Subsidiaries of the Registrant.

 *(23)           Consent of Independent Auditors.

 *(27)           Financial Data Schedule.



-------------------------------------
 * Filed herewith.
 + Confidential treatment has been obtained for portions of this exhibit.

                                      E-4