Form 10-Q
period 1997-03-28
MERRILL LYNCH & CO INC
filed 1997-05-09
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997
                               --------------

COMMISSION FILE NUMBER             1-7182
                               --------------

                          MERRILL LYNCH & CO., INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   13-2740599
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


WORLD FINANCIAL CENTER, NORTH TOWER,
NEW YORK, NEW YORK                                   10281-1332
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                 (212) 449-1000
-----------------------------------------------------------------------------
Registrant's telephone number, including area code


-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        165,174,312 shares of Common Stock*
                   (as of the close of business on May 2, 1997)

* Does not include 467,575 unallocated reversion shares held in the Employee Stock Ownership Plan that are not considered outstanding for accounting purposes.

                          Part I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                     MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                  -------------------------
                                                                                  MARCH 28,    MARCH 29,        PERCENT(1)
(In Millions, Except Per Share Amounts)                                             1997         1996            INCREASE
                                                                                 -----------  -----------     ---------------
REVENUES
Commissions....................................................................   $   1,115    $     989            13%
Interest and dividends.........................................................       3,848        3,010            28
Principal transactions.........................................................       1,063          982             8
Investment banking.............................................................         608          378            61
Asset management and portfolio service fees....................................         646          538            20
Other..........................................................................         171          122            40
                                                                                  ----------   ----------           ---
Total Revenues.................................................................       7,451        6,019            24
  Interest Expense.............................................................       3,610        2,758            31
                                                                                 -----------   ----------           ---
Net Revenues...................................................................       3,841        3,261            18
                                                                                 -----------   ----------           ---
NON-INTEREST EXPENSES
Compensation and benefits......................................................       1,988        1,691            18
Communications and equipment rental............................................         158          131            21
Occupancy......................................................................         120          116             4
Depreciation and amortization..................................................         105           98             7
Professional fees..............................................................         198          130            52
Advertising and market development.............................................         144          114            26
Brokerage, clearing, and exchange fees.........................................         118          106            11
Other..........................................................................         244          204            20
                                                                                 -----------   ----------           ---
Total Non-Interest Expenses....................................................       3,075        2,590            19
                                                                                 -----------   ----------           ---
EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON PREFERRED SECURITIES ISSUED BY
  SUBSIDIARIES.................................................................         766          671            14
Income tax expense.............................................................         291          261            11
Dividends on Preferred Securities Issued by Subsidiaries.......................          10          ---          n/ m
                                                                                 -----------   ----------           ---
NET EARNINGS...................................................................   $     465    $     410            14%
                                                                                 -----------   ----------           ---
                                                                                 -----------   ----------           ---
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS.................................   $     455    $     398
                                                                                 -----------   ----------
                                                                                 -----------   ----------
EARNINGS PER COMMON SHARE:
  Primary......................................................................   $    2.34    $    2.03
                                                                                 -----------   ----------
                                                                                 -----------   ----------
  Fully diluted................................................................   $    2.34    $    2.03
                                                                                 -----------   ----------
                                                                                 -----------   ----------
DIVIDEND PAID PER COMMON SHARE.................................................   $     .30    $     .26
                                                                                 -----------   ---------
                                                                                 -----------   ---------
AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
  Primary......................................................................       194.5        196.2
                                                                                 -----------   ---------
                                                                                 -----------   ---------
  Fully diluted................................................................       194.5        196.2
                                                                                 -----------   ---------
                                                                                 -----------   ---------

(1) Percentages are based on actual numbers before rounding.

See Notes to Consolidated Financial Statements

                     MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)                         MARCH 28,    DEC. 27,
ASSETS                                                                     1997        1996
----------------------------------------------------------------------  ----------  ----------
CASH AND CASH EQUIVALENTS.............................................  $    4,154  $    3,375
                                                                        ----------  ----------
CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES OR DEPOSITED
  WITH CLEARING ORGANIZATIONS.........................................       7,483       5,628
                                                                        ----------  ----------
MARKETABLE INVESTMENT SECURITIES......................................       2,488       2,180
                                                                        ----------  ----------
TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock....................................      30,123      24,270
Contractual agreements................................................      15,009      13,465
Equities and convertible debentures...................................      17,572      13,153
U.S. Government and agencies..........................................      10,374       9,304
Non-U.S. governments and agencies.....................................      10,401       7,758
Mortgages, mortgage-backed, and asset-backed..........................       6,663       5,189
Money markets.........................................................       1,633       1,209
Municipals............................................................       1,254       1,176
                                                                        ----------  ----------
Total.................................................................      93,029      75,524
                                                                        ----------  ----------
RESALE AGREEMENTS.....................................................      61,149      58,402
                                                                        ----------  ----------
SECURITIES BORROWED...................................................      30,717      24,692
                                                                        ----------  ----------
RECEIVABLES
Customers (net of allowance for doubtful accounts of $41 in 1997 and
  $39 in 1996)........................................................      20,766      18,309
Brokers and dealers...................................................       8,139       6,205
Interest and other....................................................       5,840       5,280
                                                                        ----------  ----------
Total.................................................................      34,745      29,794
                                                                        ----------  ----------
INVESTMENTS OF INSURANCE SUBSIDIARIES.................................       5,035       5,107

LOANS, NOTES, AND MORTGAGES (NET OF ALLOWANCE FOR LOAN LOSSES OF $117
  IN 1997 AND 1996)...................................................       3,639       3,334

OTHER INVESTMENTS.....................................................       1,315       1,125

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT (NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $2,609 IN 1997 AND $2,523 IN
  1996)...............................................................       1,706       1,670

OTHER ASSETS..........................................................       2,143       2,185
                                                                        ----------  ----------
TOTAL ASSETS..........................................................  $  247,603  $  213,016
                                                                        ----------  ----------
                                                                        ----------  ----------

See Notes to Consolidated Financial Statements

                    MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Dollars in Millions, Except Per Share Amounts)
LIABILITIES, PREFERRED SECURITIES ISSUED BY                MARCH 28,     DEC. 27,
SUBSIDIARIES, AND STOCKHOLDERS' EQUITY                        1997         1996
---------------------------------------------------------  ---------     --------
LIABILITIES

REPURCHASE AGREEMENTS....................................  $ 70,886       $ 62,669
                                                           --------       --------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS.........    49,824         39,333
                                                           --------       --------
TRADING LIABILITIES, AT FAIR VALUE
U.S. Government and agencies.............................    14,586         13,965
Contractual agreements...................................    11,348         11,221
Equities and convertible debentures......................    14,011          8,332
Non-U.S. governments and agencies........................     8,088          7,135
Corporate debt and preferred stock.......................     2,652          2,762
Municipals...............................................        98            130
                                                           --------       --------
Total....................................................    50,783         43,545
                                                           --------       --------
CUSTOMERS................................................    13,456         11,758

INSURANCE................................................     4,919          5,010

BROKERS AND DEALERS......................................     5,554          3,407

OTHER LIABILITIES AND ACCRUED INTEREST...................    14,942         13,973

LONG-TERM BORROWINGS.....................................    29,687         26,102
                                                           --------       --------
TOTAL LIABILITIES........................................   240,051        205,797
                                                           --------       --------
PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                     627            327
                                                           --------       --------
STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY...........................       425            619
                                                           --------       --------
COMMON STOCKHOLDERS' EQUITY
Common stock, par value $1.33 1/3 per share; authorized:
  500,000,000 shares; issued: 1997 and 1996--236,330,162
  shares.................................................       315            315
Paid-in capital..........................................     1,381          1,304
Foreign currency translation adjustment..................         8             10
Net unrealized gains on investment securities
  available-for-sale (net of applicable income tax expense
  of $7 in 1997 and $5 in 1996)..........................        13              9
Retained earnings........................................     8,272          7,868
                                                           --------       --------
    Subtotal.............................................     9,989          9,506

Less:
  Treasury stock, at cost:
     1997--70,401,920 shares;
     1996--70,705,598 shares............................      2,956          2,895
  Unallocated ESOP reversion shares, at cost:
     1997--467,575 shares;
     1996--1,538,778 shares.............................          7             24
  Employee stock transactions...........................        526            314
                                                           --------       --------
TOTAL COMMON STOCKHOLDERS' EQUITY.......................      6,500          6,273
                                                           --------       --------
TOTAL STOCKHOLDERS' EQUITY..............................      6,925          6,892
                                                           --------       --------
TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY
 SUBSIDIARIES, AND STOCKHOLDERS' EQUITY.................   $247,603       $213,016
                                                           --------       --------
                                                           --------       --------
BOOK VALUE PER COMMON SHARE.............................   $  39.42       $  38.38
                                                           --------       --------
                                                           --------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                 ----------------------------
                                                                   MARCH 28,       MARCH 29,
(In Millions)                                                        1997            1996
                                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...................................................     $    465         $   410
Noncash items included in earnings:
  Depreciation and amortization................................          105              98
  Policyholder reserves........................................           62              70
  Other........................................................          290             200
(Increase) decrease in operating assets:
  Trading assets...............................................      (17,504)         (1,951)
  Cash and securities segregated for regulatory purposes or
    deposited with clearing organizations......................       (1,855)            313
  Securities borrowed..........................................       (6,025)         (4,169)
  Customers....................................................       (2,459)           (212)
  Sales of trading investment securities.......................          344               --
  Purchases of trading investment securities...................         (329)              --
  Other........................................................       (3,389)         (5,033)
Increase (decrease) in operating liabilities:
  Trading liabilities..........................................        7,237           4,353
  Customers....................................................        1,698            (792)
  Insurance....................................................         (118)           (175)
  Other........................................................        3,030           6,559
                                                                    --------         -------
CASH USED FOR OPERATING ACTIVITIES.............................      (18,448)           (329)
                                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities..................          756             710
  Sales of available-for-sale securities.......................          605             558
  Purchases of available-for-sale securities...................       (1,778)         (1,151)
  Maturities of held-to-maturity securities....................          231             187
  Purchases of held-to-maturity securities.....................         (175)            (62)
  Other investments and other assets...........................         (134)           (376)
  Property, leasehold improvements, and equipment..............         (141)            (95)
                                                                    --------         -------
CASH USED FOR INVESTING ACTIVITIES.............................         (636)           (229)
                                                                    --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements..............        5,470          (3,783)
  Commercial paper and other short-term borrowings.............       10,491           1,123
  Issuance and resale of long-term borrowings..................        5,757           4,572
  Settlement and repurchase of long-term borrowings............       (1,606)         (1,558)
  Issuance of subsidiaries' preferred securities...............          300              --
  Redemption of Remarketed Preferred Stock.....................         (194)             --
  Common stock transactions....................................         (294)           (198)
  Dividends....................................................          (61)            (56)
                                                                    --------         -------
CASH PROVIDED BY FINANCING ACTIVITIES..........................       19,863             100
                                                                    --------         -------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS................          779            (458)

Cash and cash equivalents, beginning of year...................        3,375           3,091
                                                                    --------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................     $  4,154         $ 2,633
                                                                    --------         -------
                                                                    --------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes totaled $19 in 1997 and $25 in 1996.
  Interest totaled $3,256 in 1997 and $2,656 in 1996.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 28, 1997

                              (DOLLARS IN MILLIONS)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Merrill Lynch & Co., Inc. (the "Company") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 27, 1996 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of the management of Merrill Lynch, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report on Form 10-K for the year ended December 27, 1996. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1997 presentation.

ACCOUNTING CHANGE

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidance for determining whether a transfer of financial assets is treated as a sale or a financing.
Additionally, if a transfer qualifies as a financing transaction, the statement contains provisions that may require the recognition of collateral received or provided, in addition to the financing balance.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers for one year the effective date of the collateral provisions for all transactions and the sale provisions for repurchase agreements, securities lending, and similar transactions. These provisions will be applied prospectively to transactions entered into after December 31, 1997; accordingly, the expected impact of adopting such provisions on Merrill Lynch's results of operations cannot be determined.

Merrill Lynch adopted the provisions of SFAS No. 125 not deferred by SFAS No. 127 for all transactions entered into subsequent to December 31, 1996. This resulted in a net increase in Trading Assets and Repurchase Agreements of approximately $3 billion at the end of the 1997 first quarter.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. SFAS No. 128 simplifies the guidance for computing earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes dilution related to incremental shares and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes incremental shares.

Presented below is basic and diluted EPS under SFAS No. 128 compared with primary and fully diluted EPS for the first quarters of 1997 and 1996:

                                                                THREE MONTHS ENDED
                                                             ------------------------
                                                               MARCH 28,    MARCH 29,
                                                                1997         1996
                                                            -----------  -----------
Pro Forma SFAS No. 128:
Basic......................................................   $    2.75    $    2.30
Diluted....................................................        2.33         2.02

As Currently Reported:
Primary....................................................   $    2.34    $    2.03
Fully diluted..............................................        2.34         2.03

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

    Commercial paper and other short-term borrowings at March 28, 1997 and December 27, 1996 are presented below:

                                                                MARCH 28,   DEC. 27,
                                                                  1997        1996
                                                             -----------  ---------
Commercial paper...........................................   $  28,546   $  23,558
Demand and time deposits...................................       9,229       9,311
Securities loaned..........................................       5,223       2,751
Bank loans and other.......................................       6,826       3,713
                                                             -----------  ---------
Total......................................................   $  49,824   $  39,333
                                                             -----------  ---------
                                                             -----------  ---------

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Merrill Lynch enters into various derivative contracts to meet clients' needs and to manage its own market risks. Derivative contracts often involve future commitments to exchange interest payment streams or currencies (such as interest rate and currency swaps or foreign exchange forwards) or to purchase or sell other financial instruments at specified terms on a specified date. Options, for example, can be purchased or written on a wide range of financial instruments such as securities, currencies, futures, and various market indices.

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:

(In billions)
                                                           INTEREST RATE   CURRENCY     EQUITY PRICE       COMMODITY PRICE
MARCH 28, 1997                                              RISK(1)(2)       RISK(3)        RISK                RISK
--------------                                             -------------  -----------  ---------------  ---------------------
Swap agreements..........................................    $   1,284     $     144      $      13           $       3
Forward contracts........................................           37           200             --                  18
Futures contracts........................................          115             1              9                   3
Options purchased........................................           92            70             30                   3
Options written..........................................          124            67             43                   4

December 27, 1996
-----------------

Swap agreements..........................................    $   1,212     $     140      $      13           $       3
Forward contracts........................................           24           147              1                  17
Futures contracts........................................          126             2              7                   5
Options purchased........................................           85            76             21                   3
Options written..........................................          118            72             31                   3


(1) Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument, such as total return swaps and similar instruments.

(2) Forward contracts subject to interest rate risk principally represent "To Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.

(3) Included in the currency risk category are certain contracts that are also subject to interest rate risk.

The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

                                                                        MARCH 28,      DECEMBER 27,
(In billions)                                                             1997             1996
--------------                                                        -------------  -----------------
Interest rate derivatives(1)........................................    $      41        $      36
Currency derivatives(1).............................................            9                7
Equity derivatives..................................................            2                2


(1) Includes swap contracts totaling $1 billion notional that contain embedded options hedging callable debt at both dates.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of March 28, 1997 would not have a material effect on the consolidated financial condition of Merrill Lynch.

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

On February 6, 1997, Merrill Lynch Preferred Capital Trust II (the "Trust"), a Merrill Lynch subsidiary, issued $300 million of 8% Trust Originated Preferred Securities (Service Mark). The Trust holds preferred securities of a partnership, which is also a subsidiary of Merrill Lynch. The assets of the partnership consist primarily of debt securities of the Company and one of its subsidiaries. Merrill Lynch has guaranteed, on a subordinated basis, certain payments by the Trust and the partnership.

REMARKETED PREFERRED (Service Mark) STOCK, SERIES C ("RP STOCK")

Merrill Lynch redeemed all outstanding shares of RP Stock in the first quarter of 1997. The RP Stock was redeemed on the dividend reset date of each series, with all shares redeemed by March 4, 1997.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of Merrill Lynch, is subject to net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 28, 1997, MLPF&S's regulatory net capital of $1,372 was 8% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,031.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of Merrill Lynch, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 28, 1997, MLGSI's liquid capital of $868 was 194% of its total market and credit risk, and liquid capital in excess of the minimum required was $363.

Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At March 28, 1997, MLI's financial resources were $2,144, and exceeded the minimum requirement by $497.

Merrill Lynch Capital Markets PLC ("MLCM"), a U.K. subsidiary of Merrill Lynch and a dealer in over-the-counter equity derivatives, became subject to the capital requirements of the SFA on January 1, 1997. At March 28, 1997, MLCM's financial resources were $1,509, and exceeded the minimum requirement by $588. During the 1997 first quarter, MLI became Merrill Lynch's primary dealer for new equity derivatives business.

INTEREST EXPENSE

Interest expense includes payments in lieu of dividends of $2.1 and $1.6 for the first quarters of 1997 and 1996, respectively.

LITIGATION MATTER

An action is pending in the United States District Court for the Central District of California by Orange County, California (the "County"), which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against the Company and certain of its subsidiaries in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions are pending against the Company and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to Merrill Lynch arising out of Merrill Lynch's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by the Company's subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to Merrill Lynch's audited consolidated financial statements contained in the 1996 10-K as well as "Legal Proceedings" in the 1996 10-K and this Quarterly Report on Form 10-Q.

SUBSEQUENT EVENT

On April 15, 1997, Merrill Lynch's Board of Directors declared a two-for-one common stock split, to be effected in the form of a 100% stock dividend, payable on May 30, 1997 to stockholders of record on May 2, 1997. The par value of the common stock will remain at $1.33 1/3 per share. Accordingly, an adjustment from paid-in capital to common stock will be required to preserve the par value of the post-split shares. Pro forma earnings per share, giving retroactive effect to the two-for-one common stock split, for the three-month periods ended March 28, 1997 and March 29, 1996 follow:

                                                                            THREE MONTHS ENDED
                                                                         ------------------------
                                                                          MARCH 28,    MARCH 29,
                                                                            1997         1996
                                                                         -----------  -----------
Earnings per common share:
Primary................................................................   $    1.17    $    1.01
Fully diluted..........................................................   $    1.17    $    1.01

Weighted average shares (in thousands):
Primary................................................................     389,067      392,450
Fully diuted..........................................................      389,067      392,450

Financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the common stock split.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 28, 1997, and the related condensed statements of consolidated earnings and consolidated cash flows for the three-month periods ended March 28, 1997 and March 29, 1996. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 27, 1996, and the related statements of consolidated earnings, changes in consolidated stockholders' equity and consolidated cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
    New York, New York


May 9, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Merrill Lynch & Co., Inc. and its subsidiaries (collectively referred to as "Merrill Lynch") conduct their businesses in global financial markets that are influenced by many factors, including economic and market conditions, political events, and investor sentiment. The reaction of issuers and investors to a particular condition or event is unpredictable and can increase volatility in the marketplace. While high volatility increases risk, it may also increase order flow, which drives many of Merrill Lynch's businesses. Earnings also can be affected by other global market and economic conditions, including the liquidity of secondary markets; the level and volatility of interest rates, currency exchange rates, and security valuations; competitive conditions; and the size, number, and timing of transactions. As a result, revenues and net earnings can vary significantly from quarter to quarter, and from year to year.

Global financial markets were generally strong during 1996, led by a stable U.S. economy and heightened investor and issuer activity. This trend continued into the first quarter of 1997; however, higher interest rates, weakness in technology stocks, and investor concern about inflation and future corporate earnings growth led to a slowdown toward the end of the quarter.

U.S. equity markets, which posted significant gains in 1996, advanced slightly in the 1997 first quarter with the Dow Jones Industrial Average ("DJIA") reaching a record in early March. Subsequently, U.S. equity values decreased as investors anticipated the Federal Reserve Board's decision to increase the overnight lending rate in an effort to stem inflation. As the first quarter ended, predictions that the Federal Reserve Board would raise rates again contributed to further declines in U.S. equity markets.

U.S. bond markets, which were volatile in 1996, trended upward in the first quarter of 1997. Long-term interest rates, which gradually increased throughout the quarter, rose above 7% in March when the Federal Reserve Board raised the overnight lending rate. Interest rates for the 1997 first quarter were generally higher relative to the year-ago period.

Overall, global equity markets, as measured by the Dow Jones World Index, remained relatively flat during the 1997 first quarter. With some notable exceptions, such as Japan, Hong Kong, Singapore, and Thailand, many major stock markets surpassed the 2% increase in the DJIA by large margins due to falling inflation, high corporate earnings growth, and low stock valuations. Nevertheless, the strength of the dollar versus non-U.S. currencies in the first quarter of 1997 lowered these returns in U.S. dollar terms.

Global underwriting volume in the 1997 first quarter was up from the 1996 first quarter, even as interest rates rose. The first quarter increase was fueled by debt issuances, but higher interest rates and concerns about sustainability of U.S. equity market price levels dampened underwriting volume in equities. In particular, initial public offerings fell nearly 30%, to $5.9 billion, from $8.6 billion in the first three months of 1996, according to Securities Data Co. ("SDC").

Strategic services activities remained strong during the 1997 first quarter, reflecting a continuation of the high level of mergers and acquisitions activity experienced in 1996. Driven by globalization and other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.

The strong financial markets that characterized 1996 continued into the 1997 first quarter, but began to weaken toward the end of the quarter and into April. Due to the cyclical nature of the financial services industry, Merrill Lynch continually evaluates its businesses across market cycles for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effect of market downturns by expanding its global presence, developing and maintaining long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.

RESULTS OF OPERATIONS

                                                                                                            INCREASE/ (DECREASE)
                                                                        FOR THE THREE MONTHS ENDED
                                                                   -------------------------------------        1Q97 VERSUS
                                                                    MARCH 28,    DEC. 27,     MARCH 29,
(In millions, except per share amounts)                               1997         1996         1996             4Q96        1Q96
                                                                   -----------  -----------  -----------        -----       -----
Total revenues...................................................   $   7,451    $   6,601    $   6,019           13%          24%
Net revenues.....................................................       3,841        3,382        3,261           14           18
Net earnings.....................................................         465          445          410            5           14
Net earnings applicable to common stockholders...................         455          433          398            5           14
Earnings per common share:
  Primary........................................................        2.34         2.29         2.03            2           15
  Fully diluted..................................................        2.34         2.27         2.03            3           15
Return on average common stockholders' equity....................        28.3%        28.5%        28.2%          (1)          --

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

The discussion that follows emphasizes the comparison between the first quarters of 1997 and 1996 and presents additional information on the comparison between the first quarter of 1997 and the fourth quarter of 1996, where appropriate.

Merrill Lynch's record net earnings of $465 million in first quarter 1997 surpassed its previous record in fourth quarter 1996 by 5%. Record revenues in commissions, principal transactions, investment banking, and asset management and portfolio service fees, partially offset by increased costs, particularly performance-based compensation and technology-related expenses, led to record net earnings. Intra-quarter results, which were exceptionally strong for the first nine weeks of 1997, slowed in March as investors anticipated prospective increases in interest rates by the Federal Reserve Board. Less favorable market conditions continued into April as average weekly net revenues for the fiscal month were approximately 17% below average weekly net revenues for the 1997 first quarter, but only slightly lower than average weekly net revenues for April 1996. Nevertheless, due to the uncertainty of financial markets and interest rates, net revenues for April 1997 may not be indicative of net revenues for the 1997 second quarter.

Commissions revenues are summarized as follows:

                                                                                    THREE MONTHS ENDED
                                                                                  -----------------------
                                                                                   MARCH 28,    MARCH 29,      PERCENT
(In millions)                                                                        1997         1996        INCREASE
                                                                                  -----------  -----------  -------------
Listed and over-the-counter.....................................................   $     625    $     548            14%
Mutual funds....................................................................         344          299            15
Other...........................................................................         146          142             3
                                                                                   ---------    ---------
Total...........................................................................   $   1,115    $     989            13
                                                                                   ---------    ---------
                                                                                   ---------    ---------

Commissions revenues from listed and over-the-counter securities increased 14% as a result of higher trading volumes on most non-U.S. exchanges and the New York Stock Exchange. Mutual fund commissions revenues rose due to higher distribution fees, primarily related to prior period sales, and strong first quarter sales of U.S. funds.

Significant components of interest and dividend revenues and interest expense follow:

                                                                            Three Months Ended
                                                                         ------------------------
                                                                          March 28,    March 29,
(In millions)                                                               1997         1996
-----------------------------------------------------------------------  -----------  -----------
Interest and dividend revenues:
Trading assets.........................................................   $   1,226    $     958
Securities borrowed....................................................         832          676
Resale agreements......................................................         931          689
Margin lending.........................................................         451          373
Other..................................................................         408          314
                                                                         -----------   ---------
  Subtotal.............................................................       3,848        3,010
                                                                         -----------   ---------
Interest expense:
Borrowings.............................................................       1,515        1,117
Repurchase agreements..................................................       1,063          847
Trading liabilities....................................................         753          552
Other..................................................................         279          242
                                                                         -----------   ---------
  Subtotal.............................................................       3,610        2,758
                                                                         -----------   ---------
Net interest and dividend profit.......................................   $     238    $     252
                                                                         -----------   ---------
                                                                         -----------   ---------

Merrill Lynch hedges certain of its long- and short-term payment obligations with interest rate and currency swaps. The effect of these hedges, which is included in "Borrowings" above, decreased interest expense by approximately $6 and $22 million for the 1997 and 1996 first quarters, respectively.

Net interest and dividend profit declined 6% from the 1996 first quarter. Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates.

Principal transactions revenues were up 8% from the 1996 first quarter to $1.1 billion due to higher trading revenues from fixed-income products and interest rate and currency swaps, partially offset by declines in equity trading revenues.

The table that follows provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

                                               Principal      Net Interest       Net
                                              Transactions      Revenues       Trading
(In millions)                                   Revenues       (Expenses)     Revenues
--------------------------------------------  ------------    ------------  -----------
1997 First Quarter
------------------
Equities and equity derivatives.............     $  316           $(31)         $  285
Taxable fixed-income........................        325             80             405
Interest rate and currency swaps............        310            (37)            273
Municipals..................................         82              5              87
Foreign exchange and commodities............         30             (1)             29
                                                 -------        --------        -------
Total.......................................     $1,063           $ 16          $1,079
                                                 -------        --------        -------
                                                 -------        --------        -------
1996 First Quarter
------------------
Equities and equity derivatives.............     $  347           $(29)         $  318
Taxable fixed-income........................        265             58             323
Interest rate and currency swaps............        255             (9)            246
Municipals..................................         75              1              76
Foreign exchange and commodities............         40             (3)             37
                                                 --------       ---------       -------
Total.......................................     $  982           $ 18          $1,000
                                                 --------       ---------       -------
                                                 --------       ---------       -------


Trading and related hedging and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of its trading activities, Merrill Lynch aggregates net interest and principal transactions revenues. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned less financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.

Equities and equity derivatives trading revenues were $316 million, down 9% from the 1996 first quarter due to lower trading revenues from foreign equities and convertible securities, which were partially offset by higher trading revenues in equity derivatives. Weakness in the Japanese equity market contributed to lower trading revenues from foreign equities and convertible securities.

Taxable fixed-income trading revenues were $325 million, up 22% from the 1996 first quarter. Higher trading revenues from corporate bonds and preferred stock and money market instruments were partially offset by lower revenues from U.S. Government and agencies securities. The increase in trading revenues from corporate bonds and preferred stock was attributable to improved liquidity in corporate debt markets resulting from growing investor concerns regarding price levels of U.S. equities. In addition, credit spreads narrowed as liquidity increased and views improved for certain sectors, particularly telecommunications. Trading revenues from money market instruments benefited in part from increased floating-rate note activity in European markets. Investor expectations of higher interest rates led to lower trading volume in U.S. Government and agencies securities.

Interest rate and currency swap trading revenues increased 21% to $310 million due to higher revenues from structured products, particularly derivatives related to currencies and emerging market securities, and higher customer demand for U.S. dollar-denominated transactions. Municipal securities trading revenues were up 11% from last year's first quarter to $82 million primarily due to increased investor demand for tax-advantaged products. Foreign exchange and commodities trading revenues, in the aggregate, decreased to $30 million, down 25% from the 1996 first quarter.

A summary of Merrill Lynch's investment banking revenues follows:

                                                                        Three Months Ended
                                                                      -----------------------
                                                                       March 28,    March 29,     Percent
(In millions)                                                            1997         1996       Increase
------------                                                           ---------    ---------    --------
Underwriting revenues................................................    $451         $294          54%
Strategic services revenues..........................................     157           84          86
                                                                       ------       ------
Total................................................................    $608         $378          61
                                                                       ------       ------
                                                                       ------       ------

Underwriting revenues advanced from the 1996 first quarter due to higher equity and debt underwriting volume for Merrill Lynch and increased fees from private placements and commercial loan syndications. Merrill Lynch's underwriting market share data per SDC for the first quarters of 1997 and 1996 follows:

                                        Three Months Ended     Three Months Ended
                                           March 28, 1997        March 29, 1996
                                        ------------------     ------------------
                                        Market                 Market
                                         Share        Rank      Share        Rank
                                        ------        ----     ------        ----
U.S.
    Debt..........................       15.3%         1        16.0%          1
    Equity........................       19.3          1        11.6           2
    Debt and Equity...............       16.1          1        16.0           1
GLOBAL
    Debt..........................       12.3          1        11.6           1
    Equity........................       19.8          1         9.6           2
    Debt and Equity...............       13.2          1        11.8           1

------------------------

"SDC statistics are based on full credit to book manager."

Although industrywide volume was down for equity underwriting, Merrill Lynch's U.S. and Global market shares increased significantly from a year ago, leading to higher fees in the first quarter of 1997 compared with the first quarter of 1996. Debt underwriting fees also rose from the first quarter of 1996 due to an increase in debt underwriting volume industrywide.

Strategic services revenues advanced to a record $157 million, benefiting from strong mergers and acquisitions activity and significant gains in market share from a year ago. Merrill Lynch's mergers and acquisitions market share information for the first quarters of 1997 and 1996 follows:


                                        Three Months Ended     Three Months Ended
                                           March 28, 1997        March 29, 1996
                                        ------------------     ------------------
                                        Market                 Market
                                         Share        Rank      Share        Rank
                                        ------        ----     ------        ----
COMPLETED TRANSACTIONS
     U.S...........................      20.3%          2       10.7%          7
     Global........................      11.8           4        7.8           9
ANNOUNCED TRANSACTIONS
     U.S...........................      41.3           1       15.5           4
     Global........................      31.8           1        9.5           7

"SDC gives full credit to both target and acquiring companies' advisors based on transaction value."

Merrill Lynch's asset management and portfolio service fees are summarized below:

                                                                                   Three Months Ended
                                                                                  ---------------------------------------
                                                                                   March 28,    March 29,      Percent
(In millions)                                                                        1997         1996        Increase
--------------------------------------------------------------------------------  -----------  -----------  -------------

Asset management fees...........................................................     $284         $239           19%
Portfolio service fees..........................................................      178          140           27
Account fees....................................................................      104           97            8
Other fees......................................................................       80           62           29
                                                                                    -----        -----
Total...........................................................................     $646         $538           20
                                                                                    -----        -----
                                                                                    -----        -----

Asset management fees, which include primarily fees earned on mutual funds sponsored by Merrill Lynch, increased due to strong inflows of client assets and net asset appreciation. Total assets in worldwide client accounts reached a record $868 billion at quarter-end, compared with $731 billion at the end of the 1996 first quarter. Assets under management were $247 billion at quarter-end, compared with $208 billion a year ago. New money investments accounted for approximately 53% of the increase from a year ago in client assets and approximately 36% of the increase in assets under management. In addition to new money investments, the 1996 fourth quarter acquisition of Hotchkis and Wiley, a Los Angeles-based asset management company, added approximately $10 billion of assets, principally in private portfolio funds.

Portfolio service fees also benefited from inflows of client assets. Increases in the number of accounts and asset levels led to higher revenues from asset-based fee products, primarily Merrill Lynch Consults (Registered Trademark) and Asset Power (Registered Trademark).

Account fees rose due to an increase in the number of customer and custodial accounts. Other fee-based revenues were up due primarily to increased revenues from mortgage servicing and transfer agency activities.

Other revenues were $171 million, up 40% from $122 million in the 1996 first quarter. The increase was due in part to gains on sales of several partnership investments.

Merrill Lynch's non-interest expenses are summarized below:

                                                                                    Three Months Ended
                                                                                  ---------------------------------------
                                                                                   March 28,    March 29,      Percent
(In millions)                                                                        1997         1996         Increase
--------------------------------------------------------------------------------  -----------  -----------  -------------
Compensation and benefits.......................................................   $   1,988    $   1,691            18%
                                                                                  -----------  -----------
Non-interest expenses, excluding compensation and benefits:
  Communications and equipment rental...........................................         158          131            21
  Occupancy.....................................................................         120          116             4
  Depreciation and amortization.................................................         105           98             7
  Professional fees.............................................................         198          130            52
  Advertising and market development............................................         144          114            26
  Brokerage, clearing, and exchange fees........................................         118          106            11
  Other.........................................................................         244          204            20
                                                                                  -----------  -----------
Total non-interest expenses, excluding compensation and benefits................       1,087          899            21
                                                                                  -----------  -----------
Total non-interest expenses.....................................................   $   3,075    $   2,590            19
                                                                                  -----------  -----------
                                                                                  -----------  -----------
Compensation and benefits as a percentage of net revenues.......................        51.8%        51.8%
Compensation and benefits as a percentage of pretax earnings before compensation
  and benefits..................................................................        72.2%        71.6%

Non-interest expenses were up 19% from the 1996 first quarter. The largest expense category, compensation and benefits expense, rose 18% from the 1996 first quarter due to higher incentive and production-related compensation and increased salary costs. Incentive compensation was up due to improved profitability, while higher production-related compensation was attributable to increased business activity. The increase in salary costs was primarily due to the addition of approximately 4,900 employees since the 1996 first quarter, resulting in approximately 51,300 employees at the end of the 1997 first quarter. Hirings of technical and other support personnel as well as business acquisitions were responsible for approximately 69% of the increase. As a result, the ratio of support employees and sales assistants to producers increased from 1.46:1 in first quarter 1996 to 1.53:1 in first quarter 1997.

Facilities-related costs, which include communications and equipment rental, occupancy, and depreciation and amortization rose 11% to $383 million as increased business volumes and continued emphasis on technology initiatives led to higher costs.

Professional fees were up 52%, partly due to higher management and systems consulting costs related to various strategic market studies and technology projects. Advertising and market development expense rose 26% as a result of increased international travel and higher client promotion costs. Brokerage, clearing, and exchange fees were up 11% due to increased trading volume, particularly in international equity markets. Other expenses rose 20% as a result of increases in provisions related to various business activities, office supplies and postage costs, and goodwill amortization.

Income tax expense was $291 million in the 1997 first quarter. The effective tax rate in the 1997 first quarter was 38.0%, compared with 39.0% in the year-ago period.

LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of Merrill Lynch's funding policies is to assure liquidity at all times. Merrill Lynch's liquidity management strategy has three key components: (i) to maintain alternative funding sources such that all debt obligations maturing within one year can be funded when due without issuing new unsecured debt or liquidating any business assets; (ii) to concentrate unsecured, general purpose borrowings at the parent company level; and (iii) to expand and diversify Merrill Lynch's funding programs.

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding sources include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured credit facilities ("Credit Facilities") provided by banks, which at March 28, 1997 totaled $6.3 billion and were not drawn upon. Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon the Credit Facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turn over frequently and are typically match-funded with liabilities having similar maturities and cash flow characteristics. At March 28, 1997, substantially all of Merrill Lynch's assets were considered readily marketable by management.

Merrill Lynch concentrates its unsecured, general purpose borrowings at the parent company level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are reduced financing costs; simplicity, control, and wider name recognition by creditors of Merrill Lynch; and enhanced flexibility to meet fluctuating funding requirements across subsidiaries.

Finally, Merrill Lynch strives to expand and diversify its funding programs and investor and creditor base. Merrill Lynch benefits by distributing its debt through its own sales force to a large, diversified customer base. Additionally, Merrill Lynch maintains strict concentration standards for short-term borrowings, including limits for any single investor.

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $28.5 billion at March 28, 1997 and $23.6 billion at December 27, 1996, which represented 12% and 11% of total assets at first quarter-end 1997 and year-end 1996, respectively.

Outstanding long-term debt at March 28, 1997, increased to $29.7 billion, from $26.1 billion at year-end 1996.

At March 28, 1997, Merrill Lynch's senior long-term debt and preferred stock were rated by recognized credit rating agencies, as follows:

                                                          Senior     Preferred
                                                           Debt        Stock
Rating Agency                                             Rating      Rating
----------------------------------------------------  -----------  ------------
Duff & Phelps Credit Rating Co.                              AA        AA-
Fitch Investors Service, L.P.                                AA        AA-
IBCA Inc.                                                    AA-       Not Rated
Japan Bond Research Institute                                AA        Not Rated
Moody's Investors Service, Inc.                              Aa3       aa3
Standard & Poor's                                            AA-       A
Thomson BankWatch, Inc.                                      AA+       Not Rated
-------------------------------------------------------------------------------

During the first three months of 1997, Merrill Lynch issued $5.4 billion in long-term debt. During the same period, maturities and repurchases were $1.4 billion. In addition, approximately $316 million of Merrill Lynch's long-term debt securities held by subsidiaries were sold and $202 million were purchased. At March 28, 1997, $22.4 billion of term debt had maturity dates beyond one year.

Approximately $64.1 billion of Merrill Lynch's indebtedness at March 28, 1997 is considered senior indebtedness as defined in its subordinated indenture.

As part of Merrill Lynch's overall liquidity management strategy, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. Insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At March 28, 1997, approximately 88% of invested assets of insurance subsidiaries were considered liquid by management.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

Merrill Lynch is one of the most highly capitalized U.S. institutions primarily involved in the global securities business, with $6.5 billion in common equity and $425 million in preferred stock at March 28, 1997. During the first quarter of 1997, the parent company redeemed all of its $194 million Remarketed Preferred (Service Mark) Stock, Series C shares. In February 1997 a subsidiary of Merrill Lynch issued $300 million of perpetual Trust Originated Preferred Securities (Service Mark). These subsidiary-issued preferred securities, in addition to $327 million of preferred securities outstanding in other subsidiaries, further strengthen Merrill Lynch's equity capital base.

Merrill Lynch's leverage ratios were as follows:

                                                                                           Adjusted
                                                                              Leverage     Leverage
                                                                              Ratio(1)     Ratio(2)
                                                                             -----------  -----------
Period-end
  March 28, 1997...........................................................       32.8x        20.6x
  December 27, 1996........................................................       29.5x        18.0x
Average (3)
  Three months ended
    March 28, 1997.........................................................       33.4x        19.9x
  Year ended
    December 27, 1996......................................................       33.5x        19.9x



(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.

(2) Total assets less resale agreements and securities borrowed to total stockholders' equity and preferred securities issued by subsidiaries.

(3) Based on month-end balances.

Overall capital needs are continually reviewed to ensure that Merrill Lynch's capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of its subsidiaries. Statistically-based product risk models are used to estimate potential losses arising from market and credit risks. These dynamic models incorporate changes in business risk into Merrill Lynch's equity requirements. Based upon these analyses and other criteria, management believes that Merrill Lynch's equity base is adequate.

Merrill Lynch operates in many regulated businesses that require various minimum levels of capital. (See "Regulatory Requirements" section in Notes to the Consolidated Financial Statements--Unaudited.) Merrill Lynch's broker-dealer, banking, insurance, and futures commission merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

AVERAGE ASSETS AND LIABILITIES

Merrill Lynch monitors changes in its balance sheet using average daily balances which are determined on a settlement date basis and reported for management information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances.

For the first three months of 1997, average daily assets were $251 billion, up 6% versus $237 billion for the 1996 fourth quarter. Average daily liabilities rose 6% to $244 billion from $230 billion for the 1996 fourth quarter. The major components in the growth of average daily assets and liabilities for the 1997 first quarter are summarized as follows:

                                                                Increase in
                                                               Average Assets     Percent Increase
                                                               ---------------  ---------------------
(In millions)

Trading assets...............................................     $   7,646               9%
Resale agreements and securities borrowed....................     $   4,924               5


                                                               Increase in
                                                                 Average
                                                               Liabilities       Percent Increase
                                                            -----------------  ---------------------
Trading liabilities.......................................      $   6,623                 14%
Long-term borrowings......................................      $   3,283                 13
Repurchase agreements and securities loaned...............      $   2,910                  3


Due to the adoption of SFAS No. 125 average Trading Assets and Repurchase Agreements balances increased by approximately $1.5 billion. (See "Accounting Change" section in the Notes to the Consolidated Financial Statements (Unaudited) for more information on SFAS No. 125.) In addition, during the first quarter of 1997, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased to meet higher customer demand. Repurchase agreements and securities loaned transactions and resale agreements and securities borrowed transactions rose to fund the increase in trading activity. In addition, these transactions increased as a result of expanded matched-book activity, primarily involving governments and agencies securities.

Assets are funded through diversified sources which include repurchase agreements, commercial paper and other unsecured short-term borrowings, long-term borrowings, and equity. In addition to the increase in repurchase agreements and securities loaned transactions, the growth in average assets was funded by higher long-term borrowings, particularly medium-term notes.

NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS

Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes these risks and, whenever possible, employs strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

NON-INVESTMENT GRADE HOLDINGS

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have continued to increase to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. Non-investment grade securities have been defined as debt and preferred equity securities rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade. Non-investment grade trading inventories are carried at fair value.

Merrill Lynch's insurance subsidiaries also hold non-investment grade securities that are classified as available-for-sale and are carried at fair value.

A summary of positions with non-investment grade issuers (for cash instruments) or counterparties (for derivatives in a gain position) follows:

                                                                              March 28,    Dec. 27,
(In millions)                                                                   1997         1996
----------------------------------------------------------------------------------------------------
Trading assets:
  Cash instruments.........................................................   $   8,874    $   7,585
  Derivatives(1)...........................................................       2,070        2,470
Trading liabilities--cash instruments......................................       1,465          905
Insurance subsidiaries' investments........................................         211          206
----------------------------------------------------------------------------------------------------

(1) Collateral of $607 and $848 was obtained at March 28, 1997 and December 27, 1996, respectively, to reduce risk related to these derivative balances.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 28, 1997, the carrying value of such debt and equity securities totaled $152 million, of which 56% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 27, 1996, of which 58% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $369 million and $351 million at March 28, 1997 and year-end 1996, respectively.

Derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swap) or potentially force ownership of the underlying security (e.g., short put option). In addition, derivatives may subject Merrill Lynch to credit spread risk, since changes in credit quality of the underlying securities may affect the derivatives' fair values.

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

                                                                               March 28,      Dec. 27,
(In millions)                                                                    1997           1996
--------------------------------------------------------------------------------------------------------
Derivative fair values:
  Trading assets(1)........................................................   $      42      $      63
  Trading liabilities......................................................          71             64
  Derivative notionals (off-balance-sheet) (2).............................       2,543          2,895
--------------------------------------------------------------------------------------------------------

(1) Included in these amounts are $17 and $9 at March 28, 1997 and year-end 1996, respectively, that are also exposed to credit risk related to a non-investment grade counterparty, which are included in the preceding table.

(2) Calculated as notional subject to strike or reference price.

Merrill Lynch engages in hedging strategies to reduce its exposure associated with non-investment grade positions by purchasing an option to sell the related security or by entering into other offsetting derivative contracts. Merrill Lynch also uses non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions.

A summary of cash instruments and derivatives used to hedge the credit risk of non-investment grade positions follows:

                                                                            March 28,    Dec. 27,
(In millions)                                                                 1997         1996
---------------------------------------------------------------------------------------------------
Trading assets--cash instruments.........................................   $     713    $     905
Derivative notionals (off-balance-sheet)(1)..............................       1,619        1,311
---------------------------------------------------------------------------------------------------

  (1) Calculated as notional subject to strike or reference price.

At March 28, 1997 the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $1.1 billion, which primarily represented hedges of other financial instruments.

HIGHLY LEVERAGED TRANSACTIONS

Merrill Lynch provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. Merrill Lynch provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select basis. In addition, Merrill Lynch syndicates loans for non-investment grade companies or in connection with highly leveraged transactions and may retain a residual portion of these loans.

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be determined on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

                                                                            March 28,    Dec. 27,
(In millions)                                                                 1997         1996
---------------------------------------------------------------------------------------------------
Loans (net of allowance for loan losses)(1)..............................        $317         $340
Equity investments(2)....................................................         110          113
Partnership interests....................................................         105          104
Bridge loan(3)...........................................................          75           31
Additional commitments to invest in partnerships.........................          76           82
Unutilized revolving lines of credit and other lending commitments.......         148          301
---------------------------------------------------------------------------------------------------

(1) Represented outstanding loans to 31 and 36 medium-sized companies at March 28, 1997 and year-end 1996, respectively.

(2) Invested in 47 and 48 enterprises at March 28, 1997 and year-end 1996, respectively.

(3) The bridge loans outstanding at first quarter 1997 and year-end 1996 were repaid subsequent to their respective period ends.

At March 28, 1997, no one industry sector accounted for more than 22% of total non-investment grade positions and highly leveraged transactions.

STATISTICAL DATA

Selected statistical data for the last five quarters are presented below for informational purposes:

                                            1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.    1st Qtr.
                                              1996        1996        1996        1996        1997
                                           ----------  ----------  ----------  ----------  ----------
CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in U.S. Client Accounts............ $     691      $  714     $  735      $  792      $  818
 Assets in non-U.S.
   Client Accounts.........................        40          42         44          47          50
                                           ----------  ----------  ----------  ----------  ----------
Total Assets in Client Accounts............ $     731      $  756     $  779      $  839      $  868
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------
Assets under management:
  Money Market............................. $      89      $   84     $   86      $   90      $   99
  Equity...................................        51          53         54          59          62
  Fixed-Income.............................        41          41         42          43          43
  Private Portfolio........................        23          25         27          38          40
  Insurance................................         4           4          4           4           3
                                           ----------  ----------  ---------   ---------   ---------
Total assets under management.............. $     208      $  207     $  213      $  234      $  247
                                           ----------  ----------  ---------   ---------   ---------
                                           ----------  ----------  ---------   ---------   ---------
  ML Consults (Registered Trademark)....... $      18      $   19     $   20      $   21      $   21
  Mutual Fund Advisor(Service Mark) and
   Asset Power (Registered Trademark)...... $       7      $    7     $    8      $    9      $   10
  401(k) Assets............................ $      38      $   40     $   41      $   45      $   47
UNDERWRITING (DOLLARS IN
  BILLIONS)(A):
Global Debt and Equity:
  Volume................................... $      45      $   47     $   45      $   50      $   56
  Market Share.............................      11.8%       12.7%      14.0%       13.2%       13.2%
U.S. Debt and Equity:
  Volume................................... $      39      $   39     $   36      $   42      $   45
  Market Share.............................      16.0%       15.8%      16.9%       16.7%       16.1%
-----------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S......................................    39,400      39,900     41,400      42,200      42,900
  Non-U.S..................................     7,000       7,100      7,400       7,600       8,400
                                           ----------  ----------  ---------   ---------   ---------
  TOTAL....................................    46,400      47,000     48,800      49,800      51,300
                                           ----------  ----------  ---------   ---------   ---------
                                           ----------  ----------  ---------   ---------   ---------
  Financial Consultants and
    Account Executives
    Worldwide..............................    13,900      14,000     14,300      14,400      14,600
  Support Personnel to Producer
    ratio (B)..............................      1.46        1.47       1.48        1.51        1.53
INCOME STATEMENT:
  Net Earnings (in millions)............... $     410     $   433    $   331    $    445    $    465
  Annualized Return on
    Average Common Stockholders'
    Equity.................................      28.2%       29.2%      21.5%       28.5%       28.3%
  Earnings per Common Share(C):
    Primary................................ $    2.03     $  2.19   $   1.69    $   2.29    $   2.34
    Fully Diluted.......................... $    2.03     $  2.19   $   1.68    $   2.27    $   2.34
BALANCE SHEET (IN MILLIONS):
  Total Assets............................. $ 195,884     $205,175  $207,911    $213,016    $247,603
  Total Stockholders' Equity............... $   6,364     $  6,514  $  6,618    $  6,892    $  6,925
SHARE INFORMATION (IN  THOUSANDS)(C):
  Weighted Average Shares Outstanding:
    Primary................................   196,225      192,933   189,210     189,445     194,534
    Fully Diluted..........................   196,225      192,933   190,634     190,703     194,534
  Common Shares Outstanding (D)............   173,040      168,924   165,629     164,086     165,461
  Shares Repurchased.......................     4,543        6,060     4,552       3,424       3,769
-----------------------------------------------------------------------------------------------------

(A) Full credit to book manager. All market share data are derived from Securities Data Co.

(B) Support personnel includes sales assistants.

(C) Earnings per common share amounts and other share information have not been adjusted for the two-for-one common stock split, effective May 30, 1997.

(D) Does not include 2,895, 2,529, 2,093, 1,539, and 468 unallocated reversion shares held in the Employee Stock Ownership Plan at period end March 31, 1996, June 28, 1996, September 27, 1996, December 27, 1996, and March 28,
    1997, respectively, which are not considered outstanding for accounting purposes.

                             PART II - OTHER INFORMATION
                             ---------------------------

Item 1.    Legal Proceedings
           -----------------

NASDAQ Antitrust Litigation.
---------------------------

The following developments have occurred since the filing of the 1996 Form 10-K with respect to the NASDAQ Antitrust Litigation described therein. On April 23, 1997, the United States District Court for the Southen District of New York approved the proposed settlement of the civil antitrust complaint filed by the Antitrust Division of the United States Department of Justice.

GSLIC Litigation.
----------------

The following developments have occurred since the filing of the 1996 Form 10-K with respect to the GSLIC litigation described therein. On May 6, 1997, the GSLIC Litigation was dismissed by the Supreme Court of the State of New York, New York County.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

On April 15, 1997, the Corporation held its Annual Meeting of Stockholders, at which 89.4% of the shares of Common Stock, par value $1.33 1/3 per share, outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of five directors to the Board of Directors to hold office for a term of three years; (ii) the approval of a proposal to amend the ML & Co. Long-Term Incentive Compensation Plan; (iii) the approval of a proposal to amend a definition in the performance goal formula applicable to annual cash bonuses and grants of restricted shares and units to executive management; (iv) a stockholder proposal concerning cumulative voting in the election of directors; and (v) a stockholder proposal concerning disclosure of the relationship of derivatives claims to underlying assets. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all five nominees to three year terms as members of the Board of Directors as set forth in the Corporation's Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: William O. Bourke received 148,322,202 votes in favor and 2,102,911 votes were withheld; W.H. Clark received 148,265,418 votes in favor and 2,159,695 votes were withheld; Stephen L. Hammerman received 148,345,075 votes in favor and 2,080,038 votes were withheld; Aulana L. Peters received 147,308,892 votes in favor and 3,116,221 votes were withheld; and John J. Phelan, Jr. received 148,362,681 votes in favor and 2,062,432 votes were withheld.

The stockholders approved the proposal to amend the ML & Co. Long-Term Incentive Compensation Plan. The votes cast for and against, as well as the number of abstentions, for this proposal were as follows: 144,402,000 votes in favor, 5,242,784 votes against, and 780,329 shares abstained.

The stockholders approved the proposal to amend a definition in the performance goal formula applicable to annual cash bonuses and grants of restricted shares and units to executive management. The votes cast for and against, as well as the number of abstentions, for this proposal were as follows: 143,335,525 votes in favor, 5,755,157 votes against, and 1,334,431 shares abstained.

The stockholders did not approve the stockholder proposal concerning cumulative voting in election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 28,605,735 votes in favor, 98,715,003 votes against, 2,986,542 shares abstained, and 20,117,833 shares represented broker non-votes.

The stockholders did not approve the stockholder proposal concerning disclosure of the relationship of derivatives claims to underlying assets. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows: 6,401,802 votes in favor, 122,026,107 votes against, 1,879,371 shares abstained, and 20,117,833 shares represented broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     (3)(i) By-Laws of Merrill Lynch & Co., Inc. effective as of
            April 15, 1997.

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

     (10) ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997.

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

     (27)   Financial Data Schedule.

     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed by the Corporation with the Commission during the quarterly period covered by this Report:

          (i) Current Report dated January 13, 1997 for the purpose of filing the form of Registrant's 7% Notes due January 15, 2007.

          (ii) Current Report dated January 27, 1997 for the purpose of filing the Preliminary Unaudited Earnings Summaries of the Corporation for the three- and twelve-month periods ended December 27, 1996.

          (iii) Current Report dated February 25, 1997 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Corporation as of December 27, 1996.

          (iv) Current Report dated March 14, 1997 for the purpose of filing the audited financial statements of the Corporation for its 1996 fiscal year.

          (v) Current Report dated March 14, 1997 for the purpose of filing the form of Registrant's S&P 500 Market Index Target-Term Securities due September 16, 2002.

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



                                             MERRILL LYNCH & CO., INC.
                                             -------------------------
                                                   (Registrant)



Date: May 9, 1997                      By:   /s/ Joseph T. Willett
                                             -------------------------
                                             Joseph T. Willett
                                             Senior Vice President
                                             Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibits

3(i)  By-Laws of Merrill Lynch & Co., Inc. effective as of April 15, 1997

10 ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997.

11    Statement re: computation of per share earnings.

12    Statement re: computation of ratios.

15    Letter re: unaudited interim financial information.

27    Financial Data Schedule.