Form 10-Q
period 1997-06-27
MERRILL LYNCH & CO INC
filed 1997-08-11
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997
                               -------------

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

                        331,375,776 shares of Common Stock
                  (as of the close of business on August 1, 1997)

                                PART I. FINANCIAL INFORMATION
                                -----------------------------

ITEM 1. Financial Statements
        --------------------

                                MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                             STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                          -----------------------------
                                                           JUNE 27,           JUNE 28,        PERCENT(1)
     (Dollars in Millions, Except Per Share Amounts)         1997               1996           INCREASE
                                                          ----------         ----------       ----------
     REVENUES
     Commissions...................................       $ 1,078            $  970               11.2%
     Interest and dividends........................         4,330             3,040               42.4
     Principal transactions........................         1,151               908               26.7
     Investment banking............................           625               580                7.8
     Asset management and portfolio
      service fees.................................           670               553               21.2
     Other........................................            157               139               12.8
                                                          -------            ------            -------
     Total Revenues................................         8,011             6,190               29.4

       Interest Expense............................         4,044             2,810               43.9
                                                          -------            ------            -------

     Net Revenues..................................         3,967             3,380               17.3
                                                          -------            ------            -------

     NON-INTEREST EXPENSES
     Compensation and benefits.....................         2,004             1,741               15.1
     Communications and equipment rental...........           170               137               24.2
     Occupancy.....................................           124               113                9.8
     Depreciation and amortization.................           108                98                9.7
     Professional fees.............................           197               140               40.6
     Advertising and market development............           156               124               25.3
     Brokerage, clearing, and exchange fees........           112               101               10.7
     Other.........................................           312               228               36.9
                                                          -------            ------           --------
     Total Non-Interest Expenses...................         3,183             2,682               18.6
                                                          -------            ------           --------

     EARNINGS BEFORE INCOME TAXES AND DIVIDENDS
        ON PREFERRED SECURITIES ISSUED BY
        SUBSIDIARIES...............................           784               698               12.4
     Income Tax Expense............................           290               265                9.7

     Dividends on Preferred Securities
      Issued by Subsidiaries.......................            13                 -                N/M
                                                          -------            ------           --------

     NET EARNINGS..................................       $   481            $  433               11.1%
                                                          =======            ======           ========

     NET EARNINGS APPLICABLE TO COMMON
      STOCKHOLDERS.................................       $   472            $  422               11.9%
                                                          =======            ======           ========

     EARNINGS PER COMMON SHARE (2):
       Primary.....................................       $  1.24            $ 1.09
                                                          =======            ======

       Fully diluted...............................       $  1.23            $ 1.09
                                                          =======            ======
     DIVIDEND PAID PER COMMON SHARE................       $   .20            $  .15
                                                          =======            ======

     AVERAGE SHARES USED IN COMPUTING EARNINGS
     PER COMMON SHARE (2):

       Primary.....................................         379.4             385.9
                                                          =======            ======

       Fully diluted...............................         384.4             385.9
                                                          =======            ======

     (1)  Percentages are based on actual numbers before rounding.
     (2) All share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

     See Notes to Consolidated Financial Statements

                                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)



                                                            FOR THE SIX MONTHS ENDED
                                                          ----------------------------
                                                           JUNE 27,        JUNE 28,        PERCENT(1)
     (Dollars in Millions, Except Per Share Amounts)         1997            1996           INCREASE
                                                          ----------      ------------     ----------

     REVENUES
     Commissions...................................        $ 2,193          $ 1,959         11.9%
     Interest and dividends........................          8,178            6,050         35.2
     Principal transactions........................          2,215            1,891         17.1
     Investment banking............................          1,233              958         28.8
     Asset management and portfolio
      service fees.................................          1,316            1,090         20.7
     Other.........................................            327              261         25.5
                                                           -------          -------        -----
     Total Revenues................................         15,462           12,209         26.6

       Interest Expense............................          7,654            5,568         37.5
                                                           -------          -------        -----

     Net Revenues..................................          7,808            6,641         17.6
                                                           -------          -------        -----

     NON-INTEREST EXPENSES
     Compensation and benefits.....................          3,991            3,432         16.3
     Communications and equipment rental...........            328              268         22.5
     Occupancy.....................................            244              229          6.7
     Depreciation and amortization.................            213              196          8.5
     Professional fees.............................            395              270         45.9
     Advertising and market development............            300              239         25.7
     Brokerage, clearing, and exchange fees........            230              207         10.8
     Other.........................................            556              431         28.8
                                                           -------          -------        -----
     Total Non-Interest Expenses...................          6,257            5,272         18.7
                                                           -------          -------        -----

     EARNINGS BEFORE INCOME TAXES AND
      DIVIDENDS ON PREFERRED SECURITIES
       ISSUED BY SUBSIDIARIES......................          1,551            1,369         13.3
     Income Tax Expense............................            581              526         10.5

     Dividends on Preferred Securities
       Issued by Subsidiaries......................             23                -          N/M
                                                           -------          -------        -----

     NET EARNINGS..................................        $   947          $   843         12.3%
                                                           =======          =======        =====

     NET EARNINGS APPLICABLE TO COMMON
      STOCKHOLDERS.................................        $   927          $   820         13.1%
                                                           =======          =======        =====

     EARNINGS PER COMMON SHARE (2):
       Primary.....................................        $  2.41          $  2.11
                                                           =======          =======

       Fully diluted...............................        $  2.40          $  2.11
                                                           =======          =======

     DIVIDENDS PAID PER COMMON SHARE...............        $   .35          $   .28
                                                           =======          =======

     AVERAGE SHARES USED IN COMPUTING EARNINGS
      PER COMMON SHARE (2):
       Primary.....................................          384.2            388.7
                                                           =======          =======

       Fully diluted...............................          386.8            389.2
                                                           =======          =======


    (1)   Percentages are based on actual numbers before rounding.
    (2) All share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

    See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  (Dollars in Millions, Except Per Share Amounts)
                                                                              JUNE 27,          DEC. 27,
   ASSETS                                                                       1997              1996
   -----------------------------------------------------------------         ---------         ---------

   CASH AND CASH EQUIVALENTS........................................          $  4,528         $  3,375
                                                                              --------         --------

   CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
    OR DEPOSITED WITH CLEARING ORGANIZATIONS........................             9,707            5,628
                                                                              --------         --------

   MARKETABLE INVESTMENT SECURITIES.................................             2,659            2,180
                                                                              --------         --------
   TRADING ASSETS, AT FAIR VALUE
   Corporate debt and preferred stock...............................            32,950           24,270
   Contractual agreements...........................................            16,219           13,465
   Equities and convertible debentures..............................            22,288           13,153
   U.S. Government and agencies.....................................             9,595            9,304
   Non-U.S. governments and agencies................................            13,236            7,758
   Mortgages, mortgage-backed, and asset-backed.....................             7,018            5,189
   Money markets....................................................             1,609            1,209
   Municipals.......................................................             1,419            1,176
                                                                              --------         --------
   Total............................................................           104,334           75,524
                                                                              --------         --------

   RESALE AGREEMENTS................................................            60,447           58,402
                                                                              --------         --------

   SECURITIES BORROWED..............................................            36,287           24,692
                                                                              --------         --------
   RECEIVABLES
   Customers (net of allowance for doubtful accounts of
    $45 in 1997 and $39 in 1996)....................................            22,810           18,309
   Brokers and dealers..............................................             6,683            6,205
   Interest and other...............................................             6,541            5,280
                                                                              --------         --------
   Total............................................................            36,034           29,794
                                                                              --------         --------

   INVESTMENTS OF INSURANCE SUBSIDIARIES............................             5,034            5,107

   LOANS, NOTES, AND MORTGAGES (net of allowance for
    loan losses of $122 in 1997 and $117 in 1996)...................             3,866            3,334

   OTHER INVESTMENTS................................................             1,203            1,125

   PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
    (net of accumulated depreciation and amortization
    of $2,709 in 1997 and $2,523 in 1996)...........................             1,857            1,670

   OTHER ASSETS.....................................................             2,080            2,185
                                                                              --------         --------

   TOTAL ASSETS.....................................................          $268,036         $213,016
                                                                              ========         ========

   See Notes to Consolidated Financial Statements

                               MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)


   (Dollars in Millions, Except Per Share Amounts)

   LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,                JUNE 27,          DEC. 27,
   AND STOCKHOLDERS' EQUITY                                                   1997              1996
   ---------------------------------------------------------------         ---------          --------

   LIABILITIES

   REPURCHASE AGREEMENTS..........................................          $ 68,058         $ 62,669
                                                                            --------         --------

   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS...............            57,431           39,333
                                                                            --------         --------

   TRADING LIABILITIES, AT FAIR VALUE
   U.S. Government and agencies...................................            16,436           13,965
   Contractual agreements.........................................            12,810           11,221
   Equities and convertible debentures............................            16,234            8,332
   Non-U.S. governments and agencies..............................             9,012            7,135
   Corporate debt and preferred stock.............................             4,799            2,762
   Municipals.....................................................               122              130
                                                                            --------         --------
   Total .........................................................            59,413           43,545
                                                                            --------         --------

   CUSTOMERS......................................................            13,677           11,758

   INSURANCE......................................................             4,859            5,010

   BROKERS AND DEALERS............................................             7,097            3,407

   OTHER LIABILITIES AND ACCRUED INTEREST.........................            15,643           13,973

   LONG-TERM BORROWINGS...........................................            33,963           26,102
                                                                            --------         --------

   TOTAL LIABILITIES..............................................           260,141          205,797
                                                                            --------         --------

   PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                   627              327
                                                                            --------         --------
   STOCKHOLDERS' EQUITY

   PREFERRED STOCKHOLDERS' EQUITY.................................               425              619
                                                                            --------         --------
   COMMON STOCKHOLDERS' EQUITY (1)
   Common stock, par value $1.33 1/3 per share;
     authorized: 500,000,000 shares;
     issued: 1997 and 1996 - 472,660,324 shares...................               630              630
   Paid-in capital................................................             1,065              989
   Foreign currency translation adjustment........................                 5               10
   Net unrealized gains on investment securities
     available-for-sale (net of applicable income tax
     expense of $17 in 1997 and $5 in 1996).......................                31                9
   Retained earnings..............................................             8,678            7,868
                                                                            --------         --------
       Subtotal...................................................            10,409            9,506
   Less:
     Treasury stock, at cost:
        1997 - 143,611,883 shares; 1996 - 141,411,196 shares.....              3,099            2,895
     Unallocated ESOP reversion shares, at cost:
        1996 - 3,077,556 shares..................................                  -               24
     Employee stock transactions.................................                467              314
                                                                            --------         --------

   TOTAL COMMON STOCKHOLDERS' EQUITY..............................             6,843            6,273
                                                                            --------         --------

   TOTAL STOCKHOLDERS' EQUITY.....................................             7,268            6,892
                                                                            --------         --------

   TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY
    SUBSIDIARIES, AND STOCKHOLDERS' EQUITY........................          $268,036         $213,016
                                                                            ========         ========

   BOOK VALUE PER COMMON SHARE....................................          $  20.86         $  19.19
                                                                            ========         ========

  (1) All share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

  See Notes to Consolidated Financial Statements

                               MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED
                                                                           ----------------------------
   (Dollars in Millions)                                                   JUNE 27,            JUNE 28,
                                                                             1997                1996
                                                                           --------            --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.....................................................       $   947              $   843
   Noncash items included in earnings:
     Depreciation and amortization..................................           213                  196
     Policyholder reserves..........................................           122                  138
     Other..........................................................           590                  307
   (Increase) decrease in operating assets:
     Trading assets.................................................       (28,710)              (8,999)
     Cash and securities segregated for regulatory purposes
      or deposited with clearing organizations......................        (4,079)                 401
     Securities borrowed............................................       (11,595)              (3,340)
     Customers......................................................        (4,506)              (2,638)
     Sales of trading investment securities.........................           501                    -
     Purchases of trading investment securities.....................          (431)                   -
     Other..........................................................        (2,504)              (6,460)
   Increase (decrease) in operating liabilities:
     Trading liabilities............................................        15,868                5,604
     Customers......................................................         1,919               (1,280)
     Insurance......................................................          (251)                (330)
     Other..........................................................         5,197                9,326
                                                                           -------              -------
   CASH USED FOR OPERATING ACTIVITIES...............................       (26,719)              (6,232)
                                                                           -------              -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (payments for):
     Maturities of available-for-sale securities....................         1,551                1,570
     Sales of available-for-sale securities.........................         1,063                  784
     Purchases of available-for-sale securities.....................        (3,283)              (2,160)
     Maturities of held-to-maturity securities......................           556                  385
     Purchases of held-to-maturity securities.......................          (320)                (244)
     Other investments and other assets.............................          (247)                (340)
     Property, leasehold improvements, and equipment................          (400)                (173)
                                                                           -------              -------
   CASH USED FOR INVESTING ACTIVITIES...............................        (1,080)                (178)
                                                                           -------              -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments for):
     Repurchase agreements, net of resale agreements................         3,343               (2,017)
     Commercial paper and other short-term borrowings...............        18,098                3,156
     Issuance and resale of long-term borrowings....................        11,874                9,371
     Settlement and repurchase of long-term borrowings..............        (3,868)              (3,842)
     Issuance of subsidiaries' preferred securities.................           300                    -
     Redemption of remarketed preferred stock.......................          (194)                   -
     Common stock transactions......................................          (465)                (479)
     Dividends......................................................          (136)                (119)
                                                                           -------              -------
   CASH PROVIDED BY FINANCING ACTIVITIES............................        28,952                6,070
                                                                           -------              -------

   INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS..................         1,153                 (340)

   Cash and cash equivalents, beginning of year.....................         3,375                3,091
                                                                           -------              -------
   CASH AND CASH EQUIVALENTS, END OF PERIOD.........................       $ 4,528              $ 2,751
                                                                           =======              =======

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Income taxes totaled $413 in 1997 and $633 in 1996.
     Interest totaled $7,294 in 1997 and $5,359 in 1996.

   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 27, 1997

                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


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

       ACCOUNTING CHANGE

       In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides guidance for determining whether a transfer of financial assets is treated as a sale or a financing. Additionally, if a transfer qualifies as a financing transaction, the statement contains provisions that may require the recognition of collateral received or provided, in addition to the financing balance.

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

       Merrill Lynch adopted the provisions of SFAS No. 125 not deferred by SFAS No. 127 for all transactions entered into subsequent to December 31, 1996. This resulted in a net increase in trading assets and repurchase agreements of approximately $3 billion at the end of the 1997 second quarter.

       NEW ACCOUNTING PRONOUNCEMENT

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the guidance for computing earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

       Basic EPS excludes dilution related to incremental shares (common share equivalents) and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes incremental shares.

       Presented below is basic and diluted EPS under SFAS No. 128 compared with primary and fully diluted EPS:


                                              Three Months Ended                   Six Months Ended
                                             -----------------------            ----------------------
                                             June 27,       June 28,            June 27,      June 28,
                                               1997          1996                 1997          1996
                                             ----------    ---------            ----------    --------
       Pro Forma SFAS No. 128:
         Basic                               $ 1.43         $ 1.24              $ 2.80        $ 2.39
         Diluted                               1.25           1.10                2.41          2.13

       As Currently Reported:
         Primary                               1.24           1.09                2.41          2.11
         Fully diluted                         1.23           1.09                2.40          2.11


       COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

       Commercial paper and other short-term borrowings at June 27, 1997 and December 27, 1996 are presented below:

                                                      June 27,                 Dec. 27,
                                                        1997                     1996
                                                      -------                  -------
       Commercial paper                               $32,486                  $23,558
       Demand and time deposits                         9,524                    9,311
       Securities loaned                                7,014                    2,751
       Bank loans and other                             8,407                    3,713
                                                      -------                  -------
       Total                                          $57,431                  $39,333
                                                      =======                  =======


       PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

       On February 6, 1997, Merrill Lynch Preferred Capital Trust II (the "Trust"), a subsidiary of the Company, issued $300 of 8% Trust
       Originated Preferred Securities (Service Mark). The Trust holds preferred securities of a partnership, which is also a subsidiary of Merrill Lynch. The assets of the partnership consist primarily of debt securities of the Company and one of its subsidiaries. The Company has guaranteed, on a subordinated basis, certain payments by the Trust and the partnership.

       REMARKETED PREFERRED (SERVICE MARK) STOCK, SERIES C ("RP STOCK")

       Merrill Lynch redeemed all outstanding shares of RP Stock in the first quarter of 1997.

       COMMON EQUITY

       On April 15, 1997, Merrill Lynch's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend. The new shares were distributed on May 30, 1997 to stockholders of record on May 2, 1997. The par value of these shares remained at $1.33 1/3 per share. Accordingly, an adjustment totaling $315 from paid-in capital to common stock was required to preserve the par value of the post-split shares. All share and per share data presented in these financial statements have been restated for the effect of the split.

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

       The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:


      (in billions)                  Interest                               Equity           Commodity
                                       Rate            Currency             Price              Price
                                    Risk (1)(2)        Risk (3)              Risk               Risk
                                    -----------        --------            -------           ---------

      June 27, 1997
      -------------
      Swap agreements                 $1,362            $ 161               $  17              $   3
      Forward contracts                   39              198                   1                 19
      Futures contracts                  151                2                  13                  2
      Options purchased                  114               77                  32                  2
      Options written                    126               77                  46                  4


      December 27, 1996
      -----------------
      Swap agreements                 $1,212            $ 140               $  13              $   3
      Forward contracts                   24              147                   1                 17
      Futures contracts                  126                2                   7                  5
      Options purchased                   85               76                  21                  3
      Options written                    118               72                  31                  3


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

       The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

       (in billions)                                 June 27,          Dec. 27,
                                                       1997              1996
                                                     --------       ------------

       Interest rate derivatives(1)                    $49               $36
       Currency derivatives(1)                           7                 7
       Equity derivatives                                2                 2

      (1) Includes swap contracts totaling $1 billion notional that contain embedded options hedging callable debt at both dates.

       Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

       In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of June 27, 1997 would not have a material effect on the consolidated financial condition of Merrill Lynch.

       REGULATORY REQUIREMENTS

       Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Company, is subject to net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 27, 1997, MLPF&S's regulatory net capital of $1,638 was 9% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,264.

       Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Company, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 27, 1997, MLGSI's liquid capital of $978 was 246% of its total market and credit risk, and liquid capital in excess of the minimum required was $501.

       Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At June 27, 1997, MLI's financial resources were $3,647, and exceeded the minimum requirement by $938.

       Merrill Lynch Capital Markets PLC ("MLCM"), a U.K. subsidiary of Merrill Lynch and a dealer in over-the-counter equity derivatives, became subject to the capital requirements of the SFA on January 1, 1997. At June 27, 1997, MLCM's financial resources were $1,545, and exceeded the minimum requirement by $562. In 1997, MLI became Merrill Lynch's primary dealer for new global equity derivatives business.

       INTEREST EXPENSE

       Interest expense includes payments in lieu of dividends of $6.2 and $1.4 for the second quarters of 1997 and 1996, respectively. For the six-month periods ended June 27, 1997 and June 28, 1996, payments in lieu of dividends were $8.3 and $3.0, respectively.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 27, 1997, and the related condensed statements of consolidated earnings for the three- and six-month periods ended June 27, 1997 and June 28, 1996 and consolidated cash flows for the six-month periods ended June 27, 1997 and June 28, 1996. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

/s/ Deloitte & Touche LLP
    New York, New York


August 8, 1997
                                       12

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

Merrill Lynch & Co., Inc. ("the Company" and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors.
These factors include economic conditions and monetary policy, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly impact the volatility of financial markets. While greater volatility increases risk, it may also increase order flow, which in turn may benefit Merrill Lynch businesses, such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

Global financial markets continued to flourish for much of 1997, after generally robust performances in 1995 and 1996. This trend has been led by a stable U.S. economy, heightened investor and issuer activity, low inflation, and relatively low interest rates.

U.S. equity markets, except for a mild downturn that began in March and continued into April, were bullish in the second quarter of 1997, perpetuating the trend started more than two years ago. The Dow Jones Industrial Average ("DJIA"), despite the April retraction, posted its largest second-quarter percentage gain since 1938 and reached record levels for the tenth consecutive quarter.

U.S. bond prices increased in the second quarter of 1997 as long-term interest rates decreased. Although interest rates were slightly lower at quarter-end compared to the same point a year ago, interest rates for much of the 1997 second quarter were higher relative to the 1996 second quarter.

Overall, global equity prices, as measured by the Dow Jones World Index, increased during the 1997 second quarter. For the first half of 1997, equity prices in many countries were up more than U.S. equity prices when measured in local currency terms; however, in U.S. dollar terms, most of these increases did not exceed the U.S. increase due to the overall strengthening of the U.S. dollar versus many local currencies during the period.

Global underwriting volume in the 1997 first half was up moderately compared with the same period a year ago. The second quarter increase was fueled by debt issuances, but concerns about sustainability of U.S. equity market price levels dampened underwriting volume in equities. U.S. initial public offerings, in particular, fell nearly 42%, to $11.1 billion, from $18.9 billion in the second quarter of 1996, according to Securities Data Co. ("SDC").

Strategic services activities remained strong during the 1997 second quarter, reflecting a continuation of the high level of mergers and acquisitions activity experienced throughout 1996 and the 1997 first quarter. Driven by globalization and other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.

Due to the cyclicality of the financial services industry, Merrill Lynch continually evaluates its businesses across market cycles for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effect of market downturns by expanding its global presence, developing and maintaining long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.



RESULTS OF OPERATIONS

(in millions, except            For the Three Months Ended
per share amounts)          -----------------------------------              Increase
                            June 27,      March 28,   June 28,             2Q97  Versus
                                                                           ------------
                              1997          1997        1996               1Q97    2Q96
                            --------     ----------  ----------            ----    ----
Total revenues                $8,011       $7,451      $6,190              7.5%   29.4%
Net revenues                   3,967        3,841       3,380              3.3    17.3
Net earnings                     481          465         433              3.5    11.1
Net earnings applicable to
 common stockholders             472          455         422              3.8    11.9
Earnings per common share (1):
  Primary                       1.24         1.17        1.09              6.0    13.8
  Fully diluted                 1.23         1.17        1.09              5.1    12.8

Return on average
 common stockholders'
 equity                         28.5%        28.3%       29.2%



(1) "All per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997."

The discussion that follows emphasizes the comparison between the second quarters of 1997 and 1996 and presents additional information on the comparison between the six-month periods, where appropriate.

Merrill Lynch's net earnings were a record $481 million in second quarter 1997, up 3% from the previous record of $465 million in first quarter 1997 and 11% above the $433 million earned in the 1996 second quarter. Record revenues were achieved in principal transactions, investment banking, and asset management and portfolio service fees. Increases in revenues were partially offset by increased costs, particularly performance-based compensation, technology-related expenses, and provisions for various business activities.

For the 1997 first half, net earnings were a record $947 million, up 12% from the previous record of $843 million in the first half of 1996. Year-to-date earnings per common share were $2.41 primary and $2.40 fully diluted, compared with $2.11 primary and fully diluted for the 1996 period, as restated for the common stock split. Annualized return on average common equity was 28.3% for the 1997 first half versus 28.7% in the prior year period.

Commissions revenues are summarized as follows:


                                   Three Months Ended                   Six Months Ended
                            -------------------------------      --------------------------------
(in millions)               June 27,      June 28,      %        June 27,       June 28,      %
                              1997          1996       Inc.        1997           1996       Inc.
                            --------      --------     ----      --------       --------     ----
Listed and
  over-the-counter            $  605        $517        17%       $1,230         $1,064      16%
Mutual funds                     321         309         4           665            608       9
Other                            152         144         5           298            287       4
                              ------        ----                  ------         ------
Total                         $1,078        $970        11        $2,193         $1,959      12
                              ======        ====                  ======         ======


Commissions revenues from listed securities increased 24% from second quarter 1996 as a result of higher trading volumes on many global exchanges. Mutual fund commissions revenues rose due to higher distribution fees, primarily related to prior period sales.

Significant components of interest and dividend revenues and interest expense follow:


                                      Three Months Ended        Six Months Ended
                                    ----------------------    ---------------------
(in millions)                       June 27,      June 28,    June 27,     June 28,
                                      1997          1996        1997         1996
                                    --------      --------    --------     --------
Interest and dividend
 revenues:
  Trading assets                      $1,329        $  986      $2,555       $1,945
  Resale agreements                    1,155           714       2,086        1,404
  Securities borrowed                    931           644       1,763        1,319
  Margin lending                         507           369         958          742
  Other                                  408           327         816          640
                                      ------        ------      ------       ------
  Total                                4,330         3,040       8,178        6,050
                                      ------        ------      ------       ------

Interest expense:
  Borrowings                           1,699         1,131       3,213        2,248
  Repurchase agreements                1,302           854       2,366        1,702
  Trading liabilities                    738           580       1,490        1,132
  Other                                  305           245         585          486
                                      ------        ------      ------       ------
  Total                                4,044         2,810       7,654        5,568
                                      ------        ------      ------       ------

Net interest and
  dividend profit                     $  286        $  230      $  524       $  482
                                      ======        ======      ======       ======

Net interest and dividend profit increased 24% from the 1996 second quarter. Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates.

Merrill Lynch hedges certain of its long- and short-term payment obligations with interest rate and currency swaps. The effect of these hedges, which is included in "Borrowings" above, increased (decreased) interest expense by approximately $7 and $(23) million for the 1997 and 1996 second quarters, respectively.

Principal transactions revenues were up 27% from the 1996 second quarter to $1.2 billion due to higher trading revenues from equities and equity derivatives, fixed-income products, interest rate and currency swaps, and foreign exchange instruments.

The table that follows provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.



                                       Principal              Net Interest               Net
(in millions)                        Transactions               Revenue                Trading
                                       Revenues                (Expense)               Revenue
                                    ---------------         ---------------        ---------------
                                    1997       1996         1997       1996        1997       1996
                                    ----       ----         ----       ----        ----       ----
Second Quarter
--------------
Equities and equity
 derivatives                      $  391     $  290       $    4     $  (27)     $  395     $  263
Taxable fixed-income                 342        243           76         66         418        309
Interest rate and
 currency swaps                      287        249          (50)       (24)        237        225
Municipals                            84         94            3          2          87         96
Foreign exchange and
 commodities                          47         32            1         (5)         48         27
                                  ------     ------       ------     ------      ------     ------
   Total                          $1,151     $  908       $   34     $   12      $1,185     $  920
                                  ======     ======       ======     ======      ======     ======


First Half
----------
Equities and equity
 derivatives                      $  707     $  637       $  (28)    $  (55)     $  679     $  582
Taxable fixed-income                 667        509          153        125         820        634
Interest rate and
 currency swaps                      597        505          (75)       (35)        522        470
Municipals                           167        168            8          3         175        171
Foreign exchange and
 commodities                          77         72            2         (8)         79         64
                                  ------     ------       ------     ------      ------     ------
   Total                          $2,215     $1,891       $   60     $   30      $2,275     $1,921
                                  ======     ======       ======     ======      ======     ======


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

Equities and equity derivatives trading revenues were $391 million, up 35% from the 1996 second quarter due to higher revenues from global equity derivatives and U.S. equities and convertibles, partially offset by a decline in non-U.S. equities trading revenues. Increased profitability on equity derivative transactions and price appreciation in the U.S. equity market resulted in higher revenues. The decline in non-U.S. equities was primarily driven by lower values for Japanese positions.

Taxable fixed-income trading revenues were $342 million, up 40% from the 1996 second quarter. Trading revenues from taxable fixed-income products, except for U.S. Government and agency securities, benefited from the declining interest rate environment as investors sought higher yielding instruments.

Interest rate and currency swap trading revenues increased 15% to $287 million primarily due to improved performance in the U.S. dollar-denominated derivatives market, as well as higher revenues from currency-related products. Municipal securities trading revenues were down 11% from last year's second quarter to $84 million primarily due to lower margins on sales of shorter term instruments. Foreign exchange and commodities trading revenues were up 49% to $47 million, attributable mainly to fluctuations in the U.S. dollar versus European currencies and the Japanese yen.

A summary of Merrill Lynch's investment banking revenues follows:



                                    Three Months Ended                      Six Months Ended
                             ----------------------------------     --------------------------------
(in millions)                June 27,   June 28,         %           June 27,     June 28,       %
                              1997        1996       Inc.(Dec.)       1997         1996         Inc.
                             --------   --------     ----------     --------     --------       ----
Underwriting                     $452       $469        (4)%          $  903         $762         18%
Strategic services                173        111        56               330          196         69
                                 ----       ----                      ------         ----
Total                            $625       $580         8            $1,233         $958         29
                                 ====       ====                      ======         ====


Underwriting revenues, while strong, declined from the 1996 second quarter due to lower equity underwriting volume as compared to the record level of the 1996 second quarter. This decline was partially offset by higher debt issuances. Merrill Lynch's underwriting market share information follows:



                                     Three Months Ended          Three Months Ended
                                        June 27, 1997              June 28, 1996
                                     -------------------         --------------------
                                     Market                      Market
                                     Share          Rank         Share           Rank
                                     ------         ----         ------          ----
U.S.
   Debt                               16.3%           1           16.2%            1
   Equity                             13.6            2           13.4             3
   Debt and Equity                    16.6            1           15.8             1
GLOBAL
   Debt                               12.8            1           12.5             1
   Equity                             12.3            3           12.4             3
   Debt and Equity                    13.2            1           12.7             1



"Source:  SDC statistics based on full credit to book manager."

Strategic services revenues advanced to a record $173 million, attributable to an increase in mergers and acquisitions activity industrywide. Merrill Lynch's mergers and acquisitions market share information based on transaction value follows:


                                      Three Months Ended                 Three Months Ended
                                         June 27, 1997                     June 28, 1996
                                     ---------------------            -----------------------
                                     Market                           Market
                                     Share            Rank            Share              Rank
                                     ------           ----            ------             ----
COMPLETED
 TRANSACTIONS
   U.S.                              26.3%             2              34.8%               2
   Global                            20.9              2              21.5                2
ANNOUNCED
 TRANSACTIONS
   U.S.                              15.8              3              38.4                1
   Global                            10.0              4              26.1                1


"Source: SDC statistics based on full credit to both target and acquiring companies' advisors."

Merrill Lynch's asset management and portfolio service fees are summarized below:


                                    Three Months Ended                       Six Months Ended
                               ----------------------------          -------------------------------
(in millions)                  June 27,    June 28,      %           June 27,     June 28,        %
                                 1997        1996      Inc.            1997         1996         Inc.
                               --------    --------    ----          --------     --------       ----
Asset management fees             $291       $245       19%           $  575        $  483        19%
Portfolio service fees             190        147       28               367           288        28
Account fees                       107        100        8               212           196         8
Other fees                          82         61       35               162           123        32
                                  ----       ----                     ------        ------
Total                             $670       $553       21            $1,316        $1,090        21
                                  ====       ====                     ======        ======


Asset management fees, which include primarily fees earned on mutual funds sponsored by Merrill Lynch, increased due to strong inflows of client assets and net asset appreciation. Total assets in worldwide client accounts reached a record $940 billion at quarter-end, compared with $756 billion at the end of the 1996 second quarter. Assets under management were $257 billion at quarter-end, compared with $207 billion a year ago. New money investments accounted for approximately 39% of the increase from a year ago in client assets and approximately 34% of the increase in assets under management. In addition to new money investments, the 1996 fourth quarter acquisition of Hotchkis and Wiley, a Los Angeles-based asset management company, added approximately $10 billion of assets, principally in private portfolio funds.

Portfolio service fees also benefited from inflows of client assets. Increases in the number of accounts and asset levels led to higher revenues from asset-based fee products, primarily Merrill Lynch Consults (Registered Trademark), Asset Power (Registered Trademark), and Mutual Fund
Advisor (Service Mark).

Account fees rose due to an increase in the number of customer and custodial accounts. Other fee-based revenues were up due primarily to increased revenues from mortgage servicing and transfer agency activities.

Other revenues were $157 million, up 13% from $139 million in the 1996 second quarter. The increase was principally due to realized merchant banking investment gains.

Merrill Lynch's non-interest expenses are summarized below:



                                                   Three Months Ended                Six Months Ended
                                                 ----------------------          ----------------------
                                                 June 27,      June 28,          June 27,      June 28,
(in millions)                                      1997          1996              1997          1996
                                                 --------      --------          --------      --------

Compensation and benefits                          $2,004        $1,741            $3,991        $3,432
                                                   ------        ------           -------       -------
Non-interest expenses,
 excluding compensation and
 benefits:
   Communications and
     equipment rental                                 170           137               328           268
   Occupancy                                          124           113               244           229
   Depreciation and amortization                      108            98               213           196
   Professional fees                                  197           140               395           270
   Advertising and market
     development                                      156           124               300           239
   Brokerage, clearing, and
     exchange fees                                    112           101               230           207
   Other                                              312           228               556           431
                                                   ------        ------            ------        ------
Total non-interest expenses,
     excluding compensation
     and benefits                                   1,179           941             2,266         1,840
                                                   ------        ------            ------        ------
Total non-interest expenses                        $3,183        $2,682            $6,257        $5,272
                                                   ======        ======            ======        ======

Compensation and benefits
     as a percentage of net revenues                 50.5%         51.5%             51.1%         51.7%
Compensation and benefits as a
     percentage of pretax earnings
     before compensation and benefits                71.9%         71.4%             72.0%         71.5%



Non-interest expenses were up 19% from the 1996 second quarter. The largest expense category, compensation and benefits expense, rose 15% from the 1996 second quarter due to higher incentive compensation and increased headcount. Incentive compensation was up primarily due to higher profitability. The increase in salary costs was primarily due to the addition of approximately 5,400 employees since the end of the 1996 second quarter, resulting in approximately 52,400 employees at the end of the 1997 second quarter. Hirings of technical and other support personnel, together with headcount added by business acquisitions, were responsible for approximately 77% of the increase. The ratio of support employees and sales assistants to producers increased from 1.47 in second quarter 1996 to 1.55 in second quarter 1997.

Facilities-related costs, which include communications and equipment rental, occupancy, and depreciation and amortization, rose 15% in the aggregate to $402 million as increased business volumes, continued emphasis on technology initiatives, and expansion of facilities worldwide led to higher costs.

Professional fees increased 41%, partly due to higher management and systems consulting costs related to various strategic market development and technology projects. Advertising and market development expense rose 25% due in part to increased international travel. Brokerage, clearing, and exchange fees were up 11% due to higher global securities trading volume. Other expenses rose 37%. This increase was attributable to provisions for various business activities, including $30 million for a settlement with the Orange County District Attorney's office and $45 million for the costs of certain client claims arising in Asia which were quantifiable at quarter-end.
[See Part II, Item 1, Legal Proceedings for further information on the Orange County settlement.]

Income tax expense was $290 million in the 1997 second quarter. The effective tax rate in the 1997 second quarter was 37.0%, compared with 37.9% in the year-ago period.


LIQUIDITY AND LIABILITY MANAGEMENT

The primary objective of Merrill Lynch's funding policies is to assure liquidity at all times. Merrill Lynch's liquidity management strategy has three key components: (i) to maintain alternative funding sources such that all debt obligations maturing within one year can be funded when due without issuing new unsecured debt or liquidating any business assets; (ii) to concentrate unsecured, general purpose borrowings at the Company level; and
(iii) to expand and diversify Merrill Lynch's funding programs.

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding sources include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured credit facilities ("Credit Facilities") provided by banks, which at June 27, 1997 totaled $6.6 billion and were not drawn upon. Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon the Credit Facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turn over frequently and are typically match-funded with liabilities having similar maturities and cash flow characteristics. At June 27, 1997, substantially all of Merrill Lynch's assets were considered readily marketable by management.

Merrill Lynch concentrates its unsecured, general purpose borrowings at the Company level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are reduced financing costs; simplicity, control, and wider name recognition by creditors of Merrill Lynch; and enhanced flexibility to meet fluctuating funding requirements across subsidiaries.

Finally, Merrill Lynch strives to expand and diversify its funding programs and investor and creditor base. Merrill Lynch benefits by distributing its debt through its own sales force to a large, diversified customer base. Additionally, Merrill Lynch maintains strict concentration standards for short-term borrowings, including limits for any single investor.

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $32.5 billion at June 27, 1997 and $23.6 billion at December 27, 1996, which was equal to 12% and 11% of total assets at second quarter-end 1997 and year-end 1996, respectively.

Outstanding long-term debt at June 27, 1997 increased to $34.0 billion, from $26.1 billion at year-end 1996.

At June 27, 1997, the Company's senior long-term debt and preferred stock were rated by recognized credit rating agencies, as follows:

                                        Senior                 Preferred
                                         Debt                    Stock
         Rating Agency                  Rating                  Rating
         -------------                  ------                 ---------

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


During the first six months of 1997, the Company issued $11.1 billion in long-term debt. During the same period, maturities and repurchases were $3.3 billion. In addition, approximately $789 million of the Company's long-term debt securities held by subsidiaries were sold and $595 million were purchased. At June 27, 1997, $25.0 billion of term debt had maturity dates beyond one year.

Approximately $68.5 billion of the Company's indebtedness at June 27, 1997 is considered senior indebtedness as defined in its subordinated indenture.

As part of Merrill Lynch's overall liquidity management strategy, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. Insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At June 27, 1997, approximately 87% of invested assets of insurance subsidiaries were considered liquid by management.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

Merrill Lynch is one of the most highly capitalized U.S. institutions primarily involved in the global securities business, with $6.9 billion in common equity and $425 million in preferred stock at June 27, 1997. During the first quarter of 1997, the Company redeemed all of its $194 million Remarketed Preferred (Service Mark) Stock, Series C shares, and a subsidiary of the Company issued $300 million of perpetual Trust Originated Preferred Securities (Service Mark). These subsidiary-issued preferred securities, in addition to $327 million of preferred securities outstanding of other subsidiaries, further strengthened Merrill Lynch's equity capital base.

Merrill Lynch's leverage ratios were as follows:

                                                                Adjusted
                                      Leverage                  Leverage
                                      Ratio(1)                  Ratio(2)
                                      --------                  --------

Period-end
  June 27, 1997                          33.9x                    21.7x
  December 27, 1996                      29.5x                    18.0x

Average (3)
  Six months ended June 27, 1997         34.7x                    20.7x
  Year ended December 27, 1996           33.5x                    19.9x

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

Merrill Lynch operates in many regulated businesses that require various minimum levels of capital (see "Regulatory Requirements" section in Notes to the Consolidated Financial Statements - Unaudited). Merrill Lynch's broker-dealer, banking, insurance, and futures commission merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

CAPITAL PROJECTS AND EXPENDITURES

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to our clients. To support business expansion, for example, Merrill Lynch plans to build a new European headquarters in London for approximately $650 million. Completion of this facility is expected to occur in 2001. Significant technology initiatives include Trusted Global Advisor (Service Mark) and Year 2000 systems compliance. Trusted Global Advisor (Service Mark), a new technology platform for Financial Consultants, is expected to be completed in fourth quarter 1998, with estimated remaining costs of approximately $400 million. The Year 2000 systems modifications are expected to be completed in early 1999. The remaining costs are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance.

AVERAGE ASSETS AND LIABILITIES

Merrill Lynch monitors changes in its balance sheet using average daily balances that are determined on a settlement date basis and reported for management information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances.

For the first six months of 1997, average daily assets were $264 billion, up 11% versus $237 billion for the 1996 fourth quarter. Average daily liabilities rose 11% to $256 billion from $230 billion for the 1996 fourth quarter. The major components in the growth of average daily assets and liabilities for the first half of 1997 are summarized as follows:

(in millions)                        Increase in             Percent
                                    Average Assets           Increase
                                    --------------           --------
Trading assets                          $13,393                 16%
Resale agreements and
 securities borrowed                      8,911                  9



                                     Increase in             Percent
                                 Average Liabilities         Increase
                                 -------------------         --------

Trading liabilities                     $ 9,008                 19%
Repurchase agreements and
 securities loaned                        6,573                  7
Long-term borrowings                      5,129                 20
Commercial paper and other
 short-term borrowings                    3,883                 10

Due to the adoption of SFAS No. 125, average balances of trading assets and repurchase agreements increased by approximately $2 billion (for more information on SFAS No. 125, see "Accounting Change" section in Notes to Consolidated Financial Statements - Unaudited). In addition, during the first half of 1997, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Repurchase agreements and securities loaned transactions and resale agreements and securities borrowed transactions rose to fund the increase in trading activity. In addition, these transactions increased as a result of expanded matched-book activity, primarily involving governments and agencies securities.

Assets are funded through diversified sources which include repurchase agreements, commercial paper and other unsecured short-term borrowings, long-term borrowings, and equity. In addition to the increase in repurchase agreements and securities loaned transactions, the growth in average assets was funded by higher short- and long-term borrowings, particularly commercial paper and medium-term notes.

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

A summary of positions with non-investment grade issuers (for cash instruments) or counterparties (for derivatives in a gain position) follows:

(in millions)                                June 27,        Dec. 27,
                                               1997            1996
                                             --------        --------

Trading assets:
     Cash instruments                         $9,149          $7,585
     Derivatives(1)                            2,463           2,470
Trading liabilities - cash instruments         2,387             905
Insurance subsidiaries' investments              227             206

(1) Collateral of $728 and $848 was held at June 27, 1997 and December 27, 1996, respectively, to reduce risk related to these derivative balances.


Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 27, 1997, the carrying value of such debt and equity securities totaled $106 million, of which 54% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 27, 1996, of which 58% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $481 million and $351 million at June 27, 1997 and year-end 1996, respectively.

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

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

(in millions)                                     June 27,        Dec. 27,
                                                    1997            1996
                                                  --------        --------

Derivative fair values:
    Trading assets(1)                             $  269            $   63
    Trading liabilities                              245                64
Derivative notionals (off-balance-sheet)(2)        2,501             2,895

(1) Included in these amounts are $12 and $9 at June 27, 1997 and year-end 1996, respectively, that are also exposed to credit risk related to a non-investment grade counterparty, which are included in the preceding table.
(2)   Calculated as notional subject to strike or reference price.

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

A summary of cash instruments and derivatives used to hedge the credit risk of non-investment grade positions follows:

(in millions)                                   June 27,        Dec. 27,
                                                  1997            1996
                                                --------        --------

Trading assets - cash instruments               $  759          $  905
Derivative notionals (off-balance-sheet)(1)      2,164           1,311

(1) Calculated as notional subject to strike or reference price.

At June 27, 1997, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $1.3 billion, some of which represented hedges of other financial instruments.

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

(in millions)                                        June 27,         Dec. 27,
                                                       1997             1996
                                                     --------         --------

Loans (net of allowance for loan losses)(1)              $258             $340
Equity investments(2)                                     137              113
Partnership interests                                     100              104
Bridge loan                                                 -               31
Additional commitments to invest in partnerships           77               82
Unutilized revolving lines of credit and other
 lending commitments(3)                                   146              301

(1) Represented outstanding loans to 33 and 36 companies at June 27, 1997 and year-end 1996, respectively.
(2) Invested in 51 and 48 enterprises at June 27, 1997 and year-end 1996, respectively.
(3) Subsequent to quarter-end, Merrill Lynch committed to extend a $450 million senior secured credit facility and a $215 million senior subordinated bridge loan to a counterparty in connection with its proposed acquisition transaction. Merrill Lynch plans to syndicate the loan but may retain a residual portion.

At June 27, 1997, no one industry sector accounted for more than 23% of total non-investment grade positions and highly leveraged transactions.

STATISTICAL DATA

Selected statistical data for the last five quarters are presented below for informational purposes:



                                    2ND QTR.      3RD QTR.     4TH QTR.       1ST QTR.      2ND QTR.
                                      1996          1996         1996           1997          1997
                                    --------      --------    --------       --------       --------

CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in U.S. Client Accounts     $    714      $    735     $    792       $    818      $    886
 Assets in Non-U.S.
   Client Accounts                        42            44           47             50            54
                                    --------      --------     --------       --------      --------
 Total Assets in Client Accounts    $    756      $    779     $    839       $    868      $    940
                                    ========      ========     ========       ========      ========
 Assets Under Management:
   Money Market                     $     84      $     86     $     90       $     99            98
   Equity                                 53            54           59             62            68
   Fixed-Income                           41            42           43             43            45
   Private Portfolio                      25            27           38             40            43
   Insurance                               4             4            4              3             3
                                    --------      --------     --------       --------      --------
 Total Assets Under Management      $    207      $    213     $    234       $    247      $    257
                                    ========      ========     ========       ========      ========

 ML Consults(Registered
  Trademark)                        $     19      $     20     $     21       $     21      $     24
 Mutual Fund Advisor(Service
  Mark) and Asset
  Power(Registered Trademark)       $      7      $      8     $      9       $     10      $     13
 401(k) Assets                      $     40      $     41     $     45       $     47      $     51
UNDERWRITING
(DOLLARS IN BILLIONS)(A):
 Global Debt and Equity:
   Volume                           $     47      $     45     $     50       $     56      $     59
   Market Share                         12.7%         14.0%        13.2%          13.2%         13.2%
 U.S. Debt and Equity:
   Volume                           $     39      $     36     $     42       $     45      $     48
   Market Share                         15.8%         16.9%        16.7%          16.1%         16.6%
-----------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
   U.S.                               39,900        41,400       42,200         42,900        43,600
   Non-U.S.                            7,100         7,400        7,600          8,400         8,800
                                    --------      --------     --------       --------      --------
   TOTAL                              47,000        48,800       49,800         51,300        52,400
                                    ========      ========     ========       ========      ========
  Financial Consultants and
   Account Executives Worldwide       14,000        14,300       14,400         14,600        14,800
  Support Personnel to
    Producer ratio (B)                  1.47          1.48         1.51           1.53          1.55
INCOME STATEMENT:
   Net Earnings (in millions)       $    433      $    331     $    445       $    465      $    481
   Annualized Return on Average
    Common Stockholders' Equity         29.2%         21.5%        28.5%          28.3%         28.5%
   Earnings per Common Share(C):
    Primary                         $   1.09      $    .84     $   1.14       $   1.17      $   1.24
    Fully Diluted                   $   1.09      $    .84     $   1.14       $   1.17      $   1.23
BALANCE SHEET (IN MILLIONS):
   Total Assets                     $205,175      $207,911     $213,016       $247,603      $268,036
   Total Stockholders' Equity       $  6,514      $  6,618     $  6,892       $  6,925      $  7,268
SHARE INFORMATION
(IN THOUSANDS)(C):
   Weighted Average Shares
    Outstanding:
     Primary                         385,866       378,420      378,889        389,067       379,429
     Fully Diluted                   385,866       381,268      381,405        389,067       384,450
   Common Shares Outstanding (D)     337,849       331,258      328,172        330,921       329,048
   Shares Repurchased                 12,120         9,104        6,848          7,538         5,632
-------------------------------------------------------------------------------------------------------

   (A) Full credit to book manager. Market share data derived from Securities Data Co.
   (B)  Support personnel includes sales assistants.
   (C) Earnings per common share amounts and other share information have been adjusted for the two-for-one common stock split, paid May 30, 1997.
   (D) Does not include 5,059, 4,187, 3,077 and 936 unallocated reversion shares held in the Employee Stock Ownership Plan at period end
        June 28, 1996, September 27, 1996, December 27, 1996, and
        March 28, 1997, respectively, which are not considered outstanding for accounting purposes. At June 27, 1997, these shares had been fully allocated.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since the filing of the Company's 1996 Form 10-K and of the Company's
Quarterly Report on Form 10-Q for the quarter ended March 28, 1997 (the "First Quarter 1997 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1996 10-K.

ORANGE COUNTY LITIGATION.

On April 17, 1997, the court in the Atascadero Federal Court Action granted defendants' motion to abstain from deciding the Action pending final resolution of the Atascadero State Court Action. On May 20, 1997, plaintiffs filed a notice of appeal. On May 6, 1997, plaintiffs in the Atascadero State Court Action filed a notice of appeal.

On June 17, 1997, a subsidiary of the Company, MLPF&S, entered into an Agreement of Settlement and Release with the District Attorney of Orange County (the "District Attorney") that resolved the District Attorney's factual inquiry into MLPF&S' role in underwriting three debt offerings of Orange County and one debt offering of Orange County Flood Control District in 1994 (the "Settlement"). MLPF&S expressly denied and did not admit any wrongdoing or liability in connection with the Settlement. In connection with the Settlement, MLPF&S agreed to pay $30 million to the General Fund of Orange County. The Settlement provides, among other things, for MLPF&S to implement certain internal procedures when it acts pursuant to negotiated underwritings as the managing or sole underwriter of securities issued by the State of California and/or any county, municipality, district, special governmental agency or other entity or authority located in California.

NASDAQ ANTITRUST LITIGATION.

On May 20, 1997, the plaintiffs in the NASDAQ Antitrust Litigation class action, who have intervened in the civil antitrust action filed by the Antitrust Division of the United States Department of Justice in order to object to the settlement of that action, filed an appeal of the district court's approval of the settlement. On May 21, 1997, the district court granted a stay, pending completion of the appeal, of the portion of the district court's order approving the settlement that provided for the tape recording of telephone conversations by defendants' over-the-counter desk traders.

On June 30, 1997, the plaintiffs in the class action filed in connection with the NASDAQ Antitrust Litigation filed a motion seeking court approval of settlements entered into by the plaintiffs and certain of the defendants in that action. The settling defendants do not include MLPF&S, a defendant in the action.

GSLIC LITIGATION.

On July 28, 1997, the plaintiffs in the derivative action filed a notice of appeal.

For more detailed information regarding litigation matters involving the Company, see "Item 3. -- Legal Proceeding" in the 1996 10-K

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 15, 1997, the Company held its Annual Meeting of Stockholders.
Further details concerning matters submitted for vote of security holders can be found in the Company's Quarterly Report on Form 10-Q for the quarter ended
March 28, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (4) Instruments defining the rights of security holders, including indentures:

              Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company hereby undertakes to furnish to the Securities and Exchange Commission (the "Commission"), upon request, copies of the instruments defining the rights of holders of long-term debt securities of the Company that authorize an amount of securities constituting 10% or less of the total assets of the Company and its subsidiaries on a consolidated basis.

    (10)(i) Merrill Lynch & Co., Inc. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees

    (11)      Statement re: computation of per common share earnings.

    (12)      Statement re: computation of ratios.

    (15)      Letter re: unaudited interim financial information.

    (27)      Financial Data Schedule.

(b) Reports on Form 8-K

    The following Current Reports on Form 8-K were filed by the Company with the Commission during the quarterly period covered by this Report:

    (i) Current Report dated April 15, 1997 for the purpose of filing the Preliminary Unaudited Earnings Summary of the Company for the three-month period ended March 28, 1997.

    (ii) Current Report dated May 2, 1997 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of the Company as of March 28, 1997.

    (iii) Current Report dated May 30, 1997 for the purpose of filing restated common share data to give effect to the Company's two-for-one common stock split.

    (iv) Current Report dated June 3, 1997 for the purpose of filing the form of Registrant's Nikkei 225 Market Index Target-Term Securities due June 14, 2002.

                                  INDEX TO EXHIBITS

    Exhibits

    10(i) Merrill Lynch & Co., Inc. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees

    11        Statement re: computation of per share earnings

    12        Statement re: computation of ratios

    15        Letter re: unaudited interim financial information

    27        Financial Data Schedule