Form 10-Q
period 1997-09-26
MERRILL LYNCH & CO INC
filed 1997-11-07
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

COMMISSION FILE NUMBER 1-7182

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

                       333,155,321 shares of Common Stock
                (as of the close of business on October 31, 1997)

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                --------------------------------
                                                SEPT. 26,  SEPT. 27,  PERCENT(1)
(Dollars in Millions, Except Per Share Amounts)    1997      1996     INCREASE
                                                  ------    ------    ----------
REVENUES
Commissions ...................................   $1,244    $  860       44.7%
Interest and dividends ........................    4,397     3,357       31.0
Principal transactions ........................      951       818       16.2
Investment banking ............................      691       471       46.7
Asset management and portfolio
 service fees .................................      722       570       26.6
Other .........................................      141       125       13.0
                                                  ------    ------    -------
Total Revenues ................................    8,146     6,201       31.4

  Interest Expense ............................    4,153     3,108       33.6
                                                  ------    ------    -------

Net Revenues ..................................    3,993     3,093       29.1
                                                  ------    ------    -------

NON-INTEREST EXPENSES
Compensation and benefits .....................    2,008     1,612       24.6
Communications and equipment rental ...........      175       141       24.1
Occupancy .....................................      124       116        6.6
Depreciation and amortization .................      115       104       10.9
Professional fees .............................      211       152       39.2
Advertising and market development ............      145       125       15.9
Brokerage, clearing, and exchange fees ........      137       103       32.9
Other .........................................      307       218       40.5
                                                  ------    ------    -------
Total Non-Interest Expenses ...................    3,222     2,571       25.3
                                                  ------    ------    -------

EARNINGS BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES
 ISSUED BY SUBSIDIARIES .......................      771       522       47.7
Income Tax Expense ............................      266       191       38.8

Dividends on Preferred Securities
 Issued by Subsidiaries .......................       12        --        N/M
                                                  ------    ------    -------

NET EARNINGS ..................................   $  493    $  331       49.0%
                                                  ======    ======    =======

NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS ..........................   $  484    $  319       51.4%
                                                  ======    ======    =======

EARNINGS PER COMMON SHARE (2):
  Primary .....................................   $ 1.25    $ 0.84
                                                  ======    ======

  Fully diluted ...............................   $ 1.24    $ 0.84
                                                  ======    ======

DIVIDEND PAID PER COMMON SHARE (2) ............   $  .20    $  .15
                                                  ======    ======

AVERAGE SHARES USED IN COMPUTING EARNINGS
PER COMMON SHARE (2):
  Primary .....................................    387.6     378.4
                                                  ======    ======

  Fully diluted ...............................    389.7     381.3
                                                  ======    ======

(1)   Percentages are based on actual numbers before rounding.
(2) Share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

See Notes to Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED
                                                 ------------------------------
                                                 SEPT. 26, SEPT. 27,  PERCENT(1)
(Dollars in Millions, Except Per Share Amounts)    1997      1996     INCREASE
                                                  -------   -------   ---------
REVENUES
Commissions ....................................  $ 3,437   $ 2,819      21.9%
Interest and dividends .........................   12,575     9,407      33.7
Principal transactions .........................    3,166     2,709      16.8
Investment banking .............................    1,924     1,428      34.7
Asset management and portfolio
 service fees ..................................    2,038     1,661      22.7
Other ..........................................      468       386      21.4
                                                  -------   -------   -------
Total Revenues .................................   23,608    18,410      28.2

  Interest Expense .............................   11,807     8,675      36.1
                                                  -------   -------   -------

Net Revenues ...................................   11,801     9,735      21.2
                                                  -------   -------   -------

NON-INTEREST EXPENSES
Compensation and benefits ......................    6,000     5,044      19.0
Communications and equipment rental ............      503       409      23.1
Occupancy ......................................      368       345       6.7
Depreciation and amortization ..................      328       300       9.3
Professional fees ..............................      606       422      43.5
Advertising and market development .............      445       364      22.3
Brokerage, clearing, and exchange fees .........      367       310      18.2
Other ..........................................      862       650      32.7
                                                  -------   -------   -------
Total Non-Interest Expenses ....................    9,479     7,844      20.9
                                                  -------   -------   -------

EARNINGS BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES
 ISSUED BY SUBSIDIARIES ........................    2,322     1,891      22.8
Income Tax Expense .............................      847       717      18.0

Dividends on Preferred Securities
  Issued by Subsidiaries .......................       35        --       N/M
                                                  -------   -------   -------

NET EARNINGS ...................................  $ 1,440   $ 1,174      22.7%
                                                  =======   =======   =======

NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS ...........................  $ 1,410   $ 1,139      23.8%
                                                  =======   =======   =======

EARNINGS PER COMMON SHARE (2):
  Primary ......................................  $  3.66   $  2.96
                                                  =======   =======

  Fully diluted ................................  $  3.62   $  2.95
                                                  =======   =======

Dividends Paid Per Common Share (2) ............  $   .55   $   .43
                                                  =======   =======

AVERAGE SHARES USED IN COMPUTING EARNINGS
PER COMMON SHARE (2):
  Primary ......................................    385.4     385.3
                                                  =======   =======

  Fully diluted ................................    389.5     386.5
                                                  =======   =======

(1)   Percentages are based on actual numbers before rounding.
(2) Share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)
                                                             SEPT. 26,  DEC. 27,
ASSETS                                                         1997       1996
----------------------------------------------------------   --------   --------

CASH AND CASH EQUIVALENTS ................................   $  4,559   $  3,375
                                                             --------   --------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
 OR DEPOSITED WITH CLEARING ORGANIZATIONS ................     10,606      5,628
                                                             --------   --------

MARKETABLE INVESTMENT SECURITIES .........................      2,342      2,180
                                                             --------   --------

TRADING ASSETS, AT FAIR VALUE
Corporate debt and preferred stock .......................     35,440     24,270
Contractual agreements ...................................     17,004     13,465
Equities and convertible debentures ......................     24,974     13,153
U.S. Government and agencies .............................      9,378      9,304
Non-U.S. governments and agencies ........................     12,744      7,758
Mortgages, mortgage-backed, and asset-backed .............      8,038      5,189
Money markets ............................................      1,474      1,209
Municipals ...............................................      1,451      1,176
                                                             --------   --------
Total ....................................................    110,503     75,524
                                                             --------   --------

RESALE AGREEMENTS ........................................     68,559     58,402
                                                             --------   --------

SECURITIES BORROWED ......................................     36,252     24,692
                                                             --------   --------

RECEIVABLES
Customers (net of allowance for doubtful accounts of
 $55 in 1997 and $39 in 1996) ............................     25,263     18,309
Brokers and dealers ......................................      7,404      6,205
Interest and other .......................................      7,783      5,280
                                                             --------   --------
Total ....................................................     40,450     29,794
                                                             --------   --------

INVESTMENTS OF INSURANCE SUBSIDIARIES ....................      4,962      5,107

LOANS, NOTES, AND MORTGAGES (net of allowance for
 loan losses of $124 in 1997 and $117 in 1996) ...........      4,454      3,334

OTHER INVESTMENTS ........................................      1,600      1,125

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
 (net of accumulated depreciation and amortization
 of $2,805 in 1997 and $2,523 in 1996) ...................      1,939      1,670

OTHER ASSETS .............................................      2,204      2,185
                                                             --------   --------

TOTAL ASSETS .............................................   $288,430   $213,016
                                                             ========   ========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,    SEPT. 26,  DEC. 27,
AND STOCKHOLDERS' EQUITY                                       1997       1996
----------------------------------------------------------  ---------   --------

LIABILITIES

REPURCHASE AGREEMENTS ....................................  $  74,872   $ 62,669
                                                            ---------   --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS .........     58,240     39,333
                                                            ---------   --------

TRADING LIABILITIES, AT FAIR VALUE
U.S. Government and agencies .............................     15,694     13,965
Contractual agreements ...................................     13,815     11,221
Equities and convertible debentures ......................     17,724      8,332
Non-U.S. governments and agencies ........................      9,362      7,135
Corporate debt and preferred stock .......................      6,675      2,762
Municipals ...............................................        129        130
                                                            ---------   --------
Total ....................................................     63,399     43,545
                                                            ---------   --------

CUSTOMERS ................................................     14,818     11,758

INSURANCE ................................................      4,807      5,010

BROKERS AND DEALERS ......................................      6,375      3,407

OTHER LIABILITIES AND ACCRUED INTEREST ...................     17,497     13,973

LONG-TERM BORROWINGS .....................................     39,998     26,102
                                                            ---------   --------

TOTAL LIABILITIES ........................................    280,006    205,797
                                                            ---------   --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES ..............        627        327
                                                            ---------   --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY ...........................        425        619
                                                            ---------   --------

COMMON STOCKHOLDERS' EQUITY (1)
Common stock, par value $1.33 1/3 per share;
 authorized: 500,000,000 shares;
 issued: 1997 and 1996 - 472,660,324 shares ..............        630        630
Paid-in capital ..........................................      1,031        989
Foreign currency translation adjustment ..................        (39)        10
Net unrealized gains on investment securities
 available-for-sale (net of applicable income tax
 expense of $19 in 1997 and $5 in 1996) ..................         37          9
Retained earnings ........................................      9,095      7,868
                                                            ---------   --------
     Subtotal ............................................     10,754      9,506
Less:
 Treasury stock, at cost:
     1997 - 140,308,114 shares; 1996 - 141,411,196 shares       2,932      2,895
 Unallocated ESOP reversion shares, at cost:
     1996 - 3,077,556 shares ............................          --         24
 Employee stock transactions .............................        450        314
                                                            ---------   --------

TOTAL COMMON STOCKHOLDERS' EQUITY ........................      7,372      6,273
                                                            ---------   --------

TOTAL STOCKHOLDERS' EQUITY ...............................      7,797      6,892
                                                            ---------   --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY
 SUBSIDIARIES, AND STOCKHOLDERS' EQUITY ..................  $ 288,430   $213,016
                                                            =========   ========

BOOK VALUE PER COMMON SHARE(1) ...........................  $   22.24   $  19.19
                                                            =========   ========

(1) Share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                   -------------------------
(Dollars in Millions)                                                SEPT. 26,  SEPT. 27,
                                                                       1997       1996
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ......................................................  $  1,440   $  1,174
Noncash items included in earnings:
   Depreciation and amortization ..................................       328        300
   Policyholder reserves ..........................................       180        204
   Other ..........................................................     1,038        519
(Increase) decrease in operating assets:
   Trading assets .................................................   (34,824)   (13,460)
   Cash and securities segregated for regulatory purposes
    or deposited with clearing organizations ......................    (4,978)       173
   Securities borrowed ............................................   (11,560)    (5,323)
   Customers ......................................................    (6,969)    (2,445)
   Sales of trading investment securities .........................        59         --
   Purchases of trading investment securities .....................       (22)        --
   Other ..........................................................    (5,345)       917
Increase (decrease) in operating liabilities:
   Trading liabilities ............................................    19,854      7,984
   Customers ......................................................     3,060     (1,301)
   Insurance ......................................................      (372)      (463)
   Other ..........................................................     6,110      1,911
                                                                     --------   --------

CASH USED FOR OPERATING ACTIVITIES ................................   (32,001)    (9,810)
                                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Maturities of available-for-sale securities ....................     2,330      2,205
   Sales of available-for-sale securities .........................     1,447        867
   Purchases of available-for-sale securities .....................    (4,623)    (2,973)
   Maturities of held-to-maturity securities ......................       868        638
   Purchases of held-to-maturity securities .......................      (569)      (353)
   Other investments and other assets .............................      (392)      (385)
   Property, leasehold improvements, and equipment ................      (596)      (323)
                                                                     --------   --------

CASH USED FOR INVESTING ACTIVITIES ................................    (1,535)      (324)
                                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Repurchase agreements, net of resale agreements ................     2,045     (3,310)
   Commercial paper and other short-term borrowings ...............    18,907      7,153
   Issuance and resale of long-term borrowings ....................    19,768     11,992
   Settlement and repurchase of long-term borrowings ..............    (5,516)    (5,046)
   Issuance of subsidiaries' preferred securities .................       300         --
   Redemption of remarketed preferred stock .......................      (194)        --
   Common stock transactions ......................................      (377)      (729)
   Dividends ......................................................      (213)      (182)
                                                                     --------   --------

CASH PROVIDED BY FINANCING ACTIVITIES .............................    34,720      9,878
                                                                     --------   --------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ...................     1,184       (256)

Cash and cash equivalents, beginning of year ......................     3,375      3,091
                                                                     --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................  $  4,559   $  2,835
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes totaled $621 in 1997 and $867 in 1996.
   Interest totaled $10,576 in 1997 and $8,387 in 1996.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 26, 1997

                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Merrill Lynch & Co., Inc. (the "Parent Company") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 27, 1996 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the management of Merrill Lynch, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

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

Merrill Lynch adopted the provisions of SFAS No. 125 not deferred by SFAS No. 127 for all transactions entered into subsequent to December 31, 1996. This resulted in a net increase in trading assets and repurchase agreements of approximately $4 billion at the end of the 1997 third quarter.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the guidance for computing earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes dilution related to incremental shares (common share equivalents) and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes incremental shares.

Presented below is basic and diluted EPS under SFAS No. 128, compared with primary and fully diluted EPS:

                                    Three Months Ended       Nine Months Ended
                                   --------------------    --------------------
                                   Sept. 26,   Sept. 27,   Sept. 26,   Sept. 27,
                                     1997        1996        1997        1996
                                   --------    --------    --------    --------
Pro Forma SFAS No. 128:
  Basic                             $1.46       $0.95       $4.26       $3.34
  Diluted                            1.25        0.84        3.66        2.97

As Currently Reported:
  Primary                            1.25        0.84        3.66        2.96
  Fully diluted                      1.24        0.84        3.62        2.95


COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Commercial paper and other short-term borrowings at September 26, 1997 and December 27, 1996 are presented below:

                                                        Sept. 26,       Dec. 27,
                                                          1997            1996
                                                        -------         -------
Commercial paper                                        $34,777         $23,558
Demand and time deposits                                  9,340           9,311
Securities loaned                                         7,905           2,751
Bank loans and other                                      6,218           3,713
                                                        -------         -------
Total                                                   $58,240         $39,333
                                                        =======         =======

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

On February 6, 1997, Merrill Lynch Preferred Capital Trust II (the "Trust"), a subsidiary of the Parent Company, issued $300 of 8% Trust Originated Preferred Securities(Service Mark). The Trust holds preferred securities of a partnership, which is also a subsidiary of the Parent Company. The assets of the partnership consist primarily of debt securities of the Parent Company and one of its subsidiaries. The Parent Company has guaranteed, on a subordinated basis, certain payments by the Trust and the partnership.

REMARKETED PREFERRED(SERVICE MARK) STOCK, SERIES C ("RP STOCK")

The Parent Company redeemed all outstanding shares of RP Stock in the first quarter of 1997.

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:

(in billions)                  Interest                   Equity     Commodity
                                 Rate        Currency     Price        Price
                              Risk (1)(2)    Risk (3)      Risk        Risk
                              -----------    --------     ------     ---------
September 26, 1997
------------------

Swap agreements                 $1,296         $147         $12         $ 2
Forward contracts                   40          197           1          16
Futures contracts                  197            2          16           3
Options purchased                   96           72          32           3
Options written                    117           67          38           3

December 27, 1996
-----------------

Swap agreements                 $1,212         $140         $13         $ 3
Forward contracts                   24          147           1          17
Futures contracts                  126            2           7           5
Options purchased                   85           76          21           3
Options written                    118           72          31           3

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

The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

(in billions)                                       Sept. 26,       Dec. 27,
                                                      1997            1996
                                                    --------        --------

Interest rate derivatives(1)                           $49             $36
Currency derivatives(1)                                  7               7
Equity derivatives                                       2               2

(1) Includes swap contracts totaling $1 billion notional that contain embedded options hedging callable debt at both dates.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of September 26, 1997 would not have a material effect on the consolidated financial condition of Merrill Lynch.

REGULATORY REQUIREMENTS

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of the Parent Company, is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 26, 1997, MLPF&S's regulatory net capital of $1,529 was 8% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,149.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of the Parent Company, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 26, 1997, MLGSI's liquid capital of $1,308 was 233% of its total market and credit risk, and liquid capital in excess of the minimum required was $633.

Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. During 1997, MLI became Merrill Lynch's primary dealer for global equity derivatives business. As a result, at September 26, 1997, MLI's financial resources were $5,201, an increase of $3,827 since year end, and exceeded the minimum requirement by $1,195.

Merrill Lynch Capital Markets PLC ("MLCM"), a U.K. subsidiary of Merrill Lynch and a dealer in over-the-counter equity derivatives, became subject to the capital requirements of the SFA on January 1, 1997. At September 26, 1997, MLCM's financial resources were $1,599, and exceeded the minimum requirement by $1,363. Subsequent to quarter-end, MLI completed the purchase of the equity derivatives business of MLCM.

INTEREST EXPENSE

Interest expense includes payments in lieu of dividends of $5.2 and $3.0 for the third quarters of 1997 and 1996, respectively. For the nine-month periods ended September 26, 1997 and September 27, 1996, payments in lieu of dividends were $13.4 and $6.1, respectively.

LITIGATION MATTER

An action is pending in the United States District Court for the Central District of California by Orange County, California (the "County") which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against the Parent Company and certain of its subsidiaries in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions are pending against the Parent Company and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to Merrill Lynch arising out of Merrill Lynch's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by the Parent Company's subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to Merrill Lynch's audited consolidated financial statements contained in the 1996 10-K as well as "Legal Proceedings" in the 1996 10-K and this Quarterly Report on Form 10-Q.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 26, 1997, and the related condensed statements of consolidated earnings for the three- and nine-month periods ended September 26, 1997 and September 27, 1996 and consolidated cash flows for the nine-month periods ended September 26, 1997 and September 27, 1996. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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


/s/ Deloitte & Touche LLP
New York, New York

November 7, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merrill Lynch & Co., Inc. (the "Parent Company" and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors. These factors include economic conditions and monetary policy, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly impact the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

Global financial markets, generally strong during 1996, continued to perform well throughout the first nine months of 1997. Increased industrywide revenues from underwriting, trading, asset management, and merger and acquisition services resulted from heightened issuer and investor demand and relatively low interest rates. In late October, global equity markets, triggered by the decline in the Hong Kong market and devaluations of certain Asian currencies, experienced overall decreases and significant volatility. These events resulted in the widening of credit spreads, particularly in emerging market and investment grade debt instruments.

U.S. equity markets rose to record price levels in the 1997 third quarter. Although the rate of advance for the Dow Jones Industrial Average ("DJIA") slowed in the third quarter, the increase in price levels for small and mid-capitalization issues was strong. The DJIA rose just 3.6% in the third quarter, its third-worst quarterly performance since 1994 and well below the 10-year best of 16.5% recorded in the 1997 second quarter. In contrast, the Nasdaq Composite Index was up 16.9% during the quarter and 37.4% from a year ago.

U.S. bond prices increased during the third quarter of 1997 as long-term interest rates were generally lower relative to both the 1997 second quarter and the year-ago period. The decrease in interest rates was attributable to minimal inflation despite strong economic growth and low unemployment.

Global equity markets rose on average approximately 17% during the first nine months of 1997, as measured by the Dow Jones World Index. Most European markets advanced during the 1997 third quarter due in part to low interest rates, while the Japanese market and most of Asia's smaller markets decreased due to prospects of slower growth and significant currency fluctuations. For the nine months of 1997, equity prices in many countries, when measured in local currency terms, were up more than U.S. equity prices; however, in U.S. dollar terms, only a few of these increases exceeded the U.S. advance due to the overall strengthening of the U.S. dollar versus many local currencies.

Global underwriting volume in the 1997 third quarter was up compared to a year ago, resulting in a record number of stock and bond issuances and record proceeds from those offerings. The third quarter increase was fueled by declining interest rates and a steady flow of cash into mutual funds.

Strategic services activities remained strong during the 1997 third quarter, reflecting a continuation of the high level of merger and acquisition activity experienced throughout the first half of the year. Driven by globalization and consolidation within various industries, as well as other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.

Due to the volatility of the financial services industry, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effect of market downturns by expanding its global presence, developing and maintaining long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.

RESULTS OF OPERATIONS

(in millions,                     For the Three Months Ended          Increase/(Decrease)
 except per share               -------------------------------           3Q97 Versus
 amounts)                       Sept. 26,   June 27,  Sept. 27,       -------------------
                                  1997       1997       1996             2Q97     3Q96
                                ---------   --------  ---------          ----     ----
Total revenues                   $8,146     $8,011     $6,201            1.7%    31.4%
Net revenues                      3,993      3,967      3,093            0.7     29.1
Pretax earnings                     771        784        522           (1.7)    47.7
Net earnings                        493        481        331            2.4     49.0
Net earnings applicable
 to common stockholders             484        472        319            2.5     51.4
Earnings per common share (1):
  Primary                          1.25       1.24       0.84            0.8     48.8
  Fully diluted                    1.24       1.23       0.84            0.8     47.6

Return on average common
 stockholders' equity              27.3%      28.5%      21.5%
Effective tax rate                 34.4%      37.0%      36.6%

"(1) Per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997."

The discussion that follows emphasizes the comparison between the third quarters of 1997 and 1996 and presents additional information on the comparison between the respective nine-month periods, where appropriate.

Merrill Lynch's net earnings were a record $493 million in third quarter 1997, up 49% from $331 million in third quarter 1996. Record revenues were achieved in commissions, investment banking, and asset management and portfolio service fees. Increases in revenues were partially offset by higher costs, particularly variable compensation associated with increased production and profitability, technology-related expenses, and provisions for various business activities and legal matters.

Despite significant revenue growth in the U.S., non-U.S. net revenues continued to increase to approximately 25% of Merrill Lynch's total net revenues in the 1997 third quarter, compared with approximately 22% in the 1996 third quarter. This advance is driven by Merrill Lynch's continued global growth initiatives.

For the 1997 nine months, net earnings were a record $1.4 billion, up 23% from the previous record of $1.2 billion in the corresponding 1996 period. Year-to-date earnings per common share were $3.66 primary and $3.62 fully diluted, compared with $2.96 primary and $2.95 fully diluted for the 1996 period, as restated for the common stock split in 1997. Annualized return on average common equity was 28.0% for the 1997 nine months versus 26.3% in the prior year period.

Commissions revenues are summarized as follows:

                         Three Months Ended              Nine Months Ended
                     --------------------------     ----------------------------
(in millions)        Sept. 26,  Sept. 27,   %       Sept. 26,   Sept. 27,    %
                       1997       1996     Inc.       1997        1996      Inc.
                     ---------  ---------  ----     ---------   ---------   ----
Listed and
  over-the-counter    $  690      $444      56%      $1,920      $1,508      27%
Mutual funds             392       285      37        1,057         894      18
Other                    162       131      24          460         417      10
                      ------      ----               ------      ------
Total                 $1,244      $860      45       $3,437      $2,819      22
                      ======      ====               ======      ======

Commissions revenues from listed and over-the-counter securities increased as a result of higher trading volume on many global exchanges. Mutual fund commissions revenues rose due to higher distribution fees, primarily related to prior period sales, and strong quarterly sales of U.S. funds.

Significant components of interest and dividend revenues and interest expense follow:

                                  Three Months Ended       Nine Months Ended
                                 ---------------------   ----------------------
(in millions)                    Sept. 26,   Sept. 27,   Sept. 26,    Sept. 27,
                                   1997        1996        1997         1996
                                 ---------   ---------   ---------    ---------
Interest and dividend
 revenues:
  Trading assets                  $1,344      $1,096      $ 3,900      $3,040
  Resale agreements                1,191         756        3,276       2,160
  Securities borrowed                820         778        2,583       2,098
  Margin lending                     596         379        1,554       1,120
  Other                              446         348        1,262         989
                                  ------      ------      -------      ------
  Total                            4,397       3,357       12,575       9,407
                                  ------      ------      -------      ------

Interest expense:
  Borrowings                       1,640       1,312        4,854       3,559
  Repurchase agreements            1,409         915        3,774       2,617
  Trading liabilities                753         656        2,243       1,788
  Other                              351         225          936         711
                                  ------      ------      -------      ------
  Total                            4,153       3,108       11,807       8,675
                                  ------      ------      -------      ------
Net interest and
  dividend profit                 $  244      $  249      $   768      $  732
                                  ======      ======      =======      ======

Net interest and dividend profit decreased 2% from the 1996 third quarter. Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates.

Merrill Lynch hedges certain of its long- and short-term payment obligations with interest rate and currency swaps. The effect of these hedges, which is included in "Borrowings" above, increased (decreased) interest expense by approximately $14 million and $15 million for the 1997 three- and nine-month periods, respectively, and approximately $(17) million and $(62) million for the 1996 three- and nine-month periods, respectively.

Principal transactions revenues were up 16% from the 1996 third quarter to $951 million due to higher trading revenues from interest rate and currency swaps, equities and equity derivatives, high yield debt and corporate bonds, and foreign exchange instruments, partially offset by lower revenues from many fixed income products and municipal securities and a modest loss in mortgage-backed products.

The table that follows provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

                                     Principal     Net Interest        Net
(in millions)                      Transactions      Revenue         Trading
                                     Revenues       (Expense)        Revenue
                                  --------------  -------------   --------------
                                    1997    1996   1997    1996     1997    1996
                                  ------  ------  -----   -----   ------  ------
Three Months
------------
Equities and equity
 derivatives                      $  303  $  236  $ (16)  $  (1)  $  287  $  235
Taxable fixed-income                 216     262     43      68      259     330
Interest rate and
 currency swaps                      296     193    (53)    (21)     243     172
Municipals                            73      89      4       5       77      94
Foreign exchange and
 commodities                          63      38     --      (3)      63      35
                                  ------  ------  -----   -----   ------  ------
   Total                          $  951  $  818  $ (22)  $  48   $  929  $  866
                                  ======  ======  =====   =====   ======  ======

Nine Months
-----------
Equities and equity
 derivatives                      $1,010  $  874  $ (55)  $ (55)  $  955  $  819
Taxable fixed-income                 883     771    196     194    1,079     965
Interest rate and
 currency swaps                      894     698   (125)    (57)     769     641
Municipals                           239     257     11       8      250     265
Foreign exchange and
 commodities                         140     109      2     (12)     142      97
                                  ------  ------  -----   -----   ------  ------
   Total                          $3,166  $2,709  $  29   $  78   $3,195  $2,787
                                  ======  ======  =====   =====   ======  ======

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

Equities and equity derivatives trading revenues were $303 million, up 28% from the 1996 third quarter due to higher revenues from U.S. equities and convertible securities, partially offset by a decline in non-U.S. equities trading revenues. The increase in U.S. equities revenues was attributable to higher volume from market-making activity.

Taxable fixed-income trading revenues were $216 million, down 18% from the 1996 third quarter. Lower trading revenues from non-U.S. governments and agencies securities and the loss in mortgage-backed products were partially offset by increased revenues from high yield debt and corporate bonds. Trading revenues from non-U.S. governments and agencies securities were lower primarily due to weak economic conditions resulting from volatility in many emerging markets. The loss in trading revenues from mortgage-backed products resulted from a less favorable market environment compared to the year-ago period. Nevertheless, net trading results from mortgage-backed products, which include net interest revenues, were positive. The increase in trading revenues from high yield debt and corporate bonds was attributable to investors seeking higher yielding instruments as government and sovereign interest rates generally remained low.

Interest rate and currency swap trading revenues rose 53% to $296 million, primarily due to higher revenues from emerging market-related derivatives, improved customer demand from market volatility, and increased activity in credit derivatives. Municipal securities trading revenues were down 18% to $73 million due to lower margins on sales of shorter term instruments. Foreign exchange and commodities trading revenues were up 69% to $63 million, attributable mainly to fluctuations in the U.S. dollar versus the German mark and the Japanese yen.

A summary of Merrill Lynch's investment banking revenues follows:

                         Three Months Ended              Nine Months Ended
                     --------------------------     ----------------------------
(in millions)        Sept. 26,  Sept. 27,   %       Sept. 26,   Sept. 27,    %
                       1997       1996     Inc.       1997        1996      Inc.
                     ---------  ---------  ----     ---------   ---------   ----
Underwriting           $442      $346       28%      $1,345      $1,108      21%
Strategic services      249       125      100          579         320      81
                       ----      ----                ------      ------
Total                  $691      $471       47       $1,924      $1,428      35
                       ====      ====                ======      ======

Underwriting revenues were up from 1996 third quarter levels due to increased issuances in most security categories, particularly high-yield debt. Merrill Lynch's underwriting market share information follows:

                                          Three Months Ended
                            ---------------------------------------------
                            September 26, 1997         September 27, 1996
                            ------------------         ------------------
                            Market                     Market
                            Share         Rank         Share         Rank
                            ------        ----         ------        ----
U.S. PROCEEDS
    Debt                    16.1%           1          14.6%          1
    Equity                  14.3            2          23.0           1
    Debt and Equity         15.9            1          16.2           1
GLOBAL PROCEEDS
    Debt                    13.4            1          12.3           1
    Equity                  13.3            2          19.9           1
    Debt and Equity         13.4            1          13.5           1

"Source: Securities Data Co. ("SDC") statistics based on full credit to book manager."

Strategic services revenues advanced to a record $249 million, benefiting from strong merger and acquisition activity industrywide and significant gains in market share of completed transactions from a year ago. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

                                          Three Months Ended
                            ---------------------------------------------
                            September 26, 1997         September 27, 1996
                            ------------------         ------------------
                            Market                     Market
                            Share         Rank         Share         Rank
                            ------        ----         ------        ----
COMPLETED
 TRANSACTIONS
    U.S.                     40.2%         1            26.7%         2
    Global                   26.9          1            16.8          3
ANNOUNCED
 TRANSACTIONS
    U.S.                     24.0          1            20.3          3
    Global                   15.1          4            14.9          3

"Source: SDC statistics based on full credit to both target and acquiring companies' advisors."

Merrill Lynch's asset management and portfolio service fees are summarized below:

                           Three Months Ended            Nine Months Ended
                       --------------------------   ----------------------------
(in millions)          Sept. 26,  Sept. 27,   %     Sept. 26,   Sept. 27,    %
                         1997       1996     Inc.     1997        1996      Inc.
                       ---------  ---------  ----   ---------   ---------   ----
Asset management fees    $312       $247      26%    $  887      $  731      21%
Portfolio service fees    219        157      40        586         445      32
Account fees              102         90      13        313         286       9
Other fees                 89         76      18        252         199      27
                         ----       ----             ------      ------
Total                    $722       $570      27     $2,038      $1,661      23
                         ====       ====             ======      ======

Total assets in worldwide client accounts reached an industry record $1.018 trillion at quarter end. Major components of the change in client assets and assets under management follow:

                                         Net Changes due to
                                        ----------------------
(in billions)               Sept. 27,     New        Asset         Sept. 26,
                              1996      Money(1)  Appreciation       1997
                            --------    --------  ------------     --------

Assets in client accounts     $779      $101(2)       $138          $1,018

Assets under management        213        32            27             272

"(1) Includes $10 billion of assets related to the 1996 fourth quarter acquisition of Hotchkis and Wiley, a Los Angeles-based asset management company."
"(2) Includes $16.5 billion of assets related to the 1997 third quarter acquisition of MasterWorks, a 401(k) service provider."

Asset management fees, which include primarily fees earned on mutual funds sponsored by Merrill Lynch, increased due to net asset appreciation and strong inflows of client assets. Portfolio service fees benefited from the increase in the number of accounts and asset levels from asset-based fee products, primarily Merrill Lynch Consults(Registered Trademark), Mutual Fund Advisor(Service Mark), and Asset Power(Registered Trademark). Account fees rose due to an increase in the number of customer and custodial accounts. Other fee-based revenues were up due primarily to higher revenues from transfer agency activities.

Other revenues were $141 million, up 13% from $125 million in the 1996 third quarter.

Merrill Lynch's non-interest expenses are summarized below:

                                            Three Months Ended         Nine Months Ended
                                           ----------------------    ----------------------
(in millions)                              Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                             1997         1996         1997         1996
                                           ---------    ---------    ---------    ---------
Compensation and benefits                   $2,008       $1,612       $6,000       $5,044
                                            ------       ------       ------       ------
Non-interest expenses,
 excluding compensation and
 benefits:
  Communications and
    equipment rental                           175          141          503          409
  Occupancy                                    124          116          368          345
  Depreciation and amortization                115          104          328          300
  Professional fees                            211          152          606          422
  Advertising and market
    development                                145          125          445          364
  Brokerage, clearing, and
    exchange fees                              137          103          367          310
  Other                                        307          218          862          650
                                            ------       ------       ------       ------
Total non-interest expenses,
    excluding compensation
    and benefits                             1,214          959        3,479        2,800
                                            ------       ------       ------       ------
Total non-interest expenses                 $3,222       $2,571       $9,479       $7,844
                                            ======       ======       ======       ======

Compensation and benefits
    as a percentage of net revenues           50.3%        52.1%        50.8%        51.8%
Compensation and benefits as a
    percentage of pretax earnings
    before compensation and benefits          72.3%        75.5%        72.1%        72.7%

Non-interest expenses were up 25% from the 1996 third quarter. The largest expense category, compensation and benefits expense, rose 25% from the 1996 third quarter due to higher production-related and incentive compensation and increased headcount. Production-related compensation was up due to strong business volume, while incentive compensation rose as a result of increased profitability. In addition, approximately 5,400 employees were added since the end of the 1996 third quarter, resulting in total employees of approximately 54,200 at the end of the 1997 third quarter. Hirings of technical and other support personnel, together with headcount added by business acquisitions, were responsible for approximately 72% of the increase. The ratio of support employees and sales assistants to producers increased from 1.48 at third quarter-end 1996 to 1.53 at third quarter-end 1997.

Communications and equipment rental expense rose 24% to $175 million. Expanded use of market data services, increased business volume, and higher technology maintenance costs contributed to the increase. Other facilities-related costs, which include occupancy and depreciation and amortization, rose 9% in the aggregate to $239 million as continued global expansion led to higher costs.

Professional fees were up 39% to $211 million, principally attributable to higher systems and management consulting costs related to various technology projects. Advertising and market development expense rose 16% primarily as a result of increased global travel and client promotion costs. Brokerage, clearing, and exchange fees increased 33% due to higher global securities trading volume. Other expenses were up 40% as a result of increases in provisions related to various business activities and legal matters.

Income tax expense was $266 million in the 1997 third quarter. The effective tax rate declined to 34.4% in the 1997 third quarter, compared with 36.6% in the year-ago period, as a result of reductions in state and local taxes arising from the settlement of many prior year tax audits.

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

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding alternatives include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured bank credit facilities, which at September 26, 1997 totaled $6.6 billion and were not drawn upon. Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon its bank credit facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turn over frequently and are typically match-funded with liabilities having similar maturities and cash flow characteristics. At September 26, 1997, substantially all of Merrill Lynch's assets were considered readily marketable by management.

Merrill Lynch concentrates its unsecured, general purpose borrowings at the Parent Company level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are enhanced control, reduced financing costs, wider name recognition by creditors of Merrill Lynch, and flexibility to meet variable funding requirements of subsidiaries.

Finally, Merrill Lynch strives to expand and diversify its funding programs and investor and creditor base. Merrill Lynch benefits by distributing its debt through its own sales force to a large, diversified customer base. Additionally, Merrill Lynch maintains strict concentration standards for short-term borrowings, including limits for any single investor.

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $34.8 billion at September 26, 1997 and $23.6 billion at December 27, 1996, which was equal to 12% and 11% of total assets at third quarter-end 1997 and year-end 1996, respectively.

Outstanding long-term debt at September 26, 1997 increased to $40.0 billion from $26.1 billion at year-end 1996.

At September 26, 1997, Merrill Lynch's senior long-term debt, preferred stock, and trust-originated preferred securities were rated by recognized credit rating agencies, as follows:

                                                          Preferred Stock
                                                                and
                                           Senior         Trust-Originated
                                            Debt          Preferred Security
     Rating Agency                         Rating              Ratings
     -------------                         ------         ------------------

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


During the first nine months of 1997, the Parent Company issued $18.7 billion in long-term debt. During the same period, maturities and repurchases were $4.6 billion. In addition, approximately $1.1 billion of the Parent Company's long-term debt securities held by subsidiaries were sold and $0.9 billion were purchased. At September 26, 1997, $29 billion of term debt had maturity dates beyond one year.

Approximately $77.4 billion of the Parent Company's indebtedness at September 26, 1997 is considered senior indebtedness as defined in its subordinated indenture.

As part of Merrill Lynch's overall liquidity management strategy, its insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts and expected future acquisition and maintenance expenses for all contracts. Insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, and credit risks attributable to fixed-rate products, thereby reducing the risk profile and liquidity demands on the insurance subsidiaries. At September 26, 1997, approximately 84% of invested assets of insurance subsidiaries were considered liquid by management.

CAPITAL RESOURCES AND CAPITAL ADEQUACY

Merrill Lynch is one of the most highly capitalized U.S. institutions primarily involved in the global securities business, with $7.4 billion in common equity and $425 million in preferred stock at September 26, 1997. During the first quarter of 1997, the Parent Company redeemed all of its $194 million Remarketed Preferred(Service Mark) stock, Series C shares, and a subsidiary of the Parent Company issued $300 million of perpetual Trust Originated Preferred Securities(Service Mark). These subsidiary-issued preferred securities, in addition to $327 million of preferred securities outstanding of other subsidiaries, further strengthen Merrill Lynch's equity capital base.

Merrill Lynch's leverage ratios were as follows:
                                                                 Adjusted
                                               Leverage          Leverage
                                               Ratio(1)          Ratio(2)
                                               --------          --------
Period-end
  September 26, 1997                             34.2x            21.8x
  December 27, 1996                              29.5x            18.0x

Average (3)
  Nine months ended September 26, 1997           35.5x            21.3x
  Year ended December 27, 1996                   33.5x            19.9x

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

Merrill Lynch repurchased 0.4 and 13.6 million shares of Parent Company common stock for the 1997 three- and nine-month periods, respectively, and 9.1 and 30.3 million shares for the corresponding 1996 periods. Remaining authority to repurchase shares under the share repurchase program is 10.0 million shares. Merrill Lynch will continue to manage share repurchases, taking into account capital needs and the effect of employee stock issuances.

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

CAPITAL PROJECTS AND EXPENDITURES

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. To support business expansion, for example, Merrill Lynch plans to build a new European headquarters in London for approximately $650 million. Completion of this facility is expected to occur in 2001. Subsequent to quarter end, Merrill Lynch approved a plan to construct an office complex in central New Jersey to consolidate operations. Construction costs are estimated at approximately $325 million, and completion of this facility is anticipated in 2000.

Significant technology initiatives include Trusted Global Advisor(Service Mark) and Year 2000 systems compliance. Trusted Global Advisor(Service Mark), a new technology platform for Financial Consultants, is expected to be completed in fourth quarter 1998, with estimated remaining costs of approximately $340 million. The Year 2000 systems modifications are anticipated to be completed in early 1999. Based on information currently available, the remaining costs are estimated at $175 million and will cover hardware and software upgrades, systems consulting, and computer maintenance.

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

For the first nine months of 1997, average daily assets were $277 billion, up 17% from $237 billion for the 1996 fourth quarter. Average daily liabilities rose 17% to $269 billion from $230 billion for the 1996 fourth quarter. The major components in the growth of average daily assets and liabilities for the first nine months of 1997 are summarized as follows:

(in millions)                                    Increase in        Percent
                                                Average Assets     Increase
                                                --------------     --------

Trading assets                                     $22,129            27%
Resale agreements and
 securities borrowed                                10,983            11
Customer receivables                                 2,512            10

                                                 Increase in        Percent
                                             Average Liabilities   Increase
                                             -------------------   --------

Repurchase agreements and
 securities loaned                                 $12,219            14%
Trading liabilities                                 10,960            23
Long-term borrowings                                 7,419            29
Commercial paper and other
 short-term borrowings                               5,421            14

Due to the adoption of SFAS No. 125, average balances of trading assets and repurchase agreements increased by approximately $2.4 billion (for more information on SFAS No. 125, see "Accounting Change" section in Notes to the Consolidated Financial Statements - Unaudited). In addition, during the first nine months of 1997, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Repurchase agreements and securities loaned transactions and resale agreements and securities borrowed transactions rose to fund the increase in trading activity. Customer receivables were also up as a result of higher secured lending in the form of margin and other collateralized loans.

Assets are funded through diversified sources that include repurchase agreements, commercial paper and other unsecured short-term borrowings, long-term borrowings, and equity. In addition to the increase in repurchase agreements and securities loaned transactions, the growth in average assets was funded by higher short- and long-term borrowings, particularly commercial paper and medium-term notes.

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

"Non-Investment Grade Holdings"

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have continued to increase to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. Non-investment grade holdings are defined as debt and preferred equity securities rated BB+ or lower (or equivalent ratings by recognized credit rating agencies), certain sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other financial instruments that, in the opinion of management, are non-investment grade. Non-investment grade trading inventories are carried at fair value.

Merrill Lynch's insurance subsidiaries also hold non-investment grade securities that are classified as available-for-sale and are carried at fair value.

A summary of positions with non-investment grade issuers (for cash instruments) or counterparties (for derivatives in a gain position) follows:

(in millions)                                            Sept. 26,      Dec. 27,
                                                           1997           1996
                                                         ---------      --------

Trading assets:
   Cash instruments                                      $13,053        $7,585
   Derivatives(1)                                          2,363         2,470
Trading liabilities - cash instruments                     2,424           905
Insurance subsidiaries' investments                          236           206

(1) Collateral of $467 and $848 was held at September 26, 1997 and year-end 1996, respectively, to reduce risk related to these derivative balances.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 26, 1997, the carrying value of such instruments totaled $125 million, of which 53% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 27, 1996, of which 58% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $532 million and $351 million at September 26, 1997 and year-end 1996, respectively.

Derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swap) or potentially require ownership of the underlying security (e.g., short put option). In addition, derivatives may subject Merrill Lynch to credit spread risk, since changes in credit quality of the underlying securities may affect the derivatives' fair values.

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

(in millions)                                            Sept. 26,      Dec. 27,
                                                           1997           1996
                                                         ---------      --------

Derivative fair values:
   Trading assets(1)                                      $   25         $   63
   Trading liabilities                                       222             64
Derivative notionals (off-balance-sheet)(2)                3,124          2,895

(1) Included in these amounts are $7 and $9 at September 26, 1997 and year-end 1996, respectively, that are also exposed to credit risk related to a non-investment grade counterparty, which are included in the preceding table.
(2)   Calculated as notional subject to strike or reference price.

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

A summary of cash instruments and derivatives used to hedge the credit risk of non-investment grade positions follows:

(in millions)                                            Sept. 26,      Dec. 27,
                                                           1997          1996
                                                         --------       -------

Trading assets - cash instruments                         $  380         $  905
Derivative notionals (off-balance-sheet)(1)                3,692          1,311

(1)   Calculated as notional subject to strike or reference price.

At September 26, 1997, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $2.4 billion, some of which represented hedges of other financial instruments.

"Highly Leveraged Transactions"

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

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be made on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

(in millions)                                            Sept. 26,      Dec. 27,
                                                           1997          1996
                                                         --------       -------

Loans (net of allowance for loan losses)(1)                $392           $340
Equity investments(2)                                       164            113
Partnership interests                                        98            104
Bridge loan                                                  30             31
Additional commitments to invest in partnerships             64             82
Unutilized revolving lines of credit and other
 lending commitments                                        265            301

(1) Represented outstanding loans to 39 and 36 companies at September 26, 1997 and year-end 1996, respectively.
(2) Invested in 59 and 48 enterprises at September 26, 1997 and year-end 1996, respectively.

At September 26, 1997, no one industry sector accounted for more than 26% of total non-investment grade positions and highly leveraged transactions.

STATISTICAL DATA

Selected statistical data for the last five quarters are presented below for informational purposes:

                                   3RD QTR.   4TH QTR.   1ST QTR.   2ND QTR.   3RD QTR.
                                     1996       1996       1997       1997       1997
                                   --------   --------   --------   --------   --------
CLIENT ACCOUNTS
 (IN BILLIONS):
 Assets in U.S. Client Accounts    $    735   $    792   $    818   $    886   $    960
 Assets in Non-U.S.
   Client Accounts                       44         47         50         54         58
                                   --------   --------   --------   --------   --------
 Total Assets in Client Accounts   $    779   $    839   $    868   $    940   $  1,018
                                   ========   ========   ========   ========   ========
 Assets Under Management:
   Money Market                    $     86   $     90   $     99   $     98   $    105
   Equity                                54         59         62         68         73
   Fixed-Income                          42         43         43         45         46
   Private Portfolio                     27         38         40         43         45
   Insurance                              4          4          3          3          3
                                   --------   --------   --------   --------   --------
 Total Assets Under Management     $    213   $    234   $    247   $    257   $    272
                                   ========   ========   ========   ========   ========

 ML Consults(Registered Trademark) $     20   $     21   $     21   $     24   $     26
 Mutual Fund Advisor(Service
   Mark) and Asset
   Power(Registered Trademark)     $      8   $      9   $     10   $     13   $     15
 401(k) Assets                     $     41   $     45   $     47   $     51   $     71
UNDERWRITING
(DOLLARS IN BILLIONS)(A):
 Global Debt and Equity:
   Volume                          $     44   $     50   $     57   $     61   $     65
   Market Share                        13.5%      13.0%      13.0%      13.0%      13.4%
 U.S. Debt and Equity:
   Volume                          $     35   $     43   $     47   $     49   $     57
   Market Share                        16.2%      16.3%      15.9%      15.8%      15.9%
---------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
    U.S                              41,400     42,200     42,900     43,600     44,900
    Non-U.S                           7,400      7,600      8,400      8,800      9,300
                                   --------   --------   --------   --------   --------
    TOTAL                            48,800     49,800     51,300     52,400     54,200
                                   ========   ========   ========   ========   ========
  Financial Consultants and
    Account Executives Worldwide     14,300     14,400     14,600     14,800     15,200
  Support Personnel to
    Producer ratio (B)                 1.48       1.51       1.52       1.54       1.53
INCOME STATEMENT:
    Net Earnings (in millions)     $    331   $    445   $    465   $    481   $    493
    Annualized Return on Average
     Common Stockholders' Equity       21.5%      28.5%      28.3%      28.5%      27.3%
    Earnings per Common Share(C):
     Primary                       $    .84   $   1.14   $   1.17   $   1.24   $   1.25
     Fully Diluted                 $    .84   $   1.14   $   1.17   $   1.23   $   1.24
BALANCE SHEET (IN MILLIONS):
    Total Assets                   $207,911   $213,016   $247,603   $268,036   $288,430
    Total Stockholders' Equity     $  6,618   $  6,892   $  6,925   $  7,268   $  7,797
SHARE INFORMATION
(IN THOUSANDS)(C):
    Weighted Average Shares
     Outstanding:
      Primary                       378,420    378,889    389,067    379,429    387,643
      Fully Diluted                 381,268    381,405    389,067    384,450    389,736
    Common Shares Outstanding (D)   331,258    328,172    330,921    329,048    332,352
    Shares Repurchased                9,104      6,848      7,538      5,632        433
---------------------------------------------------------------------------------------

(A) Full credit to book manager. Market share data derived from Securities Data Co.
(B)   Support personnel includes sales assistants.
(C) Share and per share amounts have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997.
(D) Does not include 4,187, 3,078 and 936 unallocated reversion shares held in the Employee Stock Ownership Plan at September 27, 1996, December 27, 1996, and March 28, 1997, respectively, which are not considered outstanding for accounting purposes. As of June 27, 1997, these shares had been fully allocated.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Since the filing of Merrill Lynch's 1996 10-K and Merrill Lynch's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997 (the "Second Quarter 1997 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1996 10-K.

NASDAQ Antitrust Litigation. On June 30 and August 27, 1997, plaintiffs in the class action filed in connection with the NASDAQ Antitrust Litigation filed motions seeking court approval of settlements totaling nearly $100 million entered into by plaintiffs and certain of the defendants in this action. On October 14, 1997, the court approved those settlements. The settling defendants do not include MLPF&S, a defendant in the action.

For more detailed information regarding litigation matters involving Merrill Lynch, see "Item 3. - Legal Proceedings" in the 1996 10-K.

Item 5. Other Information

The 1998 Annual Meeting of Stockholders will be held at 10:00 a.m. on Tuesday, April 14, 1998 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of Merrill Lynch's Certificate of Incorporation, has been given to the Secretary of Merrill Lynch, 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than January 29, 1998 and no later than February 23, 1998. In addition, in accordance with provisions of Merrill Lynch's By-Laws, any stockholder intending to bring any other business before the meeting must advise Merrill Lynch in writing of the stockholder's intent to do so on or before February 23, 1997. In order to be included in Merrill Lynch's proxy statement, stockholder proposals must be submitted in writing to Merrill Lynch on or before November 10, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      (4) Instruments defining the rights of security holders, including indentures:

            Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, Merrill Lynch hereby undertakes to furnish to the SEC, upon request, copies of the instruments defining the rights of holders of long-term debt securities of Merrill Lynch that authorize an amount of securities constituting 10% or less of the total assets of Merrill Lynch and its subsidiaries on a consolidated basis.

      (10)(i) Merrill Lynch & Co., Inc. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees

      (10)(ii) Merrill Lynch & Co., Inc. Program for Deferral of Stock Option Gains for a Select Group of Eligible Employees

      (11)        Statement re: computation of per common share earnings

      (12)        Statement re: computation of ratios

      (15)        Letter re: unaudited interim financial information

      (27)        Financial Data Schedule

(b)   Reports on Form 8-K

      The following Current Reports on Form 8-K were filed by Merrill Lynch with the SEC during the quarterly period covered by this Report:

      (i) Current Report dated July 16, 1997 for the purpose of filing Merrill Lynch's Preliminary Unaudited Earnings Summary for the three-month period ended June 27, 1997.

      (ii) Current Report dated July 30, 1997 for the purpose of filing Merrill Lynch's Preliminary Unaudited Consolidated Balance Sheet as of June 27, 1997.

      (iii) Current Report dated August 1, 1997 for the purpose of filing the form of Merrill Lynch's Major 8 European Index Market Index Target-Term Securities due August 30, 2002.

      (iv) Current Report dated August 1, 1997 for the purpose of filing the form of Merrill Lynch's 6.55% Notes due August 1, 2004.

      (v) Current Report dated September 24, 1997 for the purpose of filing the form of Merrill Lynch's S&P 500 Inflation Adjusted Market Index Target-Term Securities due September 24, 2007.

                                INDEX TO EXHIBITS

Exhibits

10(i) Merrill Lynch & Co., Inc. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees

10(ii) Merrill Lynch & Co., Inc. Program for Deferral of Stock Option Gains for a Select Group of Eligible Employees

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

                                    MERRILL LYNCH & CO., INC.
                                    -------------------------
                                          (Registrant)


Date:  November 7, 1997             By:   /s/ Joseph T. Willett
                                          ------------------------------
                                          Joseph T. Willett
                                          Senior Vice President
                                          Chief Financial Officer