Form 10-K405
period 1997-12-26
MERRILL LYNCH & CO INC
filed 1998-03-05
CIK 65100

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997       COMMISSION FILE NUMBER 1-7182

                           MERRILL LYNCH & CO., INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-2740599
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)
 WORLD FINANCIAL CENTER--NORTH TOWER                      10281
          250 VESEY STREET                             (ZIP CODE)
         NEW YORK, NEW YORK
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 449-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, par value $1.33 1/3        New York Stock Exchange; Chicago Stock
                                         Exchange; Pacific Exchange; Paris
                                         Bourse; London Stock Exchange; and
                                         Tokyo Stock Exchange

Depositary Shares representing 1/400th   New York Stock Exchange
 share of 9% Cumulative Preferred
 Stock, Series A

Rights to Purchase Series A Junior Pre-  New York Stock Exchange; Chicago Stock
 ferred Stock                            Exchange; Pacific Exchange; Paris
                                         Bourse; London Stock Exchange; and
                                         Tokyo Stock Exchange

Currency Protected Notes due December    New York Stock Exchange
 31, 1998; Global Bond Linked Securi-
 ties due December 31, 1998; S&P 500
 Market Index Target-Term Securities
 ("MITTS") due July 31, 1998; Global
 Telecommunications Portfolio MITTS due
 October 15, 1998; European Portfolio
 MITTS due June 30, 1999; S&P 500 MITTS
 due May 10, 2001; Technology MITTS due
 August 15, 2001; Healthcare/Biotechnology
 Portfolio MITTS due October 31, 2001;
 Nikkei 225 MITTS due June 14, 2002;
 S&P 500 MITTS due September 16, 2002;
 Merrill Lynch's MITTS based upon the
 Dow Jones Industrial Average due
 January 14, 2003; Top Ten Yield MITTS
 due August 15, 2006; S&P 500 Inflation
 Adjusted MITTS due September 24, 2007;
 Stock Market Annual Reset Term Notes
 ("SMART Notes") due December 31, 1999
 (Series A); Equity Participation
 Securities with Minimum Return
 Protection due June 30, 1999; 6 1/2%
 Structured Yield Product Exchangeable
 for Stock ("STRYPES") due August 15,
 1998; 6% STRYPES due June 1, 1999;
 7 1/4% STRYPES due June 15, 1999;
 7 7/8% STRYPES due February 1, 2001;
 6 1/4% STRYPES due July 1, 2001

Japan Index Equity Participation Secu-   American Stock Exchange
 rities with Minimum Return Protection
 due January 31, 2000; AMEX Oil Index
 SMART Notes due December 29, 2000;
 Russell 2000 Index Call Warrants
 expiring November 17, 1998; AMEX Hong
 Kong 30 Index Equity Participation
 Notes due February 16, 1999; Major 8
 European Index MITTS due August 30,
 2002; Major 11 International MITTS due
 December 6, 2002; Russell 2000 Index
 MITTS due September 30, 2004

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24.2 billion.

  As of February 23, 1998, there were 342,205,174 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
  Merrill Lynch & Co., Inc. Proxy Statement for its 1998 Annual Meeting of Stockholders dated March 5, 1998--Incorporated by reference in part in this Form 10-K in Parts III and IV.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          CROSS REFERENCE INDEX TO ANNUAL REPORT ON FORM 10-K
[LOGO OF MERRILL LYNCH APPEARS HERE]
    ---------------------------------------------------------------------

                                                                PAGE NUMBER
      FORM 10-K                                              REFERENCE TO THIS
 REQUIRED INFORMATION                                        1997 ANNUAL REPORT
 --------------------                                        ------------------
 PART ONE
        ITEM 1.       DESCRIPTION OF BUSINESS.............            73-87
        ITEM 2.       PROPERTIES..........................            87-88
        ITEM 3.       LEGAL PROCEEDINGS...................            88-93
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITYHOLDERS.....................             93
 PART TWO
        ITEM 5.       MARKET FOR REGISTRANT'S COMMON
                      STOCK...............................             68
        ITEM 6.       SELECTED FINANCIAL DATA.............              3
        ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS.......................            5-29
       ITEM 7A.       MARKET RISK DISCLOSURES ............        24-25, 38-43,
                                                                      44-49
        ITEM 8.       FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA..................            30-68
                      Independent Auditors' Report........             30
                      Statements of Consolidated
                      Earnings............................             31
                      Consolidated Balance Sheets.........            32-33
                      Statements of Changes in
                      Consolidated Stockholders' Equity...            34-35
                      Statements of Consolidated
                      Comprehensive Income................             36
                      Statements of Consolidated Cash
                      Flows...............................             37
                      Notes to Consolidated Financial
                      Statements..........................            38-67
                      Quarterly Information...............             68
        ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE................             93
 PART THREE
       ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF
                      THE REGISTRANT......................             93
       ITEM 11.       EXECUTIVE COMPENSATION..............             93
       ITEM 12.       SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT....             93
       ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS........................             93
 PART FOUR
       ITEM 14.       EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-
                      K ..................................             97
                      Condensed Financial Statements
                      (Parent Company Only)...............            69-72
                      Reports on Form 8-K.................             97
                      List of Exhibits....................            97-99

1997 Annual Report

INTRODUCTION
                                            [LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

Our $1.9 billion in net earnings for 1997 were the highest in our history, up 18% from the previous record of $1.6 billion the year before, and represent a return on common equity of 26.8%.

In recognition of sustained earnings growth, in April 1997 our Board of Directors approved a two-for-one common stock split and a 33% increase in the regular quarterly dividend, making 1997 the sixth consecutive year in which dividends increased.

On the following pages, we present Merrill Lynch's financial results for 1997 in detail. A companion publication, the 1997 Annual Review, contains our Letter to Shareholders and Clients setting the events and accomplishments of last year in the context of a thorough discussion of our strategy. We urge you to read these two publications in tandem, since both strategic vision and financial strength will continue to be critical elements for success during a period of extraordinary change in the global financial services industry.


/s/ David H. Komansky                      /s/ Herbert M. Allison, Jr.

DAVID H. KOMANSKY                          HERBERT M. ALLISON, JR.
Chairman and Chief Executive Officer       President and Chief Operating Officer

February 26, 1998

                                                              1997 Annual Report

                                                                              I

TABLE OF CONTENTS
                                            [LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA.....................................................   3
MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY.........................   4
MANAGEMENT'S DISCUSSION AND ANALYSIS........................................   5
INDEPENDENT AUDITORS' REPORT................................................  30
CONSOLIDATED FINANCIAL STATEMENTS
    Statements of Consolidated Earnings.....................................  31
    Consolidated Balance Sheets.............................................  32
    Statements of Changes in Consolidated Stockholders' Equity..............  34
    Statements of Consolidated Comprehensive Income.........................  36
    Statements of Consolidated Cash Flows...................................  37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................  38
QUARTERLY INFORMATION.......................................................  68
CONDENSED FINANCIAL STATEMENTS AND NOTES (PARENT COMPANY ONLY)..............  69
INDEPENDENT AUDITORS' REPORT (PARENT COMPANY ONLY)..........................  72
BUSINESS OF MERRILL LYNCH
    Overview................................................................  73
    Business Environment....................................................  74
    Description of Business Activities......................................  74
    Competition.............................................................  84
    Regulation..............................................................  85
    Properties..............................................................  87
    Legal Proceedings.......................................................  88
CORPORATE INFORMATION.......................................................  93
SUPPLEMENTAL INFORMATION....................................................  97
CROSS REFERENCE INDEX TO ANNUAL REPORT ON FORM 10-K......................... 100
SIGNATURE PAGE.............................................................. 101

                                                              1997 Annual Report

SELECTED FINANCIAL DATA
(Dollars in Millions, Except Per Share Amounts)
                                            [LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

                                                     Year Ended Last Friday in December
                            -----------------------------------------------------------
                                  1997         1996        1995        1994        1993
  -------------------------------------------------------------------------------------
                            (52 Weeks)   (52 Weeks)  (52 Weeks)  (52 Weeks)  (53 Weeks)
  OPERATING RESULTS
  Total Revenues              $ 31,731     $ 25,011    $ 21,513    $ 18,234    $ 16,588
  Interest Expense              16,062       11,895      11,248       8,609       6,030
                              --------     --------    --------    --------    --------
  Net Revenues                  15,669       13,116      10,265       9,625      10,558
  Non-Interest Expenses         12,619       10,550       8,454       7,895       8,133
                              --------     --------    --------    --------    --------
  Earnings Before Income
   Taxes, Dividends on
   Preferred Securities
   Issued by Subsidiaries,
   and Cumulative Effect of
   Change in Accounting
   Principle                     3,050        2,566       1,811       1,730       2,425
  Income Tax Expense             1,097          947         697         713       1,031
  Dividends on Preferred
   Securities Issued by
   Subsidiaries                     47            -           -           -           -
                              --------     --------    --------    --------    --------
  Earnings Before
   Cumulative Effect of
   Change in Accounting
   Principle                  $  1,906     $  1,619    $  1,114    $  1,017    $  1,394
                              ========     ========    ========    ========    ========
  Net Earnings                $  1,906     $  1,619    $  1,114    $  1,017    $  1,359
                              ========     ========    ========    ========    ========
  Net Earnings Applicable
   to Common Stockholders     $  1,867     $  1,572    $  1,066    $  1,004    $  1,354
                              ========     ========    ========    ========    ========
  -------------------------------------------------------------------------------------
  FINANCIAL POSITION
  Total Assets                $292,819     $213,016    $176,857    $163,749    $152,910
  Short-Term
   Borrowings (a)             $122,725     $102,002    $ 86,363    $ 78,304    $ 79,632
  Long-Term Borrowings        $ 43,090     $ 26,102    $ 17,340    $ 14,863    $ 13,469
  Preferred Securities
   Issued by Subsidiaries     $    627     $    327    $     51    $     51    $     51
  Total Stockholders'
   Equity                     $  8,329     $  6,892    $  6,141    $  5,818    $  5,486
  -------------------------------------------------------------------------------------
  COMMON SHARE DATA (b)
  (In Thousands, Except
  Per Share Amounts)
  Basic:
   Earnings Before
    Cumulative Effect of
    Change in Accounting
    Principle                 $   5.63     $   4.65    $   3.02    $   2.57    $   3.31
                              ========     ========    ========    ========    ========
   Net Earnings               $   5.63     $   4.65    $   3.02    $   2.57    $   3.23
                              ========     ========    ========    ========    ========
  Diluted:
   Earnings Before
    Cumulative Effect of
    Change in Accounting
    Principle                 $   4.83     $   4.11    $   2.71    $   2.38    $   3.06
                              ========     ========    ========    ========    ========
   Net Earnings               $   4.83     $   4.11    $   2.71    $   2.38    $   2.98
                              ========     ========    ========    ========    ========
  Weighted-Average Shares
   Outstanding:
   Basic                       331,467      337,794     353,126     391,321     418,553
   Diluted                     386,749      382,271     393,995     422,099     453,585
  Shares Outstanding at
   Year-End (c)                335,082      328,172     342,777     362,958     407,979
  Shares Repurchased            13,741       37,158      40,024      59,977      32,691
  Average Share Repurchase
   Price                      $  48.91     $  31.30    $  23.48    $  18.98    $  21.28
  Book Value                  $  23.64     $  19.19    $  16.20    $  14.43    $  13.09
  Dividends Paid              $   0.75     $   0.58    $  0.505    $  0.445    $   0.35
  -------------------------------------------------------------------------------------
  FINANCIAL RATIOS
  Pretax Margin (d)               19.5%        19.6%       17.6%       18.0%       23.0%
  Profit Margin (e)               12.2%        12.3%       10.8%       10.6%       13.2%
  Common Dividend Payout
   Ratio                          13.4%        12.5%       16.9%       17.5%       10.9%
  Return on Average Assets         0.7%         0.7%        0.6%        0.6%        1.0%
  Return on Average Common
   Stockholders' Equity           26.8%        26.8%       20.1%       18.6%       27.3%
  Average Leverage (f)            35.5x        33.5x       32.4x       31.7x       27.1x
  Average Adjusted
   Leverage (g)                   21.5x        19.9x       19.3x       18.7x       16.4x
  --------------------------------------------------------------------------------------
  EMPLOYEE STATISTICS
  Full-Time Employees:
   U.S.                         45,700       42,100      39,250      38,750      37,500
   Non-U.S.                     10,900        7,700       6,750       5,050       4,400
                                ------       ------      ------      ------      ------
   Total                        56,600       49,800      46,000      43,800      41,900
                                ======       ======      ======      ======      ======
  Financial Consultants
   and Account Executives
   Worldwide                    15,300       14,400      13,900      13,500      13,200
  --------------------------------------------------------------------------------------

  (a) Includes payables under repurchase agreements and securities loaned transactions and commercial paper and other short-term borrowings.
  (b) All share and per share data have been restated for the two-for-one common stock split (see Note 6 to the Consolidated Financial Statements).
  (c) Does not include 3,078, 8,026, 12,854, and 17,864 unallocated reversion shares held in the Employee Stock Ownership Plan at year-end 1996, 1995, 1994, and 1993, respectively, which are not considered outstanding for accounting purposes.
  (d) Earnings Before Income Taxes, Dividends on Preferred Securities Issued by Subsidiaries, and Cumulative Effect of Change in Accounting Principle to Net Revenues.
  (e) Earnings Before Cumulative Effect of Change in Accounting Principle to Net Revenues.
  (f) Average total assets to average total stockholders' equity and preferred securities issued by subsidiaries.
  (g) Average total assets less average receivables under resale agreements and securities borrowed transactions to average total stockholders' equity and preferred securities issued by subsidiaries.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

Management of Merrill Lynch & Co., Inc. is responsible for preparing the financial statements and related notes contained in the Annual Report. The consolidated financial statements and notes are prepared in accordance with generally accepted accounting principles. Other financial data included in the Annual Report are consistent with those in the financial statements.
     Management recognizes the importance of safeguarding Merrill Lynch's integrity and understanding the risks of its businesses. Therefore, Management devotes considerable attention to promoting the highest standards of ethical conduct, exercising responsible stewardship over Merrill Lynch's assets, and presenting fair financial statements.
     Merrill Lynch regularly reviews its framework of internal controls, taking into account changing circumstances. Corrective actions are taken to address control deficiencies, and other opportunities for improvement are implemented when cost effective.
     The framework of internal control includes policies, procedures, and organiza-tional structures that are overseen by a predominantly independent Board of Directors. Several committees of the Board actively participate in setting policy and monitoring controls. The Audit and Finance Committee, consisting entirely of independent directors, examines Merrill Lynch's compliance with acceptable business standards and ethics. It also reviews significant finan-cial issues and recommends overall policies regarding risk and funding requirements. The Management Development and Compensation Committee, also com-posed entirely of independent directors, oversees procedures for developing and assessing the performance of Merrill Lynch's employees with an emphasis on ethical business behavior.
     Oversight is provided by independent units within Merrill Lynch, working together to maintain Merrill Lynch's internal control standards.
     Corporate Audit reports directly to the Audit and Finance Committee, providing independent appraisals of Merrill Lynch's internal accounting controls and compliance with established policies and procedures.
     Finance establishes accounting policies and procedures, measures and monitors financial risk, and prepares financial statements that fairly present the underlying transactions and events of Merrill Lynch.
     Risk Management and Corporate Credit are both independent from business line management and have oversight responsibility for Merrill Lynch's market and credit risks. These groups have clear authority to enforce trading and credit limits using various systems and procedures to monitor positions and risks.
     Law and Compliance serves in a counseling and advisory role to Management. In this role, the group develops policies; monitors compliance with internal policies, external rules, and industry regulations; and provides support in connection with the execution of various transactions.
     The independent auditors, Deloitte & Touche LLP, perform annual audits of Merrill Lynch's financial statements in accordance with generally accepted audit-ing standards, including a review of the internal accounting control system. Merrill Lynch's independent auditors are appointed each year by the Audit and Finance Committee and are given unrestricted access to all financial records and related data, including minutes of meetings of stockholders, Board of Directors, and committees of the Board.


 /s/ David H. Komansky   /s/ Herbert M. Allison, Jr.  /s/ E. Stanley O'Neal


DAVID H. KOMANSKY         HERBERT M. ALLISON, JR.    E. STANLEY O'NEAL
Chairman and              President and              Executive Vice President
Chief Executive Officer   Chief Operating Officer    and Chief Financial
                                                     Officer



1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
                                            [LOGO OF MERRILL LYNCH APPEARS HERE]

--------------------------------------------------------------------------------
TABLE OF CONTENTS
--------------------------------------------------------------------------------

BUSINESS ENVIRONMENT........................................................   5
RESULTS OF OPERATIONS.......................................................   6
COMMISSIONS.................................................................   7
INTEREST AND DIVIDENDS......................................................   7
PRINCIPAL TRANSACTIONS......................................................   8
INVESTMENT BANKING..........................................................   9
ASSET MANAGEMENT AND
PORTFOLIO SERVICE FEES......................................................  10
OTHER REVENUES..............................................................  10
NON-INTEREST EXPENSES.......................................................  11
INCOME TAXES................................................................  12
ACQUISITIONS................................................................  12
STRATEGIC PRIORITIES........................................................  13
GLOBAL OPERATIONS...........................................................  14
BALANCE SHEET...............................................................  17
LIQUIDITY AND LIABILITY MANAGEMENT..........................................  20
CAPITAL RESOURCES AND CAPITAL ADEQUACY......................................  21
CAPITAL PROJECTS AND EXPENDITURES...........................................  22
RISK MANAGEMENT.............................................................  22
NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS.............  26
CASH FLOWS..................................................................  28
LITIGATION..................................................................  29
RECENT DEVELOPMENTS.........................................................  29
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

  Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors. These factors include economic conditions and monetary policy, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.
   The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, expansion by banks and insurance companies into traditional bro-kerage activities, and diminishing margins in many mature products and servic-es.
   Global financial markets continued to advance for much of 1997, after gener-ally strong performances in 1996 and 1995. Robust economic growth, low infla-tion, and falling U.S. interest rates propelled U.S. equity markets to record highs and contributed to significant gains in most non-U.S. markets. The weak-ening of certain Asian currencies in the 1997 third quarter and further deval-uation of those currencies in the 1997 fourth quarter, however, caused signif-icant volatility and overall declines in global equity markets, particularly in Asia. These events also resulted in the widening of credit spreads and sharply reduced liquidity in a number of markets, particularly in emerging markets. Subsequently, many markets recovered, while Asian markets continued to decline.
   U.S. equity markets posted significant gains in 1997, with the Dow Jones Industrial Average ("DJIA")

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

rising 23%. This was the first time the DJIA rose more than 20% for three con-secutive years, although nearly all of the 1997 increase occurred in the first seven months of the year. U.S. equity markets weakened in August, primarily due to corporate earnings disappointments, and declined significantly in Octo-ber following the devaluation of several Asian currencies. These events pre-cipitated a DJIA market correction of 7.2%, or 554 points, on October 27, the largest one-day point drop ever. The DJIA staged a sharp comeback the next day, rising 4.7%. Despite volatility throughout the remainder of the year, the DJIA returned to pre-October levels by the end of 1997.
  U.S. bond market rates trended upward at the beginning of 1997, as inflation-ary fears forced the Federal Reserve Board to raise short-term interest rates in late March. Despite strong economic growth and low unemployment, this trend reversed later in the year as inflationary fears eased and demand for U.S. Treasuries increased over concerns that the conditions in Asia would spread to other parts of the world. The yield on the 30-year U.S. Treasury bond ended the year at 5.9%, its lowest level since early 1996.
  Global equity markets rose on average approximately 13% during the year, as measured by the Dow Jones World Index(Registered Trademark). Most European markets experienced significant advances during 1997 due to falling bond yields and a steady stream of mergers and acquisitions. Asian markets, however, incurred large losses late in 1997 due to the prospects of slower growth and significant currency fluctuations. In Latin America, strong export growth, low inflation, and significant foreign capital inflows led to large gains during the first half of the year. These gains were partially offset during the second half of the year as the decline in Asian markets prompted a massive sell-off of Latin American stocks, leading to the largest price deterioration since the 1994 Mexican peso crisis. Despite these price declines, Latin American stock indices posted significant gains during 1997. Although equity prices in many countries, when measured in local currency terms, were up more than U.S. equity prices, in U.S. dollar terms, only a few of these increases exceeded the U.S. advance due to the overall strengthening of the U.S. dollar versus many local currencies.
  Global underwriting volume reached record levels during 1997, up 33% over the previous record levels of 1996. Although disclosed underwriting fees for stocks and bonds fell 10% to $8.4 billion, 1997 was the third-best year for underwriting fees after 1996 and 1993, according to Securities Data Co.
("SDC"). Increasing competition from non-U.S. and U.S. commercial banks and a sharp drop in equity initial public offerings led to the decline in disclosed fees.
  Strategic services had its third consecutive year of record volume in 1997, as a result of a continuation of the high level of merger and acquisition activ-ity since 1995. Driven by a generally favorable stock market, regulatory and technological changes, and ongoing industry consolidations, companies contin-ued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.
  Fiscal 1997 was primarily characterized by favorable economic conditions and strong, yet volatile, financial markets. Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and align-ment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effect of market downturns by developing and maintaining long-term client relationships, selectively expanding its global presence, closely monitoring costs and risks, and continuing to diversify revenue sources.

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
(in millions,                                 1997 VS.
except per share                             ----------
amounts)            1997     1996     1995   1996  1995
-------------------------------------------------------------------------------
Total revenues   $31,731  $25,011  $21,513   26.9% 47.5%
Net revenues      15,669   13,116   10,265   19.5  52.6
Net earnings       1,906    1,619    1,114   17.8  71.1
Net earnings
 applicable to
 common
 stockholders      1,867    1,572    1,066   18.7  75.1
Earnings per
 common share:
   Basic            5.63     4.65     3.02   21.1  86.4
   Diluted          4.83     4.11     2.71   17.5  78.2
Return on
 average common
 stockholders'
 equity             26.8%    26.8%    20.1%    -   33.3
-------------------------------------------------------------------------------


1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

  Merrill Lynch's record 1997 net earnings of $1.9 billion surpassed its previ-ous record of $1.6 billion in 1996 by 18%. Record revenues in commissions, principal transactions, investment banking, and asset management and portfolio service fees, partially offset by increased costs, particularly in compensa-tion and technology, led to the record net earnings.
  The following discussion provides details of major revenue and expense catego-ries and other pertinent information on Merrill Lynch's business activities, financial condition, liquidity, and risks. Certain limited reclassification and format changes have been made to prior year amounts to conform with the current year presentation.

-------------------------------------------------------------------------------
COMMISSIONS
-------------------------------------------------------------------------------

(in millions)                  1997   1996   1995
-------------------------------------------------
Listed and over-the-counter  $2,597 $2,039 $1,678
Mutual funds                  1,443  1,192    906
Other                           627    555    542
                             ------ ------ ------
Total                        $4,667 $3,786 $3,126
                             ====== ====== ======
-------------------------------------------------------------------------------

  Commissions revenues advanced 23% in 1997 to a record $4.7 billion, primarily due to higher levels of listed securities transactions and mutual fund commis-sions.
  Commissions from listed securities were up 30% from 1996 as a result of higher trading volumes on many exchanges around the world. Mutual fund commissions revenues rose 21%, benefiting from strong sales of both U.S. and non-U.S.
funds. Other commissions revenues advanced 13% in 1997, largely due to increased sales of over-the-counter options and third party annuity contracts and higher processing fees.
  Commissions revenues in 1996 rose 21% over 1995 levels. Increased trading vol-ume led to higher listed and over-the-counter securities transaction revenues, while strong sales of U.S. funds and greater distribution fees from deferred-charge funds increased mutual fund commissions.

-------------------------------------------------------------------------------
INTEREST AND DIVIDENDS
-------------------------------------------------------------------------------

(in millions)                        1997    1996    1995
---------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
Trading assets                    $ 5,207 $ 4,170 $ 3,832
Securities borrowed transactions    3,473   2,821   2,940
Resale agreements                   4,513   2,977   2,810
Margin lending                      2,186   1,542   1,394
Other                               1,708   1,389   1,245
                                  ------- ------- -------
                                   17,087  12,899  12,221
                                  ------- ------- -------
INTEREST EXPENSE
Borrowings                          6,588   4,873   4,330
Repurchase agreements               5,214   3,576   3,680
Trading liabilities                 2,947   2,451   2,205
Other                               1,313     995   1,033
                                  ------- ------- -------
                                   16,062  11,895  11,248
                                  ------- ------- -------
NET INTEREST AND DIVIDEND PROFIT  $ 1,025 $ 1,004 $   973
                                  ======= ======= =======
-------------------------------------------------------------------------------

  Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the pre-vailing level, term structure, and volatility of interest rates. Net interest and dividend profit was up 2% from 1996. Increases in net interest-earning assets were offset by declining interest spreads due to the flattening of the yield curve.
  Merrill Lynch hedges its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate character-istics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" above, increased (decreased) interest expense for 1997, 1996, and 1995 by $45 million, $(64) million, and $(45) million, respectively (see Note 5 to the Consolidated Financial Statements).
  In 1996, interest and dividend profit was up 3% from 1995 as a result of increases in interest spreads attributable to a steepening yield curve.


                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
PRINCIPAL TRANSACTIONS
-------------------------------------------------------------------------------

  The table that follows provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

-------------------------------------------------------------------------------

                                                    NET
                                     PRINCIPAL INTEREST       NET
                                  TRANSACTIONS REVENUES   TRADING
(in millions)                         REVENUES (EXPENSE) REVENUES
-----------------------------------------------------------------
1997
 Equities and equity derivatives        $1,238    $(114)   $1,124
 Interest rate and currency swaps        1,042     (161)      881
 Taxable fixed-income                      996      268     1,264
 Municipals                                304       15       319
 Foreign exchange and commodities          189        8       197
                                        ------    -----    ------
 Total                                  $3,769    $  16    $3,785
                                        ======    =====    ======
-----------------------------------------------------------------
1996
 Equities and equity derivatives        $1,138    $ (91)   $1,047
 Interest rate and currency swaps          893      (74)      819
 Taxable fixed-income                      966      250     1,216
 Municipals                                323       13       336
 Foreign exchange and commodities          134        4       138
                                        ------    -----    ------
 Total                                  $3,454    $ 102    $3,556
                                        ======    =====    ======
-----------------------------------------------------------------
1995
 Equities and equity derivatives        $  912    $ (84)   $  828
 Interest rate and currency swaps          732      (82)      650
 Taxable fixed-income                      516      246       762
 Municipals                                273        1       274
 Foreign exchange and commodities           86        7        93
                                        ------    -----    ------
 Total                                  $2,519    $  88    $2,607
                                        ======    =====    ======
-----------------------------------------------------------------

  Principal transactions revenues rose 9% from 1996 to a record $3.8 billion in 1997. The increase resulted from favorable market conditions, including rising U.S. stock prices, low interest rates, and narrowing credit spreads, as well as increased customer demand for higher-yielding securities, for most of the year. These gains were partially offset by declines in values during the fourth quarter for certain non-U.S. equity and debt positions triggered by the Asian market decline late in 1997.
  Trading and related hedging and financing activities affect the recognition of both principal transactions revenues and net interest and dividend profit. In assessing the profitability of its trading activities, Merrill Lynch aggre-gates net interest and principal transactions revenues. For financial report-ing purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned less financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest profit, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.
  Equities and equity derivatives trading revenues were up 9% from 1996. Increased profitability from equity derivative transactions, higher transac-tion volume, and price appreciation in the U.S. and European equity markets contributed to higher revenues.
  Interest rate and currency swaps trading revenues rose 17%, primarily because of higher revenues from emerging market-related derivatives, improved customer demand due to market volatility, and increased activity in credit derivatives.
  Taxable fixed-income trading revenues increased 3% from 1996. Increased reve-nues from high-yield debt, corporate bonds and preferred stock, and money mar-kets were partially offset by lower trading revenues from non-U.S. and U.S. governments and mortgage-backed products. The increase in trading revenues from high-yield debt and corporate bonds and preferred stock was attributable to investors seeking greater returns as interest rates generally remained low. Trading revenues from money market instruments benefited in part from increased floating-rate note activity in European markets. The decrease in trading revenues from non-U.S. governments and agencies securities was primarily

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

attributable to lower interest rates and reduced market volatility in certain countries, while the decline in trading revenues from U.S. Government and agencies securities was due to the falling interest rate environment in the U.S. Lower trading revenues from mortgage-backed products resulted from a less favorable market environment compared to 1996.
  Municipal securities trading revenues were down 6% from 1996, primarily due to lower margins on sales of shorter-term instruments. Foreign exchange and commodities trading revenues rose 41% from 1996, primarily due to increased volume resulting from higher market share and fluctuations in the U.S. dollar versus the German mark and Japanese yen.
  In 1996, principal transactions revenues were up 37% from 1995. Improved mar-ket conditions, increased capacity related to the acquisition of Smith New Court, and record NASDAQ volume led to gains in equities and equity deriva-tives trading revenues (up 25%). Customer demand for higher-yielding instru-ments related to derivative products led to increases in interest rate and currency swaps (up 22%). Lower interest rates and improved economic conditions in many emerging markets in 1996 increased demand for and inventory values of taxable fixed-income products (up 87%), while strong investor demand for tax-advantaged products increased municipal securities revenues (up 19%). Higher volume led to an increase in foreign exchange and commodities trading revenues (up 56%).

--------------------------------------------------------------------------------
INVESTMENT BANKING
--------------------------------------------------------------------------------

(in millions)                  1997   1996   1995
--------------------------------------------------------------------------------
Underwriting revenues        $1,958 $1,520 $  964
Strategic services revenues     791    425    344
                             ------ ------ ------
Total                        $2,749 $1,945 $1,308
                             ====== ====== ======
--------------------------------------------------------------------------------

  Investment banking revenues soared 41% in 1997 to a record $2.7 billion, bene-fiting from record levels of equity underwriting and merger and acquisition activity industrywide. During 1997, Merrill Lynch became the only securities firm ever to be ranked first in the U.S. in debt underwriting, equity under-writing, and completed mergers and acquisitions in the same year, with market shares of 15.8%, 15.9%, and 28.7%, respectively, according to SDC. In addi-tion, Merrill Lynch retained its position as top underwriter of total debt and equity securities for the tenth consecutive year in the U.S. and for the ninth consecutive year globally. Merrill Lynch's underwriting market share informa-tion based on transaction value follows:

--------------------------------------------------------------------------------

                    1997        1996        1995
                 ----------- ----------- -----------
                 MARKET      MARKET      MARKET
                 SHARE  RANK SHARE  RANK SHARE  RANK
--------------------------------------------------------------------------------
U.S. PROCEEDS
 Debt            15.8%  1    15.7%  1    18.0%  1
 Equity          15.9   1    13.6   2    14.7   2
 Debt and Equity 16.1   1    16.0   1    17.8   1
GLOBAL PROCEEDS
 Debt            13.1   1    12.2   1    13.5   1
 Equity          15.4   1    12.1   2    13.1   2
 Debt and Equity 13.6   1    12.7   1    13.7   1
--------------------------------------------------------------------------------

Source: SDC statistics based on full credit to book manager.

  Strategic services fees increased 86% from 1996 to a record $791 million, ben-efiting from strong merger and acquisition activity attributable in part to consolidation across various industries. Merrill Lynch's merger and acquisi-tion market share information based on transaction value follows:

--------------------------------------------------------------------------------

                            1997        1996        1995
                         ----------- ----------- -----------
                         MARKET      MARKET      MARKET
                         SHARE  RANK SHARE  RANK SHARE  RANK
------------------------------------------------------------
COMPLETED TRANSACTIONS
 U.S.                    28.7%  1    24.4%  2     8.9%    8
 Global                  19.6   3    16.2   3     6.6    10
ANNOUNCED TRANSACTIONS
 U.S.                    28.7   1    28.2   1    16.4     4
 Global                  19.0   3    18.2   2    10.5     4
------------------------------------------------------------

Source: SDC statistics based on full credit to both target and acquiring companies' advisors.

   Investment banking revenues increased 49% in 1996 from 1995 due to higher levels of equity and debt underwriting and increased merger and acquisition activity.


                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ASSET MANAGEMENT AND PORTFOLIO SERVICE FEES
-------------------------------------------------------------------------------

(in millions)             1997   1996   1995
--------------------------------------------
Asset management fees   $1,208 $  997 $  856
Portfolio service fees     844    609    477
Account fees               411    373    338
Other fees                 326    282    219
                        ------ ------ ------
Total                   $2,789 $2,261 $1,890
                        ====== ====== ======
--------------------------------------------

  Revenues from asset management and portfolio service fees rose 23% in 1997 to a record $2.8 billion, primarily due to strong growth in client assets and market appreciation. Year-end client assets and assets under management for the last three years are summarized as follows:

-------------------------------------------------------------------------------

                                                                 1997 VS.
                                                                ----------
(in billions)                      1997        1996        1995 1996  1995
--------------------------------------------------------------------------
U.S. client assets               $  979/(1)/ $  792/(2)/ $  665   24%  47%
Non-U.S. client assets              225/(3)/     47          38  379  492
                                 ------      ------      ------
Total client assets              $1,204      $  839      $  703   44   71
                                 ======      ======      ======
Assets under management:
 MLAM/(4)/:
  Money market                   $  107      $   90      $   82   18   30
  Equity                             72          59          47   21   53
  Fixed-income                       48          43          41   12   19
  Private portfolio                  49          38/(2)/     22   28  117
  Insurance                           3           4           4  (10) (19)
                                 ------      ------      ------
  Total                             279         234         196   19   42
 Mercury                            167           -           -  N/A  N/A
                                 ------      ------      ------
Total assets under management    $  446      $  234      $  196   91  127
                                 ======      ======      ======
Merrill Lynch Consults
(Registered Trademark)           $   27      $   21      $   17   30   59
Mutual Fund Advisor(Service
 Mark) and Asset Power
(Registered Trademark)           $   15      $    9      $    6   78  167
-------------------------------------------------------------------------------

/(1)/ Includes $17 billion of assets related to the acquisition of MasterWorks, a 401(k) service provider.
/(2)/ Includes $10 billion of assets related to the acquisition of Hotchkis and
      Wiley, a Los Angeles-based asset management company.
/(3)/ Includes $167 billion of assets related to the December 1997 acquisition of Mercury Asset Management.
/(4)/ Merrill Lynch Asset Management.

  Worldwide client assets reached an industry record $1.2 trillion during 1997. Major components of the change in client assets and assets under management follow:

-------------------------------------------------------------------------------

                                    NET CHANGES DUE TO
                                  -----------------------
                         DEC. 27,   NEW             ASSET DEC. 26,
(in billions)               1996  MONEY/(1)/ APPRECIATION    1997
------------------------------------------------------------------
Client assets               $839   $258/(2)/       $107    $1,204
Assets under management      234    192              20       446
------------------------------------------------------------------

/(1)/ Includes Mercury Asset Management assets of $167 billion.
/(2)/ Includes MasterWorks assets of $17 billion.

  Asset management fees increased 21% in 1997 due to net asset appreciation and strong inflows of client assets. Portfolio service fees were up 39% in 1997, benefiting from the growth in client accounts and asset levels for various fee products, including Merrill Lynch Consults, Merrill Lynch Mutual Fund Advisor, and Asset Power services. Account fees rose 10% principally as a result of increases in the number of customer and custodial accounts. Other fee-based revenues were up 16%, due in part to higher revenues from transfer agency and mortgage servicing activities.
  In 1996, asset management and portfolio service fees rose 20% from 1995, due to increases in client assets and higher levels of asset-based products.

-------------------------------------------------------------------------------
OTHER REVENUES
-------------------------------------------------------------------------------

  Other revenues were $670 million in 1997, up 1% from 1996. Other revenues include investment gains and losses, partnership distributions, and fees from transaction processing and proxy activities. In 1997, other revenues included realized investment gains, income from the outsourcing of Merrill Lynch's ben-eficial proxy operation, and gains from sales of mortgages to Real Estate Mortgage Investment Conduits ("REMICs"), while other revenues in 1996 con-tained a $155 million pretax gain from the partial sale of a minority interest in Bloomberg L.P.
  In 1996, other revenues rose 48% from 1995 to $666 million due to the partial sale of the Bloomberg investment and an increase in gains from real estate transactions, primarily sales of mortgages to REMICs.


1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NON-INTEREST EXPENSES
-------------------------------------------------------------------------------

(in millions)                                           1997     1996    1995
------------------------------------------------------------------------------
Compensation and benefits                            $ 7,962  $ 6,704  $5,270
                                                     -------  -------  ------
Non-interest expenses, excluding compensation and
 benefits:
  Communications and equipment rental                    669      559     487
  Occupancy                                              491      508     449
  Depreciation and amortization                          446      411     367
  Professional fees                                      813      582     425
  Advertising and market development                     597      514     398
  Brokerage, clearing, and exchange fees                 505      413     361
  Other                                                1,136      859     697
                                                     -------  -------  ------
Total non-interest expenses,
 excluding compensation and benefits                   4,657    3,846   3,184
                                                     -------  -------  ------
Total non-interest expenses                          $12,619  $10,550  $8,454
                                                     =======  =======  ======
Compensation and benefits as
 a percentage of net revenues                           50.8%    51.1%   51.3%
Compensation and benefits as
 a percentage of pretax earnings
 before compensation and benefits                       72.3%    72.3%   74.4%
------------------------------------------------------------------------------

  Non-interest expenses in 1997 were up 20% over the prior year. The largest expense category, compensation and benefits, increased 19% from 1996 due to higher incentive and production-related compensation and a 14% increase in the number of full-time employees. Incentive compensation rose as a result of increased profitability, while production-related compensation was up due to strong business volume. Full-time employees totaled 56,600 at year-end 1997, compared with 49,800 at the previous year-end. Headcount increased due to acquisitions, strategic business expansion, and growth in existing businesses. The ratio of support employees and sales assistants to producers increased from 1.51 in 1996 to 1.57 in 1997.
  Communications and equipment rental expense was up 20% from 1996 due to increased business volume, higher technology maintenance costs, and expanded use of market data services. Occupancy costs decreased 3%, reflecting a nonre-curring pretax charge in 1996 of $40 million related to the resolution of Olympia & York's bankruptcy that affected ML & Co.'s long-term sublease agree-ment in the World Financial Center, partially offset by increased costs related to international growth. Depreciation and amortization expense rose 9% from 1996 primarily as a result of purchases of technology-related equipment during 1997.
  Higher systems and management consulting costs related to various technology projects and other strategic market studies led to a 40% increase in profes-sional fees. Advertising and market development expense rose 16%, primarily due to increased global travel related to business development and client pro-motion costs. Brokerage, clearing, and exchange fees were up 22% as a result of higher global securities trading volume. Other expenses increased 32% from 1996 due to increases in provisions for various business activities and legal matters, and higher office and postage costs.
  In 1996, non-interest expenses increased 25% from 1995 to $10.6 billion. Higher incentive and production-related compensation and an 8% growth in full-time employees led to a 27% increase in compensation and benefits expense. Communications and equipment rental expense was up 15% due to increased com-puter maintenance costs related to systems initiatives, as well as higher lev-els of business activity. Occupancy costs increased 13%, primarily as a result of the 1996 nonrecurring $40 million pretax charge related to the resolution of Olympia & York's bankruptcy. Depreciation and amortization expense rose 12%, attributable to purchases of technology-related equipment. Professional fees increased 37% as a result of higher systems development and management consulting costs. Advertising and market development expense rose 29% due to increased international travel and higher production-related recognition pro-grams. Brokerage, clearing, and exchange fees were up 15% because of higher securities volume, particularly in non-U.S. markets. Other expenses rose 23% due in part to provisions related to various business activities and goodwill amortization.


                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

   Presented is a bar graph showing Merrill Lynch's fee-based revenues as a percentage of fixed and semi-fixed expenses
--------------------------------------------------------------------------------
                      Fee-Based Revenues as a Percentage of
                         Fixed and Semi-Fixed Expenses
                                 (in millions)
--------------------------------------------------------------------------------

                                 Fee-Based               Fixed and
       Year                      Revenues*           Semi-Fixed Expenses
       ----                      ---------           -------------------
       1993                        59%                   $4,085
       1994                        67%                   $4,255
       1995                        65%                   $4,664
       1996                        65%                   $5,440
       1997                        65%                   $6,418


  *Fee-based revenues principally include asset management and portfolio service fees and net margin interest.

-------------------------------------------------------------------------------
INCOME TAXES
-------------------------------------------------------------------------------

  Merrill Lynch's 1997 income tax provision of $1.1 billion represented a 36.0% effective tax rate. In 1996 and 1995, income tax provisions were $947 million and $697 million, respectively, resulting in effective tax rates of 36.9% in 1996 and 38.5% in 1995. The effective tax rate decreased in 1997 due to a reduction in state and local taxes associated with the settlement of many prior-year tax audits.
  Deferred tax assets are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Merrill Lynch assessed its ability to realize deferred tax assets primarily based on a strong earnings history and the absence of negative evidence as discussed in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". During the last 10 years, aver-age pretax earnings were $1.5 billion per year. Accordingly, management believes that it is more likely than not that the deferred tax assets will be realized.

--------------------------------------------------------------------------------
ACQUISITIONS
--------------------------------------------------------------------------------

  In 1997, Merrill Lynch acquired Mercury Asset Management Group Holdings PLC ("Mercury"), the leading independent U.K. asset management firm whose clients include five of the 10 largest global pension funds, for approximately $5.3 billion. The acquisition was recorded on December 26, 1997 and as a result, had no effect on the statement of earnings. Goodwill of approximately $4.8 billion was recognized and will be amortized over 30 years as a noncash expense. Going forward, management believes cash earnings and cash return on equity will be the most relevant measures of financial performance because they best illustrate Merrill Lynch's operating performance and ability to sup-port growth.
  Merrill Lynch has also made other recent strategic acquisitions to help expand its global presence and client base. In addition to the Mercury acquisition in 1997, Merrill Lynch acquired MasterWorks, a 401(k) service provider, for $13 million and recorded goodwill of $10 million. Merrill Lynch also hired the employees of the Centaurus Corporate Finance Group in Australia in late 1997.
 Acquisitions made or substantially completed in 1996, which included McIntosh Securities Limited and Hotchkis and Wiley, were for aggregate consideration of $232 million, of which $167 million represented goodwill. In 1995, Merrill
Lynch acquired Smith New Court PLC, a U.K.-based global securities firm, for $803 million and recorded $533 million of goodwill related to the acquisition.

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STRATEGIC PRIORITIES
--------------------------------------------------------------------------------

  During 1997, Merrill Lynch announced an organizational structure that matches the manner in which services are provided to clients. Merrill Lynch is now organized along four key strategic priorities: Corporate and Institutional Client, U.S. Private Client, International Private Client, and Asset Manage-ment. These business priorities and their activities are summarized below.

  Presented is a pie chart showing Merrill Lynch's percentage of net revenues by strategic priority.

--------------------------------------------------------------------------------
                          Percentage of Net Revenues
                             By Strategic Priority
--------------------------------------------------------------------------------

Corporate and
 Institutional Client                    42%
U.S. Private Client                      45%
International
 Private Client                           6%
Asset Management                          7%


  For further information on Merrill Lynch's business activities, see "Business of Merrill Lynch--Description of Business Activities".
--------------------------------------------------------------------------------
CORPORATE AND INSTITUTIONAL CLIENT

  The Corporate and Institutional Client group provides a broad array of finan-cial services, including securities trading, investment banking, and advisory services to financial institutions, corporations, and governments worldwide.
The group raises capital for its clients on favorable terms, through securi-ties underwriting and loan syndication, and has been the leading underwriter of global debt and equity for nine consecutive years, according to SDC. The Corporate and Institutional Client group also manages risk and investment returns by tailoring investments and structuring derivatives to meet clients' needs. The group is also a leading provider of merger and acquisition advisory services and, in 1997, ranked first in the U.S. and third in global announced transactions, according to SDC.
--------------------------------------------------------------------------------
U.S. PRIVATE CLIENT

  The U.S. Private Client group provides a wide range of financial services and products, advice, and execution to individuals, small businesses, and employee benefit plans. These products and services are provided through approximately 13,300 Financial Consultants, who assist clients in managing their assets. The Cash Management Account(Registered Trademark) service for individuals and the Working Capital Management(Service Mark) account for businesses have been an integral part of delivering a wide range of client services, including effecting trades in stocks, bonds, and other securities. In addition, the group serves clients' diverse liability management needs by offering a broad selection of mortgage loans and commercial real estate financing, primarily through Merrill Lynch Credit Corporation. In 1997, the group expanded its client base through the acquisition of MasterWorks, a 401(k) service provider.
--------------------------------------------------------------------------------
INTERNATIONAL PRIVATE CLIENT

  The International Private Client group provides financial planning, private banking, and trust and investment services to individuals outside the U.S., through a network of 1,100 private bankers and other specialists in more than
30 countries worldwide. The group offers clients investing and advisory serv-ices similar to those provided in the U.S.
--------------------------------------------------------------------------------
ASSET MANAGEMENT

  The Asset Management group provides investment advisory and portfolio manage-ment services to clients, principally through Merrill Lynch Asset Management. Investment research and various advisory programs are offered to clients, including the Merrill Lynch Consults(Registered Trademark), Merrill Lynch Mutual Fund Advisor(Service Mark), and Merrill Lynch Mutual Fund Advisor Selects(Service Mark) services. As one of the largest mutual fund managers, the group had assets under management of $446 billion at year-end 1997. The group also provides portfolio management services to large domestic and international institutional clients. In December 1997, Merrill Lynch

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

acquired Mercury, further strengthening Merrill Lynch's global presence as one of the premier asset management firms.

--------------------------------------------------------------------------------
GLOBAL OPERATIONS
--------------------------------------------------------------------------------

  Merrill Lynch's non-U.S. operations are organized into five geographic regions:
 - Europe, Middle East, and Africa
 - Asia and Pacific
 - Australia and New Zealand
 - Japan
 - Latin America and Canada

  In 1997, Merrill Lynch continued to strategically expand its U.S. and non-U.S. operations. This expansion, coupled with previous acquisitions, enabled
Merrill Lynch to continue to benefit from the globalization of financial mar-kets driven by the increase in cross-border transactions and client demand for global investments.
  In 1997, Merrill Lynch's non-U.S. businesses were influenced by many of the same market conditions that impacted U.S. operating results, including rising stock prices, low interest rates, and market volatility that occurred later in the year. The combination of these market conditions, synergies from acquisi-tions, and expanded global presence resulted in increases from 1996 levels in total revenues, net revenues, and earnings before income taxes in most geo-graphic regions.
--------------------------------------------------------------------------------
EUROPE, MIDDLE EAST, AND AFRICA

(in millions)                     1997    1996    1995
--------------------------------------------------------------------------------
Total revenues                $  6,750 $ 5,336 $ 3,981
Net revenues                  $  2,284 $ 1,837 $ 1,319
Earnings before income taxes  $    405 $   357 $   155
Total assets                  $111,404 $75,901 $56,948
Total full-time employees        6,470   4,610   4,100
--------------------------------------------------------------------------------

  Merrill Lynch operates in Europe, the Middle East, and Africa as a dealer in a comprehensive array of debt and equity products, as well as providing investment banking, private banking, asset management, and research services to a wide range of clients.
  The region benefited from a number of market trends during 1997, including increased privatization activity, growing issuances and restructurings in the European markets, and numerous strategic acquisitions.
  Merrill Lynch continued to enhance its presence in the region during 1997 and in December announced the purchase of Mercury. This acquisition demonstrates Merrill Lynch's commitment to its strategic objective of becoming a global leader in the asset management business and dramatically expands the region's depth and range of products and services.
  In 1997, total and net revenues for the region increased 26% and 24% from 1996, respectively. The increases primarily resulted from higher commissions and trading revenues. Commissions revenues benefited from increased mutual fund activity. Trading revenues were up due to higher revenues from equities, foreign exchange, and emerging market activities.
  The 13% increase in earnings before income taxes from 1996 resulted from the higher revenues, partially offset by increases in expenses from continued investment in infrastructure to support business growth in the region. Compen-sation and benefits costs rose due to increased headcount, while professional fees increased due to higher systems and management consulting costs.
  In 1996, total and net revenues for the Europe, Middle East, and Africa region increased 34% and 39% from 1995, respectively. The increases were primarily due to higher trading, underwriting, and commissions revenues. The region's earnings before income taxes more than doubled from 1995, due to increased revenues and lower costs across the region.

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ASIA AND PACIFIC

(in millions)                   1997   1996   1995
--------------------------------------------------------------------------------
Total revenues                $  586 $  395 $  228
Net revenues                  $  582 $  394 $  227
Earnings before income taxes  $   16 $   41 $    7
Total assets                  $  797 $  335 $  240
Total full-time employees      1,690  1,300  1,060
--------------------------------------------------------------------------------

  Merrill Lynch serves a broad retail and institutional client base throughout the Asia and Pacific region. In mainland China, the focus is principally on institutional business opportunities, while in other locations, such as China's special autonomous region of Hong Kong, Korea, Singapore, Taiwan, and Malaysia, both retail and institutional activities are conducted. Merrill Lynch has a trading presence and exchange memberships in virtually all financial markets in the region. During 1997, Merrill Lynch obtained a dealing/underwriting license in Taiwan and opened its first office in the Philippines.
  Total and net revenues in the region were both up 48% from 1996. Revenues dur-ing the first half of 1997 benefited from strong trading volume and investment banking activity. Revenues then declined in the 1997 second half as currency devaluations across the region significantly affected equity and debt markets, particularly in Hong Kong and Singapore. The continued drop in the regional currencies caused significant problems for Asian issuers of U.S. dollar-denominated debt and significantly weakened the emerging secondary market.
  Earnings before income taxes decreased 61% from 1996 due to provisions for certain client claims in Singapore and increased expenses associated with the growth in the regional expansion, partially offset by higher trading revenues.
  Total and net revenues in the Asia and Pacific region in 1996 were up 73% and 74% from 1995, respectively. Earnings before income taxes rose almost six-fold from 1995. Results in the region benefited from increased investment banking revenues, while the integration of Smith New Court added significantly to equity trading activities. In addition, increased commissions on regional equities and mutual funds also contributed to higher revenues.

--------------------------------------------------------------------------------
AUSTRALIA AND NEW ZEALAND

(in millions)                   1997   1996 1995
--------------------------------------------------------------------------------
Total revenues                $  272 $  151 $163
Net revenues                  $  229 $   88 $ 66
Earnings before income taxes  $   39 $   24 $ 14
Total assets                  $1,899 $1,115 $976
Total full-time employees        780    160  130
--------------------------------------------------------------------------------

  In the Australia and New Zealand region, Merrill Lynch provides a broad mix of retail and institutional activities. In early 1997, Merrill Lynch completed the acquisition of McIntosh Securities Limited, one of the largest securities brokerage firms in Australia and New Zealand. In late 1997, Merrill Lynch fur-ther expanded and strengthened its position in the region with the addition of the staff and clients of Centaurus Corporate Finance Group, a top-tier Austra-lian merger and acquisition advisory firm.
  Total and net revenues for the region increased 80% and 160% from 1996, respectively. The increases primarily resulted from higher equity trading and investment banking revenues. Equity trading revenues rose due to improved mar-ket conditions and increased capacity related to the acquisition of McIntosh. Investment banking revenues were also higher, benefiting from increased cross-border activities. In addition, Merrill Lynch also increased its market share on the Australian Stock Exchange during 1997, attaining the number two posi-tion.
  Earnings before income taxes increased 63% from 1996. Partially offsetting the increase in revenues was higher incentive and production-related compensation costs due to growth in the region.
  Total revenues in the Australia and New Zealand region in 1996 were down 7%, while net revenues were up 33% from 1995. Earnings before income taxes rose
71% from 1995. Equities trading revenues increased as a result of improved corporate earnings and market conditions.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
JAPAN

(in millions)                    1997    1996    1995
--------------------------------------------------------------------------------
Total revenues                $ 1,108 $   993 $   841
Net revenues                  $   598 $   502 $   408
Earnings before income taxes  $   140 $   119 $    60
Total assets                  $15,294 $16,455 $15,698
Total full-time employees         780     630     585
--------------------------------------------------------------------------------

  In Japan, Merrill Lynch operates as a dealer in a full range of debt and equity products and provides investment banking and research services to a predominantly institutional client base. In addition during 1997, Merrill
Lynch continued to build a solid base for its asset management business in Japan, which has been augmented by the acquisition of Mercury and its existing local client base. In December, Merrill Lynch Japan raised approximately $1 billion for Income Strategies Portfolio, making it one of the most successful offshore open-end funds launched in Japan.
  Subsequent to year end, Merrill Lynch announced its re-entry into the Japanese retail securities business, through the planned opening of approximately 30 offices in Japan and the anticipated hiring of about 2,000 former employees of Yamaichi Securities Co. This re-entry is expected to benefit both Private Cli-ent and Asset Management activities.
  Total and net revenues in the Japan region were up 12% and 19% from 1996, respectively. Increased derivative trading revenues and sales of cross-border products were partially offset by lower trading revenues for local products. These higher revenues led to an increase in earnings before income taxes of
18%.
  Total and net revenues in the Japan region in 1996 were up 18% and 23% from 1995, respectively. Earnings before income taxes increased 98% from 1995. The increases were due to higher sales of cross-border products, partially offset by lower revenues from local products.
--------------------------------------------------------------------------------
LATIN AMERICA AND CANADA

(in millions)                   1997   1996   1995
--------------------------------------------------------------------------------
Total revenues                $1,048 $  826 $  704
Net revenues                  $  738 $  472 $  347
Earnings before income taxes  $  227 $  128 $  127
Total assets                  $7,054 $5,205 $4,997
Total full-time employees      1,180  1,000    875
--------------------------------------------------------------------------------

  In Latin America, Merrill Lynch provides varied brokerage and investment serv-ices. Included in the Latin America region are certain U.S. offices that pri-marily serve Latin American clients. Latin America experienced strong growth during the first half of the year due to low inflation and significant foreign capital inflows. This growth was significantly affected in the second half of the year as the uncertainty of the Asian markets spread to Latin American mar-kets. In Canada, Merrill Lynch provides investment banking, research, fixed-income sales, and trading services.
  Total and net revenues for the region increased 27% and 56% from 1996, respec-tively. Trading and underwriting activities in Latin America were up from 1996 levels due to increased investor demand for higher-yielding securities, despite the volatility that occurred late in the year. In addition, Latin American results benefited from increased commissions due to higher mutual fund sales. Canadian results increased due to the favorable interest rate environment and strong cross-border activities in mergers and acquisitions.
  Earnings before income taxes rose 77%. Higher revenues from sales and under-writing activities were partially offset by increases in variable expenses, such as compensation costs and brokerage, clearing, and exchange fees. The additional commitment of resources to the region in 1997 also contributed to higher compensation costs.
  Total and net revenues in the Latin America and Canada region in 1996 increased 17% and 36% from 1995, respectively, while earnings before income taxes increased 1% from 1995. A strong economic environment combined with higher revenues from high-yield financing and rising bond prices led to these increases. The advance in revenues was offset by higher compensation and infrastructure costs.


1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BALANCE SHEET
--------------------------------------------------------------------------------

  Trading-related balances accounted for approximately 85% of assets and 64% of liabilities at December 26, 1997. As presented below, securities trading, derivatives dealing, and related activities result in trading asset/liability, resale/repurchase agreement, securities borrowed/loaned transaction, and cer-tain receivable/payable balances.

  Presented are two pie charts illustrating Merrill Lynch's trading-related balances as percentages of total assets and total liabilities, respectively.

--------------------------------------------------------------------------------
                                    Assets
--------------------------------------------------------------------------------

Trading Related:
 Trading Assets                               36%
 Resale Agreements                            24
 Securities Borrowed                          12
 Receivables                                  13
                                              --
                                              85
Non-Trading-Related                           15
                                              --
                                             100%
                                             ===
--------------------------------------------------------------------------------
                                  Liabilities
--------------------------------------------------------------------------------

Trading Related:
 Trading Liabilities                          25%
 Repurchase Agreements                        25
 Securities Loaned                             2
 Payables                                     12
                                              --
                                              64
Non-Trading-Related                           36
                                             100%
                                             ===

  Although trading-related balances comprise a significant portion of the bal-ance sheet, the magnitude of these balances do not necessarily convey a sense of the risk profile assumed by Merrill Lynch. Hedging strategies and compli-ance with collateral maintenance policies, as discussed later, mitigate risk exposures.

-------------------------------------------------------------------------------
TRADING ASSETS AND LIABILITIES

  Trading assets and liabilities principally represent securities purchased ("long" positions) and securities sold but not yet purchased ("short" posi-tions), respectively. Trading assets and liabilities also include receivables and payables that represent the fair value of derivatives (see Note 1 to the Consolidated Financial Statements).
  Merrill Lynch acts as a market maker in many securities, maintaining a signif-icant amount of trading inventory to facilitate customer transaction flow. To a lesser degree, Merrill Lynch also maintains proprietary trading inventory in seeking to profit from existing or projected market opportunities.
  Merrill Lynch uses hedging techniques to manage trading inventory market risks (see Note 3 to the Consolidated Financial Statements). A significant portion of trading assets and liabilities, including derivatives, represents hedges of other trading positions. Many short U.S. Government securities and futures positions, for example, hedge various interest-sensitive trading assets. Hedg-ing techniques at the trading unit level are supplemented by corporate risk management policies and procedures. For a description of risk management poli-cies and procedures and a discussion of the effectiveness of hedging tech-niques, see the "Risk Management" section.

-------------------------------------------------------------------------------
RESALE/REPURCHASE AGREEMENTS AND SECURITIES BORROWED/LOANED TRANSACTIONS

  Repurchase agreements and, to a lesser extent, securities loaned transactions are used to fund a significant portion of trading assets. Likewise, Merrill Lynch uses resale agreements and securities borrowed transactions to obtain the securities needed for delivery on short positions. "Matched-book" repur-chase and resale agreements or securities borrowed and loaned transactions are entered into with different counterparties using the same underlying securi-ties in order to generate a spread between the interest revenue on the resale agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Exposures on these transactions are limited by their typically short-term nature and collateral maintenance policies (see "Collateral" section). The following graph illustrates the balances related to these activities at December 26, 1997.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

Presented is a bar graph illustrating the nature of resale/repurchase agreements and securities borrowed/loaned transactions, differentiating between matched-book and non-matched-book for total resale agreements, repurchase agreements, securities borrowed, and securities loaned balances of $70,262, $71,044, $35,366, and $6,831, respectively.

--------------------------------------------------------------------------------
                       Resale/Repurchase Agreements and
                    Securities Borrowed/Loaned Transactions
                                 (in millions)
--------------------------------------------------------------------------------


                                 Matched-          Non-Matched-
                                   Book                Book
                                 --------          -----------

Resale Agreements                   64%                 36%
Repurchase Agreements               63                  37
Securities Borrowed Transactions    11                  89
Securities Loaned Transactions      55                  45

-------------------------------------------------------------------------------
TRADING-RELATED RECEIVABLES AND PAYABLES

  Securities trading may lead to various customer or broker-dealer balances. Broker-dealer balances may also result from recording trading inventory on a trade date basis. Certain receivable and payable balances also arise when cus-tomers or broker-dealers fail to pay for securities purchased or fail to deliver securities sold, respectively. These receivables are generally fully collateralized by the securities that the customer or broker-dealer purchased but did not receive. Customer receivables also include margin loans collater-alized by customer-owned securities held by Merrill Lynch. Collateral policies significantly limit Merrill Lynch's credit exposure to customers and broker-dealers. Merrill Lynch, in accordance with regulatory requirements, will sell securities that have not been paid for, or purchase securities sold but not delivered, after a relatively short period of time, or will require additional margin collateral, as necessary. These measures reduce market risk exposure related to these balances.
  Interest receivable and payable balances related to trading inventory are principally short-term in nature. Interest balances for resale and repurchase agreements, securities borrowed and loaned transactions, and customer margin loans are generally considered when determining the collateral requirements related to these transactions.

-------------------------------------------------------------------------------
COLLATERAL

  The table that follows presents reported assets at December 26, 1997 and the related collateral maintained by Merrill Lynch to reduce default risk exposure.

-------------------------------------------------------------------------------

                                                            BALANCE COLLATERAL
(in millions)                                                 SHEET MAINTAINED

------------------------------------------------------------------------------
Cash and cash equivalents                                  $  5,032   $      -
Cash and securities segregated for regulatory purposes or
 deposited with clearing organizations                       12,384          -
Marketable investment securities                              3,309          -
Trading assets/(a)/                                         106,778      4,750
Receivables under resale agreements/(b)/                     70,262     71,121
Receivables under securities borrowed transactions/(b)/      35,366     33,121
Other receivables/(c)/                                       39,743     27,059
Investments of insurance subsidiaries                         4,833          -
Loans, notes, and mortgages/(d)/                              4,310      4,105
Other investments                                             1,826          -
Property, leasehold improvements, and equipment               2,074          -
Goodwill                                                      5,455          -
Other assets                                                  1,447          -
                                                           --------   --------
Total Assets                                               $292,819   $140,156
                                                           ========   ========
------------------------------------------------------------------------------

/(a)/ Various techniques reduce credit risk on trading assets, including maintaining collateral on derivative contract receivables.
/(b)/ The risk of default on receivables under resale agreements and securities borrowed transactions is substantially eliminated by maintaining related securities with fair values in accordance with specific collateral guidelines.
/(c)/ To the extent possible, collateral is taken to secure receivables. For instance, Merrill Lynch maintains collateral substantially in excess of customer margin loan receivables, and broker-dealer receivables are substantially collateralized by the related securities. The collateral amounts above do not include overcollateralization.
/(d)/ Merrill Lynch generally maintains collateral on these extensions of credit in the form of securities, liens on real estate, perfected security interests in other assets of the borrower, and guarantees.

  Besides requiring collateral, Merrill Lynch's Corporate Credit group uses other techniques to manage credit risk (see "Risk Management" section).

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES

  Merrill Lynch monitors changes in its balance sheet using average daily bal-ances that are determined on a settlement date basis and reported for manage-ment information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances. These changes were consistent with the growth in the year-end finan-cial statement balances.
  In 1997, average daily assets were $286 billion, up 32% from $216 billion in 1996. Average daily liabilities in 1997 rose 32% to $277 billion from $209 billion in 1996. The major components in the growth of average assets and lia-bilities are summarized as follows:

-------------------------------------------------------------------------------
                                                           INCREASE
                                                         IN AVERAGE     PERCENT
(in millions)                                                ASSETS    INCREASE
-------------------------------------------------------------------------------
Trading assets                                              $35,961         50%
Receivables under resale agreements
  and securities borrowed transactions                       19,893         21
Customer receivables                                          6,816         30
--------------------------------------------------------------------------------
                                                           INCREASE
                                                         IN AVERAGE     PERCENT
                                                        LIABILITIES    INCREASE
--------------------------------------------------------------------------------
Payables under repurchase agreements
  and securities loaned transactions                        $17,726         21%
Trading liabilities                                          17,663         42
Long-term borrowings                                         12,604         55
Commercial paper and other
  short-term borrowings                                      11,959         38
--------------------------------------------------------------------------------

  Due to the adoption of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", both average asset balances (trading assets and receivables under resale agreements) and average liability balances (payables under repurchase agreements) increased by approx-imately $3 billion (see Note 2 to the Consolidated Financial Statements for more information on SFAS No. 125). In addition, during 1997 trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Increases in secured lending activity, in the form of margin and other collateralized loans, led to higher levels of customer receivables.
  Receivables under resale agreements and securities borrowed transactions and payables under repurchase agreements and securities loaned transactions rose to meet higher funding requirements for increased trading activity. In addi-tion, these transactions increased as a result of expanded matched-book activity, primarily involving governments and agencies securities.
  Assets are funded through diversified sources which include repurchase agree-ments and securities loaned transactions, commercial paper and short-term borrowings, long-term borrowings, and equity. In addition to the increases in repurchase agreements and securities loaned transactions, the growth in aver-age assets was funded by higher long-term borrowings, particularly medium-term notes, and commercial paper.

-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

  Stockholders' equity at December 26, 1997 increased 21% to $8.3 billion from $6.9 billion at year-end 1996. The 1997 increase resulted from net earnings and the net effect of employee stock transactions, partially offset by common share repurchases and dividends. In 1997 and 1996, Merrill Lynch repurchased
13.7 million and 37.2 million common shares at average prices of $48.91 and $31.30 per share, respectively. Merrill Lynch will continue to consider share repurchases, taking into account capital needs and the effect of issuances under employee stock plans.
  In the second quarter of 1997, Merrill Lynch's Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend. The par value of the common stock remained at $1.33 1/3 per share. According-ly, an adjustment from paid-in capital to common stock was made to preserve the par value of the post-split shares. All share and per share data have been restated for the effect of the split.
  At December 26, 1997, total common shares outstanding were 335.1 million, 2% higher than the

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

328.2 million shares outstanding at December 27, 1996. The increase was attributable principally to employee stock grants and option exercises, par-tially offset by common share repurchases.
  During the first quarter of 1997, all shares of the outstanding Remarketed Preferred(Service Mark) Stock, Series C were redeemed.

--------------------------------------------------------------------------------
LIQUIDITY AND LIABILITY MANAGEMENT
--------------------------------------------------------------------------------

   The primary objective of Merrill Lynch's funding policies is to assure liquidity at all times. Merrill Lynch's liquidity management strategy has three key components:
1. Maintain alternative funding sources such that all debt obligations matur-ing within one year can be funded when due without issuing new unsecured debt or liquidating business assets;
2. Concentrate unsecured, general purpose borrowings at the ML & Co. level;
   and
3. Expand and diversify Merrill Lynch's funding programs.
   Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding alternatives include liquidating cash equivalents; securitizing loan assets; and drawing on commit-ted, unsecured bank credit facilities that, at December 26, 1997, totaled $6.8 billion and were not drawn upon. To finance the purchase of Mercury, Merrill Lynch obtained additional short-term bank credit facilities totaling 2.0 bil-lion British pounds (approximately $3.3 billion), which as of year end had not been drawn upon. Subsequently, Merrill Lynch drew upon these facilities. These borrowings are expected to be repaid during 1998 with proceeds from long-term financing.
   Merrill Lynch regularly reviews the level and mix of its assets and liabili-ties to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon its bank credit facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a sig-nificant portion of assets turns over frequently and is typically match-funded with liabilities having similar maturities and cash flow characteristics. At December 26, 1997, substantially all of Merrill Lynch's assets were considered readily marketable by management.
   Merrill Lynch concentrates its unsecured, general purpose borrowings at the ML & Co. level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are enhanced control, reduced financing costs, wider name recognition by creditors, and enhanced flexibility to meet variable funding requirements of subsidiaries.
   Merrill Lynch also strives to expand and diversify its funding programs and investor and creditor base. Merrill Lynch benefits by distributing its debt through its own sales force to a large, diversified customer base. Addition-ally, Merrill Lynch maintains strict concentration standards for short-term borrowings, including limits for any single investor.
   Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $30.4 billion at December 26, 1997 and $23.6 billion at December 27, 1996, which represented 10% and 11% of total assets at year-end 1997 and 1996, respectively.
   Outstanding long-term debt at December 26, 1997 increased to $43.1 billion from $26.1 billion at December 27, 1996. Major components of the change in long-term debt for 1997 and 1996 follow:

--------------------------------------------------------------------------------

(in billions)                   1997   1996
--------------------------------------------------------------------------------
Beginning of year              $26.1  $17.3
Issuances                       24.2   15.0
Maturities                      (6.8)  (6.1)
Other                           (0.4)  (0.1)
                               -----  -----
End of year/(1)/               $43.1  $26.1
                               =====  =====
Average maturity in years of
 long-term debt,
 when measured to:
  Maturity                       3.5    3.5
  Earlier of the call or put
  date                           3.1    3.2
--------------------------------------------------------------------------------

/(1)/ At year-end 1997 and 1996, $31.0 and $20.1 billion of long-term debt had maturity dates beyond one year, respectively.

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

   Merrill Lynch's senior long-term debt, preferred stock, and Trust Originated Preferred Securities(Service Mark) ("TOPrS"(Registered Trademark)) were rated by recognized credit rating agencies at December 26, 1997 as follows:

--------------------------------------------------------------------------------

                                   SENIOR  PREFERRED STOCK
                                    DEBT      AND TOPrS
RATING AGENCY                      RATINGS     RATINGS
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.      AA          AA-
Fitch IBCA, Inc.                     AA          AA-
The Japan Bond Research Institute    AA       Not Rated
Moody's Investors Service, Inc.      Aa3         aa3
Standard & Poor's                    AA-          A
Thomson BankWatch, Inc.              AA+      Not Rated
--------------------------------------------------------------------------------

   Approximately $75.2 billion of indebtedness at December 26, 1997 is considered senior indebtedness as defined under various indentures.
   As part of an overall liquidity management strategy, Merrill Lynch's insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts as well as expected future acquisition and maintenance expenses for all contracts. The insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, or credit risks attributable to fixed-rate products, thereby reducing the insurance subsidiaries' risk profile and liquidity demands. At December 26, 1997, approximately 84% of invested assets of insurance subsidiaries were considered liquid by management.

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND CAPITAL ADEQUACY
--------------------------------------------------------------------------------

   Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $7.9 billion in com-mon equity and $425 million in preferred stock at December 26, 1997 (see "Stockholders' Equity" in the "Balance Sheet" section). In 1997, a trust subsidiary of ML & Co. issued $300 million of TOPrS. These subsidiary-issued preferred securities, along with $327 million of preferred securities outstanding in other subsidiaries, further strengthen Merrill Lynch's equity capital base. Subsequent to year-end 1997, $750 million of TOPrS were issued by another trust subsidiary (see Note 6 to the Consolidated Financial Statements).
   Merrill Lynch's leverage ratios were as follows:

--------------------------------------------------------------------------------

                                    ADJUSTED
                      LEVERAGE      LEVERAGE
                      RATIO/(1)/    RATIO/(2)/
--------------------------------------------------------------------------------
YEAR END
 December 26, 1997        32.7x         20.9x
 December 27, 1996        29.5x         18.0x
AVERAGE FOR YEAR
 ENDED/(3)/
 December 26, 1997        35.5x         21.5x
 December 27, 1996        33.5x         19.9x
--------------------------------------------------------------------------------

/(1)/ Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
/(2)/ Total assets less receivables under resale agreements and securities borrowed transactions to total stockholders' equity and preferred securities issued by subsidiaries.
/(3)/ Computed using month-end balances.

   Overall capital needs are continually reviewed to ensure that Merrill Lynch's capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of its subsidiaries. Statistically based product risk models are used to estimate potential losses arising from market and credit risks. These dynamic models incorporate changes in business risk into Merrill Lynch's equity requirements. Based upon these analyses as well as other criteria, management believes that Merrill Lynch's equity capi-tal base is adequate.
   Merrill Lynch operates in many regulated businesses that require various minimum levels of capital (see Note 11 to the Consolidated Financial Statements and "Business of Merrill Lynch--Regulation"). Merrill Lynch's broker-dealer, banking, insurance, and futures commission merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CAPITAL PROJECTS AND EXPENDITURES
--------------------------------------------------------------------------------

  Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. To support business expansion, for example, Merrill Lynch plans to build a new European headquarters in London for approximately $650 million. Completion of this facility is expected in 2001. During 1997, Merrill Lynch also approved a plan to construct an office complex in central New Jersey to consolidate certain operations. Construction costs are estimated at approximately $325 million, and completion of this facility is anticipated in 2000.
  Significant technology initiatives include Merrill Lynch Trusted Global Advisor(Service Mark) ("TGA" Service Mark) and Year 2000 systems compliance. The TGA system, a technology platform for Financial Consultants, is expected to be available to all U.S. Financial Consultants by the end of the 1998 third quarter. New system applications will be added to the platform at various times throughout 1998. The projected remaining cost for the TGA system is approximately $200 million.
  The modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information cur-rently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

  Merrill Lynch's operating activities expose it to many risks that are continu-ally monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. Business units typically hedge risks arising either from individual transactions or portfolios of similar transactions to manage risk at the legal entity level. Hedging techniques will vary based on many factors, including the nature and extent of the risks involved. The effectiveness of hedging techniques and corporate risk manage-ment policies and procedures is illustrated by analyzing actual net trading-related revenues over time. The nature of Merrill Lynch's trading-related activities, which are principally client order flow-driven, combined with its risk management strategies, help to reduce earnings volatility. A distribution of weekly net trading-related revenues, net of reserves, for each of the last three years is presented in the graph that follows.

  Presented is a bar graph illustrating the distribution of weekly net trading-related revenues by revenue band for 1995, 1996, and 1997.


--------------------------------------------------------------------------------
                          Distribution of Weekly Net
                       Trading-Related Revenues by Year
                                 (in millions)
--------------------------------------------------------------------------------



                                      1995         1996        1997
                                      ----         ----        ----

Number of Weeks:

  $  0-40   million                      -            1           3
  $ 40-80   million                     20           12           6
  $ 80-120  million                     29           38          21
  $120-160  million                      3            1          19
  Over $160 million                      -            -           3
                                       ---          ---         ---
                                        52           52          52
                                       ===          ===         ===
1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

  To supplement risk management at the business unit level, Merrill Lynch has developed corporate governance policies and procedures that require specific areas and units to assist in the identification, assessment, and control of these risks. These policies and procedures are performed by many groups, including the Global Risk Management Group ("Risk Management"); the Credit Division ("Corporate Credit"); and other control units, including Finance, Audit, Operations, and Law and Compliance ("Control Units"). In addition to independent risk management responsibilities, senior management from Risk Man-agement, Corporate Credit, and the Control Units take an active role in the oversight of the risk management process through the Risk Control and Reserve Committees.
  The Risk Control Committee and Risk Management provide general risk oversight for all institutional trading activities. The Risk Control Committee, chaired by the head of Risk Management, reports periodically to the Audit and Finance Committee of the Board of Directors and is independent of Merrill Lynch's trading units. The Risk Control Committee's activities are also designed to ensure compliance with Merrill Lynch's commitment under the Derivatives Policy Group's Framework for Voluntary Oversight.
  The Reserve Committee monitors valuation and certain other risks associated with assets and liabilities. Merrill Lynch establishes reserves in the Consol-idated Balance Sheets for existing conditions, events, or circumstances that may indicate that the realizable value of an asset has been reduced below its carrying value or that a liability has been incurred. The Reserve Committee, chaired by the Chief Financial Officer, reviews and approves firmwide reserve levels, as well as changes in reserve methodologies. The Reserve Committee meets monthly to review current market conditions and to act on specific issues. Merrill Lynch's reserves take into account management's judgment and are generally based on:

- identification of risks and exposures,
- formulas, and
- aging, concentration, and liquidity analyses.

  The following discussions of market, credit, operating, and other risks high-light the corporate policies and procedures for risk identification, assess-ment, and control. Further discussion of market and credit risk is contained in Note 3 to the Consolidated Financial Statements.

-------------------------------------------------------------------------------
MARKET RISK

  Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, and credit spreads. Risk Management is responsible for the measure-ment, monitoring, and control of market risk on trading positions, including the establishment of trading limits throughout the firm.
  Over the last several years, measuring market risk with mathematical models has become the focal point of many risk management efforts worldwide, with the term "risk management" becoming almost synonymous with "risk measurement". In general, Merrill Lynch believes that the primary risk of a product is not in the product itself, but in the way in which the product is managed. Breaches of discipline or lapses in supervision can result in losses irrespective of the products involved or the mathematical models used.
  Approximately ten years ago, Merrill Lynch implemented a firmwide risk process based on the belief that there is more to risk management than identifying and measuring risk. The process itself has been strengthened by experience, but the underlying philosophy is essentially unchanged. This philosophy is based on the following six principles:
1. The most important tools in any risk process are experience, judgment, and constant communication with risk takers.
2. Vigilance, discipline, and an awareness of risk must be continuously empha-sized throughout the firm.
3. Management must provide a clear and simple statement as to what can and cannot be done in committing capital.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

4. Risk Management must consider the unexpected, probe for potential problems, test for weaknesses, and help identify potential for loss.
5. The process must be flexible to permit adaptation to changing environments, including the evolving goals of Merrill Lynch itself.
6. The key objective must be to minimize the possibility of incurring unac-ceptable loss. Such losses usually arise from unexpected events that most statistical model-based risk methodologies cannot predict.

-------------------------------------------------------------------------------
Risk Management Process

  Risk Management is organized along geographic and product lines to ensure direct and frequent communication with specific trading areas. In addition, Risk Management performs regular, formal risk reviews with senior trading man-agers.
  Risk Management has established certain controls and guidelines to supplement hedging techniques at the trading unit level (see "Trading Assets and Liabili-ties" in the "Balance Sheet" section for further information on these tech-niques). Risk Management sets and monitors trading limits, which may not be exceeded without prior approval. In addition, Risk Management and representa-tives from other Control Units approve new types of transactions as part of the new product review process. Certain commitments are subject to prior approval from Risk Management and other Control Units. These commitments include underwritings of equity, high-yield, and emerging market securities, real estate financings, and bridge loans. Risk Management also has authority to require reductions in specific trading desk exposures or to veto proposed transactions.
  Risk Management uses several risk technology tools, including a risk inventory database, a trading limit monitoring system, and trading system access. The risk inventory database provides daily consolidation of securities inventory exposure by product, credit rating, country, etc., along with concentrations of exposure. The trading limit monitoring system enables Risk Management to review compliance with established limits. Access to trading systems allows
Risk Management to monitor positions and perform computerized analytics.
  Merrill Lynch also uses mathematical risk models, including value-at-risk and sensitivity analysis, to help estimate its exposure to market risk. Neverthe-less, Merrill Lynch believes that the use of mathematical risk models alone may provide a greater sense of security than warranted; therefore, reliance on these models should be limited. In fact, because of the inability of mathemat-ical risk models to quantify large-scale potential financial events with any precision, these models only serve to supplement other risk management efforts. In order to satisfy the Securities and Exchange Commission's market risk disclosure requirements, however, value-at-risk measures are presented.
  Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. For these disclosures, Merrill Lynch uses a historical simulation approach to estimate value-at-risk using a one-week holding period for trading and non-trading instruments. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 1% of the time is used as the estimate for the 99% confidence level value-at-risk.
  The reader should be aware that a number of assumptions must be made to obtain the sensitivities and simulated profits and losses. There is no reason to believe that the historically simulated profits and losses have any predictive power for the future distribution of profits and losses. Hypothetical gains and losses from simulated changes in risk factors for the trading portfolio would be reflected in earnings since these instruments are accounted for at fair value. Hypothetical gains and losses from simulated changes in risk fac-tors for the non-trading portfolio generally would not be reflected in earn-ings since these instruments are typically accounted for at historical cost.

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

  All trading units communicate daily to Risk Management the sensitivity of their positions to changes in risk factors. The table that follows presents Merrill Lynch's value-at-risk for trading instruments at December 26, 1997:

--------------------------------------------------------------------------------

(in millions)
--------------------------------------------------------------------------------
Market risks:
 Interest rate                                                 $60
 Equity                                                         32
 Commodity                                                      17
 Currency                                                       13
--------------------------------------------------------------------------------

  Risk Management does not monitor sensitivities to market risk for non-trading instruments since earnings generally are not impacted by such sensitivities. The table below presents Merrill Lynch's value-at-risk for non-trading instru-ments at December 26, 1997:

--------------------------------------------------------------------------------

(in millions)
--------------------------------------------------------------------------------
Market risks:
 Currency                                                      $32
 Interest rate                                                  10
 Equity                                                          5
--------------------------------------------------------------------------------

  For information on qualitative aspects of market risk, see Note 3 to the Con-solidated Financial Statements.

-------------------------------------------------------------------------------
CREDIT RISK

  Credit risk represents the loss that Merrill Lynch would incur if a counterparty or issuer failed to perform its contractual obligations. Policies and procedures have been established with the objective of protecting against such losses, which include:

- reviewing and establishing limits for credit exposures,

- further limiting counterparty credit exposures through various techniques, including maintaining collateral and obtaining the right to terminate trans-actions or collect collateral in the event of a credit downgrade, and

- continually assessing the creditworthiness of counterparties and issuers.

  The responsibility for compliance with these policies and procedures rests with the business units and is monitored by Corporate Credit.
  Corporate Credit is centralized and organized geographically. The Sovereign Credit Risk group analyzes the political, economic, and financial conditions of a country, establishes credit ratings, and recommends overall risk limits. Regional credit groups, in addition to evaluating the creditworthiness of spe-cific counterparties, enhance the country analysis by ensuring that total credit risks are within country concentration limits. Credit officers also set limits by counterparty or issuer, recommend credit reserves, manage credit exposures, and participate in the new product review process.
  Many types of transactions, including most derivatives and syndicated loans, are subject to prior approval from Corporate Credit. Within Corporate Credit, approval levels have been established based on counterparty or issuer credit quality and the potential risk of the transaction. Transactions that exceed prescribed levels must be approved by the Credit Committee, which includes several Directors of Corporate Credit and the Chief Credit Officer.
  The credit system tracks information from automated and manual sources to ena-ble Corporate Credit to monitor counterparty/issuer, product, and country con-centrations. This system aggregates credit exposure by counterparty/issuer, maintains overall counterparty/ issuer and specific product limits, and iden-tifies limit review dates by counterparty/issuer. Detailed information on firmwide inventory positions and executed transactions, including current and potential credit exposure, is updated frequently and compared with limits. Collateral holdings, which reduce credit exposure, are also tracked on the credit system.
  Corporate Credit works with the trading units to develop and refine credit risk measurement models and to analyze potential credit exposures for complex derivative transactions. Credit exposures related to Merrill Lynch's retail customer business, including mortgages and home equity lines of credit, cus-tomer margin accounts, and working capital facilities to small businesses, are continually monitored.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OPERATING RISK

  Operating risk focuses on Merrill Lynch's ability to accumulate, process, pro-tect, and communicate information necessary to conduct business in a global market environment. It includes the execution of legal, fiduciary, and agency responsibilities. Merrill Lynch manages operating risk in many ways, including maintaining backup facilities, using technology, employing experienced person-nel, and maintaining a comprehensive system of internal controls.
  Merrill Lynch maintains key backup facilities worldwide and updates systems and equipment as required in response to changes in business conditions and technology needs. An example is the extensive work currently being performed to become Year 2000-compliant (see "Capital Projects and Expenditures" section). In addition, experienced operations personnel provide support and control for trading, clearance, and settlement activities and perform custodial functions for customer and proprietary assets. Merrill Lynch regularly reviews its framework of internal controls, taking into account changing circumstances. Corrective actions are taken to address control deficiencies and opportunities for improvement are implemented when cost-effective.
  From a legal standpoint, risk arises from the enforceability of clients' and counterparties' obligations to and from Merrill Lynch, including obtaining contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. The firm seeks to mitigate such risk by:
 - developing policies that enhance enforceability of transactions;
 - monitoring compliance with internal policies and external regulations; and
 - requiring consultation with internal and external legal advisors for non-standard transactions.
  Fiduciaries and agents have obligations to act on behalf of others. Such risks are inherent in brokerage and investment management activities. Merrill Lynch has a number of policies in place to ensure that obligations to clients are met and that Merrill Lynch is in compliance with applicable legal and regula-tory requirements.

--------------------------------------------------------------------------------
OTHER RISKS

  Liquidity risk arises in the course of Merrill Lynch's general funding activi-ties and in the management of the balance sheet. It includes both the risk of being unable to raise funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at a reasonable price. For more information on how Merrill Lynch man-ages liquidity risks, see the "Liquidity and Liability Management" section.
  Other risks Merrill Lynch encounters include political, tax, and regulatory risks. These risks revolve around the impact that changes in local laws, regu-latory requirements, or tax statutes would have on the viability, profitabili-ty, or cost-effectiveness of existing or future transactions. To help mitigate the effects of these risks, Merrill Lynch constantly reviews new and pending legislation and regulations by employing professionals in the jurisdictions in which the company operates to actively follow these issues and participate in related interest groups.

--------------------------------------------------------------------------------
NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS
--------------------------------------------------------------------------------

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

1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NON-INVESTMENT GRADE HOLDINGS

  In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment bank-ing, market-making, and derivative structuring activities. During the past year, non-investment grade trading inventories increased to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities.
  Non-investment grade securities have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under various derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade. Non-investment grade trading inventories are carried at fair value. Merrill Lynch's insurance subsidiaries also hold non-investment grade invest-ment securities that are classified as available-for-sale and are carried at fair value.
  A summary of positions with non-investment grade issuers (for cash instru-ments) or counterparties (for derivatives in a gain position) follows:

--------------------------------------------------------------------------------

(in millions)                              1997   1996
--------------------------------------------------------------------------------
Trading assets:
 Cash instruments                       $12,993 $7,585
 Derivatives/(1)/                         3,079  2,470
Trading liabilities - cash instruments    2,962    905
Marketable investment securities            648      -
Insurance subsidiaries' investments         192    206
--------------------------------------------------------------------------------

/(1)/ Collateral of $599 and $848 was obtained at December 26, 1997 and December
      27, 1996, respectively, to reduce risk related to these derivative balances.

  Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At December 26, 1997 and December 27, 1996, the carrying value of such debt and equity securities totaled $142 million and $133 million, of which 56% and 58% resulted from Merrill Lynch's market-making activities in such securities, respectively. In addition, Merrill Lynch held distressed bank loans totaling $432 million and $351 million at year-end 1997 and 1996, respectively.
  Derivatives may also expose Merrill Lynch to credit risk related to the under-lying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swap) or potentially force ownership of the underlying security (e.g., short put option). In addition, derivatives may subject Merrill Lynch to credit spread risk in that changes in the credit quality of the underlying securities may offset the derivatives' fair values. A summary of exposures related to derivatives with non-investment grade underlying securities follows:

--------------------------------------------------------------------------------

(in millions)                                    1997   1996
--------------------------------------------------------------------------------
Derivative fair values:
 Trading assets/(1)/                           $   62 $   63
 Trading liabilities                               62     64
Derivative notionals (off-balance-sheet)/(2)/   3,257  2,895
--------------------------------------------------------------------------------

/(1)/ The preceding table includes $42 and $9 at year-end 1997 and 1996, respectively, of credit risk exposures to non-investment grade counterparties.
/(2)/ Represents amount subject to strike or reference price.

  Merrill Lynch engages in hedging strategies to reduce its exposure associated with non-investment grade positions by purchasing an option to sell the related security or by entering into other offsetting derivative contracts. Merrill Lynch also uses non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions.
  A summary of cash instruments and derivatives used to hedge the credit risk of non-investment grade positions follows:

--------------------------------------------------------------------------------

(in millions)                                    1997   1996
--------------------------------------------------------------------------------
Trading assets - cash instruments              $1,312 $  905
Derivative notionals (off-balance-sheet)/(1)/   4,235  1,311
--------------------------------------------------------------------------------

/(1)/ Represents amount subject to strike or reference price.

  At December 26, 1997, the largest non-investment grade concentration of credit exposure consisted of various sovereign and corporate issues of a South Ameri-can country totaling $1.1 billion.

                                                              1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
HIGHLY LEVERAGED TRANSACTIONS
  Merrill Lynch provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. Merrill Lynch pro-vides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select basis. In addition, Merrill Lynch syndicates loans for non-investment grade companies or in con-nection with highly leveraged transactions and may retain a residual portion of these loans.
  Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partner-ships and other direct equity investments will be determined on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

-----------------------------------------------------------------------------

(in millions)                                                       1997 1996
-----------------------------------------------------------------------------
Loans (net of allowance for loan losses)/(1)/                       $467 $340
Equity investments/(2)/                                              170  113
Partnership interests                                                 82  104
Bridge loan                                                            -   31
Additional commitments to invest in partnerships                      60   82
Unutilized revolving lines of credit and other lending commitments   485  301
-----------------------------------------------------------------------------

/(1)/ Represented outstanding loans to 48 and 36 companies at year-end 1997 and
      1996, respectively.
/(2)/ Invested in 72 and 48 enterprises at year-end 1997 and 1996, respectively.

  At December 26, 1997, no single industry sector accounted for more than 27% of total non-investment grade positions and highly leveraged transactions.

--------------------------------------------------------------------------------
CASH FLOWS
--------------------------------------------------------------------------------

  Merrill Lynch's cash flows are principally associated with operating and financing activities related to Merrill Lynch's trading, customer, and invest-ment banking transactions. Merrill Lynch's cash and cash equivalents totaled $5.0 billion at December 26, 1997, up $1.7 billion and $1.9 billion from year-end 1996 and 1995, respectively.
  Cash of $17.7 billion in 1997 was used for operating activities, primarily to fund higher net trading assets generated by increased levels of business activity. Merrill Lynch's investing activities used cash of $1.5 billion in 1997, partially due to the purchase of technology-related equipment.
  Financing activities provided Merrill Lynch with $20.9 billion of cash in 1997, reflecting proceeds from net issuances of long-term debt and commercial paper, partially offset by increases in net resale/repurchase agreements.
  In 1996, cash and cash equivalents increased $284 million to $3.4 billion at year-end. Cash used for operating and investing activities totaled $8.8 bil-lion and $593 million, respectively, while cash provided by financing activi-ties totaled $9.7 billion.
  In 1995, cash and cash equivalents increased $779 million to $3.1 billion at year-end. Cash provided by financing activities totaled $8.8 billion, while cash used for operating and investing activities totaled $7.2 billion and $873 million, respectively.

--------------------------------------------------------------------------------
LITIGATION
--------------------------------------------------------------------------------

  Certain actions have been filed against Merrill Lynch by Orange County, Cali-fornia and others in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector or from the purchase of debt instru-ments issued by Orange County


1997 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

that were underwritten by Merrill Lynch's subsidiary, Merrill Lynch, Pierce, Fenner & Smith Incorporated (see "Business of Merrill Lynch--Legal Proceedings" for further information). Although the ultimate outcome of these actions can-not be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial con-dition or the results of operations of Merrill Lynch as set forth in the Con-solidated Financial Statements contained herein.

-------------------------------------------------------------------------------
RECENT DEVELOPMENTS
-------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS

  In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which deferred for one year the effective date of the collateral pro-visions for all transactions and the sale provisions for repurchase agree-ments, securities lending, and similar transactions. These deferred provisions have been adopted for transactions entered into after December 31, 1997. The adoption of such provisions will create additional balance sheet captions related to the recognition of securities pledged and received as collateral. The impact of adopting these provisions cannot be quantified at December 26, 1997 since they are only applicable to future transactions; however, total assets and total liabilities are expected to increase significantly upon adop-tion of these provisions. For a discussion of the provisions of SFAS No. 125 adopted in 1997, see Note 2 to the Consolidated Financial Statements.

                                                              1997 Annual Report

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

[LOGO OF DELOITTE & TOUCHE LLP APPEARS HERE]

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the accompanying consolidated balance sheets of Merrill Lynch
& Co., Inc. and subsidiaries ("Merrill Lynch") as of December 26, 1997 and December 27, 1996 and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 26, 1997. These financial statements are the responsibility of Merrill Lynch's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch at December 26, 1997 and December 27, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
February 23, 1998

1997 Annual Report

  STATEMENTS OF CONSOLIDATED EARNINGS
  (Dollars in Millions, Except Per Share Amounts)
                                     [LOGO OF MERRILL LYNCH APPEARS HERE]
  -----------------------------------------------------------------------

                                       Year Ended Last Friday in December
                                     ------------------------------------
                                                1997      1996      1995
  -----------------------------------------------------------------------
  REVENUES
   Commissions                               $  4,667  $  3,786  $  3,126
   Interest and dividends                      17,087    12,899    12,221
   Principal transactions                       3,769     3,454     2,519
   Investment banking                           2,749     1,945     1,308
   Asset management and portfolio
    service fees                                2,789     2,261     1,890
   Other                                          670       666       449
                                             --------  --------  --------
   TOTAL REVENUES                              31,731    25,011    21,513

   Interest Expense                            16,062    11,895    11,248
                                             --------  --------  --------

   NET REVENUES                                15,669    13,116    10,265
                                             --------  --------  --------
  NON-INTEREST EXPENSES
   Compensation and benefits                    7,962     6,704     5,270
   Communications and equipment rental            669       559       487
   Occupancy                                      491       508       449
   Depreciation and amortization                  446       411       367
   Professional fees                              813       582       425
   Advertising and market development             597       514       398
   Brokerage, clearing, and exchange fees         505       413       361
   Other                                        1,136       859       697
                                             --------  --------  --------
   TOTAL NON-INTEREST EXPENSES                 12,619    10,550     8,454
                                             --------  --------  --------
  EARNINGS BEFORE INCOME TAXES AND
   DIVIDENDS ON PREFERRED SECURITIES
   ISSUED BY SUBSIDIARIES                       3,050     2,566     1,811

  Income Tax Expense                            1,097       947       697
  Dividends on Preferred Securities
   Issued by Subsidiaries                          47         -         -
                                             --------  --------  --------
  NET EARNINGS                               $  1,906  $  1,619  $  1,114
                                             ========  ========  ========

  NET EARNINGS APPLICABLE TO COMMON
   STOCKHOLDERS                              $  1,867  $  1,572  $  1,066
                                             ========  ========  ========

  EARNINGS PER COMMON SHARE
   Basic                                     $   5.63  $   4.65  $   3.02
                                             ========  ========  ========
   Diluted                                   $   4.83  $   4.11  $   2.71
                                             ========  ========  ========
  -----------------------------------------------------------------------

 See Notes to Consolidated Financial Statements

                                                       1997 Annual Report

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------

                                                      December 26, December 27,
                                                      -------------------------
                                                             1997         1996
-------------------------------------------------------------------------------
  ASSETS

  CASH AND CASH EQUIVALENTS                              $  5,032     $  3,375
                                                         --------     --------
  CASH AND SECURITIES SEGREGATED FOR REGULATORY
   PURPOSES OR DEPOSITED WITH CLEARING ORGANIZATIONS       12,384        5,628
                                                         --------     --------
  MARKETABLE INVESTMENT SECURITIES                          3,309        2,180
                                                         --------     --------
  TRADING ASSETS, AT FAIR VALUE
   Corporate debt and preferred stock                      32,501       24,270
   Equities and convertible debentures                     23,617       13,153
   Contractual agreements                                  21,205       13,465
   U.S. Government and agencies                             9,832        9,304
   Non-U.S. governments and agencies                        9,755        7,758
   Mortgages, mortgage-backed, and asset-backed             7,312        5,189
   Other                                                    2,556        2,385
                                                         --------     --------
   Total                                                  106,778       75,524
                                                         --------     --------
  RECEIVABLES UNDER RESALE AGREEMENTS                      70,262       58,402
                                                         --------     --------
  RECEIVABLES UNDER SECURITIES BORROWED TRANSACTIONS       35,366       24,692
                                                         --------     --------
  OTHER RECEIVABLES
   Customers (net of allowance for doubtful accounts
    of $50 in 1997 and $39 in 1996)                        26,529       18,309
   Brokers and dealers                                      5,100        6,205
   Interest and other                                       8,114        5,280
                                                         --------     --------
   Total                                                   39,743       29,794
                                                         --------     --------

  INVESTMENTS OF INSURANCE SUBSIDIARIES                     4,833        5,107

  LOANS, NOTES, AND MORTGAGES (net of allowance for
   loan losses of $130 in 1997 and $117 in 1996)            4,310        3,334


  OTHER INVESTMENTS                                         1,826        1,125

  PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
   (net of accumulated depreciation and amortization
   of $2,910 in 1997 and $2,523 in 1996)                    2,074        1,670


  GOODWILL (net of accumulated amortization of $131
   in 1997 and $71 in 1996)                                 5,455          617

  OTHER ASSETS                                              1,447        1,568
                                                         --------     --------

  TOTAL ASSETS                                           $292,819     $213,016
                                                         ========     ========
 -----------------------------------------------------------------------------

1997 Annual Report

  ------------------------------------------------------------------------------

                                                       December 26, December 27,
                                                       -------------------------
                                                              1997         1996
  ------------------------------------------------------------------------------
  LIABILITIES, PREFERRED SECURITIES ISSUED BY
   SUBSIDIARIES, AND STOCKHOLDERS' EQUITY

  LIABILITIES

  PAYABLES UNDER REPURCHASE AGREEMENTS AND
   SECURITIES LOANED TRANSACTIONS                         $ 77,875     $ 65,420
                                                          --------     --------
  COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS          44,850       36,582
                                                          --------     --------
  TRADING LIABILITIES, AT FAIR VALUE
   Contractual agreements                                   20,632       11,221
   U.S. Government and agencies                             18,182       13,965
   Equities and convertible debentures                      15,724        8,332
   Non-U.S. governments and agencies                         9,720        7,135
   Corporate debt, preferred stock, and other                5,818        2,892
                                                          --------     --------
   Total                                                    70,076       43,545
                                                          --------     --------
  OTHER PAYABLES
   Customers                                                16,519       11,758
   Brokers and dealers                                       4,112        3,407
   Interest and other                                       22,625       13,973
                                                          --------     --------
   Total                                                    43,256       29,138
                                                          --------     --------

  LIABILITIES OF INSURANCE SUBSIDIARIES                      4,716        5,010

  LONG-TERM BORROWINGS                                      43,090       26,102
                                                          --------     --------
  TOTAL LIABILITIES                                        283,863      205,797
                                                          --------     --------

  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                  627          327
                                                          --------     --------

  STOCKHOLDERS' EQUITY

  PREFERRED STOCKHOLDERS' EQUITY                               425          619
                                                          --------     --------
  COMMON STOCKHOLDERS' EQUITY
   Common stock (par value $1.33 1/3 per share;
    authorized: 500,000,000 shares; issued:
    472,660,324 shares)                                        630          630
   Paid-in capital                                           1,065          989
   Accumulated other comprehensive income (net of
    tax)                                                       (34)          19
   Retained earnings                                         9,485        7,868
                                                          --------     --------
                                                            11,146        9,506
   Less: Treasury stock, at cost:
           (1997 - 137,578,035 shares; 1996 - 141,411,196
           shares)                                           2,804        2,895
         Unallocated ESOP reversion shares, at cost:
           (1996 - 3,077,556 shares)                             -           24
         Employee stock transactions                           438          314
                                                          --------     --------
  TOTAL COMMON STOCKHOLDERS' EQUITY                          7,904        6,273
                                                          --------     --------
  TOTAL STOCKHOLDERS' EQUITY                                 8,329        6,892
                                                          --------     --------
  TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY
   SUBSIDIARIES, AND STOCKHOLDERS' EQUITY                 $292,819     $213,016
                                                          ========     ========
  -----------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements

                                                             1997 Annual Report

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
------------------------------------------------------------------------------

                                            Year Ended Last Friday in December
                                           -----------------------------------
                                                       1997      1996     1995
 -----------------------------------------------------------------------------
  PREFERRED STOCKHOLDERS' EQUITY

   9% CUMULATIVE PREFERRED STOCK,
   SERIES A
    $10,000 LIQUIDATION PREFERENCE
     PER SHARE
    Balance, beginning and end of
     year (42,500 shares in
       1997, 1996, and 1995)                      $    425  $    425  $    425
                                                  ========  ========  ========
   REMARKETED PREFERRED STOCK,
    SERIES C
     $100,000 LIQUIDATION PREFERENCE
      PER SHARE
     Balance, beginning of year (3,000
      shares issued and 1,062 shares held
      in treasury in 1997, 1996, and 1995)        $    194  $    194  $    194
     Redeemed (1,938 shares in 1997)                  (194)        -         -
                                                  --------  --------  --------
    Balance, end of year (1,938
     shares in 1996 and 1995)                     $      -  $    194  $    194
                                                  ========  ========  ========
   TOTAL PREFERRED STOCKHOLDERS'
    EQUITY                                        $    425  $    619  $    619
                                                  ========  ========  ========

  COMMON STOCKHOLDERS' EQUITY

   COMMON STOCK, PAR VALUE $1.33 1/3
    Balance, beginning and end of
     year (472,660,324 shares in
     1997, 1996, and 1995)                        $    630  $    630  $    630
                                                  ========  ========  ========
   PAID-IN CAPITAL
    Balance, beginning of year                    $    989  $    922  $    881
    Issuance of stock:
     To employees                                       (3)       (8)       (2)
     For other activity, including
      employee stock grants                            (16)       (8)      (13)
     To ESOP, including share
      allocations                                       95        83        56
                                                  --------  --------  --------
    Balance, end of year                          $  1,065  $    989  $    922
                                                  ========  ========  ========
   ACCUMULATED OTHER COMPREHENSIVE
    INCOME
    Foreign Currency Translation
     Adjustment (net of tax)
      Balance, beginning of year                  $     10  $     11  $      4
      Translation adjustment (net of
      deferred income taxes)                           (82)       (1)        7
                                                  --------  --------  --------
     Balance, end of year                              (72)       10        11
                                                  --------  --------  --------
    Net Unrealized Gains on
     Investment Securities Available-
      for-Sale (net of tax)
     Balance, beginning of year                          9        25       (57)
     Net unrealized gains (losses) on
      investment securities
      available-for-sale                                34       (97)      335
     Other adjustments/(a)/                             (5)       81      (253)
                                                  --------  --------  --------
     Balance, end of year                               38         9        25
                                                  --------  --------  --------
    Balance, end of year                          $    (34) $     19  $     36
                                                  ========  ========  ========

    1997 Annual Report

                                          Year Ended Last Friday in December
                                          ----------------------------------
                                                    1997      1996      1995
----------------------------------------------------------------------------
   RETAINED EARNINGS
    Balance, beginning of year                   $ 7,868   $ 6,492   $ 5,606
    Net earnings                                   1,906     1,619     1,114
    Cash dividends declared:
     9% Cumulative Preferred stock                   (38)      (38)      (38)
     Remarketed Preferred stock                       (1)       (9)      (10)
     Common stock ($.75 per share
      in 1997; $.58 in 1996;
      and $.505 in 1995)                            (250)     (196)     (180)
                                                 -------   -------   -------
    Balance, end of year                         $ 9,485   $ 7,868   $ 6,492
                                                 =======   =======   =======
   COMMON TREASURY STOCK, AT COST
    Balance, beginning of year
     (141,411,196 shares in 1997;
      121,858,556 in 1996;
      96,847,888 in 1995)                        $(2,895)  $(2,241)  $(1,627)
    Treasury stock purchased
     (13,741,116 shares in 1997;
      37,157,634 in 1996; 40,023,642
      in 1995)                                      (672)   (1,163)     (939)
    Issued out of treasury (net of
     reacquisitions):
     Employees (1,293,262 shares in
      1997; 1,689,774 in 1996;
      1,645,636 in 1995)                              60        51        37
    Employee stock grants
     (16,281,015 shares in 1997;
      15,915,220 in 1996;
      13,367,338 in 1995)                            703       458       288
                                                 -------   -------   -------
    Balance, end of year
     (137,578,035 shares in 1997;
      141,411,196 in 1996;
      121,858,556 in 1995)                       $(2,804)  $(2,895)  $(2,241)
                                                 =======   =======   =======
   UNALLOCATED ESOP REVERSION
    SHARES, AT COST
    Balance, beginning of year
     (3,077,556 shares in 1997;
      8,025,038 in 1996; 12,854,182
      in 1995)                                   $   (24)  $   (63)  $  (101)
    Allocation of shares to
     participants (3,077,556 shares
      in 1997; 4,947,482 in 1996;
      4,829,144 in 1995)                              24        39        38
                                                 -------   -------   -------
    Balance, end of year (3,077,556
     in 1996; 8,025,038 in 1995)                 $     -   $   (24)  $   (63)
                                                 =======   =======   =======
   EMPLOYEE STOCK TRANSACTIONS
    Balance, beginning of year                   $  (314)  $  (254)  $  (137)
    Net issuance of employee stock
     grants                                         (351)     (251)     (192)
    Amortization of employee stock
     grants                                          218       183        68
    Repayment of employee loans                        9         8         7
                                                 -------   -------   -------
    Balance, end of year                         $  (438)  $  (314)  $  (254)
                                                 =======   =======   =======
   TOTAL COMMON STOCKHOLDERS'
    EQUITY                                       $ 7,904   $ 6,273   $ 5,522
                                                 =======   =======   =======

  TOTAL STOCKHOLDERS' EQUITY                     $ 8,329   $ 6,892   $ 6,141
                                                 =======   =======   =======
----------------------------------------------------------------------------

/(a)/ Other adjustments relate to policyholder liabilities, deferred policy acquisition costs, and deferred income taxes.

See Notes to Consolidated Financial Statements

                                                          1997 Annual Report

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in Millions)
[LOGO OF MERRILL LYNCH APPEARS HERE]
-----------------------------------------------------------------------------

                                           Year Ended Last Friday in December
                                      ---------------------------------------
                                          1997           1996            1995
 ----------------------------------------------------------------------------
  NET EARNINGS                            $1,906       $1,619          $1,114
                                          ------       ------          ------
  OTHER COMPREHENSIVE INCOME:
   Foreign currency translation
    adjustment:
    Foreign currency translation
     losses, net of gains                    (86)         (17)            (12)
    Deferred income taxes                      4           16              19
                                          ------       ------          ------
    Total                                    (82)          (1)              7
                                          ------       ------          ------
   Net unrealized gains (losses) on
    investment securities
    available-for-sale:
    Net unrealized holding gains
     (losses) arising during the period       50          (68)            333
    Reclassification adjustment for
     (gains) losses included in
     net earnings                            (16)         (29)              2
                                          ------       ------          ------
    Net unrealized gains (losses) on
     investment securities                    34          (97)            335
    Adjustments for:
     Policyholder liabilities                 10           64            (137)
     Deferred policy acquisition
      costs                                    -            9             (72)
     Deferred income taxes                   (15)           8             (44)
                                          ------       ------          ------
    Total                                     29          (16)             82
                                          ------       ------          ------
   Total Other Comprehensive Income          (53)         (17)             89
                                          ------       ------          ------
  COMPREHENSIVE INCOME                    $1,853       $1,602          $1,203
                                          ======       ======          ======
 ----------------------------------------------------------------------------

 See Notes to Consolidated Financial Statements

 1997 Annual Report

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in Millions)
                                           [LOGO OF MERRILL LYNCH APPEARS HERE]

                                            Year Ended Last Friday in December
                                      ----------------------------------------
                                                     1997       1996      1995
 -----------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net Earnings                                   $ 1,906    $ 1,619   $ 1,114
   Noncash items included in
    earnings:
     Depreciation and amortization                    446        411       367
     Policyholder reserves                            240        269       297
     Other                                          1,401        919       672
  (Increase) decrease in
    operating assets(a):
     Trading assets                               (31,099)   (15,378)   (6,375)
     Cash and securities segregated
      for regulatory purposes or
      deposited with
      clearing organizations                       (6,333)      (198)     (459)
     Receivables under securities
      borrowed transactions                       (10,674)    (4,047)      348
     Customer receivables                          (8,036)    (3,543)     (771)
     Maturities and sales of trading
      investment securities                           177         98         -
     Purchases of trading investment
      securities                                     (636)       (67)        -
     Other                                         (3,487)     1,125       250
   Increase (decrease) in
    operating liabilities(a):
     Trading liabilities                           26,531     10,195    (2,608)
     Payables under securities
      loaned transactions                           4,080       (105)      677
     Customer payables                              4,761        366    (1,377)
     Liabilities of insurance
      subsidiaries                                   (524)      (587)     (732)
     Other                                          3,517         75     1,405
                                                  --------   --------  --------
     CASH USED FOR OPERATING
     ACTIVITIES                                    (17,730)    (8,848)   (7,192)
                                                  --------   --------  --------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from (payments for):
    Maturities of available-for-
     sale securities                                3,376      3,057     1,453
    Sales of available-for-sale
     securities                                     2,198      1,341     1,029
    Purchases of available-for-sale
     securities                                    (6,383)    (4,374)   (2,387)
    Maturities of held-to-maturity
     securities                                     1,081        920     1,217
    Purchases of held-to-maturity
     securities                                      (752)      (555)   (1,094)
    Acquisitions, net of cash
     acquired                                         (13)      (135)     (601)
    Other investments and other
     assets                                          (224)      (384)     (138)
    Property, leasehold
     improvements, and equipment                     (822)      (463)     (352)
                                                  --------   --------  --------
    CASH USED FOR INVESTING
    ACTIVITIES                                     (1,539)      (593)     (873)
                                                  --------   --------  --------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from (payments for):
    Resale agreements, net of
     repurchase agreements                         (3,485)    (8,293)    5,155
    Commercial paper and other
     short-term borrowings                          8,218      9,892     2,429
    Issuance and resale of long-
     term borrowings                               25,087     16,454    10,353
    Settlement and repurchase of
     long-term borrowings                          (8,191)    (7,440)   (7,971)
    Issuance of subsidiaries'
     preferred securities                             300        276         -
    Redemption of Remarketed
     Preferred Stock                                 (194)         -         -
    Common stock transactions                        (520)      (921)     (894)
    Dividends                                        (289)      (243)     (228)
                                                  --------   --------  --------
    CASH PROVIDED BY FINANCING
    ACTIVITIES                                     20,926      9,725     8,844
                                                  --------   --------  --------
  INCREASE IN CASH AND CASH
   EQUIVALENTS                                      1,657        284       779
  CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                3,375      3,091     2,312
                                                  --------   --------  --------
  CASH AND CASH EQUIVALENTS, END
   OF YEAR                                        $ 5,032    $ 3,375   $ 3,091
                                                  =======    =======   =======
 ------------------------------------------------------------------------------
(a)Net of effects of acquisitions.

  SUPPLEMENTAL DISCLOSURES
   Cash paid for:
     Income taxes                                 $   877    $ 1,108   $   557
     Interest                                      15,232     11,612    11,229

   Noncash Investing and Financing Activity
   A liability of $5.3 billion representing the acquisition price of Mercury Asset Management was recorded on December 26, 1997.

   See Notes to Consolidated Financial Statements

                                                            1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TABLE OF CONTENTS
-------------------------------------------------------------------------------

 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...............................   38
 NOTE 2.  OTHER SIGNIFICANT EVENTS.................................................   43
 NOTE 3.  TRADING ACTIVITIES.......................................................   44
 NOTE 4.  INVESTMENTS AND OTHER NON-TRADING ASSETS.................................   49
 NOTE 5.  SHORT-TERM AND LONG-TERM BORROWINGS AND OTHER NON-TRADING LIABILITIES....   51
 NOTE 6.  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES AND STOCKHOLDERS' EQUITY.....   53
 NOTE 7.  COMMITMENTS AND CONTINGENCIES............................................   56
 NOTE 8.  EMPLOYEE BENEFIT PLANS...................................................   58
 NOTE 9.  EMPLOYEE INCENTIVE PLANS.................................................   61
 NOTE 10. INCOME TAXES.............................................................   64
 NOTE 11. REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS........................   65
 NOTE 12. INDUSTRY AND GLOBAL OPERATIONS...........................................   66
----------------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
BASIS OF PRESENTATION

  The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. Certain limited reclassi-fication and format changes have been made to prior year amounts to conform to the current year presentation.
  Merrill Lynch provides investment, financing, insurance, and related services to individuals and institutions on a global basis through its principal U.S. and U.K. broker-dealer subsidiaries, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") and Merrill Lynch International ("MLI"), respectively, and its broker, dealer, banking, insurance, and other financial services sub-sidiaries. Such services include:
 - securities brokerage, trading, and underwriting;
 - investment banking, strategic services, and other corporate finance advisory activities, including loan syndication;
 - asset management and other investment advisory and recordkeeping services;
 - trading and brokerage of swaps, options, forwards, futures, and other derivatives;
 - securities clearance services;
 - banking, trust, and lending services; and
 - insurance sales and underwriting services.
  The Consolidated Financial Statements are presented in accordance with gener-ally accepted accounting principles and prevailing industry practices, both of which require management to make estimates regarding certain trading inventory valuations, the outcome of litigation, goodwill, the realization of deferred tax assets, insurance deferred acquisition costs, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ materially from those esti-mates.

-------------------------------------------------------------------------------
TRADING INSTRUMENTS

  Trading assets and trading liabilities consist of cash instruments (such as securities) and derivative instruments used for trading purposes or to hedge trading inventory. Included in trading liabilities are securities that Merrill Lynch has sold but does not currently own and will therefore be obligated to purchase at a future date ("short sales"). Trading inventory is recorded on a trade date basis at fair value. Fair value is based on quoted market prices, pricing models (utilizing indicators of general market conditions or other economic measurements), or management's estimates of amounts

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

to be realized on settlement, assuming current market conditions and an orderly disposition over a reasonable period of time.

-------------------------------------------------------------------------------
Derivatives

  A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument or index, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics.
The derivative definition excludes all cash instruments, including those that derive their values or contractually required cash flows from an underlying instrument or index, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments. It also excludes option features embedded in cash instruments such as conversion features and call provisions embedded in bonds.
  Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other finan-cial instruments at specified terms on a specified date (e.g., options to buy or sell securities, currencies, or commodities). Different types of deriva-tives can also be combined to meet specialized needs (e.g., swaptions).
  Derivatives are often referred to as off-balance-sheet instruments since their notional amounts or underlying instruments are not reflected on the balance sheet; however, the fair values of trading derivatives are recorded in trading assets and liabilities.
  Fair values for certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for over-the-counter ("OTC") derivative financial instruments, principally forwards, options, and swaps, represent amounts that would be received from or paid to a third party in settlement of these instruments. These amounts are determined using pricing models based on the present value of estimated future cash flows employing mid-market valuations with appropriate adjustments. These adjustments are integral components of the mark-to-market process and relate to credit quality and concentration, market liquidity, and exposure close-out costs associated with unmatched positions. Adjustments are also made for administrative costs incurred to service periodic cash flows and maintain hedges over the life of the contract. A portion of income related to longer-term contracts is recognized as the related administrative costs are incurred.
  New, complex products may have immature or limited two-way markets. The preci-sion of the pricing model for a complex product, which involves multiple vari-ables and assumptions, will evolve over time. As these products develop, Mer-rill Lynch continually refines its pricing models based on experience to cor-relate more closely to the market risk of these instruments.
  Derivatives are reported separately as assets and liabilities unless a legal right of setoff exists under a master netting agreement enforceable at law. Balances related to swap and forward transactions and foreign currency options are included in "Contractual agreements" on the Consolidated Balance Sheets. All other derivative balances are recorded in the related cash instrument caption. The fair value of equity options purchased, for example, is recorded in the "Equities and convertible debentures" trading asset caption.
  Merrill Lynch enters into when-issued and delayed delivery transactions. Unrealized gains and losses from these forward transactions are reflected in the related cash instrument caption.

-------------------------------------------------------------------------------
Revenue Recognition

  Principal transactions revenues are recognized on a trade date basis and include net unrealized gains and losses from marking-to-market all trading instruments. Realized gains and losses on trading instruments and any related interest amounts are included in principal transactions revenues and interest revenues and expenses, respectively.

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FINANCING AND RELATED ACTIVITIES

  Merrill Lynch strives to match-fund the interest rate sensitivity of its assets and liabilities. Funding is principally obtained from repurchase agree-ments, commercial paper, and long-term borrowings.
  Merrill Lynch uses derivatives to reduce risk by managing interest rate, for-eign currency, and other exposures. Derivatives used as hedges must be effec-tive at reducing the risk associated with the exposure being managed and be designated as a hedge at inception. Derivatives that modify the interest rate characteristics of specified non-trading assets and liabilities are accounted for on an accrual basis, with amounts to be paid or received recognized as adjustments to the related interest income or expense. Unrealized gains and losses on other financing derivatives are recognized currently. Realized gains and losses on early terminations of derivatives are deferred over the remain-ing lives of the hedged assets or liabilities. At December 26, 1997, there were no deferred amounts related to terminated contracts.
  Resale and repurchase agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, plus accrued interest. Merrill Lynch's policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and Merrill Lynch may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. Substantially all repurchase and resale activities are transacted under master netting agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receiv-ables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale agreement balances with the same counterparty on the Consolidated Balance Sheets.
  Securities borrowed and loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these trans-actions, the fee received or paid by Merrill Lynch is recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value. Although sub-stantially all securities borrowing and lending activities are transacted under master netting agreements, Merrill Lynch does not offset such receiv-ables and payables with the same counterparty on the Consolidated Balance Sheets.

-------------------------------------------------------------------------------
INVESTMENT SECURITIES

  Merrill Lynch holds debt and equity investments principally in non-broker-dealer subsidiaries. These investments are classified as held-to-maturity, trading, or available-for-sale.
  Held-to-maturity investments are debt securities that Merrill Lynch has the positive intent and ability to hold to maturity. These investments are recorded at amortized cost unless a decline in value is deemed other than tem-porary, in which case the carrying value is reduced. The amortization of pre-miums or accretion of discounts and any unrealized losses deemed other-than-temporary are included in current period earnings.
  Debt and equity securities purchased principally for the purpose of resale in the near-term are classified as trading investments and are reported at fair value. Unrealized gains or losses on these investments are included in current period earnings.
  Other debt and equity securities that are not categorized as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains or losses on these securities are reported in stockholders' equity as a component of "Accumulated other comprehensive income", net of appli-cable income taxes and other related items.
  Restricted equity investment securities or equity investment securities with-out available market quota-

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

tions are reported at the lower of cost or estimated net realizable value. Adjustments in carrying values are included in current period earnings.
  Realized gains and losses on investments are included in current period earn-ings. The cost basis of each investment sold is specifically identified for purposes of computing realized gains and losses.

--------------------------------------------------------------------------------
LENDING ACTIVITIES

  Merrill Lynch engages in loan origination, loan securitization, and secondary market loan trading activities.
  Loans held for investment purposes, including consumer and small business loans and the residual portion of commercial loans syndicated by Merrill
Lynch, are carried at their principal amount outstanding. The allowance for loan losses is established through provisions that are based on management's assessment of the collectibility of the loan portfolio. Loans are charged off against the allowance for loan losses when management determines that collection of principal is unlikely.
  Loans held for sale, which include certain residential mortgage and home equity loans, are reported at the lower of cost (less allowance for loan loss-es) or estimated fair value determined on a portfolio basis. Mortgage servic-ing assets and residual interests in mortgage loans underlying Real Estate Mortgage Investment Conduits and revolving trusts are (1) recognized upon sales of loans when servicing is retained, and (2) amortized into income in proportion to and over the estimated life of the net servicing revenue. Mort-gage servicing assets are periodically evaluated for impairment and are included in "Other assets" on the Consolidated Balance Sheets. Residual inter-ests are reported in "Other investments" on the Consolidated Balance Sheets.
  Loans held for trading purposes are recorded at fair value and are reported in "Trading assets" on the Consolidated Balance Sheets.

--------------------------------------------------------------------------------
COMMISSIONS AND RELATED EXPENSES

  Commissions charged for executing customer transactions are accrued on a trade date basis and are included in current period earnings. Production-related compensation and benefits expense is accrued to match revenue recognition.

--------------------------------------------------------------------------------
INVESTMENT BANKING

  Underwriting revenues and fees for merger and acquisition advisory services are accrued when services for the transactions are substantially completed. Deal-related expenses are deferred to match revenue recognition.

--------------------------------------------------------------------------------
RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

  Customer securities and commodities transactions are recorded on a settlement date basis. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the Consolidated Balance Sheets.

--------------------------------------------------------------------------------
INSURANCE

  Insurance liabilities are future benefits payable under annuity and interest-sensitive life contracts and include deposits received plus interest credited during the contract accumulation period, the present value of future payments for contracts which have annuitized, and a mortality provision for certain products. Certain policyholder liabilities are also adjusted for those invest-ments classified as available-for-sale. Liabilities for unpaid claims consist of the mortality benefit for reported claims and an estimate of unreported claims based upon prior experience.
  Substantially all security investments of insurance subsidiaries are classi-fied as available-for-sale and recorded at fair value. These investments sup-port Merrill Lynch's in-force, universal life-type contracts. Merrill Lynch records adjustments to deferred acquisition costs and policyholder account balances which, when

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

combined, are equal to the adjustment that would have been recorded if those available-for-sale investments had been sold at their estimated fair values and the proceeds reinvested at current yields. The corresponding credits or charges for these adjustments are recorded in stockholders' equity as a compo-nent of "Accumulated other comprehensive income", net of applicable income tax-es.
  Certain variable costs related to the sale or acquisition of new and renewal insurance contracts have been deferred, to the extent deemed recoverable, and amortized over the lives of the contracts in proportion to the estimated gross profit for each group of contracts.
  Merrill Lynch maintains separate accounts representing segregated funds held for purposes of funding variable life and annuity contracts. Separate account assets are accounted for as customer assets since the contract holders bear the risk of ownership, consistent with Merrill Lynch's other investment prod-ucts. Accordingly, separate account assets and the related liabilities are not consolidated with the assets and liabilities of Merrill Lynch.

-------------------------------------------------------------------------------
PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT

  Property (excluding land), leasehold improvements, and equipment are reported at historical cost, net of accumulated depreciation and amortization. Land is reported at historical cost.
  Depreciation and amortization are computed using the straight-line method. Property and equipment are depreciated over their estimated useful lives, while leasehold improvements are amortized over the lesser of their estimated economic useful life or the term of the lease. Fixed assets are primarily technology-based and have short lives, generally three to five years. Mainte-nance and repair costs are expensed as incurred.
  Facilities-related depreciation and amortization expense was $154, $151, and $142, in 1997, 1996, and 1995, respectively. Non-facilities-related deprecia-tion and amortization expense for 1997, 1996, and 1995 was $292, $260, and $225, respectively.

-------------------------------------------------------------------------------
STOCK-BASED COMPENSATION

  Merrill Lynch accounts for stock-based compensation plans in accordance with the intrinsic value-based method in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Compensation expense for stock options is not recognized since Merrill Lynch grants stock options without any intrinsic value. Compensation expense related to other stock-based compensation plans is recognized over the vesting period. For certain stock-based compensation grants, the unamortized portion of the grant value is reflected as a reduction of stockholders' equity in "Employee stock transac-tions" on the Consolidated Balance Sheets.

-------------------------------------------------------------------------------
GOODWILL

  Goodwill, which represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition, is amortized on a straight-line basis over periods not exceeding fifteen years. Beginning in 1998, good-will associated with the purchase of Mercury Asset Management Group Holdings PLC will be amortized over 30 years (see Note 2 for additional information). Goodwill is evaluated periodically for impairment.

-------------------------------------------------------------------------------
INCOME TAXES

  ML & Co. and certain of its wholly-owned subsidiaries file a consolidated Fed-eral income tax return. Merrill Lynch uses the asset and liability method in providing income taxes on all transactions that have been recognized in the Consolidated Financial Statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future tax-able amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. No deferred Fed-eral income taxes have been provided for the undistributed earnings of foreign subsidiaries to the extent that such earnings are considered to be permanently reinvested in Merrill Lynch's foreign operations.

--------------------------------------------------------------------------------
TRANSLATION OF FOREIGN CURRENCIES

  Assets and liabilities of foreign subsidiaries are translated at year-end cur-rency exchange rates, while revenues and expenses are translated at average currency exchange rates during the year. Adjustments that result from trans-lating foreign currency financial statements, net of hedging gains or losses and related tax effects, are reported in stockholders' equity as a component of "Accumulated other comprehensive income". Gains or losses resulting from the effect of exchange rate changes on foreign currency transactions are included in earnings.

--------------------------------------------------------------------------------
CASH FLOWS

  For purposes of the Statements of Consolidated Cash Flows, Merrill Lynch defines cash equivalents as short-term, highly liquid securities and interest-earning deposits with original maturities of 90 days or less, other than those used for trading purposes. Cash flows from trading derivatives are classified as operating activities; cash flows from non-trading derivatives are classi-fied with the cash flows of the item being hedged.

--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

  At December 26, 1997 and December 27, 1996, substantially all financial instrument assets are carried at fair value or amounts that approximate fair value. Fair values of financial instruments are disclosed in Notes 3, 4, 5, and 7.

--------------------------------------------------------------------------------
INTEREST EXPENSE

  Interest expense includes payments in lieu of dividends of $19, $9, and $10 in 1997, 1996, and 1995, respectively.

--------------------------------------------------------------------------------
NOTE 2. OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

ACCOUNTING CHANGES

  In 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extin-guishments of Liabilities". SFAS No. 125 provides guidance for determining whether a transfer of a financial asset is treated as a sale or a financing. Additionally, if a transfer qualifies as a financing transaction, the state-ment contains provisions that may require the recognition of collateral received or provided, in addition to the financing balance.
  Merrill Lynch adopted the provisions of SFAS No. 125 not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", for all transactions entered into after December 31, 1996. As of December 26, 1997, the adoption of these provisions increased both assets ("Trading assets" and "Receivables under resale agreements") and liabilities ("Payables under repurchase agreements") by approximately $4 billion.
In 1995, Merrill Lynch adopted:
- SFAS No. 114, "Accounting by Creditors for Impairment of a Loan";
- SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"; and
- SFAS No. 122, "Accounting for Mortgage Servicing Rights".
  The impact of adopting these pronouncements was not material to Merrill Lynch's results of operations.

--------------------------------------------------------------------------------
DISCLOSURE CHANGES

  In 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per common share
("EPS") with basic and diluted EPS (see Note 6 for additional information).
  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires reporting of

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

comprehensive income in the financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Merrill Lynch has elected to early adopt SFAS No. 130 for 1997.

--------------------------------------------------------------------------------
ACQUISITIONS

  In December 1997, Merrill Lynch acquired Mercury Asset Management Group Hold-ings PLC ("Mercury"), a U.K. global asset manager, for approximately $5.3 bil-lion. Goodwill of approximately $4.8 billion was recorded related to the acquisition. Since the acquisition was recorded as of December 26, 1997, the results of operations do not include the operating results of Mercury or good-will amortization. In 1997, Merrill Lynch also acquired a 401(k) service pro-vider for $13 and recorded goodwill of $10.
  Merrill Lynch completed several acquisitions in 1996, including two non-U.S. securities firms and a U.S. asset manager. Aggregate consideration of $232 was paid and goodwill of $167 was recorded in connection with these acquisitions. In August 1995, Merrill Lynch acquired Smith New Court PLC, a U.K.-based global securities firm, for $803, and recorded $533 of related goodwill.
  The operating results of acquired companies are included in Merrill Lynch's results of operations commencing with the acquisition date.

--------------------------------------------------------------------------------
NOTE 3. TRADING ACTIVITIES
--------------------------------------------------------------------------------

  As part of its trading activities, Merrill Lynch provides to clients broker-age, dealing, and underwriting services for securities and derivative prod-ucts. While trading activities are primarily generated by client order flow, Merrill Lynch also takes proprietary positions based on expectations of future market movements and conditions. Merrill Lynch's trading strategies rely on the integrated management of its client-driven and proprietary transactions, along with the hedging and financing of these positions.
  Principal transactions revenues by product category follow/(1)/:

--------------------------------------------------------------------------------

                                                   1997    1996    1995
                                                 ------  ------  ------
Equities and equity derivatives                  $1,238  $1,138  $  912
Interest rate and currency swaps                  1,042     893     732
Taxable fixed-income                                996     966     516
Municipals                                          304     323     273
Foreign exchange and commodities                    189     134      86
                                                 ------  ------  ------
Total                                            $3,769  $3,454  $2,519
                                                 ======  ======  ======
--------------------------------------------------------------------------------

/(1)/ The revenue amounts presented include gains and losses from both cash and related derivative instruments.

  Interest revenue and expense are integral components of trading activities. In assessing the profitability of trading activities, Merrill Lynch views net interest and principal transactions revenues in the aggregate. For further information on Merrill Lynch's net trading results, see "Management's Discus-sion and Analysis" (unaudited)-"Principal Transactions".
  Certain trading activities expose Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management poli-cies and procedures that are described in "Management's Discussion and Analysis" (unaudited)-"Risk Management".

--------------------------------------------------------------------------------
MARKET RISK

  Market risk is the potential change in an instrument's value caused by fluctu-ations in interest and currency exchange rates, equity and commodity prices, and credit spreads. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.
  Merrill Lynch seeks to mitigate market risk associated with trading invento-ries by employing hedging strategies that correlate rate, price, and spread movements of trading inventories and related financing and hedging activities. Merrill Lynch uses a combination of cash instruments and derivatives to hedge its market exposures. The following discussion describes the types of market risk faced by Merrill Lynch.

--------------------------------------------------------------------------------
Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

instruments. Interest rate swap agreements, Eurodollar futures, and U.S. Trea-sury securities and futures are common interest rate risk management tools. The decision to manage interest rate risk using futures or swap contracts, as opposed to buying or selling short U.S. Treasury or other securities, depends on current market conditions and funding considerations.
  Interest rate swap agreements used by Merrill Lynch include caps, collars, floors, basis swaps, and leveraged swaps. Interest rate caps and floors provide the purchaser protection against rising and falling interest rates, respectively. Interest rate collars combine a cap and a floor, providing the purchaser with a predetermined interest rate range. Basis swaps are a type of interest rate swap agreement where rates received and paid are variable based on different index rates. Leveraged swaps are another type of interest rate swap where changes in the variable rate are multiplied by a contractual lever-age factor, such as four times three-month LIBOR (London Interbank Offered
Rate). Merrill Lynch's exposure to interest rate risk resulting from these leverage factors is typically hedged with other financial instruments.

-------------------------------------------------------------------------------
Currency Risk

  Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. Merrill Lynch's trading assets and liabilities include both cash instruments denominated in and derivatives linked to over 70 currencies, including the Japanese yen, Ger-man mark, Swiss franc, British pound, and Italian lira. Currency forwards and options are commonly used to manage currency risk associated with these instruments. Currency swaps may also be used in situations where a long-dated forward market is not available or where the end-user needs a customized instrument to hedge a foreign currency cash flow stream. Typically, parties to a currency swap initially exchange principal amounts in two currencies, agree-ing to exchange interest payments and to re-exchange the currencies at a future date and exchange rate.

-------------------------------------------------------------------------------
Equity Price Risk

  Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. Instruments typically used by Merrill Lynch to manage equity price risk include equity options and warrants. Equity options, for example, can require the writer to purchase or sell a specified stock or to make a cash payment based on changes in the market price of that stock, basket of stocks, or stock index.

-------------------------------------------------------------------------------
Commodity Price Risk

  Merrill Lynch views its commodity contracts as financial instruments since they are generally settled in cash and not by delivery of the underlying com-modity. Commodity price risk results from the possibility that the price of the underlying commodity may rise or fall. Cash flows from commodity contracts are based on the difference between an agreed-upon fixed price and a price that varies with changes in a specified commodity price or index. Commodity contracts held by Merrill Lynch principally relate to energy, precious metals, and base metals.

-------------------------------------------------------------------------------
Credit Spread Risk

  Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quali-ty, i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instru-ment). Certain instruments are used by Merrill Lynch to manage this type of risk. Swaps and options, for example,

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

can be designed to protect the holder from loss due to changes in credit spreads, as well as credit downgrade or default of the issuer. Credit risk resulting from default on counterparty obligations is discussed in the follow-ing "Credit Risk" section.

-------------------------------------------------------------------------------
CREDIT RISK

  Merrill Lynch is exposed to risk of loss if an issuer or a counterparty fails to perform its obligations under contractual terms and the collateral held, if any, is deemed worthless ("default risk"). Both cash instruments and deriva-tives expose Merrill Lynch to default risk. Credit risk arising from changes in credit spreads was previously discussed in the "Market Risk" section.
  Merrill Lynch has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties. For further information, see "Management's Discussion and Analysis" (unaudited)--"Risk Management--Credit Risk."
  In the normal course of business, Merrill Lynch executes, settles, and finances various customer securities transactions. Execution of these transac-tions includes the purchase and sale of securities by Merrill Lynch. These activities may expose Merrill Lynch to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, Merrill Lynch may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other cus-tomers or counterparties. In addition, Merrill Lynch seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.
  Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were acquired and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, Merrill Lynch may purchase the underlying security in the market and seek reimbursement for losses from the counterparty.
  Merrill Lynch uses resale and repurchase agreements and securities borrowed and loaned transactions to finance securities, to facilitate settlement processes, and to meet customers' needs. Under these agreements and transac-tions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. When providing collateral for these transactions, Merrill Lynch delivers its own securities, securities borrowed from counterparties, and securities owned by customers collateralizing margin loans and other obligations.
  The market value of securities owned by Merrill Lynch that have been loaned or pledged to counterparties as collateral for obligations of Merrill Lynch, pri-marily related to repurchase agreements, were $28,132 and $27,810 at December 26, 1997 and December 27, 1996, respectively.

-------------------------------------------------------------------------------
Concentrations of Credit Risk

  Merrill Lynch's exposure to credit risk (both default and credit spread) asso-ciated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in polit-ical, industry, or economic factors. To reduce the potential for risk concen-tration, credit limits are established and monitored in light of changing counterparty and market conditions.
  At December 26, 1997, Merrill Lynch's most significant concentration of credit risk was with the U.S. Government and its agencies. This concentration con-sists of both direct and indirect exposures. Direct exposure, which primarily results from taking trading asset and investment security positions in instru-ments issued by the U.S. Government and its agencies, amounted to $11,692 and $10,332 at December 26, 1997 and Decem-

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

ber 27, 1996, respectively. Merrill Lynch's indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch's direct credit exposure on these transactions is with the resale agreement or securities bor-rowed transaction counterparty. Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty's default. Securities issued by the U.S. Government or its agencies held as col-lateral at December 26, 1997 and December 27, 1996 totaled $60,868 and
$33,321, respectively.
  At December 26, 1997, Merrill Lynch had concentrations of credit risk with other counterparties, including a European sovereign rated AA by recognized credit rating agencies and an investment company whose holdings primarily con-sist of various European sovereign debt instruments. Total exposure to these counterparties, excluding collateral held, was $3,405, or 1.2% of total assets. At December 27, 1996, Merrill Lynch had concentrations of credit risk with a European and a South American sovereign and an investment company totaling $3,912, or 1.8% of total assets, excluding collateral held.
  Merrill Lynch's most significant industry credit concentration is with U.S. and non-U.S. financial institutions. Financial institutions include other bro-kers and dealers, commercial banks, finance companies, insurance companies, and mutual funds. This concentration arises in the normal course of Merrill Lynch's brokerage, trading, financing, and underwriting activities. Merrill Lynch also monitors credit exposures worldwide by region. Within these regions, sovereign governments represent the most significant concentration, followed by financial institutions.
  In the normal course of business, Merrill Lynch purchases, sells, underwrites, and makes markets in non-investment grade instruments. In conjunction with merchant banking activities, Merrill Lynch also provides extensions of credit and makes equity investments to facilitate leveraged transactions. These activities expose Merrill Lynch to a higher degree of credit risk than is associated with trading, investing in, and underwriting investment grade instruments and extending credit to investment grade counterparties. See "Man-agement's Discussion and Analysis" (unaudited)--"Non-Investment Grade Holdings and Highly Leveraged Transactions" for further information.

-------------------------------------------------------------------------------
DERIVATIVES USED IN TRADING ACTIVITIES

  Merrill Lynch trades derivative financial instruments and provides clients with customized derivative products. These transactions allow clients to man-age their exposure to interest and currency exchange rate, equity and commod-ity price, and credit spread risks. Merrill Lynch also uses derivative instru-ments to manage its own risks related to proprietary trading strategies, cli-ent transactions, and financing activities (see Note 5 for further details on the role of derivatives in financing activities).
  The fair values of derivatives used in trading activities at year-end 1997 and 1996 follows:

----------------------------------------------------------

                    DECEMBER 26, 1997   DECEMBER 27, 1996
                   ------------------- -------------------
                    ASSETS LIABILITIES  ASSETS LIABILITIES
                   ------- ----------- ------- -----------
Swap agreements    $16,189     $15,703 $11,553      $9,370
Forward contracts    3,805       3,539   1,304       1,403
Options              5,982      10,965   2,618       3,203
----------------------------------------------------------

  The table below presents the average fair values of Merrill Lynch's trading derivatives for 1997 and 1996, calculated on a monthly basis:

---------------------------------------------------------

                             AVERAGE FAIR VALUE
                   --------------------------------------
                          1997                1996
                   ------------------- ------------------
                    ASSETS LIABILITIES ASSETS LIABILITIES
                   ------- ----------- ------ -----------
Swap agreements    $13,888     $12,002 $9,872      $8,404
Forward contracts    2,340       2,181  1,192       1,260
Options              4,942       7,125  2,573       1,964
---------------------------------------------------------

  The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

contractual amounts of derivatives used for trading purposes by type of risk follow:

--------------------------------------------------------------------------------

                   INTEREST                       EQUITY COMMODITY
                       RATE            CURRENCY    PRICE     PRICE
(in billions)          RISK/(1)//(2)/      RISK/(3)/RISK      RISK
--------------------------------------------------------------------------------
DECEMBER 26, 1997
Swap agreements      $1,482                $159      $17       $ 2
Forward contracts        59                 196        1        15
Futures contracts       202                   1       15         2
Options purchased        99                  71       60         3
Options written         133                  73       44         3

DECEMBER 27, 1996
Swap agreements      $1,212                $140      $13       $ 3
Forward contracts        24                 147        1        17
Futures contracts       126                   2        7         5
Options purchased        85                  76       21         3
Options written         118                  72       31         3
--------------------------------------------------------------------------------

/(1)/ Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument.
/(2)/ Forward contracts subject to interest rate risk principally represent "To
      Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
/(3)/ Included in the currency risk category are certain contracts that are also subject to interest rate risk.

  Most of Merrill Lynch's trading derivative transactions are short-term in duration with a weighted-average maturity of approximately 2.8 years at Decem-ber 26, 1997 and 2.7 years at December 27, 1996. For trading derivatives out-standing at December 26, 1997, the following table presents the notional or contractual amounts of derivatives expiring in future years based on contrac-tual expiration:

--------------------------------------------------------------------------------

                                         AFTER
(in billions)        1998 1999 2000 2001  2001  TOTAL
--------------------------------------------------------------------------------
Swap agreements    $  428 $287 $201 $137  $607 $1,660
Forward contracts     261    6    2    1     1    271
Futures contracts     153   31   17    6    13    220
Options purchased     114   32   26   16    45    233
Options written       123   36   29   17    48    253
                   ------ ---- ---- ----  ---- ------
Total              $1,079 $392 $275 $177  $714 $2,637
                   ====== ==== ==== ====  ==== ======
--------------------------------------------------------------------------------

  The notional or contractual values of derivatives do not represent default risk exposure. Default risk is limited to the current cost of replacing deriv-ative contracts in a gain position.
  Default risk exposure varies by type of derivative. Swap agreements and for-ward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of accounting loss is generally limited to a one-day net positive change in mar-ket value. Option contracts can be exchange-traded or OTC-transacted con-tracts. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and, accordingly, do not subject Merrill Lynch to default risk.
  Merrill Lynch attempts to enter into International Swaps and Derivatives Asso-ciation, Inc. master agreements or their equivalent ("master netting agree-ments") with each of its counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Con-solidated Balance Sheets, providing for a more meaningful balance sheet pre-sentation of credit exposure.
  To reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agencies securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. Presented below is a summary of counterparty credit rat-ings for the replacement cost (net of $4,750 of collateral) of trading deriva-tives in a gain position by maturity at December 26, 1997.

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                  YEARS TO MATURITY
             ----------------------------   CROSS-
CREDIT                                    MATURITY
RATING/(1)/      0-3    3-5    5-7 OVER 7 NETTING/(2)/   TOTAL
--------------------------------------------------------------
AAA          $   684 $  274 $  364 $  371  $  (191)    $ 1,502
AA+/AA         3,951    406    164    558     (623)      4,456
AA-            2,351    755    492    666     (802)      3,462
A+/A           2,802    518    383    703     (427)      3,979
A-             1,982    730    160    239     (380)      2,731
BBB            1,946    676    262    169     (437)      2,616
BB               887    314     36    293     (556)        974
Other          1,111    232    110    321     (268)      1,506
             ------- ------ ------ ------  -------     -------
Total        $15,714 $3,905 $1,971 $3,320  $(3,684)    $21,226
             ======= ====== ====== ======  =======     =======
--------------------------------------------------------------------------------

/(1)/ Represents rating agency equivalent.
/(2)/ Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

  In addition to obtaining collateral, Merrill Lynch attempts to mitigate default risk on derivatives by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of the derivative con-tract.

-------------------------------------------------------------------------------
NOTE 4. INVESTMENTS AND OTHER NON-TRADING ASSETS
-------------------------------------------------------------------------------

INVESTMENTS
  Merrill Lynch has several broad categories of investments on its Consolidated Balance Sheets, including "Investments of insurance subsidiaries, Marketable investment securities", and "Other investments".
  Investments of insurance subsidiaries, primarily debt securities, are used to fund policyholder liabilities. Marketable investment securities consist of equity and debt securities, including those held for rating agency purposes or to manage cash flows related to certain liabilities of Merrill Lynch's banking subsidiaries. Other investments consist of equity and debt securities, includ-ing those acquired in connection with merchant banking activities. Certain merchant banking investments are subject to restrictions that may limit Mer-rill Lynch's ability to realize its investment until such restrictions expire.
  Marketable investment securities and certain investments of insurance subsidi-aries and other investments are carried as held-to-maturity, trading, or available-for-sale securities as described in Note 1. Investment securities reported on the Consolidated Balance Sheets at December 26, 1997 and December 27, 1996 are presented below:

--------------------------------------------------------------------------------

                                         1997   1996
                                       ------ ------
INVESTMENTS OF INSURANCE SUBSIDIARIES
 Available-for-sale                    $3,338 $3,624
 Trading                                   16      -
 Non-qualifying/(1)//(2)/               1,479  1,483
                                       ------ ------
 Total                                 $4,833 $5,107
                                       ====== ======
--------------------------------------------------------------------------------
MARKETABLE INVESTMENT SECURITIES
 Available-for-sale                    $2,392 $1,523
 Held-to-maturity                         322    653
 Trading                                  595      4
                                       ------ ------
 Total                                 $3,309 $2,180
                                       ====== ======
--------------------------------------------------------------------------------
OTHER INVESTMENTS
 Available-for-sale                    $  500 $  142
 Held-to-maturity                         233    328
 Trading                                    -      3
 Non-qualifying/(1)//(3)/               1,093    652
                                       ------ ------
 Total                                 $1,826 $1,125
                                       ====== ======
--------------------------------------------------------------------------------

/(1)/ Non-qualifying for SFAS No. 115 purposes.
/(2)/ Primarily consists of insurance policy loans.
/(3)/ Includes merchant banking investments and investments hedging deferred compensation liabilities.

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

Information regarding investment securities subject to SFAS No. 115, "Account-ing for Certain Investments in Debt and Equity Securities", follows:

--------------------------------------------------------------------------------

                                   DECEMBER 26, 1997                          DECEMBER 27, 1996
                       ------------------------------------------ ------------------------------------------
                           COST/      GROSS      GROSS  ESTIMATED     COST/      GROSS      GROSS  ESTIMATED
                       AMORTIZED UNREALIZED UNREALIZED       FAIR AMORTIZED UNREALIZED UNREALIZED       FAIR
AVAILABLE-FOR-SALE          COST      GAINS     LOSSES      VALUE      COST      GAINS     LOSSES      VALUE
                       ------------------------------------------ ------------------------------------------
Corporate debt            $3,136       $ 78       $ (8)    $3,206    $3,016     $   72     $  (12)    $3,076
U.S. Government and
agencies                     650          4          -        654       399          3         (1)       401
Municipals                   936          2         (1)       937       276          3          -        279
Mortgage-backed
securities                 1,036         47         (1)     1,082     1,029         21         (3)     1,047
Other debt securities        109          1         (2)       108       417          8         (9)       416
                          ------       ----       ----     ------    ------     ------     ------     ------
Total debt securities      5,867        132        (12)     5,987     5,137        107        (25)     5,219

Equity securities            247          1         (5)       243        70          5         (5)        70
                          ------       ----       ----     ------    ------     ------     ------     ------
Total                     $6,114       $133       $(17)    $6,230    $5,207     $  112     $  (30)    $5,289
                          ======       ====       ====     ======    ======     ======     ======     ======
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                   DECEMBER 26, 1997                          DECEMBER 27, 1996
                       ------------------------------------------ ------------------------------------------
                           COST/      GROSS      GROSS  ESTIMATED     COST/      GROSS      GROSS  ESTIMATED
                       AMORTIZED UNREALIZED UNREALIZED       FAIR AMORTIZED UNREALIZED UNREALIZED       FAIR
HELD-TO-MATURITY            COST      GAINS     LOSSES      VALUE      COST      GAINS     LOSSES      VALUE
                       ------------------------------------------ ------------------------------------------
Corporate debt            $  189       $  1       $  -     $  190    $  483     $    4          -     $  487
U.S. Government and
agencies                     211          -          -        211        37          -          -         37
Municipals                    35         44         (1)        78       122         15          -        137
Mortgage-backed
securities                   119          2          -        121       281          2          -        283
Other debt securities          1          -          -          1        58          -          -         58
                          ------       ----       ----     ------    ------     ------     ------     ------
Total                     $  555       $ 47       $ (1)    $  601    $  981     $   21          -     $1,002
                          ======       ====       ====     ======    ======     ======     ======     ======
------------------------------------------------------------------------------------------------------------

  The amortized cost and estimated fair value of debt securities at December 26, 1997, by contractual maturity, for available-for-sale and held-to-maturity investments follow:

------------------------------------------------------------------------------------------------------------

                                        AVAILABLE-FOR-SALE   HELD-TO-MATURITY
                                        ------------------- -------------------
                                                  ESTIMATED           ESTIMATED
                                        AMORTIZED      FAIR AMORTIZED      FAIR
                                             COST     VALUE      COST     VALUE
                                        ------------------- -------------------
Due in one year or less                    $1,147    $1,148      $166      $167
Due after one year through five years       1,835     1,875       104       120
Due after five years through ten years      1,105     1,129       159       174
Due after ten years                           744       753         7        19
                                           ------    ------      ----      ----
                                            4,831     4,905       436       480
Mortgage-backed securities                  1,036     1,082       119       121
                                           ------    ------      ----      ----
Total/(1)/                                 $5,867    $5,987      $555      $601
                                           ======    ======      ====      ====
------------------------------------------------------------------------------------------------------------

/(1)/ Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

  The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:




------------------------------------------------------------------------------------------------------------

                         1997    1996    1995
                       ------  ------  ------
Proceeds               $2,198  $1,341  $1,029
Gross realized gains       27      41      26
Gross realized losses     (11)    (12)    (28)
--------------------------------------------------------------------------------

  Net unrealized (losses) gains from investment securities classified as trading included in the 1997, 1996, and 1995 Statements of Consolidated Earnings were $(21), $(1), and $1, respectively.

-------------------------------------------------------------------------------

OTHER NON-TRADING ASSETS

  Most other financial instrument assets are carried at amounts that approximate fair value. Such assets include cash and cash equivalents, cash and securities segregated for regulatory purposes or deposited with clearing organizations, most receivables under resale agreements and securities borrowed transactions, and other receivables.

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

-------------------------------------------------------------------------------

  Other financial instrument assets with carrying values that differ from their fair values are presented below:

-------------------------------------------------------------------------------

                                         DECEMBER 26, 1997    DECEMBER 27, 1996
                                         ------------------ -------------------
                                         CARRYING    FAIR    CARRYING      FAIR
                                            VALUE   VALUE       VALUE     VALUE
                                         --------  -------- ---------  --------
Merchant banking equity investment and
  loan portfolio/(1)/                     $   272 $   397  $      202  $    362
Loans, notes, and mortgages/(2)/            4,197   4,230       3,313     3,347
-------------------------------------------------------------------------------

/(1)/ Merchant banking equity investments are non-qualifying for SFAS No. 115 purposes.
/(2)/ Excludes loans related to merchant banking activities.

  Fair value for merchant banking equity investments, including partnership interests (both included in "Other investments" on the Consolidated Balance Sheets), is estimated using a number of methods, including earnings multiples, cash flow analyses, and review of underlying financial conditions and other market factors. These instruments may be subject to restrictions (e.g., con-sent of other investors) that may limit Merrill Lynch's ability to realize currently the estimated fair value. Accordingly, Merrill Lynch's current esti-mate of fair value and the ultimate realization on these instruments may dif-fer.
  Fair value for loans made in connection with merchant banking activities, con-sisting primarily of senior and subordinated debt, is estimated using dis-counted cash flows. Merrill Lynch's estimate of fair value for other loans, notes, and mortgages is determined based on loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using market price quotations or previ-ously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics. For Merrill Lynch's variable-rate loan receivables, carrying value approximates fair value.
  Merrill Lynch holds a passive minority interest in Bloomberg L.P., a privately held limited partnership that provides information services. In 1996, Merrill Lynch sold one-third of its interest to the majority interest holder, result-ing in a pretax gain of $155. Due to the nature and terms of the sale, the sale price is not necessarily indicative of the fair value of Merrill Lynch's remaining investment. In addition, given the contractual restrictions on the disposition of Merrill Lynch's interest, the fair value of the remaining investment is not readily determinable as of December 26, 1997. Management believes, however, that the fair value of this investment significantly exceeds its carrying value of $28.
  Merrill Lynch enters into derivative hedges of interest rate risk on various non-trading assets, including certain long-term resale agreements. At December 26, 1997 and December 27, 1996, the notional amounts of derivatives hedging these positions were $9 billion and $5 billion, respectively. The combined carrying value of hedged non-trading assets and related hedges approximates their combined fair value at both dates.
  Merrill Lynch uses currency derivatives to hedge certain exposures arising from investments in and loans to foreign subsidiaries. At December 26, 1997 and December 27, 1996, the notional amounts of these currency derivatives were $2 billion.

-------------------------------------------------------------------------------
NOTE 5. SHORT-TERM AND LONG-TERM BORROWINGS AND OTHER NON-TRADING LIABILITIES
-------------------------------------------------------------------------------

SHORT-TERM AND LONG-TERM BORROWINGS

  Merrill Lynch issues U.S. and non-U.S. dollar denominated debt instruments with both variable and fixed interest rates, primarily at the ML & Co. level. These financing activities may create exposure to market risk, most notably interest rate and currency risk. To better match the interest rate character-istics of assets and liabilities, Merrill Lynch generally enters into swap agreements to convert fixed-rate interest payments on its debt obligations into variable-rate payments. Interest obligations on variable-rate long-term borrowings and commercial paper may also be modified through swap agreements that change the underlying

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

interest rate basis or reset frequency. Non-U.S. dollar payments on debt obli-gations may be swapped to U.S. dollar payments.
  Merrill Lynch also issues debt containing embedded options that link the repayment of these obligations to the performance of an equity or other index (e.g., S&P 500(Registered Trademark)), an industry basket of stocks, or an individual stock. The contingent components of these indexed debt obligations are hedged with derivatives.
  Borrowings at December 26, 1997 and December 27, 1996 are presented below:

--------------------------------------------------------------------------------

                                                     1997    1996
                                                  ------- -------
PAYABLES UNDER REPURCHASE AGREEMENTS
 AND SECURITIES LOANED TRANSACTIONS
  Repurchase agreements                           $71,044 $62,669
  Securities loaned transactions                    6,831   2,751
                                                  ------- -------
 Total                                            $77,875 $65,420
                                                  ======= =======
--------------------------------------------------------------------------------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
 Commercial paper                                 $30,379 $23,558
 Demand and time deposits                          10,531   9,311
 Bank loans and other                               3,940   3,713
                                                  ------- -------
 Total                                            $44,850 $36,582
                                                  ======= =======
--------------------------------------------------------------------------------
LONG-TERM BORROWINGS
 Fixed-rate obligations/(1)/:
  U.S. dollar-denominated                         $ 7,083 $ 5,770
  Non-U.S. dollar-denominated                       1,878   1,737
 Variable-rate obligations/(2)//(3)/:
  U.S. dollar-denominated                           2,803   1,944
  Non-U.S. dollar-denominated                       1,276     690
 Medium-term notes/(4)/:
  U.S. dollar-denominated                          20,090  10,532
  Non-U.S. dollar-denominated                       9,960   5,429
                                                  ------- -------
 Total                                            $43,090 $26,102
                                                  ======= =======
--------------------------------------------------------------------------------

/(1)/ At December 26, 1997, U.S. dollar-denominated fixed-rate obligations are due 1998 to 2019 at interest rates ranging from 5.50% to 10.38%; non-U.S. dollar-denominated fixed-rate obligations are due 1998 to 2002 at interest rates ranging from 2.55% to 12.10%.
/(2)/ Variable interest rates are generally based on rates such as LIBOR, the
      U.S. Treasury Bill Rate, or the Federal Funds Rate.
/(3)/ Included in variable-rate obligations are various equity-linked or indexed instruments issued by Merrill Lynch.
/(4)/ Medium-term notes may bear fixed or variable interest rates and have maturities that may range from nine months to 30 years from the date of issue.

  Long-term borrowings at December 26, 1997 mature as follows:

--------------------------------------------------------------------------------

1998                 $12,042
1999                   7,226
2000                   5,178
2001                   3,959
2002                   5,397
2003 and thereafter    9,288
                     -------
Total                $43,090
                     =======
--------------------------------------------------------------------------------

  The notional or contractual amounts of derivatives used to hedge exposures related to borrowings at December 26, 1997 and December 27, 1996 follow:

--------------------------------------------------------------------------------

                                1997 1996
(in billions)                   ---- ----
Interest rate derivatives/(1)/   $44  $32
Currency derivatives/(1)/          8    4
Equity derivatives                 3    2
--------------------------------------------------------------------------------

/(1)/ Includes swap contracts totaling $2 billion and $1 billion in notional that contain embedded options hedging callable debt at December 26, 1997 and December 27, 1996, respectively.

  Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.
  The effective weighted-average interest rates for borrowings, which include the impact of hedges, at December 26, 1997 and December 27, 1996 were:

--------------------------------------------------------------------------------

                                                   1997  1996
                                                  ----- -----
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS  5.43% 5.44%
LONG-TERM BORROWINGS
 Fixed-rate obligations                           7.00% 7.41%
 Variable-rate obligations                        5.84% 5.82%
 Medium-term notes                                5.86% 5.68%
--------------------------------------------------------------------------------

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

The fair value of borrowings and related hedges is estimated using current market prices and pricing models. The carrying and fair values of these instruments are summarized as follows:

--------------------------------------------------------------------------------

                                    DECEMBER 26, 1997    DECEMBER 27, 1996
                                   -------------------  -------------------
                                    CARRYING      FAIR   CARRYING      FAIR
                                       VALUE     VALUE      VALUE     VALUE
                                    --------  --------   --------  --------
COMMERCIAL PAPER AND OTHER SHORT-
 TERM BORROWINGS                    $ 44,850  $ 44,857   $ 36,582  $ 36,581
Related derivative:
 Assets                                  (28)      (29)       (15)      (12)
 Liabilities                               3         4          5         5
                                    --------  --------   --------  --------
Total                               $ 44,825  $ 44,832   $ 36,572  $ 36,574
                                    ========  ========   ========  ========
 -------------------------------------------------------------------------------
LONG-TERM BORROWINGS                $ 43,090  $ 43,648   $ 26,102  $ 26,850
Related derivative:
 Assets                                 (811)   (1,948)      (257)     (769)
 Liabilities                             921     1,032        370       448
                                    --------  --------   --------  --------
Total                               $ 43,200  $ 42,732   $ 26,215  $ 26,529
                                    ========  ========   ========  ========
--------------------------------------------------------------------------------

  Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder at specified dates prior to maturity. Management believes, however, that a significant portion of such borrowings may remain outstanding beyond their earliest redemption date.
  Subsequent to year-end 1997 and through February 20, 1998, long-term borrowings, net of repayments and repurchases, increased approximately $4,138.

-------------------------------------------------------------------------------
Borrowing Facilities

  Merrill Lynch has obtained committed, unsecured revolving credit facilities aggregating $6.8 billion under agreements with 74 banks. The agreements con-tain covenants requiring, among other things, that Merrill Lynch maintain specified levels of net worth, as defined in the agreements, on the date of an advance. At December 26, 1997, none of these credit facilities had been drawn upon.
  The credit quality, amounts, and terms of the credit facilities are continu-ally monitored and modified as warranted by business conditions. Under the existing agreements, the credit facilities mature as follows: $1.2 billion in February 1998; $1.6 billion in May 1998; $2.0 billion in June 1998; and $2.0 billion in October 1999. At maturity, Merrill Lynch may convert amounts bor-rowed, if any, into term loans that would mature in two years.
  To finance the purchase of Mercury, Merrill Lynch obtained a commitment under a credit facility agreement with 12 banks to provide unsecured short-term financing of up to 2.0 billion British pounds (approximately $3.3 billion).
The commitment expires in June 1998. At December 26, 1997, the facility had not been drawn upon. Subsequent to year end, Merrill Lynch borrowed approxi-mately 1.9 billion British pounds (approximately $3.1 billion) under the facility. These borrowings are expected to be repaid during 1998 with proceeds from long-term financing.

--------------------------------------------------------------------------------
OTHER NON-TRADING LIABILITIES

  Other financial instrument liabilities are carried at amounts that approximate fair value. Such liabilities include most payables under repurchase agreements and securities loaned transactions, payables to customers and brokers and dealers, and insurance and other liabilities.

--------------------------------------------------------------------------------
NOTE 6. PREFERRED SECURITIES ISSUED BY
        SUBSIDIARIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

  Trust Originated Preferred Securities(Service Mark) ("TOPrS"(Registered Trademark)) are issued to investors by trusts created by Merrill Lynch. Using the issuance proceeds, the trusts purchase Partnership Preferred Securities, representing limited partnership interests. Using the purchase proceeds, the limited partnerships extend loans to ML & Co. and one or more subsidiaries of ML & Co. The trusts and partnerships are consolidated subsidiaries of Merrill Lynch. ML & Co. has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the TOPrS to the extent that the trusts have funds legally available. This guarantee and the partnership distribution guarantee are subordinated to

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

all other liabilities of ML & Co. and rank pari passu with preferred stock of ML & Co.
  In December 1996, Merrill Lynch Capital Trust I ("TOPrS I") issued $275 of 7.75% TOPrS, consisting of 11,000,000 securities with a $25 liquidation amount per security, and in February 1997, Merrill Lynch Capital Trust II ("TOPrS
II") issued $300 of 8% TOPrS, consisting of 12,000,000 securities with a $25 liquidation amount per security. Both TOPrS I and TOPrS II securities are redeemable at the option of the trusts, in whole or in part, at a redemption price equal to $25 per security on or after December 30, 2006 and March 30, 2007, respectively. Distributions are payable from the date of original issu-ance and are payable quarterly if, as, and when the trusts have funds avail-able for payment.
  In January 1998, Merrill Lynch Capital Trust III issued $750 of 7% TOPrS, con-sisting of 30,000,000 securities with a $25 liquidation amount per security, which are redeemable at the option of the trust, in whole or in part, at a redemption price equal to $25 per security, on or after March 30, 2008.

-------------------------------------------------------------------------------
PREFERRED EQUITY

  ML & Co. is authorized to issue 25,000,000 shares of undesignated preferred stock, $1.00 par value per share. All shares of currently outstanding pre-ferred stock constitute one and the same class that have equal rank and prior-ity over common stockholders as to dividends and in the event of liquidation.

-------------------------------------------------------------------------------
9% Cumulative Preferred Stock, Series A

  ML & Co. has issued 17,000,000 Depositary Shares, each representing a one-four-hundredth interest in a share of 9% Cumulative Preferred Stock, Series A, $10,000 liquidation preference per share ("9% Preferred Stock"). The 9% Pre-ferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425.
  Dividends on the 9% Preferred Stock are cumulative from the date of original issue and are payable quarterly when declared by the authority of the Board of Directors. The 9% Preferred Stock is redeemable on or after December 30, 2004 at the option of ML & Co., in whole or in part, at a redemption price equal to $10,000 per share, plus accrued and unpaid dividends (whether or not declared) to the date fixed for redemption.

-------------------------------------------------------------------------------
Remarketed Preferred(Service Mark) Stock, Series C

  During the first quarter of 1997, all of the outstanding Remarketed Preferred Stock, Series C was redeemed. Dividend rates in effect prior to redemption ranged from 3.80% to 4.15% per annum.

-------------------------------------------------------------------------------
COMMON STOCK SPLIT

  In 1997, the Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend. The par value of the common stock remained at $1.33 1/3 per share. Accordingly, an adjustment from paid-in capital to common stock of $315 was made to preserve the par value of the post-split shares. All share and per share data have been restated for the effect of the split.

-------------------------------------------------------------------------------

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

-------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME

  Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances at December 26, 1997 and December 27, 1996 are comprised as follows:

-------------------------------------------------------------------------------

                                              1997  1996
                                              ----  ----
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
 Unrealized losses, net of gains              $(97) $(11)
 Deferred income taxes                          25    21
                                              ----  ----
 Total                                         (72)   10
                                              ----  ----
UNREALIZED GAINS ON INVESTMENTS
 AVAILABLE-FOR-SALE
 Unrealized gains, net of losses               116    82
  Adjustments for:
   Policyholder liabilities                    (54)  (64)
   Deferred policy acquisition costs            (4)   (4)
   Deferred income taxes                       (20)   (5)
                                              ----  ----
 Total                                          38     9
                                              ----  ----
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME  $(34) $ 19
                                              ====  ====
-------------------------------------------------------------------------------

STOCKHOLDER RIGHTS PLAN

  In December 1997, the Board of Directors approved and adopted the amended and restated Stockholder Rights Plan. The amended and restated Stockholder Rights Plan provides for the distribution of preferred purchase rights ("Rights") to common stockholders. The Rights separate from the common stock ten days fol-lowing: (a) an announcement of an acquisition by a person or group ("acquiring party") of 15% or more of the outstanding common shares of ML & Co.; or (b) the commencement of a tender or exchange offer for 15% or more of the common shares outstanding. One Right is attached to each outstanding share of common stock and will attach to all subsequently issued shares. Each Right entitles the holder to purchase 1/100 of a share (a "Unit") of Series A Junior Pre-ferred Stock, par value $1.00 per share, at an exercise price of $300 per Unit at any time after the distribution of the Rights. The Units are nonredeemable and have voting privileges and certain preferential dividend rights. The exer-cise price and the number of Units issuable are subject to adjustment to pre-vent dilution.
  If, after the Rights have been distributed, either the acquiring party holds 15% or more of ML & Co.'s outstanding shares or ML & Co. is a party to a busi-ness combination or other specifically defined transaction, each Right (other than those held by the acquiring party) will entitle the holder to receive, upon exercise, a Unit of preferred stock or shares of common stock of the sur-viving company with a value equal to two times the exercise price of the Right. The Rights expire December 2, 2007, and are redeemable at the option of a majority of the directors of ML & Co. at $.01 per Right at any time until the tenth day following an announcement of the acquisition of 15% or more of ML & Co.'s common stock.

-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE

  Earnings per common share are computed in accordance with SFAS No. 128 (see
Note 2). Under SFAS No. 128, basic and diluted EPS replace primary and fully diluted EPS. Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares. The following table presents the computations of basic and diluted EPS:

-------------------------------------------------------------------------------

                                        1997    1996    1995
                                     ------- ------- -------
Net earnings                         $ 1,906 $ 1,619 $ 1,114
Preferred stock dividends                 39      47      48
                                     ------- ------- -------
Net earnings applicable to
 common stockholders                 $ 1,867 $ 1,572 $ 1,066
                                     ======= ======= =======
-------------------------------------------------------------------------------
(shares in thousands)

Weighted-average shares outstanding  331,467 337,794 353,126
                                     ------- ------- -------
Effect of dilutive instruments/(1)/
 Employee stock options               29,405  21,016  19,772
 FCCAAP shares                        20,574  18,853  18,671
 Restricted units                      5,258   4,554   2,363
 ESPP shares                              45      54      63
                                     ------- ------- -------
 Dilutive potential common shares     55,282  44,477  40,869
                                     ------- ------- -------
Total weighted-average
  diluted shares/(2)/                386,749 382,271 393,995
                                     ======= ======= =======
--------------------------------------------------------------------------------
Basic EPS                            $  5.63 $  4.65 $  3.02
Diluted EPS                             4.83    4.11    2.71
--------------------------------------------------------------------------------

/(1)/ See Note 9 for a description of these instruments and issuances subsequent to December 26, 1997.
/(2)/ At year-end 1995, there were 2,898 instruments that were considered antidilutive and were not included in the above calculation.


                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 7. COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

LITIGATION

  There are civil actions, arbitration proceedings, and claims pending against Merrill Lynch as of December 26, 1997, some of which involve claims for sub-stantial amounts.
  Included among these matters is an action that is pending in the United States District Court for the Central District of California, commenced on January
12, 1995 by Orange County, California (the "County") and the Orange County Investment Pools (the "Pools"), both of which filed bankruptcy petitions in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on December 6, 1994. ML & Co. and certain of its subsidi-aries are named as defendants in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. The Pools' bank-ruptcy petition subsequently was dismissed. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which Orange County emerged from bankrupt-cy.
  The County and its current Treasurer-Tax Collector seek relief totaling in excess of $2 billion in connection with various securities transactions between the Orange County Treasurer-Tax Collector and ML & Co. and its subsid-iaries. As subsequently amended, the complaint alleges, among other things, that these transactions violated California law and should be adjudged null and void, that ML & Co. and its subsidiaries violated various provisions of the Bankruptcy Code and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that ML & Co. and its subsidiaries breached a fiduciary duty owed to the County and conspired to make unautho-rized use of public funds.
  In addition, other actions are pending against or on behalf of ML & Co., and/or against certain of its officers, directors, and employees and certain of its subsidiaries in the United States District Court for the Central Dis-trict of California, the United States District Court for the Southern Dis-trict of New York, and in state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to Merrill Lynch arising out of Merrill Lynch's dealings with the Orange County Treasurer-Tax Collector, or the purchase of debt instruments issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector that were underwritten by ML & Co.'s subsidiary, MLPF&S.
  Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of Merrill Lynch contained herein.

-------------------------------------------------------------------------------
LENDING

  Merrill Lynch enters into commitments to extend credit, predominantly at vari-able interest rates, in connection with certain merchant banking and loan syn-dication transactions. Customers may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. Merrill Lynch also issues various guarantees to counterparties in connection with certain leasing, agency secu-rities lending, securitization, and other transactions. These commitments and guarantees usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon or guarantees are issued, Merrill Lynch may require the counterparty to post collateral depending upon the counterparty's creditworthiness and market conditions.
  The contractual amounts of these commitments and guarantees represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of the existing collateral become worthless. The

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

-------------------------------------------------------------------------------

total amount of outstanding commitments and guarantees may not represent future cash requirements, as guarantees and commitments may expire without being drawn upon.
  At December 26, 1997 and December 27, 1996, Merrill Lynch had the following commitments and guarantees:

-------------------------------------------------------------------------------

                                1997   1996
                              ------ ------
Commitments to extend credit  $5,839 $4,780
Third party guarantees         3,819  1,975
-------------------------------------------------------------------------------

  The fair value of the outstanding guarantees was $25 and $24 at December 26, 1997 and December 27, 1996, respectively.

-------------------------------------------------------------------------------
LEASES

  Merrill Lynch has entered into various noncancelable long-term lease agree-ments for premises and equipment that expire through 2024. During 1996, Mer-rill Lynch incurred a pretax charge of $40 million related to the resolution of Olympia & York's bankruptcy that affected Merrill Lynch's long-term sub-lease agreements in the World Financial Center Headquarters ("WFC"). Merrill Lynch has also entered into various noncancelable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.
  At December 26, 1997, future minimum rental commitments under noncancelable leases with initial or remaining terms exceeding one year are presented below:

-------------------------------------------------------------------------------

                        WFC  OTHER  TOTAL
                     ------ ------ ------
1998                 $  125 $  262 $  387
1999                    140    260    400
2000                    144    238    382
2001                    144    213    357
2002                    150    178    328
2003 and thereafter   1,936    726  2,662
                     ------ ------ ------
Total                $2,639 $1,877 $4,516
                     ====== ====== ======
-------------------------------------------------------------------------------

  The minimum rental commitments shown above have not been reduced by $824 of minimum sublease rentals to be received in the future under noncancelable sub-leases. Certain leases contain renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utili-ty, and tax increases.
  Net rent expense for each of the last three years is presented below:

-------------------------------------------------------------------------------

                   1997   1996   1995
                  -----  -----  -----
Rent expense      $ 449  $ 420  $ 399
Sublease revenue   (104)   (48)   (87)
                  -----  -----  -----
Net rent expense  $ 345  $ 372  $ 312
                  =====  =====  =====
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
OTHER COMMITMENTS

  In the normal course of business, Merrill Lynch enters into commitments for securities underwriting and when-issued transactions. Settlement of these transactions as of December 26, 1997 would not have a material effect on the consolidated financial condition of Merrill Lynch.
  In connection with financing activities, Merrill Lynch had commitments at December 26, 1997 and December 27, 1996 to enter into resale and repurchase agreements as follows:
-------------------------------------------------------------------------------

                         1997   1996
                       ------ ------
Resale agreements      $3,440 $3,653
Repurchase agreements   4,469    976
-------------------------------------------------------------------------------

  Merrill Lynch also obtains letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Letters of credit aggregated $1,035 and $2,065 at December 26, 1997 and December 27, 1996, respectively.
  In connection with merchant banking activities, Merrill Lynch has committed to purchase $88 and $101 of partnership interests at December 26, 1997 and Decem-ber 27, 1996, respectively.
  Merrill Lynch has entered into agreements with providers of market data, com-munications, and systems consulting services. At December 26, 1997 and Decem-ber 27, 1996, minimum fee commitments over the life of these agreements aggre-gated $348 and $481, respectively.

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 8. EMPLOYEE BENEFIT PLANS
-------------------------------------------------------------------------------

  Merrill Lynch provides retirement and other postemployment benefits to its employees worldwide through defined contribution and defined benefit pension plans and other postretirement and postemployment benefit plans. Merrill Lynch reserves the right to amend or terminate these plans at any time.

-------------------------------------------------------------------------------
DEFINED CONTRIBUTION PENSION PLANS

  The domestic defined contribution plans consist of the Retirement Accumulation Plan ("RAP"), the Employee Stock Ownership Plan ("ESOP"), and the 401(k) Sav-ings & Investment Plan ("401K"). The RAP, ESOP, and 401K cover substantially all U.S. employees who have met age and service requirements.
  Merrill Lynch established the RAP and the ESOP, collectively known as the "Re-tirement Program," for the benefit of employees over the age of 21 with one year of service. A separate retirement account is maintained for each partici-pant.
  In 1989, the ESOP trust purchased from Merrill Lynch 47,851,236 shares of ML & Co. common stock with residual funds from a terminated defined benefit pension plan ("Reversion Shares") and loan proceeds from a subsidiary of Merrill Lynch ("Leveraged Shares").
  Merrill Lynch credits a participant's account and records pension expense under the Retirement Program based on years of service and eligible compensa-tion. This expense is funded by quarterly allocations of Leveraged and Rever-sion Shares and, if necessary, cash, to participants' accounts based on a specified formula. Leveraged and Reversion Shares are released in accordance with the terms of the ESOP. If the fair market value of the shares released is less than the formula allocation to participants' accounts, cash contributions are made to the RAP. Reversion Shares were allocated to participants' accounts over a period of eight years, ending in June 1997. Leveraged Shares are allo-cated to participants' accounts as principal is repaid on the loan to the ESOP, which matures in 1999. Principal and interest on the loan are payable quarterly upon receipt of dividends on certain shares of common stock or other cash contributions.
  ESOP shares are considered to be either allocated (contributed to partici-pants' accounts), committed (scheduled to be contributed at a specified future date but not yet released), or unallocated (not committed or allocated). Share information at December 26, 1997 is as follows:

--------------------------------------------------------------------------------

              REVERSION    LEVERAGED
                 SHARES       SHARES
             ----------    ---------
Allocated    38,962,348    6,104,498
Committed             -      173,188
Unallocated           -    2,611,202
--------------------------------------------------------------------------------

  The remaining cost of the unallocated Leveraged Shares of $16 at December 26, 1997 is recorded as a reduction of stockholders' equity and represents the remaining ESOP loan balance.
  Additional information on ESOP activity follows:

--------------------------------------------------------------------------------

                                            1997 1996 1995
                                            ---- ---- ----
Dividends used for debt service/(1)/        $  7 $  8 $  9
Compensation costs funded with ESOP shares   193  190  143
--------------------------------------------------------------------------------

/(1)/ Dividends on all Leveraged Shares are used for debt service on the ESOP loan.

  Employees can participate in the 401K by contributing, on a tax-deferred basis, up to 15% of their eligible compensation but not more than the maximum annual amount allowed by law. Merrill Lynch's contributions are equal to one-half of the first 4% of each participant's eligible compensation contributed to the 401K, up to a maximum of fifteen hundred dollars annually. No corporate contributions are made for participants who are also Employee Stock Purchase Plan participants (see Note 9).
  Merrill Lynch also sponsors various non-U.S. defined contribution plans. The costs of benefits under the RAP, 401K, and non-U.S. plans are expensed during the related service period.

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

-------------------------------------------------------------------------------
DEFINED BENEFIT PENSION PLANS

  Merrill Lynch has purchased a group annuity contract that guarantees the pay-ment of benefits vested under a U.S. defined benefit plan that was terminated in accordance with the applicable provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). At December 26, 1997 and December 27, 1996, a substantial portion of the assets supporting the annuity contract was invested in U.S. Government and agencies securities. Merrill Lynch, under a supplemen-tal agreement, may be responsible for, or benefit from, actuarial experience and investment performance of these annuity assets. Merrill Lynch also main-tains supplemental defined benefit plans for certain U.S. employees.
  Employees of certain non-U.S. subsidiaries participate in various local defined benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee's eligible com-pensation during the final years of employment. Merrill Lynch's funding policy has been to contribute annually the amount necessary to satisfy local funding standards.
  The funded status of the defined benefit plans (including the terminated plan) follows:

------------------------------------------------------------------------------

                                     1997                      1996
                            ------------------------  ------------------------
                            PENSION PLANS IN WHICH:   PENSION PLANS IN WHICH:
                            ------------------------  ------------------------
                                 ASSETS  ACCUMULATED       ASSETS  ACCUMULATED
                               EXCEEDED     BENEFITS     EXCEEDED     BENEFITS
                            ACCUMULATED     EXCEEDED  ACCUMULATED     EXCEEDED
                               BENEFITS  ASSETS/(1)/     BENEFITS  ASSETS/(1)/
                            -----------  -----------  -----------  -----------
Accumulated benefit
 obligation
  Vested                        $(1,756)     $   (51)     $(1,447)     $  (118)
  Non-vested                         (5)          (7)          (3)          (8)
                                -------      -------      -------      -------
 Total                           (1,761)         (58)      (1,450)        (126)
Effect of assumed increase
 in compensation levels             (95)         (16)         (24)         (25)
                                -------      -------      -------      -------
Projected benefit
 obligation                      (1,856)         (74)      (1,474)        (151)
Plan assets at fair value         2,137           28        1,673           85
                                -------      -------      -------      -------
Plan assets in excess of
 (less than) projected
 benefit obligation                 281          (46)         199          (66)
Unrecognized net liability
 at transition                        2            1            3            2
Unrecognized prior service
 cost (benefit)                       3           (1)          (3)          (1)
Unrecognized net (gain)
 loss                              (118)          (1)          (4)          14
                                -------      -------      -------      -------
Prepaid (accrued) benefit
 cost                           $   168      $   (47)     $   195      $   (51)
                                =======      =======      =======      =======
------------------------------------------------------------------------------

/(1)/ Consists primarily of domestic supplemental plans not subject to ERISA and non-U.S. plans where funding strategies vary due to legal requirements and local practice.

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

Pension cost included the following components:

--------------------------------------------------------------------------------

                                                   1997   1996   1995
                                                  -----  -----  -----
DEFINED CONTRIBUTION PLAN COST                    $ 216  $ 223  $ 169
                                                  -----  -----  -----
DEFINED BENEFIT PLANS/(1)/
 Service cost for benefits earned during the year    30     24     19
 Interest cost on projected benefit obligation      108    103    105
 Actual return on plan assets                      (312)    19   (480)
 Deferral and amortization of unrecognized items    194   (133)   373
                                                  -----  -----  -----
 Total defined benefit plan cost                     20     13     17
                                                  -----  -----  -----
TOTAL PENSION COST                                $ 236  $ 236  $ 186
                                                  =====  =====  =====
--------------------------------------------------------------------------------

/(1)/ The following actuarial assumptions were used in calculating the defined benefit cost and benefit obligations. Weighted-average rates as of the beginning of the year are:

                           1998  1997  1996
                           ----  ----  ----
  Discount rate             6.3%  6.7%  6.5%
  Rate of compensation
  increase                  5.6   5.4   5.5
  Expected long-term rate
  of return on plan
  assets                    6.6   6.9   6.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Merrill Lynch provides health and life insurance benefits to retired employees under a plan that covers substantially all U.S. employees who have met age and service requirements. The health care component is contributory, with retiree contributions adjusted periodically; the life insurance component of the plan is noncontributory. The accounting for costs of health care benefits antici-pates future changes in cost-sharing provisions. Merrill Lynch pays claims as incurred. Full-time employees of Merrill Lynch become eligible for these bene-fits upon attainment of age 55 and completion of ten years of service. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 26, 1997, none of these plans had been funded.
  Postretirement benefit cost included the following components:

--------------------------------------------------------------------------------

                                                                1997 1996 1995
                                                                ---- ---- ----
Service cost                                                     $ 6  $ 6  $ 4
Interest cost on accumulated postretirement benefit obligation    11   11   10
Amortization of unrecognized gain                                  -    -   (1)
                                                                 ---  ---  ---
Total postretirement benefit cost                                $17  $17  $13
                                                                 ===  ===  ===
--------------------------------------------------------------------------------

  The amounts recognized for Merrill Lynch's postretirement benefit plans fol-low:

--------------------------------------------------------------------------------

                                                1997   1996
                                               -----  -----
Accumulated postretirement benefit obligation
 Retirees                                      $ (88) $ (73)
 Fully eligible active plan participants         (57)   (37)
 Other active plan participants                  (69)   (62)
                                               -----  -----
 Total                                          (214)  (172)
Unrecognized net loss (gain)                       8     (7)
                                               -----  -----
Postretirement benefits accrued liability      $(206) $(179)
                                               =====  =====
--------------------------------------------------------------------------------

  The following actuarial assumptions were used in calculating the postretirement benefit cost and obligations. Weighted-average rates as of the beginning of the year are:

--------------------------------------------------------------------------------

                                   1998  1997  1996
                                   ----  ----  ----
Discount rate                       6.4%  6.8%  6.5%
Health care cost trend rates/(1)/
 Initial                            7.5   8.0   9.0
 2012 and thereafter                5.5   5.5   5.5
--------------------------------------------------------------------------------

/(1)/ Assumed to decrease gradually until the year 2012 and remain constant thereafter.

  The assumed health care cost trend rate has a significant effect on the amounts reported above. Increasing the assumed trend rate by one percentage point per year would increase the accumulated postretirement benefit obliga-tion at December 26, 1997 and December 27, 1996 by $26 and $28, respectively, and increase the aggregate of service and interest costs for 1997 and 1996 by $3 for both years.

--------------------------------------------------------------------------------
POSTEMPLOYMENT BENEFITS

  Merrill Lynch provides certain postemployment benefits for employees on extended leave due to injury or illness and for terminated employees. Employ-ees who are disabled due to non-work-related illness or injury are

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

entitled to disability income, medical coverage, and life insurance. Merrill Lynch also provides severance benefits to terminated employees. In addition, Merrill Lynch is mandated by state and Federal regulations to provide certain other postemployment benefits. Merrill Lynch funds these benefits through a combination of self-insured and insured plans.
  Merrill Lynch recognized $25, $30, and $76 in 1997, 1996, and 1995, respec-tively, of postemployment benefits expense, which included severance costs for terminated employees of $13, $14, and $54 in 1997, 1996, and 1995, respective-ly. Although all full-time employees are eligible for severance benefits, no additional amounts were accrued as of December 26, 1997 since future severance costs are not estimable.

-------------------------------------------------------------------------------
NOTE 9. EMPLOYEE INCENTIVE PLANS
-------------------------------------------------------------------------------

  To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with stock or options to purchase shares. The total compensation cost recog-nized in earnings for stock-based compensation plans for 1997, 1996, and 1995 was $318, $269, and $131, respectively. Merrill Lynch also sponsors deferred cash compensation plans for eligible employees.

-------------------------------------------------------------------------------
LONG-TERM INCENTIVE COMPENSATION PLANS
("LTIC PLANS") AND EQUITY CAPITAL ACCUMULATION PLAN ("ECAP")

  LTIC Plans and ECAP provide for grants of equity and equity-related instru-ments to certain key employees. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Nonqualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Stock Appreciation Rights, and other securities of Merrill Lynch. ECAP provides for the issuance of Restricted Shares, as well as Performance Shares. As of Decem-ber 26, 1997, no instruments other than Restricted Shares, Restricted Units, and Nonqualified Stock Options had been granted.

-------------------------------------------------------------------------------
Restricted Shares and Units

  Restricted Shares are shares of ML & Co. common stock carrying voting and div-idend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock, is payable in cash, and receives cash payments equivalent to dividends. Under these plans, such shares are restricted from sale, transfer, or assignment until the end of the restricted period, and such shares and units are subject to forfeiture during the vesting period for grants under LTIC Plans or the restricted period for grants under ECAP.
  The activity for Restricted Shares and Units under these plans during 1997 and 1996 follows:

-------------------------------------------------------------------------------

                                                 LTIC PLANS            ECAP
                                           -----------------------  -----------
                                           RESTRICTED   RESTRICTED  RESTRICTED
                                             SHARES       UNITS       SHARES
                                           -----------  ----------  -----------
Authorized for issuance at:
 December 26, 1997                         200,000,000         N/A   52,400,000
 December 27, 1996                         200,000,000         N/A   52,400,000
--------------------------------------------------------------------------------
Available for issuance at/(1)/:
 December 26, 1997                          44,703,329         N/A    2,935,408
 December 27, 1996                          61,891,210         N/A    2,698,830
--------------------------------------------------------------------------------
Outstanding, end of 1995                     6,543,520   6,647,548    1,211,982
Granted - 1996                               2,914,844   3,110,570    3,355,708
Paid, forfeited, or released from
 contingencies                                (495,402)   (483,218)    (435,946)
                                            ----------  ----------    ---------
Outstanding, end of 1996                     8,962,962   9,274,900    4,131,744
Granted - 1997                               3,662,390   3,819,904       48,747
Paid, forfeited, or released from
 contingencies                              (2,779,206) (3,197,062)    (299,926)
                                            ----------  ----------    ---------
Outstanding, end of 1997/(2)/                9,846,146   9,897,742    3,880,565
                                            ==========  ==========    =========
--------------------------------------------------------------------------------

/(1)/ Includes shares reserved for issuance upon the exercise of stock options.
/(2)/ Subsequent to year end through February 1, 1998, 2,287,501 and 2,497,175
      Restricted Shares and Units under LTIC Plans, respectively, and 1,980 ECAP Restricted Shares were granted to eligible employees.

  The weighted-average fair value per share or unit for 1997, 1996, and 1995 grants follows:

--------------------------------------------------------------------------------

                                                       1997     1996     1995
                                                      ------   ------   ------
LTIC Plans
 Restricted Shares                                    $46.31   $28.97   $20.85
 Restricted Units                                      44.47    28.69    20.72
ECAP Restricted Shares                                 66.99    28.76    26.23
--------------------------------------------------------------------------------

  Merrill Lynch sponsors other plans similar to LTIC Plans in which restricted shares and units are

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

granted to employees and non-employee directors.
  The table below summarizes information related to Restricted Shares and Units for these other plans:

--------------------------------------------------------------------------------

                             RESTRICTED RESTRICTED
                               SHARES     UNITS
                             ---------- ----------
Authorized for issuance at:
 December 26, 1997            6,300,000  400,000
 December 27, 1996            1,700,000  400,000
Outstanding at:
 December 26, 1997              258,929   31,862
 December 27, 1996              121,490   16,134
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Nonqualified Stock Options

  Nonqualified Stock Options granted under LTIC Plans in 1989 through 1995 gen-erally become exercisable over four years in equal installments commencing one year after the date of grant. Options granted in 1996 and thereafter generally are exercisable over five years. The exercise price of these options is equal to 100% of the fair market value (as defined in LTIC Plans) of a share of ML & Co. common stock on the date of grant. Nonqualified Stock Options expire ten years after their grant date.
The activity for Nonqualified Stock Options under LTIC Plans for 1997, 1996, and 1995 follows:

--------------------------------------------------------------------------------

                                                WEIGHTED-
                                  OPTIONS       AVERAGE
                                OUTSTANDING  EXERCISE PRICE
                                -----------  --------------
Outstanding, beginning of 1995  56,815,866       $11.66
Granted - 1995                  12,912,924        19.82
Exercised                       (7,919,898)        8.40
Forfeited                       (1,662,258)       18.48
                                ----------
Outstanding, end of 1995        60,146,634        13.65
Granted - 1996                  13,633,940        27.28
Exercised                       (8,481,030)       10.45
Forfeited                       (1,486,888)       25.43
                                ----------
Outstanding, end of 1996        63,812,656        16.72
Granted - 1997                  15,323,524        42.18
Exercised                       (9,065,189)       12.24
Forfeited                       (1,363,699)       31.27
                                ----------
Outstanding, end of 1997/(1)/   68,707,292        22.69
                                ==========
--------------------------------------------------------------------------------

/(1)/ In January 1998, eligible participants were granted stock options for 11,307,570 shares.

  At December 26, 1997, December 27, 1996, and December 29, 1995, options exer-cisable under LTIC Plans were 36,380,942; 35,532,334; and 34,118,750, respectively.
  The table below summarizes information related to outstanding and exercisable options at December 26, 1997.

--------------------------------------------------------------------------------

                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ----------------------------------      ----------------------
                              WEIGHTED-   WEIGHTED-                   WEIGHTED-
                              AVERAGE     AVERAGE                     AVERAGE
                    NUMBER    EXERCISE   REMAINING          NUMBER    EXERCISE
EXERCISE PRICES   OUTSTANDING  PRICE    LIFE (YEARS)/(1)/ EXERCISABLE  PRICE
---------------   ----------- --------  ------------      ----------- --------
$5.00 - $10.99    12,278,961  $ 5.57        2.62          12,278,961  $ 5.57
$11.00 - $19.99   21,287,249   16.62        5.69          16,664,361   16.35
$20.00 - $29.99   19,252,779   24.88        7.48           7,023,277   22.61
$30.00 - $39.99    1,156,924   31.03        7.77             400,768   31.03
$40.00 - $68.125  14,731,379   42.24        9.26              13,575   40.59
--------------------------------------------------------------------------------

/(1)/ Based on original contractual life of ten years.

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

  The weighted-average fair value of options granted in 1997, 1996, and 1995 was $14.62, $7.58, and $5.67 per option, respectively. Fair value is estimated as of the grant date based on a Black-Scholes option pricing model using the fol-lowing weighted-average assumptions:

--------------------------------------------------------------------------------

                           1997   1996   1995
                         ------ ------ ------
Risk-free interest rate   6.74%  5.68%  7.61%
Expected life            6 yrs. 5 yrs. 5 yrs.
Expected volatility      26.86% 26.35% 25.00%
Dividend yield            1.47%  1.91%  2.45%
--------------------------------------------------------------------------------

  See "Pro Forma Compensation Expense" in the following "Employee Stock Purchase Plans" section for additional information.

--------------------------------------------------------------------------------
EMPLOYEE STOCK PURCHASE PLANS ("ESPP")

  ESPP plans allow eligible employees to invest from 1% to 10% of their eligible compensation to purchase ML & Co. common stock at a price generally equal to 85% of its fair market value. These purchases are made on four quarterly investment dates through payroll deductions. Up to 50,300,000 shares of common stock have been authorized for issuance under ESPP. The activity in ESPP dur-ing 1997, 1996, and 1995 follows:

--------------------------------------------------------------------------------

                                    1997        1996        1995
                              ----------  ----------  ----------
Available, beginning of year   8,267,360   9,992,526  11,714,898
Authorized during year           300,000           -           -
Purchased through plan        (1,316,017) (1,725,166) (1,722,372)
                              ----------  ----------  ----------
Available, end of year         7,251,343   8,267,360   9,992,526
                              ==========  ==========  ==========
--------------------------------------------------------------------------------

  The weighted-average fair value of ESPP stock purchase rights exercised by employees in 1997, 1996, and 1995 was $7.66, $4.38, and $3.60 per right, respectively.

--------------------------------------------------------------------------------
Pro Forma Compensation Expense

  No compensation expense has been recognized for Merrill Lynch's grants of stock options under LTIC Plans or ESPP purchase rights (see Note 1 for accounting policy). Based on the fair value of stock options and purchase rights, Merrill Lynch would have recognized compensation expense, net of tax-es, of $54, $26, and $12 for 1997, 1996, and 1995, respectively, resulting in pro forma net earnings and earnings per share as follows:

--------------------------------------------------------------------------------

                             1997   1996   1995
                           ------ ------ ------
NET EARNINGS
 As reported               $1,906 $1,619 $1,114
 Pro forma                  1,852  1,593  1,102

EARNINGS PER COMMON SHARE
 As reported:
  Basic                    $ 5.63 $ 4.65 $ 3.02
  Diluted                    4.83   4.11   2.71
 Pro forma:
  Basic                      5.47   4.58   2.99
  Diluted                    4.69   4.05   2.68
--------------------------------------------------------------------------------

  In the table above, pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS No. 123 on pro forma disclosure is not representative of the potential impact on pro forma net earnings for future years, which will include the cumulative effect of expense related to vesting of 1995 and subsequent grants.

--------------------------------------------------------------------------------

                                                             1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERILL LYNCH APPEARS HERE]
-------------------------------------------------------------------------------
FINANCIAL CONSULTANT CAPITAL ACCUMULATION
AWARD PLANS ("FCCAAP")

  Under FCCAAP, eligible employees in Merrill Lynch's Private Client groups are granted awards generally based upon their prior year's performance. Payment for an award is contingent upon continued employment for a period of time and is subject to forfeiture during that period. The award is generally payable ten years from the date of grant in a fixed number of shares of ML & Co. com-mon stock unless the fair market value of such shares is less than a specified minimum value plus interest, in which case the minimum value is paid in cash. Eligible participants may defer awards beyond the scheduled payment date.
FCCAAP may also provide for the issuance of Restricted Shares that vest ten years from the date of the original award and carry voting and dividend rights.
  A total of 60,415,284 shares of common stock are authorized for issuance under FCCAAP. Only shares of common stock held as treasury stock may be issued under FCCAAP. At December 26, 1997, shares subject to outstanding awards totaled 32,469,188, while 24,658,543 shares were available for issuance through future awards. The fair value of awards granted under FCCAAP during 1997, 1996, and 1995 was $42.09, $25.34, and $18.06 per award, respectively.

-------------------------------------------------------------------------------
INCENTIVE EQUITY PURCHASE PLAN ("IEPP")

  IEPP allowed selected employees to purchase shares of ML & Co. common stock ("Book Value Shares") at a price equal to book value per common share. Book Value Shares, which otherwise may not be resold, may be sold back to Merrill Lynch at book value or exchanged at any time for a specified number of freely transferable common shares. Book Value Shares outstanding under IEPP were 2,164,600 and 2,274,400 at December 26, 1997 and December 27, 1996, respec-
tively. In 1995, IEPP was amended to reduce the authorized shares to zero and prohibit the reuse of any surrendered shares. No further offerings will be made under this plan.

-------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT CERTIFICATE PROGRAM ("MLICP")

  Under MLICP, eligible employees in Merrill Lynch's Private Client groups are issued investment certificates based on their performance. The certificates mature ten years from the date issued and are payable in cash if certain per-formance criteria are achieved and the employee is continuously employed for the ten-year period, with certain exceptions. The certificates bear interest commencing with the date on which the performance requirements are achieved. As of December 26, 1997 and December 27, 1996, $292 and $235, respectively, were accrued under this plan.

-------------------------------------------------------------------------------
OTHER DEFERRED COMPENSATION PLANS

  Merrill Lynch sponsors other deferred compensation plans in which eligible employees may participate. Generally, contributions to the plans are made on a tax-deferred basis to participants. Contributions are invested by Merrill Lynch, principally in mutual and other funds sponsored by Merrill Lynch, and the plans may include a leverage feature. The plans' investments and the amounts accrued by Merrill Lynch under the plans are both included in the Con-solidated Balance Sheets. Plan investments totaled $554 and $211, respective-ly, at December 26, 1997 and December 27, 1996. Accrued liabilities at those dates were $441 and $220, respectively.

-------------------------------------------------------------------------------
NOTE 10. INCOME TAXES
-------------------------------------------------------------------------------

  Income tax provisions (benefits) on earnings consisted of:

-------------------------------------------------------------------------------

                   1997    1996    1995
                 ------  ------  ------
Federal
 Current         $  856  $  515  $  788
 Deferred           (94)   (119)   (164)
State and local
 Current            (15)    198      81
 Deferred             7     (54)    (30)
Foreign
 Current            362     460     (39)
 Deferred           (19)    (53)     61
                 ------  ------  ------
Total            $1,097  $  947  $  697
                 ======  ======  ======
-------------------------------------------------------------------------------

  The corporate statutory tax rate was 35.0% for the three years presented. A reconciliation of statutory Federal income taxes to Merrill Lynch's income tax provisions for earnings follows:

-------------------------------------------------------------------------------

                                        1997   1996   1995
                                      ------  -----  -----
Federal income tax at statutory rate  $1,068  $ 898  $ 634
State and local income taxes, net         (5)    94     33
Pension plan transaction                   6     12     13
Foreign operations                        30     (8)    (4)
Tax-exempt interest                      (26)   (21)   (14)
Dividends received deduction             (33)   (34)   (19)
Other, net                                57      6     54
                                      ------  -----  -----
Income tax expense                    $1,097  $ 947  $ 697
                                      ======  =====  =====
-------------------------------------------------------------------------------

  For financial reporting purposes, Merrill Lynch had no unrecognized net oper-ating loss or alternative minimum tax benefit carryforwards at December 26, 1997.
  Deferred income taxes are provided for the effects of temporary differences between the tax basis of an

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

--------------------------------------------------------------------------------

asset or liability and its reported amount in the Consolidated Financial Statements. These temporary differences result in taxable or deductible amounts in future years. Details of Merrill Lynch's deferred tax assets and liabilities follow:

--------------------------------------------------------------------------------


                                     1997   1996   1995
                                   ------ ------ ------
DEFERRED TAX ASSETS
 Valuation and other reserves/(1)/ $  940 $  895 $  700
 Deferred compensation                473    349    228
 Employee benefits                    109    115     94
 Other                                 84    250    270
                                   ------ ------ ------
 Total deferred tax assets          1,606  1,609  1,292
                                   ------ ------ ------
DEFERRED TAX LIABILITIES
 Lease transactions                   116    114    100
 Employee benefits                     58     54     47
 Accelerated tax depreciation          26     44     70
 Unrealized gains on inventory          -      9     18
 Other                                175     77     41
                                   ------ ------ ------
 Total deferred tax liabilities       375    298    276
                                   ------ ------ ------
NET DEFERRED TAX ASSET             $1,231 $1,311 $1,016
                                   ====== ====== ======
--------------------------------------------------------------------------------

/(1)/ Primarily related to Trading assets and Other liabilities.

  Income tax benefits of $173, $30, and $34 were allocated to stockholders' equity related to employee compensation transactions for 1997, 1996, and 1995, respectively.
  Earnings before income taxes included approximately $744, $738, and $128 of earnings attributable to foreign entities for 1997, 1996, and 1995, respec-tively. Cumulative undistributed earnings of foreign subsidiaries were approx-imately $1,645 at December 26, 1997. No deferred Federal income taxes have been provided for the undistributed earnings to the extent that such earnings have been permanently reinvested in Merrill Lynch's foreign operations. Assum-ing utilization of foreign tax credits, Merrill Lynch estimates that approxi-mately $81 of Federal income taxes and $67 of foreign withholding taxes would be incurred on the repatriation of the foreign subsidiaries' earnings.

--------------------------------------------------------------------------------
NOTE 11. REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS
--------------------------------------------------------------------------------

  MLPF&S, a registered broker-dealer and a subsidiary of ML & Co., is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At December 26, 1997, MLPF&S's regu-latory net capital of $2,249 was 11% of aggregate debit items, and its regula-tory net capital in excess of the minimum required was $1,845.
  Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of ML & Co., is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At December
26, 1997, MLGSI's liquid capital of $1,354 was 263% of its total market and credit risk, and liquid capital in excess of the minimum required was $735.
  MLI, a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority
("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. During 1997, MLI became Merrill Lynch's pri-mary dealer for global equity derivatives business. As a result, at Decem-ber 26, 1997, MLI's financial resources were $4,540, an increase of $3,166 since year-end 1996, and exceeded the minimum requirement by $1,004. The equity derivatives business of Merrill Lynch Capital Markets PLC was trans-ferred to MLI during 1997.
  Merrill Lynch's insurance subsidiaries are subject to various regulatory restrictions that limit the amount available for distribution as dividends. As of December 26, 1997, $389, representing 84% of the insurance subsidiaries' net assets, was unavailable for distribution to Merrill Lynch.
  Over 88 other subsidiaries are subject to regulatory requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. These regulatory restrictions may limit the

                                                              1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

amounts that these subsidiaries can pay in dividends or advance to Merrill Lynch. At December 26, 1997, restricted net assets of all subsidiaries were $7,541.
  In addition, to satisfy rating agency standards, a credit intermediary subsid-iary of Merrill Lynch must also meet certain minimum capital requirements. At December 26, 1997, this minimum capital requirement was $350. For additional information on Merrill Lynch's regulatory oversight and supervision, see "Busi-ness of Merrill Lynch--Regulation".
   With the exception of regulatory restrictions on subsidiaries' abilities to pay dividends, there are no restrictions on Merrill Lynch's present ability to pay dividends on common stock, other than (1) Merrill Lynch's obligation first to make dividend payments on its preferred stock, and (2) the governing provi-sions of the Delaware General Corporation Law.

--------------------------------------------------------------------------------
NOTE 12. INDUSTRY AND GLOBAL OPERATIONS
--------------------------------------------------------------------------------

  Merrill Lynch operates principally in the financial services industry and pro-vides services to individual and institutional clients. These services, due to certain legal requirements, are conducted through various subsidiaries, including those operating as brokers, dealers, banks, insurance, and other financial services companies.
  Merrill Lynch operates in both U.S. and non-U.S. markets. Merrill Lynch's non-U.S. business activities are conducted through offices in five regions:
 - Europe, Middle East, and Africa,
 - Asia and Pacific,
 - Australia and New Zealand,
 - Japan, and
 - Latin America and Canada
  European, Middle Eastern, and African operations offer international invest-ment and private banking services, research, and dealer services in equity and fixed-income securities, swaps, futures, commodity contracts, and options.
  Merrill Lynch's Asian and Pacific operations conduct business throughout vari-ous countries including China (and its special autonomous region of Hong Kong) and Singapore. Merrill Lynch has a trading presence and exchange memberships in virtually all of the region's markets.
  In the Australia and New Zealand region, Merrill Lynch provides a broad mix of retail and institutional activities.
  Merrill Lynch's Japan region operates as a dealer in a full range of debt and equity products. In addition, the Japan region provides investment banking and research services to a predominately institutional client base.
  In Latin America, Merrill Lynch provides international banking, brokerage, and trust services and has been instrumental in the privatization of many Latin American companies. In Canada, Merrill Lynch is a broker for securities and commodities and a market maker for bonds and money market instruments. Merrill Lynch also provides investment banking and research for Canadian customers.
For further information on these regions, see "Management's Discussion and Analysis" (unaudited)--"Global Operations".
  Following is the principal methodology used in preparing the geographic data in the table below:
 - Commission revenues are recorded based on the location of the sales force;
 - Trading revenues are principally recorded based on the location of the trader;
 - Investment banking revenues are recorded based on the location of the cli-ent;
 - Asset management and portfolio service fees are recorded based on the loca-tion of the fund manager;
 - Earnings before income taxes include the allocation of certain shared expenses among regions; and
 - Intercompany transfers are based primarily on service agreements.
  The information that follows, in management's judgment, provides a reasonable representation of each region's contribution to the consolidated amounts.

1997 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                               1997       1996       1995      1997      1996      1995
                          -------------------------------  ----------------------------
                                   TOTAL REVENUES                   NET REVENUES
                          -------------------------------  ----------------------------
Europe, Middle East, and
 Africa                   $   6,750  $   5,336  $   3,981  $  2,284  $  1,837  $  1,319
Asia and Pacific                586        395        228       582       394       227
Australia and New
 Zealand                        272        151        163       229        88        66
Japan                         1,108        993        841       598       502       408
Latin America and Canada      1,048        826        704       738       472       347
                          ---------  ---------  ---------  --------  --------  --------
 Total Non-U.S.               9,764      7,701      5,917     4,431     3,293     2,367
United States                25,046     19,221     16,107    12,462    10,603     8,092
Eliminations                 (3,079)    (1,911)      (511)   (1,224)     (780)     (194)
                          ---------  ---------  ---------  --------  --------  --------
Total                     $  31,731  $  25,011  $  21,513  $ 15,669  $ 13,116  $ 10,265
                          =========  =========  =========  ========  ========  ========
                           EARNINGS BEFORE INCOME TAXES            TOTAL ASSETS
                          -------------------------------  ----------------------------
Europe, Middle East, and
 Africa                   $     405  $     357  $     155  $111,404  $ 75,901  $ 56,948
Asia and Pacific                 16         41          7       797       335       240
Australia and New
 Zealand                         39         24         14     1,899     1,115       976
Japan                           140        119         60    15,294    16,455    15,698
Latin America and Canada        227        128        127     7,054     5,205     4,997
                          ---------  ---------  ---------  --------  --------  --------
 Total Non-U.S.                 827        669        363   136,448    99,011    78,859
United States                 2,223      1,897      1,448   175,477   126,784   105,702
Eliminations                      -          -          -   (19,106)  (12,779)   (7,704)
                          ---------  ---------  ---------  --------  --------  --------
Total                     $   3,050  $   2,566  $   1,811  $292,819  $213,016  $176,857
                          =========  =========  =========  ========  ========  ========
---------------------------------------------------------------------------------------

                                                            1997 Annual Report

QUARTERLY INFORMATION
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The unaudited quarterly results of operations of Merrill Lynch for 1997 and
1996 are prepared in conformity with generally accepted accounting principles and reflect all adjustments (which consist of normal recurring accruals and the nonrecurring $40 million pretax lease charge related to the resolution of Olympia & York's bankruptcy in the fourth quarter of 1996) that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
--------------------------------------------------------------------------------


(Dollars in Millions, Except Per Share Amounts)

                                                                            For the Quarter Ended
                         ------------------------------------------------------------------------
                         DEC. 26, SEPT. 26, JUNE 27, MAR. 28, DEC. 27, SEPT. 27, JUNE 28, MAR. 29,
                            1997      1997     1997     1997     1996      1996     1996     1996
                         -------  --------  -------  -------  -------  --------  -------  -------
Total Revenues            $8,123    $8,146   $8,011   $7,451   $6,601    $6,201   $6,190   $6,019
Interest Expense           4,255     4,153    4,044    3,610    3,219     3,108    2,810    2,758
                          ------    ------   ------   ------   ------    ------   ------   ------
Net Revenues               3,868     3,993    3,967    3,841    3,382     3,093    3,380    3,261
Non-Interest Expenses      3,139     3,222    3,183    3,075    2,707     2,571    2,682    2,590
                          ------    ------   ------   ------   ------    ------   ------   ------
Earnings Before
 Income Taxes and
 Dividends
 on Preferred Securities
 Issued by Subsidiaries      729       771      784      766      675       522      698      671
Income Tax Expense           250       266      290      291      230       191      265      261
Dividends on Preferred
 Securities Issued by
 Subsidiaries                 13        12       13        9        -         -        -        -
                          ------    ------   ------   ------   ------    ------   ------   ------
Net Earnings              $  466    $  493   $  481   $  466   $  445    $  331   $  433   $  410
                          ======    ======   ======   ======   ======    ======   ======   ======
Earnings Per Common
 Share/(1)/
 Basic                    $ 1.37    $ 1.46   $ 1.43   $ 1.37   $ 1.32    $ 0.95   $ 1.24   $ 1.15
                          ======    ======   ======   ======   ======    ======   ======   ======
 Diluted                  $ 1.17    $ 1.25   $ 1.25   $ 1.17   $ 1.14    $ 0.84   $ 1.10   $ 1.01
                          ======    ======   ======   ======   ======    ======   ======   ======

-------------------------------------------------------------------------------------------------

/(1)/ Restated for the two-for-one common stock split.

--------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE
--------------------------------------------------------------------------------

(Declared and paid)

      1ST QTR. 2ND QTR. 3RD QTR. 4TH QTR.
      -------- -------- -------- --------
1997      $.15     $.20     $.20     $.20
1996       .13      .15      .15      .15

--------------------------------------------------------------------------------

  Dividends per common share amounts give effect to the two-for-one common stock split. With the exception of regulatory restrictions on subsidiaries' abili-ties to pay dividends, there are no restrictions on Merrill Lynch's present ability to pay dividends on common stock, other than (a) Merrill Lynch's obli-gation first to make dividend payments on its preferred stock, and (b) the governing provisions of the Delaware General Corporation Law. Certain subsidi-aries' ability to declare dividends may also be limited (see Note 11 to the Consolidated Financial Statements).

--------------------------------------------------------------------------------
STOCKHOLDER INFORMATION
--------------------------------------------------------------------------------

Consolidated Transaction Reporting System prices for the specified calendar quarters are noted below. Prices have been restated for the two-for-one common stock split.

--------------------------------------------------------------------------------

(Based on calendar period-end)

         1ST QTR.           2ND QTR.           3RD QTR.          4TH QTR.
      --------------     ---------------    --------------    --------------
       HIGH     LOW       HIGH      LOW      HIGH     LOW      HIGH     LOW
      ------   -----     ------    -----    ------   -----    ------   -----
1997   $52     $39 1/4    $63 7/8  $42 1/16  $75 1/8 $59 1/16 $78 3/16 $61 1/4
1996    31 1/4  24 11/16   34 1/16  28 1/8    33 3/8  27 1/8   42 9/16  32 9/16

--------------------------------------------------------------------------------

  The approximate number of record holders of common stock as of February 6, 1998 was 17,600.

1997 Annual Report

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)
(Dollars in Millions)
                                           [LOGO OF MERRILL LYNCH APPEARS HERE]
------------------------------------------------------------------------------

                                            Year Ended Last Friday in December
                                           -----------------------------------
                                                  1997        1996        1995
------------------------------------------------------------------------------
  REVENUES
   Interest (principally from affiliates)       $3,937      $2,507      $2,002
   Management service fees (from
    affiliates)                                    296         258         282
   Other                                             4          33          80
                                                ------      ------      ------
   TOTAL REVENUES                                4,237       2,798       2,364
   Interest Expense                              4,077       2,598       2,061
                                                ------      ------      ------
   NET REVENUES                                    160         200         303
                                                ------      ------      ------
  NON-INTEREST EXPENSES
   Compensation and benefits                       281         285         198
   Other                                           307         288         206
                                                ------      ------      ------
   TOTAL NON-INTEREST EXPENSES                     588         573         404
                                                ------      ------      ------
  EQUITY IN EARNINGS OF AFFILIATES               2,193       1,849       1,208
                                                ------      ------      ------
  EARNINGS BEFORE INCOME TAXES                   1,765       1,476       1,107

  Income Tax Benefit                               141         143           7

  NET EARNINGS                                  $1,906      $1,619      $1,114
                                                ======      ======      ======
  NET EARNINGS APPLICABLE TO COMMON
   STOCKHOLDERS                                 $1,867      $1,572      $1,066
                                                ======      ======      ======
------------------------------------------------------------------------------

See Notes to Condensed Financial Statements

                                                            1997 Annual Report

CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(Dollars in Millions, Except Per Share Amount)
[LOGO OF MERRILL LYNCH APPEARS HERE]
------------------------------------------------------------------------------

                                                      December 26, December 27,
                                                      ------------------------
                                                             1997         1996
------------------------------------------------------------------------------
  ASSETS

  CASH AND CASH EQUIVALENTS                               $   187      $     -

  LOANS TO, RECEIVABLES FROM, AND PREFERENCE
   SECURITIES OF AFFILIATES                                79,201       55,435

  INVESTMENTS IN AFFILIATES                                 7,963        6,749

  PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
   (net of accumulated depreciation and
   amortization of $267 in 1997 and $237 in 1996)             155          135

  OTHER RECEIVABLES AND ASSETS                              1,973        1,444
                                                          -------      -------

  TOTAL ASSETS                                            $89,479      $63,763
                                                          =======      =======
  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES

  COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS        $30,607      $24,837

  LOANS FROM AND PAYABLES TO AFFILIATES                     3,063        1,543

  OTHER LIABILITIES AND ACCRUED INTEREST                    4,492        3,960

  LONG-TERM BORROWINGS                                     42,988       26,531
                                                          -------      -------
  TOTAL LIABILITIES                                        81,150       56,871
                                                          -------      -------
  STOCKHOLDERS' EQUITY

  PREFERRED STOCKHOLDERS' EQUITY                              425          619
                                                          -------      -------
  COMMON STOCKHOLDERS' EQUITY
   Common stock (par value $1.33 1/3 per share;
    authorized: 500,000,000 shares; issued:
    472,660,324 shares)                                       630          630
   Paid-in capital                                          1,065          989
   Accumulated other comprehensive income (net of
    tax)                                                      (34)          19
   Retained earnings                                        9,485        7,868
                                                          -------      -------
                                                           11,146        9,506
   Less: Treasury stock, at cost:
           1997 - 137,578,035 shares; 1996 - 141,411,196
           shares                                           2,804        2,895
         Unallocated ESOP reversion shares, at cost:
           1996 - 3,077,556 shares                              -           24
         Employee stock transactions                          438          314
                                                          -------      -------
  TOTAL COMMON STOCKHOLDERS' EQUITY                         7,904        6,273
                                                          -------      -------
  TOTAL STOCKHOLDERS' EQUITY                                8,329        6,892
                                                          -------      -------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $89,479      $63,763
                                                          =======      =======
------------------------------------------------------------------------------

See Notes to Condensed Financial Statements

1997 Annual Report

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
MERRILL LYNCH & CO., INC.
(Dollars in Millions)
                                          [LOGO OF MERRILL LYNCH APPEARS HERE]
-----------------------------------------------------------------------------

                                           Year Ended Last Friday in December
                                        -------------------------------------
                                               1997         1996         1995
-----------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net earnings                            $  1,906     $  1,619     $  1,114
   Noncash items included in earnings:
    Equity in earnings of affiliates         (2,193)      (1,849)      (1,208)
    Depreciation and amortization                30           31           31
    Other                                       103           50          (35)
  (Increase) decrease in operating
   assets, net of liabilities                  (333)         782          530
   Dividends from affiliates and
    partnerships distributions                1,126        1,367        1,455
                                           --------     --------     --------
    CASH PROVIDED BY OPERATING
     ACTIVITIES                                 639        2,000        1,887
                                           --------     --------     --------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
    Payments for:
     Loans to affiliates, net of
      payments                              (22,028)     (17,171)      (5,608)
     Investments in affiliates                  (64)        (132)        (363)
     Property, leasehold improvements,
      and equipment                             (54)         (18)         (12)
                                           --------     --------     --------
    CASH USED FOR INVESTING ACTIVITIES      (22,146)     (17,321)      (5,983)
                                           --------     --------     --------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
    Proceeds from (payments for):
     Commercial paper and other short-
       term borrowings, net                   5,770        7,499        2,592
     Issuance and resale of long-term
       borrowings                            23,592       15,019        9,458
     Settlement and repurchase of long-
       term borrowings                       (6,665)      (6,070)      (6,883)
     Repurchase of Remarketed Preferred
       Stock                                   (194)           -            -
      Common stock transactions                (520)        (921)        (894)
       Dividends to shareholders               (289)        (243)        (228)
                                           --------     --------     --------
    CASH PROVIDED BY FINANCING
     ACTIVITIES                              21,694       15,284        4,045
                                           --------     --------     --------
  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  187          (37)         (51)

  CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                        -           37           88
                                           --------     --------     --------
  CASH AND CASH EQUIVALENTS, END OF
   YEAR                                    $    187     $      -     $     37
                                           ========     ========     ========
-----------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURE
   Cash paid for:
    Income taxes                           $    555     $    949     $    487
    Interest                                  3,904        2,517        2,086

See Notes to Condensed Financial Statements

                                                           1997 Annual Report

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

  The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. ("ML & Co." or the "Parent Company") should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") and the Notes thereto. Certain limited reclassification and format changes have been made to prior year amounts to conform to the current year presentation.

  Investments in affiliates are accounted for on the equity method.

  For information on the following, refer to the indicated Notes to the Consoli-dated Financial Statements.
 . Long-term borrowings (Note 5)
 . Stockholders' equity (Note 6)
 . Employee incentive plans (Note 9)

  The Parent Company hedges certain risks arising from long-term borrowing pay-ment obligations and investments in and loans to foreign subsidiaries. See Notes 5 and 4 to the Consolidated Financial Statements, respectively, for additional information.

--------------------------------------------------------------------------------
NOTE 2. GUARANTEES
--------------------------------------------------------------------------------

  ML & Co. issues guarantees of counterparty obligations in connection with cer-tain activities of subsidiaries. See Note 7 to the Consolidated Financial Statements for further information.
  The Parent Company also guarantees obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions.
  ML & Co. has also guaranteed subsidiaries' obligations related to Trust Origi-nated Preferred Securities(Service Mark) (see Note 6 to the Consolidated Financial Statements).

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

[LOGO OF DELOITTE & TOUCHE LLP APPEARS HERE]

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of December 26, 1997 and December 27, 1996 and for each of the three years in the period ended December 26, 1997 and have issued our report thereon dated February 23, 1998. Our audits also included the accompanying condensed parent company balance sheets and state-ments of earnings and cash flows. These financial statements are the responsi-bility of Merrill Lynch's management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial state-ments, when considered in relation to the basic consolidated financial state-ments taken as a whole, present fairly in all material respects the informa-tion set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 23, 1998

1997 Annual Report

          BUSINESS OF MERRILL LYNCH
--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
OVERVIEW
-------------------------------------------------------------------------------

  Merrill Lynch & Co., Inc.,* a Delaware corporation formed in 1973, is a hold-ing company that, through its subsidiaries and affiliates, provides invest-ment, financing, advisory, insurance, and related services on a global basis. Such services include:
 . securities brokerage, trading, and underwriting
 . investment banking, strategic services, and other corporate finance advi-
   sory activities, including loan syndication
 . asset management and other investment advisory and recordkeeping services
 . trading and brokerage of swaps, options, forwards, futures, and other derivatives
 . securities clearance services
 . banking, trust, and lending services, including mortgage lending and related services
 . insurance sales and underwriting services.
  Merrill Lynch provides these services to a wide array of clients, including individual investors, small businesses, corporations, governments and govern-mental agencies, and financial institutions.
  Merrill Lynch conducts its global business from various locations throughout the world. Its world headquarters facility is located at the World Financial Center in New York City and its other U.S. principal business and operational centers are in New Jersey, Colorado, Florida, and California. From its busi-ness facilities in London, Hong Kong, Frankfurt, Paris, Singapore, Tokyo, Sydney, Dublin, and more than 50 other locations, Merrill Lynch serves its international client base and conducts its non-U.S. business. Furthermore, it has numerous retail sales and other offices throughout the world. At the end of 1997, Merrill Lynch employed 56,600 people.
  In the fourth quarter of 1997, Merrill Lynch acquired Mercury Asset Management Group Holdings PLC, a global asset management firm based in the United Kingdom ("Mercury"). The Mercury acquisition further enhances Merrill Lynch's position as one of the largest asset management groups in the world. Additional information concerning the Mercury acquisition is set forth in Management's Discussion and Analysis--Acquisitions in this Annual Report.
  At the end of 1997 and with the acquisition of Mercury, total assets in client accounts or under management were $1.2 trillion. In 1997, according to Securi-ties Data Co., Merrill Lynch achieved the top ranking in U.S. debt underwrit-ing, equity underwriting, and completed mergers and acquisitions. Globally, Merrill Lynch was the leading debt and equity underwriter and ranked third in mergers and acquisitions for both announced and completed transactions.
  Merrill Lynch considers its business to be one business segment, the financial services business. Merrill Lynch provides financial services worldwide through a number of highly integrated subsidiaries and affiliates which frequently participate together in the facilitation and consummation of a single transac-tion. It manages and operates its worldwide business along four key strategic priorities:
 . Corporate and Institutional Client
 . U.S. Private Client
 . International Private Client
 . Asset Management.
  This organizational structure is designed to enhance services to Merrill Lynch's diverse global client base and position it for worldwide growth. In addition, it focuses its regional management outside the United States along five international regions:
 . Europe, Middle East, and Africa
 . Asia and Pacific
 . Australia and New Zealand
 . Japan
 . Latin America and Canada.
  Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December of 1997, 1996, and 1995, including

-----------------
* Unless the context otherwise requires, the term "Merrill Lynch" means Mer-rill Lynch & Co., Inc. and includes the consolidated subsidiaries of Merrill Lynch & Co., Inc. The term "ML & Co." is used herein where appropriate to refer to Merrill Lynch & Co., Inc., the parent holding company.

                                                              1997 Annual Report

          BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------
the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch's operations broken down by geographic area is set forth in Merrill Lynch's Consolidated Financial Statements and the Notes thereto on pages 31 to 67 in this Annual Report.

-------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
-------------------------------------------------------------------------------

  The financial services industry, in which Merrill Lynch is a leading partici-pant, is highly competitive and highly regulated. This industry is directly affected by general economic conditions, trends in business and finance, gov-ernment regulation, and investor sentiment, as well as by changes in market variables such as interest rates, currency rates, volatility in equity and commodity prices, and interest and credit spreads both in the United States and throughout the world. Merrill Lynch's revenues are particularly sensitive to these factors as well as to the volume of securities transactions and secu-rities price levels. In addition, its business is subject to currency rate fluctuations, regulation by the U.S. government and by non-U.S. governments, and other factors inherent in worldwide operations. Furthermore, its business activities are subject to varying degrees of risk and profitability depending upon the nature of the activity and the extent to which it has placed its cap-ital at risk in the conduct of a variety of transactions, including dealer transactions, investment banking, derivative transactions, syndicated and bridge loan financing, and other related transactions.
  In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraph hereof, actions and initiatives taken by both current and potential competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in Competition and Regulation below and in Management's Discussion and Analysis in this Annual Report. MERRILL LYNCH UNDERTAKES NO RESPONSIBILITY TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS.

-------------------------------------------------------------------------------
DESCRIPTION OF BUSINESS ACTIVITIES
-------------------------------------------------------------------------------

  The business activities of certain significant domestic and international Mer-rill Lynch subsidiaries comprising its Corporate and Institutional Client,
U.S. Private Client, International Private Client, and Asset Management groups are described below.
-------------------------------------------------------------------------------
MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED
  Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), which traces its origin to a brokerage business founded in 1820, is one of the largest securities firms in the world. It conducts business activities within all four business priorities and is:
 . a leading broker in securities, options contracts, and commodity and finan-
   cial futures contracts
 . a leading dealer in options and in corporate and municipal securities
 . a leading investment banking firm that provides advice to, and raises capi-tal for, corporations and other institutional clients, sovereigns, and municipalities
 . an underwriter of selected insurance products
 . a distributor of MLAM investment products.
Merrill Lynch Canada Inc. ("Merrill Lynch Canada"), a subsidiary of MLPF&S, provides certain of these financial services in Canada.

1997 Annual Report

          BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Brokerage Transactions
  A significant portion of MLPF&S's revenues is generated by the commissions that it earns as a broker (i.e., agent) for investors in the purchase and sale of corporate securities, primarily common and preferred stocks and bonds traded on securities exchanges or in the over-the-counter markets. MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, corporate and high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. MLPF&S provides such serv-ices to individual and institutional investors.
  MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For accounts that are actively traded, however, MLPF&S's policy is to negotiate commissions based on economies of size and the complexity of the particular trading transaction and, additionally, for its institutional customers, based on the competitive environment and trading opportunities. MLPF&S customers participating in the Blueprint(SM) program can purchase certain equity securities, mutual funds, and precious metals at a lower cost due to order processing efficiencies.
  At December 26, 1997, there were more than 9.0 million retail and institu-tional customer accounts worldwide at MLPF&S, compared to 8.1 million accounts at year-end 1996. These customer accounts were served by MLPF&S in the United States and other Merrill Lynch affiliates outside the United States through approximately 15,300 retail financial consultants and institutional account executives, including trainees, located in approximately 800 offices world-wide.
-------------------------------------------------------------------------------
Futures Business Activities
  As part of its brokerage activities, MLPF&S, as a futures commission merchant, introduces customers to its affiliate Merrill Lynch Futures Inc. ("MLF") for the purchase and sale of futures contracts and options on such futures contracts in substantially all exchange-traded commodity and financial futures products. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances. MLF holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States.
  All futures and futures options transactions are cleared through and/or car-ried by MLF and other Merrill Lynch subsidiaries engaged in futures clearing activities. On certain exchanges, third party brokers are utilized to execute and/or clear trades. Where MLF or other Merrill Lynch subsidiaries maintain memberships in the clearing associations of various futures exchanges, these entities have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obliga-tions to such clearing houses. In addition, as with any margin transaction, the risk of loss to MLF and its customers from the trading of futures con-tracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the value of the actual futures contracts. MLF may have financial exposure if a customer fails to meet a margin call. Net worth requirements, financial reviews, margin procedures, and other credit standards established for MLF customer futures accounts are intended to limit any exposure to MLF resulting from its trading in futures accounts. For information concerning Merrill
Lynch's credit management policies, see Management's Discussion and Analysis-- Risk Management-Credit Risk.
-------------------------------------------------------------------------------
Securities Dealer Activities
  MLPF&S regularly makes a market in the equity securities of approximately 550 U.S. corporations. In addition, it engages in market-making for approximately 4,800 securities of non-U.S. issuers traded in

                                                              1997 Annual Report

          BUSINESS OF MERRILL LYNCH
[LOGO OF MERRILL LYNCH APPEARS HERE]

--------------------------------------------------------------------------------
the over-the-counter markets. Its market-making activities are conducted with customers and other dealers. In addition, as a block positioner, MLPF&S regu-larly acts as a market-maker in certain listed securities. MLPF&S is also a dealer in municipal, mortgage-backed, asset-backed, and corporate fixed-income securities. MLPF&S engages in certain commodity-related transactions as a principal, such as purchase and repurchase transactions and precious metals consignments.
  As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activi-ties, MLPF&S purchases securities, or sells securities short for its own account, without having full commitments for their resale or covering pur-chase, thereby employing its capital to effect large transactions. Such posi-tioning activities are undertaken after analyzing a given security's market-ability and any position taken typically is liquidated as soon as practicable. In addition, MLPF&S facilitates various trading strategies involving the pur-chase and sale of financial futures contracts and options, and, in connection with this activity, it may establish positions for its own account and risk.
  Other Merrill Lynch subsidiaries also act as dealers in certain specified securities, including governmental obligations; engage in interest rate and foreign currency swaps and other derivative product transactions with third parties on a principal or an intermediary basis; and act as foreign exchange dealers. For additional information on Merrill Lynch's dealer activities, see Merrill Lynch Government Securities Inc., Merrill Lynch's Derivative Products and Services, and Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities below.
-------------------------------------------------------------------------------
Investment Banking
  MLPF&S is a leading investment banking firm that participates in every aspect of investment banking for corporate, institutional, and governmental clients and acts in principal, agency, and advisory capacities. MLPF&S also provides a broad range of corporate advisory and financial services for its clients. Advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, leveraged buyouts, and defensive projects. MLPF&S provides a wide variety of financial services, including underwriting the sale of securities to the public, private placement of securities with investors, advising as to structured and derivative financings, including project financing, mortgage and lease financing, and advising as to capital structure and specific financing opportunities.
  MLPF&S, either directly or through affiliates, provides advice, valuation services, and financing assistance and engages in the underwriting and private placement of high-yield securities in connection with, among other things, leveraged buyouts and other acquisition-related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in transactions. It extends credit to clients in the form of senior and subordinated debt, as well as bridge financing on a select basis, and it syndicates loans. Substan-tial funds may be provided to clients on a temporary basis until permanent financing is obtained. Before MLPF&S and its affiliates engage in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period. Addition-ally, MLPF&S and its affiliates occasionally acquire equity interests in the subject companies as part of or in connection with such activities. For addi-tional information on these investment banking and lending activities, see Management's Discussion and Analysis--Non-Investment Grade Holdings and Highly Leveraged Transactions.
  Merrill Lynch, through various subsidiaries and affiliates, including Merrill Lynch Capital Partners, Inc.

1997 Annual Report

          BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------
("MLCP"), has made investments in equity and debt securities issued in acqui-sition transactions, including leveraged buyouts, for which MLPF&S has acted as financial advisor or underwriter. MLCP provides management services for two leveraged buyout funds which have been funded primarily by private investors. Merrill Lynch, through MLPF&S and its other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of companies in which these funds have invested. In addition, it may provide financial advisory services to these companies.
  Using ML & Co.'s capital, Merrill Lynch Capital Corporation provides senior and subordinated financing as principal to companies satisfying specific credit and other criteria.
-------------------------------------------------------------------------------
Margin Lending
  MLPF&S also provides financing to clients, including margin lending and other extensions of credit. In a margin-based transaction, MLPF&S extends credit for a portion of the market value of the securities in the customer's account up to the limit imposed by internal MLPF&S policies and applicable margin rules and regulations. Since MLPF&S may have financial exposure if a customer fails to meet a margin call, any margin loan made by MLPF&S is collateralized by securities in the customer's margin account. Financial reviews, margin proce-dures, and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for MLPF&S. To finance margin loans, MLPF&S uses funds on which it pays interest (including parent company borrowings), funds on which it does not pay interest (including its own capi-
tal), funds derived from customers' free credit balances to the extent permit-ted by regulations, and funds derived from securities loaned. For additional information concerning Merrill Lynch's credit risk management policies, see Management's Discussion and Analysis--Risk Management-Credit Risk.
-------------------------------------------------------------------------------
Research Activities and Distribution
  The Global Securities Research & Economics Group provides equity, fixed-income, and economic research services on a global basis to Merrill Lynch's institutional and private client sales forces and their customers. This group covers and distributes fundamental equity and fixed-income research, technical market and quantitative analyses, convertible securities analyses, investment and fixed-income strategy recommendations, high-yield debt securities research, credit research on municipal securities, and futures research infor-mation.
  Merrill Lynch consistently ranks among the leading research providers in the industry. More than 3,900 companies located in 55 countries are covered by the group's analysts and other professionals, with more than half of the staff now dedicated to non-U.S. research activities. Information on industry sectors and countries is also gathered, analyzed, and distributed. Current information and investment opinions on these companies, industry sectors, and countries are available to all of Merrill Lynch's retail and institutional customers through their financial consultants and account executives by means of a computer-
based retrieval system available in each Merrill Lynch branch or affiliate office.
-------------------------------------------------------------------------------
Sales of Investment Products, Advisory Products and Services, and Other Activ-ities
  In 1997, MLPF&S sold more than $48.2 billion of mutual funds, including income, balanced, and growth funds, of which approximately $22.0 billion rep-resented sales of mutual funds advised by Merrill Lynch Asset Management.
  MLPF&S sponsors the Defined Asset Funds(SM) product. This product consists of a series of funds that are unit investment trusts registered under the Invest-ment Company Act of 1940 and that have invested in U.S. and non-U.S. equity securities, municipal, corporate, and U.S. Government and non-U.S. debt obli-gations. At the end of 1997, approximately $19.1 billion of client funds were invested in Defined Asset Funds.

                                                              1997 Annual Report

          BUSINESS OF MERRILL LYNCH
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------
  MLPF&S also provides a wide range of client services, including effecting trades in equity, fixed-income and other securities through its securities account services, such as its Cash Management Account(R) financial services program (the "CMA(R) account"). Participating CMA customers may access their assets through checking account services provided by Bank One, Columbus, N.A. and through VISA(R) cards issued by Merrill Lynch National Financial and Mer-rill Lynch Bank & Trust Co. Customers may also obtain, through monthly account statements and a toll free information service, securities position and account balance information and, for any margin accounts opened, the loan value of margin securities. At the end of 1997, there were more than 1.7 mil-lion CMA accounts held by Merrill Lynch's U.S. customers with aggregate assets of approximately $455 billion and there were approximately 47,000 CMA accounts held by Merrill Lynch's clients outside the United States with aggregate assets of more than $25 billion.
  MLPF&S also offers the Capital Builder(SM) Account service ("CBA(R) account"), which was developed to meet the needs of the new investor. At the end of 1997, MLPF&S had more than 392,000 CBA accounts with assets of approximately $21 billion.
  MLPF&S offers various other services, through products such as the Merrill Lynch Consults(R) service, the Asset Power(R) service, the Merrill Lynch Mutual Fund Advisor(SM) program, the Merrill Lynch Mutual Fund Advisor Selects(SM) program, the Financial Foundation(R) service, and the Merrill Lynch Financial Advantage(SM) service. Certain features of these products are described below.
  Merrill Lynch Consults is available for an annual fee to a retail or institu-tional client with at least $100,000 to invest. With this service, MLPF&S assists clients in identifying their investment objectives so that they can select appropriate third party investment managers for their investment. MLPF&S also provides periodic performance reports on the investment account. More than 25 of the investment managers participating in the Merrill Lynch Consults service manage portfolios in one or more of seven risk categories using varying proportions of equity and fixed-income instruments. At the end of 1997, approximately $27 billion was held in approximately 100,000 client accounts subscribing to the Merrill Lynch Consults service.
  The Asset Power service offers Merrill Lynch clients the option of paying an asset-based fee instead of paying commissions, loads, or similar charges. At the end of 1997, there were more than 27,000 Asset Power accounts with assets of approximately $7.9 billion. The Merrill Lynch Financial Advantage service offers a diversified portfolio of financial services for an asset-based fee.
At the end of 1997, there were more than 9,900 client relationships with assets of more than $2.9 billion using the Merrill Lynch Financial Advantage service.
  The Merrill Lynch Mutual Fund Advisor program is a discretionary investment advisory service investing in a portfolio of mutual funds selected from the Merrill Lynch Asset Management family of funds and many other top fund fami-lies. MLPF&S retains day-to-day management of each client's portfolio, custom-izing the asset allocation strategy where appropriate. At the end of 1997, there were more than 115,000 Merrill Lynch Mutual Fund Advisor accounts with assets of more than $6.3 billion. In 1997, Merrill Lynch launched the Merrill Lynch Mutual Fund Advisor Selects program which offers clients non-discretion-ary advisory services. Clients participating in this program are given custom-ized investment recommendations and access to almost 2,000 mutual funds.
  Through the Financial Foundation program, MLPF&S offers a planning tool that analyzes an individual client's assets, liabilities, and expectations to exam-ine financial goals and to develop plans to address them. Merrill Lynch's financial consultants have provided over 500,000 Financial Foundation plans to customers.
-------------------------------------------------------------------------------
Group Employee Services and Retirement, Investment and Custody Services
  Through its Group Employee Services division, MLPF&S is one of the largest bundled service providers of 401(k) plans in the United States. MLPF&S provides a wide variety of retirement plan products, particularly

1997 Annual Report

          BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------
administration and investment, employee education, and communication services to 401(k) and other benefit plans. At the end of 1997, it provided these serv-ices to approximately 15,000 plans, representing $74 billion in plan assets.
Its services to the 401(k) market were enhanced by Merrill Lynch's 1997 acqui-sition of the MasterWorks division of Barclay's Global Investors which pro-vided recordkeeping, administration, and investment services to 401(k) plans for approximately 160 companies.
  MLPF&S also provides custodial services to individual investors in connection with the investors' maintenance of Individual Retirement Accounts (IRAs), including IRAs established under Simplified Employee Pension and SIMPLE plans pursuant to Section 408 of the Internal Revenue Code and related Treasury Department regulations. At the end of 1997, there were approximately 2,158,000 accounts representing approximately $137 billion in customer assets.
  MLPF&S is also actively marketing the new Roth and Education IRAs, created by the Taxpayer Relief Act of 1997 (the "Act"). At the end of 1997, MLPF&S
received more than 17,000 applications for the Roth IRA. Contributions to the new IRAs were not permitted to be made until January 1998, the effective date for these provisions of the Act.
-------------------------------------------------------------------------------
Securities Clearing Services
  MLPF&S provides securities clearing services through its subsidiaries, Broadcort Capital Corp. ("BCC") and Merrill Lynch Professional Clearing Corp. ("MLPCC"). BCC provides these services to approximately 107 unaffiliated bro-ker-dealers. Those utilizing BCC's clearing services may also execute transac-tions through BCC's fixed-income desk and participate in underwritings of Defined Asset Funds sponsored by MLPF&S. While the introducing broker-dealer firm retains all sales functions with their customers, BCC services the cus-tomers' accounts and handles all settlement and credit aspects of transac-tions. MLPCC clears transactions for specialists and market-makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF; and clears transactions of arbitrageurs, customers, and other professional trading enti-ties.
-------------------------------------------------------------------------------
MERRILL LYNCH INTERNATIONAL INCORPORATED
  Through its subsidiaries and affiliated companies, Merrill Lynch International Incorporated ("MLII") provides comprehensive investment, financing, and related services on a global basis outside the United States and Canada to individual investors and to sovereign governments, corporations, and other institutional clients.
  MLII and its subsidiaries and affiliated companies are members of various non-U.S. stock and futures exchanges and engage in over-the-counter and exchange-listed trading of commodities, including precious and base metals. The invest-ment, financing, and market-making operations of MLII and its affiliates are conducted through a network of offices, including representative and liaison offices, located in more than 40 countries outside the United States and Cana-da. This office network services major "money center" institutions as well as thousands of smaller regional institutions and individual investors.
  The worldwide trading operations of MLII's subsidiaries, particularly in Lon-don and Tokyo, make it one of the largest dealers and secondary market-makers in Eurobonds and other internationally traded securities and futures and a significant participant in the over-the-counter equity derivatives business. Merrill Lynch International ("MLI"), a subsidiary of MLII, is Merrill Lynch's primary equity derivatives dealer. Through its subsidiaries and affiliates, MLII also engages in foreign exchange transactions (including options on non-U.S. currencies) as a dealer and consequently assumes principal positions in numerous currencies and related options. Information on the derivatives busi-ness and the international banking and foreign exchange activi-

                                                              1997 Annual Report

BUSINESS OF MERRILL LYNCH
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

ties of MLII and certain of its subsidiaries is set forth below under the cap-tions Merrill Lynch's Derivative Products and Services and Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities. For additional information on Merrill Lynch's other dealer activities, see Merrill Lynch Gov-ernment Securities Inc., Merrill Lynch's Derivative Products and Services, and Merrill Lynch's Banking, Trust, and Mortgage Lending and Related Activities below.
  In addition to the Mercury acquisition which expanded Merrill Lynch's presence in jurisdictions where Mercury conducts its asset management business, in
1997, Merrill Lynch strengthened its presence in several major global finan-cial markets through strategic acquisitions and initiatives. In Australia, it increased the depth of its presence with its recruitment of members of the Centaurus Corporate Finance Group, a leading corporate advisory firm. With the Centaurus staff additions, it has increased its mergers and acquisitions advi-sory capabilities in this area of the world. Merrill Lynch also consolidated its position in South Africa with the acquisition of that interest in Smith Borkum Hare, a leading brokerage firm, that it did not already own. In addi-tion, Merrill Lynch opened its new office in the Philippines.
  During 1997, Merrill Lynch expanded its International Private Client group operations in a number of regions of the world. In addition, in the first quarter of 1998, Merrill Lynch announced plans to open a business serving individual investors in Japan through a network of approximately 30 branch offices throughout the country.
-------------------------------------------------------------------------------
MERRILL LYNCH'S ASSET MANAGEMENT ACTIVITIES
  Merrill Lynch's asset management activities are conducted through its asset management groups--Merrill Lynch Asset Management ("MLAM") and Merrill Lynch Mercury Asset Management ("Merrill Lynch Mercury"), which consists of the newly acquired Mercury group and the Merrill Lynch Capital Management Group ("CMG"). MLAM and Merrill Lynch Mercury together constitute the investment management arm of Merrill Lynch and form one of the largest asset management organizations in the world.
  The Mercury acquisition strengthens Merrill Lynch's position in the institu-tional and international asset management sectors and increases the number of non-dollar funds offered to clients. At the end of 1997, total assets under management at MLAM and Merrill Lynch Mercury were $446 billion (including $167 billion from the Mercury acquisition), as compared with $234 billion at year-end 1996.
-------------------------------------------------------------------------------
MLAM
  At the end of 1997, through portfolio managers located in the United States, Japan, Hong Kong, and throughout Europe, MLAM managed 240 portfolios repre-senting a wide variety of investment products ranging from money market funds to long-term taxable and tax-exempt fixed-income funds, along a broad spectrum of quality ratings and maturities.
  MLAM offers a wide variety of equity funds which in the aggregate invest in more than 50 markets globally. MLAM open-end funds (except for its money-mar-ket funds) are generally offered pursuant to the Merrill Lynch Select Pricing(SM) system which allows investors four pricing alternatives. In 1997, sales of equity and bond funds managed by MLAM, which are only available through Merrill Lynch's distribution network, approximated $22.0 billion.
MLAM's other major business activity is separate account management. Separate account assets under management were $51.8 billion at the end of 1997 as com-pared to approximately $41.5 billion in 1996.
  In the fourth quarter of 1997, MLAM and MLPF&S raised over $1.2 billion for the ML Global Growth Fund, a U.S. fund marketed in the United States. In December 1997, MLAM and Merrill Lynch's Japanese subsidiary raised approxi-mately $1.0 billion for the Income Strategies Portfolio, an offshore dollar-based Luxembourg fund launched in Japan. This fund is available to both retail and institutional investors outside the United States.

1997 Annual Report

          BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Merrill Lynch Mercury
  Merrill Lynch Mercury is engaged primarily in institutional asset management as well as non-dollar asset management activities outside the United States. Headquartered in London, it has a strong institutional client base, including defined contribution pension plans. It has approximately 200 fund managers located in 19 offices worldwide from which a broad range of products are offered. In the United Kingdom, products of this group will continue to be marketed and sold under the name Mercury Asset Management.
  CMG provides portfolio management services to large institutional clients in the United States. CMG's penetration of the U.S. institutional investment man-agement market in the United States expanded in 1996 with the acquisition of Hotchkis and Wiley, the Los Angeles- based institutional asset manager.
Hotchkis and Wiley, a discrete unit of CMG, offers a broad range of services to the institutional market, including both U.S. and non-U.S. value-oriented equities, and manage a family of mutual funds available to the investing pub-lic.
-------------------------------------------------------------------------------
MERRILL LYNCH GOVERNMENT SECURITIES INC.
  Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued or guaranteed by the United States Government and by Fed-eral agencies or other government-sponsored entities, including Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). It is one of
37 primary government securities dealers that daily report positions and activities to the Federal Reserve Bank of New York. It is a dealer in GNMA, FNMA, and FHLMC mortgage-backed-pass-through certificates and deals in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions.
  MLGSI's transactions in obligations of the United States Government, Federal agencies and government-sponsored entities involve large dollar amounts and small dealer spreads. As an integral part of its business, MLGSI enters into repurchase agreements whereby it obtains funds by pledging its own securities as collateral. The repurchase agreements provide financing for MLGSI's dealer inventory and serve as short-term investments for MLGSI's customers, which include certain of MLGSI's affiliates. MLGSI also enters into reverse repur-chase agreements whereby it provides funds against the pledge of collateral by customers. Such agreements provide MLGSI with needed collateral and provide MLGSI's customers with temporary liquidity for their investments in United States Government and agency securities.
-------------------------------------------------------------------------------
MERRILL LYNCH'S DERIVATIVE PRODUCTS AND SERVICES
  Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products AG ("MLDP") are Merrill Lynch's primary derivative product dealers and act as intermediaries and principals in a variety of interest rate, cur-rency, and other over-the-counter derivative transactions. MLI engages in the equity and debt derivatives business in the over-the-counter markets. Merrill Lynch Capital Markets Bank Limited ("ML Capital Markets Bank"), established in Dublin, Ireland, is a credit intermediary and handles part of Merrill Lynch's non-dollar swap activities.
  MLCS primarily acts as a counterparty for certain derivative financial prod-ucts, including interest rate, currency, and commodity swaps, caps and floors, currency options, and credit derivatives. MLCS maintains positions in inter-est-bearing securities, financial futures, and forward contracts primarily to hedge its exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies.
  MLDP acts as an intermediary for certain derivative products, including inter-est rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address the desire of certain swap customers

                                                              1997 Annual Report

BUSINESS OF MERRILL LYNCH
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

to limit their trading to those dealers having the highest credit quality.
MLDP has been assigned the Aaa, AAA, and AAA counterparty rating by the rating agencies, Moody's Investors Service, Inc., Standard & Poor's, and Fitch IBCA, Inc., respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.
  For additional information regarding Merrill Lynch's derivatives business, including its accounting, risk, and credit policies, see Management's Discus-sion and Analysis-Risk Management and Notes 1 and 3 to the Consolidated Finan-cial Statements in this Annual Report.
-------------------------------------------------------------------------------
MERRILL LYNCH MONEY MARKETS INC.
  Merrill Lynch, through Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading, and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances, and institutional certificates of deposit. MLMMI also originates medium-term notes issued by U.S. and non-U.S. corporations and short- and medium-term bank notes issued by financial institutions, and through MLPF&S, it trades and markets such notes. MLMMI is also a commercial paper dealer for U.S. and non-U.S. cor-porations and financial institutions. MLMMI also acts as a dealer for U.S. and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from Federally-insured depository institutions. Such instruments are resold to certain institutional customers such as banks, insurance companies, investment companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates certificates of deposit issued by bank and thrift institutions that are sold to a broad range of retail customers of MLPF&S.
-------------------------------------------------------------------------------
MERRILL LYNCH MORTGAGE CAPITAL INC.
  Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mort-gages, mortgage loan participations, mortgage servicing, and corporate bank loans. MLMCI, through its CMO Passport(SM) service, provides dealers and invest-ors with general indicative information and analytic capability with respect to collateralized mortgage obligations and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing customers with temporary liquidity for their investments in secured whole loans. MLMCI also has a mortgage conduit which purchases commercial and multi-family mortgage loans from lenders and securitizes these loans for sale to investors. In addition, MLMCI provides to its clients short-term financing secured by performing and non-performing com-mercial real estate. MLMCI also makes proprietary equity investments in domes-tic and non-domestic companies owning performing and non-performing real estate and mortgages.
-------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT PARTNERS INC.
  Merrill Lynch Investment Partners Inc. ("MLIP") serves principally as the gen-eral partner and commodity pool operator of public and privately offered com-modity pools for which MLF acts as commodity broker and MLPF&S acts as selling agent. MLIP also structures and sponsors managed futures and hedge fund prod-ucts to meet a variety of client objectives. MLIP is one of the largest man-aged futures sponsors in the world as measured by assets under its management and by its financial resources. MLIP is an integrated business, the capabili-ties of which include research, trading services, finance, systems, opera-tions, administration, sales, and marketing. MLIP's responsibilities include selecting and

1997 Annual Report

          BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------
monitoring trading advisors, as well as allocating and reallocating capital among them. At the end of 1997, approximately $3.0 billion in equity was invested or was to be invested in 46 U.S. and non-U.S. commodity futures hedge fund products that MLIP has sponsored or been selected to manage.
-------------------------------------------------------------------------------
MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.
  Merrill Lynch Business Financial Services Inc. ("MLBFS") provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management(SM) account ("WCMA(R) account"), which MLPF&S markets to business customers. The WCMA account combines business checking, borrowing, investment, and electronic funds transfer services into one account for par-ticipating business customers. At the end of 1997, there were more than
141,000 WCMA accounts which, in the aggregate, had investment assets of more than $81 billion. MLBFS also provides business advisory services, including strategic services to middle market companies.
  In addition to providing qualifying customers with short-term working capital financing through the WCMA commercial line of credit, MLBFS offers assistance to business customers with their term lending, equipment, and other asset-
based financing needs, as well as financing for owner-occupied commercial real estate. In 1997, MLBFS originated more than $958 million in new commercial loans for business customers and, at the end of 1997, total outstanding loans were $1.1 billion, of which approximately 97% were secured by tangible assets pledged by customers.
-------------------------------------------------------------------------------
MERRILL LYNCH'S INSURANCE ACTIVITIES
  Merrill Lynch's operations in insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and of the
sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S.
  MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, the District of Columbia, Guam, and the U.S. Virgin Islands. These products are then marketed to MLPF&S cus-tomers. Although authorized to do so, it does not presently underwrite acci-dent and health insurance. At year-end 1997, MLLIC had approximately $12.4 billion of life insurance in force. At year-end 1997, MLLIC had annuity con-tracts in force of approximately $7.7 billion in value.
  ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1997, ML Life had approximately $1.8 billion of life insurance in force, which amount included $900 million reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 1997, ML Life had annuity contracts in force of approximately $609 million in value.
  Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuities products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.
  For additional information concerning Merrill Lynch's accounting policies relating to its insurance activities, see Note 1 to the Consolidated Financial Statements under the caption Insurance.
-------------------------------------------------------------------------------
MERRILL LYNCH'S BANKING, TRUST, AND MORTGAGE LENDING AND RELATED ACTIVITIES
  Merrill Lynch Bank & Trust Co. ("MLBT") and Merrill Lynch National Financial ("MLNF"), both of which are insured by the Federal Deposit Insurance Corpora-tion, issue certificates of deposit and money market deposit accounts (includ-ing the Insured

                                                              1997 Annual Report

          BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------
  Savings(SM) Account for the CMA service), make and purchase secured loans, and issue VISA(R) cards.
  Merrill Lynch provides personal trust, employee benefit, trust, and custodial services in certain states through eight state-chartered trust institutions and a federally chartered savings bank which will facilitate the offering of trust services throughout the United States. This capability to enhance Mer-rill Lynch's trust service business through the federally chartered savings bank was acquired in 1997. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited ("MLBT Cayman").
  Merrill Lynch International Bank Limited ("MLIB Limited"), a United Kingdom bank with branch offices in Germany, Singapore, Bahrain, Luxembourg, and Italy provides foreign exchange trading and collateralized lending and letter of credit services and accepts deposits. Merrill Lynch International Bank, an Edge Act corporation ("MLIB"), provides foreign exchange trading services to corporations and institutions. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits, portfolio management services, and individual client services to international private banking clients. ML Capital Markets Bank, an Irish bank with branch offices in Frankfurt, Milan, and Tokyo, engages in cap-ital markets activities such as underwriting, foreign exchange, and swap and other derivative transactions.
  Merrill Lynch Credit Corporation ("MLCC") offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC, through Merrill Lynch financial consultants, offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst(R) mortgage program. In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also provides securities-based lending through its Omega(SM) account, a personal line of credit using eligible securities as collateral that is accessible by VISA(R) card and by check. Lender's Service Inc. provides real estate apprais-al, title, and closing management services for the residential lending commu-nity, including for its affiliate MLCC.

-------------------------------------------------------------------------------
COMPETITION
-------------------------------------------------------------------------------

  All aspects of Merrill Lynch's business are intensely competitive, particu-larly in the underwriting, trading, and advisory activities, and have been impacted by the entry of several new competitors over the last few years. Mer-rill Lynch competes for clients, market share, and human talent in every aspect of its business.
  It competes directly on a worldwide basis with other U.S. and non-U.S. trad-ing, investment banking, financial advisory service firms, and brokers and dealers in securities and commodities. It also competes with commercial banks and their affiliates in these businesses and particularly in its derivative and capital markets businesses. Many of Merrill Lynch's non-U.S. competitors may have competitive advantages in their home markets. Its competitive posi-tion depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.
  Through its subsidiaries and affiliates, Merrill Lynch also competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks, and trust companies and institutions.
  Merrill Lynch competes for its retail and institutional customers on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel.

1997 Annual Report

          BUSINESS OF MERRILL LYNCH
--------------------------------------------------------------------------------
  There is increased competition from sources other than those traditionally engaged in the securities business, such as commercial banks and insurance companies. Certain U.S. judicial and regulatory actions in recent years con-cerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities have resulted in increased competition in those aspects of Merrill Lynch's business. In addition, certain U.S. bank regulatory changes adopted in 1996 and 1997 that loosen certain restrictions on the securities activities of "Section 20 broker-dealer affili-ates" of commercial banks may have the effect of increasing competition from commercial banks and their affiliates in the provision of securities-related services.
  Merrill Lynch's insurance businesses operate in highly competitive environ-ments. Many insurance companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than do Merrill Lynch's insurance subsidiaries.

-------------------------------------------------------------------------------
REGULATION
-------------------------------------------------------------------------------

  Certain aspects of Merrill Lynch's business, as that of its competitors and with the securities, commodities, and financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agen-cies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (the "SEC"), Commodity Futures Trading Commission ("CFTC"), Federal Deposit Insur-ance Corporation (the "FDIC"), Municipal Securities Rulemaking Board ("MSRB"), and Office of Thrift Supervision ("OTS"). In other areas of the world, these regulators include The Securities and Futures Authority ("SFA"), the Bank of England, the Investment Management Regulatory Organisation ("IMRO"), the Cen-tral Bank of Ireland, the Federal Banking Supervisory Authority in Germany, the Japanese Ministry of Finance, The Monetary Authority of Singapore, and the Securities and Futures Commission in Hong Kong, among others.
  Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profit-ability of Merrill Lynch.

-------------------------------------------------------------------------------
United States Regulatory Oversight and Supervision
  MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD"). MLPF&S, other Merrill Lynch subsidiaries engaged in securities clearing services, and Merrill Lynch Specialists Inc., which acts as a specialist on certain securities exchanges, are also subject to reg-ulation by the NASD and by the securities exchanges of which each is a member. Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S, MLAM, and MLIP, are registered as investment advisers with the SEC. MLPF&S and MLAM are registered as investment advisers in those states requiring such registration.
  Those Merrill Lynch entities that are broker-dealers registered with the SEC and members of U.S. national securities exchanges are subject to Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits

                                                              1997 Annual Report

          BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------
the ability of Merrill Lynch to make withdrawals of capital from such broker-dealers. Additional information regarding net capital requirements is set forth in Note 11 to the Consolidated Financial Statements in this Annual
Report.
  Certain Merrill Lynch subsidiaries are also subject to the temporary risk assessment rules adopted by the SEC under the Market Reform Act of 1990, which require, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and proce-dures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.
  Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of bro-ker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers, or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the national securities exchanges have intensified their regulation of broker-dealers, emphasizing in particular the need for supervision and control by broker-dealers of their employees.
  Furthermore, the SEC, various banking regulators, the Financial Accounting Standards Board, and Congressional committees, among others, have launched a number of initiatives which have the effect of increasing regulation, and requiring greater disclosure, of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major U.S. securities firms, have implemented a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures com-mission merchants. Merrill Lynch formed its Risk Control Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor com-pliance with its commitments respecting this voluntary oversight initiative.
For further information on the activities of this committee, see Management's Discussion and Analysis-- Risk Management.
  MLGSI is subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch's municipal finance professionals are subject to various trading and underwriting regulations of the MSRB. Mer-rill Lynch's futures commission merchants are regulated by the CFTC, the National Futures Association ("NFA"), and the commodity exchanges, of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLIP is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities.
  Merrill Lynch's banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the State of New Jersey and by the FDIC. Certain of the activi-ties of MLBFS and MLCC are regulated by the New Jersey Department of Banking.
In addition to New Jersey, MLCC is also licensed to conduct its lending activ-ities in over 35 other states and MLBFS is licensed in five states, subjecting each to regulation and examination by the appropriate authorities in those states.
  MLNF is regulated primarily by the State of Utah and by the FDIC. MLIB is reg-ulated by the Federal

1997 Annual Report

          BUSINESS OF MERRILL LYNCH
--------------------------------------------------------------------------------
Reserve Bank of New York. Merrill Lynch's U.S. trust institutions are subject to regulation by the OTS in the case of the federal savings bank and by the regulatory agencies in the states where the state-chartered institutions are incorporated.
  Merrill Lynch's insurance subsidiaries are subject to state insurance regula-tory supervision. ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervi-sion by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.
-------------------------------------------------------------------------------
Non-U.S. Regulatory Oversight and Supervision
  Merrill Lynch's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bod-ies, particularly in those countries where it has established an office. Cer-tain Merrill Lynch subsidiaries, including MLPF&S and MLI, are regulated as broker-dealers under the laws of the jurisdictions in which they operate.
  MLI, a registered broker-dealer in the United Kingdom, is regulated by the SFA and is subject to the capital requirements established by the SFA. ML Capital Markets Bank, which engages in the derivatives business, is regulated by the Central Bank of Ireland. Merrill Lynch's activities in Australia are regulated by the Australian Securities Commission and its Hong Kong and Singapore opera-tions are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch's Japanese business is subject to the regulation of the Japanese Minis-try of Finance as well as other Japanese regulatory agencies.
  Merrill Lynch Canada is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities authorities and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.
  The business of MLAM and Merrill Lynch Mercury is regulated by a number of non-U.S. regulatory agencies or bodies. IMRO and the Personal Investment Authority regulate investment management activities in the United Kingdom.
Their activities in other jurisdictions are regulated by local regulators.
  Merrill Lynch's subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the par-ticular jurisdiction where they are chartered, incorporated, and/or conduct their business activities. In addition to being regulated by the New York
State Banking Department, MLIB Limited is regulated by the Bank of England and The Monetary Authority of Singapore. Merrill Lynch Bank (Suisse) S.A. is regu-lated by the Swiss Federal Banking Commission. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking.

-------------------------------------------------------------------------------
PROPERTIES
-------------------------------------------------------------------------------

  Merrill Lynch has a number of offices throughout the world. Other than those described below as being owned, substantially all offices of Merrill Lynch subsidiaries throughout the world are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the pur-poses for which they are currently used and are well maintained. Set forth below is a brief description of the principal facilities of Merrill Lynch.
-------------------------------------------------------------------------------
Principal Facilities in the United States
  Merrill Lynch's executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City at 250 Vesey Street in the North Tower consisting of 1,799,702 square feet and at 225 Liberty Street in the South Tower consisting of 1,003,381 square feet.
Each tower was leased by a different Merrill Lynch affiliate in 1988. Another Merrill Lynch affiliate is a partner in

                                                              1997 Annual Report

BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

the partnership that holds the ground lessee's interest in the North Tower.
The information regarding property lease commitments of Merrill Lynch is set forth in Note 7 to the Consolidated Financial Statements under the caption Leases.
  In New York City, MLPF&S also leases 139,700 square feet at 100 Church Street, 134,803 square feet at 717 Fifth Avenue, and 662,675 square feet at 570 Wash-ington Street, under leases expiring 2000, 2000, and 2007, respectively. In 1997, a Merrill Lynch subsidiary purchased a 760,000 square foot building at 222 Broadway, which will house primarily support staff starting in 1998.
  In New Jersey, separate Merrill Lynch affiliates own a 1.3 million square foot structure on a 245-acre campus in Plainsboro and a 414,000 square foot build-ing on 34 acres at 300 Davidson Avenue in Somerset. MLPF&S holds a 590,174 square foot lease at 101 Hudson Street in Jersey City and a 212,680 square foot lease in Somerset. In 1997, Merrill Lynch approved a plan to build a new facility in Hopewell, New Jersey to consolidate existing operations and allow for future expansion.
  Merrill Lynch affiliates own a 60-acre campus in Jacksonville, Florida, which consists of three buildings with a fourth building currently under construc-tion, and a 70-acre campus in Englewood, Colorado with two buildings.

-------------------------------------------------------------------------------
Principal Facilities Outside the United States
  In London, an MLII subsidiary leases approximately 250,000 square feet at Ropemaker Place. The lease, which commenced in 1987, continues for 25 years with a right to cancel in 2002. Merrill Lynch is in the process of purchasing a site in the City of London to construct a new headquarters complex of approximately 550,000 square feet. These premises, which will replace the Ropemaker facility, are expected to be occupied in 2001. Approximately 170,000 square feet of office space is also leased at Farringdon Road. This lease, which has a 25 year term, commenced in 1990. Another Merrill Lynch subsidiary leases approximately 140,000 square feet under a lease expiring in 2014 on King William Street, where Merrill Lynch Mercury Asset Management's operations are headquartered.
  Merrill Lynch engages in its business from other leased premises throughout the world, including Singapore, Hong Kong, Tokyo, Sydney, Frankfurt, and Par-is.

-------------------------------------------------------------------------------
LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

  ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in civil actions and arbitration proceedings, including those described below. Each of the following actions is reported as of February 25, 1998.

-------------------------------------------------------------------------------
Orange County Litigation
  The following actions have been filed against or on behalf of ML & Co. in con-nection with Merrill Lynch's business activities with the Treasurer-Tax Col-lector of Orange County, California ("Orange County") or from the purchase of debt instruments issued by Orange County that were underwritten by MLPF&S. On December 6, 1994, bankruptcy petitions were filed on behalf of Orange County and the Orange County Investment Pools (the "Pools") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Pools' bankruptcy petition subsequently was dismissed. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which Orange County emerged from bankruptcy. The pending actions involving Merrill Lynch and Orange County include, in the order summarized below, an action in the names of Orange County and the current Orange County Treasurer-Tax Collector;
actions by investors and participants in the Pools; actions by investors in ML
& Co.; and actions by holders of bonds or other debt instruments issued by or on behalf of Orange County and other public entities with funds controlled by the Orange County Treasurer-Tax Collector.

1997 Annual Report
88

BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]

--------------------------------------------------------------------------------

  On January 12, 1995, an action was commenced by Orange County and the Pools against ML & Co. and certain of its subsidiaries in the Bankruptcy Court pur-suant to the automatic reference by law of all civil proceedings related to bankruptcy petitions (the "Orange County Action"). Orange County filed a first amended complaint on June 6, 1995, which was dismissed on October 17, 1995. Orange County filed a second amended complaint on October 25, 1995 adding John M.W. Moorlach, the current Orange County Treasurer-Tax Collector, as a plain-tiff, and alleging, among other things, that Merrill Lynch's liquidation of certain securities entitles the plaintiffs to relief under Sections 362, 502, 510, 549, and 922 of the Bankruptcy Code; that various securities transactions between Orange County and/or the Pools and ML & Co. and its subsidiaries vio-lated California law and are null and void; that ML & Co. and its subsidiaries violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereun-der, Section 25401 of the California Corporations Code (the "California Code"), Section 17200 of the California Business and Professions Code, and Sections 1709-10 of the California Civil Code; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and conspired to make unautho-rized use of public funds. Damages in excess of $2 billion, punitive damages in an unspecified amount, and injunctive and declaratory relief are sought.
  On March 1, 1995, ML & Co. and Orange County entered into an agreement in order to resolve a motion by Orange County seeking a temporary restraining order, a preliminary injunction, and a constructive trust with respect to the proceeds realized by Merrill Lynch from the sale of securities purchased by Merrill Lynch from Orange County pursuant to certain master repurchase agree-ments. Pursuant to this agreement, the proceeds from the sale of securities purchased by Merrill Lynch from Orange County were used to purchase short-term United States Treasury Bills or United States Treasury Notes that are identi-fiable and held separate and subject to any rights that Merrill Lynch may have in the master repurchase agreements. This agreement may be terminated by ML & Co. upon 30 days' written notice.

  On October 17, 1996, on ML&Co.'s motion, the United States District Court for the Central District of California (the "District Court") withdrew the prior automatic reference to the Bankruptcy Court of this action. The case now is pending in the District Court.

  On December 13, 1994, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were deposited with the Orange County Treasurer-Tax Collector pur-suant to proceedings in California Superior Court (the "DeLeon Action"). On December 27, 1994, plaintiffs filed a first amended class action complaint; on April 19, 1995, plaintiffs filed a second amended complaint which was dis-missed on November 13, 1995; and, on December 18, 1995, plaintiffs filed a third amended complaint. As amended, the DeLeon Action is brought on behalf of the same individuals on whose behalf the action was originally brought and on behalf of individuals who invested funds in the Pools representing deferred compensation and/or retirement funds. The defendants include ML & Co., a sub-sidiary of ML & Co., and an employee of Merrill Lynch. Plaintiffs allege, among other things, that the defendants breached fiduciary duties; aided and abetted breaches of fiduciary duties; conspired to breach a fiduciary duty; and committed professional negligence in connection with Merrill Lynch's busi-ness activities with the Orange County Treasurer-Tax Collector. Damages, including punitive damages, in unspecified amounts are sought. On May 10, 1996, the court stayed this action pending final resolution of the Orange County Action described above.

  On September 15, 1995, an action was commenced in the Superior Court of the State of California, San Francisco County, by twelve California public enti-ties (the "Atascadero State Court Action"). On January 11, 1996, the case was transferred to the Superior Court of the State of California, Contra Costa County.

                                                              1997 Annual Report
                                                                              89

BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------

On April 10, 1996, the plaintiffs filed an amended complaint which was dis-missed on November 5, 1996, and, on December 2, 1996, plaintiffs filed a sec-ond amended complaint adding two California public entities as plaintiffs. The current plaintiffs are the City of Atascadero, City of Buena Park, The Commu-nity Redevelopment Agency of the City of Buena Park, City of Claremont, City of Milpitas, City of Montebello, Community Redevelopment Agency of the City of Montebello, City of Mountain View, City of Santa Barbara, The Redevelopment Agency of the City of Santa Barbara, City of Yorba Linda, Yorba Linda Redevel-opment Agency, Santiago County Water District, and Yorba Linda Water District. Named as defendants are ML & Co., certain of its subsidiaries, and three past or present employees of Merrill Lynch, two of whom were dismissed as defen-dants without prejudice on July 5, 1996. As amended, the complaint alleges, among other things, that the defendants committed fraud, deceit, and negligent misrepresentation; conspired to commit fraud; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and violated California Penal Code
Section 496 and the Racketeer Influenced and Corrupt Organizations Act ("RI-CO") in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages, including punitive damages and treble damages, in unspecified amounts are sought. On February 10, 1997, the court dismissed this action. On May 6, 1997, plaintiffs filed a notice of appeal.
  On November 27, 1995, an action was commenced in the United States District Court for the Central District of California by the fourteen California public entities that are plaintiffs in the Atascadero State Court Action described above (the "Atascadero Federal Court Action"). On March 22, 1996, the plain-tiffs filed a first amended complaint, which was voluntarily dismissed without prejudice on September 4, 1996. On February 19, 1997, plaintiffs filed a new complaint naming as defendants ML & Co. and certain of its subsidiaries. The complaint alleges, among other things, that the defendants committed fraud, deceit and negligent misrepresentation; conspired to commit fraud; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and violated California Penal Code Section 496 and RICO in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Restitution and damages, treble damages, and punitive damages in unspecified amounts are sought. On April 17, 1997, the court granted a motion by defendants to abstain from deciding this action pending final resolution of the Atascadero State Court Action described above. On May 20, 1997, plaintiffs filed a notice of appeal.
  On December 20, 1996, an action was commenced in the United States District Court for the Central District of California by Irvine Ranch Water District
(the "Irvine Action"). ML & Co. is the sole defendant. The complaint alleges, among other things, that ML & Co. committed intentional and negligent misrep-resentation, concealment, and breach of fiduciary duty in connection with Mer-rill Lynch's business activities with the Orange County Treasurer-Tax Collec-tor. Damages in excess of $130 million and punitive damages in an unspecified amount are sought.
  Beginning on December 5, 1994, five derivative actions purportedly brought on behalf of ML & Co. were filed in the Supreme Court of the State of New York, New York County (the "Wilson Action"). On February 21, 1995, the court consol-idated the actions and on June 5, 1995, an amended consolidated complaint was filed naming as defendants 22 present or past directors, officers, or employ-ees of ML & Co. and/or certain of its subsidiaries. The complaint alleges, among other things, breach of fiduciary duty, waste of corporate assets, and claims for indemnification in connection with Merrill Lynch's business activi-ties with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought on behalf of ML & Co. against the individuals named as defendants. Because this derivative action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would belong to ML & Co., ML
& Co. is named as a nomi-

1997 Annual Report
90

BUSINESS OF MERRILL LYNCH

--------------------------------------------------------------------------------

nal defendant. On August 7, 1996, the court dismissed this action. On Septem-ber 11, 1996, a notice of appeal was filed.
  On December 16, 1994, a purported class action was commenced in the United States District Court for the Southern District of New York (the "Balan Action"). An amended complaint was filed on May 15, 1995. As amended, the Balan Action is brought on behalf of purchasers of ML & Co.'s common stock between March 31, 1994 and December 6, 1994, and names as defendants ML & Co. and two of its present or former directors and officers. The plaintiff alleg-es, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with Merrill Lynch's disclosure with respect to its business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought.
  On September 28, 1995, a purported class action was commenced in the Superior Court of the State of California, Orange County, on behalf of all persons who purchased bonds or other debt instruments between July 1, 1992 and December 6, 1994 that were issued by Orange County or other public entities with funds controlled by the Orange County Treasurer-Tax Collector (the "Smith Action").
  The defendants in the case are ML & Co. and an employee of Merrill Lynch, as well as Paine Webber, Inc., CS First Boston Corp., Smith Barney, Inc., Lehman Brothers, Inc., Donaldson, Lufkin & Jenrette, Inc., Kidder Peabody & Co.,
Inc., Stone & Youngberg, Rauscher Pierce Refsnes, Inc., Leifer Capital, Inc., Fieldman Rolapp & Associates, Inc., CGMS, Inc., O'Brien Partners, Inc., and KPMG Peat Marwick. Plaintiffs allege, among other things, that the defendants affiliated with Merrill Lynch violated Sections 25400, 25401, 25500, 25501, and 25504.1 of the California Code and committed fraud and deceit in connec-tion with disclosure made with respect to the sale of bonds and other debt instruments issued by Orange County or other public entities with funds con-trolled by the Orange County Treasurer-Tax Collector. Damages, including puni-tive damages, in unspecified amounts are sought. On December 10, 1996, the court approved settlements entered into by plaintiffs and certain defendants other than ML & Co. and the Merrill Lynch employee named as a defendant. On December 10, 1997, the remaining parties in this action, including ML & Co.
and the Merrill Lynch employee named as a defendant, agreed to a proposed set-tlement that was subject to court approval. The settlement required, among other things, a payment by ML & Co. of $1,900,000. On February 6, 1998, fol-lowing notice to class members, the court granted final approval of the set-tlement and entered a judgment discharging the defendants, including ML & Co. and the Merrill Lynch employee, from all claims asserted in the action.
  The Staff of the SEC has advised MLPF&S that the SEC has authorized the Staff to institute an enforcement proceeding against MLPF&S based on alleged unin-tentional violations of the Federal securities laws in connection with certain underwritings in 1994 of debt securities issued by Orange County, which MLPF&S sold to 25 sophisticated institutional investors; all such securities have been repaid in full with interest by Orange County. MLPF&S believes that this allegation is inappropriate and is pursuing its views with the SEC and the Staff.

-------------------------------------------------------------------------------
NASDAQ Antitrust Litigation
  On December 16, 1994, a purported class action complaint consolidating a series of previously filed actions was filed in the United States District Court for the Southern District of New York. On August 22, 1995, plaintiffs filed a complaint entitled "Refiled Consolidated Complaint," which has been amended on July 21, 1997 and December 31, 1997. The amended complaint alleges that more than 35 market-makers, including an ML & Co. subsidiary, engaged in a conspiracy with respect to the "spread" between bid and ask prices for certain securities traded on NASDAQ by, among other things, allegedly refusing to quote bid and ask prices in so-called "odd-eighths". The complaint alleges

                                                              1997 Annual Report
                                                                              91

BUSINESS OF MERRILL LYNCH

[LOGO OF MERRILL LYNCH APPEARS HERE]

--------------------------------------------------------------------------------
violations of antitrust laws and seeks damages in an unspecified amount, tre-ble damages, and declaratory and injunctive relief. The court has certified a class consisting of certain persons, including institutional investors who purchased or sold certain securities on NASDAQ during specified time periods for each security during the period from May 1, 1989 to May 27, 1994 (the
"Class Period").
  On June 30, and August 27, 1997, plaintiffs filed motions seeking court approval of settlements entered into by plaintiffs and six of the defendants in the action other than the named ML & Co. subsidiary. On October 14, 1997, the court preliminarily approved those settlements.
  On December 23, 1997, plaintiffs, the ML & Co. subsidiary, and all but one of the remaining defendants agreed to a proposed settlement (the "Proposed Set-tlement"). The Proposed Settlement requires, among other things, that the ML & Co. subsidiary named as a defendant pay approximately $2.8 million to a set-tlement fund on or before January 7, 1998 and pay to the settlement fund on or before September 30, 1998, U.S. Treasury securities with a maturity date of on or before July 30, 1999 and having a value at maturity of approximately $100.7 million. On December 31, 1997, the court issued an order expanding the Class Period from May 1, 1989 through July 17, 1996 and granted preliminary approval of the Proposed Settlement on behalf of the expanded class. The Proposed Set-tlement is subject to final approval of the court following notice to class members.
  On July 17, 1996, the Antitrust Division of the United States Department of Justice filed a civil antitrust complaint against 24 NASDAQ market-makers, including a subsidiary of ML & Co. The complaint alleges that the firms vio-lated Section 1 of the Sherman Act through a "common understanding" to follow a "quoting convention" that the complaint asserts had inflated the "inside spread" (the difference between the best quoted buying price and the best quoted selling price on NASDAQ) in certain NASDAQ stocks. The complaint fur-ther asserts that this alleged conduct resulted in investors having to pay higher transaction costs for buying and selling certain NASDAQ stocks than they would have paid otherwise.
  At the time of the filing of the complaint, a proposed settlement of the action was announced pursuant to which the market-maker defendants in the action agreed not to engage in certain conduct. The settlement, which was approved by the court in April 1997, provides for, among other things, the monitoring and tape-recording by each of the market-maker defendants of not less than 3.5 percent (to a maximum of 70 hours per week) of telephone conver-sations by its over-the-counter desk traders; the provision to the Department of Justice of any taped conversation that may violate the terms of the settle-ment; and allowing Department of Justice representatives to appear unannounced during regular business hours to monitor trader conversations.
  On May 20, 1997, the plaintiffs in the NASDAQ antitrust litigation class action described above, who had been granted limited leave to intervene in the civil antitrust action filed by the Antitrust Division of the Department of Justice in order to object to certain aspects of the settlement of such action, filed an appeal of the court's approval of the settlement. On May 21, 1997, the court stayed certain portions of its order approving the settlement, including the provision for the tape recording of telephone conversations by defendants' over-the-counter desk traders, pending completion of this appeal.
In connection with its industry-wide investigations into the NASDAQ market, ML
& Co., along with the other named defendants, have received inquiries from the SEC and is cooperating with these inquiries.

-------------------------------------------------------------------------------
GSLIC Litigation
  In October 1991, a derivative action purportedly brought on behalf of ML & Co. was filed in the Supreme Court of the State of New York, New York County, involving securities trading transactions that occurred at year-end 1984, 1985, 1986, and 1988 between subsidiaries of ML & Co. and a Florida insurance company, Guarantee Security Life Insurance Company ("GSLIC") that later was taken into liquidation.

1997 Annual Report
92

CORPORATE INFORMATION

--------------------------------------------------------------------------------

Plaintiffs alleged that these year-end transactions were entered into by GSLIC to distort its financial condition. Named as defendants are those directors of ML & Co. who were directors at the time of the transactions described above, GSLIC's parent company, Transmark USA, Inc. ("Transmark"), and one of Transmark's principals. The complaint alleges, among other things, breach of fiduciary duty by the directors of ML & Co. who are named as defendants. Dam-ages in an unspecified amount are sought on behalf of ML & Co. Because this derivative action purports to be brought on behalf of ML & Co. and any recov-ery obtained by plaintiffs would belong to ML & Co., it is named as a nominal defendant. On May 6, 1997, the court dismissed this action. On July 28, 1997, plaintiffs filed a notice of appeal.

                                    * * * *

  ML & Co. believes it has strong defenses to, and, where appropriate, will vig-orously contest the actions described above that have not been settled.
Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings, and claims pending against ML & Co. or its subsidiaries as of February 25, 1998, cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition or the results of opera-tions of Merrill Lynch as set forth in the Consolidated Financial Statements contained herein.

-------------------------------------------------------------------------------
CORPORATE INFORMATION
-------------------------------------------------------------------------------

MATTERS SUBMITTED TO A VOTE OF SECURITYHOLDERS
  There were no matters submitted to a vote of securityholders during the 1997 fourth quarter.

-------------------------------------------------------------------------------
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DIS-CLOSURE
  There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

-------------------------------------------------------------------------------
ANNUAL MEETING OF STOCKHOLDERS
  The 1998 Annual Meeting of ML & Co.'s stockholders will take place at the Mer-rill Lynch Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. The meeting is scheduled for Tuesday, April 14, 1998, beginning at 10:00 a.m. (local time).

-------------------------------------------------------------------------------
INFORMATION ON DIRECTORS AND EXECUTIVE OFFICERS
  The information set forth under the caption Election of Directors on pages 4 to 7 of ML & Co.'s Proxy Statement dated March 5, 1998 for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference. For a list of the members of the ML & Co. Board of Directors and of the ML & Co. executive officers, see page 94 and page 95, respectively, of this Annual Report.

-------------------------------------------------------------------------------
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
  Information relating to ML & Co. executive officer and director compensation set forth on pages 14 to 25 and page 27 of the 1998 Proxy Statement is incor-porated herein by reference.

-------------------------------------------------------------------------------
SECURITY OWNERSHIP
  The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on pages 1 and 2 of the 1998 Proxy Statement and the information concerning the security ownership of ML & Co. directors and execu-tive officers on pages 9 and 10 of the 1998 Proxy Statement is incorporated herein by reference.

-------------------------------------------------------------------------------
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Information regarding certain relationships and related transactions set forth under the caption Certain Transactions on pages 25 and 26 of the 1998 Proxy Statement is incorporated herein by reference.

                                                              1997 Annual Report
                                                                              93

          CORPORATE INFORMATION
[LOGO OF MERRILL LYNCH APPEARS HERE]

-------------------------------------------------------------------------------
BOARD OF DIRECTORS OF MERRILL LYNCH & CO., INC.
-------------------------------------------------------------------------------
DAVID H. KOMANSKY                                  WILLIAM R. HOOVER
Chairman of the Board and Chief Executive          Chairman of the Executive Committee of, Consultant to,
Officer of ML & Co.                                and former Chairman of the Board, Chief Executive
                                                   Officer and President of, Computer Sciences Corporation
HERBERT M. ALLISON, JR.
President and Chief Operating Officer              ROBERT P. LUCIANO
of ML & Co.                                        Chairman of the Board and former Chief Executive
                                                   Officer of Schering-Plough Corporation
WILLIAM O. BOURKE
Corporate Director; Former Chairman of             DAVID K. NEWBIGGING
the Board and Chief Executive Officer of           Chairman of the Board of Equitas Holdings Limited
Reynolds Metals Company
                                                   AULANA L. PETERS
W.H. CLARK                                         Partner in the law firm of Gibson, Dunn & Crutcher
Corporate Director; Former Chairman of
the Board and Chief Executive Officer of           JOHN J. PHELAN, JR.
Nalco Chemical Company                             Senior Adviser, Boston Consulting Group; Former
                                                   Chairman of the Board and Chief Executive
JILL K. CONWAY                                     Officer of New York Stock Exchange, Inc.
Visiting Scholar, Massachusetts
Institute of Technology                            JOHN L. STEFFENS
                                                   Vice Chairman of the Board and Head of U.S.
STEPHEN L. HAMMERMAN                               Private Client Group of ML & Co.
Vice Chairman of the Board and
General Counsel of ML & Co.                        WILLIAM L. WEISS
                                                   Corporate Director; Chairman Emeritus and
EARLE H. HARBISON, JR.                             former Chairman of the Board and Chief
Chairman of the Board of                           Executive Officer of Ameritech Corporation
Harbison Corporation

GEORGE B. HARVEY
Corporate Director; Former Chairman of
the Board, President and Chief Executive
Officer of Pitney Bowes Inc.

-------------------------------------------------------------------------------
EXECUTIVE MANAGEMENT OF MERRILL LYNCH
-------------------------------------------------------------------------------
HERBERT M.            STEPHEN L.            JEFFREY M. PEEK
ALLISON, JR.          HAMMERMAN             Executive Vice President and Head
President and         Vice Chairman of      of Asset Management Group
Chief Operating       the Board and         President and CEO of MLAM
Officer               General Counsel

PAUL W.               JOHN G. HEIMANN       WINTHROP H. SMITH, JR.
CRITCHLOW             Chairman of           Executive Vice President and Head
Senior Vice           Global                of International Private Client
President             Financial             Group
Marketing and         Institutions
Communications                              JOHN L. STEFFENS
                      JEROME P. KENNEY      Vice Chairman of the Board and
THOMAS W. DAVIS       Executive Vice        Head of U.S. Private Client Group
Executive Vice        President
President and         Corporate             MARY E. TAYLOR
Head of               Strategy and          Senior Vice President
Corporate and         Research              Human Resources
Institutional
Client Group          DAVID H.              ARTHUR ZEIKEL
                      KOMANSKY              Executive Vice President and
BARRY S.              Chairman of the       Chairman of MLAM
FRIEDBERG             Board and Chief
Executive Vice        Executive             STEPHEN A. ZIMMERMAN
President and         Officer               Co-Head of Merrill Lynch Mercury
Chairman of                                 Asset Management
Corporate and
Institutional         MICHAEL J.P.
Client Group          MARKS
                      Executive
CAROL GALLEY          Chairman of
Co-Head of            Merrill Lynch
Merrill Lynch         Europe, Middle
Mercury Asset         East & Africa
Management
                      DANIEL T. NAPOLI
EDWARD L.             Senior Vice
GOLDBERG              President
Executive Vice        Risk Management
President
Operations,           E. STANLEY
Services and          O'NEAL
Technology            Executive Vice
                      President and
                      Chief Financial
                      Officer

1997 Annual Report

          CORPORATE INFORMATION
-------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF MERRILL LYNCH & CO., INC.
-------------------------------------------------------------------------------
The following table sets forth the name, age, present title, principal occupa-tion, and certain biographical information for the past five years for ML & Co.'s executive officers, all of whom have been elected by the ML & Co. Board of Directors and have been appointed as members of the Merrill Lynch Executive Management Committee. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.'s by-laws, elected officers are elected annually to hold office until their successors are elected and qualify.

DAVID H. KOMANSKY, 58          JEROME P. KENNEY, 56
Chairman of the Board          Executive Vice President, Corporate Strategy
since April 1997; Chief        and Research since October 1990; Executive Vice
Executive Officer since        President, Corporate Strategy, Research and
December 1996; President       Corporate Credit from May 1993 to May 1995
and Chief Operating
Officer from January 1995      E. STANLEY O'NEAL, 46
to April 1997; President       Executive Vice President and Chief Financial
and Chief Executive            Officer since March 1998; Executive Vice
Officer of MLPF&S since        President and Co-Head of Corporate and
February 1995; Executive       Institutional Client Group from April 1997 to
Vice President, Debt and       March 1998; Managing Director and Head of
Equity Markets Group from      Global Capital Markets Group from April 1995 to
May 1993 to January 1995;      April 1997; Managing Director, Investment
Executive Vice President,      Banking and Head of Financing Services Group
Debt Markets Group from        from June 1993 to April 1995
June 1992 to April 1993

HERBERT M. ALLISON, JR., 54    JEFFREY M. PEEK, 51
President and Chief            Executive Vice President and Head of Asset
Operating Officer since        Management Group and President and Chief
April 1997; Executive Vice     Executive Officer of MLAM since December 1997;
President, Corporate and       Managing Director and Co-Head of Investment
Institutional Client Group     Banking Group from March 1997 to December 1997;
from January 1995 to April     Senior Vice President and Director, Global
1997; Executive Vice           Securities Research & Economics from April 1995
President, Investment          to March 1997; Head of Global Industries Group
Banking Group from May         from 1993 to March 1995
1993 to January 1995;
Executive Vice President,      WINTHROP H. SMITH, JR., 48
Finance and Administration     Executive Vice President and Head of
from October 1990 to April     International Private Client Group since April
1993                           1997; Executive Vice President, International
                               from June 1992 to April 1997; National Sales
THOMAS W. DAVIS, 44            Director, Eastern Division in U.S. Private
Executive Vice President       Client Group from November 1990 to May 1992
and Head of Corporate and
Institutional Client Group     JOHN L. STEFFENS, 56
since March 1998;              Vice Chairman of the Board since April 1997;
Executive Vice President       Head of U.S. Private Client Group since October
and Co-Head of Corporate       1990
and Institutional Client
Group from April 1997 to
March 1998; Managing
Director and Co-Head of
Investment Banking Group
from April 1995 to April
1997; Co-Head of Equity
Markets Group from 1993 to
April 1995; Head of Global
Equity Capital Markets
from 1991 to 1993

EDWARD L. GOLDBERG, 57
Executive Vice President,
Operations, Services and
Technology since April
1991 (and responsible for
Corporate Real Estate and
Purchasing since March
1993); Director and
Executive Vice President
of MLPF&S from May 1991 to
November 1995

STEPHEN L. HAMMERMAN, 60
Vice Chairman of the Board
since April 1992; General
Counsel since October
1984; General Counsel of
MLPF&S from March 1981 to
June 1996


                                                              1997 Annual Report

CORPORATE INFORMATION
[LOGO OF MERRILL LYNCH APPEARS HERE]
--------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ML & CO. CAPITAL STOCK
  The authorized capital stock of ML & Co. consists of 500,000,000 shares of common stock, par value $1.33 1/3 per share ("Common Stock"), and 25,000,000 shares of preferred stock, par value $1.00 per share, issuable in series ("Preferred Stock"), as to which the Board of Directors has the authority to issue from time to time in one or more series without further shareholder action. ML & Co. is seeking stockholder approval at its 1998 Annual Meeting of Stockholders to increase the number of authorized shares of Common Stock to 1,000,000,000.
-------------------------------------------------------------------------------
ML & Co. Common Stock
  As of February 23, 1998, 342,205,174 shares of Common Stock were outstanding. The shares of Common Stock have no preemptive or conversion rights, redemption provisions, or sinking fund provisions. The outstanding shares of Common Stock are duly and validly issued, fully paid, and nonassessable. Each share is eli-gible, to the extent specified therein, to purchase certain securities upon the occurrence of certain events specified in the Rights Agreement referenced below.
  ML & Co. is the principal transfer agent for the Common Stock. Questions from registered stockholders on dividends, lost and stolen certificates, changes of legal or dividend addresses, and other matters relating to registered stock-holder status should be sent to:
  Merrill Lynch & Co., Inc.
  P.O. Box 20, Church Street Station
  New York, NY 10277-1004
  Attn: Gregory T. Russo, Secretary
  However, registered stockholders wishing to transfer their shares of Common Stock should continue to do so through the following transfer agent and regis-trar:
  ChaseMellon Shareholder Services, L.L.C.
  Stock Transfer Department
  P.O. Box 469
  Washington Bridge Station
  New York, NY 10033
  1-800-851-9677
-------------------------------------------------------------------------------
ML & Co. Preferred Stock
  ML & Co.'s 9% Preferred Stock is a single series consisting of 42,500 shares with an aggregate liquidation preference of $425,000,000. As of February 23, 1998, there were 42,500 shares of 9% Preferred Stock outstanding. As of Febru-ary 23, 1998, there were 17,000,000 Depositary Shares issued, each represent-ing a 1/400th interest in a share of the 9% Preferred Stock. MLPF&S may occa-sionally acquire a temporary position in the Depositary Shares. As of February 23, 1998, the Depositary Shares held by MLPF&S for the purpose of resale was not material. The 9% Preferred Stock has dividend and liquidation preference over the Common Stock and over the Series A Junior Preferred Stock issuable pursuant to the Amended and Restated Rights Agreement dated as of December 2, 1997 between ML & Co. and ChaseMellon Shareholder Services, L.L.C.
  Depositary Shares representing 1/400th of a share of 9% Cumulative Preferred Stock, Series A are listed on the New York Stock Exchange. The transfer agent and registrar for the Depositary Shares is:
  Citibank, N.A.
  111 Wall Street, Fifth Floor
  New York, NY 10043
  Attn: Corporate Trust Department

-------------------------------------------------------------------------------
EXCHANGE LISTINGS
Common Stock
  The Common Stock (trading symbol MER) is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Exchange, Paris Bourse, London Stock Exchange, and Tokyo Stock Exchange.

1997 Annual Report

          SUPPLEMENTAL INFORMATION
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT:
1. Financial Statements
   Financial Statements required to be filed with the SEC pursuant to the Annual Report on Form 10-K are listed on pages 31 to 67 of this Annual Report.
2. Financial Statement Schedules
   Financial Statement Schedules required to be filed with the SEC pursuant to the Annual Report on Form 10-K are listed on pages 69 to 72 of this Annual Report.
3. Exhibits
   Exhibits required to be filed with the SEC pursuant to the Annual Report on Form 10-K are listed on pages 97 to 99 of this Annual Report.

-------------------------------------------------------------------------------
CURRENT REPORTS ON FORM 8-K
During the 1997 fourth quarter, ML & Co. filed the following Current Reports on Form 8-K ("8-K") under the caption "Item 5. Other Events":
1. 8-K dated September 29, 1997 for the purpose of filing ML & Co.'s Russell 2000 Index Market Index Target-Term Securities(SM) due September 30, 2004.
2. 8-K dated October 15, 1997 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summaries for the three- and nine-month periods ended September 26, 1997.
3. 8-K dated October 29, 1997 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 26, 1997 and state-ments regarding computation of ratios.
4. 8-K dated November 20, 1997 for the purpose of reporting on an acquisition to be made by ML & Co.
5. 8-K dated November 26, 1997 for the purpose of filing ML & Co.'s Major 11 International Market Index Target-Term Securities due December 6, 2002.
6. 8-K dated December 2, 1997 for the purpose of filing ML & Co.'s Amended and Restated Rights Agreement dated as of December 2, 1997 between ML & Co. and ChaseMellon Shareholder Services, L.L.C.
7. 8-K dated December 16, 1997 for the purpose of filing the form of ML &
   Co.'s 6.56% Notes due December 16, 2007.
8. 8-K dated December 23, 1997 for the purpose of filing the form of ML &
   Co.'s Market Index Target-Term Securities based upon the Dow Jones Indus-trial Average due January 14, 2003.

-------------------------------------------------------------------------------
LIST OF EXHIBITS FILED WITH THE SEC
-------------------------------------------------------------------------------

  Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by ML & Co. and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registra-tion statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and Registration Statements on Form S-3 are designated herein as "10-Q", "10-K", "8-K", and "S-3", respectively.

3. ARTICLES OF INCORPORATION AND BY-LAWS
  *3.1 Restated Certificate of Incorporation of ML & Co., as amended April 24,
       1987.
   3.2 Certificate of Amendment dated April 29, 1993 of the Certificate of Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended March 26, 1993 ("1st Quarter 1993 10-Q")).
   3.3 Form of certificate representing the 9% Cumulative Preferred Stock, Series A, par value $1.00 per share, of ML & Co. (the "9% Preferred Stock") (Exhibit 4(i) to 10-Q for the quarter ended September 30, 1994 ("3rd Quarter 1994 10-Q")).
   3.4 Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).
   3.5 Certificate of Designation of ML & Co. establishing the rights, prefer-ences, privileges, qualifications, restrictions, and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).
   3.6 Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).
   3.7 Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).
   3.8 Form of Amended and Restated Rights Agreement dated as of December 2, 1997 between ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated December 2, 1997).
   3.9 By-Laws of ML & Co., effective as of April 15, 1997 (Exhibit 3(i) to 1997 10-Q for the quarter ended March 28, 1997 ("First Quarter 1997 10-Q").
   ------------------------------
   *   Filed herewith.

                                                              1997 Annual Report

SUPPLEMENTAL INFORMATION
[LOGO OF MERRILL LYNCH APPEARS HERE]

--------------------------------------------------------------------------------
4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

   ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any unfiled agreements defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.
     4.1 Senior Indenture dated as of April 1, 1983, as amended and restated, between ML & Co. and The Chase Manhattan Bank (successor by merger to Manufacturers Hanover Trust Company and Chemical Bank) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 3 to ML & Co.'s Registration Statement on Form 8-A dated July 20, 1992).
     4.2 Supplemental Indenture dated as of October 25, 1993 to the Senior Indenture dated as of April 1, 1983 (Exhibit 4(b)(ii) to S-3 (File No. 33-61559)).
     4.3 Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase Manhattan Bank (Exhibit 4 to 8-K dated October 7, 1993).

10. MATERIAL CONTRACTS
    MANAGEMENT CONTRACTS, COMPENSATION PLANS, AND OTHER EMPLOYEE ARRANGEMENTS
     10.1 ML & Co. 1978 Incentive Equity Purchase Plan, as amended through Janu-ary 16, 1995 (Exhibit 10(i) to 10-K for the fiscal year ended December 30, 1994 ("1994 10-K")).
     10.2 Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1994 10-K).
     10.3 ML & Co. Long-Term Incentive Compensation Plan, as amended through October 21, 1996 (Exhibit 10(i) to 10-Q for the quarter ended September 27, 1996 (the "3rd Quarter 1996 10-Q")).
     10.4 ML & Co. Equity Capital Accumulation Plan, as amended through October 21, 1996 (Exhibit 10(ii) to 3rd Quarter 1996 10-Q).
     10.5 ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders con-tained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).
     10.6 Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement for the 1998 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 4, 1998 ("1998 Proxy Statement")).
     10.7 Form of Severance Agreement between ML & Co. and certain of its direc-tors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995 ("1995 10-K")).
     10.8 Form of Indemnification Agreement entered into with all current direc-tors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(xi) to 10-K for the fiscal year ended December 31, 1993 ("1993 10-K")).
     10.9 Written description of ML & Co.'s incentive compensation programs (Ex-hibit 10(xii) to 1993 10-K).
    10.10 Written description of ML & Co.'s compensation policy for executive officers and directors (Pages 14 to 16 and page 23 of the 1998 Proxy Statement).
    10.11 Merrill Lynch KECALP Growth Investments Limited Partnership 1983 (Ex-hibit 1(b) to Registration Statement on Form N-2 (File No. 2-81619)).
    10.12 Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-87962)).
    10.13 Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).
    10.14 Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).
    10.15 Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).
    10.16 Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).
    10.17 Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).
    10.18 Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 333-15035)).
    10.19 ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 ("1996 10-K")).
    10.20 ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligi-ble Employees (Exhibit 10(xxii) to 1994 10-K).
    10.21 ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to First Quarter 1997 10-Q).
    10.22 ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligi-ble Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995 ("3rd Quarter 1995 10-Q")).

1997 Annual Report

          SUPPLEMENTAL INFORMATION
--------------------------------------------------------------------------------
  10.23 ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).
  10.24 ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27,
        1997).
  10.25 ML & Co. Deferred Unit and Stock Unit Plan for Non-Employee Directors (Exhibit 10(iv) to 3rd Quarter 1996 10-Q).
  10.26 ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers (Exhibit 10(xxx) to 1996 10-K).
  10.27 Executive Annuity Agreement dated as of January 27, 1997 by and between ML & Co. and David H. Komansky (Exhibit 10(xxxi) to 1996 10-K).
  10.28 Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees, and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).
  10.29 ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997 (the "3rd Quarter 1997 10-Q")).
  10.30 ML & Co. Program for the Deferral of Stock Option Gains for a Select Group of Eligible Employees (Exhibit 10(iv) to 3rd Quarter 1997 10-Q).
 *10.31 Amendment dated February 12, 1998 to the ML & Co. Deferred Compensa-tion Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996, and 1997.
 *10.32 Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted
        Unit Plan for Executive Officers.

 *11    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

 *12    STATEMENT RE COMPUTATION OF RATIOS.

  13    1997 ANNUAL REPORT TO STOCKHOLDERS.

        This document constitutes an Annual Report to Stockholders as required by Rule 14a-3 of the Exchange Act and an Annual Report on Form 10-K required to be filed pursuant to Section 13 or 15(d) of the Exchange Act. This Annual Report to Stockholders has been filed with the SEC as the Annual Report to Stockholders on Form 10-K accompanied by the required Form 10-K cover page and Cross Reference Index which is included herewith for convenience.

 *21    SUBSIDIARIES OF ML & CO.

 *23    CONSENT OF INDEPENDENT AUDITORS.

 *27    FINANCIAL DATA SCHEDULE.



 ------------------------------
 *      Filed herewith
                                                              1997 Annual Report

          CROSS REFERENCE INDEX TO ANNUAL REPORT ON FORM 10-K
[LOGO OF MERRILL LYNCH APPEARS HERE]

                                                                PAGE NUMBER
      FORM 10-K                                              REFERENCE TO THIS
 REQUIRED INFORMATION                                        1997 ANNUAL REPORT
 --------------------                                        ------------------
 PART ONE
        ITEM 1.       DESCRIPTION OF BUSINESS.............            73-87
        ITEM 2.       PROPERTIES..........................            87-88
        ITEM 3.       LEGAL PROCEEDINGS...................            88-93
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITYHOLDERS.....................             93
 PART TWO
        ITEM 5.       MARKET FOR REGISTRANT'S COMMON
                      STOCK...............................             68
        ITEM 6.       SELECTED FINANCIAL DATA.............              3
        ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS.......................            5-29
       ITEM 7A.       MARKET RISK DISCLOSURES ............        24-25, 38-43,
                                                                      44-49
        ITEM 8.       FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA..................            30-68
                      Independent Auditors' Report........             30
                      Statements of Consolidated
                      Earnings............................             31
                      Consolidated Balance Sheets.........            32-33
                      Statements of Changes in
                      Consolidated Stockholders' Equity...            34-35
                      Statements of Consolidated
                      Comprehensive Income................             36
                      Statements of Consolidated Cash
                      Flows...............................             37
                      Notes to Consolidated Financial
                      Statements..........................            38-67
                      Quarterly Information...............             68
        ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE................             93
 PART THREE
       ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF
                      THE REGISTRANT......................             93
       ITEM 11.       EXECUTIVE COMPENSATION..............             93
       ITEM 12.       SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT....             93
       ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS........................             93
 PART FOUR
       ITEM 14.       EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K..             97
                      Condensed Financial Statements
                      (Parent Company Only)...............            69-72
                      Reports on Form 8-K.................             97
                      List of Exhibits....................            97-99

--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 1998.

MERRILL LYNCH & CO., INC.
Registrant


GREGORY T. RUSSO   /s/ Gregory T. Russo
                 --------------------------------------------
                  GREGORY T. RUSSO
                  SECRETARY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant in the capacities indicated on the 4th day of March, 1998.


DAVID H. KOMANSKY  /s/ David H. Komansky
                 --------------------------------------------
                  DAVID H. KOMANSKY
                  CHAIRMAN OF THE BOARD AND
                  CHIEF EXECUTIVE OFFICER
                 (PRINCIPAL EXECUTIVE OFFICER)


E. STANLEY O'NEAL  /s/ E. Stanley O'Neal
                 --------------------------------------------
                  E. STANLEY O'NEAL
                  EXECUTIVE VICE PRESIDENT
                  CHIEF FINANCIAL OFFICER
                 (PRINCIPAL FINANCIAL OFFICER)


MICHAEL J. CASTELLANO  /s/ Michael J. Castellano
                     ----------------------------------------
                      MICHAEL J. CASTELLANO
                      SENIOR VICE PRESIDENT AND CONTROLLER
                     (PRINCIPAL ACCOUNTING OFFICER)


HERBERT M. ALLISON, JR. /s/ Herbert M. Allison, Jr.
                       --------------------------------------
                        HEBERT M. ALLISON, JR.


WILLIAM O. BOURKE   /s/ William O. Bourke
                 --------------------------------------------
                    WILLIAM O. BOURKE


W.H. CLARK    /s/ W. H. Clark
          ---------------------------------------------------
              W. H. CLARK


JILL K. CONWAY   /s/ Jill K. Conway
               ----------------------------------------------
                    JILL K. CONWAY


STEPHEN L. HAMMERMAN  /s/ Stephen L. Hammerman
                    -----------------------------------------
                      STEPHEN L. HAMMERMAN


EARLE H. HARBISON, JR.  /s/ Earle H. Harbison, Jr.
                      ---------------------------------------
                        EARLE H. HARBISON, JR.


GEORGE B. HARVEY  /s/ George B. Harvey
                ---------------------------------------------
                   GEORGE B. HARVEY


WILLIAM R. HOOVER  /s/ William R. Hoover
                 --------------------------------------------
                  WILLIAM R. HOOVER


ROBERT P. LUCIANO  /s/ Robert P. Luciano
                 --------------------------------------------
                   ROBERT P. LUCIANO


DAVID K. NEWBIGGING  /s/ David K. Newbigging
                   ------------------------------------------
                     DAVID K. NEWBIGGING


AULANA L. PETERS  /s/ Aulana L. Peters
                ---------------------------------------------
                 AULANA L. PETERS


JOHN J. PHELAN, JR.  /s/ John J. Phelan, Jr.
                   ------------------------------------------
                   JOHN J. PHELAN, JR.


JOHN L. STEFFENS  /s/ John L. Steffens
                ---------------------------------------------
                 JOHN L. STEFFENS


WILLIAM L. WEISS  /s/ William L. Weiss
                ---------------------------------------------
                 WILLIAM L. WEISS

                                                              1997 Annual Report

                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C. 20549



                           MERRILL LYNCH & CO., INC.



                                  EXHIBITS TO


                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                          SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                          Commission file number 1-7182
December 26, 1997

                           Form 10-K EXHIBIT INDEX
                           -----------------------

 Exhibit
   No.   Description                                                                     Page
 ------- -----------                                                                     ----
 *3.1    Restated Certificate of Incorporation of ML & Co., as amended April 24, 1987.
  3.2    Certificate of Amendment dated April 29, 1993 of the Certificate of
         Incorporation of ML & Co. (Exhibit 3(i) to 10-Q for the quarter ended
         March 26, 1993 ("1st Quarter 1993 10-Q")).
  3.3    Form of certificate representing the 9% Cumulative Preferred Stock, Series A, par value $1.00 per share, of ML & Co. (the "9% Preferred Stock")
         (Exhibit 4(i) to 10-Q for the quarter ended September 30, 1994 ("3rd Quarter
         1994 10-Q")).
  3.4    Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred
         Stock (Exhibit 4(ii) to 3rd Quarter 1994 10-Q).
  3.5    Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the 9%
         Preferred Stock (Exhibit 4(iii) to 3rd Quarter 1994 10-Q).
  3.6    Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A.
         as Depositary, and the holders from time to time of the Depositary
         Receipts (Exhibit 4(iv) to 3rd Quarter 1994 10-Q).
  3.7    Certificate of Designation dated December 17, 1987 for Series A Junior Preferred
         Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).
  3.8    Form of Amended and Restated Rights Agreement dated as of December 2, 1997 between
         ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated
         December 2, 1997).
  3.9    By-Laws of ML & Co., effective as of April 15, 1997 (Exhibit 3(i) to 1997 10-Q for
         the quarter ended March 28, 1997 ("First Quarter 1997 10-Q")).
  4.1    Senior Indenture dated as of April 1, 1983, as amended and restated, between
         ML & Co. and The Chase Manhattan Bank (successor by merger to Manufacturers Hanover
         Trust Company and Chemical Bank) and the Supplemental Indenture thereto dated as of
         March 15, 1990 (Exhibit 3 to ML & Co.'s Registration Statement on Form 8-A dated
         July 20, 1992).
  4.2    Supplemental Indenture dated as of October 25, 1993 to the Senior Indenture dated as of April 1, 1983 (Exhibit 4(b)(ii) to S-3 (File No. 33-61559)).
  4.3    Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase
         Manhattan Bank (Exhibit 4 to 8-K dated October 7, 1993).
 10.1    ML & Co. 1978 Incentive Equity Purchase Plan, as amended through January 16,
         1995 (Exhibit 10(i) to 10-K for the fiscal year ended December 30,
         1994 ("1994 10-K")).
 10.2    Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for
         a Select Group of Eligible Employees, as amended through November 10, 1994
         (Exhibit 10(ii) to 1994 10-K).
 10.3    ML & Co. Long-Term Incentive Compensation Plan, as amended through October 21,
         1996 (Exhibit 10(i) to 10-Q for the quarter ended September 27, 1996 (the "3rd
         Quarter 1996 10-Q")).
 10.4    ML & Co. Equity Capital Accumulation Plan, as amended through October 21, 1996
         (Exhibit 10(ii) to 3rd Quarter 1996 10-Q).
 10.5    ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML & Co.'s
         Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994 ("1994 Proxy Statement")).
 10.6    Written description of Retirement Program for Non-Employee Directors of ML & Co.,
         as amended June 29, 1988 (Page 24 of ML & Co.'s Proxy Statement for the 1998
         Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on
         March 4, 1998 ("1998 Proxy Statement")).
 10.7    Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29,
         1995 ("1995 10-K")).
 10.8    Form of Indemnification Agreement entered into with all current directors of
         ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit
         10(xi) to 10-K for the fiscal year ended December 31, 1993 ("1993 10-K")).

-----
 Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by ML & Co. and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registra-tion statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and Registration Statements on Form S-3 are designated herein as "10-Q", "10-K", "8-K", and "S-3", respectively.

*Filed herewith.

 EXHIBIT
   NO.   Description                                                                            Page
 ------- -----------                                                                            ----
 10.9    Written description of ML & Co.'s incentive com-
         pensation programs (Exhibit 10(xii) to 1993
         10-K).
 10.10   Written description of ML & Co.'s compensation
         policy for executive officers and directors
         (Pages 14 to 16 and page 23 of the 1998 Proxy
         Statement).
 10.11   Merrill Lynch KECALP Growth Investments Limited
         Partnership 1983 (Exhibit 1(b) to Registration
         Statement on Form N-2 (File No. 2-81619)).
 10.12   Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to
         Registration Statement on Form N-2 (File No. 2-
         87962)).
 10.13   Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to
         Registration Statement on Form N-2 (File No. 2-
         99800)).
 10.14   Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to
         Registration Statement on Form N-2 (File No. 33-
         11355)).
 10.15   Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to
         Registration Statement on Form N-2 (File No. 33-
         26561)).
 10.16   Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to
         Registration Statement on Form N-2 (File No. 33-
         39489)).
 10.17   Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii)
         to Registration Statement on Form N-2 (File No.
         33-51825)).
 10.18   Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii)
         to Registration Statement on Form N-2 (File No.
         333-15035)).
 10.19   ML & Co. Deferred Restricted Unit Plan for Exec-
         utive Officers (Exhibit 10(xxiii) to 10-K for
         fiscal year ended December 27, 1996 ("1996
         10-K")).
 10.20   ML & Co. 1995 Deferred Compensation Plan for a
         Select Group of Eligible Employees (Exhibit
         10(xxii) to 1994 10-K).
 10.21   ML & Co. Fee Deferral Plan for Non-Employee
         Directors, as amended through April 15, 1997
         (Exhibit 10 to First Quarter 1997 10-Q).
 10.22   ML & Co. 1996 Deferred Compensation Plan for a
         Select Group of Eligible Employees (Exhibit
         10(i) to 10-Q for the quarter ended September
         29, 1995 ("3rd Quarter 1995 10-Q")).
 10.23   ML & Co. 1997 Deferred Compensation Plan for a
         Select Group of Eligible Employees (Exhibit
         10(xxvii) to 1996 10-K).
 10.24   ML & Co. 1997 KECALP Deferred Compensation Plan
         for a Select Group of Eligible Employees (Ex-
         hibit 10(i) to 10-Q for the quarter ended June
         27, 1997).
 10.25   ML & Co. Deferred Unit and Stock Unit Plan for
         Non-Employee Directors (Exhibit 10(iv) to 3rd
         Quarter 1996 10-Q).
 10.26   ML & Co. Long-Term Incentive Compensation Plan
         for Managers and Producers (Exhibit 10(xxx) to
         1996 10-K).
 10.27   Executive Annuity Agreement dated as of January
         27, 1997 by and between ML & Co. and David H.
         Komansky (Exhibit 10(xxxi) to 1996 10-K).
 10.28   Amendment dated September 18, 1996 to Deferred
         Compensation Plans (amending the Amended and
         Restated 1994 Deferred Compensation Agreement
         for a Select Group of Eligible Employees, the ML
         & Co. 1995 Deferred Compensation Plan for a
         Select Group of Eligible Employees, and the ML &
         Co. 1996 Deferred Compensation Plan for a Select
         Group of Eligible Employees) (Exhibit 10(xxxii)
         to 1996 10-K).
 10.29   ML & Co. 1998 Deferred Compensation Plan for a
         Select Group of Eligible Employees (Exhibit
         10(i) to 10-Q for the quarter ended September
         26, 1997 (the "3rd Quarter 1997 10-Q")).
 10.30   ML & Co. Program for the Deferral of Stock
         Option Gains for a Select Group of Eligible
         Employees (Exhibit 10(iv) to 3rd Quarter 1997
         10-Q).
*10.31   Amendment dated February 12, 1998 to the ML &
         Co. Deferred Compensation Plans for a Select
         Group of Eligible Employees for the years 1994,
         1995, 1996, and 1997.
*10.32   Amendment dated February 12, 1998 to the ML &
         Co. Deferred Restricted Unit Plan for Executive
         Officers.
*11.     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.
*12.     STATEMENT RE COMPUTATION OF RATIOS.
 13.     1997 ANNUAL REPORT TO STOCKHOLDERS.
         This document constitutes an Annual Report to Stockholders as required by Rule 14a-3 of the Exchange Act and an Annual Report on Form 10-K
         required to be filed pursuant to Section 13 or 15(d) of the Exchange
         Act. This Annual Report to Stockholders has been filed with the SEC as the Annual Report to Stockholders on Form 10-K accompanied by the required Form 10-K cover page and Cross Reference Index which is included herewith for convenience.
*21.     SUBSIDIARIES OF ML & CO.
*23.     CONSENT OF INDEPENDENT AUDITORS.
*27.     FINANCIAL DATA SCHEDULE.

-----
*Filed herewith.