Form 10-Q
period 1998-03-27
MERRILL LYNCH & CO INC
filed 1998-05-11
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED      March 27, 1998
                                    --------------

COMMISSION FILE NUMBER              1-7182
                                    --------------

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

                       345,991,939 shares of Common Stock
                  (as of the close of business on May 1, 1998)

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 MARCH 27,         MARCH 28,         PERCENT (1)
(Dollars in Millions, Except Per Share Amounts)                    1998              1997            INC./(DEC.)
                                                                 ---------         ---------         -----------
REVENUES
  Commissions ..........................................         $   1,377         $   1,115              23.5%
  Interest and dividends ...............................             4,742             3,848              23.2
  Principal transactions ...............................             1,152             1,063               8.3
  Investment banking ...................................               801               608              31.8
  Asset management and portfolio service fees ..........               970               646              50.2
  Other ................................................               124               171             (27.5)
                                                                 ---------         ---------         ---------
  Total Revenues .......................................             9,166             7,451              23.0

  Interest Expense .....................................             4,564             3,610              26.4
                                                                 ---------         ---------         ---------

  Net Revenues .........................................             4,602             3,841              19.8
                                                                 ---------         ---------         ---------
NON-INTEREST EXPENSES
  Compensation and benefits ............................             2,375             1,988              19.5
  Communications and equipment rental ..................               198               158              25.7
  Occupancy ............................................               135               120              12.1
  Depreciation and amortization ........................               126               105              19.7
  Professional fees ....................................               263               198              33.1
  Advertising and market development ...................               172               144              19.4
  Brokerage, clearing, and exchange fees ...............               150               118              27.1
  Goodwill amortization ................................                55                15               N/M
  Other ................................................               254               229              10.8
                                                                 ---------         ---------         ---------
  Total Non-Interest Expenses ..........................             3,728             3,075              21.3
                                                                 ---------         ---------         ---------
EARNINGS BEFORE INCOME TAXES AND
  DIVIDENDS ON PREFERRED SECURITIES
  ISSUED BY SUBSIDIARIES ...............................               874               766              14.0

Income Tax Expense .....................................               332               291              14.1

Dividends on Preferred Securities Issued by Subsidiaries                24                 9             136.7
                                                                 ---------         ---------         ---------

NET EARNINGS ...........................................         $     518         $     466              11.4%
                                                                 =========         =========         =========
NET EARNINGS APPLICABLE TO
  COMMON STOCKHOLDERS ..................................         $     509         $     455              11.9%
                                                                 =========         =========         =========
EARNINGS PER COMMON SHARE (2)
    Basic ..............................................         $    1.49         $    1.37
                                                                 =========         =========
    Diluted ............................................         $    1.30         $    1.17
                                                                 =========         =========
DIVIDEND PAID PER COMMON SHARE (2) .....................         $     .20         $     .15
                                                                 =========         =========
AVERAGE SHARES USED IN COMPUTING EARNINGS
  PER COMMON SHARE (2)
    Basic ..............................................             340.6             331.2
                                                                 =========         =========

    Diluted ............................................             390.9             389.6
                                                                 =========         =========

"(1) Percentages are based on actual numbers before rounding."

"(2) Share and per share amounts for the 1997 first quarter have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997."

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

                                                                                     MARCH 27,   DECEMBER 26,
ASSETS                                                                                 1998         1997
-------------------------------------------------------------------------------      --------     --------
CASH AND CASH EQUIVALENTS ......................................................     $  5,400     $  5,032
                                                                                     --------     --------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS .....................................       10,502       12,384
                                                                                     --------     --------

MARKETABLE INVESTMENT SECURITIES ...............................................        3,131        3,309
                                                                                     --------     --------
TRADING ASSETS, AT FAIR VALUE
  Corporate debt and preferred stock ...........................................       33,732       32,501
  Equities and convertible debentures ..........................................       30,691       23,617
  Contractual agreements .......................................................       22,527       21,205
  U.S. Government and agencies .................................................       11,295        9,832
  Non-U.S. governments and agencies ............................................       10,608        9,755
  Mortgages, mortgage-backed, and asset-backed .................................        9,463        7,312
  Other ........................................................................        2,990        2,556
                                                                                     --------     --------
                                                                                      121,306      106,778
  Securities received as collateral, net of securities pledged as collateral....       12,490        --
                                                                                     --------     --------
  Total trading assets .........................................................      133,796      106,778
                                                                                     --------     --------

SECURITIES PLEDGED AS COLLATERAL ...............................................       16,452        --
                                                                                     --------     --------

RECEIVABLES UNDER RESALE AGREEMENTS ............................................       73,815       70,262
                                                                                     --------     --------
RECEIVABLES UNDER SECURITIES BORROWED TRANSACTIONS .............................       45,070       35,366
                                                                                     --------     --------
OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of
   $49 in 1998 and $50 in 1997) ................................................       29,140       26,529
  Brokers and dealers ..........................................................        5,866        5,100
  Interest and other ...........................................................        8,622        8,114
                                                                                     --------     --------
  Total ........................................................................       43,628       39,743
                                                                                     --------     --------

INVESTMENTS OF INSURANCE SUBSIDIARIES ..........................................        4,714        4,833

LOANS, NOTES, AND MORTGAGES (net of allowance for
  loan losses of $132 in 1998 and $130 in 1997) ................................        5,635        4,310

OTHER INVESTMENTS ..............................................................        2,132        1,826

PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
  (net of accumulated depreciation and amortization
  of $3,028 in 1998 and $2,910 in 1997) ........................................        2,215        2,074

GOODWILL (net of accumulated amortization of
  $180 in 1998 and $131 in 1997)................................................        5,412        5,455

OTHER ASSETS ...................................................................        1,522        1,447
                                                                                     --------     --------
TOTAL ASSETS ...................................................................     $353,424     $292,819
                                                                                     ========     ========


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,              MARCH 27,     DECEMBER 26,
  AND STOCKHOLDERS' EQUITY                                               1998            1997
------------------------------------------------------------------     ---------      ---------

LIABILITIES
PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS .................................     $  95,296      $  77,875
                                                                       ---------      ---------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS .................        49,867         44,850
                                                                       ---------      ---------
TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements .........................................        19,502         20,632
  U.S. Government and agencies ...................................        15,350         18,182
  Equities and convertible debentures ............................        21,337         15,724
  Non-U.S. governments and agencies ..............................        10,080          9,720
  Corporate debt, preferred stock, and other .....................         5,634          5,818
                                                                       ---------      ---------
  Total ..........................................................        71,903         70,076
                                                                       ---------      ---------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL ...........        28,942          --
                                                                       ---------      ---------
OTHER PAYABLES
  Customers ......................................................        17,390         16,519
  Brokers and dealers ............................................         8,551          4,112
  Interest and other .............................................        18,971         22,625
                                                                       ---------      ---------
  Total ..........................................................        44,912         43,256
                                                                       ---------      ---------

LIABILITIES OF INSURANCE SUBSIDIARIES ............................         4,594          4,716

LONG-TERM BORROWINGS .............................................        47,532         43,090
                                                                       ---------      ---------

TOTAL LIABILITIES ................................................       343,046        283,863
                                                                       ---------      ---------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES ......................         1,377            627
                                                                       ---------      ---------
STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY ...................................           425            425
                                                                       ---------      ---------
COMMON STOCKHOLDERS' EQUITY
  Common stock, par value $1.33 1/3 per share;
    authorized: 500,000,000; issued: 472,660,324 shares ..........           630            630
  Paid-in capital ................................................         1,360          1,065
  Accumulated other comprehensive income (net of tax) ............           (25)           (34)
  Retained earnings ..............................................         9,925          9,485
                                                                       ---------      ---------
                                                                          11,890         11,146
  Less: Treasury stock, at cost:
          1998 - 127,929,023 shares; 1997 - 137,578,035 shares             2,452          2,804
        Employee stock transactions ..............................           862            438
                                                                       ---------      ---------

TOTAL COMMON STOCKHOLDERS' EQUITY ................................         8,576          7,904
                                                                       ---------      ---------

TOTAL STOCKHOLDERS' EQUITY .......................................         9,001          8,329
                                                                       ---------      ---------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY .......................................     $ 353,424      $ 292,819
                                                                       =========      =========

BOOK VALUE PER COMMON SHARE ......................................     $   24.92      $   23.64
                                                                       =========      =========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
(Dollars in Millions)                                                    MARCH 27,     MARCH 28,
                                                                           1998          1997
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ......................................................     $     518      $     466
Noncash items included in earnings:
  Depreciation and amortization ...................................           126            105
  Policyholder reserves ...........................................            58             62
  Other ...........................................................           371            289
(Increase) decrease in operating assets:
  Trading assets ..................................................       (14,528)       (17,504)
  Cash and securities segregated for regulatory purposes
    or deposited with clearing organizations ......................         1,882         (1,855)
  Receivables under securities borrowed transactions ..............        (9,704)        (6,025)
  Customer receivables ............................................        (2,606)        (2,459)
  Sales of trading investment securities ..........................           256            344
  Purchases of trading investment securities ......................          (164)          (329)
  Other ...........................................................        (2,869)        (3,389)
Increase (decrease) in operating liabilities:
  Trading liabilities .............................................         1,827          7,237
  Payables under securities loaned transactions ...................         3,969          2,472
  Liabilities of insurance subsidiaries ...........................          (175)          (118)
  Customer payables ...............................................           871          1,698
  Other ...........................................................         6,197          3,030
                                                                        ---------      ---------
CASH USED FOR OPERATING ACTIVITIES ................................       (13,971)       (15,976)
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities .....................         1,000            756
  Sales of available-for-sale securities ..........................           659            605
  Purchases of available-for-sale securities ......................        (1,799)        (1,778)
  Maturities of held-to-maturity securities .......................           237            231
  Purchases of held-to-maturity securities ........................          (179)          (175)
  Acquisition, net of cash acquired ...............................        (5,220)            --
  Other investments and other assets ..............................          (435)          (134)
  Property, leasehold improvements, and equipment .................          (267)          (141)
                                                                        ---------      ---------
CASH USED FOR INVESTING ACTIVITIES ................................        (6,004)          (636)
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale agreements .................        10,110          5,470
  Commercial paper and other short-term borrowings ................         5,017          8,019
  Issuance and resale of long-term borrowings .....................         7,763          5,757
  Settlement and repurchase of long-term borrowings ...............        (3,145)        (1,606)
  Issuance of subsidiaries' preferred securities ..................           750            300
  Redemption of remarketed preferred stock ........................            --           (194)
  Common stock transactions .......................................           (74)          (294)
  Dividends .......................................................           (78)           (61)
                                                                        ---------      ---------
CASH PROVIDED BY FINANCING ACTIVITIES .............................        20,343         17,391
                                                                        ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS .............................           368            779

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................         5,032          3,375
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................     $   5,400      $   4,154
                                                                        =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes ....................................................     $      95      $      19
  Interest ........................................................         4,275          3,256

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 27, 1998
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

================================================================================
Basis of Presentation
--------------------------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 26, 1997 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report on Form 10-K for the year ended December 26, 1997. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1998 presentation.

================================================================================
New Accounting Pronouncements
--------------------------------------------------------------------------------

Merrill Lynch adopted Statement of Financial Accounting Standards ("SFAS") No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which requires balance sheet recognition of collateral related to certain secured financing transactions entered into after December 31, 1997. The adoption of such provisions creates the following additional captions on Merrill Lynch's balance sheet:

o   Securities received as collateral, net of securities pledged as collateral;

o   Securities pledged as collateral; and

o   Obligation to return securities received as collateral.

The balances recognized in these captions primarily represent securities received as collateral in term resale agreements for which the collateral provider does not have the explicit contractual right to substitute.

In March 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain internal use software costs. The SOP, which is effective January 1, 1999, was early adopted by Merrill Lynch in the 1998 first quarter and was not material to the
 .

================================================================================
Earnings Per Share
--------------------------------------------------------------------------------

In 1997, Merrill Lynch adopted SFAS No. 128, "Earnings Per Share", which requires reporting basic and diluted EPS. Information relating to these computations follows:

--------------------------------------------------------------------------------
                                        THREE MONTHS ENDED
                                       ---------------------
                                       MARCH 27,    MARCH 28,
                                         1998         1997
--------------------------------------------------------------------------------
Net earnings                           $    518     $    466
Preferred stock dividends                     9           11
                                       --------     --------
Net earnings applicable to
  common stockholders                  $    509     $    455
                                       ========     ========
--------------------------------------------------------------------------------
(shares in thousands)

Weighted-average shares
  outstanding                           340,571      331,156
                                       --------     --------
Effect of dilutive instruments:
  Employee stock options                 28,948       30,850
  FCCAAP shares                          16,831       22,192
  Restricted units                        4,496        5,336
  ESPP shares                                90           94
                                       --------     --------
  Dilutive potential common shares       50,365       58,472
                                       --------     --------
Total weighted-average
  diluted shares                        390,936      389,628
                                       ========     ========
--------------------------------------------------------------------------------
Basic earnings per share               $   1.49     $   1.37
Diluted earnings per share                 1.30         1.17
--------------------------------------------------------------------------------

================================================================================
Comprehensive Income
--------------------------------------------------------------------------------

In 1997, Merrill Lynch adopted SFAS No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:

--------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                 --------------------
                                                 MARCH 27,   MARCH 28,
                                                   1998        1997
--------------------------------------------------------------------------------
Net earnings                                       $ 518      $ 466
                                                   -----      -----
Other comprehensive income, net of tax:
  Foreign currency translation
    adjustment                                        15         (2)
  Net unrealized (losses) gains on
    investment securities available-for-sale          (6)         4
                                                   -----      -----
  Total other comprehensive income                     9          2
                                                   -----      -----

Comprehensive income                               $ 527      $ 468
                                                   =====      =====
--------------------------------------------------------------------------------

================================================================================
Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings at March 27, 1998 and December 26, 1997 are presented below:

--------------------------------------------------------------------------------
                                            MARCH 27,   DECEMBER 26,
                                               1998        1997
--------------------------------------------------------------------------------
PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
    Repurchase agreements                    $84,496     $71,044
    Securities loaned transactions            10,800       6,831
                                             -------     -------
    Total                                    $95,296     $77,875
                                             =======     =======
COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
    Commercial paper                         $32,310     $30,379
    Demand and time deposits                  11,054      10,531
    Bank loans and other                       6,503       3,940
                                             -------     -------
    Total                                    $49,867     $44,850
                                             =======     =======
--------------------------------------------------------------------------------

================================================================================
Preferred Securities Issued by Subsidiaries
--------------------------------------------------------------------------------

In January 1998, Merrill Lynch Preferred Capital Trust III (the "Trust"), a subsidiary of ML & Co., issued $750 of 7% Trust Originated Preferred
Securities (Service Mark). The Trust holds preferred securities of a limited partnership, which is also a subsidiary of ML & Co. The assets of the limited partnership consist primarily of debt securities of ML & Co. and one of its subsidiaries. ML & Co. has guaranteed, on a subordinated basis, certain payments by the Trust and the limited partnership.

================================================================================
Derivatives and Other Commitments
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:

--------------------------------------------------------------------------------
                       INTEREST                      EQUITY     COMMODITY
                           RATE        CURRENCY       PRICE         PRICE
(in billions)              RISK (1)(2) RISK (3)        RISK          RISK
--------------------------------------------------------------------------------
MARCH 27, 1998
--------------
Swap agreements          $1,569        $  160        $   10        $    6
Forward contracts            85           241             1             6
Futures contracts           307             1            12             2
Options purchased           204            79            57            10
Options written             158            79            48            10


DECEMBER 26, 1997
-----------------
Swap agreements          $1,482        $  159        $   17        $    2
Forward contracts            59           196             1            15
Futures contracts           202             1            15             2
Options purchased            99            71            60             3
Options written             133            73            44             3
--------------------------------------------------------------------------------

"(1) Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument."

"(2) Forward contracts subject to interest rate risk principally represent "To
     Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk."

"(3) Included in the currency risk category are certain contracts that are also subject to interest rate risk."


The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

--------------------------------------------------------------------------------
                                MARCH 27,   DECEMBER 26,
(in billions)                      1998         1997
--------------------------------------------------------------------------------
Interest rate derivatives (1)       $61          $53
Currency derivatives (1)             17           10
Equity derivatives                    4            3
--------------------------------------------------------------------------------

"(1) Includes swap contracts totaling $2 billion in notional amount that contain embedded options hedging callable debt at both dates."

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of March 27, 1998 would not have a material effect on the consolidated financial condition of Merrill Lynch.

================================================================================
Regulatory Requirements
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of ML & Co., is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 27, 1998, MLPF&S's regulatory net capital of $2,119 was 9% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,657.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of ML & Co., is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 27, 1998, MLGSI's liquid capital of $1,268 was 250% of its total market and credit risk, and liquid capital in excess of the minimum required was $660.

Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At March 27, 1998, MLI's financial resources were $4,225 and exceeded the minimum requirement by $828.


================================================================================
Interest Expense
--------------------------------------------------------------------------------

Interest expense includes payments in lieu of dividends of $5.0 and $2.1 for the first quarters of 1998 and 1997, respectively.


================================================================================
Litigation Matters
--------------------------------------------------------------------------------

An action is pending in the United States District Court for the Central District of California by Orange County, California (the "County"), which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against ML & Co. and certain of its subsidiaries in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. In addition, other actions are pending against or on behalf of ML & Co. and/or certain of its officers, directors, and employees and certain of its subsidiaries in federal and state courts in California and New York. These include class actions and stockholder derivative actions brought by persons alleging harm to themselves or to Merrill Lynch arising out of Merrill Lynch's dealings with the Orange County Treasurer-Tax Collector, or from the purchase of debt instruments issued by the County that were underwritten by ML & Co.'s subsidiary, MLPF&S. See "Commitments and Contingencies" in the notes to Merrill Lynch's audited consolidated financial statements contained in the 1997 10-K, as well as "Legal Proceedings" in the 1997 10-K and this Quarterly Report on Form 10-Q.


================================================================================
Subsequent Event
--------------------------------------------------------------------------------

On April 14, 1998, stockholders approved the proposal to amend ML & Co.'s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500 million to 1 billion.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 27, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 27, 1998 and March 28, 1997. These financial statements are the responsibility of the management of Merrill Lynch & Co., Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 26, 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
    New York, New York

    May 8, 1998

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors including economic conditions and monetary policy, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services. In addition, the recent relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the possible reform of the Glass-Steagall laws regarding separation of commercial and investment banking activities, have increased the number of companies competing for a similar customer base.

Global financial markets were generally strong during 1997, except for the 1997 fourth quarter when the devaluation of certain Asian currencies led to significant volatility and overall declines in global equity markets. This downward trend continued into early 1998, but stabilized throughout the remainder of the 1998 first quarter. The strengthening of Asian markets, combined with continued low interest rates and inflation in many countries, propelled U.S. and European equity markets to record highs in the 1998 first quarter.

Long-term U.S. interest rates at the end of the 1998 first quarter, as evidenced by the yield on the 30-year U.S. Treasury bond, remained relatively flat compared to year-end 1997, despite volatility during the quarter. Overall, however, interest rates remained lower compared to both the 1997 fourth quarter and the year-ago period. The decrease in interest rates was attributable to low inflation despite strong economic growth and low unemployment. Credit spreads, which represent the risk premiums paid by issuers based on credit rating or perception, narrowed less during the 1998 first quarter relative to the year-ago period. Global interest rates, following the trend in the U.S., were generally lower during the 1998 first quarter, when compared to both the 1997 fourth and first quarters.

U.S. equity markets, which posted significant overall gains in 1997, continued to advance in the 1998 first quarter, driven by low interest rates and strong performances in the technology and financial services sectors. During the 1998 first quarter, the Dow Jones Industrial Average reached a new high, increasing 11.3% from year-end 1997. In addition, the Nasdaq Composite Index and the S&P 500 (Registered Trademark) hit record levels, up 16.9% and 13.5% from year-end 1997 and 50.3% and 45.5% from the 1997 first quarter end, respectively.

Global equity markets rose on average approximately 13% during the first quarter of 1998, as measured by the Dow Jones World Index (Registered Trademark). Low interest rates and inflation, combined with prospects of strong corporate earnings, led to significant gains in European markets during the 1998 first quarter. Despite only modest returns in Japan and Hong Kong, the Asian markets rebounded from 1997 price declines due in part to balance sheet restructurings. In Latin American markets, lingering concerns over the Asian market events led to further declines during the 1998 first quarter.

Global underwriting volume reached a new high in the 1998 first quarter as low interest rates, combined with investor demand for higher credit quality investments, led to record debt and equity issuances. Underwriting revenues for the same period, however, rose only slightly, as debt offerings, which typically yield much lower fees than equity issuances, dominated underwriting activity during the quarter.

Strategic services activities remained strong during the 1998 first quarter, reflecting a continuation of the high level of merger and acquisition activity experienced in 1997. Driven by a generally favorable stock market, ongoing industry consolidations, as well as other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.

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

================================================================================
Results of Operations
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED                     INCREASE
                                          ---------------------------------------            1Q98 VERSUS
                                          MARCH 27,    DECEMBER 26,     MARCH 28,         ------------------
(in millions, except per share amounts)     1998           1997           1997            4Q97         1Q97
------------------------------------------------------------------------------------------------------------
Total revenues                             $9,166         $8,123         $7,451           12.8%        23.0%
Net revenues                                4,602          3,868          3,841           19.0         19.8
Pretax earnings                               874            729            766           19.9         14.0
Net earnings                                  518            466            466           11.2         11.4
Net earnings applicable
 to common stockholders                       509            456            455           11.5         11.9
Earnings per common share (1):
 Basic                                       1.49           1.37           1.37            8.8          8.8
 Diluted                                     1.30           1.17           1.17           11.1         11.1
Return on average common
 stockholders' equity                        24.8%          23.9%          28.3%
Effective tax rate                           38.0%          34.3%          38.0%
------------------------------------------------------------------------------------------------------------

"(1) Per share amounts for the 1997 first quarter have been restated for the two-for-one common stock split, effected in the form of a 100% stock dividend, paid on May 30, 1997."

The discussion that follows emphasizes the comparison between the first quarters of 1998 and 1997.

Merrill Lynch's net earnings were a record $518 million in the 1998 first quarter, up 11% from $466 million in the 1997 first quarter. Record revenues were achieved in commissions, principal transactions, and asset management and portfolio service fees. Increases in revenues were partially offset by higher costs primarily related to the fourth quarter 1997 acquisition of Mercury Asset Management ("Mercury"), variable compensation, and technology-related expenses.

Merrill Lynch believes that earnings measures that exclude the effect of goodwill amortization, a non-cash charge, are the most relevant indicators of the company's performance because they best illustrate the firm's operating results and ability to support growth. Earnings excluding the effect of goodwill amortization were $573 million in the 1998 first quarter, 19% above the 1997 first quarter. On the same basis, diluted earnings per share were $1.44 in the 1998 first quarter, up 19% from $1.21 in the 1997 first quarter, and return on average common equity was approximately 26.9% for the 1998 first quarter.

Despite strong revenue growth in the U.S., non-U.S. net revenues continued to increase to approximately 30% of Merrill Lynch's total net revenues in the 1998 first quarter, compared with approximately 24% in the 1997 first quarter. Recent acquisitions, including Mercury and Smith New Court PLC, have positively affected revenues from fee-based and non-U.S. equities and equity derivatives activities. In addition, Merrill Lynch's four key strategic priorities as a percentage of net revenues for the 1998 first quarter were as follows:

--------------------------------------------------------------------------------
                               PERCENTAGE OF NET REVENUES
                                  BY STRATEGIC PRIORITY
--------------------------------------------------------------------------------
Corporate and Institutional Client         43%
U.S. Private Client                        41
International Private Client                5
Asset Management                           11
                                          ---
                                          100%
                                          ===
--------------------------------------------------------------------------------

Merrill Lynch continued to expand into non-U.S. markets with the announcement in February that it would launch a new business in Japan to serve individual investors, through the planned opening of approximately 30 offices and the hiring of about 2,000 new employees, including 600 Financial Consultants. Expansion in this region is expected to further enhance both Merrill Lynch's Private Client and Asset Management activities.

Commissions revenues are summarized as follows:

--------------------------------------------------------------------------------
                          THREE MONTHS ENDED
                         ----------------------
                         MARCH 27,     MARCH 28,      %
(in millions)              1998          1997         INC.
--------------------------------------------------------------------------------
Listed and
  over-the-counter        $  770        $  625        23%
Mutual funds                 431           344        25
Other                        176           146        20
                          ------        ------
Total                     $1,377        $1,115        23
                          ======        ======
--------------------------------------------------------------------------------

Commissions revenues from listed and over-the-counter securities increased as a result of higher trading volumes on many stock exchanges around the world. Mutual fund commissions revenues rose due to higher distribution fees and strong sales of U.S. funds.

Significant components of interest and dividend revenues and interest expense follow:

--------------------------------------------------------------------------------
                                      THREE MONTHS ENDED
                                     ----------------------
                                     MARCH 27,    MARCH 28,
(in millions)                          1998          1997
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
  Trading assets                      $1,312        $1,226
  Resale agreements                    1,359           931
  Securities borrowed                    894           832
  Margin lending                         661           451
  Other                                  516           408
                                      ------        ------
  Total                                4,742         3,848
                                      ------        ------
INTEREST EXPENSE
  Repurchase agreements                1,541         1,063
  Borrowings                           1,361           980
  Trading liabilities                    761           753
  Securities loaned                      483           535
  Other                                  418           279
                                      ------        ------
  Total                                4,564         3,610
                                      ------        ------
NET INTEREST AND
  DIVIDEND PROFIT                     $  178        $  238
                                      ======        ======
--------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit decreased 25% from the 1997 first quarter, primarily as a result of increased financing costs related to the Mercury acquisition.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" above, increased (decreased) interest expense by $29 million and $(6) million for the 1998 and 1997 first quarters, respectively.

Principal transactions revenues were up 8% from the 1997 first quarter to $1.2 billion due to higher trading revenues from equities and equity derivatives, interest rate and currency swaps, and foreign exchange instruments, partially offset by lower revenues from many fixed income products.

The table that follows provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

--------------------------------------------------------------------------------
                                              PRINCIPAL   NET INTEREST    NET
                                             TRANSACTIONS   REVENUES    TRADING
(in millions)                                  REVENUES    (EXPENSES)   REVENUES
--------------------------------------------------------------------------------
1998 FIRST QUARTER
------------------
Equities and equity derivatives                  $  440        $(39)    $  401
Interest rate and currency swaps                    395         (73)       322
Taxable fixed-income                                182          63        245
Foreign exchange and commodities                     71           1         72
Municipals                                           64           6         70
                                                 ------        ----     ------
Total                                            $1,152        $(42)    $1,110
                                                 ======        ====     ======

1997 FIRST QUARTER
------------------
Equities and equity derivatives                  $  316        $(30)    $  286
Interest rate and currency swaps                    310         (30)       280
Taxable fixed-income                                325          79        404
Foreign exchange and commodities                     30           4         34
Municipals                                           82           5         87
                                                 ------        ----     ------
Total                                            $1,063        $ 28     $1,091
                                                 ======        ====     ======
--------------------------------------------------------------------------------

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

Equities and equity derivatives trading revenues were $440 million, up 39% from the 1997 first quarter due to higher revenues from non-U.S. equities, convertible securities, and equity derivatives. The increase in revenues from non-U.S. equities and convertible securities was attributable to higher transaction volume and price appreciation, while the growth in equity derivatives revenues was due to increased customer demand compared with the same period a year ago.

Interest rate and currency swap trading revenues rose 27% to $395 million, primarily due to higher dollar-denominated derivative volume attributable in part to U.S. interest rate volatility, increased customer demand for complex derivative products, and greater activity in emerging market-related derivatives.

Taxable fixed-income trading revenues were down 44% to $182 million as a result of lower trading revenues from money market instruments, corporate bonds and preferred stock, and mortgage-backed products. The decrease in money market instruments revenues was attributable to the continued weakening of certain Asian positions. Trading revenues from corporate bonds and preferred stock decreased due to reduced compression of credit spreads relative to the 1997 first quarter and continued uncertainty in the Asian markets. The decrease in mortgage-backed revenues resulted from a less favorable market environment compared to the year-ago period. Nevertheless, net trading results from mortgage-backed revenues, which include net interest revenues, were relatively unchanged.

Foreign exchange and commodities trading revenues were up 136% to $71 million, attributable mainly to fluctuations in the U.S. dollar versus the Indonesian rupiah and Malaysian ringgit. Municipal securities trading revenues were down 23% to $64 million due to lower customer demand.

A summary of Merrill Lynch's investment banking revenues follows:

--------------------------------------------------------------------------------
                        THREE MONTHS ENDED
                       --------------------
                       MARCH 27,   MARCH 28,        %
(in millions)             1998        1997         INC.
--------------------------------------------------------------------------------
Underwriting            $  588      $  452          30%
Strategic services         213         156          36
                        ------      ------
Total                   $  801      $  608          32
                        ======      ======
--------------------------------------------------------------------------------

Underwriting revenues were up from 1997 first quarter levels due to increases in equity, defined asset fund, and convertible issuances. Benefiting from higher underwriting volume, Merrill Lynch retained its position as the leading underwriter of total U.S. and global debt and equity offerings. Merrill Lynch's underwriting market share information based on transaction value follows:

--------------------------------------------------------------------------------
                                  THREE MONTHS ENDED
                           --------------------------------
                           MARCH 27, 1998    MARCH 28, 1997
                           --------------    --------------
                           MARKET            MARKET
                           SHARE    RANK     SHARE   RANK
--------------------------------------------------------------------------------
U.S. PROCEEDS
  Debt                       15.6%    1        15.3%    1
  Equity                     16.1     1        18.8     1
  Debt and Equity            16.3     1        15.7     1
GLOBAL PROCEEDS
  Debt                       12.7     1        12.8     1
  Equity                     16.8     1        16.7     1
  Debt and Equity            13.5     1        12.7     1
--------------------------------------------------------------------------------

"Source: Securities Data Co. ("SDC") statistics based on full credit to book manager."

Strategic services revenues remained strong, benefiting from increased merger and acquisition activity due to consolidations within and across various industries and significant gains in market share of completed transactions from a year ago. These favorable market conditions enabled Merrill Lynch to extend its lead in global investment banking, ranking No. 1 for the first time in both announced and completed global mergers and acquisitions. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

--------------------------------------------------------------------------------
                           THREE MONTHS ENDED
                  -------------------------------------
                    MARCH 27, 1998      MARCH 28, 1997
                  -----------------    ----------------
                  MARKET               MARKET
                  SHARE        RANK    SHARE       RANK
--------------------------------------------------------------------------------
COMPLETED
 TRANSACTIONS
  U.S              39.3%         1      18.4%        2
  Global           28.4          1      11.2         3
ANNOUNCED
 TRANSACTIONS
  U.S              26.4          2      42.3         1
  Global           22.1          1      29.6         1
--------------------------------------------------------------------------------

"Source: SDC statistics based on full credit to both target and acquiring companies' advisors."

Merrill Lynch's asset management and portfolio service fees are summarized below:

--------------------------------------------------------------------------------
                          THREE MONTHS ENDED
                         --------------------
                         MARCH 27,   MARCH 28,   %
(in millions)              1998       1997(1)   INC.
--------------------------------------------------------------------------------
Asset management fees      $512        $284     81%
Portfolio service fees      252         178     42
Account fees                112         104      7
Other fees                   94          80     18
                           ----        ----
Total                      $970        $646     50
                           ====        ====
--------------------------------------------------------------------------------

Total assets in client accounts or under management reached an industry record $1.3 trillion at quarter end. The changes in these balances are described below.

--------------------------------------------------------------------------------
                                              NET CHANGES DUE TO
                                            -----------------------
                                 MARCH 28,   NEW          ASSET       MARCH 27,
(in billions)                      1997     MONEY (1)  APPRECIATION     1998
--------------------------------------------------------------------------------
Total assets in client accounts
  or under management              $868      $275 (2)     $185        $1,328
Total assets under management       247       207           34           488
--------------------------------------------------------------------------------

"(1) Includes $167 billion of assets related to the fourth quarter 1997 acquisition of Mercury."

"(2) Includes $17 billion of assets related to the third quarter 1997 acquisition of MasterWorks, a 401(k) service provider."

Asset management fees increased significantly due to the integration of Mercury, net asset appreciation, and strong inflows of client assets. Portfolio service fees benefited from growth in client accounts and asset levels from various asset-based fee products, including Merrill Lynch Consults (Registered Trademark), Mutual Fund Advisor (Service Mark), and Asset Power (Registered Trademark). Account fees rose due to an increase in the number of customer and custodial accounts. Other fee-based revenues were up due primarily to higher revenues from transfer agency activities.

Other revenues were $124 million, down 27% from the 1997 first quarter due to lower realized gains from merchant banking activities.

Merrill Lynch's non-interest expenses are summarized below:

--------------------------------------------------------------------------------
                                            THREE MONTHS ENDED
                                           ---------------------
                                            MARCH 27,  MARCH 28,
(in millions)                                 1998        1997
--------------------------------------------------------------------------------

Compensation and benefits                     $2,375     $1,988
                                              ------     ------
Non-interest expenses,
  excluding compensation and
  benefits:
    Communications and
      equipment rental                           198        158
    Occupancy                                    135        120
    Depreciation and amortization                126        105
    Professional fees                            263        198
    Advertising and market
      development                                172        144
    Brokerage, clearing, and
      exchange fees                              150        118
    Goodwill amortization                         55         15
    Other                                        254        229
                                              ------     ------
Total non-interest expenses,
  excluding compensation
  and benefits                                 1,353      1,087
                                              ------     ------
Total non-interest expenses                   $3,728     $3,075
                                              ======     ======
Compensation and benefits
  as a percentage of net revenues              51.6%      51.8%
Compensation and benefits as a
  percentage of pretax earnings
  before compensation and benefits             73.1%      72.2%
--------------------------------------------------------------------------------

Non-interest expenses were up 21% from the 1997 first quarter. Approximately 25% of the increase in non-interest expenses was attributable to the integration and ongoing operating costs of Mercury.

The largest expense category, compensation and benefits expense, rose 19% from the 1997 first quarter due to higher production-related and incentive compensation, and increased headcount. Production-related compensation was up due to strong business volume, while incentive compensation rose as a result of increased profitability. In addition, approximately 600 and 5,900 employees, respectively, were added since the end of the 1997 fourth and first quarters, resulting in total employees of approximately 57,200 at the end of the 1998 first quarter. Headcount increased due to acquisitions, strategic business expansion, and growth in existing businesses. The ratio of support employees and sales assistants to producers increased from 1.52 at first quarter-end 1997 to
1.58 at first quarter-end 1998.

Facilities-related costs, which include communications and equipment rental, occupancy, and depreciation and amortization rose 20% to $459 million, as increased business volume, continued emphasis on technology initiatives, and global expansion led to higher costs.

Professional fees were up 33% to $263 million, attributable principally to higher systems and management consulting costs related to various technology projects, including the Year 2000 and European Monetary Union initiatives, as well as other systems and strategic market studies. Advertising and market development expense rose 19% primarily as a result of increased advertising costs, partly related to the Roth IRA campaign, and higher travel costs related to business development. Brokerage, clearing, and exchange fees increased 27% due to higher global securities trading volume and $18 million in custody and clearing costs for Mercury. Goodwill amortization, a non-cash charge, increased $40 million due to the Mercury acquisition. Other expenses were up 11%, primarily due to higher office supplies and postage costs.

Income tax expense was $332 million in the 1998 first quarter, up 14% from the same period a year ago. The effective tax rate was 38.0%, unchanged from the 1997 first quarter.

================================================================================
Liquidity and Liability Management
--------------------------------------------------------------------------------

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

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding alternatives include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured bank credit facilities that, at March 27, 1998, totaled $6.8 billion and were not drawn upon. To finance the purchase of Mercury, Merrill Lynch obtained additional short-term bank credit facilities totaling 2.0 billion British pounds (approximately $3.3 billion), which were drawn upon during the 1998 first quarter. These borrowings were repaid in full in April 1998.

Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon its bank credit facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turns over frequently and is typically match-funded with liabilities having similar maturities and cash flow characteristics. At March 27, 1998, substantially all of Merrill Lynch's assets were considered readily marketable by management.

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

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $32.3 billion at March 27, 1998 and $30.4 billion at December 26, 1997, which was equal to 9% and 10% of total assets at first quarter-end 1998 and year-end 1997, respectively.

Outstanding long-term debt at March 27, 1998 increased to $47.5 billion from $43.1 billion at December 26, 1997. Major components of the change in long-term debt for the 1998 first quarter follow:

--------------------------------------------------------------------------------
(in billions)
--------------------------------------------------------------------------------

December 26, 1997                   $43.1
Issuances                             7.4
Maturities                           (2.7)
Other                                (0.3)
                                    -----
March 27, 1998 (1)                  $47.5
                                    =====
--------------------------------------------------------------------------------

"(1) At the end of the 1998 first quarter, $33.5 billion of long-term debt had maturity dates beyond one year."

Approximately $85.1 billion of indebtedness at March 27, 1998 is considered senior indebtedness as defined under various indentures.

At March 27, 1998, Merrill Lynch's senior long-term debt, preferred stock, and Trust Originated Preferred Securities (Service Mark) ("TOPrS" (Registered Trademark)) were rated by recognized credit rating agencies, as follows:

--------------------------------------------------------------------------------
                                                  SENIOR   PREFERRED STOCK
                                                   DEBT       AND TOPRS
RATING AGENCY                                     RATINGS      RATINGS
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                     AA            AA-
Fitch IBCA, Inc.                                    AA            AA-
Japan Rating & Investment Information, Inc. (1)     AA         Not Rated
Moody's Investors Service, Inc.                     Aa3           aa3
Standard & Poor's                                   AA-            A
Thomson BankWatch, Inc.                             AA+        Not Rated
--------------------------------------------------------------------------------

"(1) Effective April 1, 1998, the Japan Bond Research Institute merged with
     Nippon Investors Service to form the Japan Rating & Investment Information, Inc."

As part of an overall liquidity management strategy, Merrill Lynch's insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts as well as expected future acquisition and maintenance expenses for all contracts. The insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, or credit risks attributable to fixed-rate products, thereby reducing the insurance subsidiaries' risk profile and liquidity demands. At March 27, 1998, approximately 82% of invested assets of insurance subsidiaries were considered liquid by management.

================================================================================
Capital Resources and Capital Adequacy
--------------------------------------------------------------------------------

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $8.6 billion in common equity and $425 million in preferred stock at March 27, 1998. In January 1998, a subsidiary of ML & Co. issued $750 million of perpetual TOPrS. These subsidiary-issued preferred securities, in addition to $627 million in outstanding preferred securities of other subsidiaries, further strengthen Merrill Lynch's equity capital base.

Merrill Lynch's leverage ratios were as follows:
--------------------------------------------------------------------------------
                                                   ADJUSTED
                                       LEVERAGE    LEVERAGE
                                       RATIO(1)    RATIO(2)
--------------------------------------------------------------------------------
PERIOD-END
  March 27, 1998                         34.1x      19.8x
  December 26, 1997                      32.7x      20.9x

AVERAGE (3)
  Three months ended March 27, 1998      36.9x      20.6x
  Year ended December 26, 1997           35.5x      21.5x
--------------------------------------------------------------------------------

"(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries."

"(2) Total assets less (a) securities received as collateral, net of securities pledged as collateral, (b) securities pledged as collateral, (c) receivables under (i) resale agreements and (ii) securities borrowed transactions, to total stockholders' equity and preferred securities issued by subsidiaries."

"(3) Computed using month-end balances."

Overall capital needs are continually reviewed to ensure that Merrill Lynch's capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of its subsidiaries. Statistically-based product risk models are used to estimate potential losses arising from market and credit risks. These dynamic models incorporate changes in business risk into Merrill Lynch's equity requirements. Based upon these analyses and other criteria, management believes that Merrill Lynch's equity capital base is adequate.

No common stock repurchases were made during the 1998 first quarter; Merrill Lynch repurchased 7.5 million shares of common stock during the 1997 first quarter. Remaining authority to repurchase shares under the share repurchase program is 9.8 million shares. Merrill Lynch will continue to manage share repurchases, taking into account capital needs and the effect of employee stock issuances.

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

================================================================================
Capital Projects and Expenditures
--------------------------------------------------------------------------------

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. To support business expansion, for example, Merrill Lynch plans to build a new European headquarters in London with expected costs of approximately $650 million. Completion of this facility is expected to occur in 2001. During 1997, Merrill Lynch approved a plan to construct an office complex in central New Jersey to consolidate certain operations. Construction costs are estimated at approximately $325 million, and completion of this facility is anticipated in 2000.

Significant technology initiatives include Trusted Global Advisor (Service
Mark)("TGA"(Service Mark)), and Year 2000 and European Monetary Union ("EMU") systems compliance. The TGA system, a technology platform for Financial Consultants, is expected to be available to all U.S. Financial Consultants by the end of the 1998 third quarter. New system applications will be added to the platform at various times throughout the year. The projected remaining expenditures for development and installation of the TGA system are approximately $165 million.

The modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining costs are estimated at $175 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk to the company. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

As of January 1, 1999, the "euro" is expected to be adopted as the national currency of participating member states of the EMU. Since participating member states' local currencies will continue to be legal tender until July 2002, systems must be modified to handle conversion issues between the euro and the existing local currencies. Remaining costs to ensure EMU capability are estimated at approximately $75 million. Merrill Lynch expects to be EMU-capable by the end of the 1998 fourth quarter.

================================================================================
Average Assets and Liabilities
--------------------------------------------------------------------------------

Merrill Lynch monitors changes in its balance sheet using average daily balances that are determined on a settlement date basis and reported for management information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances. These changes were consistent with the growth in the financial statement balances from fourth quarter 1997 to first quarter 1998.

For the first three months of 1998, average total assets were $372 billion, up 24% from $300 billion for the 1997 fourth quarter. Average total liabilities rose 24% to $362 billion from $291 billion for the 1997 fourth quarter. The major components in the growth of average total assets and liabilities for the first three months of 1998 are summarized as follows:

--------------------------------------------------------------------------------
                                               INCREASE IN             PERCENT
(in millions)                                 AVERAGE ASSETS           INCREASE
--------------------------------------------------------------------------------
Trading assets                                     $30,414                  27%
Securities pledged as collateral                    20,763                 N/M
Receivables under
  resale agreements and securities
  borrowed transactions                             13,094                  11
Goodwill and organization costs                      4,825                 N/M

--------------------------------------------------------------------------------
                                               INCREASE IN            PERCENT
                                            AVERAGE LIABILITIES       INCREASE
--------------------------------------------------------------------------------
Obligation to return securities
  received as collateral                           $43,336                 N/M
Payables under repurchase
  agreements and securities
  loaned transactions                               13,778                  14%
Trading liabilities                                  8,128                  13
Long-term borrowings                                 3,042                   7
--------------------------------------------------------------------------------
"N/M - Not Meaningful"

Statement of Financial Accounting Standards ("SFAS") No. 127 requires Merrill Lynch to recognize collateral on certain resale and repurchase agreements. Due to the adoption of SFAS No. 127, trading assets and securities pledged as collateral increased $22 billion and $21 billion, respectively. The offset to the growth in average assets was a $43 billion increase in the obligation to return securities received as collateral (for more information on SFAS No. 127, see "New Accounting Pronouncements" section in Notes to the Consolidated Financial Statements - Unaudited).

In addition, during the first quarter of 1998, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Receivables under resale agreements and securities borrowed transactions and payables under repurchase agreements and securities loaned transactions rose to meet higher funding requirements for increased trading activity. These transactions increased as a result of expanded matched-book activity, primarily involving foreign governments and agencies. Goodwill and organization costs were higher primarily as a result of the acquisition of Mercury.

Assets are funded through diversified sources which include repurchase agreements and securities loaned transactions, commercial paper and other unsecured short-term borrowings, long-term borrowings, preferred securities issued by subsidiaries, and equity. In addition to the increase in repurchase agreements and securities loaned transactions, the growth in average assets was funded by higher long-term borrowings, particularly medium-term notes.

================================================================================
Non-Investment Grade Holdings and Highly Leveraged Transactions
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
"Non-Investment Grade Holdings"

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have continued to increase to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. Non-investment grade holdings have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

The following table summarizes positions with non-investment grade issuers (for cash instruments) or counterparties (for derivatives in a gain position), which are carried at fair value.

--------------------------------------------------------------------------------
                                            MARCH 27,   DECEMBER 26,
(in millions)                                 1998         1997
--------------------------------------------------------------------------------
Trading assets:
      Cash instruments                      $13,382      $12,993
      Derivatives (1)                         3,030        3,079
Trading liabilities - cash instruments        3,313        2,962
Marketable investment securities                364          648
Insurance subsidiaries' investments             208          192
--------------------------------------------------------------------------------

"(1) Collateral of $654 and $599 was obtained at March 27, 1998 and December 26,
     1997, respectively, to reduce risk related to these derivative balances."

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 27, 1998, the carrying value of such debt and equity securities totaled $102 million, of which 45% resulted from Merrill Lynch's market-making activities in such securities. This compared with $142 million at December 26, 1997, of which 56% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $384 million and $432 million at March 27, 1998 and December 26, 1997, respectively.

Derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swap) or potentially force ownership of the underlying security (e.g., short put option). In addition, derivatives may subject Merrill Lynch to credit spread risk, in that changes in credit quality of the underlying securities may offset the derivatives' fair values.

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

--------------------------------------------------------------------------------
                                                MARCH 27,   DECEMBER 26,
(in millions)                                      1998        1997
--------------------------------------------------------------------------------
Derivative fair values:
      Trading assets (1)                         $   64      $   62
      Trading liabilities                           134          62
Derivative notionals (off-balance-sheet) (2)      2,222       3,257
--------------------------------------------------------------------------------

"(1) The preceding table includes $44 and $42 at March 27, 1998 and December
     26, 1997, respectively, of credit risk exposures to non-investment grade counterparties."

"(2) Represents amount subject to strike or reference price."

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

A summary of cash instruments and derivatives used to hedge the credit risk of non-investment grade positions follows:

--------------------------------------------------------------------------------
                                                MARCH 27,   DECEMBER 26,
(in millions)                                     1998        1997
--------------------------------------------------------------------------------
Trading assets - cash instruments                $  952      $1,312
Derivative notionals (off-balance-sheet) (1)      3,948       4,235
--------------------------------------------------------------------------------
"(1) Represents amount subject to strike or reference price."

At March 27, 1998, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $907 million.

--------------------------------------------------------------------------------
"Highly Leveraged Transactions"

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

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be made on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

--------------------------------------------------------------------------------
                                                  MARCH 27,      DECEMBER 26,
(In millions)                                       1998              1997
--------------------------------------------------------------------------------
Loans (net of allowance for loan losses) (1)        $659              $467
Equity investments (2)                               159               170
Partnership interests                                181                82
Bridge loan                                           30                --
Additional commitments to invest in partnerships      62                60
Unutilized revolving lines of credit and other
 lending commitments                                 650               485
--------------------------------------------------------------------------------

"(1) Represented outstanding loans to 51 and 48 companies at March 27, 1998 and December 26, 1997, respectively."

"(2) Invested in 77 and 72 enterprises at March 27, 1998 and December 26, 1997, respectively."

At March 27, 1998, no one industry sector accounted for more than 28% of total non-investment grade positions and highly leveraged transactions.

================================================================================
Statistical Data
--------------------------------------------------------------------------------

                                                1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.       1ST QTR.
                                                  1997           1997           1997           1997           1998
                                                --------       --------       --------       --------       --------
CLIENT ACCOUNTS (IN BILLIONS):
U.S. Client Assets                              $    818       $    886       $    960       $    979       $  1,086
Non-U.S. Client Assets                                50             54             58            225            242
                                                --------       --------       --------       --------       --------
Total Assets in Client Accounts or
  Under Management                              $    868       $    940       $  1,018       $  1,204       $  1,328
                                                ========       ========       ========       ========       ========
Assets Under Management:
   MLAM (a):
    Money Market                                $     99       $     98       $    105       $    107       $    117
    Equity                                            62             68             73             72             80
    Fixed-Income                                      43             45             46             48             53
    Private Portfolio                                 40             43             45             49             55
    Insurance                                          3              3              3              3              3
                                                --------       --------       --------       --------       --------
    Total                                       $    247            257       $    272       $    279       $    308
   Mercury                                            --             --             --            167            180
                                                --------       --------       --------       --------       --------
Total Assets Under Management                   $    247       $    257       $    272       $    446       $    488
                                                ========       ========       ========       ========       ========
ML Consults (Registered Trademark)              $     21       $     24       $     26       $     27       $     31
Mutual Fund Advisor (Service Mark) and
    Asset Power (Registered Trademark)          $     10       $     12       $     14       $     15       $     18
401(k) Assets                                   $     47       $     51       $     71       $     74       $     80
-------------------------------------------------------------------------------------------------------------------------
UNDERWRITING (DOLLARS IN BILLIONS) (b):
Global Debt and Equity:
  Volume                                        $     57       $     62       $     68       $     64       $     92
  Market Share                                      12.7%          12.9%          13.4%          14.8%          13.5%
U.S. Debt and Equity:
  Volume                                        $     46       $     50       $     59       $     56       $     78
  Market Share                                      15.7%          16.0%          15.8%          16.7%          16.3%
-------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S                                             42,900         43,500         45,000         45,800         46,100
  Non-U.S                                          8,400          8,900          9,200         10,800         11,100
                                                --------       --------       --------       --------       --------
  Total                                           51,300         52,400         54,200         56,600         57,200
                                                ========       ========       ========       ========       ========
  Financial Consultants and
    Account Executives Worldwide                  14,600         14,800         15,200         15,300         15,300
  Support Personnel to
    Producer ratio (c)                              1.52           1.54           1.53           1.57           1.58
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
  Net Earnings (in millions)                    $    466       $    481       $    493       $    466       $    518
  Annualized Return on Average
    Common Stockholders' Equity                     28.3%          28.5%          27.3%          23.9%          24.8%
  Earnings per Common Share:
    Basic                                       $   1.37       $   1.43       $   1.46       $   1.37       $   1.49
    Diluted                                     $   1.17       $   1.25       $   1.25       $   1.17       $   1.30
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS):
  Total Assets                                  $247,603       $268,036       $288,430       $292,819       $353,424
  Total Stockholders' Equity                    $  6,925       $  7,268       $  7,797       $  8,329       $  9,001
-------------------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (IN THOUSANDS):
  Weighted Average Shares Outstanding:
    Basic                                        331,156        329,901        330,958        333,853        340,571
    Diluted                                      389,628        378,901        387,643        390,822        390,936
  Common Shares Outstanding                      330,921        329,048        332,352        335,082        344,731
  Shares Repurchased (d)                           7,474          5,588            240              0              0
-------------------------------------------------------------------------------------------------------------------------

"(a) Merrill Lynch Asset Management."

"(b) Full credit to book manager. Market share data derived from Securities Data
     Co."

"(c) Support personnel includes sales assistants."

"(d) Does not include shares either (i) owned by employees and used to pay for the exercise of stock options or (ii) stock withheld from employee stock option exercises to pay associated taxes."

                            [Intentionally Left Blank]

                           PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

Since the filing of ML & Co.'s 1997 Form 10-K, the following events have taken place with respect to the NASDAQ Antitrust Litigation described therein. On March 23, 1998, plaintiffs in this action agreed to the Proposed Settlement with the remaining defendant that had not previously agreed to such settlement, and on March 30, 1998, the court preliminarily approved the settlement.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 14, 1998, ML & Co. held its Annual Meeting of Stockholders, at which 88.4% of the shares of Common Stock, par value $1.33 1/3 per share (the "Common Stock"), outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of five directors to the Board of Directors to hold office for a term of three years; (ii) the approval to amend ML & Co.'s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500,000,000 to 1,000,000,000; and (iii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all five nominees to three-year terms as members of the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: Herbert M. Allison, Jr. received 293,877,140 votes in favor and 8,860,725 votes were withheld; Earle H. Harbison, Jr. received 293,861,362 votes in favor and 8,876,503 votes were withheld; William R. Hoover received 293,888,188 votes in favor and 8,849,677 votes were withheld; Robert P. Luciano received 293,893,171 votes in favor and 8,844,694 votes were withheld; and David K. Newbigging received 293,909,360 votes in favor and 8,828,505 votes were withheld.

The stockholders approved the proposal to amend ML & Co.'s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500,000,000 to 1,000,000,000. The votes cast for and against, as well as the number of abstentions, for this proposal were as follows: 285,356,956 votes in favor, 16,259,306 votes against, and 1,121,603 shares abstained.

The stockholders did not approve the stockholder proposal concerning cumulative voting in election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes, for this proposal were as follows:
56,960,000 votes in favor, 186,136,028 votes against, 8,521,651 shares abstained, and 51,120,186 shares represented broker non-votes.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (3)(i) ML & Co.'s Restated Certificate of Incorporation effective as of April 28, 1998

      (4) Instruments defining the rights of security holders, including indentures:

               Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & CO. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.

      (10) Merrill Lynch & Co., Inc. Deferred Unit and Stock Unit Plan for Non-Employee Directors

      (11)     Statement re: computation of per share earnings

      (12)     Statement re: computation of ratios

      (15)     Letter re: unaudited interim financial information

      (27)     Financial Data Schedule


(b)   Reports on Form 8-K

      The following Current Reports on Form 8-K were filed by ML & Co. with the Commission during the quarterly period covered by this Report:

      (i) Current Report dated January 20, 1998 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summaries for the three- and twelve-month periods ended
               December 26, 1997.

      (ii) Current Report dated January 30, 1998 for the purpose of filing the form of ML & Co.'s 7 7/8% STRYPES due February 1, 2001.

      (iii) Current Report dated February 4, 1998 for the purpose of filing ML & Co.'s Floating Rate Notes due February 4, 2003.

      (iv) Current Report dated February 12, 1998 for the purpose of filing ML & Co.'s 6% Notes due February 12, 2003.

      (v) Current Report dated February 23, 1998 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of ML & Co. as of December 26, 1997.

      (vi) Current Report dated March 19, 1998 for the purpose of filing the Oracle Corporation Indexed Callable Protected Growth Securities(SM) due March 31, 2003 of ML & Co.

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


                                                MERRILL LYNCH & CO., INC.
                                                -------------------------
                                                      (Registrant)


Date:  May 8, 1998            By:               /s/ E. Stanley O'Neal
                                                ------------------------
                                                    E. Stanley O'Neal
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibits

3(i) ML & Co.'s Restated Certificate of Incorporation effective as of April 28, 1998

10 Merrill Lynch & Co., Inc. Deferred Unit and Stock Unit Plan for Non-Employee Directors

11    Statement re: computation of per share earnings

12    Statement re: computation of ratios

15    Letter re: unaudited interim financial information

27    Financial Data Schedule