Form 10-Q
period 1998-06-26
MERRILL LYNCH & CO INC
filed 1998-08-10
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            June 26, 1998
                                          -------------

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

                       348,250,990 shares of Common Stock
                 (as of the close of business on July 31, 1998)

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. Financial Statements
        --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                     FOR THE THREE
                                                     MONTHS ENDED
                                                  ------------------
(Dollars in Millions,                             JUNE 26,  JUNE 27,  PERCENT(1)
Except Per Share Amounts)                           1998      1997   INC./(DEC.)
                                                  --------  -------- -----------
REVENUES
 Commissions                                      $1,386    $1,078      28.6%
 Interest and dividends                            4,948     4,330      14.3
 Principal transactions                              972     1,151     (15.6)
 Investment banking                                  869       625      39.0
 Asset management and portfolio
  service fees                                     1,022       670      52.5
 Other                                               184       157      17.6
                                                  ------    ------     -----
 Total Revenues                                    9,381     8,011      17.1

 Interest Expense                                  4,672     4,044      15.5
                                                  ------    ------     -----
 Net Revenues                                      4,709     3,967      18.7
                                                  ------    ------     -----
NON-INTEREST EXPENSES (2)
 Compensation and benefits                         2,378     2,004      18.7
 Communications and technology                       408       294      38.6
 Occupancy and related depreciation                  207       174      19.1
 Professional fees                                   151       131      15.5
 Advertising and market development                  195       156      25.1
 Brokerage, clearing, and exchange fees              161       112      44.4
 Goodwill amortization                                56        16       N/M
 Other                                               246       296     (16.8)
                                                  ------    ------     -----
 Total Non-Interest Expenses                       3,802     3,183      19.5
                                                  ------    ------     -----
EARNINGS BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES
 ISSUED BY SUBSIDIARIES                              907       784      15.6

Income Tax Expense                                   336       290      15.7

Dividends on Preferred Securities
 Issued by Subsidiaries                               26        13     106.3
                                                  ------    ------     -----
NET EARNINGS                                      $  545    $  481      13.1%
                                                  ======    ======     =====
NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS                              $  535    $  472      13.4%
                                                  ======    ======     =====
EARNINGS PER COMMON SHARE
  Basic                                           $ 1.55    $ 1.43
                                                  ======    ======
  Diluted                                         $ 1.33    $ 1.25
                                                  ======    ======
DIVIDEND PAID PER COMMON SHARE                    $  .24    $  .20
                                                  ======    ======
AVERAGE SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE
  Basic                                            346.3     329.9
                                                  ======    ======
  Diluted                                          402.0     378.9
                                                  ======    ======

(1)   Percentages are based on actual numbers before rounding.

(2) Certain prior period non-interest expenses have been reclassified to conform to the current period presentation.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                    FOR THE SIX
                                                    MONTHS ENDED
                                                 ------------------
(Dollars in Millions,                             JUNE 26,  JUNE 27,  PERCENT(1)
Except Per Share Amounts)                           1998      1997   INC./(DEC.)
                                                 --------  --------  -----------
REVENUES
 Commissions                                      $2,763    $2,193      26.0%
 Interest and dividends                            9,690     8,178      18.5
 Principal transactions                            2,123     2,215      (4.1)
 Investment banking                                1,670     1,233      35.4
 Asset management and portfolio
  service fees                                     1,993     1,316      51.4
 Other                                               308       327      (5.9)
                                                  ------    ------     -----
 Total Revenues                                   18,547    15,462      20.0

 Interest Expense                                  9,236     7,654      20.7
                                                  ------    ------     -----
 Net Revenues                                      9,311     7,808      19.3
                                                  ------    ------     -----
NON-INTEREST EXPENSES (2)
 Compensation and benefits                         4,753     3,991      19.1
 Communications and technology                       773       571      35.2
 Occupancy and related depreciation                  399       344      16.2
 Professional fees                                   316       265      19.5
 Advertising and market development                  367       300      22.4
 Brokerage, clearing, and exchange fees              311       230      35.5
 Goodwill amortization                               111        31       N/M
 Other                                               500       525      (4.8)
                                                  ------    ------     -----
 Total Non-Interest Expenses                       7,530     6,257      20.4
                                                  ------    ------     -----
EARNINGS BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES
 ISSUED BY SUBSIDIARIES                            1,781     1,551      14.8

Income Tax Expense                                   668       581      14.9

Dividends on Preferred Securities
 Issued by Subsidiaries                               50        23     119.5
                                                  ------    ------     -----
NET EARNINGS                                      $1,063    $  947      12.3%
                                                  ======    ======     =====
NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS                              $1,044    $  927      12.6%
                                                  ======    ======     =====

 EARNINGS PER COMMON SHARE
  Basic                                           $ 3.04    $ 2.80
                                                  ======    ======
  Diluted                                         $ 2.63    $ 2.41
                                                  ======    ======
DIVIDENDS PAID PER COMMON SHARE                   $  .44    $  .35
                                                  ======    ======
AVERAGE SHARES USED IN COMPUTING
 EARNINGS PER COMMON SHARE
  Basic                                            343.4     330.5
                                                  ======    ======
  Diluted                                          396.5     384.3
                                                  ======    ======

(1)   Percentages are based on actual numbers before rounding.

(2) Certain prior period non-interest expenses have been reclassified to conform to the current period presentation.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)
                                                         JUNE 26,   DECEMBER 26,
ASSETS                                                     1998        1997
------------------------------------------------------   --------    --------
CASH AND CASH EQUIVALENTS                                $  6,281    $  5,032
                                                         --------    --------
CASH AND SECURITIES SEGREGATED FOR
 REGULATORY PURPOSES OR DEPOSITED
 WITH CLEARING ORGANIZATIONS                               11,933      12,384
                                                         --------    --------
MARKETABLE INVESTMENT SECURITIES                            4,176       3,309
                                                         --------    --------
TRADING ASSETS, AT FAIR VALUE
 Corporate debt and preferred stock                        32,589      32,501
 Equities and convertible debentures                       30,054      23,617
 Contractual agreements                                    24,765      21,205
 U.S. Government and agencies                              10,245       9,832
 Non-U.S. governments and agencies                         11,409       9,755
 Mortgages, mortgage-backed, and asset-backed              11,196       7,312
 Other                                                      4,281       2,556
                                                         --------    --------
                                                          124,539     106,778
 Securities received as collateral, net
  of securities pledged as collateral                      12,162        -
                                                         --------    --------
 Total                                                    136,701     106,778
                                                         --------    --------
SECURITIES PLEDGED AS COLLATERAL                           15,694        -
                                                         --------    --------
RECEIVABLES UNDER RESALE AGREEMENTS                        77,828      70,262
                                                         --------    --------
RECEIVABLES UNDER SECURITIES BORROWED
 TRANSACTIONS                                              42,876      35,366
                                                         --------    --------
OTHER RECEIVABLES
 Customers (net of allowance for doubtful
  accounts of $50 in 1998 and 1997)                        30,398      26,529
 Brokers and dealers                                        7,114       5,100
 Interest and other                                         8,915       8,114
                                                         --------    --------
 Total                                                     46,427      39,743
                                                         --------    --------
INVESTMENTS OF INSURANCE SUBSIDIARIES                       4,590       4,833

LOANS, NOTES, AND MORTGAGES (net of
 allowance for loan losses of $138
 in 1998 and $130 in 1997)                                  7,621       4,310

OTHER INVESTMENTS                                           1,970       1,826

PROPERTY, LEASEHOLD IMPROVEMENTS, AND
 EQUIPMENT (net of accumulated
  depreciation and amortization
  of $3,146 in 1998 and $2,910 in 1997)                     2,295       2,074

GOODWILL (net of accumulated amortization
 of $234 in 1998 and $131 in 1997)                          5,368       5,455

OTHER ASSETS                                                1,691       1,447
                                                         --------    --------
TOTAL ASSETS                                             $365,451    $292,819
                                                         ========    ========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

LIABILITIES, PREFERRED SECURITIES ISSUED BY               JUNE 26,  DECEMBER 26,
 SUBSIDIARIES, AND STOCKHOLDERS' EQUITY                     1998       1997
----------------------------------------------------      --------  -----------

LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
 SECURITIES LOANED TRANSACTIONS                          $  99,710   $  77,875
                                                         ---------   ---------
COMMERCIAL PAPER AND OTHER SHORT-TERM
 BORROWINGS                                                 50,891      44,850
                                                         ---------   ---------
TRADING LIABILITIES, AT FAIR VALUE
 Contractual agreements                                     21,547      20,632
 U.S. Government and agencies                               14,652      18,182
 Equities and convertible debentures                        20,641      15,724
 Non-U.S. governments and agencies                          11,444       9,720
 Corporate debt, preferred stock, and other                  5,383       5,818
                                                         ---------   ---------
 Total                                                      73,667      70,076
                                                         ---------   ---------
OBLIGATION TO RETURN SECURITIES RECEIVED
 AS COLLATERAL                                              27,856        -
                                                         ---------   ---------
OTHER PAYABLES
 Customers                                                  18,900      16,519
 Brokers and dealers                                         5,540       4,112
 Interest and other                                         20,857      22,625
                                                         ---------   ---------
 Total                                                      45,297      43,256
                                                         ---------   ---------
LIABILITIES OF INSURANCE SUBSIDIARIES                        4,487       4,716

LONG-TERM BORROWINGS                                        52,075      43,090
                                                         ---------   ---------
TOTAL LIABILITIES                                          353,983     283,863
                                                         ---------   ---------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                  1,777         627
                                                         ---------   ---------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                 425         425
                                                         ---------   ---------
COMMON STOCKHOLDERS' EQUITY
 Common stock, par value $1.33 1/3 per share;
  authorized: 1,000,000,000;
  issued: 472,660,324 shares                                   630         630
 Paid-in capital                                             1,438       1,065
 Accumulated other comprehensive income (net of tax)           (23)        (34)
 Retained earnings                                          10,377       9,485
                                                         ---------   ---------
                                                            12,422      11,146
 Less:  Treasury stock, at cost:
         1998-125,416,789 shares;
         1997-137,578,035 shares                             2,371       2,804
        Employee stock transactions                            785         438
                                                         ---------   ---------
TOTAL COMMON STOCKHOLDERS' EQUITY                            9,266       7,904
                                                         ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                                   9,691       8,329
                                                         ---------   ---------
TOTAL LIABILITIES, PREFERRED SECURITIES
 ISSUED BY SUBSIDIARIES, AND
 STOCKHOLDERS' EQUITY                                    $ 365,451   $ 292,819
                                                         =========   =========

BOOK VALUE PER COMMON SHARE                              $   26.72   $   23.64
                                                         =========   =========

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
(Dollars in Millions)                                    JUNE 26,       JUNE 27,
                                                           1998          1997
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $  1,063     $    947
Noncash items included in earnings:
  Depreciation and amortization                                260          213
  Policyholder reserves                                        115          122
  Goodwill amortization                                        111           31
  Other                                                        406          559
(Increase) decrease in operating assets:
  Trading assets                                           (17,761)     (28,710)
  Cash and securities segregated for
   regulatory purposes or deposited with
   clearing organizations                                      451       (4,079)
  Receivables under securities borrowed
   transactions                                             (7,510)     (11,595)
  Customer receivables                                      (3,867)      (4,506)
  Sales of trading investment securities                       689          501
  Purchases of trading investment securities                  (728)        (431)
  Other                                                     (6,551)      (2,504)
Increase (decrease) in operating liabilities:
  Trading liabilities                                        3,591       15,868
  Payables under securities loaned transactions              4,273        4,262
  Liabilities of insurance subsidiaries                       (339)        (251)
  Customer payables                                          2,381        1,919
  Other                                                      5,074        5,197
                                                          --------     --------
  CASH USED FOR OPERATING ACTIVITIES                       (18,342)     (22,457)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities                1,953        1,551
  Sales of available-for-sale securities                     1,346        1,063
  Purchases of available-for-sale securities                (3,916)      (3,283)
  Maturities of held-to-maturity securities                    360          556
  Purchases of held-to-maturity securities                    (446)        (320)
  Acquisition, net of cash acquired                         (5,220)          -
  Other investments and other assets                          (631)        (247)
  Property, leasehold improvements,
   and equipment                                              (481)        (400)
                                                          --------     --------
  CASH USED FOR INVESTING ACTIVITIES                        (7,035)      (1,080)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Repurchase agreements, net of resale
   agreements                                               10,205        3,343
  Commercial paper and other short-term
   borrowings                                                6,041       13,836
  Issuance and resale of long-term borrowings               17,174       11,874
  Settlement and repurchase of long-term
   borrowings                                               (7,771)      (3,868)
  Issuance of subsidiaries' preferred securities             1,150          300
  Redemption of remarketed preferred stock                      -          (194)
  Common stock transactions                                     (2)        (465)
  Dividends                                                   (171)        (136)
                                                          --------     --------
  CASH PROVIDED BY FINANCING ACTIVITIES                     26,626       24,690
                                                          --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                        1,249        1,153

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 5,032        3,375
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  6,281     $  4,528
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid for:
  Income taxes                                            $    307     $    413
  Interest                                                   8,894        7,294

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 26, 1998
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

The balances recognized in these captions primarily represent securities received as collateral in term resale and repurchase agreements for which the collateral provider does not have the explicit contractual right to substitute.

In March 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain internal use software costs. The SOP, which would have been effective for Merrill Lynch beginning in 1999, was early adopted by Merrill Lynch and was not material to the results of operations for the three- and six-month periods ended June 26, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for years beginning after June 15, 1999. The expected impact of adoption on Merrill Lynch's results of operations has not yet been determined.

================================================================================
Earnings Per Common Share
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

----------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                       ----------------------       --------------------
                                       JUNE 26,      JUNE 27,       JUNE 26,    JUNE 27,
                                          1998          1997           1998        1997
----------------------------------------------------------------------------------------
Net earnings                           $    545      $    481       $  1,063    $    947
Preferred stock dividends                    10             9             19          20
                                       --------      --------       --------    --------
Net earnings applicable to
 common stockholders                   $    535      $    472       $  1,044    $    927
                                       ========      ========       ========    ========
----------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares
 outstanding                            346,299       329,901        343,435     330,529
                                       --------      --------       --------    --------
Effect of dilutive
 instruments(1)(2):
  Employee stock options                 33,250        25,518         31,099      28,184
  FCCAAP shares                          17,066        19,003         16,948      20,597
  Restricted units                        5,323         4,439          4,910       4,888
  ESPP shares                                34            40             62          66
                                       --------      --------       --------    --------
  Dilutive potential
   common shares                         55,673        49,000         53,019      53,735
                                       --------      --------       --------    --------
Total weighted-average
 diluted shares                         401,972       378,901        396,454     384,264
                                       ========      ========       ========    ========
----------------------------------------------------------------------------------------
Basic earnings per share               $   1.55      $   1.43       $   3.04    $   2.80
Diluted earnings per share                 1.33          1.25           2.63        2.41
----------------------------------------------------------------------------------------

(1) At June 26, 1998, there were 3,163 instruments that were considered antidilutive and were not included in the above computations.

(2) See Note 9 in the Notes to Consolidated Financial Statements in the 1997 Annual Report for further description of these instruments.

================================================================================
Comprehensive Income
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

---------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                           -------------------      -------------------
                                           JUNE 26,   JUNE 27,      JUNE 26,   JUNE 27,
                                              1998       1997          1998       1997
---------------------------------------------------------------------------------------
Net earnings                                  $545       $481        $1,063       $947
                                              ----       ----        ------       ----
Other comprehensive income, net of tax:
  Foreign currency translation
   adjustment                                   (4)        (3)           11         (5)
  Net unrealized gains on investment
   securities available-for-sale                 6         18             -         22
                                              ----       ----        ------       ----
  Total other comprehensive income, net          2         15            11         17
                                              ----       ----        ------       ----
Comprehensive income                          $547       $496        $1,074       $964
                                              ====       ====        ======       ====
--------------------------------------------------------------------------------------

================================================================================
Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings at June 26, 1998 and December 26, 1997 are presented below:

--------------------------------------------------------------------------------
                                                       JUNE 26,   DECEMBER 26,
                                                          1998           1997
--------------------------------------------------------------------------------
PAYABLES UNDER REPURCHASE AGREEMENTS
 AND SECURITIES LOANED TRANSACTIONS
  Repurchase agreements                                $88,606        $71,044
  Securities loaned transactions                        11,104          6,831
                                                       -------        -------
  Total                                                $99,710        $77,875
                                                       =======        =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
 BORROWINGS
  Commercial paper                                     $34,873        $30,379
  Demand and time deposits                              11,642         10,531
  Bank loans and other                                   4,376          3,940
                                                       -------        -------
  Total                                                $50,891        $44,850
                                                       =======        =======
--------------------------------------------------------------------------------

================================================================================
Preferred Securities Issued by Subsidiaries
--------------------------------------------------------------------------------

In January and June 1998, Merrill Lynch Preferred Capital Trust III and IV (the "Trusts"), subsidiaries of ML & Co., issued $750 and $400 of Trust Originated Preferred Securities (Service Mark), respectively. The Trusts hold preferred securities of limited partnerships, which are also subsidiaries of ML & Co. The assets of the limited partnerships consist primarily of debt securities of ML & Co. and certain of its subsidiaries. ML & Co. has guaranteed, on a subordinated basis, certain payments by the Trusts and the limited partnerships.

================================================================================
Common Stock
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:

--------------------------------------------------------------------------------
                         INTEREST                         EQUITY       COMMODITY
                             RATE       CURRENCY           PRICE           PRICE
(in billions)                RISK(1)(2)     RISK(3)         RISK            RISK
--------------------------------------------------------------------------------
JUNE 26, 1998
-------------

Swap agreements            $1,671           $166             $11             $ 5
Forward contracts             100            239               -               4
Futures contracts             280              5              27               3
Options purchased             213             97              71               3
Options written               184            101              53               5

DECEMBER 26, 1997
-----------------

Swap agreements            $1,482           $159             $17             $ 2
Forward contracts              59            196               1              15
Futures contracts             202              1              15               2
Options purchased              99             71              60               3
Options written               133             73              44               3
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

The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

--------------------------------------------------------------------------------
                                     JUNE 26,     DECEMBER 26,
(in billions)                           1998             1997
--------------------------------------------------------------------------------
Interest rate derivatives(1)             $62              $53
Currency derivatives(l)                   18               10
Equity derivatives                         4                3
--------------------------------------------------------------------------------

(1) Includes swap contracts totaling $2 billion in notional amount that contain embedded options hedging callable debt at both dates.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of June 26, 1998 would not have a material effect on the consolidated financial condition of Merrill Lynch.

================================================================================
Regulatory Requirements
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of ML & Co., is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 26, 1998, MLPF&S's regulatory net capital of $2,179 was 9% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $1,683.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of ML & Co., is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 26, 1998, MLGSI's liquid capital of $1,352 was 201% of its total market and credit risk, and liquid capital in excess of the minimum required was $543.

Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At June 26, 1998, MLI's financial resources were $3,940 and exceeded the minimum requirement by $1,054.

================================================================================
Interest Expense
--------------------------------------------------------------------------------

Interest expense includes payments in lieu of dividends of $7.8 and $6.2 for the second quarters of 1998 and 1997, respectively. For the six-month periods ended June 26, 1998 and June 27, 1997, payments in lieu of dividends were $12.8 and $8.3, respectively.

================================================================================
Litigation Matters
--------------------------------------------------------------------------------

An action is pending in the United States District Court for the Central District of California by Orange County, California, which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against ML & Co. and certain of its subsidiaries in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. On June 2, 1998, an agreement to settle this action was reached, which had no impact on the 1998 second quarter results of operations. See Item 1, "Legal Proceedings," in Part II of this Quarterly Report on Form 10-Q.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 26, 1998, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 26, 1998 and June 27, 1997 and consolidated cash flows for the six-month periods ended June 26, 1998 and June 27, 1997. These financial statements are the responsibility of the management of Merrill Lynch.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 26, 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


August 7, 1998

/s/ Deloitte & Touche LLP
    New York, New York

================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors including economic conditions, monetary policies, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services. In addition, the recent relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the possible repeal of the Glass-Steagall Act separating commercial and investment banking activities, have increased the number of companies competing for a similar customer base.

Global financial markets, which were generally strong during 1997, had mixed performances during the first half of 1998. U.S. and European markets continued to advance, led by stable economies and low interest rates and inflation. Record volumes on many U.S. and European stock exchanges pushed commissions revenues to new highs during the 1998 second quarter. Asian markets steadily weakened throughout the 1998 second quarter after partially recovering from 1997 third and fourth quarter declines earlier this year. Devaluations of certain Asian currencies led to declines in many global equity markets, particularly in June, when the Japanese yen fell to an eight-year low against the dollar.

U.S. bond prices increased during the 1998 second quarter as the yield on 30-year U.S. Treasury bonds fell to a record low of 5.56%. The decreases in U.S. interest rates during the 1998 and 1997 second quarters were attributable to continued low inflation and record low levels of unemployment. Global interest rates, following the U.S. trend, were generally lower than the 1998 first quarter and the 1997 second quarter. Credit spreads, which represent the risk premiums paid by issuers based on credit rating or perception, widened considerably on a global basis during the 1998 second quarter relative to the corresponding 1997 period.

U.S. equity markets advanced in 1998 to record price levels through April, encouraged by continued low interest rates and inflation, but retreated in May and June, due to uncertainties surrounding Asia and concerns over corporate earnings. Despite these uncertainties and concerns, blue-chip stock indices ended the quarter higher, with the Dow Jones Industrial Average and S&P
500 (Registered Trademark) up 1.7% and 2.9%, respectively, from the end of the 1998 first quarter and 16.7% and 28.1%, respectively, from the end of the 1997 second quarter. In contrast, prices for small capitalization issues declined during the 1998 second quarter, with the Russell 2000 Index down 4.9% from the end of the 1998 first quarter.

Global equity markets rose approximately 2% during the 1998 second quarter, as measured by the Dow Jones World Index (Registered Trademark). A favorable interest rate and moderate economic growth environment drove many European markets to record highs during the 1998 second quarter. Asian markets continued to struggle during the 1998 second quarter as worries over the yen's declining value, the pace of corporate restructurings, and political unrest in certain Asian countries led to significant volatility and reduced investor confidence. Lingering concerns over Asian market turmoil, as well as investor preference for higher credit quality instruments, led to further declines in Latin American markets during the 1998 second quarter.

Strong issuer activity in the 1998 second quarter led to increased underwriting volume, generating near record revenues from both equity and debt issuances. Investor demand for equities and higher credit quality debt instruments and issuers' reaction to low interest rates led to record underwriting volume and fees for the 1998 first half.

Strategic services activities remained strong during the 1998 second quarter, reflecting the record level of merger and acquisition volume experienced during the 1998 first half. Driven by a generally favorable stock market, ongoing industry consolidations, and other competitive and economic factors, companies continued to seek strategic alliances to increase earnings growth and expand into new markets and businesses.

Due to the volatility of the financial services industry, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effects of market downturns by expanding its global presence, developing and maintaining long-term client relationships, closely monitoring costs and risks, and continuing to diversify revenue sources.

================================================================================
Results of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 FOR THE THREE MONTHS ENDED           INCREASE
                                -----------------------------       2Q98 VERSUS
(dollars in millions,           JUNE 26,  MARCH 27,  JUNE 27,      -------------
except per share amounts)         1998       1998      1997        1Q98    2Q97
--------------------------------------------------------------------------------
Total revenues                  $9,381     $9,166    $8,011         2.3%   17.1%
Net revenues                     4,709      4,602     3,967         2.3    18.7
Pretax earnings                    907        874       784         3.8    15.6
Net earnings                       545        518       481         5.1    13.1
Net earnings applicable
 to common stockholders            535        509       472         5.2    13.4
Earnings per
 common share
  Basic                           1.55       1.49      1.43         4.0     8.4
  Diluted                         1.33       1.30      1.25         2.3     6.4
Return on average common
 stockholders' equity             23.9%      24.8%     28.5%
Effective tax rate                37.0%      38.0%     37.0%
--------------------------------------------------------------------------------

The following discussion emphasizes the comparison between the second quarters of 1998 and 1997 and presents additional information comparing the six-month periods where appropriate.

Merrill Lynch's net earnings were a record $545 million in the 1998 second quarter, up 5% from the previous record of $518 million in the 1998 first quarter and 13% above the $481 million in the 1997 second quarter. These earnings included $75 million (after-tax) of pre-opening costs related to Merrill Lynch Japan Securities Co. ("MLJS"), which reduced diluted earnings by 19 cents per common share. Record revenues were achieved in commissions, investment banking, and asset management and portfolio service fees. Increases in revenues were partially offset by increased costs related primarily to higher variable compensation and technology-related expenses.

Net earnings excluding the effect of goodwill amortization were $601 million in the 1998 second quarter, 21% above the 1997 second quarter results. On the same basis, diluted earnings per share were $1.47 in the 1998 second quarter, up 14% from $1.29 in the 1997 period. Return on average common equity excluding goodwill amortization was 25.8% for the 1998 second quarter, compared with 28.9% in the corresponding 1997 period.

For the 1998 first half, net earnings reached a record $1.1 billion, up 12% from the previous record of $947 million in the 1997 first half. Year-to-date earnings per common share were $3.04 basic and $2.63 diluted, compared with $2.80 basic and $2.41 diluted for the corresponding 1997 period. Annualized return on common equity was 24.4% for the 1998 six months versus 28.3% in the 1997 six months. Earnings excluding goodwill amortization increased 20% to $1.2 billion for the 1998 six months. Return on equity excluding goodwill amortization was 26.3% and 28.8%, respectively, for the 1998 and 1997 six-month periods.

Non-U.S. net revenues continued to increase to approximately 28% of Merrill Lynch's total net revenues in the 1998 second quarter, compared with approximately 24% in the 1997 second quarter. In the 1998 second quarter, Merrill Lynch continued to expand its non-U.S. presence with the following initiatives:
o a commitment to acquire Midland Walwyn Inc., Canada's largest independent full-service securities firm;
o     the start-up of MLJS, the new Private Client business in Japan; and
o an agreement to purchase 51% interest in Phatra Securities Company Limited, Thailand's leading investment bank, which was consummated subsequent to the 1998 second quarter end.

These measures will further enhance Merrill Lynch's global presence, and, combined with the acquisitions of Mercury Asset Management ("Mercury"), Smith New Court PLC, and McIntosh Securities Limited, are expected to benefit Merrill Lynch's key strategic priorities. The percentage of net revenues for the 1998 second quarter by strategic priority was as follows:

--------------------------------------------------------------------------------
PERCENTAGE OF NET REVENUES BY STRATEGIC PRIORITY
--------------------------------------------------------------------------------

[THE FOLLOWING TABLE WAS PRESENTED AS A PIE CHART IN THE PRINTED MATERIAL]

Corporate and Institutional Client            42%
U.S. Private Client                           42%
International Private Client                   5%
Asset Management                              11%
--------------------------------------------------------------------------------
Commissions revenues are summarized as follows:

--------------------------------------------------------------------------------
                     THREE MONTHS ENDED                SIX MONTHS ENDED
                     -------------------              -------------------
                     JUNE 26,   JUNE 27,    %         JUNE 26,   JUNE 27,    %
(in millions)          1998       1997     INC.          1998       1997    INC.
--------------------------------------------------------------------------------
Listed and
 over-the-counter    $  730     $  605     21%         $1,501     $1,230     22%
Mutual funds            476        321     48             906        665     36
Other                   180        152     19             356        298     19
                     ------     ------                 ------     ------
Total                $1,386     $1,078     29          $2,763     $2,193     26
                     ======     ======                 ======     ======
--------------------------------------------------------------------------------

Commissions revenues from mutual funds increased primarily due to strong sales of U.S. funds. Listed securities revenues rose as a result of increased trading volumes on the New York Stock Exchange, NASDAQ, and many European exchanges.

Significant components of interest and dividend revenues and interest expense follow:

--------------------------------------------------------------------------------
                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                    -------------------       ------------------
                                    JUNE 26,   JUNE 27,       JUNE 26,  JUNE 27,
(in millions)                          1998       1997           1998      1997
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND
 REVENUES
  Trading assets                     $1,403     $1,329         $2,715    $2,555
  Resale agreements                   1,389      1,155          2,748     2,086
  Securities borrowed                   874        931          1,768     1,763
  Margin lending                        721        507          1,382       958
  Other                                 561        408          1,077       816
                                     ------     ------         ------    ------
  Total                               4,948      4,330          9,690     8,178
                                     ------     ------         ------    ------

INTEREST EXPENSE
  Repurchase agreements               1,609      1,302          3,150     2,366
  Borrowings                          1,431      1,087          2,792     2,067
  Trading liabilities                   711        738          1,471     1,490
  Securities loaned                     468        612            952     1,146
  Other                                 453        305            871       585
                                     ------     ------         ------    ------
  Total                               4,672      4,044          9,236     7,654
                                     ------     ------         ------    ------
NET INTEREST AND DIVIDEND
 PROFIT                              $  276     $  286         $  454    $  524
                                     ======     ======         ======    ======
--------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit decreased 4% from the 1997 second quarter, as additional financing costs related to the Mercury acquisition were partially offset by higher interest income from certain products.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" above, increased interest expense by $39 million and $7 million for the 1998 and 1997 second quarters and by $68 million and $1 million for the 1998 and 1997 six months, respectively.

Principal transactions revenues decreased 16% from the 1997 second quarter to $972 million as revenues continued to be affected by volatility in the Asian and Latin American markets, particularly in June. Lower revenues from most fixed income products and foreign exchange instruments were partially offset by higher revenues from non-U.S. equities, which more than doubled from the 1997 second quarter. Non-U.S. trading revenues accounted for 56% and 42% of total principal transactions revenues in the 1998 and 1997 second quarters, respectively.

The following table provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

----------------------------------------------------------------------------------------
                                       PRINCIPAL       NET INTEREST             NET
                                     TRANSACTIONS        REVENUES             TRADING
                                       REVENUES         (EXPENSES)           REVENUES
                                   ---------------   ----------------    ---------------
(in millions)                        1998     1997     1998      1997      1998     1997
----------------------------------------------------------------------------------------
SECOND QUARTER
--------------
Taxable fixed-income               $  125   $  342   $   66    $   95    $  191   $  437
Equities and equity derivatives       428      391       (3)       (1)      425      390
Interest rate and currency swaps      315      287      (34)      (73)      281      214
Municipals                             77       84        6         3        83       87
Foreign exchange and commodities       27       47       42         2        69       49
                                   ------   ------   ------    ------    ------   ------
Total                              $  972   $1,151   $   77    $   26    $1,049   $1,177
                                   ======   ======   ======    ======    ======   ======

FIRST HALF
----------
Taxable fixed-income               $  307   $  667   $  125    $  166    $  432   $  833
Equities and equity derivatives       868      707      (39)      (37)      829      670
Interest rate and currency swaps      710      597     (101)      (89)      609      508
Municipals                            141      167       11         7       152      174
Foreign exchange and commodities       97       77       45         6       142       83
                                   ------   ------   ------    ------    ------   ------
Total                              $2,123   $2,215   $   41    $   53    $2,164   $2,268
                                   ======   ======   ======    ======    ======   ======
----------------------------------------------------------------------------------------

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

Taxable fixed-income trading revenues in the 1998 second quarter were down 63% to $125 million as a result of lower trading revenues from corporate bonds, money market instruments, non-U.S. government and agencies securities, and mortgage products. Corporate bond revenues were lower due to significant volatility in Asian markets combined with movements in credit spreads, which expanded considerably compared to the year-ago period. Money market instruments revenues, which include medium-term notes, decreased primarily as a result of weakening in certain Asian positions. Modest losses in non-U.S. governments and agencies securities were attributable primarily to weak economic conditions in certain Latin American and Eastern European markets; lower revenues in mortgage products resulted from higher loan prepayments driven by the low U.S. interest rate environment, as well as lower transaction volume.

Equities and equity derivatives trading revenues were $428 million, up 10% from the 1997 second quarter due to significantly higher revenues from non-U.S. equities. Increased transaction volume, resulting from favorable European market conditions, contributed to the growth in non-U.S. equities revenues.

Interest rate and currency swap trading revenues rose 10% to $315 million as favorable market conditions in Europe led to increased customer demand for complex derivative products. Municipal securities trading revenues were down 8% to $77 million due to lower margins on sales of shorter term instruments. Foreign exchange and commodities trading revenues decreased 43% to $27 million, due primarily to losses on certain currency positions, which were more than offset by related interest income.

A summary of Merrill Lynch's investment banking revenues follows:

--------------------------------------------------------------------------------
                        THREE MONTHS ENDED             SIX MONTHS ENDED
                        ------------------           --------------------
                        JUNE 26,   JUNE 27,    %     JUNE 26,    JUNE 27,    %
(in millions)              1998       1997    INC.      1998        1997    INC.
--------------------------------------------------------------------------------

Underwriting               $626       $452     38%    $1,214      $  904     34%
Strategic services          243        173     41        456         329     39
                           ----       ----            ------      ------
Total                      $869       $625     39     $1,670      $1,233     35
                           ====       ====            ======      ======
--------------------------------------------------------------------------------

Underwriting revenues in the 1998 second quarter were a record $626 million, up 38% from 1997 second quarter levels due to increased fees from defined asset funds, convertibles, high yield debt, and equity issuances. As a result of continued high levels of underwriting volume, Merrill Lynch maintained its position as the leading underwriter of total U.S. and global debt and equity offerings. Merrill Lynch's underwriting market share information based on transaction value follows:

--------------------------------------------------------------------------------
                                        THREE MONTHS ENDED
                               -------------------------------------
                                JUNE 26, 1998         JUNE 27, 1997
                               ---------------       ---------------
                               MARKET                MARKET
                               SHARE      RANK       SHARE    RANK
--------------------------------------------------------------------------------

U.S. PROCEEDS
   Debt                         18.6%      1          16.2%    1
   Equity                       15.6       2          12.5     3
   Debt and Equity              18.5       1          16.5     1

GLOBAL PROCEEDS
   Debt                         15.4       1          13.7     1
   Equity                       13.0       2          12.1     3
   Debt and Equity              15.4       1          13.9     1
--------------------------------------------------------------------------------

Source: Securities Data Co. ("SDC") statistics based on full credit to book manager.

For the 1998 first half, Merrill Lynch ranked No. 1 in both U.S. and global debt and equity underwritings.

Strategic services revenues advanced to $243 million in the 1998 second quarter, benefiting from record merger and acquisition activity attributable to consolidations in various industries. Merrill Lynch's merger and acquisition market share information for the 1998 and 1997 second quarters based on transaction value follows:

--------------------------------------------------------------------------------
                                        THREE MONTHS ENDED
                               -------------------------------------
                                JUNE 26, 1998         JUNE 27, 1997
                               ---------------       ---------------
                               MARKET                MARKET
                               SHARE      RANK       SHARE    RANK
--------------------------------------------------------------------------------

COMPLETED
 TRANSACTIONS
   U.S.                         28.8%       1          25.4%      2
   Global                       25.4        2          19.6       3

ANNOUNCED
 TRANSACTIONS
   U.S.                         23.4        3          23.6       2
   Global                       21.7        2          14.1       4
--------------------------------------------------------------------------------

Source: SDC statistics based on full credit to both target and acquiring companies' advisors.

For the 1998 first half, Merrill Lynch ranked No. 1 and No. 2, respectively, in U.S. completed and announced mergers and acquisitions.

Merrill Lynch's asset management and portfolio service fees are summarized below:

--------------------------------------------------------------------------------
                        THREE MONTHS ENDED             SIX MONTHS ENDED
                        ------------------           --------------------
                        JUNE 26,  JUNE 27,     %     JUNE 26,    JUNE 27,    %
(in millions)              1998      1997     INC.      1998        1997    INC.
--------------------------------------------------------------------------------

Asset management fees(1) $  521      $291      79%    $1,033      $  575     80%
Portfolio service fees      289       190      52        540         367     47
Account fees                115       107       7        228         212      7
Other fees                   97        82      18        192         162     18
                         ------      ----             ------      ------
Total                    $1,022      $670      53     $1,993      $1,316     51
                         ======      ====             ======      ======
--------------------------------------------------------------------------------

(1) Approximately three-quarters of the increases in asset management fees is attributable to the Mercury acquisition.

Total assets in client accounts or under management reached an industry record $1.4 trillion at the end of the 1998 second quarter. The changes in these balances are described as follows:

--------------------------------------------------------------------------------
                                                 NET CHANGES DUE TO
                                               -----------------------
                                     JUNE 27,    NEW          ASSET     JUNE 26,
(in billions)                           1997    MONEY(1)   APPRECIATION    1998
--------------------------------------------------------------------------------

Total assets in client accounts or
 under management                       $940    $283(2)       $129      $1,352
Total assets under management            257     202            30         489
--------------------------------------------------------------------------------

(1) Includes $167 billion of assets related to the fourth quarter 1997 acquisition of Mercury.
(2) Includes $17 billion of assets related to the third quarter 1997 acquisition of MasterWorks, a 401(k) service provider.

Asset management fees significantly increased from the 1997 second quarter due to growth in assets under management, primarily from the acquisition of Mercury, strong inflows of client assets, and net asset appreciation. Assets under management rose $1 billion from the end of the 1998 first quarter to $489 billion at the end of the 1998 second quarter, reflecting a net increase in non-Mercury assets under management partially offset by a net decrease in Mercury assets under management. Portfolio service fees were considerably higher than the corresponding 1997 period due to increases in the number of accounts and asset levels from various fee-based products including Merrill Lynch Consults (Registered Trademark), Mutual Fund Advisor (Service Mark), Asset Power (Registered Trademark), and Financial Advantage (Service Mark). Account fees rose due to an increase in the number of customer and custodial accounts. Other fee-based revenues were up due primarily to higher revenues from transfer agency activities.

Other revenues were $184 million, up 18% from the 1997 second quarter due primarily to gains from investment activities.

Merrill Lynch's non-interest expenses are summarized below. Certain of these expenses have been reclassified from prior periods to conform to the current period presentation.

--------------------------------------------------------------------------------
                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                          -----------------    ----------------
                                          JUNE 26,  JUNE 27,  JUNE 26,  JUNE 27,
(in millions)                                1998      1997      1998      1997
--------------------------------------------------------------------------------

Compensation and benefits                  $2,378    $2,004    $4,753    $3,991
                                           ------    ------    ------    ------
Non-interest expenses,
 excluding compensation and benefits:
  Communications and technology               408       294       773       571
  Occupancy and related depreciation          207       174       399       344
  Professional fees                           151       131       316       265
  Advertising and market development          195       156       367       300
  Brokerage, clearing, and exchange fees      161       112       311       230
  Goodwill amortization                        56        16       111        31
  Other                                       246       296       500       525
                                           ------    ------    ------    ------
Total non-interest expenses,
 excluding compensation and benefits        1,424     1,179     2,777     2,266
                                           ------    ------    ------    ------
Total non-interest expenses                $3,802    $3,183    $7,530    $6,257
                                           ======    ======    ======    ======

Compensation and benefits
 as a percentage of net revenues             50.5%     50.5%     51.0%     51.1%
Compensation and benefits as a
 percentage of pretax earnings
 before compensation and benefits            72.4%     71.9%     72.7%     72.0%
--------------------------------------------------------------------------------

Non-interest expenses increased 19% from the 1997 second quarter to $3.8 billion. Excluding the pre-opening costs related to MLJS and goodwill amortization from acquisitions, non-interest expenses rose 16%.

The largest expense category, compensation and benefits expense, rose 19% from the 1997 second quarter to $2.4 billion due to higher incentive and production-related compensation and increased headcount. Incentive compensation was up attributable to improved profitability, while production-related compensation rose as a result of strong business volume. Headcount increased by approximately 7,900 employees since the end of the 1997 second quarter, resulting in 60,300 employees at the end of the 1998 second quarter. This increase is attributable to Merrill Lynch's recent acquisitions, strategic business expansion, and growth in existing businesses. The ratio of support employees and sales assistants to producers increased to 1.58 at the end of the 1998 second quarter from 1.54 at the end of the 1997 second quarter.

Communications and technology expense was up 39% to $408 million because of increased systems consulting costs, primarily associated with continued progress on the Year 2000 and various Private Client initiatives, as well as higher technology-related depreciation. Occupancy and related depreciation expense rose 19% to $207 million due to global expansion, including a combined total of $21 million associated with MLJS and Mercury.

Professional fees increased 16% to $151 million due in part to costs related to various strategic initiatives. Advertising and market development expense was up 25% to $195 million due in part to increased business development and higher global travel costs. Brokerage, clearing, and exchange fees rose 44% to $161 million as a result of $24 million in custody and clearing costs for Mercury and higher trading volume. Goodwill amortization, a non-cash charge, increased $40 million to $56 million due to the Mercury acquisition. Other expenses were down 17% to $246 million primarily as a result of non-recurring loss provisions in the 1997 second quarter totaling $75 million.

Income tax expense was $336 million in the 1998 second quarter, up 16% from the same period a year ago. The effective tax rate was 37.0%, unchanged from the 1997 second quarter. A tax benefit for MLJS pre-opening costs was not recognized in the 1998 second quarter since the ultimate deductibility of these costs is not yet certain.

================================================================================
Liquidity and Liability Management
--------------------------------------------------------------------------------

The primary objective of Merrill Lynch's funding policies is to assure liquidity at all times. Merrill Lynch's liquidity management strategy has three key components:

1. Maintain alternative funding sources such that all debt obligations maturing within one year can be repaid when due without issuing new unsecured debt or liquidating any business assets;
2.  Concentrate unsecured, general purpose borrowings at the ML & Co. level; and
3.  Expand and diversify Merrill Lynch's funding programs.

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding alternatives include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured bank credit facilities that, at June 26, 1998, totaled $6.9 billion and were not drawn upon. To finance the purchase of Mercury, Merrill Lynch obtained additional short-term bank credit facilities totaling 2.0 billion British pounds (approximately $3.3 billion), which were drawn upon and repaid in full during the 1998 first half from the proceeds of long-term financings.

Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon its bank credit facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turns over frequently and is typically match-funded with liabilities having similar maturities and cash flow characteristics. At June 26, 1998, substantially all of Merrill Lynch's assets were considered readily marketable by management.

Merrill Lynch concentrates its unsecured, general purpose borrowings at the ML & Co. level, except where tax regulations, time zone differences, or other business considerations make this impractical. The benefits of this strategy are enhanced control, reduced financing costs, wider name recognition by creditors, and enhanced flexibility to meet variable funding requirements of subsidiaries.

Merrill Lynch also strives to expand and diversify its funding programs and investor and creditor base. Merrill Lynch benefits by distributing most of its debt through its own sales force to a large, diversified customer base. Additionally, Merrill Lynch maintains strict concentration standards for short-term borrowings, including limits for any single investor.

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $34.9 billion at June 26, 1998 and $30.4 billion at December 26, 1997, which was equal to 10% of total assets at second quarter-end 1998 and year-end 1997, respectively.

Outstanding long-term debt at June 26, 1998 increased to $52.1 billion from $43.1 billion at December 26, 1997. Major components of the change in long-term debt for the 1998 six months follow:

--------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------

Balance at December 26, 1997   $43,090
Issuances and resales           17,174
Settlements and repurchases     (7,771)
Other                             (418)
                               -------
Balance at June 26, l998(1)    $52,075
                               =======
--------------------------------------------------------------------------------

(1) At the end of the 1998 second quarter, $37.8 billion of long-term debt had maturity dates beyond one year.

Approximately $90.2 billion of indebtedness at June 26, 1998 is considered senior indebtedness as defined under various indentures.

At June 26, 1998, Merrill Lynch's senior long-term debt, preferred stock, and Trust Originated Preferred Securities (Service Mark) ("TOPrS" (Registered Trademark)) were rated by recognized credit rating agencies as follows:

--------------------------------------------------------------------------------
                                                 SENIOR       PREFERRED STOCK
                                                  DEBT           AND TOPrS
RATING AGENCY                                    RATINGS          RATINGS
--------------------------------------------------------------------------------

Duff & Phelps Credit Rating Co.                    AA               AA-
Fitch IBCA, Inc.                                   AA               AA-
Japan Rating & Investment Information, Inc.(1)     AA              Not Rated
Moody's Investors Service, Inc.                    Aa3              aa3
Standard & Poor's                                  AA-              A
Thomson BankWatch, Inc.                            AA+             Not Rated
--------------------------------------------------------------------------------

(1) Effective April 1, 1998, the Japan Bond Research Institute merged with Nippon Investors Service to form the Japan Rating & Investment Information, Inc.

As part of an overall liquidity management strategy, Merrill Lynch's insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts as well as expected future acquisition and maintenance expenses for all contracts. The insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, or credit risks attributable to fixed-rate products, thereby reducing the insurance subsidiaries' risk profile and liquidity demands. At June 26, 1998, approximately 79% of invested assets of insurance subsidiaries were considered liquid by management.

================================================================================
Capital Resources and Capital Adequacy
--------------------------------------------------------------------------------

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $9.3 billion in common equity and $425 million in preferred stock at June 26, 1998. In January and June 1998, certain subsidiaries of ML & Co. issued $750 million and $400 million of perpetual TOPrS, respectively. These subsidiary-issued preferred securities, in addition to $627 million in outstanding preferred securities of other subsidiaries, further strengthen Merrill Lynch's equity capital base.

Merrill Lynch's leverage ratios were as follows:
--------------------------------------------------------------------------------
                                                                   ADJUSTED
                                              LEVERAGE             LEVERAGE
                                              RATIO(1)             RATIO(2)
--------------------------------------------------------------------------------
PERIOD-END
  June 26, 1998                                31.9x                18.9x
  December 26, 1997                            32.7x                20.9x

AVERAGE(3)
  Six months ended June 26, 1998               36.1x                20.3x
  Year ended December 26, 1997                 35.5x                21.5x
--------------------------------------------------------------------------------

(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less (a) securities received as collateral, net of securities pledged as collateral, (b) securities pledged as collateral, (c) receivables under (i) resale agreements and (ii) securities borrowed transactions, to total stockholders' equity and preferred securities issued by subsidiaries.
(3) Computed using month-end balances.

Overall capital needs are continually reviewed to ensure that Merrill Lynch's capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of its subsidiaries. Statistic-based product risk models are used to estimate potential losses arising from market and credit risks. These dynamic models incorporate changes in business risk into Merrill Lynch's equity requirements. Based upon these analyses and other criteria, management believes that Merrill Lynch's capital base of $11.5 billion is adequate.

No common stock repurchases were made during the 1998 three- and six-month periods; Merrill Lynch repurchased 5.6 and 13.2 million shares of common stock during the corresponding 1997 periods. At June 26, 1998, remaining authority to repurchase shares under the share repurchase program was 10.0 million shares. Subsequent to quarter end, Merrill Lynch rescinded its share repurchase authority in order to facilitate pooling-of-interests accounting.

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

================================================================================
Capital Projects and Expenditures
--------------------------------------------------------------------------------

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. To support business expansion, for example, Merrill Lynch plans to build a new European headquarters in London with expected costs of approximately $650 million;
$115 million has been spent to date related primarily to land. Completion of this facility is expected to occur in 2001. During 1997, Merrill Lynch approved a plan to construct an office complex in central New Jersey to consolidate certain operations. Construction costs are estimated at approximately $325 million, and completion of this facility is anticipated in 2000.

Significant technology initiatives include Trusted Global Advisor (Service Mark) ("TGA" (Service Mark)) and Year 2000 systems compliance. The TGA system, a technology platform for Financial Consultants, is expected to be available to virtually all U.S. Financial Consultants by the end of the 1998 third quarter. In addition, new system applications will continue to be added to the platform. The projected remaining expenditures for development and installation of the TGA system as of June 26, 1998 are approximately $150 million.

The modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Merrill Lynch's recent acquisitions, continued global expansion, and higher-than-expected systems consulting costs have increased the total projected expense from $300 million to approximately $375 million. Based on information currently available, the remaining costs are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk to the company. Merrill Lynch is devoting necessary resources, including contacting vendors, to address all Year 2000 issues in a timely manner.

As of January 1, 1999, the "euro" is expected to be adopted as the national currency of participating member states of the EMU. Since participating member states' local currencies will continue to be legal tender until July 2002, conversion issues between the euro and the existing local currencies must be addressed. Remaining costs to assess the strategic implications of the EMU and to ensure EMU systems capability are estimated at approximately $65 million. Merrill Lynch expects to be EMU-capable during the 1998 fourth quarter.

================================================================================
Average Assets and Liabilities
--------------------------------------------------------------------------------

Merrill Lynch monitors changes in its balance sheet using average daily balances that are determined on a settlement date basis and reported for management information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances. These changes were consistent with the growth in the financial statement balances from fourth quarter 1997 to second quarter 1998.

For the first six months of 1998, average total assets were $380 billion, up 27% from $299 billion for the 1997 fourth quarter. Average total liabilities rose 27% to $369 billion from $290 billion for the 1997 fourth quarter. The major components in the growth of average total assets and liabilities for the first half of 1998 are summarized as follows:

--------------------------------------------------------------------------------
(in millions)                           INCREASE                  GROWTH
--------------------------------------------------------------------------------
AVERAGE ASSETS:
 Trading assets                          $34,923                      31%
 Securities pledged as collateral         19,255                      N/M
 Receivables under
  resale agreements and securities
  borrowed transactions                   17,348                      15
 Goodwill                                  4,872                      N/M

--------------------------------------------------------------------------------
AVERAGE LIABILITIES:
 Obligation to return securities
  received as collateral                 $39,097                      N/M
 Payables under repurchase
  agreements and securities
  loaned transactions                     18,744                      19%
 Trading liabilities                      12,398                      20
 Long-term borrowings                      5,511                      13
--------------------------------------------------------------------------------

N/M -- Not meaningful.

Statement of Financial Accounting Standards ("SFAS") No. 127 requires Merrill Lynch to recognize collateral on certain resale and repurchase agreements. Due to the adoption of SFAS No. 127, trading assets and securities pledged as collateral increased $20 billion and $19 billion, respectively. The offset to the growth in average assets was a $39 billion increase in the obligation to return securities received as collateral (for more information on SFAS No. 127, see "New Accounting Pronouncements" section in Notes to the Consolidated Financial Statements - Unaudited).

In addition, during the first half of 1998, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Receivables under resale agreements and securities borrowed transactions and payables under repurchase agreements and securities loaned transactions rose to meet higher funding requirements for increased trading activity. These transactions increased as a result of expanded matched-book activity, primarily involving non-U.S. governments and agencies. Goodwill was higher primarily as a result of the Mercury acquisition.

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

--------------------------------------------------------------------------------
                                                     JUNE 26,    DECEMBER 26,
(in millions)                                           1998           1997
--------------------------------------------------------------------------------

Trading assets:
  Cash instruments                                   $13,236       $12,993
  Derivatives(1)                                       3,499         3,079
Trading liabilities - cash instruments                 2,462         2,962
Marketable investment securities                         610           648
Insurance subsidiaries' investments                      225           192
--------------------------------------------------------------------------------

(1) Collateral of $774 and $599 was obtained at June 26, 1998 and December 26, 1997, respectively, to reduce risk related to these derivative balances.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 26, 1998, the carrying value of such debt and equity securities totaled $51 million, of which 35% resulted from Merrill Lynch's market-making activities in such securities. This compared with $142 million at December 26, 1997, of which 56% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $209 million and $432 million at June 26, 1998 and December 26, 1997, respectively.

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

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

--------------------------------------------------------------------------------
                                                      JUNE 26,    DECEMBER 26,
(in millions)                                            1998          1997
--------------------------------------------------------------------------------

Derivative fair values:
  Trading assets(1)                                    $   33        $   62
  Trading liabilities                                     413            62
Derivative notionals (off-balance-sheet)(2)             3,519         3,257
--------------------------------------------------------------------------------

(1) The preceding table includes $15 and $42 at June 26, 1998 and December 26, 1997, respectively, of credit risk exposures to non-investment grade counterparties.

(2) Represents amount subject to strike or reference price.

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

A summary of derivatives used to hedge the credit risk of non-investment grade positions follows:

--------------------------------------------------------------------------------
                                                      JUNE 26,    DECEMBER 26,
(in millions)                                            1998          1997
--------------------------------------------------------------------------------

Derivative notionals (off-balance-sheet)(1)            $6,264        $5,548
--------------------------------------------------------------------------------

(1) Represents amount subject to strike or reference price.

At June 26, 1998, the largest non-investment grade concentration consisted of various sovereign and corporate issues of a South American country totaling $1.1 billion.

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

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be made on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

--------------------------------------------------------------------------------
                                                      JUNE 26,    DECEMBER 26,
(in millions)                                            1998         1997
--------------------------------------------------------------------------------
Loans (net of allowance for loan losses)(1)            $  896         $467
Equity investments(2)                                     181          170
Partnership interests                                     494           82
Bridge loans                                               95            -
Additional commitments to invest in partnerships           63           60
Unutilized revolving lines of credit and other
 lending commitments(3)                                   786          485
--------------------------------------------------------------------------------

(1) Represented outstanding loans to 73 and 48 companies at June 26, 1998 and December 26, 1997, respectively.
(2) Invested in 56 and 72 enterprises at June 26, 1998 and December 26, 1997, respectively.
(3) Subsequent to quarter end Merrill Lynch entered into a $350 million bridge loan commitment to a counterparty in connection with a proposed acquisition transaction. If extended, Merrill Lynch intends to syndicate a significant portion of the loan.

At June 26, 1998, the largest industry exposure was to the financial services sector which accounted for 32% of total non-investment grade positions and highly leveraged transactions.

===================================================================================================
Statistical Data
---------------------------------------------------------------------------------------------------
                                           2ND QTR.    3RD QTR.    4TH QTR.    1ST QTR.    2ND QTR.
                                             1997        1997        1997        1998        1998
                                           --------    --------    --------    --------    --------
CLIENT ACCOUNTS (in billions):
U.S. Client Assets                         $    886    $    960    $    979    $  1,086    $  1,110
Non-U.S. Client Assets                           54          58         225         242         242
                                           --------    --------    --------    --------    --------
Total Assets in Client Accounts or
 Under Management                          $    940    $  1,018    $  1,204    $  1,328    $  1,352
                                           ========    ========    ========    ========    ========
Assets Under Management:
 MLAM(a):
  Money Market                             $     98    $    105    $    107    $    117    $    118
  Equity                                         68          73          72          80          77
  Fixed-Income                                   45          46          48          53          54
  Private Portfolio                              43          45          49          55          58
  Insurance                                       3           3           3           3           3
                                           --------    --------    --------    --------    --------
  Total                                    $    257    $    272    $    279    $    308    $    310
  Mercury                                       -           -           167         180         179
                                           --------    --------    --------    --------    --------
Total Assets Under Management              $    257    $    272    $    446    $    488    $    489
                                           ========    ========    ========    ========    ========
ML Consults (Registered Trademark)         $     24    $     26    $     27    $     31    $     33
Mutual Fund Advisor (Service Mark) and
  Asset Power (Registered Trademark)       $     12    $     14    $     15    $     18    $     19
401(k) Assets                              $     51    $     71    $     74    $     80    $     82

---------------------------------------------------------------------------------------------------
UNDERWRITING(b):
Global Debt and Equity:
  Volume (in billions)                     $     62    $     68    $     64    $     92    $    105
  Market Share                                 13.9%       14.0%       15.4%       14.2%       15.4%
U.S. Debt and Equity:
  Volume (in billions)                     $     50    $     59    $     56    $     78    $     92
  Market Share                                 16.5%       16.1%       17.2%       16.5%       18.5%
---------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
    U.S.                                     43,500      45,000      45,800      46,100      47,100
    Non-U.S.                                  8,900       9,200      10,800      11,100      13,200
                                           --------    --------    --------    --------    --------
    Total                                    52,400      54,200      56,600      57,200      60,300
                                           ========    ========    ========    ========    ========
  Financial Consultants and
    Account Executives Worldwide             14,800      15,200      15,300      15,300      16,300
  Support Personnel to
    Producer Ratio(c)                          1.54        1.53        1.57        1.58        1.58
---------------------------------------------------------------------------------------------------
INCOME STATEMENT:
  Net Earnings (in millions)               $    481    $    493    $    466    $    518    $    545
  Annualized Return on Average
    Common Stockholders' Equity                28.5%       27.3%       23.9%       24.8%       23.9%
  Earnings per Common Share:
    Basic                                  $   1.43    $   1.46    $   1.37    $   1.49    $   1.55
    Diluted                                $   1.25    $   1.25    $   1.17    $   1.30    $   1.33
---------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
  Total Assets                             $268,036    $288,430    $292,819    $353,424    $365,451
  Total Stockholders' Equity               $  7,268    $  7,797    $  8,329    $  9,001    $  9,691
---------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
  Weighted Average Shares Outstanding:
    Basic                                   329,901     330,958     333,853     340,571     346,299
    Diluted                                 378,901     387,643     390,822     390,936     401,972
  Common Shares Outstanding                 329,048     332,352     335,082     344,731     347,244
  Shares Repurchased(d)                       5,588         240         -           -           -
---------------------------------------------------------------------------------------------------

(a) Merrill Lynch Asset Management.
(b) Full credit to book manager. Market share data derived from Securities Data Co.
(c) Support personnel includes sales assistants.
(d) Does not include shares either (i) owned by employees and used to pay for the exercise of stock options or (ii) stock withheld from employee stock option exercises to pay associated taxes.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Since the filing of ML & Co.'s 1997 Form 10-K (the "1997 Form 10-K") and ML & Co.'s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998 (the "First Quarter 1998 Form 10-Q"), the following events have taken place with respect to several of the actions reported therein. Capitalized terms used herein without definition have the meanings set forth in the 1997 Form 10-K.

Orange County Litigation. As reported in ML & Co.'s Current Report on Form 8-K dated June 2, 1998, ML & Co. reached a settlement to end its litigation with Orange County, California, John M.W. Moorlach in his official capacity as Orange County Treasurer-Tax Collector, and the Litigation Representative appointed pursuant to the terms of the Modified Second Amended Plan of Adjustment for the County of Orange approved by order of the United States Bankruptcy Court on June 12, 1996 (collectively, the "County"). Under the terms of the settlement, ML & Co. will pay $400 million to the County. ML & Co. also will return to the County approximately $20 million of excess collateral that it has been holding. In addition, ML & Co. reached an agreement to settle a lawsuit brought by the Irvine Ranch Water District for $17.1 million.

On June 18, 1998, the Supreme Court of the State of New York, Appellate Division, First Department, affirmed the dismissal of the complaint in the Wilson Action.

Item 4.     Submission of Matters to a Vote of Security Holders.

On April 14, 1998, ML & Co. held its Annual Meeting of Stockholders. Further details concerning matters submitted for vote of security holders can be found in the First Quarter 1998 Form 10-Q.

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

      (10)(i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 27, 1998.

            (ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan for Managers and Producers, as amended on July 27, 1998.

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

      (27)        Financial Data Schedule.

(b)   Reports on Form 8-K

      The following Current Reports on Form 8-K were filed by ML & Co. with the Commission during the quarterly period covered by this Report:

      (i) Current Report dated April 13, 1998 for the purpose of filing the Preliminary Unaudited Earnings Summary of ML & Co. for the three-month period ended March 27, 1998.

      (ii) Current Report dated April 29, 1998 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of ML & Co. as of March 27, 1998.

      (iii) Current Report dated May 19, 1998 for the purpose of filing the Telebras Indexed Callable Protected Growth (Service Mark) Securities due May 19, 2005 of ML & Co.

      (iv) Current Report dated June 2, 1998 for the purpose of reporting on the settlement of certain litigation arising out of ML & Co.'s business dealings with Orange County, California.

      (v) Current Report dated June 3, 1998 for the purpose of filing ML & Co.'s 6 3/4% Notes due June 1, 2028.

      (vi) Current Report dated June 15, 1998 for the purpose of filing the Independent Auditors' Consent of Deloitte & Touche L.L.P. in connection with Registration Statements on Form S-3 (File Nos. 333-42859 and 333-44173) filed by ML & Co.

      (vii) Current Report dated June 24, 1998 for the purpose of filing ML & Co.'s Floating Rate Notes due June 24, 2003.

      (viii) Current Report dated June 26, 1998 for the purpose of filing ML & Co.'s S&P 500 Market Index Target-Term Securities (Service Mark) due July 1, 2005.

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



                                          MERRILL LYNCH & CO., INC.
                                          -------------------------
                                                (Registrant)


Date: August 7, 1998                By:   /s/ E. Stanley O'Neal
                                          -------------------------
                                          E. Stanley O'Neal
                                          Executive Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits

10(i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 27, 1998.

10(ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan for Managers and Producers, as amended on July 27, 1998.

11          Statement re: computation of per common share earnings

12          Statement re: computation of ratios

15          Letter re: unaudited interim financial information

27          Financial Data Schedule