Form 10-Q
period 1998-09-25
MERRILL LYNCH & CO INC
filed 1998-11-09
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                    SEPTEMBER 25, 1998
                                                  ------------------

COMMISSION FILE NUMBER                            1-7182
                                                  ------

                             MERRILL LYNCH & CO., INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                          13-2740599
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


       WORLD FINANCIAL CENTER, NORTH TOWER,
       NEW YORK, NEW YORK                                  10281-1332
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

YES     | X |        NO     |   |
        -----               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

354,712,004 shares of Common Stock and 4,618,013 Exchangeable Shares as of the close of business on October 30, 1998. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements (restated for the Midland Walwyn merger)
         --------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


                                                                FOR THE THREE MONTHS ENDED
                                                             -------------------------------
                                                             SEPTEMBER 25,     SEPTEMBER 26,         PERCENT (1)
      (dollars in millions, except per share amounts)            1998               1997             INC. (DEC.)
                                                             ------------      -------------         -----------
      REVENUES
       Commissions                                            $ 1,449            $ 1,328                  9.2%
       Interest and dividends                                   5,079              4,447                 14.2
       Principal transactions                                     279                964                (71.1)
       Investment banking                                         711                724                 (1.8)
       Asset management and portfolio service fees                995                731                 36.0
       Other                                                      199                144                 38.4
                                                               ------             ------                 ----
       Total Revenues                                           8,712              8,338                  4.5
       Interest Expense                                         4,863              4,196                 15.9
                                                               ------             ------                 ----
       Net Revenues                                             3,849              4,142                 (7.1)
                                                               ------             ------                 ----
      NON-INTEREST EXPENSES
       Compensation and benefits                                2,010              2,101                 (4.3)
       Communications and technology                              487                328                 48.7
       Occupancy and related depreciation                         227                188                 20.7
       Professional fees                                          165                131                 25.3
       Advertising and market development                         203                148                 36.7
       Brokerage, clearing, and exchange fees                     186                143                 30.5
       Goodwill amortization                                       55                 16                  N/M
       Provision for costs related to staff reductions            430                  -                  N/M
       Other                                                      292                298                 (2.0)
                                                               ------             ------                 ----
       Total Non-Interest Expenses                              4,055              3,353                 20.9
                                                               ------             ------                 ----
      EARNINGS (LOSS) BEFORE INCOME TAXES AND DIVIDENDS ON
        PREFERRED SECURITIES ISSUED BY SUBSIDIARIES              (206)               789               (126.2)
      Income Tax Expense (Benefit)                                (75)               275               (127.4)
      Dividends on Preferred Securities Issued by Subsidiaries     33                 12                162.6
                                                              -------            -------               ------
      NET EARNINGS (LOSS)                                     $  (164)           $   502               (132.6)%
                                                              =======            =======               ======
      NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $  (173)           $   493               (135.2)%
                                                              =======            =======               ======
      EARNINGS (LOSS) PER COMMON SHARE
        Basic                                                 $  (.49)           $  1.45
                                                              =======            =======
        Diluted                                               $  (.49)           $  1.24
                                                              =======            =======
      DIVIDEND PAID PER COMMON SHARE                          $   .24            $   .20
                                                              =======            =======
      AVERAGE SHARES USED IN COMPUTING
       EARNINGS (LOSS) PER COMMON SHARE
          Basic                                                 357.6              339.8
                                                              =======            =======
          Diluted                                               357.6              396.9
                                                              =======            =======


------------------------------------------------------
(1)  Percentages are based on actual numbers before rounding.
N/M  Not meaningful.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


                                                                        FOR THE NINE MONTHS ENDED
                                                                   -------------------------------------
                                                                   SEPTEMBER 25,           SEPTEMBER 26,          PERCENT (1)
     (dollars in millions, except per share amounts)                   1998                     1997              INC. (DEC.)
                                                                   -------------           -------------        -------------
      REVENUES
       Commissions                                                  $ 4,375                  $ 3,691                 18.5%
       Interest and dividends                                        14,903                   12,734                 17.0
       Principal transactions                                         2,439                    3,211                (24.0)
       Investment banking                                             2,440                    2,015                 21.1
       Asset management and portfolio service fees                    3,013                    2,063                 46.0
       Other                                                            511                      474                  7.8
                                                                    -------                  -------                -----
       Total Revenues                                                27,681                   24,188                 14.4
       Interest Expense                                              14,215                   11,942                 19.0
                                                                    -------                  -------                -----
       Net Revenues                                                  13,466                   12,246                 10.0
                                                                    -------                  -------                -----
      NON-INTEREST EXPENSES
       Compensation and benefits                                      6,956                    6,281                 10.7
       Communications and technology                                  1,311                      920                 42.4
       Occupancy and related depreciation                               645                      548                 17.7
       Professional fees                                                459                      398                 15.2
       Advertising and market development                               580                      456                 27.3
       Brokerage, clearing, and exchange fees                           509                      383                 32.8
       Goodwill amortization                                            165                       47                  N/M
       Provision for costs related to staff reductions                  430                        -                  N/M
       Other                                                            809                      837                 (3.4)
                                                                    -------                  -------                -----
       Total Non-Interest Expenses                                   11,864                    9,870                 20.2
                                                                    -------                  -------                -----
      EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
        PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                   1,602                    2,376                (32.6)
      Income Tax Expense                                                605                      875                (30.8)
      Dividends on Preferred Securities Issued by Subsidiaries           82                       35                134.8
                                                                    -------                  -------                -----
      NET EARNINGS                                                  $   915                  $ 1,466                (37.6)%
                                                                    =======                  =======                =====
      NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                $   887                  $ 1,437                (38.3)%
                                                                    =======                  =======                =====
      EARNINGS PER COMMON SHARE
       Basic                                                        $  2.50                  $  4.24
                                                                    =======                  =======
       Diluted                                                      $  2.18                  $  3.64
                                                                    =======                  =======
      DIVIDENDS PAID PER COMMON SHARE                               $   .68                  $   .55
                                                                    =======                  =======
      AVERAGE SHARES USED IN COMPUTING
       EARNINGS PER COMMON SHARE
        Basic                                                         354.1                    339.2
                                                                    =======                  =======
        Diluted                                                       406.7                    394.4
                                                                    =======                  =======

----------------------------------------------------------
(1)  Percentages are based on actual numbers before rounding.
N/M  Not meaningful.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in millions, except per share amounts)


                                                                                              SEPTEMBER 25,    DECEMBER 26,
   ASSETS                                                                                         1998              1997
   ------------------------------------------------------------------                         -------------    ------------

   CASH AND CASH EQUIVALENTS                                                                     $  8,965        $  5,046
                                                                                                 --------        --------
   CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
     OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                      12,583          12,384
                                                                                                 --------        --------
   MARKETABLE INVESTMENT SECURITIES                                                                 4,213           3,309
                                                                                                 --------        --------
   TRADING ASSETS, AT FAIR VALUE
     Corporate debt and preferred stock                                                            26,908          32,537
     Equities and convertible debentures                                                           28,326          24,031
     Contractual agreements                                                                        25,491          21,205
     U.S. Government and agencies                                                                  14,139           9,848
     Non-U.S. governments and agencies                                                              9,001          10,221
     Mortgages, mortgage-backed, and asset-backed                                                  10,529           7,312
     Other                                                                                          3,542           2,937
                                                                                                 --------        --------
                                                                                                  117,936         108,091
     Securities received as collateral, net of securities pledged as collateral                     5,202               -
                                                                                                 --------        --------
     Total                                                                                        123,138         108,091
                                                                                                 --------        --------
   SECURITIES PLEDGED AS COLLATERAL                                                                18,386               -
                                                                                                 --------        --------
   RECEIVABLES UNDER RESALE AGREEMENTS                                                             73,125          71,904
                                                                                                 --------        --------
   RECEIVABLES UNDER SECURITIES BORROWED TRANSACTIONS                                              43,176          35,539
                                                                                                 --------        --------
   OTHER RECEIVABLES
     Customers (net of allowance for doubtful accounts of
      $55 in 1998 and $50 in 1997)                                                                 29,881          27,319
     Brokers and dealers                                                                            7,319           5,182
     Interest and other                                                                             9,096           8,185
                                                                                                 --------        --------
     Total                                                                                         46,296          40,686
                                                                                                 --------        --------
   INVESTMENTS OF INSURANCE SUBSIDIARIES                                                            4,507           4,833

   LOANS, NOTES, AND MORTGAGES (net of allowance for
     loan losses of $148 in 1998 and $130 in 1997)                                                  7,161           4,310

   OTHER INVESTMENTS                                                                                2,144           1,829

   PROPERTY, LEASEHOLD IMPROVEMENTS, AND EQUIPMENT
     (net of accumulated depreciation and amortization
     of $3,338 in 1998 and $2,955 in 1997)                                                          2,570           2,099

   GOODWILL (net of accumulated amortization of
     $284 in 1998 and $131 in 1997)                                                                 5,413           5,467

   OTHER ASSETS                                                                                     1,742           1,483
                                                                                                 --------        --------
   TOTAL ASSETS                                                                                  $353,419        $296,980
                                                                                                 ========        ========


   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

   (dollars in millions, except per share amounts)


   LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,                                SEPTEMBER 25,      DECEMBER 26,
     AND STOCKHOLDERS' EQUITY                                                                   1998                1997
   -------------------------------------------------------------------------------          -------------      ------------
   LIABILITIES

   PAYABLES UNDER REPURCHASE AGREEMENTS AND
     SECURITIES LOANED TRANSACTIONS                                                            $100,174          $ 79,167
                                                                                               --------          --------
   COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                              43,409            45,052
                                                                                               --------          --------
   TRADING LIABILITIES, AT FAIR VALUE
     Contractual agreements                                                                      22,733            20,632
     U.S. Government and agencies                                                                10,572            18,186
     Equities and convertible debentures                                                         19,677            15,817
     Non-U.S. governments and agencies                                                           10,893            10,460
     Corporate debt, preferred stock, and other                                                   6,049             6,119
                                                                                               --------          --------
     Total                                                                                       69,924            71,214
                                                                                               --------          --------
   OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                        23,588                 -
                                                                                               --------          --------
   OTHER PAYABLES
     Customers                                                                                   20,727            17,514
     Brokers and dealers                                                                          5,772             4,224
     Interest and other                                                                          18,785            22,784
                                                                                               --------          --------
     Total                                                                                       45,284            44,522
                                                                                               --------          --------
   LIABILITIES OF INSURANCE SUBSIDIARIES                                                          4,404             4,716

   LONG-TERM BORROWINGS                                                                          55,064            43,143
                                                                                               --------          --------
   TOTAL LIABILITIES                                                                            341,847           287,814
                                                                                               --------          --------
   PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                    1,777               627
                                                                                               --------          --------
   STOCKHOLDERS' EQUITY

   PREFERRED STOCKHOLDERS' EQUITY                                                                   425               425
                                                                                               --------          --------
   COMMON STOCKHOLDERS' EQUITY
     Shares exchangeable into common stock                                                           71                66
     Common stock, par value $1.33 1/3 per share;
       authorized: 1,000,000,000 shares; issued: 472,660,324 shares                                 630               630
     Paid-in capital                                                                              1,405             1,001
     Accumulated other comprehensive loss (net of tax)                                              (59)              (47)
     Retained earnings                                                                           10,227             9,579
                                                                                               --------          --------
                                                                                                 12,274            11,229
     Less: Treasury stock, at cost:
             1998 - 119,242,755 shares; 1997 - 133,400,971 shares                                 2,190             2,677
           Employee stock transactions                                                              714               438
                                                                                               --------          --------
   TOTAL COMMON STOCKHOLDERS' EQUITY                                                              9,370             8,114
                                                                                               --------          --------
   TOTAL STOCKHOLDERS' EQUITY                                                                     9,795             8,539
                                                                                               --------          --------
   TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
     AND STOCKHOLDERS' EQUITY                                                                  $353,419          $296,980
                                                                                               ========          ========

   BOOK VALUE PER COMMON SHARE                                                                 $  26.16          $  23.63
                                                                                               ========          ========


   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                               FOR THE NINE MONTHS ENDED
                                                                                        ------------------------------------
   (dollars in millions)                                                                SEPTEMBER 25,          SEPTEMBER 26,
                                                                                             1998                   1997
                                                                                        ------------           ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $      915             $    1,466
   Noncash items included in earnings:
      Depreciation and amortization                                                             428                    347
      Policyholder reserves                                                                     171                    180
      Goodwill amortization                                                                     165                     47
      Other                                                                                     403                    936
   (Increase) decrease in operating assets:
      Trading assets                                                                         (9,845)               (35,092)
      Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                               (199)                (4,978)
      Receivables under securities borrowed transactions                                     (7,637)               (11,397)
      Customer receivables                                                                   (2,564)                (7,197)
      Sales of trading investment securities                                                  1,220                     59
      Purchases of trading investment securities                                               (964)                   (22)
      Other                                                                                  (5,539)                (5,583)
   Increase (decrease) in operating liabilities:
      Trading liabilities                                                                    (1,290)                20,063
      Payables under securities loaned transactions                                           4,394                  5,172
      Customer payables                                                                       3,213                  3,333
      Liabilities of insurance subsidiaries                                                    (485)                  (372)
      Other                                                                                   2,947                  5,939
                                                                                         ----------             ----------
      CASH USED FOR OPERATING ACTIVITIES                                                    (14,667)               (27,099)
                                                                                         ----------             ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (payments for):
      Maturities of available-for-sale securities                                             3,011                  2,330
      Sales of available-for-sale securities                                                  2,227                  1,447
      Purchases of available-for-sale securities                                             (6,204)                (4,623)
      Maturities of held-to-maturity securities                                                 628                    868
      Purchases of held-to-maturity securities                                                 (643)                  (569)
      Acquisitions, net of cash acquired                                                     (5,227)                     -
      Property, leasehold improvements, and equipment                                          (888)                  (624)
      Other investments and other assets                                                       (724)                  (391)
                                                                                         ----------             ----------
      CASH USED FOR INVESTING ACTIVITIES                                                     (7,820)                (1,562)
                                                                                         ----------             ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments for):
      Repurchase agreements, net of resale agreements                                        15,603                  2,031
      Commercial paper and other short-term borrowings                                       (1,643)                14,072
      Issuances and resales of long-term borrowings                                          22,611                 19,768
      Settlements and repurchases of long-term borrowings                                   (11,052)                (5,566)
      Issuances of subsidiaries' preferred securities                                         1,150                    300
      Redemption of remarketed preferred stock                                                    -                   (194)
      Common stock transactions                                                                   4                   (358)
      Dividends                                                                                (267)                  (216)
                                                                                         ----------             ----------
      CASH PROVIDED BY FINANCING ACTIVITIES                                                  26,406                 29,837
                                                                                         ----------             ----------
   INCREASE IN CASH AND CASH EQUIVALENTS                                                      3,919                  1,176
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               5,046                  3,395
                                                                                         ----------             ----------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    8,965             $    4,571
                                                                                         ==========             ==========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes                                                                       $      432             $      621
      Interest                                                                               13,642                 10,708


   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 25, 1998
                 (dollars in millions, except per share amounts)


--------------------------------------------------------------------------------
Note 1. Basis of Presentation
--------------------------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 26, 1997 consolidated balance sheet was derived from the audited financial statements, as restated for a pooling-of-interests (see Note 2). The interim consolidated financial statements for the three- and nine-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments, consisting only of normal recurring accruals and a provision for costs related to staff reductions, necessary for a fair statement of the results of operations have been included.

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

--------------------------------------------------------------------------------
Note 2. Midland Walwyn Merger
--------------------------------------------------------------------------------

In August 1998, Merrill Lynch acquired the outstanding shares of Midland Walwyn Inc. ("Midland") in a share exchange. Each Midland shareholder received either
0.24 shares of ML & Co. common stock or 0.24 exchangeable shares of Merrill Lynch & Co., Canada Ltd. ("Exchangeable Shares") for every Midland share held (see Note 6). In the exchange, Merrill Lynch issued 4,177,064 shares of ML & Co. common stock and 4,831,224 Exchangeable Shares.

The merger has been accounted for as a pooling-of-interests, and accordingly, prior period financial statements and footnotes have been restated to reflect the results of operations, financial position, and cash flows as if Merrill Lynch and Midland had always been combined. The effect of combining Midland into the results of operations, financial position, and cash flows of Merrill Lynch was not material.

--------------------------------------------------------------------------------
Note 3. New Accounting Pronouncements
--------------------------------------------------------------------------------

Merrill Lynch adopted Statement of Financial Accounting Standards ("SFAS") No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which requires balance sheet recognition of collateral related to certain secured financing transactions entered into after December 31, 1997. The adoption of such provisions creates the following additional captions on Merrill Lynch's balance sheet:

- Securities received as collateral, net of securities pledged as collateral;
- Securities pledged as collateral; and
- Obligation to return securities received as collateral.

The balances recognized in these captions primarily represent securities received as collateral in term resale and repurchase agreements for which the collateral provider does not have the explicit contractual right to substitute.

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain internal use software costs. The SOP, which would have been effective for Merrill Lynch beginning in 1999, was early adopted by Merrill Lynch and was not material to the results of operations for the three- and nine-month periods ended September 25, 1998.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires that all start-up costs be expensed as incurred. Closed-end mutual fund distribution costs, previously deferred and amortized by Merrill Lynch over a four-year period, should be expensed under the SOP. Merrill Lynch is currently evaluating the effect of adopting SOP 98-5.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for years beginning after June 15, 1999. The expected impact of adoption on Merrill Lynch's results of operations has not yet been determined.

--------------------------------------------------------------------------------
Note 4. Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings at September 25, 1998 and December 26, 1997 are presented below:

-----------------------------------------------------------------------------------------------
                                                               SEPTEMBER 25,       DECEMBER 26,
                                                                     1998               1997
-----------------------------------------------------------------------------------------------
        PAYABLES UNDER REPURCHASE AGREEMENTS
         AND SECURITIES LOANED TRANSACTIONS
          Repurchase agreements                                  $ 88,740            $72,127
          Securities loaned transactions                           11,434              7,040
                                                                 --------            -------
          Total                                                  $100,174            $79,167
                                                                 ========            =======
        COMMERCIAL PAPER AND OTHER SHORT-TERM
         BORROWINGS
          Commercial paper                                       $ 27,247            $30,379
          Demand and time deposits                                 13,642             10,712
          Bank loans and other                                      2,520              3,961
                                                                 --------            -------
          Total                                                  $ 43,409            $45,052
                                                                 ========            =======
-----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 5. Preferred Securities Issued by Subsidiaries
--------------------------------------------------------------------------------

In January and June 1998, Merrill Lynch Preferred Capital Trust III and IV (the "Trusts"), subsidiaries of ML & Co., issued $750 and $400 of Trust Originated Preferred Securities(Service Mark), respectively. The Trusts hold preferred securities of limited partnerships, which are also subsidiaries of ML & Co. The assets of the limited partnerships consist primarily of debt securities of ML & Co. and certain of its subsidiaries. ML & Co. has guaranteed, on a subordinated basis, certain payments by the Trusts and the limited partnerships.

Subsequent to quarter end, Merrill Lynch Preferred Capital Trust V issued $850 of Trust Originated Preferred Securities.

--------------------------------------------------------------------------------
Note 6. Shares Exchangeable into Common Stock
--------------------------------------------------------------------------------

In August 1998, Merrill Lynch & Co., Canada Ltd. issued 4,831,224 Exchangeable Shares in connection with Merrill Lynch's merger with Midland (see Note 2). Holders of Exchangeable Shares receive dividend, voting, and other rights equivalent to those of ML & Co. common stockholders. Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis into ML & Co. common stock. Merrill Lynch may redeem all outstanding Exchangeable Shares for ML & Co. common stock after January 31, 2011, or earlier under certain circumstances.

--------------------------------------------------------------------------------
Note 7. Common Stock
--------------------------------------------------------------------------------

On April 14, 1998, stockholders approved an amendment of ML & Co.'s certificate of incorporation to increase the authorized number of shares of common stock from 500 million to 1 billion.

--------------------------------------------------------------------------------
Note 8. Provision for Costs Related to Staff Reductions
--------------------------------------------------------------------------------

Merrill Lynch recognized a $430 provision for costs related to staff reductions ($288 after-tax) during the 1998 third quarter. The provision covers primarily severance costs, but also includes costs to terminate long-term contracts and leases related to personnel reductions and resized businesses. The staff reduction program includes reductions in the workforce of approximately 3,400 personnel, or about 5% of the global workforce. Approximately 25% of these reductions are producers in certain debt markets and other Corporate and Institutional Client Group businesses. The remaining reductions are in direct business support staff. In addition, full-time equivalent consultants, mainly involved in technology projects, are being reduced by approximately 900.

--------------------------------------------------------------------------------
Note 9. Interest Expense
--------------------------------------------------------------------------------

Interest expense includes payments in lieu of dividends of $2.8 and $5.2 for the third quarters of 1998 and 1997, respectively. For the nine-month periods ended September 25, 1998 and September 26, 1997, payments in lieu of dividends were $15.6 and $13.4, respectively.

--------------------------------------------------------------------------------
Note 10. Comprehensive Income
--------------------------------------------------------------------------------

The components of comprehensive income (loss) are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      -------------------------------        -------------------------------
                                                      SEPTEMBER 25,     SEPTEMBER 26,        SEPTEMBER 25,    SEPTEMBER 26,
                                                            1998              1997                 1998            1997
----------------------------------------------------------------------------------------------------------------------------

        Net earnings (loss)                                $(164)             $502                 $915          $1,466
                                                           -----              ----                 ----          ------
        Other comprehensive loss, net of tax:
          Foreign currency translation adjustment             (8)              (44)                  (3)            (52)
          Net unrealized gains (losses) on investment
           securities available-for-sale                      (9)                5                   (9)             27
                                                           -----              ----                 ----          ------
          Total other comprehensive loss, net                (17)              (39)                 (12)            (25)
                                                           -----              ----                 ----          ------
        Comprehensive income (loss)                        $(181)             $463                 $903          $1,441
                                                           =====              ====                 ====          ======
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 11. Earnings Per Common Share
--------------------------------------------------------------------------------

Information relating to earnings (loss) per common share computations follows:

--------------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                ---------------------------------     ------------------------------------
                                                    SEPTEMBER 25,   SEPTEMBER 26,         SEPTEMBER 25,      SEPTEMBER 26,
                                                        1998             1997                  1998              1997
--------------------------------------------------------------------------------------------------------------------------
        Net earnings (loss)                         $   (164)         $   502               $   915          $  1,466
        Preferred stock dividends                          9                9                    28                29
                                                    --------          -------               -------          --------
        Net earnings (loss) applicable to
          common stockholders                       $   (173)         $   493               $   887          $  1,437
                                                    ========          =======               =======          ========
--------------------------------------------------------------------------------------------------------------------------
        (shares in thousands)
        Weighted-average shares outstanding          357,620          339,799               354,134           339,214
                                                    --------          -------               -------          --------
        Effect of dilutive instruments(1)(2):
          Employee stock options                      29,546           30,575                30,853            29,167
          FCCAAP shares                               16,232           21,124                16,710            20,773
          Restricted units                             5,023            5,352                 4,947             5,043
          ESPP shares                                     32               26                    52                53
          Convertible debt                                 -                -                     -               180
                                                     -------          -------               -------          --------
          Dilutive potential common shares            50,833           57,077                52,562            55,216
                                                     -------          -------               -------          --------
        Total weighted-average diluted shares        408,453 (3)      396,876               406,696           394,430
                                                     =======          =======               =======           =======
-----------------------------------------------------------------------------------------------------------------------------
        Basic earnings (loss) per share             $   (.49)        $   1.45              $   2.50          $   4.24
        Diluted earnings (loss) per share               (.49) (3)        1.24                  2.18              3.64
-----------------------------------------------------------------------------------------------------------------------------

(1) At September 25, 1998, there were 19,497 instruments that were considered antidilutive and were not included in the above computations.
(2) See Note 9 in the Notes to Consolidated Financial Statements in the 1997 Annual Report for a description of these instruments.
(3) Since accounting principles require that a net loss not be diluted by potential common shares, diluted loss per share for the 1998 third quarter is calculated using weighted-average shares outstanding only.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 12. Derivatives and Other Commitments
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes by type of risk follow:

-----------------------------------------------------------------------------------------------------------------------------
                                            INTEREST                                          EQUITY               COMMODITY
                                                RATE                   CURRENCY                PRICE                   PRICE
        (in billions)                           RISK (1)(2)            RISK (3)                 RISK                    RISK
------------------------------------------------------------------------------------------------------------------------------
        SEPTEMBER 25, 1998
        ------------------

        Swap agreements                       $1,823                   $172                     $18                   $  5
        Forward contracts                         91                    246                       -                      5
        Futures contracts                        256                      5                       7                      3
        Options purchased                        223                    119                      76                      3
        Options written                          178                    122                      65                      4

        DECEMBER 26, 1997
        -----------------

        Swap agreements                       $1,482                   $159                     $17                   $  2
        Forward contracts                         59                    196                       1                     15
        Futures contracts                        202                      1                      15                      2
        Options purchased                         99                     71                      60                      3
        Options written                          133                     73                      44                      3
-----------------------------------------------------------------------------------------------------------------------------


(1) Certain derivatives subject to interest rate risk are also exposed to the credit spread or default risk of the underlying financial instrument.
(2)  Forward contracts subject to interest rate risk principally represent "To
     Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
(3) Included in the currency risk category are certain contracts that are also subject to interest rate risk.

----------------------------------------------------------------------------------------------------------------------------

The notional or contractual amounts of derivatives used to hedge exposure related to borrowings or other non-trading activities follow:

--------------------------------------------------------------------------------------------------
                                                            SEPTEMBER 25,          DECEMBER 26,
        (in billions)                                            1998                 1997
--------------------------------------------------------------------------------------------------

        Interest rate derivatives(1)                             $66                   $53
        Currency derivatives(1)                                   23                    10
        Equity derivatives                                         4                     3
--------------------------------------------------------------------------------------------------

(1) Includes swap contracts totaling $2 billion in notional amount that contain embedded options hedging callable debt at both dates.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties in the normal course of their trading activities.

In the normal course of business, Merrill Lynch enters into underwriting commitments, when-issued transactions, and commitments to extend credit. Settlement of these commitments as of September 25, 1998 would not have a material effect on the consolidated financial condition of Merrill Lynch.

--------------------------------------------------------------------------------
Note 13. Regulatory Requirements
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer and a subsidiary of ML & Co., is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 25, 1998, MLPF&S's regulatory net capital of $3,263 was 14% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $2,796.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities and a subsidiary of ML & Co., is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 25, 1998, MLGSI's liquid capital of $1,484 was 217% of its total market and credit risk, and liquid capital in excess of the minimum required was $661.

Merrill Lynch International ("MLI"), a registered U.K. broker-dealer and a subsidiary of Merrill Lynch, is subject to the capital requirements of the Securities and Futures Authority ("SFA"). Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At September 25, 1998, MLI's financial resources were $3,529 and exceeded the minimum requirement by $904.

--------------------------------------------------------------------------------
Note 14. Litigation Matters
--------------------------------------------------------------------------------

An action was brought in the United States District Court for the Central District of California by Orange County, California, which filed a bankruptcy petition in the United States Bankruptcy Court for the Central District of California on December 6, 1994, against ML & Co. and certain of its subsidiaries in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. In June 1998, an agreement to settle this action was reached, which had no impact on the 1998 nine-month results of operations. Execution of the terms of the settlement agreement, including dismissal of the action, is conditioned upon court approval of an order barring certain claims for contribution and indemnity. See Item 1, "Legal Proceedings," in Part II of ML & Co.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 25, 1998, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 25, 1998 and September 26, 1997, and condensed consolidated statements of cash flows for the nine-month periods ended September 25, 1998 and September 26, 1997. These financial statements are the responsibility of the management of Merrill Lynch. The accompanying condensed consolidated financial statements give retroactive effect to the 1998 merger of Merrill Lynch and Midland Walwyn Inc., which has been accounted for as a pooling-of-interests, as described in Note 2 to the condensed consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 26, 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. We also have previously audited the consolidated financial statements of Midland Walwyn Inc. for the year ended December 31, 1997, and in our report dated February 17, 1998 we expressed an unqualified opinion on those consolidated financial statements (not presented herein). We also audited the adjustments to the condensed statements that were applied to restate the December 26, 1997 consolidated balance sheet of Merrill Lynch (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1997 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
November 9, 1998

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

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraph hereof, actions and initiatives taken by both current and potential competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in the following sections. MERRILL LYNCH UNDERTAKES NO RESPONSIBILITY TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
Business Environment
--------------------------------------------------------------------------------

Global financial markets experienced significant turmoil during the 1998 third quarter, particularly in August and September, after mixed performances during the first six months of the year. The collapse of the Russian economy, combined with currency controls in Malaysia and delays in International Monetary Fund support for Brazil, led to a "flight to quality" by investors. This credit quality movement resulted in a significant increase in credit risk premiums, a general absence of liquidity in emerging and other debt markets, and defaults by certain highly leveraged counterparties, including hedge funds. These adverse conditions significantly affected global debt markets, which suffered declines during the 1998 third quarter and into the 1998 fourth quarter.

Credit spreads, which represent the risk premiums paid by issuers based on credit rating or perception, widened significantly during the 1998 third quarter relative to the corresponding 1997 period. The unprecedented movement in credit spreads during the 1998 third quarter led to large valuation losses on debt instruments in many global markets. These valuation losses were not offset by the typical hedge for these instruments, U.S. Treasury securities, because the market volatility reduced the effectiveness of these hedges.

Long-term U.S. interest rates, as evidenced by the yield on 30-year U.S. Treasury bond, decreased during the 1998 third quarter to 4.96%, marking the first time since 1967 that this rate fell below 5%. This decline resulted from continued low inflation and the flight to quality, as well as low levels of unemployment. Similar to long-term U.S. interest rates, European and Japanese interest rates declined during the 1998 third quarter and were lower relative to the 1997 third quarter.

During the 1998 third quarter, U.S. equity markets suffered their worst price declines since 1990, primarily due to declining corporate earnings in certain sectors and global financial unrest. These events precipitated a Dow Jones Industrial Average market correction of 6.4%, or 513 points, on August 31, the second largest point loss on record. Volatile market conditions throughout the 1998 third quarter also led to record net outflows from mutual funds in August, the first month in almost a decade when withdrawals exceeded purchases. As a result of reduced investor confidence and market volatility, the Dow Jones Industrial Average and Nasdaq Composite fell 12.4% and 10.6%, respectively, from the end of the 1998 second quarter. Despite the U.S. market volatility, commissions revenues industrywide were strong during the 1998 third quarter, reflecting near-record volumes.

Security prices in many global equity markets declined during the 1998 third quarter, with the Dow Jones World Index (Registered Trademark) falling 12.6% from the end of the 1998 second quarter and 4.3% from the corresponding 1997 period. Slower global earnings growth, combined with the collapse of the Russian economy, led to continued declines in most non-U.S. markets, particularly Russia, Asia, and Latin America. European markets, which had strong performances throughout the first six months of 1998, also declined as a result of these events. Despite third quarter declines, most European markets were up significantly from the end of the 1997 third quarter.

Global underwriting volume decreased significantly during the 1998 third quarter from first half 1998 levels as volatile market conditions led to a significant decline in bond and equity issuances during the latter half of August and throughout September. Despite this slowdown, underwriting fees for the 1998 third quarter were higher compared with the corresponding 1997 period, due to strong debt and equity issuances in July.

Strategic services activities declined during the 1998 third quarter, particularly in late August and throughout September, as deteriorating market conditions made financing mergers and acquisitions more difficult. Industrywide disclosed fees for mergers and acquisitions were down 50% from the 1998 second quarter; 1998 third quarter industrywide revenues, however, surpassed the amount recorded in the comparable 1997 period due to an increase in the number of completed deals.

Subsequent to quarter end, a group of 14 financial institutions, including Merrill Lynch, recapitalized Long-Term Capital Portfolio, L.P., a highly leveraged hedge fund. The aggregate recapitalization of $3.6 billion, of which Merrill Lynch contributed $300 million, was undertaken to avoid immediate liquidation of the hedge fund's positions in an illiquid market and the likely resulting market disruptions.

Due to the volatility of the financial services industry, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effects of market downturns by expanding its global presence, developing and maintaining long-term client relationships, monitoring costs and risks, and continuing to diversify revenue sources.

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services. In addition, the recent relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the potential repeal of the laws separating commercial and investment banking activities in the future, have increased the number of companies competing for a similar customer base.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED                  INCREASE (DECREASE)
                                                ----------------------------------------              3Q98 VERSUS
                                                SEPTEMBER 25,   JUNE 27,   SEPTEMBER 26,          -------------------
(dollars in millions, except per share amounts)       1998       1998(1)        1997(1)            2Q98       3Q97
-------------------------------------------------------------------------------------------------------------------------

Total revenues                                      $8,712      $9,581        $8,338               (9.1)%      4.5%
Net revenues                                         3,849       4,855         4,142              (20.7)      (7.1)
Pre-tax earnings (loss)                               (206)        918           789             (122.5)    (126.2)
Net earnings (loss)                                   (164)        551           502             (129.8)    (132.6)
Net earnings (loss) applicable
    to common stockholders                            (173)        541           493             (132.1)    (135.2)
Earnings (loss) per common share
    Basic                                             (.49)       1.52          1.45             (132.2)    (133.8)
    Diluted                                           (.49)       1.32          1.24             (137.1)    (139.5)
-------------------------------------------------------------------------------------------------------------------------

(1) Amounts have been restated to reflect the Midland Walwyn merger as required under pooling-of-interests accounting.

The following discussion emphasizes the comparison between the third quarters of 1998 and 1997 and presents additional information comparing the nine-month periods where appropriate.

Merrill Lynch reported a 1998 third quarter net loss of $164 million, which included an after-tax provision for costs related to staff reductions of $288 million ($430 million pre-tax). Excluding the staff reduction provision, 1998 third quarter net earnings were $124 million. These results compare with net earnings of $502 million in the 1997 third quarter and $551 million in the 1998 second quarter.

Excluding the staff reduction provision, earnings per common share were $.32 basic and $.28 diluted. Return on average common equity excluding the provision was 4.8%. Earnings excluding the effects of goodwill amortization and the after-tax staff reduction provision were $179 million for the 1998 third quarter, or $.42 per diluted share.

The staff reduction program is designed to reduce expenses and selectively resize certain Merrill Lynch businesses; management anticipates annual savings of $500 million from the annualized level of fixed and semi-fixed costs experienced during the 1998 third quarter. The program includes reductions in the workforce through severance and attrition of approximately 3,400 personnel, or about 5% of Merrill Lynch's global workforce of approximately 65,000. Approximately 25% of these reductions are producers in certain debt markets and other Corporate and Institutional Client Group businesses. The remaining reductions are in direct business support staff. In addition, full-time equivalent consultants, mainly involved in technology projects, are being reduced by approximately 900. The staff reduction provision covers primarily severance costs, as well as costs to terminate long-term contracts and leases related to personnel reductions and resized businesses. Despite these near-term staff reductions, Merrill Lynch will continue to hire Financial Consultants and other producers in certain business lines.

For the 1998 nine months, net earnings were $915 million, compared with $1.5 billion for the corresponding 1997 period. Nine-month earnings before the staff reduction provision were $1.2 billion, down 18% from the 1997 nine months. Year-to-date earnings per common share including and excluding the staff reduction provision were $2.18 and $2.89, respectively, down from $3.64 in the comparable 1997 period.

Despite difficult market conditions during the 1998 third quarter, Merrill Lynch continued to execute its global strategy with the following initiatives:

- the merger with Midland Walwyn Inc., Canada's largest independent full-service securities firm;
- the opening of 33 retail offices in Japan;
- the purchase of a 51% interest in Phatra Securities Company Limited, Thailand's leading investment bank; and
- the announcement of an agreement to purchase Howard Johnson & Co., a benefits consulting and actuarial firm, which was consummated subsequent to quarter end.

These measures continue to enhance Merrill Lynch's global presence, and, combined with other acquisitions including Mercury Asset Management ("Mercury"), Smith New Court PLC, and McIntosh Securities Limited, are expected to further Merrill Lynch's key strategic priorities.

Non-U.S. net revenues were approximately 21% of Merrill Lynch's total net revenues in the 1998 third quarter, compared with approximately 27% in the 1997 third quarter, reflecting the volatility that has adversely affected most non-U.S. markets. The percentage of net revenues for the 1998 third quarter and nine months by strategic priority was as follows:

--------------------------------------------------------------------------------
PERCENTAGE OF NET REVENUES BY STRATEGIC PRIORITY
--------------------------------------------------------------------------------

                                      [PIE CHARTS]

                                 1998                    1998
                             Third Quarter            Nine Months
                             -------------            -----------
 U.S. Private Client              50%                     43%
 Corporate and
   Institutional Client           28%                     38%
 Asset Management                 13%                     11%
 International
   Private Client                  9%                      8%

--------------------------------------------------------------------------------

Commissions revenues are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                               -----------------------------                -----------------------------
                               SEPTEMBER 25,    SEPTEMBER 26,     %         SEPTEMBER 25,    SEPTEMBER 26,     %
(in millions)                        1998           1997          INC.            1998           1997         INC.
-------------------------------------------------------------------------------------------------------------------------

Listed and over-the-counter        $  818         $  730           12%          $2,386         $2,044          17%
Mutual funds                          445            430            4            1,442          1,170          23
Other                                 186            168           11              547            477          15
                                   ------         ------                        ------         ------
Total                              $1,449         $1,328            9           $4,375         $3,691          19
                                   ======         ======                        ======         ======
-------------------------------------------------------------------------------------------------------------------------

Commissions revenues remained at near-record levels as a result of record global listed securities volume and increased mutual fund activity. Listed securities revenues benefited from increased trading volumes on most European and U.S. stock exchanges.

Significant components of interest and dividend revenues and interest expense follow:

-------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -----------------------------         --------------------------------
                                          SEPTEMBER 25,   SEPTEMBER 26,         SEPTEMBER 25,      SEPTEMBER 26,
(in millions)                                 1998            1997                   1998              1997
-------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
  Trading assets                             $1,392          $1,352                $ 4,126            $ 3,925
  Resale agreements                           1,550           1,191                  4,298              3,277
  Securities borrowed                           786             853                  2,643              2,683
  Margin lending                                712             601                  2,105              1,569
  Other                                         639             450                  1,731              1,280
                                             ------          ------                -------            -------
  Total                                       5,079           4,447                 14,903             12,734
                                             ------          ------                -------            -------

INTEREST EXPENSE
  Repurchase agreements                       1,887           1,409                  5,037              3,774
  Borrowings                                  1,458           1,264                  4,250              3,331
  Trading liabilities                           673             761                  2,160              2,271
  Securities loaned                             389             408                  1,428              1,616
  Other                                         456             354                  1,340                950
                                             ------          ------                -------            -------
  Total                                       4,863           4,196                 14,215             11,942
                                             ------          ------                -------            -------
NET INTEREST AND DIVIDEND PROFIT             $  216          $  251                $   688            $   792
                                             ======          ======                =======            =======
-------------------------------------------------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit decreased 14% from the 1997 third quarter, primarily due to additional financing costs related to the Mercury acquisition.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" above, increased interest expense by $52 million and $14 million for the 1998 and 1997 third quarters and by $120 million and $15 million for the 1998 and 1997 nine months, respectively.

Principal transactions revenues were $279 million in the 1998 third quarter, down 71% from the 1997 corresponding period, reflecting significant economic turmoil in global debt markets. Losses in most fixed-income and credit-sensitive products and lower revenues in interest rate and currency swaps and foreign exchange contracts were partially offset by higher revenues from non-U.S. equities.

The following table provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on financial reporting categories and management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

-------------------------------------------------------------------------------------------------------------------------
                                                PRINCIPAL                     NET INTEREST                   NET
                                               TRANSACTIONS                     REVENUES                    TRADING
                                                 REVENUES                      (EXPENSES)                   REVENUES
                                             ----------------                ---------------             ---------------
(in millions)                                1998        1997                1998       1997             1998       1997
-------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER
-------------
Taxable fixed-income                       $ (368)     $  216               $  14      $  38           $ (354)    $  254
Equities and equity derivatives               341         327                 (27)       (26)             314        301
Interest rate and currency swaps              179         297                 (56)       (52)             123        245
Municipals                                     83          73                   3          3               86         76
Foreign exchange and commodities               44          51                   2          2               46         53
                                           ------      ------               -----      -----           ------     ------
Total                                      $  279      $  964               $ (64)     $ (35)          $  215     $  929
                                           ======      ======               =====      =====           ======     ======
NINE MONTHS
-----------
Taxable fixed-income                       $  (48)     $  876               $ 155      $ 203           $  107     $1,079
Equities and equity derivatives             1,233       1,079                 (81)       (73)           1,152      1,006
Interest rate and currency swaps              889         894                (179)      (153)             710        741
Municipals                                    224         239                  15         11              239        250
Foreign exchange and commodities              141         123                  47          7              188        130
                                           ------      ------               -----      -----           ------     ------
Total                                      $2,439      $3,211               $ (43)     $  (5)          $2,396     $3,206
                                           ======      ======               =====      =====           ======     ======
-------------------------------------------------------------------------------------------------------------------------

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

Taxable fixed-income trading losses were $368 million during the 1998 third quarter, down 270% from the 1997 third quarter revenues, primarily due to lower revenues from corporate and emerging market bonds and non-U.S. governments and agencies securities. Many of these instruments were significantly impacted by an unprecedented widening of credit spreads and a virtual absence of liquidity. Revenues from these instruments were also affected by the reduced effectiveness of U.S. Treasury hedges caused by market volatility. Slightly offsetting these decreases were positive results in U.S. Government and agencies revenues as investors sought higher quality debt instruments.

Equities and equity derivatives trading revenues were $341 million, up 4% from the 1997 third quarter due to sharply higher revenues from non-U.S. equities, particularly in Europe. Revenues from U.S. equities declined modestly from the 1997 third quarter, but were up from the 1998 second quarter.

Interest rate and currency swap trading revenues declined 40% to $179 million as a result of credit losses, including counterparty default, on emerging market and credit derivatives. Municipal securities trading revenues were up 14% to $83 million due to higher customer demand. Foreign exchange and commodities trading revenues declined 15% to $44 million, primarily due to fluctuations in the U.S. dollar versus the Malaysian ringgit, Indonesian rupiah, and Thai baht.

Investment banking revenues were down 2% from the 1997 third quarter to $711 million in the 1998 third quarter as a decline in underwriting was substantially offset by an increase in strategic services fees. A summary of Merrill Lynch's investment banking revenues follows:

-------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                -----------------------------                      ----------------------------
                                SEPTEMBER 25,    SEPTEMBER 26,         %           SEPTEMBER 25,   SEPTEMBER 26,   %
(in millions)                       1998             1997          INC. (DEC.)        1998            1997        INC.
-------------------------------------------------------------------------------------------------------------------------

Underwriting                        $384             $473             (19)%          $1,648          $1,431       15%
Strategic services                   327              251              31               792             584       36
                                    ----             ----                            ------          ------
Total                               $711             $724              (2)           $2,440          $2,015       21
                                    ====             ====                            ======          ======
-----------------------------------------------------------------------------------------------------------------------

Underwriting revenues in the 1998 third quarter were $384 million, down 19% from 1997 third quarter levels. An industrywide slowdown in debt and equity issuances resulting from global market volatility led to lower revenues, particularly from high-yield and equity products. Merrill Lynch maintained its position as the leading underwriter of total U.S. and global debt and equity offerings for the 1998 third quarter. Merrill Lynch's underwriting market share information based on transaction value follows:

-------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             SEPTEMBER 25, 1998             SEPTEMBER 26, 1997
                                             --------------------           --------------------
                                              MARKET                        MARKET
                                               SHARE         RANK           SHARE           RANK
-------------------------------------------------------------------------------------------------------------------------
U.S. PROCEEDS
    Debt                                        14.8%          1              16.0%           1
    Equity                                      12.3           2              12.8            2
    Debt and Equity                             15.2           1              15.8            1
GLOBAL PROCEEDS
    Debt                                        13.4           1              13.4            1
    Equity                                       9.5           4              10.5            3
    Debt and Equity                             13.6           1              13.3            1
-------------------------------------------------------------------------------------------------------------------------

Source: Securities Data Co. ("SDC") statistics based on full credit to book manager.

For the 1998 nine months, Merrill Lynch ranked No. 1 in both U.S. and global debt and equity underwritings.

Strategic services fees advanced to a record $327 million in the 1998 third quarter, benefiting from an increase in completed merger and acquisition transactions compared to the corresponding 1997 period. Merrill Lynch continued to lead the industry in U.S. completed mergers and acquisitions for both the 1998 third quarter and year-to-date periods.

Merrill Lynch's merger and acquisition market share information for the 1998 and 1997 third quarters based on transaction value follows:

-------------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                             ----------------------------------------------
                                             SEPTEMBER 25, 1998          SEPTEMBER 26, 1997
                                             ------------------          ------------------
                                             MARKET                      MARKET
                                              SHARE        RANK           SHARE        RANK
-------------------------------------------------------------------------------------------------------------------------
COMPLETED TRANSACTIONS
    U.S.                                       41.5%          1            38.8%          1
    Global                                     29.9           2            25.6           1
ANNOUNCED TRANSACTIONS
    U.S.                                       47.1           2            24.1           2
    Global                                     33.5           2            14.5           4
-------------------------------------------------------------------------------------------------------------------------

Source: SDC statistics based on full credit to both target and acquiring companies' advisors.

Merrill Lynch's asset management and portfolio service fees are summarized below:

-------------------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                   ----------------------------                     ----------------------------
                                   SEPTEMBER 25,   SEPTEMBER 26,       %            SEPTEMBER 25,   SEPTEMBER 26,    %
(in millions)                           1998            1997      INC. (DEC.)            1998            1997       INC.
-------------------------------------------------------------------------------------------------------------------------

Asset management fees(1)                $501            $319          57%              $1,553         $   903        72%
Portfolio service fees                   310             219          41                  850             586        45
Account fees                             110             104           5                  344             322         7
Other fees                                74              89         (17)                 266             252         6
                                        ----            ----                           ------          -----
Total                                   $995            $731          36               $3,013          $2,063        46
                                        ====            ====                           ======          ======
-------------------------------------------------------------------------------------------------------------------------

(1) Approximately three-quarters of the increases in asset management fees is attributable to the Mercury acquisition.

Total assets in client accounts or under management increased $275 billion from the end of the 1997 third quarter to $1.3 trillion at the end of the 1998 third quarter. The changes in these balances are described as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                    NET CHANGES DUE TO
                                                                 -------------------------
                                       SEPTEMBER 26,              NEW            ASSET             SEPTEMBER 25,
(in billions)                               1997                 MONEY(1)     DEPRECIATION                 1998
-------------------------------------------------------------------------------------------------------------------------
Total assets in client accounts or
   under management                       $1,044                $  276         $    (1)                 $1,319
Total assets under management                274                   205             (12)                    467
-------------------------------------------------------------------------------------------------------------------------

(1) Includes $167 billion of assets related to the fourth quarter 1997 acquisition of Mercury.

Asset management fees significantly increased from the 1997 third quarter due to growth in assets under management, primarily from the acquisition of Mercury. Both assets under management and total assets in client accounts or under management increased sharply from the end of the 1997 third quarter, but were down from the end of the 1998 second quarter due to declines in net asset values caused by global market downturns. Portfolio service fees were considerably higher than the corresponding 1997 period due to increased revenues from various fee-based products including Merrill Lynch Consults(Registered Trademark), Financial Advantage(Service Mark), Mutual Fund Advisor(Service Mark), and Asset Power(Registered Trademark). Account fees rose due to an increase in the number of customer accounts. Other fee-based revenues were down primarily due to lower revenues from mortgage-related activities, attributable in part to the sale of a controlling interest in a real estate services subsidiary (see discussion in the next paragraph).

Other revenues were up 38% from the 1997 third quarter to $199 million in the 1998 third quarter, attributable in part to a gain on the sale of a majority interest in Lender's Service, Inc., a residential real estate services provider.

Merrill Lynch's non-interest expenses are summarized below. Certain of these expenses have been reclassified from prior periods to conform to the current period presentation.

-------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      ------------------------------       ----------------------------
                                                      SEPTEMBER 25,    SEPTEMBER 26,       SEPTEMBER 25,  SEPTEMBER 26,
(in millions)                                                 1998            1997                 1998           1997
-------------------------------------------------------------------------------------------------------------------------

Compensation and benefits                                   $2,010          $2,101              $ 6,956         $6,281
                                                            ------          ------              -------         ------
Non-interest expenses,
  excluding compensation and benefits:
    Communications and technology                              487             328                1,311            920
    Occupancy and related depreciation                         227             188                  645            548
    Professional fees                                          165             131                  459            398
    Advertising and market development                         203             148                  580            456
    Brokerage, clearing, and exchange fees                     186             143                  509            383
    Goodwill amortization                                       55              16                  165             47
    Provision for costs related to staff reductions            430               -                  430              -
    Other                                                      292             298                  809            837
                                                            ------          ------              -------         ------
Total non-interest expenses,
  excluding compensation and benefits                        2,045           1,252                4,908          3,589
                                                            ------          ------              -------         ------
Total non-interest expenses                                 $4,055          $3,353              $11,864         $9,870
                                                            ======          ======              =======         ======
Compensation and benefits
    as a percentage of net revenues                           52.2%           50.7%                51.7%          51.3%
Compensation and benefits as a percentage of
    pre-tax earnings before compensation and benefits         90.0%(1)        72.7%                77.4%(1)       72.6%
-------------------------------------------------------------------------------------------------------------------------

(1) Excludes provision for costs related to staff reductions.


Non-interest expenses increased 21% from the 1997 third quarter to $4.1 billion. Excluding the staff reduction provision, $78 million of costs related to the launch of Merrill Lynch Japan Securities Co. ("MLJS"), and goodwill amortization, non-interest expenses rose 5%. Non-interest expenses excluding the staff reduction provision decreased 8% from the 1998 second quarter.

Compensation and benefits, the largest expense category, was down 4% from the 1997 third quarter to $2.0 billion. Lower incentive compensation from reduced profitability was partially offset by higher Financial Consultant productivity and increased headcount attributable in part to recent acquisitions. Compensation and benefits expense was 52.2% of net revenues in the 1998 third quarter, compared with 50.7% in the corresponding 1997 period. Headcount increased by approximately 7,500 employees since the end of the 1997 third quarter, resulting in 64,800 employees at the end of the 1998 third quarter. This increase, which does not reflect staff reductions associated with business resizing, is attributable to Merrill Lynch's recent acquisitions and strategic business expansion.

Communications and technology expense was $487 million, up 49% from the 1997 third quarter because of increased systems consulting costs related to the Year 2000 and European Monetary Union initiatives, and higher technology-related depreciation. Occupancy and related depreciation expense rose 21% to $227 million as a result of global expansion, including a combined total of $23 million associated with MLJS and Mercury.

Professional fees increased 25% to $165 million due in part to higher costs for various strategic market studies and one-time integration costs for Midland Walwyn. Advertising and market development expense was $203 million, up 37% from the 1997 third quarter as a result of higher sales promotion and recognition program costs and increased travel. Brokerage, clearing, and exchange fees rose 31% to $186 million, primarily due to $28 million in custody and clearing costs for Mercury. Goodwill amortization, a non-cash expense, increased from $16 million in the 1997 third quarter to $55 million in the 1998 third quarter as a result of the Mercury acquisition. Other expenses were $292 million in the 1998 third quarter, down 2% from the comparable 1997 period.

The income tax benefit was $75 million for the 1998 third quarter as compared with expense of $275 million in the year-ago period. The effective tax rate was 36.4% in the 1998 third quarter compared with 34.8% in the corresponding 1997 period.

Subsequent to quarter end, Merrill Lynch announced that it entered into an agreement to sell its New York Stock Exchange specialist business. The sale, subject to various regulatory approvals and other conditions, is expected to be completed in the 1998 fourth quarter.

--------------------------------------------------------------------------------
Liquidity and Liability Management
--------------------------------------------------------------------------------

The primary objective of Merrill Lynch's funding policies is to assure liquidity at all times. Merrill Lynch's liquidity management strategy has three key objectives:

1. Maintain alternative funding sources such that all debt obligations maturing within one year can be repaid when due without issuing new unsecured debt or liquidating any business assets;
2.   Concentrate unsecured, general purpose borrowings at the ML & Co. level;
     and
3.   Expand and diversify Merrill Lynch's funding programs.

Merrill Lynch's primary alternative funding sources to unsecured borrowings are repurchase agreements and secured bank loans, which require pledging unhypothecated marketable securities. Other funding alternatives include liquidating cash equivalents; securitizing loan assets; and drawing on committed, unsecured bank credit facilities that, at September 25, 1998, totaled $6.9 billion and were not drawn upon. To finance the purchase of Mercury, Merrill Lynch obtained additional short-term bank credit facilities totaling 2.0 billion British pounds (approximately $3.3 billion), which were drawn upon and repaid in full during the 1998 first half from the proceeds of long-term financings.

Merrill Lynch regularly reviews the level and mix of its assets and liabilities to assess its ability to conduct core business activities without issuing new unsecured debt or drawing upon its bank credit facilities. The mix of assets and liabilities provides flexibility in managing liquidity since a significant portion of assets turns over frequently and is typically match-funded with liabilities having similar maturities and cash flow characteristics. At September 25, 1998, a significant portion of Merrill Lynch's assets were considered readily marketable by management.

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

Commercial paper is the major source of short-term general purpose funding. Commercial paper outstanding totaled $27.2 billion at September 25, 1998 and $30.4 billion at December 26, 1997, which was equal to 8% and 10% of total assets at third quarter-end 1998 and year-end 1997, respectively. Commercial paper outstanding at September 25, 1998 decreased $8 billion from the end of the 1998 second quarter as a result of the increased use of repurchase agreements, securities loaned transactions, and long-term borrowings, combined with reduced asset levels.

Outstanding long-term debt at September 25, 1998 increased to $55.1 billion from $43.1 billion at December 26, 1997. Major components of the change in long-term debt for the 1998 nine months follow:

--------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------

Balance at December 26, 1997               $ 43,143
Issuances and resales                        22,611
Settlements and repurchases                 (11,052)
Other                                           362
                                           --------
Balance at September 25, 1998 (1)          $ 55,064
                                           ========
------------------------------------------------------------------------------

(1) At the end of the 1998 third quarter, $41.8 billion of long-term debt had maturity dates that extend beyond one year.

Approximately $83.7 billion of indebtedness at September 25, 1998 is considered senior indebtedness as defined under various indentures.

At September 25, 1998, Merrill Lynch's senior long-term debt, preferred stock, and Trust Originated Preferred Securities (Service Mark)
("TOPrS" (Registered Trademark)) were rated by recognized credit rating agencies as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                           SENIOR                PREFERRED STOCK
                                                                            DEBT                   AND TOPRS
     RATING AGENCY                                                         RATINGS                  RATINGS
-------------------------------------------------------------------------------------------------------------------------

     Duff & Phelps Credit Rating Co.                                         AA                         AA-
     Fitch IBCA, Inc.                                                        AA                         AA-
     Japan Rating & Investment Information, Inc.                             AA                      Not Rated
     Moody's Investors Service, Inc.                                         Aa3                        aa3
     Standard & Poor's                                                       AA-                        A
     Thomson BankWatch, Inc.                                                 AA+                     Not Rated
-------------------------------------------------------------------------------------------------------------------------

As part of an overall liquidity management strategy, Merrill Lynch's insurance subsidiaries regularly review the funding requirements of their contractual obligations for in-force, fixed-rate life insurance and annuity contracts as well as expected future acquisition and maintenance expenses for all contracts. The insurance subsidiaries market primarily variable life insurance and variable annuity products. These products are not subject to the interest rate, asset/liability matching, or credit risks attributable to fixed-rate products, thereby reducing the insurance subsidiaries' risk profile and liquidity demands. At September 25, 1998, approximately 81% of invested assets of insurance subsidiaries were considered readily marketable by management.

--------------------------------------------------------------------------------
Capital Resources and Capital Adequacy
--------------------------------------------------------------------------------

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $9.4 billion in common equity and $425 million in preferred stock at September 25, 1998. In January and June 1998, certain subsidiaries of ML & Co. issued $750 million and $400 million of perpetual TOPrS, respectively. These subsidiary-issued preferred securities, in addition to $627 million in outstanding preferred securities of other subsidiaries, further strengthen Merrill Lynch's equity capital base. Subsequent to the 1998 third quarter end, $850 million of perpetual TOPrS were issued by a subsidiary.

During the 1998 third quarter, Merrill Lynch acquired the outstanding shares of Midland Walwyn. A combination of ML & Co. common stock and exchangeable shares of a subsidiary was issued as consideration, resulting in a $210 million increase to common equity (see Notes 2 and 6 to the Consolidated Financial Statements - Unaudited for further information).

Merrill Lynch's leverage ratios were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  ADJUSTED
                                                                   LEVERAGE                       LEVERAGE
                                                                    RATIO (1)                      RATIO (2)
-------------------------------------------------------------------------------------------------------------------------
PERIOD-END
   September 25, 1998                                                30.5x                          18.5x
   December 26, 1997                                                 32.4x                          20.7x

AVERAGE (3)
   Nine months ended September 25, 1998                              35.0x                          20.0x
   Year ended December 26, 1997                                      35.3x                          21.3x
-------------------------------------------------------------------------------------------------------------------------

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

Overall capital needs are continually reviewed to ensure that Merrill Lynch's capital base can support the estimated risks of its businesses as well as the regulatory and legal capital requirements of its subsidiaries. Statistic-based product risk models are used to estimate potential losses arising from market and credit risks. These models incorporate changes in business risk into Merrill Lynch's equity requirements. Based upon these analyses and other criteria, management believes that Merrill Lynch's capital base of $11.6 billion is adequate.

There were no common stock repurchases during the 1998 three- and nine-month periods; Merrill Lynch repurchased 0.2 and 13.6 million shares of common stock during the corresponding 1997 periods. In July 1998, Merrill Lynch rescinded its share repurchase authority in order to facilitate pooling-of-interests accounting for the Midland Walwyn merger.

Merrill Lynch operates in many regulated businesses that require various minimum levels of capital (see Note 13 to the Consolidated Financial Statements - Unaudited). Merrill Lynch's broker-dealer, banking, insurance, and futures commission merchant activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels, making affiliated investments, and entering into management and service agreements with affiliated companies.

--------------------------------------------------------------------------------
Capital Projects and Expenditures
--------------------------------------------------------------------------------

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. To support business expansion, for example, Merrill Lynch is building a new European headquarters in London with expected costs of approximately $650 million; $125 million has been spent to date related primarily to land. Completion of this facility is expected to occur in 2001. During 1997, Merrill Lynch approved a plan to construct an office complex in central New Jersey to consolidate certain operations. Construction costs are estimated at approximately $325 million, and completion of this facility is anticipated in 2000.

Significant technology initiatives include Trusted Global Advisor (Service
Mark) ("TGA" (Service Mark)) and Year 2000 and European Economic and Monetary Union systems compliance. The TGA system, a technology platform which is now available to virtually all Financial Consultants, was completed during the 1998 third quarter. In the future, new system applications and system upgrades will continue to be added to the platform as necessary.

--------------------------------------------------------------------------------
Year 2000 Compliance

As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by January 31, 1999, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during the remainder of the year. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, rseults of operations, or financial condition.

The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties with whom it has important relationships that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

------------------------------------------------------------------------------
European Economic and Monetary Union ("EMU") Initiatives

As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

     - modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;
     - conversion of data, which will require updates to master files to reflect redenomination;
     - alteration of transaction data that includes converting trading and cash positions from member currency to the euro;
     - procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and
     - development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

--------------------------------------------------------------------------------
Risk Management
--------------------------------------------------------------------------------

As discussed more fully in Merrill Lynch's 1997 Annual Report on Form 10-K, Merrill Lynch's Global Risk Management Group and Credit Division provide independent risk management oversight to supplement the risk management procedures performed at the business unit level.

The turmoil in global debt markets during the 1998 third quarter resulted in unprecedented volatility, as noted in the preceding sections of this Management's Discussion and Analysis. Unprecedented volatility reduces the effectiveness of risk measurement models that predict current market risk exposure based on historical volatilities and statistical analysis, such as value-at-risk.

For instance, prior to this recent market volatility, the largest widening of credit spreads in emerging markets ever experienced over a period of approximately one month was approximately 200 basis points, including during the peso crisis in 1994. In contrast, emerging markets spreads recently widened by approximately 900 basis points in a three-week period. A common risk measurement tool such as value-at-risk, even using a 99% confidence level, would only have considered a widening of approximately 200 basis points.

Merrill Lynch continuously reviews and assesses its risk management policies and procedures and risk measurement models in order to improve firmwide risk management capabilities. Subsequent to quarter end, management of the Global Risk Management Group and the Credit Division has been consolidated under a single head of Global Risk and Credit Management.

--------------------------------------------------------------------------------
Average Assets and Liabilities
--------------------------------------------------------------------------------

Merrill Lynch monitors changes in its balance sheet using average daily balances that are determined on a settlement date basis and reported for management information purposes. Financial statement balances are recorded on a trade date basis as required under generally accepted accounting principles. The following discussion compares changes in settlement date average daily balances. These changes were consistent with the growth in the financial statement balances from fourth quarter 1997 to third quarter 1998.

For the first nine months of 1998, average total assets were $387 billion, up 27% from $304 billion for the 1997 fourth quarter. Average total liabilities rose 27% to $375 billion from $295 billion for the 1997 fourth quarter. The major components in the growth of average total assets and liabilities for the first nine months of 1998 are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
(in millions)                                                      INCREASE                      GROWTH
-------------------------------------------------------------------------------------------------------------------------
AVERAGE ASSETS
   Trading assets                                                   $32,170                          28%
   Securities pledged as collateral                                  19,179                          N/M
   Receivables under resale agreements
     and securities borrowed transactions                            16,924                          14
   Goodwill                                                           4,882                          N/M
-------------------------------------------------------------------------------------------------------------------------
AVERAGE LIABILITIES
   Obligation to return securities
     received as collateral                                         $36,221                          N/M
   Payables under repurchase agreements
     and securities loaned transactions                              22,282                          22%
   Trading liabilities                                                8,792                          14
   Long-term borrowings                                               7,465                          18
-------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

Statement of Financial Accounting Standards ("SFAS") No. 127 requires Merrill Lynch to recognize collateral on certain resale and repurchase agreements. Due to the adoption of SFAS No. 127, trading assets and securities pledged as collateral increased $17 billion and $19 billion, respectively. The offset to the growth in average assets was a $36 billion increase in the obligation to return securities received as collateral (for more information on SFAS No. 127, see Note 3 to the Consolidated Financial Statements - Unaudited).

In addition, during the nine months of 1998, trading assets and liabilities (which include on-balance-sheet hedges used to manage trading risks) rose as volume increased, benefiting from higher customer demand. Receivables under resale agreements and securities borrowed transactions and payables under repurchase agreements and securities loaned transactions rose to meet higher funding requirements for increased trading activity. These transactions also increased as a result of expanded matched-book activity, primarily involving non-U.S. governments and agencies securities. Goodwill was higher primarily as a result of the Mercury acquisition.

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

--------------------------------------------------------------------------------
Non-Investment Grade Holdings

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have generally continued to increase to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. During the 1998 third quarter, these exposures were intentionally reduced as a result of market volatility. Non-investment grade holdings have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, certain sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

The following table summarizes positions with non-investment grade issuers (for cash instruments) or counterparties (for derivatives in a gain position), which are carried at fair value.

-------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 25,     DECEMBER 26,
(in millions)                                                                       1998               1997
-------------------------------------------------------------------------------------------------------------------------
Trading assets:
   Cash instruments                                                              $10,885            $12,993
   Derivatives(1)                                                                  5,489              3,079
Trading liabilities - cash instruments                                             2,898              2,962
Marketable investment securities                                                     198                648
Insurance subsidiaries' investments                                                  186                192
-------------------------------------------------------------------------------------------------------------------------

(1) Collateral of $2,597 and $599 was held at September 25, 1998 and December 26, 1997, respectively, to reduce risk related to these derivative balances.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 25, 1998, the carrying value of such debt and equity securities totaled $58 million, of which 93% resulted from Merrill Lynch's market-making activities in such securities. This compared with $142 million at December 26, 1997, of which 56% related to market-making activities. In addition, Merrill Lynch held distressed bank loans totaling $207 million and $432 million at September 25, 1998 and December 26, 1997, respectively.

At September 25, 1998, the largest non-investment grade counterparty concentration was to Long-Term Capital Portfolio, L.P. totaling
$1.4 billion, which is primarily comprised of derivative contract receivables and is fully collateralized.

Derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swap) or potentially force ownership of the underlying security (e.g., short put option). In addition, derivatives may subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values.

A summary of exposures related to derivatives with non-investment grade underlying securities follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 25,      DECEMBER 26,
(in millions)                                                                      1998                1997
-------------------------------------------------------------------------------------------------------------------------
Derivative fair values:
   Trading assets(1)                                                            $    89             $    62
   Trading liabilities                                                               27                  62
Derivative notionals (off-balance-sheet)(2)                                       1,987               3,257
------------------------------------------------------------------------------------------------------------------------

(1) The preceding table includes $28 and $42 at September 25, 1998 and December 26, 1997, respectively, of credit risk exposures to non-investment grade counterparties.
(2)  Represents amount subject to strike or reference price.

Merrill Lynch engages in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts. Merrill Lynch also uses non-investment grade trading inventories, principally non-U.S. governments and agencies securities, to hedge the exposure arising from structured derivative transactions.

A summary of derivatives used to hedge the credit risk of non-investment grade positions follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 25,      DECEMBER 26,
(in millions)                                                                       1998                1997
-------------------------------------------------------------------------------------------------------------------------
Derivative notionals (off-balance-sheet)(1)                                       $4,339               $5,548
-------------------------------------------------------------------------------------------------------------------------

(1) Represents amount subject to strike or reference price.

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

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be made on a select basis. A summary of loans, investments, and commitments related to highly leveraged transactions follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 25,        DECEMBER 26,
(in millions)                                                                      1998                 1997
-------------------------------------------------------------------------------------------------------------------------
Loans (net of allowance for loan losses)(1)                                        $717                 $467
Equity investments(2)                                                               372                  170
Partnership interests                                                               567                   82
Bridge loan                                                                          65                    -
Additional commitments to invest in partnerships                                    490(3)                60
Unutilized revolving lines of credit and other
    lending commitments                                                           2,251(4)               485
-------------------------------------------------------------------------------------------------------------------------

(1) Represented outstanding loans to 81 and 48 companies at September 25, 1998 and December 26, 1997, respectively.
(2) Invested in 79 and 72 enterprises at September 25, 1998 and December 26, 1997, respectively.
(3) Included in this amount is a $300 commitment related to the recapitalization of the hedge fund Long-Term Capital Portfolio, L.P.
     This commitment was funded subsequent to quarter end.
(4) Included in this amount is a $1,210 senior secured loan commitment and a $350 bridge loan commitment to a counterparty in connection with a proposed acquisition transaction. If extended, Merrill Lynch intends to syndicate a significant portion of these loans. Also included is a $50 bridge loan commitment to another counterparty that was funded subsequent to quarter end.

At September 25, 1998 the largest industry exposure was to the financial services sector which accounted for 46% of total non-investment grade positions and highly leveraged transactions.

--------------------------------------------------------------------------------
Statistical Data (restated for the Midland Walwyn merger)
--------------------------------------------------------------------------------

                                           3RD QTR.     4TH QTR.      1ST QTR.     2ND QTR.    3RD QTR.
                                             1997          1997          1998         1998        1998
                                          --------     --------     ---------    ---------    --------

CLIENT ACCOUNTS (in billions):
U.S. Client Assets                        $    960     $    985     $  1,086     $  1,110     $  1,066
Non-U.S. Client Assets                          84          244          269          269          253
                                          --------     --------     --------     --------     --------
Total Assets in Client Accounts or
  Under Management                        $  1,044     $  1,229     $  1,355     $  1,379     $  1,319
                                          ========     ========     ========     ========     ========
Assets Under Management:
  MLAM (a):
    Money Market                          $    105     $    107     $    117     $    118     $    125
    Equity                                      73           72           80           77           65
    Fixed-Income                                46           48           53           54           53
    Private Portfolio                           45           49           55           58           50
    Insurance                                    3            3            3            3            3
                                          --------     --------     --------     --------     --------
    Total                                 $    272     $    279     $    308     $    310     $    296
  Mercury                                      -            167          180          179          169
  Atlas Funds (b)                                2            2            2            2            2
                                          --------     --------     --------     --------     --------
Total Assets Under Management             $    274     $    448     $    490     $    491     $    467
                                          ========     ========     ========     ========     ========
ML Consults(Registered Trademark)         $     26     $     27     $     31     $     33     $     31
Mutual Fund Advisor(Service Mark) and
    Asset Power(Registered Trademark)     $     14     $     15     $     18     $     19     $     18
401(k) Assets                             $     71     $     74     $     80     $     82     $     75
------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
    Volume (in billions)                 $      68    $      64    $      93    $     109    $      72
    Market Share                              13.3%        14.6%        12.7%        15.3%        13.6%
U.S. Debt and Equity:
    Volume (in billions)                 $      59    $      56    $      79    $      96    $      60
    Market Share                              15.8%        16.7%        15.5%        18.5%        15.2%
-------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
    U.S.                                    45,000       45,800       46,000       47,000       47,700
    Non-U.S.                                12,300       13,900       14,300       16,600       17,100
                                            ------       ------       ------       ------       ------
    Total                                   57,300       59,700       60,300       63,600       64,800
                                            ======       ======       ======       ======       ======
  Financial Consultants and
   Account Executives Worldwide             16,400       16,600       16,600       17,600       17,800
------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
  Net Earnings (Loss) (in millions)       $    502    $     469    $     528    $     551    $    (164)
  Annualized Return on Average
    Common Stockholders' Equity               27.1%        23.4%        24.7%        23.6%        (7.3)%
  Earnings (Loss) per Common Share:
    Basic                                 $   1.45    $    1.34    $    1.48    $    1.52    $    (.49)
    Diluted                               $   1.24    $    1.15    $    1.30    $    1.32    $    (.49)
-------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
  Total Assets                           $ 293,602    $ 296,980    $ 358,919    $ 370,597    $ 353,419
  Total Stockholders' Equity             $   8,012    $   8,539    $   9,223    $   9,913    $   9,795
------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
  Weighted Average Shares Outstanding:
    Basic                                  339,799      342,740      349,495      355,289      357,620
    Diluted                                396,876      400,132      400,249      411,385      357,620
  Common Shares Outstanding                341,226      343,977      353,680      356,280      358,492
  Shares Repurchased (c)                       240          -            -            -            -
------------------------------------------------------------------------------------------------------

(a)  Merrill Lynch Asset Management.
(b)  Managed by Midland Walwyn.
(c) Does not include shares either (i) owned by employees and used to pay for the exercise of stock options or (ii) stock withheld from employee stock option exercises to pay associated taxes.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

NASDAQ Antitrust Litigation. Since the filing of ML & Co.'s Annual Report on Form 10-K for 1997, the following events have taken place with respect to the NASDAQ Antitrust Litigation described therein. On August 6, 1998, the United States Court of Appeals for the Second Circuit affirmed the district court's order approving the settlement of the civil antitrust action filed by the Antitrust Division of the United States Department of Justice.

October 1998 Derivative Action. On October 13, 1998, a derivative action purportedly brought on behalf of ML & Co. was filed by stockholder Charles Miller in the Supreme Court of the State of New York, New York County. Named as defendants are 15 present or former ML & Co. directors. ML & Co. is named as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in that they allegedly failed to prevent ML & Co. from engaging in excessively risky business transactions with hedge funds. Damages in an unspecified amount are sought.

Item 5.       Other Information

The 1999 Annual Meeting of Stockholders will be held at 10:00 a.m. on Wednesday, April 14, 1999 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than January 29, 1999 and no later than February 23, 1999. In addition, in accordance with provisions of ML & Co.'s By-laws, any stockholder intending to bring any other business before the meeting must advise ML & Co. in writing of the stockholder's intent to do so on or before February 23, 1999. In order to be included in ML & Co.'s proxy statement, stockholder proposals must have been submitted in writing to ML & Co. on or before November 5, 1998.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)            Articles of Incorporation and By-laws

                        Certificate of Designation dated August 20, 1998 for Special Voting Stock, relating to ML & Co.'s Restated Certificate of Incorporation effective as of April 28, 1998 (incorporated by reference to Exhibit (3)(i) to ML & Co.'s Quarterly Report on Form 10-Q for the period ended March 27, 1998)

         (4) Instruments defining the rights of security holders, including indentures:

                        Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.

         (10) Merrill Lynch & Co., Inc. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees

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

         (15)       Letter re: unaudited interim financial information

         (27)       Financial Data Schedule

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by ML & Co. with the SEC during the quarterly period covered by this Report:

         (i) Current Report dated July 2, 1998 for the purpose of filing the First Supplemental Indenture, between ML & Co. and the Chase Manhattan Bank, dated as of June 1, 1998, and the form of ML & Co.'s Medium-Term Notes, Series B due July 3, 2000, linked to the common stock of Travelers Group, Inc.

         (ii) Current Report dated July 14, 1998 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and six-month periods ended June 26, 1998.

         (iii) Current Report dated July 15, 1998 for the purpose of filing the forms of ML & Co.'s 6% Notes due July 15, 2005 and ML & Co.'s 6 1/2% Notes due July 15, 2018.

         (iv) Current Report dated July 29, 1998 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of June 26, 1998.

         (v) Current Report dated September 3, 1998 for the purpose of filing the form of ML & Co.'s Merrill Lynch EuroFund Market Index Target-Term Securities (Service Mark) due
                    February 28, 2006.

         (vi) Current Report dated September 8, 1998 for the purpose of reporting ML & Co.'s net earnings for July and August, 1998.

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



                                                 MERRILL LYNCH & CO., INC.
                                                 -------------------------
                                                      (Registrant)


Date: November 9, 1998                      By:  /s/ E. Stanley O'Neal
                                                 -------------------------------
                                                 E. Stanley O'Neal
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibits

3          Certificate of Designation dated August 20, 1998 for Special Voting
           Stock

10 Merrill Lynch & Co., Inc. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees

11         Statement re: computation of per common share earnings

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information

27         Financial Data Schedule