Form 10-K405
period 1998-12-25
MERRILL LYNCH & CO INC
filed 1999-03-05
CIK 65100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                --------------

For the fiscal year ended December 25, 1998        Commission file number 1-7182

                           Merrill Lynch & Co., Inc.
             (Exact name of Registrant as specified in its charter)

               Delaware                                13-2740599
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

 World Financial Center--North Tower
           250 Vesey Street
          New York, New York                             10281
   (Address of principal executive                     (Zip Code)
               offices)

       Registrant's telephone number, including area code: (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.33 1/3 and            New York Stock Exchange;
attached Rights to Purchase Series A Junior      Chicago Stock Exchange;
Preferred Stock                                  Pacific Exchange; Paris Stock
                                                 Exchange; London Stock
                                                 Exchange; and Tokyo Stock
                                                 Exchange

Depositary Shares representing 1/400th share     New York Stock Exchange
of 9% Cumulative Preferred Stock, Series A

European Portfolio Market Index Target-Term      New York Stock Exchange
Securities ("MITTS") due June 30, 1999; S&P
500 MITTS due May 10, 2001; Technology MITTS due August 15, 2001; Healthcare/Biotechnology
Portfolio MITTS due October 31, 2001; Nikkei
225 MITTS due June 14, 2002; S&P 500 MITTS due September 16, 2002; Merrill Lynch's MITTS based upon the Dow Jones Industrial Average due January 14, 2003; Top Ten Yield MITTS due
August 15, 2006; S&P 500 MITTS due September
28, 2005; S&P 500 Inflation Adjusted MITTS due September 24, 2007; Stock Market Annual
Reset Term Notes ("SMART Notes") due December
31, 1999 (Series A); Equity Participation
Securities with Minimum Return Protection due
June 30, 1999; 5% STock Return Income DEbt
Securities ("STRIDES") due June 1, 2000; 6%
Structured Yield Product Exchangeable for
Stock ("STRYPES") due June 1, 1999; 7 1/4%
STRYPES due June 15, 1999; 7 7/8% STRYPES due
February 1, 2001; 6 1/4% STRYPES due July 1,
2001.

Japan Index Equity Participation Securities      American Stock Exchange
with Minimum Return Protection due January
31, 2000; AMEX Oil Index SMART Notes due
December 29, 2000; AMEX Hong Kong 30 Index
Equity Participation Notes due February 16,
1999; Major 8 European Index MITTS due August
30, 2002; Major 11 International MITTS due
December 6, 2002; Russell 2000 Index MITTS due September 30, 2004; S&P 500 MITTS due
July 1, 2005; EuroFund MITTS due February 28,
2006; Medium-Term Notes, Series B, 3% Stock-
Linked Notes due June 10, 2000; Medium-Term
Notes, Series B, 5% Stock-Linked Notes due
July 3, 2000; Medium-Term Notes, Series B,
1.5% Principal Protected Notes due December
15, 2005; Oracle Corporation Indexed Callable
Protected Growth Security due March 31, 2003;
Telebras Indexed Callable Protected Growth
Security due May 19, 2005.

        Securities registered pursuant to Section 12(g) of the Act: None

                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   Yes [X]  No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the close of business on February 24, 1999, there were 359,808,565 shares of Common Stock and 4,414,794 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

As of the close of business on February 24, 1999, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $27 billion.

Documents Incorporated By Reference: Merrill Lynch & Co., Inc. 1998 Annual Report to Stockholders and Merrill Lynch & Co., Inc. Proxy Statement for its 1999 Annual Meeting of Stockholders dated March 5, 1999, each incorporated by reference in Parts I-IV in this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I.

 Item  1  Business.......................................................     1
          Overview.......................................................     1
          Business Environment...........................................     2
          Description of Business Activities.............................     3
          Competition....................................................    11
          Regulation.....................................................    12

 Item  2  Properties.....................................................    14

 Item  3  Legal Proceedings..............................................    15

 Item  4  Matters Submitted to a Vote of Securityholders.................    17

          Executive Officers of Merrill Lynch & Co., Inc. ...............    17

Part II.

 Item  5  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    19

 Item  6  Selected Financial Data........................................    19

 Item  7  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    19

 Item  7A Quantitative and Qualitative Disclosures About Market Risk.....    19

 Item  8  Financial Statements and Supplementary Data....................    19

 Item  9  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    19

Part III.

 Item 10  Directors and Executive Officers of the Registrant.............    19

 Item 11  Executive Compensation.........................................    20

 Item 12  Security Ownership of Certain Beneficial Owners and
           Management....................................................    20

 Item 13  Certain Relationships and Related Transactions.................    20

Part IV.

 Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................    20

PART I

Item 1. Business

Overview

      Merrill Lynch & Co., Inc.,* a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related products and services on a global basis, including:

     .  securities brokerage, trading, and underwriting

     . investment banking, strategic services, including mergers and acquisitions, and other corporate finance advisory activities

     . asset management and other investment advisory and recordkeeping services

     . brokerage and related activities in swaps, options, forwards, futures, and other derivatives

     .  securities clearance services

     .  equity, debt and economic research

     . banking, trust, and lending services, including mortgage lending and related services

     .  insurance sales and underwriting services

      Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small businesses, corporations, governments and governmental agencies, and financial institutions.

      Merrill Lynch's business has two segments that comprise its four strategic priorities: Wealth Management and Corporate and Institutional Client. Wealth Management comprises three of the four strategic priorities--U.S. Private Client, International Private Client, and Asset Management--each of which provides services related to the accumulation and management of wealth. The Corporate and Institutional Client segment, the fourth strategic priority, provides investment banking and strategic advisory services as well as equity and debt trading and capital markets services, and equity, debt and economic research. Merrill Lynch provides these financial services worldwide through a number of highly integrated subsidiaries and affiliates that frequently participate in the facilitation and consummation of a single transaction. This organizational structure is designed to enhance services to Merrill Lynch's diverse global client base and position it for worldwide growth. Merrill Lynch has organized its operations outside the United States into six regions:

     .  Europe, Middle East, and Africa

     .  Asia Pacific

     .  Australia and New Zealand

     .  Japan

     .  Canada

     .  Latin America
--------
* Unless the context otherwise requires, the term "Merrill Lynch" means Merrill Lynch & Co., Inc. and includes the consolidated subsidiaries of Merrill Lynch & Co., Inc. The term "ML & Co." is used herein where appropriate to refer to Merrill Lynch & Co., Inc., the parent holding company.

      Merrill Lynch conducts its global business from various locations throughout the world. Its world headquarters facility is located at the World Financial Center in New York City and its other principal U.S. business and operational centers are in New Jersey, Colorado, Florida, and California. Merrill Lynch has a presence in more than 45 countries outside the U.S., including offices in Buenos Aires, Dublin, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Madrid, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Toronto, Tokyo and Zurich.

      Merrill Lynch employed 63,800 people at the end of 1998.

      At the end of 1998, total assets in client accounts or under management were more than $1.4 trillion. In 1998, according to Securities Data Co., Merrill Lynch achieved the top ranking in U.S. debt and equity underwriting, and ranked first in U.S. completed, and second in U.S. announced, mergers and acquisitions. Globally, Merrill Lynch was the leading debt and equity underwriter and ranked second in mergers and acquisitions for both announced and completed transactions.

      Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December of 1998, 1997, and 1996, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch's operations by segment and geographic area is set forth in Merrill Lynch's Consolidated Financial Statements and the Notes thereto in the Merrill Lynch & Co., Inc. 1998 Annual Report to Stockholders (the "Annual Report") included as an exhibit to this Form 10-K.

Business Environment

      The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous uncontrollable factors. These factors include economic conditions, monetary policies, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

      The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services, and competition from new entrants, such as Internet broker-dealers. In addition, the recent relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the potential repeal of the laws separating commercial and investment banking activities, have increased the number of companies competing for a similar customer base.

      In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraph, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in Competition and Regulation below and in Management's Discussion and Analysis in the Annual Report. Merrill Lynch undertakes no responsibility to update or revise any forward-looking statements.

Description of Business Activities

      The business activities of certain significant U.S. and non-U.S. Merrill Lynch subsidiaries comprising its Wealth Management and Corporate and Institutional Client segments are described below. These subsidiaries may provide both Wealth Management and Corporate and Institutional Client products and services. See Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Annual Report for further information about Merrill Lynch's business activities and policies, its business segments, products and services, and the geographic markets within which it operates.

Wealth Management

Brokerage and Related Activities:

      In the United States, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is a broker (i.e., agent) for individual clients, as well as corporate, institutional and governmental clients, in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker for investors in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities.

      MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For accounts that are actively traded, however, MLPF&S's policy is to negotiate commissions based on economies of scale and the complexity of the particular trading transaction and, additionally, for its institutional customers, based on the competitive environment and trading opportunities. MLPF&S customers participating in the BlueprintSM program can trade certain equity securities and mutual funds at a lower cost due to order processing efficiencies.

      MLPF&S provides financing to clients, including margin lending and other extensions of credit. In a margin-based transaction, MLPF&S extends credit for a portion of the market value of the securities in the client's account up to the limit imposed by internal MLPF&S policies and applicable margin rules and regulations. Since MLPF&S may have financial exposure if a client fails to meet a margin call, any margin loan made by MLPF&S is collateralized by securities in the client's margin account. Financial reviews, margin procedures, and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for MLPF&S. To finance margin loans, MLPF&S uses funds on which it pays interest (including parent company borrowings), funds on which it does not pay interest (including its own capital), funds derived from client's free credit balances to the extent permitted by regulations, and funds derived from securities loaned.

      Merrill Lynch, through Merrill Lynch Futures Inc. ("MLF") and other subsidiaries, acts as a broker for the purchase and sale of futures contracts and options on such futures contracts, as described below under Corporate and Institutional Client--Brokerage and Related Activities.

      Merrill Lynch Investment Partners Inc. ("MLIP") serves principally as the sponsor and commodity pool operator of publicly and privately offered commodity pools for which MLF acts as commodity broker and MLPF&S or an affiliate act as selling agent. MLIP also structures and sponsors managed futures and hedge fund products to meet a variety of client objectives. MLIP is one of the largest managed futures sponsors in the world as measured by assets under its management and by its financial resources. MLIP is an integrated business, the capabilities of which include research, trading services, finance, systems, operations, administration, sales, and marketing. MLIP's responsibilities include selecting and monitoring trading advisors, as well as allocating and reallocating capital among them. At the end of 1998, more than $2.5 billion in equity was invested or was to be invested in 40 U.S. and non-U.S. commodity futures or hedge fund products that MLIP has sponsored or has been selected to manage.

      In 1998, MLPF&S sold more than $55.5 billion of mutual funds, including income, balanced, and growth funds, of which approximately $22.5 billion represented sales of mutual funds advised by Merrill Lynch Asset Management or Merrill Lynch Mercury Asset Management.

      MLPF&S sponsors the Defined Asset FundsSM product. This product consists of a series of funds that are unit investment trusts registered under the Investment Company Act of 1940 and that have invested in U.S. and non-U.S. equity securities, municipal, corporate, and U.S. Government and non-U.S. debt obligations. At the end of 1998, approximately $25.5 billion of client funds were invested in Defined Asset Funds.

      MLPF&S provides a wide range of client services, including effecting trades in equity, fixed-income and other securities through its securities account services, such as its Cash Management Account(R) financial services program (the "CMA(R) account"). At the end of 1998, there were more than 1.9 million CMA accounts held by Merrill Lynch's U.S. customers with aggregate assets of approximately $525 billion and there were approximately 53,000 CMA accounts held by Merrill Lynch's non-U.S. clients with aggregate assets of approximately $28 billion. MLPF&S offers various other products such as the Capital BuilderSM Account, Merrill Lynch Consults(R), the Asset PowerSM, the Merrill Lynch Mutual Fund AdvisorSM program, the Merrill Lynch Mutual Fund Advisor SelectsSM program, the Financial Foundation(R) report, and Merrill Lynch Financial AdvantageSM.

      Outside the United States, Merrill Lynch International and its affiliates provide comprehensive investment, financing, and related products and services on a global basis to individual investors, as described below under Corporate and Institutional Client Group--Brokerage and Related Activities.

Group Employee Services and Retirement, Investment and Custody Services:

      Through its Group Employee Services division, MLPF&S is one of the largest bundled service providers of 401(k) plans in the United States. MLPF&S provides a wide variety of retirement plan products, particularly benefits consulting, administration, investment, employee education, and communication services to 401(k) and other benefit plans. At the end of 1998, it provided these services to approximately 29,000 401(k) plans, representing over $90 billion in plan assets. Its services to this market were enhanced by Merrill Lynch's 1998 acquisition of Howard Johnson & Company, a benefits and actuarial consulting firm which administers plans for more than 275 companies and has more than one million participants and approximately $25 billion in assets. Merrill Lynch is also a leading provider of administrative services for stock option and stock purchase plans.

      MLPF&S provides custodial services to individual investors in connection with the investors' maintenance of Individual Retirement Accounts (IRAs), including IRAs established under Simplified Employee Pension and SIMPLE plans pursuant to Section 408 of the Internal Revenue Code and related Treasury Department regulations. At the end of 1998, there were approximately $162 billion in customer assets in more than 2 million Merrill Lynch IRAs.

      MLPF&S is actively marketing the new Roth and Education IRAs, created by the Taxpayer Relief Act of 1997. Contributions to the new IRAs were permitted to be made beginning in January 1998, the effective date for these provisions. At the end of 1998, MLPF&S had approximately 268,360 Roth and Education IRAs representing more than $3.5 billion in client assets.

Business Financial Services:

      Through Merrill Lynch Business Financial Services Inc. ("MLBFS"), Merrill Lynch provides financing services to small- and medium-sized businesses in conjunction with the Working Capital

ManagementSM account ("WCMA(R) account"), which MLPF&S markets to business clients. The WCMA account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business clients. At the end of 1998, there were more than 143,000 WCMA accounts that, in the aggregate, had investment assets of more than $92 billion. MLBFS also provides business advisory services, including strategic services to middle market companies.

      In addition to providing qualifying clients with short-term working capital financing through the WCMA commercial line of credit, MLBFS offers assistance to business clients with their term lending, equipment, and other asset-based financing needs, as well as financing for owner-occupied commercial real estate. In 1998, MLBFS originated more than $1.5 billion in new commercial loans for business customers and, at the end of 1998, total outstanding loans were more than $1.8 billion, of which approximately 97% were secured by tangible assets pledged by customers.

Insurance Activities:

      Merrill Lynch's operations in insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and of the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States and Canada.

      MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, the District of Columbia, Guam, and the U.S. Virgin Islands. These products are marketed to MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 1998, MLLIC had approximately $13 billion of life insurance in force. At year-end 1998, MLLIC had annuity contracts in force of more than $8.5 billion in value.

      ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1998, ML Life had approximately $2 billion of life insurance in force, which amount included approximately $1 billion reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 1998, ML Life had annuity contracts in force of approximately $696 million in value.

      Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuities products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

Banking, Trust, Mortgage Lending and Related Activities:

      Merrill Lynch Bank & Trust Co. ("MLBT") and Merrill Lynch Bank USA ("MLBUSA"), both of which are state chartered depository institutions, insured by the Federal Deposit Insurance Corporation, accept certificates of deposit and money market deposits (including deposit accounts offered through the Insured SavingsSM Account program for the CMA service), originate and purchase secured loans, and issue VISA(R) cards.

      Merrill Lynch provides personal trust, employee benefit trust, and custodial services to clients in the U.S. through eight state-chartered trust institutions and a federally chartered savings bank. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited ("MLBT Cayman").

      Merrill Lynch Credit Corporation ("MLCC") offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC, through Merrill Lynch's financial consultants, offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst(R) mortgage program. In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also provides securities-based lending through its OmegaSM account, a personal line of credit using eligible securities as collateral that is accessible by VISA(R) card and by check.

      Merrill Lynch International Bank Limited ("MLIB Limited"), a United Kingdom bank with non-U.K. branch offices in Germany, Singapore, Bahrain, Luxembourg, and Italy provides foreign exchange trading and collateralized lending and letter of credit services and accepts deposits. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits, portfolio management services, and individual client services to international private banking clients.

Asset Management Activities:

      Merrill Lynch's asset management activities are conducted through its Asset Management Group ("AMG") using, principally, the Merrill Lynch, Mercury and Hotchkis and Wiley brand names. The principal subsidiaries engaged in these activities are Merrill Lynch Asset Management LP ("MLAM") and Merrill Lynch Mercury Asset Management ("MLMAM"). AMG is one of the largest asset management organizations in the world having at the end of 1998 total assets under management of approximately $501 billion compared with approximately $448 billion at year-end 1997.

      At the end of 1998, through portfolio managers located in the United States, the United Kingdom, Japan, Australia, Hong Kong, Canada, Switzerland and Singapore, AMG managed a wide variety of investment products. These ranged from money market funds and other forms of short-term fixed-income investments to long-term taxable and tax-exempt fixed-income funds or portfolios, along a broad spectrum of quality ratings and maturities. AMG also manages a wide variety of equity and balanced funds or portfolios that invest in most significant markets globally.

      AMG's open-end funds offered in the United States (except for its money-market funds) are generally offered pursuant to the Merrill Lynch Select PricingSM system, which allows investors four pricing alternatives. The Hotchkis and Wiley brand of mutual funds are sold to clients on a no-load basis. AMG offers a family of unit trusts in the United Kingdom under the Mercury brand. During 1998, Merrill Lynch introduced the Mercury Asset Management brand of mutual funds that were distributed through Merrill Lynch's distribution network both inside and outside the United States. Both Merrill Lynch and Mercury branded mutual funds are offered to clients in other global markets through both the Merrill Lynch distribution network and directly through unaffiliated financial intermediaries. At the end of 1998, AMG managed approximately $252 billion globally of mutual funds or their non-U.S. equivalent.

      AMG provides separate account investment management services to a widely geographically diversified client base that includes pension funds, corporations, governments, supranational organizations, central banks and other institutions. Marketing offices in over 15 countries further support these services. At the end of 1998, the total assets under management of such services were approximately $211 billion. AMG offers similarly structured separate account investment management services for private clients both in the United States, the United Kingdom and globally. The total assets under management for these services were $38 billion at the end of 1998.

      In the third quarter of 1998, AMG introduced a new family of 17 mutual funds that were distributed through Merrill Lynch Japan Securities Co., Ltd. Merrill Lynch now manages more than $17 billion of assets for Japanese individual, corporate and institutional investors.

Corporate and Institutional Client

Brokerage and Related Activities:

      In the United States, MLPF&S and certain of its affiliates provide many of the same products and services for corporate, institutional, and governmental clients as they do for individual clients as described above under Wealth Management--Brokerage and Related Activities.

      As part of its brokerage activities, MLPF&S, as a futures commission merchant, introduces customers to MLF for the purchase and sale of futures contracts and options on futures contracts in substantially all exchange-traded commodity and financial futures products. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances. MLF holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States. Other Merrill Lynch subsidiaries also hold memberships on major commodity and financial futures exchanges and clearing associations outside the U.S. and may also carry positions in proprietary and customer accounts.

      All futures and futures options transactions are executed, cleared through and/or carried by MLF and other Merrill Lynch subsidiaries engaged in futures activities. On certain exchanges, third party brokers are utilized to execute and/or clear trades. Where MLF or other Merrill Lynch subsidiaries maintain memberships in the clearing associations of various futures exchanges, these entities have potentially significant financial exposure in the event that other members of futures clearing houses default materially in their obligations to such clearing houses. In addition, as with any margin transaction, the risk of loss to Merrill Lynch and its customers from the trading of futures contracts is greater than the risk in cash securities transactions, primarily as a result of the low initial margin requirements (good faith deposits) relative to the value of the actual futures contracts. Merrill Lynch may have financial exposure if a client fails to meet a margin call. Net worth requirements, financial reviews, margin procedures, and other credit standards established for a client's futures accounts are intended to limit any exposure to Merrill Lynch resulting from its client's trading in futures accounts.

      Outside the United States, Merrill Lynch International and its affiliates ("MLI") provides comprehensive investment, financing, and related products and services on a global basis to sovereign governments, corporations, and institutional clients, as well as to individual investors. MLI companies are members of various non-U.S. stock and futures exchanges. The investment, financing, and market-making operations of MLI are conducted through a network of offices, including representative and liaison offices, located in more than 40 countries outside the United States. This office network services major "money center" institutions as well as thousands of regional institutions and individual investors.

      The worldwide trading operations of MLI, particularly in London and Tokyo, make it one of the largest traders of equities and dealers in Eurobonds and other globally traded securities and a significant participant in the over-the-counter equity derivatives business. MLI also engages in foreign exchange transactions (including options on non-U.S. currencies) as a dealer and consequently assumes proprietary positions in numerous currencies and related options.

      Merrill Lynch Capital Markets Bank Limited, an Irish bank with branch offices in Frankfurt, Johannesburg, Labuan (Malaysia), Milan, and Tokyo, engages in capital markets activities such as underwriting, foreign exchange, and swap and other derivative transactions, lending, and institutional equity and debt sales.

      Merrill Lynch International Bank, an Edge Act corporation ("MLIB"), provides foreign exchange trading services to corporations and institutions.

Investment Banking Activities:

      MLPF&S is a leading investment banking firm that participates in every aspect of investment banking for corporate, institutional, and governmental clients and acts in principal, agency, and advisory capacities. Advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, leveraged buyouts, and defensive projects. MLPF&S advises on capital structuring and provides a wide variety of financial services, including underwriting the sale of securities to the public, privately placing securities with investors, providing structured and derivative financings, including project financing, mortgage and lease financing.

      MLPF&S, either directly or through affiliates, provides advice, valuation services, and financing assistance and engages in the underwriting and private placement of high-yield securities in connection with, among other things, leveraged buyouts and other acquisition-related transactions. MLPF&S and its affiliates have, from time to time, taken principal positions in transactions and its affiliates have extended credit to clients in the form of senior and subordinated debt, as well as provided bridge financing on a select basis, and syndicated loans. Before MLPF&S and its affiliates engage in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period. Additionally, MLPF&S and its affiliates occasionally acquire equity interests in the subject companies as part of, or in connection with, such activities.

      Merrill Lynch, through various subsidiaries and affiliates, including ML Global Partners, Inc. ("MLGP") and Merrill Lynch Capital Partners, Inc. ("MLCP"), has made investments in equity and debt securities issued in acquisition transactions. MLGP provides management services for Merrill Lynch Partners, L.P., an international private equity fund. MLCP provides management services for two leveraged buyout funds. The limited partners of the MLGP and MLCP funds are primarily private investors. Merrill Lynch, through MLPF&S and its other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of companies in which the MLGP and MLCP funds have invested, and may also provide financial advisory services to these companies.

Securities Dealing Activities:

      MLPF&S regularly makes a market in the equity securities of approximately 550 U.S. corporations. In addition, it engages in transactions in approximately 5400 securities of non-U.S. issuers traded in the over-the-counter markets, and conducts market-making activities with clients and other dealers. MLPF&S is also a dealer in municipal, mortgage-backed, asset-backed, and corporate fixed-income securities.

      As an adjunct to its trading activities, MLPF&S places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activities, MLPF&S purchases securities, or sells securities short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security's marketability, and any position taken typically is liquidated as soon as practicable. In addition, MLPF&S facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

      Merrill Lynch Government Securities Inc. ("MLGSI") is a primary dealer in obligations issued or guaranteed by the United States Government and by Federal agencies and other government-sponsored entities, including Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation and is a dealer in mortgage-backed-pass-through certificates issued by certain of these entities, and also deals in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions. It is one of 30 primary government securities dealers that daily report positions and activities to the Federal Reserve Bank of New York.

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

Derivative Dealing Activities:

      Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products AG ("MLDP") are Merrill Lynch's primary derivative product dealers and act as intermediaries and principals in a variety of interest rate, currency, and other over-the-counter derivative transactions.

      MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors, currency options, and credit derivatives. MLCS maintains positions in interest-bearing securities, financial futures, and forward contracts primarily to hedge its derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages in certain commodity-related transactions as a principal, and has become licensed as a power marketer by the Federal Energy Regulatory Commission.

      MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address the desire of certain swap customers to limit their trading to those dealers having the highest credit quality. MLDP has been assigned the Aaa, AAA, and AAA counterparty rating by the rating agencies, Moody's Investors Service, Inc., Standard & Poor's, and Fitch IBCA, Inc., respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

      As mentioned above, MLI engages in the equity and credit derivatives business in the over-the-counter markets, and Merrill Lynch Capital Markets Bank Limited is a credit intermediary and conducts part of Merrill Lynch's non-dollar swap activities.

Mortgage Dealing Activities:

      Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mortgages, mortgage loan participations, mortgage servicing, and corporate bank loans. MLMCI, through its CMO PassportSM service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations, mortgage pass-through certificates, and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into resale agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing them with temporary liquidity. MLMCI also has a mortgage conduit that purchases commercial and multi-family mortgage loans from lenders and securitizes these loans for sale to investors. In addition, MLMCI provides to its clients short-term financing secured by performing and non-performing commercial real estate. MLMCI also makes proprietary equity investments in U.S. and non-U.S. companies owning performing and non-performing real estate and mortgages.

Money Markets Activities:

      Merrill Lynch, through Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading, and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances, and institutional certificates of deposit. MLMMI also provides services in connection with the origination of medium-term notes issued by U.S. and non-U.S. corporations and short-and medium-term bank notes issued by financial institutions, and through MLPF&S, it trades and markets such notes. MLMMI is also a commercial paper dealer for U.S. and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer for U.S. and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from Federally-insured depository institutions. Such instruments are resold to certain institutional customers such as banks, insurance companies, investment companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates certificates of deposit issued by bank and thrift institutions that are sold to a broad range of individual investors of MLPF&S.

Research Services:

      The Global Securities Research & Economics Group provides equity, fixed-income, and economic research services on a global basis to Merrill Lynch's institutional and individual client sales forces and their customers. This group covers and distributes fundamental equity and fixed-income research, technical market and quantitative analyses, convertible securities analyses, investment and fixed-income strategy recommendations, high-yield debt securities research, credit research on municipal securities, and futures research information.

      Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals cover more than 3800 companies located in 26 countries, with more than half of the staff now dedicated to non-U.S. research activities. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch's individual and institutional customers through their financial consultants and account executives, and through Merrill Lynch's public website, www.ml.com.

Securities Clearing Services:

      MLPF&S provides securities clearing services through its subsidiaries, Broadcort Capital Corp. ("BCC") and Merrill Lynch Professional Clearing Corp. ("MLPCC"). BCC provides these services to approximately 117 unaffiliated broker-dealers. Those utilizing BCC's clearing services may also execute transactions through BCC's fixed-income desk and participate in underwritings of Defined Asset Funds sponsored by MLPF&S. While the introducing broker-dealer firm retains all sales functions with their customers, BCC services the customers' accounts and handles all settlement and credit aspects of transactions. MLPCC clears transactions for specialists and market-makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF; and clears transactions of arbitrageurs, customers, and other professional trading entities.

Strategic Initiatives

      During 1998, Merrill Lynch expanded its non-U.S. presence through strategic acquisitions and initiatives. In the third quarter of 1998, Merrill Lynch Japan Securities Co., Ltd. opened to serve individual investors in Japan through a network of 33 branch offices throughout the country. Merrill Lynch Japan Securities offers private clients a diversified selection of global investment choices including funds, Japanese and foreign equities, convertible bonds, and fixed-income securities, including Japanese government, domestic, and foreign currency bonds.

      Also during the third quarter, Merrill Lynch acquired the shares of Midland Walwyn Inc., Canada's largest independent full-service securities firm. This acquisition strengthens Merrill Lynch's presence in Canada, gives Canadian investors greatly expanded product offerings and access to global opportunities, and brings Canadian corporations broad distribution of their securities both domestically and globally.

      Through the acquisition of a majority interest in Phatra Securities Company Limited, a Thai investment bank, Merrill Lynch furthered its commitment to the Asia Pacific region. Phatra Securities provides corporate finance, research, asset management, portfolio management, and secondary market services. Phatra's research group is Thailand's largest, covering more than 100 companies in Thailand.

      In the U.S., Merrill Lynch enhanced its group employee services business through the acquisition of Howard Johnson & Company, a benefits and actuarial consulting firm. Merrill Lynch divested Merrill Lynch Specialists Inc., a non-core equities business that conducts a specialist business in stocks traded on the floor of the New York Stock Exchange, and a majority interest in Lender's Service Inc., which provides real estate appraisal, title, and closing management services for the residential lending community, including for MLCC.

Competition

      All aspects of Merrill Lynch's business are intensely competitive, particularly in the underwriting, trading, and advisory activities, and have been affected by the entry of several new and non-traditional competitors such as commercial banks and insurance companies and Internet broker-dealers, and by the consolidation of others. Merrill Lynch competes for clients, market share, and human talent in every aspect of its business. It competes directly on a worldwide basis with other U.S. and non-U.S. trading, investment banking and financial advisory service firms, brokers and dealers in securities and futures. It also competes with commercial banks and their affiliates in these businesses and particularly in its derivatives and capital markets businesses. Many of Merrill Lynch's non-U.S. competitors may have competitive advantages in their home markets. Merrill Lynch's competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

      Through its subsidiaries and affiliates, Merrill Lynch also competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks, and trust companies and institutions. Merrill Lynch competes for its individual and institutional clients on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product and service innovation. Financial services companies also compete to attract and retain successful financial consultants and other revenue-producing personnel. Merrill Lynch's insurance businesses operate in highly competitive environments. Many insurance companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than do Merrill Lynch's insurance subsidiaries.

      Certain U.S. judicial and regulatory actions in recent years concerning, among other things, the authority of bank affiliates to engage in securities underwriting and brokerage activities have resulted in increased competition in those aspects of Merrill Lynch's business. The proposed Financial Services Act of 1998, H.R.10, represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by proposing the repeal of statutes that limit the securities, insurance, and other non-banking activities of any company that controls an insured bank. The bill was passed in the House of Representatives but the Senate adjourned for 1998 before completing action on the bill. Nevertheless, H.R.10 came closer to passage than any financial modernization bill to date and resolved bank-insurance, bank-securities, and other issues that had long stood as obstacles to the progress of prior modernization bills. This legislation was reintroduced in the House of Representatives in January 1999.

Regulation

      Certain aspects of Merrill Lynch's business, as that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission ("SEC"), Commodity Futures Trading Commission ("CFTC"), Federal Deposit Insurance Corporation ("FDIC"), Municipal Securities Rulemaking Board ("MSRB"), and Office of Thrift Supervision ("OTS"). In other areas of the world, these regulators include The Financial Services Authority ("FSA"), The Securities and Futures Authority ("SFA"), the Bank of England and the Investment Management Regulatory Organization ("IMRO") in the U.K., the Central Bank of Ireland, the Federal Banking Supervisory Authority in Germany, the Japanese Ministry of Finance, The Monetary Authority of Singapore, the Office of Superintendent of Financial Institutions in Canada, the Central Bank of Brazil, the Central Bank of Argentina, the Central Bank of Mexico, and the Securities and Futures Commission in Hong Kong, among many others.

      Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch.

United States Regulatory Oversight and Supervision:

      MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD") and the securities exchanges of which each is a member. Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S, MLAM, and MLIP, are registered as investment advisers with the SEC. MLPF&S and MLAM are registered as investment advisers in those states requiring such registration.

      Those Merrill Lynch entities that are broker-dealers registered with the SEC and members of U.S. national securities exchanges are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML&Co. to withdraw capital from such broker-dealers. Additional information regarding certain net capital requirements is set forth in Note 12 to the Consolidated Financial Statements in the Annual Report.

      Certain Merrill Lynch subsidiaries are also subject to the risk assessment rules adopted by the SEC under the Market Reform Act of 1990, which require, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.

      Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers, or employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

      The SEC, various banking regulators, the Financial Accounting Standards Board, and Congressional committees, among others, have launched a number of initiatives which have the effect of increasing regulation, and requiring greater disclosure, of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major U.S. securities firms, has implemented a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed its Risk Control Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative.

      MLGSI is subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch's municipal finance professionals are subject to various trading and underwriting regulations of the MSRB. Merrill Lynch's registered futures commission merchants are regulated by the CFTC, the National Futures Association ("NFA"), and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLIP is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities.

      Merrill Lynch's banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the State of New Jersey and by the FDIC. Certain of the activities of MLBFS and MLCC are regulated by the New Jersey Department of Banking. In addition to New Jersey, MLCC is also licensed or registered to conduct its lending activities in 35 other states and MLBFS is licensed or registered in 7 states, subjecting each to regulation and examination by the appropriate authorities in those states.

      MLBUSA is regulated primarily by the State of Utah and by the FDIC. MLIB is regulated by the Federal Reserve Bank of New York. Merrill Lynch's U.S. trust institutions are subject to regulation by the OTS in the case of the federal savings bank and by the bank regulatory agencies in the states where the state-chartered institutions are incorporated.

      Merrill Lynch's insurance subsidiaries are subject to state insurance regulatory supervision. ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.

Non-U.S. Regulatory Oversight and Supervision:

      Merrill Lynch's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bodies, particularly in those countries where it has established an office. Certain Merrill Lynch subsidiaries, including Merrill Lynch International, are regulated as broker-dealers under the laws of the jurisdictions in which they operate.

      Merrill Lynch International, a registered broker-dealer in the United Kingdom, is regulated by the SFA and is subject to its capital requirements. Merrill Lynch Capital Markets Bank Limited, which engages in the derivatives business, is regulated by the Central Bank of Ireland and the New York State Banking Department. Merrill Lynch's activities in Australia are regulated by the Australian Securities and Investment Commission, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch's Japanese business is subject to the regulation of the Financial Supervisory Agency as well as other Japanese regulatory authorities. Merrill Lynch Phatra Securities is regulated primarily by the Securities and Exchange Commission of Thailand and the Stock Exchange of Thailand.

      Merrill Lynch Canada is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

      The business of MLAM and MLMAM is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are reported by IMRO and the Personal Investment Authority and, in other jurisdictions, by local regulators.

      Merrill Lynch's subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated, and/or conduct their business activities. In addition to being regulated by the New York State Banking Department, MLIB Limited is regulated by the FSA and The Monetary Authority of Singapore. Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking.

Item 2. Properties

      Merrill Lynch has a number of offices throughout the world. Other than those described below as being owned, substantially all offices of Merrill Lynch subsidiaries throughout the world are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is a brief description and the approximate square footage of the principal facilities of Merrill Lynch. The information regarding Merrill Lynch's property lease commitments is set forth in Note 8 to the Consolidated Financial Statements under the caption Leases in the Annual Report.

Principal Facilities in the United States:

      Merrill Lynch's executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. In 1998, separate Merrill Lynch affiliates leased both the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Merrill Lynch occupies the entire North Tower and approximately half the South Tower. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee's interest in the North Tower.

      In New York City, MLPF&S also holds a lease for 662,000 square feet in lower Manhattan expiring in 2007. In 1998, Merrill Lynch began partial occupancy of a 760,000 square foot building at 222 Broadway, which was purchased by a subsidiary in 1997; as third party leases expire, Merrill Lynch intends to occupy the entire building. In New Jersey, Merrill Lynch affiliates own a 400,000 square foot hotel, conference and training center, a 700,000 square foot office building in Plainsboro, and a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset. MLPF&S holds a 590,000 square foot lease at 101 Hudson Street in Jersey City. In 1998, Merrill Lynch continued to pursue a plan to purchase land and build a new facility in Hopewell, New Jersey to consolidate existing operations and allow for future expansion. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings, and a 70-acre campus in Englewood, Colorado with two buildings.

Principal Facilities Outside the United States:

      In London, Merrill Lynch leases 250,000 square feet at Ropemaker Place with a cancellation right in 2002. In 1998, Merrill Lynch purchased a site in the City of London to construct a new headquarters complex of 2,550,000 square feet. The new headquarters will replace the Ropemaker facility and, is expected to be occupied in 2001. An additional 170,000 square feet of office space is also leased at Farringdon Road. This lease, which has a 25 year term, commenced in 1990. Merrill Lynch also leases approximately 140,000 square feet under a lease expiring in 2014 on King William Street, where Merrill Lynch Mercury Asset Management's operations are headquartered. In 1998, with the acquisition of Midland Walwyn, Merrill Lynch added 114 offices, mostly in Canada, and with the opening of Merrill Lynch Japan Securities, Merrill Lynch added 36 locations in Japan. Merrill Lynch leases a total of 737 business locations in the United States and 285 outside the United States.

Item 3. Legal Proceedings

      ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in civil actions and arbitration proceedings, including those described below. Each of the following actions is reported as of March 1, 1999.

Orange County Litigation

      In June 1998, Merrill Lynch settled the following two actions in the United States District Court for the Central District of California (the "District Court") alleging violations of Federal and California law in connection with its business activities with the Treasurer-Tax Collector of Orange County, California ("Orange County"): County of Orange, et al. v. Merrill Lynch & Co., Inc., et al. instituted January 12, 1995 (the "Orange County Action"); and Irvine Ranch Water District v. Merrill Lynch & Co., Inc. instituted December 20, 1996. Under the settlement terms, ML & Co. undertook to pay $400 million to Orange County, approximately $17 million to Irvine Ranch Water District, and to return approximately $20 million of excess collateral to Orange County. On November 30, 1998, the District Court found that the settlement of the Orange County Action was in good faith, thereby barring any potential claims for contribution, indemnity or similar relief by non-settling parties. Payment by ML & Co. will be due approximately five business days after May 3, 1999, the first business day following the expiration of the time for any party to appeal from this District Court finding of good faith.

      The following actions filed against ML & Co. in connection with Merrill Lynch's business activities with the Treasurer-Tax Collector of Orange County remain outstanding:

      DeLeon v. Merrill Lynch, Pierce, Fenner & Smith Inc., et al., instituted December 13, 1994, was brought against MLPF&S, an affiliate, and an employee of Merrill Lynch as a purported class action in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were invested by the Orange County Treasurer-Tax Collector, alleging breaches of fiduciary duties and acts of professional negligence in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages, including punitive damages, in unspecified amounts are sought. On May 10, 1996, the court stayed this action pending final resolution of the Orange County Action.

      City of Atascadero, et al. v. Merrill Lynch, Pierce, Fenner & Smith Inc., et al., instituted September 15, 1995, was brought in the Superior Court of the State of California, San Francisco County by 14 California public entities against ML & Co., and certain of its subsidiaries and employees. The complaint alleges, among other things, that the defendants committed fraud, deceit, and negligent misrepresentation; conspired to commit fraud; breached fiduciary duties; aided and abetted breaches of fiduciary duty; and violated California Penal Code Section 496 and the Racketeer Influenced and Corrupt Organizations Act in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Damages, including punitive damages and treble damages, in unspecified amounts are sought. By decision dated December 7, 1998 and modified on January 6, 1999, the California Court of Appeal reversed a lower court dismissal of this action. An action in the District Court by the same 14 entities making substantially the same allegations and seeking the same damages has been stayed pending final resolution of the state court action or until further order of the District Court.

      Balan v. Merrill Lynch & Co., Inc., et al., instituted December 16, 1994, was brought as a purported class action in the United States District Court for the Southern District of New York on behalf of purchasers of ML & Co.'s common stock between March 31, 1994 and December 6, 1994 alleging, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by ML & Co. and two of its present or former directors and officers in connection with Merrill Lynch's disclosure with respect to its business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought.

NASDAQ Litigation

      In the Matter of Certain Market Making Activities on Nasdaq, instituted and settled without a hearing or an admission of or denial of findings on January 11, 1999, was an SEC administrative action that found that on certain occasions in 1994 traders at MLPF&S improperly coordinated their quotes with traders at other firms. MLPF&S agreed to pay a fine of $472,500, to submit some of its procedures for review by an independent consultant, and to an administrative cease and desist order prohibiting Merrill Lynch from violating certain provisions of the securities laws. Twenty-seven other market makers and 51 traders at other firms settled related SEC administrative actions at the same time.

      In re Nasdaq Market-Makers Antitrust Litigation, a consolidated class action instituted December 16, 1994 in the United States District Court for the Southern District of New York, was brought against more than 35 market makers, including MLPF&S, alleging that they engaged in a conspiracy with respect to the spread between bid and ask prices for certain securities traded on Nasdaq by, among other things, refusing to quote bid and ask prices in odd eighths. On November 13, 1998, judgment was entered granting final approval to a settlement without a hearing on the merits of the claims or finding of liability; MLPF&S paid approximately $100 million to settle the action.

Shareholder Derivative Litigation

      In each of the following shareholder derivative actions ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would be for the benefit of ML & Co.:

      Miller v. Schreyer, et al. , a consolidated derivative action instituted October 11, 1991 in the Supreme Court of the State of New York, New York County, alleges, among other things, breach of fiduciary duty against certain present or former ML & Co. directors, and against Transmark USA, Inc. and one of its principals in connection with securities trading transactions that occurred at year-end 1984, 1985, 1986, and 1988 between subsidiaries of ML & Co. and a subsidiary of Transmark USA, Inc., Guarantee Security Life Insurance Company, which was later liquidated. Damages in an unspecified amount are sought. On January 5, 1999, the New York State Supreme Court, Appellate Division, reversed a lower court dismissal of this action.

      Miller v. Peters, et al., a derivative action instituted October 13, 1998 in the Supreme Court of the State of New York, New York County, alleges, among other things, that 15 present or former ML & Co. directors breached their fiduciary duties by failing to prevent ML & Co. from engaging in excessively risky business transactions with hedge funds. Damages in an unspecified amount are sought.

      ML & Co. believes it has strong defenses to, and, where appropriate, will vigorously contest the actions described above that have not already been settled. Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings, and claims pending against ML & Co. or its subsidiaries as of March 1, 1999, cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of Merrill Lynch as set forth in the Consolidated Financial Statements of Merrill Lynch included in the Annual Report.

Item 4. Matters Submitted to a Vote of Securityholders

      There were no matters submitted to a vote of security holders during the 1998 fourth quarter.

                               ----------------
                EXECUTIVE OFFICERS OF MERRILL LYNCH & CO., INC.

      The following table sets forth the name, age, present title, principal occupation, and certain biographical information for the past five years for ML & Co.'s executive officers, all of whom have been elected by the ML & Co. Board of Directors and have been appointed as members of the Merrill Lynch Executive Management Committee. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.'s by-laws, elected officers are elected annually to hold office until their successors are elected and qualify or until their earlier resignation or removal.

David H. Komansky, 59

Chairman of the Board since April 1997; Chief Executive Officer since December 1996; President and Chief Operating Officer from January 1995 to April 1997; Executive Vice President, Debt and Equity Markets Group from May 1993 to January 1995; Executive Vice President, Debt Markets Group from June 1992 to April 1993.

Herbert M. Allison, Jr., 55

President and Chief Operating Officer since April 1997; Executive Vice President, Corporate and Institutional Client Group from January 1995 to April 1997; Executive Vice President, Investment Banking Group from May 1993 to January 1995; Executive Vice President, Finance and Administration from October 1990 to April 1993.

Thomas W. Davis, 45

Executive Vice President and Head of Corporate and Institutional Client Group since March 1998; Executive Vice President and Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Co-Head of Investment Banking Group from April 1995 to April 1997; Co-Head of Equity Markets Group from 1993 to April 1995; Head of Global Equity Capital Markets from 1991 to 1993.

Edward L. Goldberg, 58

Executive Vice President, Operations Services Group since January 1999; Executive Vice President, Operations, Services and Technology from April 1991 to January 1999.

Stephen L. Hammerman, 61

Vice Chairman of the Board since April 1992; General Counsel since October
1984.

Jerome P. Kenney, 57

Executive Vice President, Corporate Strategy and Research since October 1990; Executive Vice President, Corporate Credit from May 1993 to May 1995.

John A. McKinley, Jr., 41

Head of the Technology Group since January 1999; Senior Vice President and Chief Technology Officer since October 1998. Joined Merrill Lynch in October 1998. Prior, Chief Technology and Information Officer, General Electric Capital Services, October 1995 to October 1998; Partner, Ernst & Young LLP, October 1992 to November 1995.

E. Stanley O'Neal, 47

Executive Vice President and Chief Financial Officer since March 1998; Executive Vice President and Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Head of Global Capital Markets Group from April 1995 to April 1997; Managing Director, Investment Banking and Head of Financing Services Group from June 1993 to April 1995.

Jeffrey M. Peek, 52

Executive Vice President, Head of Asset Management Group and President and Chief Executive Officer of MLAM since December 1997; Managing Director and Co-Head of Investment Banking Group from March 1997 to December 1997; Senior Vice President and Director, Global Securities Research & Economics from April 1995 to March 1997; Head of Global Industries Group from 1993 to March 1995.

Winthrop H. Smith, Jr., 49

Executive Vice President and Head of International Private Client Group since April 1997; Chairman, Merrill Lynch International Incorporated since April 1993; Executive Vice President, International from June 1992 to April 1997.

John L. Steffens, 57

Vice Chairman of the Board since April 1997; Head of U.S. Private Client Group since October 1990.

                               ----------------

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the captions "Dividends Per Common Share" and "Stockholder Information" on page 94 of the Annual Report and such information is incorporated herein by reference.

Item 6. Selected Financial Data

      Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table "Selected Financial Data" on page 25 of the Annual Report (excluding for this purpose the financial ratio, leverage, and employee information set forth under the headings "Financial Ratios" and "Employee Statistics"). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 57 to 93 in the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 26 to 54 of the Annual Report under the caption "Management's Discussion and Analysis" and is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 57 to 93 in the Annual Report.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosure about market risk is set forth on pages 49 to 51 of the Annual Report under the caption "Management's Discussion and Analysis" and in Note 3 to the Consolidated Financial Statements, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the Annual Report on pages 56 to 93, and are incorporated herein by reference. In addition, the information on page 94 of the Annual Report under the caption "Quarterly Information" is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the caption "Election of Directors" on pages 4 to 7 of ML & Co.'s Proxy Statement dated March 5, 1999 for its 1999 Annual Meeting of Stockholders (the "1999 Proxy

Statement") is incorporated herein by reference. For a list of the members of the ML & Co. Board of Directors and of the ML & Co. executive officers, see pages 95 to 97, of the Annual Report.

Item 11. Executive Compensation

      Information relating to ML & Co. executive officer and director compensation set forth on pages 13 to 24 and page 26 of the 1999 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on pages 1 and 2 of the 1999 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on pages 9 and 10 of the 1999 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions set forth under the caption "Certain Transactions" on pages 24 to 25 of the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, And Reports On Form 8-K

 (a) Documents filed as part of this Report:

      1.Consolidated Financial Statements

     The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

      2.Financial Statement Schedule

     The financial statement schedule required to be filed hereunder is listed on page F-1 hereof and the schedule included herewith appears on pages F-2 through F-6 hereof.

      3.Exhibits

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

 (3) Articles of Incorporation and By-Laws

 (i)(a) Restated Certificate of Incorporation of ML & Co., effective as of
        April 28, 1998 (Exhibit (3)(i) to 10-Q for the quarter ended March 27,
        1998 ("First Quarter 1998 10-Q")).

    (b) Form of certificate representing the 9% Cumulative Preferred Stock,
        Series A, par value $1.00 per share, of ML & Co. (the "9% Preferred
        Stock") (Exhibit 3(i) to First Quarter 1998 10-Q).

    (c) Form of Depositary Receipt evidencing the Depositary Shares for the 9%
        Preferred Stock (Exhibit 4(ii) to 10-Q for the quarter ended September
        30, 1994 ("Third Quarter 1994 10-Q")).

    (d) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the 9% Preferred Stock (Exhibit 4(iii) to Third Quarter
        1994 10-Q).

    (e) Deposit Agreement dated as of November 3, 1994 among ML & Co.,
        Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 4(iv) to Third Quarter 1994 10-Q).

    (f) Certificate of Designation dated December 17, 1987 for Series A Junior
        Preferred Stock (Exhibit 3(f) to S-3 (File No. 33-19975)).

    (g) Certificate of Designation dated August 20, 1998 for Special Voting
        Stock, relating to ML & Co.'s Restated Certificate of Incorporation effective as of April 28, 1998 (incorporated by reference to Exhibit
        (3) to 10-Q for the quarter ended September 25, 1998 ("Third Quarter
        1998 10-Q")).

    (h) Form of Amended and Restated Rights Agreement dated as of December 2,
        1997 between ML & Co. and ChaseMellon Shareholder Services, L.L.C.
        (Exhibit 4 to 8-K dated December 2, 1997).

   (ii) By-Laws of ML & Co., effective as of April 15, 1997 (Exhibit 3(i) to
        1997 10-Q for the quarter ended March 28, 1997 ("First Quarter 1997 10-
        Q")).

 (4) Instruments defining the rights of security holders, including indentures

        ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any unfiled agreements defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

    (i) Senior Indenture dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Chase Manhattan Bank
        (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (the "1983 Senior Indenture") and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit
        3 to ML & Co.'s Registration Statement on Form 8A dated July 20, 1992).

   (ii) Supplemental Indenture dated as of October 25, 1993 to the 1983 Senior
        Indenture (Exhibit 4(b)(ii) to S-3 (File No. 33-61559)).

  (iii) Twelfth Supplemental Indenture to the 1983 Senior Indenture dated as of
        September 1, 1998 between ML & Co. and The Chase Manhattan Bank
        (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (Exhibit 4(a) to 8-K dated October
        21, 1998).

  *(iv) Senior Indenture dated as of October 1, 1993 between ML & Co. and The
        Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank
        N.A.) (the "1993 Senior Indenture").

    (v) First Supplemental Indenture to the 1993 Senior Indenture, dated as of
        June 1, 1998, between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (Exhibit 4(a) to 8-K dated
        July 2, 1998).

--------
* Filed herewith

 (10) Material Contracts

     (i) Form of ML & Co. 1978 Equity Purchase Plan as amended through January
         16, 1995 (Exhibit 10(i) to 10-K for the fiscal year ended December 30,
         1994 ("1994 10-K")).

    (ii) Form of ML & Co. Amended and Restated 1994 Deferred Compensation
         Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1994 10-K).

   (iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through
         July 27, 1998 (Exhibit 10(i) to 10-Q for the quarter ended June 29,
         1998 ("Second Quarter 1998 10-Q")).

    (iv) ML & Co. Equity Capital Accumulation Plan, as amended through October
         21, 1996 (Exhibit 10(ii) to Third Quarter 1996 10-Q).

     (v) ML & Co. Executive Officer Compensation Plan (Exhibit 10(i) to ML &
         Co.'s Proxy Statement for the 1994 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 14, 1994).

    (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Pages 23 to 24 of ML & Co.'s
         Proxy Statement for the 1999 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 4, 1998 ("1999 Proxy
         Statement")).

   (vii) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995).

 *(viii) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co.

   *(ix) Written description of ML & Co.'s incentive compensation programs.

     (x) Written description of ML & Co.'s compensation policy for executive officers and directors (Pages 13 to 15 and pages 22 to 24 of ML &
         Co.'s Proxy Statement for the 1999 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 5, 1999).

    (xi) Merrill Lynch KECALP Growth Investments Limited Partnership 1983
         (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-
         81619)).

   (xii) Merrill Lynch KECALP L.P. 1984 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-87962)).

  (xiii) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

   (xiv) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

    (xv) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

   (xvi) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

  (xvii) Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to Registration
         Statement on Form N-2 (File No. 33-51825)).

 (xviii) Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii) to Registration
         Statement on Form N-2 (File No. 333-15035)).

   (xix) ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit
         10(xxiii) to 10-K for fiscal year ended December 27, 1996 ("1996 10-
         K")).

--------
* Filed herewith

     (xx) ML & Co. 1995 Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10(xxii) to 1994 10-K).

    (xxi) ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to First Quarter 1997 10-Q).

   (xxii) ML & Co. 1996 Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended
          September 29, 1995).

  (xxiii) ML & Co. 1997 Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

   (xxiv) ML & Co., Inc. 1999 Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10 to Third Quarter 1998 10-Q).

    (xxv) ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June
          27, 1997).

   (xxvi) ML & Co. Deferred Unit and Stock Unit Plan for Non-Employee Directors
          (Exhibit 10 to First Quarter 1998 10-Q).

  (xxvii) ML & Co. Long-Term Incentive Compensation Plan for Managers and
          Producers (Exhibit 10(ii) to Second Quarter 1998 10-Q).

 (xxviii) Executive Annuity Agreement dated as of January 27, 1997 by and between ML & Co. and David H. Komansky (Exhibit 10(xxxi) to 1996 10-
          K).

   (xxix) Amendment dated September 18, 1996 to Deferred Compensation Plans
          (amending the Amended and Restated 1994 Deferred Compensation
          Agreement for a Select Group of Eligible Employees, the ML & Co. 1995
          Deferred Compensation Plan for a Select Group of Eligible Employees, and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).

    (xxx) ML & Co. 1998 Deferred Compensation Plan for a Select Group of
          Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended
          September 26, 1997 (the "Third Quarter 1997 10-Q")).

   (xxxi) ML & Co. Program for the Deferral of Stock Option Gains for a Select
          Group of Eligible Employees (Exhibit 10(iv) to Third Quarter 1997 10-
          Q).

  (xxxii) Amendment dated February 12, 1998 to the ML & Co. Deferred
          Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996, and 1997 (Exhibit 10.32 to 10-K for the
          fiscal year ended December 26, 1997 ("1997 10-K")).

 (xxxiii) Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted
          Unit Plan for Executive Officers (Exhibit 10.33 to 1997 10-K).

    *(11) Statement re computation of per share earnings.

    *(12) Statement re computation of ratios.

    *(13) Excerpt of 1998 Annual Report to Stockholders.

    *(21) Subsidiaries of ML & Co.

    *(23) Consent of Independent Auditors, Deloitte & Touche LLP.

    *(27) Financial Data Schedule.

    *(99) Additional Exhibits.
      (i) Opinion of Deloitte & Touche LLP with respect to the Ratio of
          Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed
          Charges and Preferred Stock Dividends, which is included in
          Exhibit 12.
     (ii) Opinion of Deloitte & Touche LLP with respect to certain information in the Selected Financial Data, which is incorporated by reference in
          Part II, Item 6.

--------
* Filed herewith

 (b) Reports on Form 8-K:

        The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998 with the Commission under the caption
        "Item 5. Other Events":

    (i) Current Report on Form 8-K dated September 29, 1998 for the purpose of filing the form of Merrill Lynch & Co., Inc.'s S&P 500 Market Index
        Target-Term SecuritiesSM due September 28, 2005.

   (ii) Current Report on Form 8-K dated October 13, 1998 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and nine-month periods ended September 25, 1998.

  (iii) Current Report on Form 8-K dated October 21, 1998 for the purpose of filing the Twelfth Supplemental Indenture, between ML & Co. and The
        Chase Manhattan Bank, dated as of September 1, 1998.

   (iv) Current Report on Form 8-K dated October 28, 1998 for the purpose of filing the form of Merrill Lynch & Co., Inc.'s 6 3/8% Notes due October
        15, 2008.

    (v) Current Report on Form 8-K dated October 28, 1998 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 25, 1998.

   (vi) Current Report on Form 8-K dated November 3, 1998 for the purpose of filing the Consent of Deloitte & Touche LLP with respect to the Prospectus of Merrill Lynch Preferred Capital Trust V.

  (vii) Current Report on Form 8-K dated November 24, 1998 for the purpose of filing:

    (a) Form of ML & Co.'s 6% Notes due November 15, 2004; and

    (b) Form of ML & Co.'s 6 7/8% Notes due November 15, 2018.

 (viii) Current Report on Form 8-K dated December 1, 1998 for the purpose of filing the form of ML & Co.'s 5 3/4% STock Return Income Debt
        SecuritiesSM due June 1, 2000.

  (vix) Current Report on Form 8-K dated December 10, 1998 for the purpose of filing audited consolidated financial statements for ML & Co. for its 1997 fiscal year, restated to reflect the merger with Midland Walwyn
        Inc.

                           MERRILL LYNCH & CO., INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          ITEMS 14(A)(1) AND 14(A)(2)

                                                         Page Reference
                                                     -----------------------
                                                                1998 Annual
                                                                 Report to
                                                     Form 10-K  Stockholders
                                                     ---------  ------------
Consolidated Financial Statements
---------------------------------
Independent Auditors' Report                                         56
Consolidated Statements of Earnings                                  57
Consolidated Balance Sheets                                        58-59
Consolidated Statements of Changes in Stockholders'
 Equity                                                            60-61
Consolidated Statements of Comprehensive Income                      62
Consolidated Statements of Cash Flows                                63
Notes to Consolidated Financial Statements                         64-93


Financial Statements Schedule
-----------------------------
Schedule I--Condensed Financial Information of
 Registrant                                          F-2 to F-6
  Condensed Statements of Earnings                      F-2
  Condensed Balance Sheets                              F-3
  Condensed Statements of Cash Flows                    F-4
  Notes to Condensed Financial Statements               F-5
  Independent Auditors' Report                          F-6
Specifically incorporated elsewhere herein by
 reference are certain portions of the following
 unaudited items:
  (i) Selected Financial Data                                        25
  (ii) Management's Discussion and Analysis                        26-54
  (iii) Quarterly Information                                        94

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 1998 Annual Report to Stockholders, which are incorporated herein by reference.

             CONDENSED STATEMENTS OF EARNINGS (Parent Company Only)
                             (dollars in millions)

                                                            Year Ended Last
                                                                 Friday
                                                              in December
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------  ------ ------
REVENUES
  Interest (principally from affiliates)................. $4,476  $3,937 $2,507
  Management service fees (from affiliates)..............    321     296    258
  Other..................................................    109       4     33
                                                          ------  ------ ------
  Total Revenues.........................................  4,906   4,237  2,798
  Interest Expense.......................................  4,942   4,077  2,598
                                                          ------  ------ ------
  Net Revenues...........................................    (36)    160    200
                                                          ------  ------ ------
NON-INTEREST EXPENSES
  Compensation and benefits..............................    236     281    285
  Other..................................................    394     307    288
                                                          ------  ------ ------
  Total Non-Interest Expenses............................    630     588    573
                                                          ------  ------ ------
Equity in Earnings of Affiliates.........................  1,727   2,222  1,878
                                                          ------  ------ ------
EARNINGS BEFORE INCOME TAXES.............................  1,061   1,794  1,505
Income Tax Benefit.......................................    198     141    143
                                                          ------  ------ ------
NET EARNINGS............................................. $1,259  $1,935 $1,648
                                                          ------  ------ ------
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS........... $1,220  $1,896 $1,602
                                                          ------  ------ ------




                  See Notes to Condensed Financial Statements

                 CONDENSED BALANCE SHEETS (Parent Company Only)
                 (dollars in millions, except per share amount)

                                                     December 25, December 26,
                                                         1998         1997
                                                     ------------ ------------
ASSETS
Cash and cash equivalents...........................   $    --      $   187
Loans to, receivables from, and preference
 securities of affiliates...........................    80,492       79,201
Investments in affiliates...........................     9,745        8,172
Equipment and facilities (net of accumulated
 depreciation and amortization of $289 in 1998 and
 $267 in 1997)......................................       160          155
Other receivables and assets........................     2,197        1,974
                                                       -------      -------
Total Assets........................................   $92,594      $89,689
                                                       =======      =======
LIABILITIES
Commercial paper and other short-term borrowings....   $16,986      $30,607
Loans from and payables to affiliates...............     4,046        3,063
Other liabilities and accrued interest..............     4,301        4,492
Long-term borrowings................................    57,129       42,988
                                                       -------      -------
Total Liabilities...................................    82,462       81,150
                                                       -------      -------
STOCKHOLDERS' EQUITY
Preferred Stockholders' Equity......................       425          425
                                                       -------      -------
Common Stockholders' Equity
  Shares exchangeable into common stock.............        66           66
  Common stock (par value $1.33 1/3 per share;
   authorized: 1,000,000,000 shares; issued:
   472,660,324 shares)..............................       630          630
  Paid-in capital...................................     1,427        1,001
  Accumulated other comprehensive loss (net of tax).      (122)         (47)
  Retained earnings.................................    10,475        9,579
                                                       -------      -------
                                                        12,476       11,229
  Less: Treasury stock, at cost:
    1998--116,376,259 shares; 1997--133,400,971
     shares.........................................     2,101        2,677
    Employee stock transactions.....................       668          438
                                                       -------      -------
Total Common Stockholders' Equity...................     9,707        8,114
                                                       -------      -------
Total Stockholders' Equity..........................    10,132        8,539
                                                       -------      -------
Total Liabilities and Stockholders' Equity..........   $92,594      $89,689
                                                       =======      =======


                  See Notes to Condensed Financial Statements

            CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
                             (dollars in millions)

                                         Year Ended Last Friday in December
                                         ----------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...........................  $     1,259  $     1,935  $     1,648
Noncash items included in earnings:
  Equity in earnings of affiliates.....       (1,727)      (2,222)      (1,878)
  Depreciation and amortization........           30           30           31
  Other................................         (183)         103           50
(Increase) decrease in operating
 assets, net of operating liabilities..          --          (216)         907
Dividends and partnership distributions
 from affiliates ......................          868        1,126        1,367
                                         -----------  -----------  -----------
  Cash Provided by Operating
   Activities..........................          247          756        2,125
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
  Loans to affiliates, net of
   payments............................          774      (22,164)     (17,299)
  Investments in affiliates, net of
   dispositions........................         (436)         (60)        (129)
  Equipment and facilities.............          (35)         (54)         (18)
                                         -----------  -----------  -----------
  Cash Provided by (Used for) Investing
   Activities..........................          303      (22,278)     (17,446)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments for):
  Commercial paper and other short-term
   borrowings..........................      (13,621)       5,770        7,499
  Issuance and resale of long-term
   borrowings..........................       27,153       23,592       15,019
  Settlement and repurchase of long-
   term borrowings.....................      (13,933)      (6,665)      (6,070)
  Repurchase of Remarketed Preferred
   Stock...............................          --          (194)         --
  Common stock transactions............           27         (500)        (919)
  Dividends to shareholders............         (363)        (294)        (245)
                                         -----------  -----------  -----------
  Cash (Used for) Provided by Financing
   Activities..........................         (737)      21,709       15,284
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................         (187)         187          (37)
Cash and cash equivalents, beginning of
 year..................................          187          --            37
                                         -----------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $       --   $       187  $       --
                                         ===========  ===========  ===========
Supplemental Disclosure
Cash paid for:
  Income taxes.........................  $       280  $       555  $       949
  Interest.............................        4,906        3,904        2,517


                  See Notes to Condensed Financial Statements

         NOTES TO CONDENSED FINANCIAL STATEMENTS (Parent Company Only)

Note 1. Basis of Presentation

      The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. ("ML & Co." or the "Parent Company") should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, "Merrill Lynch") and the Notes thereto in the Merrill Lynch 1998 Annual Report to Stockholders (the "Annual Report") included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation. Prior year amounts have also been restated to reflect the merger of Midland Walwyn with ML & Co. (see Note 2 to the Consolidated Financial Statements in the Annual Report).

      Investments in affiliates are accounted for in accordance with the equity method.

      For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

                  .Long-term borrowings (Note 5)
                  .Stockholders' equity (Note 7)
                  .Commitments and contingencies (Note 8)
                  .Employee incentive plans (Note 10)

      The Parent Company hedges certain risks arising from long-term borrowing payment obligations and investments in and loans to foreign subsidiaries. See Notes 5 and 4 to the Consolidated Financial Statements, respectively, for additional information.

Note 2. Guarantees

      ML & Co. issues guarantees of counterparty obligations in connection with certain activities of subsidiaries (see Note 8 to the Consolidated Financial Statements for further information).

      The Parent Company also guarantees certain obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions.

      ML & Co. also guarantees obligations related to Trust Originated Preferred Securities(Service Mark) issued by subsidiaries (see Note 6 to the Consolidated Financial Statements).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of December 25, 1998 and December 26, 1997, and for each of the three years in the period ended December 25, 1998, and have issued our report thereon dated February 22, 1999, which report expresses an unqualified opinion and includes an explanatory paragraph for the change in accounting method for certain internal-use software development costs. Such consolidated financial statements and our report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch, listed in Item 14, of this Annual Report on Form 10-K. Such financial statement schedule is the responsibility of Merrill Lynch's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 22, 1999

-------------------------------------------------------------------------------
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March, 1999.

Merrill Lynch & Co., Inc.
Registrant

                /s/ Andrea L. Dulberg
                 --------------------------------------------------------------
ANDREA L. DULBERG                      Andrea L. Dulberg
                                           Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 5th day of March, 1999.

                /s/ David H. Komansky
                 --------------------------------------------------------------
DAVID H. KOMANSKY                      David H. Komansky
                                   Chairman of the Board and
                                    Chief Executive Officer
                                 (Principal Executive Officer)


                /s/ E. Stanley O'Neal
                 --------------------------------------------------------------
E. STANLEY O'NEAL                      E. Stanley O'Neal
                                    Executive Vice President
                                    Chief Financial Officer
                                 (Principal Financial Officer)


           /s/ Michael J. Castellano
                 --------------------------------------------------------------
MICHAEL J. CASTELLANO                Michael J. Castellano
                                     Senior Vice President
                                         and Controller
                                 (Principal Accounting Officer)


           /s/ Herbert M. Allison, Jr.
                 --------------------------------------------------------------
HERBERT M. ALLISON, JR.             Herbert M. Allison, Jr.
                                            Director
                   /s/ W. H. Clark
                 --------------------------------------------------------------
W.H. CLARK                                W. H. Clark
                                            Director


                  /s/ Jill K. Conway
                 --------------------------------------------------------------
JILL K. CONWAY                           Jill K. Conway
                                            Director


           /s/ Stephen L. Hammerman
                 --------------------------------------------------------------
STEPHEN L. HAMMERMAN                  Stephen L. Hammerman
                                            Director


           /s/ Earle H. Harbison, Jr.
                 --------------------------------------------------------------
EARLE H. HARBISON, JR.               Earle H. Harbison, Jr.
                                            Director


                /s/ George B. Harvey
                 --------------------------------------------------------------
GEORGE B. HARVEY                        George B. Harvey
                                            Director


                /s/ William R. Hoover
                 --------------------------------------------------------------
WILLIAM R. HOOVER                      William R. Hoover
                                            Director


                /s/ Robert P. Luciano
                 --------------------------------------------------------------
ROBERT P. LUCIANO                      Robert P. Luciano
                                            Director


               /s/ David K. Newbigging
                 --------------------------------------------------------------
DAVID K. NEWBIGGING                   David K. Newbigging
                                            Director


                /s/ Aulana L. Peters
                 --------------------------------------------------------------
AULANA L. PETERS                        Aulana L. Peters
                                            Director


                /s/ John J. Phelan, Jr.
                 --------------------------------------------------------------
JOHN J. PHELAN, JR.                   John J. Phelan, Jr.
                                            Director


                 /s/ John L. Steffens
                 --------------------------------------------------------------
JOHN L. STEFFENS                        John L. Steffens
                                            Director


                /s/ William L. Weiss
                 --------------------------------------------------------------
WILLIAM L. WEISS                        William L. Weiss
                                            Director