Form 10-Q
period 1999-03-26
MERRILL LYNCH & CO INC
filed 1999-05-10
CIK 65100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  MARCH 26, 1999
                                --------------

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

YES  X  NO
     -    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

363,473,557 shares of Common Stock and 4,386,135 Exchangeable Shares as of the close of business on April 30, 1999. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  Financial Statements
         --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
                                                            MARCH 26,    MARCH 27,(1)   PERCENT (2)
(dollars in millions, except per share amounts)                 1999         1998       INC. (DEC.)
                                                            ---------    ------------   -----------
REVENUES
  Commissions                                                 $1,567       $1,463           7.1%
  Interest and dividends                                       3,965        4,814         (17.6)
  Principal transactions                                       1,444        1,171          23.3
  Investment banking                                             633          831         (23.9)
  Asset management and portfolio service fees                  1,110        1,029           7.8
  Other                                                          132           80          65.9
                                                              ------       ------
  TOTAL REVENUES                                               8,851        9,388          (5.7)

  Interest Expense                                             3,585        4,626         (22.5)
                                                              ------       ------

  NET REVENUES                                                 5,266        4,762          10.6
                                                              ------       ------

NON-INTEREST EXPENSES
  Compensation and benefits                                    2,762        2,499          10.5
  Communications and technology                                  480          392          22.5
  Occupancy and related depreciation                             227          201          12.5
  Advertising and market development                             152          177         (14.0)
  Brokerage, clearing, and exchange fees                         154          156          (1.2)
  Professional fees                                              117          152         (22.7)
  Goodwill amortization                                           57           55           2.9
  Other                                                          321          263          22.3
                                                              ------       ------

  Total Non-Interest Expenses                                  4,270        3,895           9.6
                                                              ------       ------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
 PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                     996          867          14.8

INCOME TAX EXPENSE                                               338          330           2.5

Dividends on Preferred Securities Issued by Subsidiaries          49           23         110.1
                                                              ------       ------

NET EARNINGS                                                  $  609       $  514          18.4%
                                                              ======       ======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                $  599       $  504          18.8%
                                                              ======       ======

EARNINGS PER COMMON SHARE
  Basic                                                       $ 1.65        $1.44
                                                              ======       ======

  Diluted                                                     $ 1.44        $1.26
                                                              ======       ======

DIVIDEND PAID PER COMMON SHARE                                $  .24       $  .20
                                                              ======       ======

AVERAGE SHARES USED IN COMPUTING
 EARNINGS PER COMMON SHARE
   Basic                                                       364.0        349.5
                                                              ======       ======

   Diluted                                                     415.7        400.2
                                                              ======       ======

---------------------------------------------------------------
(1) Amounts have been restated from that originally reported on Form 10-Q to reflect the 1998 merger with Midland Walwyn Inc., accounted for as a pooling-of-interests.

(2)  Percentages are based on actual numbers before rounding.


See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                   MARCH 26,  DECEMBER 25,
(dollars in millions)                                                                                  1999          1998
-----------------------------------------------------------------------------------               ----------  ------------
ASSETS

CASH AND CASH EQUIVALENTS                                                                          $ 10,761      $ 12,530
                                                                                                   --------      --------

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                            5,857         6,590
                                                                                                   --------      --------

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                            101,719        87,713
                                                                                                   --------      --------

MARKETABLE INVESTMENT SECURITIES                                                                      5,429         4,605
                                                                                                   --------      --------

TRADING ASSETS, AT FAIR VALUE
  Equities and convertible debentures                                                                25,901        25,318
  Contractual agreements                                                                             16,873        21,979
  Corporate debt and preferred stock                                                                 20,718        21,166
  U.S. Government and agencies                                                                       13,631        15,421
  Non-U.S. governments and agencies                                                                   6,715         7,474
  Mortgages, mortgage-backed, and asset-backed                                                        9,968         7,023
  Other                                                                                               3,416         3,358
                                                                                                   --------      --------
                                                                                                     97,222       101,739
  Securities received as collateral, net of securities pledged as collateral                          8,556         6,106
                                                                                                   --------      --------
  Total                                                                                             105,778       107,845
                                                                                                   --------      --------

SECURITIES PLEDGED AS COLLATERAL                                                                     13,750         8,184
                                                                                                   --------      --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $68 in 1999 and $48 in 1998)                  31,120        29,559
  Brokers and dealers                                                                                 5,054         8,872
  Interest and other                                                                                  9,594         9,278
                                                                                                   --------      --------
  Total                                                                                              45,768        47,709
                                                                                                   --------      --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                                 4,365         4,485

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $115 in 1999 and $124 in 1998)       8,463         7,687

OTHER INVESTMENTS                                                                                     2,934         2,590

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
 of $3,610 in 1999 and $3,482 in 1998)                                                                2,801         2,761

GOODWILL (net of accumulated amortization of $374 in 1999 and $338 in 1998)                           5,174         5,364

OTHER ASSETS                                                                                          1,821         1,741
                                                                                                   --------      --------

TOTAL ASSETS                                                                                       $314,620      $299,804
                                                                                                   ========      ========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                 MARCH 26,  DECEMBER 25,
(dollars in millions, except per share amount)                                                       1999          1998
--------------------------------------------------------------------                             --------   ------------
LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND SECURITIES LOANED TRANSACTIONS                          $ 70,012      $ 67,127
                                                                                                 --------      --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                   11,431        18,679
                                                                                                 --------      --------

DEMAND AND TIME DEPOSITS                                                                           13,553        13,744
                                                                                                 --------      --------

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                           21,063        23,840
  Equities and convertible debentures                                                              21,328        21,558
  U.S. Government and agencies                                                                     12,102         7,939
  Non-U.S. governments and agencies                                                                 8,760         7,245
  Corporate debt and preferred stock                                                                2,968         2,878
  Other                                                                                               289           254
                                                                                                 --------      --------
  Total                                                                                            66,510        63,714
                                                                                                 --------      --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                             22,306        14,290
                                                                                                 --------      --------

OTHER PAYABLES
  Customers                                                                                        18,103        20,972
  Brokers and dealers                                                                              17,217         7,899
  Interest and other                                                                               18,002        18,738
                                                                                                 --------      --------
  Total                                                                                            53,322        47,609
                                                                                                 --------      --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                               4,260         4,319

LONG-TERM BORROWINGS                                                                               59,907        57,563
                                                                                                 --------      --------

TOTAL LIABILITIES                                                                                 301,301       287,045
                                                                                                 --------      --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                         2,627         2,627
                                                                                                 --------      --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                        425           425
                                                                                                 --------      --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                65            66
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
    issued: 1999 - 472,661,774; 1998 - 472,660,324                                                    630           630
  Paid-in capital                                                                                   1,624         1,427
  Accumulated other comprehensive loss (net of tax)                                                  (272)         (122)
  Retained earnings                                                                                10,986        10,475
                                                                                                 --------      --------
                                                                                                   13,033        12,476
  Less:   Treasury stock, at cost: 1999 - 111,326,144 shares; 1998 - 116,376,259 shares             1,957         2,101
          Employee stock transactions                                                                 809           668
                                                                                                 --------      --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                  10,267         9,707
                                                                                                 --------      --------

TOTAL STOCKHOLDERS' EQUITY                                                                         10,692        10,132
                                                                                                 --------      --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
 AND STOCKHOLDERS' EQUITY                                                                        $314,620      $299,804
                                                                                                 ========      ========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                               FOR THE THREE MONTHS ENDED
                                                                               --------------------------
(dollars in millions)                                                            MARCH 26,      MARCH 27,
                                                                                     1999           1998
                                                                               -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                     $    609        $    514
Noncash items included in earnings:
  Depreciation and amortization                                                       162             133
  Policyholder reserves                                                                54              58
  Goodwill amortization                                                                57              55
  Other                                                                               133             281
(Increase) decrease in operating assets(a):
  Trading assets                                                                    3,772         (14,763)
  Cash and securities segregated for regulatory purposes
   or deposited with clearing organizations                                           733            (785)
  Receivables under resale agreements and securities borrowed transactions        (14,006)        (13,720)
  Customer receivables                                                             (1,566)         (2,826)
  Brokers and dealers receivables                                                   3,818            (957)
  Other                                                                              (861)           (676)
Increase (decrease) in operating liabilities(a):
  Trading liabilities                                                               2,796           1,965
  Payables under repurchase agreements and securities loaned transactions           2,885          17,955
  Customer payables                                                                (2,869)          1,128
  Brokers and dealers payables                                                      9,318           4,604
  Other                                                                              (700)          1,626
                                                                                 --------        --------
  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                  4,335          (5,408)
                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
  Maturities of available-for-sale securities                                       1,563           1,000
  Sales of available-for-sale securities                                              951             659
  Purchases of available-for-sale securities                                       (2,533)         (1,799)
  Maturities of held-to-maturity securities                                           205             237
  Purchases of held-to-maturity securities                                           (222)           (179)
  Loans, notes, and mortgages                                                        (782)         (1,331)
  Acquisitions, net of cash acquired                                                  (20)         (5,220)
  Other investments and other assets                                                 (424)           (435)
  Equipment and facilities                                                           (202)           (280)
                                                                                 --------        --------
  CASH USED FOR INVESTING ACTIVITIES                                               (1,464)         (7,348)
                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Commercial paper and other short-term borrowings                                 (7,248)          4,494
  Demand and time deposits                                                           (191)            748
  Issuance and resale of long-term borrowings                                       8,914           7,763
  Settlement and repurchase of long-term borrowings                                (5,921)         (3,144)
  Issuance of subsidiaries' preferred securities                                        -             750
  Issuance of treasury stock                                                           75              56
  Other common stock transactions                                                    (171)           (129)
  Dividends                                                                           (98)            (79)
                                                                                 --------        --------
  CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                 (4,640)         10,459
                                                                                 --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,769)         (2,297)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       12,530          12,072
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 10,761        $  9,775
                                                                                 ========        ========

(a) Net of effects of acquisitions.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                                                   $    111         $     95
  Interest                                                                          3,537            4,333

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 26, 1999
                (dollars in millions, except per share amounts)

================================================================================
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 25, 1998 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report included as an exhibit to the Form 10-K for the year ended December 25, 1998. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period amounts have been restated to reflect the 1998 merger of Midland Walwyn Inc. with Merrill Lynch, which has been accounted for as a pooling-of-interests. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.


================================================================================
NOTE 2.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at March 26, 1999 and December 25, 1998 are presented below:

--------------------------------------------------------------------------------
                                            MARCH 26,  DECEMBER 25,
                                                1999          1998
                                            ---------  ------------
PAYABLES UNDER REPURCHASE AGREEMENTS
 AND SECURITIES LOANED TRANSACTIONS
  Repurchase agreements                      $62,275       $59,501
  Securities loaned transactions               7,737         7,626
                                             -------       -------
  Total                                      $70,012       $67,127
                                             =======       =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
 BORROWINGS
  Commercial paper                           $ 9,436       $16,758
  Bank loans and other                         1,995         1,921
                                             -------       -------
  Total                                      $11,431       $18,679
                                             =======       =======

DEMAND AND TIME DEPOSITS
  Demand                                     $ 3,964       $ 4,454
  Time                                         9,589         9,290
                                             -------       -------
  Total                                      $13,553       $13,744
                                             =======       =======
--------------------------------------------------------------------------------


================================================================================
NOTE 3.  COMMON STOCK
--------------------------------------------------------------------------------

In February 1999, ML & Co. issued 1,450 shares of Common Stock to certain non-U.S. employees in connection with an employee incentive plan grant, thereby increasing issued shares to 472,661,774.

================================================================================
NOTE 4.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into two business segments: Wealth Management and Corporate and Institutional Client Group ("CICG"). For more information on these segments, see the 1998 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:



--------------------------------------------------------------------------------------------------------
                                                 WEALTH                      CORPORATE
                                               MANAGEMENT          CICG          ITEMS          TOTAL
                                               ----------          ----      ---------          -----
--------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 26, 1999
 Net interest revenue (a)                        $   280        $    166        $  (66)(b)   $    380
 All other revenues                                2,774           2,112             -          4,886
                                                 -------        --------        ------       --------

 Net revenues                                      3,054           2,278           (66)         5,266
 Non-interest expenses                             2,551           1,662            57 (c)      4,270
                                                 -------        --------        ------       --------

 Earnings before income taxes                        503             616          (123)           996
 Income tax expense (benefit)                        187             179           (28)           338
 Dividends on preferred securities
    issued by subsidiaries                             -               -            49             49
                                                 -------        --------        ------       --------

   Net earnings                                  $   316        $    437        $ (144)      $    609
                                                 =======        ========        ======       ========

   Total assets                                  $48,596        $260,736        $5,288       $314,620
                                                 =======        ========        ======       ========

--------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 27, 1998
 Net interest revenue (a)                        $   253        $      3        $  (68)(b)   $    188
 All other revenues                                2,552           2,022             -          4,574
                                                 -------        --------        -------       -------

 Net revenues                                      2,805           2,025           (68)         4,762
 Non-interest expenses                             2,302           1,538            55 (c)      3,895
                                                 -------        --------        -------       -------

 Earnings before income taxes                        503             487          (123)           867
 Income tax expense (benefit)                        197             152           (19)           330
 Dividends on preferred securities
   issued by subsidiaries                              -               -            23             23
                                                 -------        --------        ------       --------

 Net earnings                                    $   306        $    335        $ (127)      $    514
                                                 =======        ========        ======       ========

 Total assets                                    $40,084        $313,377        $5,435       $358,896
                                                 =======        ========        ======       ========
--------------------------------------------------------------------------------------------------------

(a) Management views interest income net of interest expense in evaluating results.
(b) Represents Mercury financing costs.
(c) Represents goodwill amortization from acquisitions.

===========================================================================
NOTE 5.  COMPREHENSIVE INCOME
---------------------------------------------------------------------------

The components of comprehensive income are as follows:

----------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                       MARCH 26,   MARCH 27,
                                                           1999        1998
                                                       ---------   ---------
Net earnings                                           $    609    $    514
                                                       --------    --------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                          (117)         18
  Net unrealized (losses) on investment
   securities available-for-sale                            (33)         (6)
                                                       --------    ---------
  Total other comprehensive income (loss), net             (150)         12
                                                       --------    ---------
Comprehensive income                                   $    459    $    526
                                                       ========    =========
----------------------------------------------------------------------------

============================================================================
NOTE 6.  EARNINGS PER COMMON SHARE
----------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

----------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                                     -----------------------
                                                     MARCH 26,     MARCH 27,
                                                         1999          1998
                                                     ---------     ---------
Net earnings                                         $    609      $    514
Preferred stock dividends                                  10            10
                                                     --------      --------
Net earnings applicable to
 common stockholders                                 $    599      $    504
                                                     ========      ========
---------------------------------------------------------------------------

(shares in thousands)
Weighted-average shares outstanding                   364,039       349,495
                                                     --------      --------
Effect of dilutive instruments(1) (2):
  Employee stock options                               29,833        29,338
  FCCAAP shares                                        16,548        16,831
  Restricted units                                      5,161         4,496
  ESPP shares                                              81            89
                                                     --------      --------
  Dilutive potential common shares                     51,623        50,754
                                                     --------      --------

Total weighted-average diluted shares                 415,662       400,249
                                                     ========      ========
---------------------------------------------------------------------------

Basic earnings per common share                      $   1.65      $   1.44
Diluted earnings per common share                        1.44          1.26
---------------------------------------------------------------------------

(1) At March 26, 1999, there were 469 instruments that were considered antidilutive and were not included in the above computations.
(2) See Note 10 to Consolidated Financial Statements in the 1998 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

================================================================================
NOTE 7.  DERIVATIVES AND OTHER COMMITMENTS
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:

--------------------------------------------------------------------------------
                      INTEREST                       EQUITY     COMMODITY
                          RATE         CURRENCY       PRICE         PRICE
(in billions)             RISK (1)(2)      RISK (3)    RISK          RISK
--------------------------------------------------------------------------------
MARCH 26, 1999
--------------
Swap agreements         $1,956             $174         $25            $8
Forward contracts           77              232           1             3
Futures contracts          158                1          12             2
Options purchased          329              100          69             5
Options written            186              105          62             6

DECEMBER 25, 1998
-----------------
Swap agreements         $2,006             $170         $19            $5
Forward contracts           62              229           -             6
Futures contracts          184                2          10             3
Options purchased          254               93          71             4
Options written            192               96          58             6
--------------------------------------------------------------------------------

(1) Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument.
(2) Forward contracts subject to interest rate risk principally represent "To Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
(3) Included in the currency risk category are certain contracts that are also subject to interest rate risk.
--------------------------------------------------------------------------------

The notional or contractual amounts of derivatives at March 26, 1999 and December 25, 1998 used to hedge all other exposures, primarily borrowings, follow:

--------------------------------------------------------------------------------
                                  MARCH 26,  DECEMBER 25,
(in billions)                         1999          1998
                                  ---------  ------------

Interest rate derivatives (1)        $  69         $  71
Currency derivatives (1)                22            19
Equity derivatives                       5             5
--------------------------------------------------------------------------------

(1) Includes swap contracts totaling $2 billion in notional amounts that contain embedded options hedging callable debt at March 26, 1999 and December 25, 1998.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of March 26, 1999 would not have a material effect on the consolidated financial condition of Merrill Lynch.

Subsequent to quarter-end, Merrill Lynch extended a $3,675 loan commitment to an investment grade company in connection with a proposed acquisition transaction. Merrill Lynch intends to syndicate a significant portion of this loan commitment.

As disclosed in the 1998 Annual Report included as an exhibit to Form 10-K, Merrill Lynch has agreed to pay $400 and $17 in settlement of the Orange County action and the related Irvine Ranch Water District action, respectively. At March 26, 1999, Merrill Lynch has remaining liabilities of these amounts plus interest.

================================================================================
NOTE 8.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 26, 1999, MLPF&S's regulatory net capital of $3,887 was 17% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $3,438.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 26, 1999, MLI's financial resources were $3,555 and exceeded the minimum requirement by $1,125.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 26, 1999, MLGSI's liquid capital of $1,488 was 282% of its total market and credit risk, and liquid capital in excess of the minimum required was $855.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 26, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 26, 1999 and March 27, 1998. These financial statements are the responsibility of Merrill Lynch's management. The unaudited interim condensed consolidated financial information for the three-month period ended March 27, 1998 gives retroactive effect to the 1998 merger of Merrill Lynch and Midland Walwyn Inc., which has been accounted for as a pooling-of-interests, as disclosed in Note 1 to the condensed consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 25, 1998, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion and included an explanatory paragraph for the change in accounting method for certain internal-use software development costs to conform with Statement of Position 98-1. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 25, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 7, 1999

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. Merrill Lynch conducts its businesses in global financial markets that are influenced by numerous unpredictable factors including economic conditions, monetary policies, liquidity, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility increases risk, it may also increase order flow in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility.

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services. In addition, the relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the potential repeal of the laws separating commercial and investment banking activities in the future, have increased the number of companies competing for a similar customer base.

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as:
 . actions and initiatives taken by both current and potential competitors, . the impact of current and future legislation and regulation throughout the world, and
 .  the other risks and uncertainties detailed in the following sections.

MERRILL LYNCH UNDERTAKES NO RESPONSIBILITY TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS.

================================================================================
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial markets, which experienced significant volatility during the latter half of 1998, stabilized during the 1999 first quarter as market conditions generally improved. Markets continued to benefit from credit spread tightening, increased investor demand, liquidity in debt markets, and record highs on many equity indices. These conditions contributed to strong trading, commissions, and asset management revenues industrywide during the 1999 first quarter. Several emerging markets, including Japan and Korea, showed signs of improvement during the 1999 first quarter, while European markets generally continued their strong performance.

Long-term U.S. interest rates, as measured by the yield on 30-year U.S. Treasury bonds, rose during the 1999 first quarter, as favorable market conditions increased investor demand for higher-yielding securities and equities. Long-term U.S. rates, however, were lower compared to the year-ago period. European rates, following the U.S. trend, generally increased during the 1999 first quarter and were lower compared to the 1998 first quarter. In Japan, rates increased substantially in January, but gradually fell in February and March, ending the quarter down from year-end 1998 and up slightly from a year ago. International Monetary Fund support, as well as a reduction in interest rates, helped Brazilian markets recover from the devaluation of its currency in January.

Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer based on the issuer's credit rating or perceived creditworthiness, tightened significantly during the 1999 first quarter relative to the 1998 fourth quarter, indicative of restored liquidity in credit markets. Credit spreads also tightened more in the 1999 first quarter compared with the year-ago period, driving trading revenues to record levels.

U.S. equity indices, which posted significant gains during 1998, continued to advance during the 1999 first quarter, due to low interest rates and renewed investor confidence. Although the Dow Jones Industrial Average rose 6.6% from year-end 1998 and 11.2% from a year ago, the majority of the advance during the 1999 first quarter resulted from increases in a small number of large capitalization stocks, as well as those in the Internet, technology, and financial services sector. In addition, both the Nasdaq and S&P 500 reached record highs during the 1999 first quarter, and were up 12.3% and 4.6% from year-end 1998 and 34.1% and 16.8% from the end of the 1998 first quarter.

Global equity markets rose 2.8% during the 1999 first quarter and 9.0% from the end of the 1998 first quarter, as measured by the Dow Jones World Index. Prospects of corporate restructuring and increased consumer spending led many Asian equity markets, including Japan, South Korea, and Hong Kong, to rebound during the 1999 first quarter. Many other emerging market indices, particularly in Brazil, produced favorable gains during the 1999 first quarter aided by a reduction in interest rates. European market indices were generally up during the 1999 first quarter, despite the euro's 8% year-to-date drop against the U.S. dollar. For the 1999 first quarter, equity prices in certain countries, when measured in local currency terms, were up more than U.S. equity prices; however, in U.S. dollar terms, only a few of these increases exceeded the U.S. advance due to the overall strengthening of the U.S. dollar versus many local currencies.

Global underwriting volume reached near-record levels during the 1999 first quarter, driven by a strong economy and renewed stability in the bond market. Total underwriting revenues were down 23%, however, from the 1998 first quarter, as equity offerings, which typically yield higher fees than debt issuances, declined industrywide.

Strategic services activities remained strong during the 1999 first quarter, reflecting a continuation of the high level of merger and acquisition activity experienced in 1998. U.S. and global announced mergers and acquisitions reached new highs during the 1999 first quarter, up 58% and 75%, respectively, from 1998 first quarter volume. For the first time since the 1996 first quarter, non-U.S. strategic services activity dominated the quarter, with Europe representing 40% of total announced merger and acquisition activity.

Due to the volatility of the financial services industry, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effects of market downturns by selectively expanding its global presence in non-U.S. markets, developing and maintaining long-term client relationships, monitoring costs and risks, and continuing to diversify revenue sources.

===============================================================================
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED
                                                        ----------------------------------       INCREASE (DECREASE)
                                                                                                     1Q99 VERSUS
                                                        MARCH 26,   DECEMBER 25,  MARCH 27,      ------------------
(dollars in millions, except per share amounts)             1999           1998       1998       4Q98         1Q98
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                            $8,851         $8,172     $9,388        8.3%        (5.7)%
Net revenues                                               5,266          4,081      4,762       29.0          10.6
Pre-tax earnings                                             996            519        867       91.9          14.8
Net earnings                                                 609            359        514       69.7          18.4
Net earnings applicable
 to common stockholders                                      599            349        504       71.6          18.8
Earnings per common share
  Basic                                                     1.65            .97       1.44       70.1          14.6
  Diluted                                                   1.44            .86       1.26       67.4          14.3

Annualized return on average common
 stockholders' equity                                       24.6%          14.8%      24.0%
Effective tax rate                                          34.0           22.8       38.1
-------------------------------------------------------------------------------------------------------------------------

The following discussion compares the first quarters of 1999 and 1998 and, where appropriate, contrasts the 1999 first quarter and 1998 fourth quarter.

Merrill Lynch's net earnings were a record $609 million, up 18% and 70% from the $514 million and $359 million reported in the 1998 first and fourth quarters, respectively. These results also surpassed the previous quarterly record of $549 million set in the 1998 second quarter. Record revenues were achieved in commissions, principal transactions, asset management and portfolio service fees, and net interest. Overall results also benefited from continued cost management, including lower advertising and market development expense and professional fees, partially offset by higher costs primarily related to compensation and benefits and communications and technology.

Net revenues were a record, up 11% and 29% from the 1998 first and fourth quarters, respectively, to $5.3 billion in the 1999 first quarter. Non-U.S. net revenues also grew, representing 36% of total net revenues in the 1999 first quarter, up from 30% in the 1998 first quarter.

Commissions revenues are summarized as follows:
--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                               --------------------
                               MARCH 26,  MARCH 27,   %
(in millions)                      1999       1998   INC.
--------------------------------------------------------------------------------
Listed and over-the-counter      $  882     $  805   10%
Mutual funds                        483        479    1
Other                               202        179   13
                                 ------     ------
Total                            $1,567     $1,463    7
                                 ======     ======
--------------------------------------------------------------------------------

Commissions revenues reached record levels primarily due to higher fees from global listed and over-the-counter securities transactions. Listed securities revenues benefited from increased trading volumes on most European and U.S. stock exchanges. Higher fees from Nasdaq retail equities led to an increase in over-the-counter securities transactions.

Significant components of interest and dividend revenues and interest expense follow:

--------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                            -------------------
                                                            MARCH 26, MARCH 27,
(in millions)                                                   1999      1998
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
  Resale agreements and securities borrowed transactions      $1,651    $2,300
  Trading assets                                               1,030     1,322
  Margin lending                                                 683       667
  Other                                                          601       525
                                                              ------    ------
  Total                                                        3,965     4,814
                                                              ------    ------

INTEREST EXPENSE
  Repurchase agreements and securities loaned transactions     1,521     2,071
  Borrowings                                                   1,111     1,361
  Trading liabilities                                            526       769
  Other                                                          427       425
                                                              ------    ------
  Total                                                        3,585     4,626
                                                              ------    ------

NET INTEREST AND DIVIDEND PROFIT                              $  380    $  188
                                                              ======    ======
-------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit more than doubled from the 1998 first quarter, primarily due to changes in asset composition and lower funding costs triggered by a decline in interest rates.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" above, decreased interest expense by $62 million and $14 million for the 1999 and 1998 first quarters, respectively.

The following table provides information on aggregate trading revenues, including related net interest. Interest revenue and expense amounts are based on management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

Trading and related hedging and financing activities affect the recognition of both principal transactions revenues and net interest and dividend revenues. In assessing the profitability of its trading activities, Merrill Lynch aggregates net interest and principal transactions revenues. For financial reporting purposes, however, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues. The net interest carry (i.e., the spread representing interest earned less financing costs) for trading positions, including hedges, is recorded either as principal transactions revenues or net interest revenues, depending on the nature of the specific instruments. Changes in the composition of trading inventories and hedge positions can cause the recognition of revenues within these categories to fluctuate.

-------------------------------------------------------------------------------
                                               PRINCIPAL         NET        NET
                                            TRANSACTIONS    INTEREST    TRADING
(in millions)                                   REVENUES    REVENUES   REVENUES
-------------------------------------------------------------------------------
1999 FIRST QUARTER
------------------
Equities and equity derivatives                   $  671        $ 33     $  704
Debt derivatives                                     223          22        245
Government and agency obligations                    200          18        218
Corporate debt and preferred stock                   168          (3)       165
Mortgages and municipals                             124          75        199
Foreign exchange                                      58          (1)        57
                                                  ------        ----     ------
Total                                             $1,444        $144     $1,588
                                                  ======        ====     ======

1998 FIRST QUARTER
------------------
Equities and equity derivatives                   $  474        $  1     $  475
Debt derivatives                                     320         (53)       267
Government and agency obligations                     82          23        105
Corporate debt and preferred stock                   172         (39)       133
Mortgages and municipals                              77          58        135
Foreign exchange                                      46          (1)        45
                                                  ------        ----     ------
Total                                             $1,171        $(11)    $1,160
                                                  ======        ====     ======
-------------------------------------------------------------------------------

Net trading revenues were a record $1.6 billion in the 1999 first quarter, up 37% from the 1998 first quarter and up over $1 billion from the weak 1998 fourth quarter. Increases in equities and equity derivatives, government and agency obligations, corporate debt and preferred stock, mortgages and municipals, and foreign exchange revenues were partially offset by a modest decrease in debt derivatives compared with the 1998 first quarter.

Equities and equity derivatives trading revenues were $704 million, up 48% from the 1998 first quarter as a result of sharply higher revenues from global equity derivatives and consistent strength in U.S. and European equities. Global equity derivatives benefited in part from higher revenues from certain emerging market positions. U.S. equities increased primarily due to higher demand for technology securities.

Debt derivatives revenues decreased 8% to $245 million in the 1999 first quarter, resulting from declines in currency trading in Latin American and Asian debt, compared with the corresponding 1998 period. A favorable U.S. interest rate environment and increased volume in Japanese markets led to a 108% gain in government and agency obligations revenues, which were $218 million in the 1999 first quarter. Corporate debt and preferred stock revenues were up 24% to $165 million, primarily due to the tightening of credit spreads and the general strengthening in investment grade markets.

Mortgages and municipals revenues were up 47% from last year's first quarter to $199 million in the 1999 first quarter attributable to increased customer demand driven by a low interest rate environment and realized losses in the 1998 first quarter. Foreign exchange revenues increased 27% to $57 million in the 1999 first quarter due to fluctuations in the U.S. dollar versus various currencies, including the Japanese yen.

Investment banking revenues declined 24% from the 1998 first quarter to $633 million in the 1999 first quarter, primarily due to a decrease in equity underwriting revenues and slightly lower fees from strategic services activities. A summary of Merrill Lynch's investment banking revenues follows:

-----------------------------------------------------------------
                                THREE MONTHS ENDED
                             ------------------------
                             MARCH 26,      MARCH 27,      %
(in millions)                    1999           1998     (Dec.)
-----------------------------------------------------------------
Underwriting                     $427           $616     (31)%
Strategic services                206            215      (4)
                                 ----           ----
Total                            $633           $831     (24)
                                 ====           ====
-----------------------------------------------------------------

Merrill Lynch remained the leading underwriter of total debt issuances and total debt and equity offerings during the 1999 first quarter. An industrywide decline in equity issuances, in addition to lower convertible and high-yield revenues, however, led to a 31% reduction in underwriting revenues compared with the 1998 first quarter. Merrill Lynch's underwriting market share information based on transaction value follows:

---------------------------------------------------------------

                                    THREE MONTHS ENDED
                             --------------------------------
                             MARCH 26, 1999    MARCH 27, 1998
                             --------------    --------------
                             MARKET            MARKET
                              SHARE    RANK     SHARE   RANK
---------------------------------------------------------------
U.S. PROCEEDS
   Debt                        15.5%      1      14.2%    1
   Equity                      16.8       2      13.7     2
   Debt and Equity             16.0       1      14.7     1
GLOBAL PROCEEDS
   Debt                        11.4       1      11.9     1
   Equity                      10.6       3      12.2     2
   Debt and Equity             11.7       1      12.4     1
---------------------------------------------------------------

Source: Securities Data Co. ("SDC") statistics based on full credit to book manager.

Strategic services fees fell 4% to $206 million in the 1999 first quarter due to a slight decline industrywide in the number of completed merger and acquisition transactions compared with the 1998 first quarter. Deal flow remains strong, however, as evidenced by Merrill Lynch's 22.5% first quarter market share in U.S. announced transactions. Merrill Lynch's merger and acquisition market share information for the 1999 and 1998 first quarter based on transaction value follows:

------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                       ---------------------------------------------
                                         MARCH 26, 1999              MARCH 27, 1998
                                       -------------------           ---------------
                                       MARKET                         MARKET
                                        SHARE         RANK             SHARE    RANK
------------------------------------------------------------------------------------
COMPLETED TRANSACTIONS
   U.S.                                37.1%           3               36.5%     1
   Global                              28.0            3               23.8      2
ANNOUNCED TRANSACTIONS
   U.S.                                22.5            4               22.3      3
   Global                              21.7            4               23.5      1
------------------------------------------------------------------------------------
Source:  SDC statistics based on full credit to both target and acquiring companies' advisors.

Merrill Lynch's asset management and portfolio service fees are summarized below:

--------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED
                                        -------------------------
                                        MARCH 26,       MARCH 27,      %
(in millions)                               1999            1998     INC. (DEC.)
--------------------------------------------------------------------------------------------
Asset management fees                     $  526           $ 521         1%
Portfolio service fees                       333             252        32
Account fees                                 127             116         9
Other fees                                   124             140       (12)
                                          ------          ------
Total                                     $1,110          $1,029         8
                                          ======          ======
--------------------------------------------------------------------------------------------

Total assets in client accounts or under management and assets under management increased $122 billion and $25 billion, respectively, from the end of the 1998 first quarter to $1.5 trillion and $515 billion at the end of the 1999 first quarter. The changes in these balances are noted as follows:

----------------------------------------------------------------------------------------------------------------------
                                                         NET CHANGES DUE TO
                                                     -------------------------
                                      MARCH 27,        NEW               ASSET          MARCH 26,
(in billions)                             1998       MONEY(1)     APPRECIATION              1999
----------------------------------------------------------------------------------------------------------------------
Total assets in client accounts or
  under management                      $1,356         $68                 $54            $1,478
Total assets under management              490          21                   4               515
----------------------------------------------------------------------------------------------------------------------

(1) Includes reinvested dividends of $11 billion.

Asset management fees increased slightly from the 1998 first quarter due to growth in assets under management attributable to a net inflow of customer assets and asset appreciation. Portfolio service fees were up 32% from the corresponding 1998 period due to increased revenues from various fee-based products, including Merrill Lynch Consults (Registered Trademark), Financial Advantage (Service Mark), Asset Power (Service Mark), and Mutual Fund Advisor (Service Mark). Account fees rose due in part to record Cash Management Account fees resulting from an increase in the number of customer accounts. Other fee-based revenues were down primarily due to lower revenues from mortgage-related activities, attributable in part to the 1998 third quarter sale of a majority interest in Lender's Service, Inc., a residential real estate services provider. This decrease was partially offset by higher transfer agency fees.

Other revenues were up 66% from the 1998 first quarter to $132 million in the 1999 first quarter attributable in part to higher net realized investment gains, income from partnership investments, and consulting revenues from Howard
Johnson & Co., a 1998 fourth quarter acquisition.

Merrill Lynch's non-interest expenses are summarized below.

------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                          --------------------
                                                           MARCH 26, MARCH 27,
(in millions)                                                  1999      1998
------------------------------------------------------------------------------
Compensation and benefits                                    $2,762    $2,499
                                                             ------    ------
Non-interest expenses,
 excluding compensation and benefits:
   Communications and technology                                480       392
   Occupancy and related depreciation                           227       201
   Advertising and market development                           152       177
   Brokerage, clearing, and exchange fees                       154       156
   Professional fees                                            117       152
   Goodwill amortization                                         57        55
   Other                                                        321       263
                                                             ------    ------
Total non-interest expenses,
   excluding compensation and benefits                        1,508     1,396
                                                             ------    ------
Total non-interest expenses                                  $4,270    $3,895
                                                             ======    ======

Compensation and benefits
   as a percentage of net revenues                             52.4%     52.5%
Compensation and benefits as a percentage of
   pre-tax earnings before compensation and benefits           73.5%     74.2%

------------------------------------------------------------------------------

In terms of its cost base, Merrill Lynch has achieved its objectives in repositioning resources consistent with market opportunities and strategic investment for future growth. Non-interest expenses were up 10% from the 1998 first quarter to $4.3 billion, as higher compensation and benefits expense and increases in technology costs more than offset cost savings in professional fees and advertising and market development. Non-interest expenses were up only 7% excluding the impact of Merrill Lynch Japan Securities ("MLJS"). Fixed and semi-fixed costs, however, were down 8%, or $186 million, from peak levels of the 1998 third quarter.

Compensation and benefits, the largest expense category, was up 11% from the 1998 first quarter to $2.8 billion, due to higher incentive and production-related compensation and increased headcount versus the year-ago period. However, non-producer salary expense and total headcount were both down slightly from the 1998 fourth quarter. The percentage of non-interest expenses, excluding compensation and benefits costs and goodwill amortization, to net revenues was 27.6% in the 1999 first quarter, the lowest in ten quarters.

Communications and technology expense was $480 million, up 22% from the 1998 first quarter because of increased systems consulting costs related in part to the Year 2000 initiative and higher technology-related depreciation. Occupancy and related depreciation advanced 13% to $227 million due to continued global expansion. MLJS accounted for nearly two-thirds of the increase.

Advertising and market development expense was down 14% to $152 million as a result of reductions in travel and entertainment and sales promotion costs. Brokerage, clearing, and exchange fees were $154 million, relatively unchanged from a year ago. Professional fees decreased 23% to $117 million, primarily due to lower legal and consulting costs. Goodwill amortization was $57 million, in line with the 1998 first quarter expense. Other expenses increased 22% to $321 million due in part to higher loss provisions related to various business and legal matters.

The effective tax rate was 34.0% in the 1999 first quarter, down from 38.1% in the 1998 first quarter, due to additional tax-advantaged financing and higher tax-exempt and non-U.S. income. The 1999 first quarter effective tax rate was virtually unchanged from the full-year 1998 rate.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports the results of its four strategic business priorities within two business segments: Wealth Management and Corporate and Institutional Client. Wealth Management is comprised of Merrill Lynch's U.S. Private Client, International Private Client, and Asset Management strategic priorities, all of which provide services related to the accumulation and management of wealth. Although managed by separate individuals, these strategic priorities serve largely the same customer base, provide similar products and services, utilize comparable distribution channels to deliver those products and services, operate in a highly regulated environment, and accordingly, are managed and evaluated on an aggregate basis. The Corporate and Institutional Client Group ("CICG"), Merrill Lynch's other strategic priority, is reported as a separate business segment due to the distinct nature of the products it provides and the clients it serves. CICG's activities predominantly involve providing equity and debt trading, origination and strategic advisory services, and other capital markets services to corporate, institutional, and governmental clients throughout the world. For further information on services provided to clients within these segments, see the 1998 Annual Report included as an exhibit to Form 10-K.

The segment operating results exclude certain corporate items, which reduced net earnings for the 1999 and 1998 first quarters by $144 million and $127 million, respectively (see Note 4 to Consolidated Financial Statements - Unaudited).

--------------------------------------------------------------------------------
WEALTH MANAGEMENT
------------------------------------------------
                          THREE MONTHS ENDED
                       -------------------------
                       MARCH 26,       MARCH 27,
(in millions)              1999            1998
------------------------------------------------
Net revenues             $3,054          $2,805
Net earnings                316             306
------------------------------------------------

Net revenues and net earnings for Wealth Management were $3.1 billion and $316 million, respectively, in the 1999 first quarter, up 9% and 3% from $2.8 billion and $306 million in the 1998 first quarter. Increased trading volumes on global exchanges and the continued growth in fee-based revenues, resulting from market appreciation and net inflows of assets, led to record revenues in brokerage, which includes commissions, and asset management and portfolio service fees.

In the U.S., total assets in client accounts or under management were $1.2 trillion at March 26, 1999, which included $309 billion in assets under management. Outside the U.S., total assets in client accounts or under management were approximately $300 billion. Non-U.S. assets under management were $206 billion at quarter end. Total assets in client accounts or under management have benefited from the successful integration of Mercury Asset Management, which introduced two new mutual funds to U.S. investors during the quarter, resulting in $810 million of new money. Merrill Lynch Canada and MLJS client assets have also steadily increased, with $34 billion in total assets at quarter end. In addition, during the quarter, Merrill Lynch advanced its on-line trading efforts by purchasing the financial technology assets of D.E. Shaw Financial Technology, a developer of Internet technology for financial institutions, which is expected to benefit the Wealth Management segment.

--------------------------------------------------------------------------------
CICG
                          THREE MONTHS ENDED
                        ------------------------
                        MARCH 26,      MARCH 27,
(in millions)               1999           1998
------------------------------------------------
Net revenues              $2,278         $2,025
Net earnings                 437            335
------------------------------------------------

CICG net revenues were $2.3 billion in the 1999 first quarter, up 12% from the 1998 first quarter. CICG net earnings also increased, up 30% from the 1998 first quarter to $437 million due to record revenues in both debt and equity businesses. Debt trading revenues benefited from improved results in both liquidity and credit products and were up across the board from the 1998 fourth quarter as credit spreads tightened, emerging markets stabilized, and general market conditions improved. Equities and equity derivatives trading revenues also rose sharply from both the 1998 first and fourth quarters, primarily due to growth from equity derivatives and continued strength in secondary trading, particularly in the U.S. and Europe.

Merrill Lynch remained the leading underwriter of total debt and equity securities in the 1999 first quarter, with U.S. and global market shares of 16.0% and 11.7%, respectively, according to SDC. Equity issuance volume was down from the 1998 first quarter, which contributed to a decline in origination revenues. Revenues from strategic service fees were down slightly from last year's first quarter.

--------------------------------------------------------------------------------
CAPITAL ADEQUACY AND LIQUIDITY
--------------------------------------------------------------------------------

The primary objectives of Merrill Lynch's capital structure and funding policies are to:
1. Ensure sufficient equity capital to absorb losses,
2. Support the business strategies, and
3. Assure liquidity at all times, across market cycles, and through periods of financial stress.
These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the 1998 Annual Report included as an exhibit to Form 10-K.

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $10.3 billion in common equity, $425 million in preferred stock, and $2.6 billion of preferred securities issued by subsidiaries at March 26, 1999. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark) ("TOPrS" (Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $13.3 billion is adequate.

Merrill Lynch's leverage ratios were as follows:
--------------------------------------------------------------
                                                  Adjusted
                                    Leverage      Leverage
                                       Ratio (1)     Ratio (2)
--------------------------------------------------------------
PERIOD-END
  March 26, 1999                        23.6x         14.3x
  December 25, 1998                     23.5x         15.5x

AVERAGE (3)
  Quarter ended March 26, 1999          24.4x         15.4x
  Year ended December 25, 1998          32.9x         19.2x
--------------------------------------------------------------

(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less (a) securities received as collateral, net of securities pledged as collateral, (b) securities pledged as collateral, and (c) receivables under resale agreements and securities borrowed transactions, to total stockholders' equity and preferred securities issued by subsidiaries.
(3) Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Commercial paper decreased from $16.8 billion at year-end 1998 to $9.4 billion at March 26, 1999 in order to reduce Merrill Lynch's use of short-term unsecured funding. Commercial paper represented 3% and 6% of total assets at March 26, 1999 and year-end 1998, respectively. Outstanding long-term borrowings increased to $59.9 billion at March 26, 1999 from $57.6 billion at December 25, 1998. Major components of the change in long-term borrowings during the 1999 first quarter follow:

------------------------------------------------
(in billions)
------------------------------------------------
Balance at December 25, 1998          $57.6
Issuances                               8.9
Maturities                             (5.9)
Other, net                              (.7)
                                      -----
Balance at March 26, 1999 (1)         $59.9
                                      =====
------------------------------------------------

(1) At the end of the 1999 first quarter, $47.1 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Other sources of liquidity are unsecured bank credit facilities that, at March 26, 1999, totaled $7.2 billion and were not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at March 26, 1999 as follows:

----------------------------------------------------------------------------------------------------------
                                                       SENIOR             PREFERRED STOCK
                                                        DEBT                 AND TOPRS
RATING AGENCY                                         RATINGS                 RATINGS
----------------------------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                         AA                      AA-
Fitch IBCA, Inc.                                        AA                      AA-
Japan Rating & Investment Information, Inc.             AA                      Not Rated
Moody's Investors Service, Inc.                         Aa3                     aa3
Standard & Poor's                                       AA-                     A
Thomson BankWatch, Inc.                                 AA+                     Not Rated
----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CAPITAL PROJECTS AND EXPENDITURES
--------------------------------------------------------------------------------

Merrill Lynch continually prepares for the future by expanding its operations and investing in new technology to improve service to clients. For more information, see the 1998 Annual Report included as an exhibit to Form 10-K.

--------------------------------------------------------------------------------
YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the 1998 Annual Report, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

For the first three months of 1999, average total assets were $322 billion, down 6% from $342 billion for the 1998 fourth quarter. Average total liabilities decreased 6% to $309 billion from $329 billion for the 1998 fourth quarter. The major components in the decline in average total assets and liabilities for the first three months of 1999 are summarized as follows:

-------------------------------------------------------------------------------------------
(in millions)                                             INCREASE (DECREASE)  CHANGE
-------------------------------------------------------------------------------------------
AVERAGE ASSETS
  Trading assets                                                $(12,140)         (10)%
  Securities pledged as collateral                                (3,648)         (27)
  Receivables under resale agreements
    and securities borrowed transactions                          (2,010)          (2)
-------------------------------------------------------------------------------------------

AVERAGE LIABILITIES
  Payables under repurchase agreements
    and securities loaned transactions                          $(14,755)         (14)%
  Commercial paper and other short-term borrowings                (9,183)         (27)
  Obligation to return securities received as collateral          (2,708)         (13)
  Trading liabilities                                              4,360            7
  Long-term borrowings                                             3,175            6
-------------------------------------------------------------------------------------------

Merrill Lynch strategically reduced its balance sheet levels during the 1998 fourth quarter. Average balances in the 1999 first quarter were lower in comparison due to continued strategic reductions in debt trading assets and related funding, primarily repurchase agreements. Lower matched-book activity also contributed to the decrease in payables under repurchase agreements and securities loaned transactions, and resulted in a decline in securities pledged as collateral, receivables under resale agreements and securities borrowed transactions, and obligation to return securities received as collateral. The decrease in commercial paper and other short-term borrowings resulted from a shift towards longer-term borrowings and reductions in non-trading assets. Trading liabilities rose in connection with an increase in equity trading activities.

--------------------------------------------------------------------------------
NON-INVESTMENT GRADE HOLDINGS
--------------------------------------------------------------------------------

Non-investment grade holdings, which include transactions with highly leveraged counterparties involve risks related to the creditworthiness of the issuers or counterparties, and the liquidity of the market for such investments. Merrill Lynch recognizes these risks and, whenever possible, employs strategies to mitigate exposures. The specific components and overall level of non-investment grade positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have increased in recent years to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. During the second half of 1998 and the first quarter of 1999, however, these exposures were strategically reduced as a result of market volatility. Non-investment grade holdings have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

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

In addition to engaging in business involving non-investment grade positions, Merrill Lynch provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. Merrill Lynch provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select basis. In addition, Merrill Lynch syndicates loans for non-investment grade companies or in connection with highly leveraged transactions and may retain a residual portion of these loans.

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will be made on a select basis.

-----------------------------------------------------------------------------
TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade trading exposures:

-----------------------------------------------------------------------------
                                                  March 26,     December 25,
(in millions)                                         1999             1998
-----------------------------------------------------------------------------

Trading assets
  Cash instruments                                 $ 6,687          $ 8,024
  Derivatives                                        4,020            4,675
Trading liabilities
  Cash instruments                                    (994)            (920)
Collateral on derivative assets                     (1,324)          (2,192)
                                                   -------          -------
Net trading asset exposure                           8,389            9,587
Derivatives notionals with credit                    1,777            1,631
 exposure (1)
Derivatives notionals that hedge credit             (3,956)          (4,663)
 exposure(1)                                       -------          -------
Net exposure                                       $ 6,210          $ 6,555
                                                   =======          =======
-----------------------------------------------------------------------------
(1) Represents amount subject to strike or reference price.

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 26, 1999, the carrying value of such debt and equity securities totaled $91 million, of which 66% resulted from Merrill Lynch's market-making activities in such securities. This compared with $74 million at December 25, 1998, of which 84% related to market-making activities. Also included are distressed bank loans totaling $247 million and $156 million at March 26, 1999 and December 25, 1998, respectively.

--------------------------------------------------------------------------------

NON-TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:

----------------------------------------------------------------------------
                                                  March 26,    December 25,
(in millions)                                         1999            1998
----------------------------------------------------------------------------

Marketable investment securities                    $   16          $   39
Investments of insurance subsidiaries                  129             148
Loans (net of allowance for loan
 losses):
   Bridge loans                                         62              66
   Other loans (1)                                     848           1,058
Other investments:
   Partnership interests (2)                         1,095             852
   Other equity investments (3)                        365             459
----------------------------------------------------------------------------
(1) Represented outstanding loans to 102 and 80 companies at March 26, 1999 and December 25, 1998, respectively.
(2) Included is $449 and $279 million in investments at March 26, 1999 and December 25, 1998, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Invested in 92 and 89 enterprises at March 26, 1999 and December 25, 1998, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:

--------------------------------------------------------------------------
                                                  March 26,   December 25,
(in millions)                                         1999           1998
-------------------------------------------------------------------------

Additional commitments to invest in                 $  221         $  227
 partnerships
Unutilized revolving lines of credit
 and other lending commitments                         896          1,678
--------------------------------------------------------------------------


At March 26, 1999, the largest industry exposure was to the financial services sector, which accounted for 36% of total non-investment grade positions.

-------------------------------------------------------------------------------------------------
STATISTICAL DATA
-------------------------------------------------------------------------------------------------

                                             1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.   1ST QTR.
                                                 1998       1998       1998       1998       1999
                                             --------   --------   --------   --------   --------
CLIENT ACCOUNTS (in billions):
U.S. Client Assets                           $  1,086   $  1,110   $  1,065   $  1,164   $  1,186
Non-U.S. Client Assets                            270        270        254        278        292
                                             --------   --------   --------   --------   --------
Total Assets in Client Accounts or
 Under Management                            $  1,356   $  1,380   $  1,319   $  1,442   $  1,478
                                             ========   ========   ========   ========   ========

ASSETS UNDER MANAGEMENT:                     $    490   $    491   $    467   $    501   $    515

  Retail                                          263        263        255        258        267
  Institutional                                   227        228        212        243        248

  Equity                                          271        266        238        262        267
  Fixed-Income/Other                              219        225        229        239        248

  U.S                                             285        292        279        298        309
  Non-U.S.                                        205        199        188        203        206

FEE-BASED PROGRAM ASSETS(a)                  $     54   $     58   $     55   $     64   $     70
-------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
  Volume (in billions)                       $    102   $    120   $     82   $     88   $    112
  Market Share                                   12.4%      14.6%      13.6%      13.9%      11.7%
U.S. Debt and Equity:
  Volume (in billions)                       $     88   $    107   $     69   $     74   $     97
  Market Share                                   14.7%      16.9%      15.0%      15.5%      16.0%
-------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                         46,100     47,100     47,700     46,700     46,300
  Non-U.S.                                     14,200     16,500     17,900     17,100     16,800
                                               ------     ------     ------     ------     ------
  Total                                        60,300     63,600     65,600     63,800     63,100
                                               ======     ======     ======     ======     ======
Financial Consultants and
 Other Investment Professionals                16,600     17,600     18,100     18,200     18,200
-------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (Loss) (in millions)            $    514   $    549   $   (163)  $    359   $    609
Economic Profit                                   238        244       (485)        43        275
Annualized Return on Average
  Common Stockholders' Equity                    24.0%      23.6%     (7.3)%      14.8%      24.6%
Earnings (Loss) per Common Share:
  Basic                                      $   1.44   $   1.52   $   (.48)  $    .97   $   1.65
  Diluted                                        1.26       1.31       (.48)       .86       1.44
-------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                 $358,896   $370,571   $353,391   $299,804   $314,620
Total Stockholders' Equity                      9,209      9,897      9,779     10,132     10,692
Book Value Per Common Share                     24.88      26.62      26.12      26.89      28.05
-------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
 Weighted Average Shares Outstanding:
   Basic                                      349,495    355,289    357,620    359,864    364,039
   Diluted                                    400,249    411,385    357,620    404,872    415,662
Common Shares Outstanding                     353,680    356,280    358,492    361,209    366,168
-------------------------------------------------------------------------------------------------

(a) Includes Merrill Lynch Consults (Registered Trademark), Mutual Fund Advisor (Service Mark), Asset Power (Service Mark), Global Funds Advisor (Service Mark), and Financial Advantage (Service Mark).

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------


The following events have occurred since the filing of the 1998 Form 10-K. The court in Miller v. Peters, et al. has issued an order discontinuing the action with the parties' consent.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On April 14, 1999, ML & Co. held its Annual Meeting of Stockholders, at which 86.4% of the shares of Common Stock, par value $1.33 1/3 per share (the "Common Stock"), outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At this Annual Meeting, the following matters were voted upon: (i) the election of five directors to the Board of Directors to hold office for a term of three years; and (ii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all five nominees to three-year terms as members of the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: Jill K. Conway received 310,681,518 votes in favor and 4,074,955 votes were withheld; George B. Harvey received 311,469,460 votes in favor and 3,287,013 votes were withheld; David H. Komansky received 310,999,540 votes in favor and 3,756,933 votes were withheld; John L. Steffens received 310,806,489 votes in favor and 3,949,984 votes were withheld; and William L. Weiss received 311,414,878 votes in favor and 3,341,595 votes were withheld.

The stockholders did not approve the stockholder proposal concerning cumulative voting in election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows:
74,975,991 votes in favor, 158,342,060 votes against, 3,660,552 shares abstained, and 77,777,870 shares represented broker non-votes.

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

         (11)   Statement re: computation of per share earnings

         (12)   Statement re: computation of ratios

         (15)   Letter re: unaudited interim financial information

         (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by ML & Co. with the Securities and Exchange Commission during the quarterly period covered by this Report:


     (i) Current Report dated December 28, 1998 for the purpose of filing the form of ML & Co.'s Nikkei 225 Market Index Target-Term Securities (Registered Trademark) due September 21, 2005.

     (ii) Current Report dated January 19, 1999 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three months and the year ended December 25, 1998.

     (iii) Current Report dated February 17, 1999 for the purpose of filing the form of ML & Co.'s 6% Notes due February 17, 2009.

     (iv) Current Report dated February 18, 1999 for the purpose of filing the form of ML & Co.'s Energy Select Sector SPDRs* Fund Market Index Target-Term Securities (Registered Trademark) due February 21, 2006.

     (v) Current Report dated February 22, 1999 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of December 25, 1998.

     (vi) Current Report dated February 23, 1999 for the purpose of filing the form of ML & Co.'s 5 1/4% Stock Return Income Debt Securities (Service Mark) due August 23, 2000.

     (vii) Current Report dated March 26, 1999 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities (Registered Trademark) due March 27, 2006.


_____________

* SPDRs is a registered trademark of The McGraw-Hill Companies, Inc. and has been licensed for use in connection with the listing and trading of Select Sector SPDRs on the American Stock Exchange.

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



                                     MERRILL LYNCH & CO., INC.
                                     -------------------------
                                     (Registrant)


Date:  May 7, 1999                By:  /s/ E. Stanley O'Neal
                                     -------------------------------------
                                           E. Stanley O'Neal
                                           Executive Vice President and
                                           Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibits

11      Statement re: computation of per share earnings

12      Statement re: computation of ratios

15      Letter re: unaudited interim financial information

27      Financial Data Schedule