Form 10-Q
period 1999-06-25
MERRILL LYNCH & CO INC
filed 1999-08-06
CIK 65100

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended           June 25, 1999
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

365,544,263 shares of Common Stock and 4,009,539 Exchangeable Shares as of the close of business on July 30, 1999. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
         --------------------

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                             ---------------------------------
                                                               JUNE 25,                JUNE 26,(1)        PERCENT (2)
(dollars in millions, except per share amounts)                   1999                    1998            INC. (DEC.)
                                                             ---------              ----------           -----------
NET REVENUES
 Commissions                                                    $1,592                  $1,463                8.8%
 Principal transactions                                          1,064                     989                7.6
 Investment banking                                                908                     898                1.1
 Asset management and portfolio service fees                     1,159                   1,084                6.8
 Other                                                             175                     137               28.1
                                                                ------                  ------
  Subtotal                                                       4,898                   4,571                7.2
                                                                ------                  ------
 Interest and dividends                                          3,732                   4,751              (21.4)
 Interest expense                                                3,190                   4,467              (28.6)
                                                                ------                  ------
  Net interest profit                                              542                     284               90.9
                                                                ------                  ------
 TOTAL NET REVENUES                                              5,440                   4,855               12.0
                                                                ------                  ------

NON-INTEREST EXPENSES
 Compensation and benefits                                       2,729                   2,473               10.4
 Communications and technology                                     536                     431               24.3
 Occupancy and related depreciation                                232                     217                7.0
 Advertising and market development                                201                     200                0.5
 Brokerage, clearing, and exchange fees                            170                     167                2.0
 Professional fees                                                 143                     143                0.5
 Goodwill amortization                                              56                      55                1.0
 Other                                                             342                     254               34.5
                                                                ------                  ------

 TOTAL NON-INTEREST EXPENSES                                     4,409                   3,940               11.9
                                                                ------                  ------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                    1,031                     915               12.6

Income Tax Expense                                                 310                     339               (8.8)

Dividends on Preferred Securities Issued by Subsidiaries            48                      27               82.0
                                                                ------                  ------

NET EARNINGS                                                    $  673                  $  549               22.5
                                                                ======                  ======
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                  $  664                  $  540               22.9
                                                                ======                  ======

EARNINGS PER COMMON SHARE
  Basic                                                         $ 1.80                  $ 1.52
                                                                ======                  ======

  Diluted                                                       $ 1.57                  $ 1.31
                                                                ======                  ======

DIVIDEND PAID PER COMMON SHARE                                  $  .27                  $  .24
                                                                ======                  ======

AVERAGE SHARES USED IN COMPUTING
 EARNINGS PER COMMON SHARE
    Basic                                                        368.3                   355.3
                                                                ======                  ======

    Diluted                                                      421.3                   411.4
                                                                ======                  ======
--------------------------------------------------

(1) Amounts have been restated from that originally reported in the 1998 second quarter Form 10-Q to reflect the 1998 merger with Midland Walwyn Inc., accounted for as a pooling-of-interests.
(2)      Percentages are based on actual numbers before rounding.


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                             ---------------------------------
                                                               JUNE 25,                JUNE 26,(1)       PERCENT (2)
(dollars in millions, except per share amounts)                   1999                    1998           INC. (DEC.)
                                                             ---------              ----------           -----------
      NET REVENUES
       Commissions                                              $3,159                  $2,926                8.0%
       Principal transactions                                    2,509                   2,160               16.1
       Investment banking                                        1,540                   1,729              (10.9)
       Asset management and portfolio service fees               2,268                   2,114                7.3
       Other                                                       308                     217               42.1
                                                                ------                  ------
        Subtotal                                                 9,784                   9,146                7.0
                                                                ------                  ------
       Interest and dividends                                    7,413                   9,239              (19.8)
       Interest expense                                          6,491                   8,767              (26.0)
                                                                ------                  ------
        Net interest profit                                        922                     472               95.3
                                                                ------                  ------
       TOTAL NET REVENUES                                       10,706                   9,618               11.3
                                                                ------                  ------

      NON-INTEREST EXPENSES
       Compensation and benefits                                 5,490                   4,971               10.4
       Communications and technology                             1,016                     823               23.4
       Occupancy and related depreciation                          459                     418                9.7
       Advertising and market development                          353                     377               (6.3)
       Brokerage, clearing, and exchange fees                      324                     323                0.5
       Professional fees                                           261                     295              (11.5)
       Goodwill amortization                                       113                     111                1.9
       Other                                                       663                     517               28.3
                                                                ------                  ------

       TOTAL NON-INTEREST EXPENSES                               8,679                   7,835               10.8
                                                                ------                  ------

      EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
        PREFERRED SECURITIES ISSUED BY SUBSIDIARIES              2,027                   1,783               13.7

      Income Tax Expense                                           648                     670               (3.2)

      Dividends on Preferred Securities Issued by Subsidiaries      97                      50               95.2
                                                                ------                  ------

      NET EARNINGS                                              $1,282                  $1,063               20.5
                                                                ======                  ======

      NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS            $1,263                  $1,044               20.9
                                                                ======                  ======

      EARNINGS PER COMMON SHARE
        Basic                                                   $ 3.45                  $ 2.96
                                                                ======                  ======

        Diluted                                                 $ 3.02                  $ 2.57
                                                                ======                  ======

      DIVIDENDS PAID PER COMMON SHARE                           $ 0.51                  $ 0.44
                                                                ======                  ======

      AVERAGE SHARES USED IN COMPUTING
       EARNINGS PER COMMON SHARE
          Basic                                                  366.2                   352.4
                                                                ======                  ======

          Diluted                                                418.5                   405.8
                                                                ======                  ======

--------------------------------------------------

(1) Amounts have been restated from that originally reported in the 1998 second quarter Form 10-Q to reflect the 1998 merger with Midland Walwyn Inc., accounted for as a pooling-of-interests.
(2)      Percentages are based on actual numbers before rounding.


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                 JUNE 25,       DECEMBER 25,
(dollars in millions)                                                                               1999               1998
------------------------------------------------------------------------------------          ----------        -----------
   ASSETS

   CASH AND CASH EQUIVALENTS                                                                    $ 11,787           $ 12,530
                                                                                                --------           --------

   CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
     OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                      5,721              6,590
                                                                                                --------           --------

   RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                      106,516             87,713
                                                                                                --------           --------

   MARKETABLE INVESTMENT SECURITIES                                                                5,710              4,605
                                                                                                --------           --------

   TRADING ASSETS, AT FAIR VALUE
     Equities and convertible debentures                                                          27,701             25,318
     Contractual agreements                                                                       16,420             21,979
     Corporate debt and preferred stock                                                           21,113             21,166
     U.S. Government and agencies                                                                 11,686             15,421
     Non-U.S. governments and agencies                                                             8,279              7,474
     Mortgages, mortgage-backed, and asset-backed                                                  7,661              7,023
     Other                                                                                         3,407              3,358
                                                                                                --------           --------
                                                                                                  96,267            101,739
     Securities received as collateral, net of securities pledged as collateral                    8,851              6,106
                                                                                                --------           --------
     Total                                                                                       105,118            107,845
                                                                                                --------           --------

   SECURITIES PLEDGED AS COLLATERAL                                                               11,677              8,184
                                                                                                --------           --------

   OTHER RECEIVABLES
     Customers (net of allowance for doubtful accounts of $66 in 1999 and $48 in 1998)            35,286             29,559
     Brokers and dealers                                                                           7,372              8,872
     Interest and other                                                                           10,125              9,278
                                                                                                --------           --------
     Total                                                                                        52,783             47,709
                                                                                                --------           --------

   INVESTMENTS OF INSURANCE SUBSIDIARIES                                                           4,285              4,485

   LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of
     $136 in 1999 and $124 in 1998)                                                                7,988              7,687

   OTHER INVESTMENTS                                                                               3,065              2,590

   EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
     of $3,742 in 1999 and $3,482 in 1998)                                                         2,849              2,761

   GOODWILL (net of accumulated amortization of $434 in 1999 and $338 in 1998)                     4,979              5,364

   OTHER ASSETS                                                                                    2,262              1,741
                                                                                                --------           --------

   TOTAL ASSETS                                                                                 $324,740           $299,804
                                                                                                ========           ========

   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                             JUNE 25,        DECEMBER 25,
(dollars in millions, except per share amount)                                                  1999                1998
------------------------------------------------------------------------------            ----------        ------------
LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                            $ 78,587            $ 67,127
                                                                                            --------            --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                              15,627              18,679
                                                                                            --------            --------

DEMAND AND TIME DEPOSITS                                                                      15,161              13,744
                                                                                            --------            --------

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                      21,216              23,840
  Equities and convertible debentures                                                         22,128              21,558
  U.S. Government and agencies                                                                14,808               7,939
  Non-U.S. governments and agencies                                                            9,455               7,245
  Corporate debt and preferred stock                                                           4,232               2,878
  Other                                                                                          317                 254
                                                                                            --------            --------
  Total                                                                                       72,156              63,714
                                                                                            --------            --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                        20,528              14,290
                                                                                            --------            --------

OTHER PAYABLES
  Customers                                                                                   19,649              20,972
  Brokers and dealers                                                                          8,015               7,899
  Interest and other                                                                          20,702              18,738
                                                                                            --------            --------
  Total                                                                                       48,366              47,609
                                                                                            --------            --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                          4,188               4,319

LONG-TERM BORROWINGS                                                                          56,054              57,563
                                                                                            --------            --------

TOTAL LIABILITIES                                                                            310,667             287,045
                                                                                            --------            --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                    2,627               2,627
                                                                                            --------            --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                   425                 425
                                                                                            --------            --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                           59                  66
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
    issued: 1999 - 472,661,774; 1998 - 472,660,324                                               630                 630
  Paid-in capital                                                                              1,707               1,427
  Accumulated other comprehensive loss (net of tax)                                             (319)               (122)
  Retained earnings                                                                           11,550              10,475
                                                                                            --------            --------
                                                                                              13,627              12,476
  Less: Treasury stock, at cost: 1999 - 108,478,905 shares; 1998 - 116,376,259 shares          1,894               2,101
        Employee stock transactions                                                              712                 668
                                                                                            --------            --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                             11,021               9,707
                                                                                            --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                                    11,446              10,132
                                                                                            --------            --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                  $324,740            $299,804
                                                                                            ========            ========

See Notes to Consolidated Financial Statements

                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                        --------------------------------
   (dollars in millions)                                                                  JUNE 25,               JUNE 26,
                                                                                             1999                   1998
                                                                                        ---------               --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                           $ 1,282                $ 1,063
   Noncash items included in earnings:
      Depreciation and amortization                                                           336                    274
      Policyholder reserves                                                                   104                    115
      Goodwill amortization                                                                   113                    111
      Other                                                                                   309                    303
   (Increase) decrease in operating assets(a):
      Trading assets                                                                        4,727                (17,625)
      Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                              869                   (971)
      Receivables under resale agreements and securities borrowed transactions            (18,803)               (15,144)
      Customer receivables                                                                 (5,729)                (4,461)
      Brokers and dealers receivables                                                       1,500                 (2,224)
      Other                                                                                (1,397)                (1,263)
   Increase (decrease) in operating liabilities(a):
      Trading liabilities                                                                   8,442                  3,394
      Payables under repurchase agreements and securities loaned transactions              11,460                 22,108
      Customer payables                                                                    (1,323)                 2,832
      Brokers and dealers payables                                                            116                  1,702
      Other                                                                                 2,019                  3,379
                                                                                         --------               --------

      CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                      4,025                 (6,407)
                                                                                         --------               --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from (payments for):
      Maturities of available-for-sale securities                                           2,666                  1,952
      Sales of available-for-sale securities                                                1,808                  1,346
      Purchases of available-for-sale securities                                           (4,804)                (3,916)
      Maturities of held-to-maturity securities                                               329                    360
      Purchases of held-to-maturity securities                                               (346)                  (446)
      Loans, notes, and mortgages                                                            (317)                (3,325)
      Acquisitions, net of cash acquired                                                      (20)                (5,220)
      Other investments and other assets                                                     (984)                  (619)
      Equipment and facilities                                                               (425)                  (504)
                                                                                         --------               --------

      CASH USED FOR INVESTING ACTIVITIES                                                   (2,093)               (10,372)
                                                                                         --------               --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from (payments for):
      Commercial paper and other short-term borrowings                                     (3,052)                 4,929
      Demand and time deposits                                                              1,417                  1,301
      Issuance and resale of long-term borrowings                                          11,395                 17,174
      Settlement and repurchase of long-term borrowings                                   (12,194)                (7,771)
      Issuance of subsidiaries' preferred securities                                            -                  1,150
      Issuance of treasury stock                                                              149                    127
      Other common stock transactions                                                        (184)                  (125)
      Dividends                                                                              (206)                  (173)
                                                                                         --------                -------

      CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                     (2,675)                16,612
                                                                                         --------                -------

   DECREASE IN CASH AND CASH EQUIVALENTS                                                     (743)                  (167)

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            12,530                 12,073
                                                                                         --------               --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 11,787               $ 11,906
                                                                                         ========               ========
   (a)   Net of effects of acquisitions.

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes                                                                       $     33               $    306
      Interest                                                                              6,360                  8,429

   See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 25, 1999
                 (dollars in millions, except per share amounts)

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

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 25, 1998. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period amounts have been restated to reflect the 1998 merger of Midland Walwyn Inc. with Merrill Lynch, which has been accounted for as a pooling-of-interests. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

--------------------------------------------------------------------------------
NOTE 2.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at June 25, 1999 and December 25, 1998 are presented below:

--------------------------------------------------------------------------------
                                                June 25,       December 25,
                                                   1999               1998
                                                -------        -----------

PAYABLES UNDER REPURCHASE AGREEMENTS
 AND SECURITIES LOANED TRANSACTIONS
  Repurchase agreements                         $67,481            $59,501
  Securities loaned transactions                 11,106              7,626
                                                -------            -------
  Total                                         $78,587            $67,127
                                                =======            =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
 BORROWINGS
  Commercial paper                              $13,161            $16,758
  Bank loans and other                            2,466              1,921
                                                -------            -------
  Total                                         $15,627            $18,679
                                                =======            =======

DEMAND AND TIME DEPOSITS
  Demand                                        $ 4,251            $ 4,454
  Time                                           10,910              9,290
                                                -------            -------
  Total                                         $15,161            $13,744
                                                =======            =======

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 3.  ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Merrill Lynch is currently evaluating the expected impact of adopting SFAS No. 133, which will be required for the company beginning January 1, 2001.

--------------------------------------------------------------------------------
NOTE 4.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into two business segments:
Wealth Management and Corporate and Institutional Client Group ("CICG"). For more information on these segments, see the 1998 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:

---------------------------------------------------------------------------------------------------------

                                                WEALTH                        CORPORATE
                                            MANAGEMENT           CICG             ITEMS            TOTAL
                                          ------------      ---------        ----------       ----------
THREE MONTHS ENDED
JUNE 25, 1999
  Net interest revenue(a)                      $   292       $    313            $  (63)(b)     $    542
  All other revenues                             2,825          2,073                 -            4,898
                                               -------       --------            ------         --------

  Net revenues                                   3,117          2,386               (63)           5,440
  Non-interest expenses                          2,617          1,736                56(c)         4,409
                                               -------       --------            ------         --------
  Earnings before income taxes                     500            650              (119)           1,031
  Income tax expense (benefit)                     186            188               (64)             310
  Dividends on preferred securities
     issued by subsidiaries                          -              -                48               48
                                               -------       --------            ------         --------

  Net earnings                                 $   314       $    462            $ (103)        $    673
                                               =======       ========            ======         ========

  Total assets                                 $53,138       $266,623            $4,979         $324,740
                                               =======       ========            ======         ========


---------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 26, 1998

  Net interest revenue(a)                      $   222       $    139            $  (77)(b)      $    284
  All other revenues                             2,668          1,903                 -             4,571
                                               -------       --------            ------          --------

  Net revenues                                   2,890          2,042               (77)            4,855
  Non-interest expenses                          2,335          1,550                55(c)          3,940
                                               -------       --------            ------          --------
  Earnings before income taxes                     555            492              (132)              915
  Income tax expense (benefit)                     242            152               (55)              339
  Dividends on preferred securities
   issued by subsidiaries                            -              -                27                27
                                               -------       --------            ------          --------

  Net earnings                                 $   313       $    340            $ (104)         $    549
                                               =======       ========            ======          ========

  Total assets                                 $42,774       $322,419            $5,378          $370,571
                                               =======       ========            ======          ========

---------------------------------------------------------------------------------------------------------

(a) Management views interest income net of interest expense in evaluating results.
(b) Represents Mercury financing costs.
(c) Represents goodwill amortization from acquisitions.

--------------------------------------------------------------------------------------------------------------

                                                WEALTH                    CORPORATE
                                            MANAGEMENT         CICG           ITEMS          TOTAL
                                          ------------        -----     -----------       --------
SIX MONTHS ENDED
JUNE 25, 1999

  Net interest revenue(a)                     $  559         $  492           $(129) (b)      $   922
  All other revenues                           5,612          4,172               -             9,784
                                              ------         ------           -----           -------

  Net revenues                                 6,171          4,664            (129)           10,706
  Non-interest expenses                        5,168          3,398             113 (c)         8,679
                                              ------         ------           -----           -------
  Earnings before income taxes                 1,003          1,266            (242)            2,027
  Income tax expense (benefit)                   376            367             (95)              648
  Dividends on preferred securities
    issued by subsidiaries                         -              -              97                97
                                              ------          -----           -----           -------

  Net earnings                                $  627          $ 899           $(244)          $ 1,282
                                              ======          =====           =====           =======


-----------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
JUNE 26, 1998

  Net interest revenue(a)                     $  460         $  157           $(145)(b)       $  472
  All other revenues                           5,232          3,914               -            9,146
                                              ------         ------           -----           ------

  Net revenues                                 5,692          4,071            (145)           9,618
  Non-interest expenses                        4,637          3,087             111 (c)        7,835
                                              ------         ------           -----           ------
  Earnings before income taxes                 1,055            984            (256)           1,783
  Income tax expense (benefit)                   438            311             (79)             670
  Dividends on preferred securities
    issued by subsidiaries                         -              -              50               50
                                              ------         ------           -----           ------


  Net earnings                                $  617         $  673           $(227)          $1,063
                                              ======         ======           =====           ======
-------------------------------------------------------------------------------------------------------------

(a) Management views interest income net of interest expense in evaluating results.
(b) Represents Mercury financing costs.
(c) Represents goodwill amortization from acquisitions.

===============================================================================
NOTE 5.  COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

The components of comprehensive income are as follows:
-------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   ----------------------------              ----------------------
                                                   JUNE 25,            JUNE 26,                JUNE 25,     JUNE 26,
                                                      1999                1998                    1999         1998
                                                   -------             -------               ---------     --------
Net earnings                                          $673                $549                  $1,282       $1,063
                                                      ----                ----                  ------       ------

Other comprehensive income (loss), net of tax:
  Currency translation adjustment                      (42)                (12)                   (159)           5
  Net unrealized (losses) gain on investment
   securities available-for-sale                        (5)                  6                     (38)           -
                                                      ----                ----                  ------       ------
  Total other comprehensive income (loss), net         (47)                 (6)                   (197)           5
                                                      ----                ----                  ------       ------
Comprehensive income                                  $626                $543                  $1,085       $1,068
                                                      ====                ====                  ======       ======

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
NOTE 6.  EARNINGS PER COMMON SHARE
-------------------------------------------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:
-------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   ---------------------------                ---------------------
                                                   JUNE 25,            JUNE 26,               JUNE 25,      JUNE 26,
                                                      1999                1998                   1999          1998
                                                   -------            --------                -------       -------

Net earnings                                          $673                $549                 $1,282        $1,063
Preferred stock dividends                                9                   9                     19            19
                                                      ----                ----                 ------        ------
Net earnings applicable to
  common stockholders                                 $664                $540                 $1,263        $1,044
                                                      ====                ====                 ======        ======
-------------------------------------------------------------------------------------------------------------------

(shares in thousands)
Weighted-average shares outstanding                368,273             355,289                366,156      352,392
                                                   -------             -------                -------      -------
Effect of dilutive instruments(1)(2):
  Employee stock options                            30,984              33,673                 30,408       31,506
  FCCAAP shares                                     16,640              17,066                 16,594       16,948
  Restricted units                                   5,323               5,323                  5,242        4,909
  ESPP shares                                           47                  34                     64           62
                                                   -------             -------                -------      -------
  Dilutive potential common shares                  52,994              56,096                 52,308       53,425
                                                   -------             -------                -------      -------

Total weighted-average diluted shares              421,267             411,385                418,464      405,817
                                                   =======             =======                =======      =======

-------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $1.80               $1.52                   $3.45       $2.96
Diluted earnings per common share                     1.57                1.31                    3.02        2.57
-------------------------------------------------------------------------------------------------------------------

(1) At June 25, 1999, there were 3,785 instruments that were considered antidilutive and were not included in the above computations.
(2) See Note 10 to Consolidated Financial Statements in the 1998 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

-------------------------------------------------------------------------------
NOTE 7.  DERIVATIVES, COMMITMENTS, AND OTHER CONTINGENCIES
-------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:

------------------------------------------------------------------------------------------------------------------
                              INTEREST                                         EQUITY              COMMODITY
                                  RATE               CURRENCY                   PRICE                  PRICE
(in billions)                     RISK(1)(2)             RISK(3)                 RISK                   RISK
------------------------------------------------------------------------------------------------------------------
JUNE 25, 1999
-------------
Swap agreements                 $1,975                   $193                     $25                     $8
Forward contracts                   63                    182                       -                      2
Futures contracts                  154                      5                      13                      1
Options purchased                  322                     83                      67                      6
Options written                    283                     89                      55                      8

DECEMBER 25, 1998
-----------------
Swap agreements                 $2,006                   $170                     $19                     $5
Forward contracts                   62                    229                       -                      6
Futures contracts                  184                      2                      10                      3
Options purchased                  254                     93                      71                      4
Options written                    192                     96                      58                      6
-----------------------------------------------------------------------------------------------------------------
(1)     Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument.
(2)     Forward contracts subject to interest rate risk principally represent
        "To Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
(3)     Included in the currency risk category are certain contracts that are also subject to interest rate risk.
----------------------------------------------------------------------------------------------------------------------

The notional or contractual amounts of derivatives at June 25, 1999 and
December 25, 1998 used to hedge all other exposures, primarily borrowings, follow:
----------------------------------------------------------------------------------------------------------------------
                                                       JUNE 25,             DECEMBER 25,
(in billions)                                             1999                     1998
                                                       -------              -----------

Interest rate derivatives(1)                               $67                      $71
Currency derivatives(1)                                     21                       19
Equity derivatives                                           5                        5
----------------------------------------------------------------------------------------------------------------------
(1)    Includes swap contracts totaling $2 billion in notional amounts that contain embedded options hedging callable debt at June 25, 1999 and
       December 25, 1998.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of June 25, 1999 would not have a material effect on the consolidated financial condition of Merrill Lynch.

There are civil actions, arbitration proceedings, and claims pending against Merrill Lynch as of June 25, 1999, some of which involve claims for substantial amounts. Among these are the matters discussed in the 1998 Annual Report included as an exhibit to Form 10-K. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Merrill Lynch as set forth in the Consolidated Financial Statements contained herein.

As disclosed in the 1998 Annual Report included as an exhibit to Form 10-K, Merrill Lynch has agreed to pay $400 and $17 in settlement of the Orange County action and the related Irvine Ranch Water District action, respectively. At June 25, 1999, Merrill Lynch has remaining liabilities of these amounts plus interest.

--------------------------------------------------------------------------------
NOTE 8.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 25, 1999, MLPF&S's regulatory net capital of $3,901 was 15% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $3,376.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 25, 1999, MLI's financial resources were $3,483 and exceeded the minimum requirement by $969.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 25, 1999, MLGSI's liquid capital of $1,390 was 320% of its total market and credit risk, and liquid capital in excess of the minimum required was $869.

--------------------------------------------------------------------------------
NOTE 9.  COMMON STOCK
--------------------------------------------------------------------------------

In February 1999, ML & Co. issued 1,450 shares of common stock to certain non-U.S. employees in connection with an employee incentive plan grant, thereby increasing issued shares to 472,661,774.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 25, 1999, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 25, 1999 and June 26, 1998 and the condensed consolidated statements of cash flows for the six-month periods ended June 25, 1999 and June 26, 1998. These financial statements are the responsibility of Merrill Lynch's management. The unaudited interim condensed consolidated financial information for the three- and six-month periods ended June 26, 1998 gives retroactive effect to the 1998 merger of Merrill Lynch and Midland Walwyn Inc., which has been accounted for as a pooling-of-interests, as disclosed in Note 1 to the condensed consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 25, 1998, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion and included an explanatory paragraph for the change in accounting method for certain internal-use software development costs to conform with Statement of Position 98-1. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
August 6, 1999

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

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, diminishing margins in many mature products and services, as well as significant growth in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the potential repeal of the laws separating commercial and investment banking activities in the future, have increased the number of companies competing for a similar customer base.

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as:
o actions and initiatives taken by both current and potential competitors,
o the impact of current and future legislation and regulation throughout the world, and
o the other risks and uncertainties detailed in the following sections.

MERRILL LYNCH UNDERTAKES NO RESPONSIBILITY TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------


Global financial markets were generally strong during the 1999 first quarter, aided by tightening credit spreads, improved liquidity in debt markets, and record highs on many equity indices. This trend continued through April and into early May in the U.S., when inflationary fears and an anticipated rise in U.S. interest rates led to market volatility, widening credit spreads, and an industrywide slowdown in trading activity. More favorable market conditions returned by late June as investors adjusted to the expected increase in U.S. interest rates. Market indices for many Asian emerging markets, including those in Indonesia, South Korea, and Thailand, rose during the 1999 second quarter and posted their strongest gains in recent months. In Japan, strong economic results contributed to the advance in Japanese equity indices. Latin American market indices were up modestly during the quarter. In Europe, an economic slowdown contributed to the weakening euro.

U.S. bond prices declined during the 1999 second quarter, as the likelihood of higher interest rates led the yield on the 30 year U.S. Treasury bond to move past 6%, a level not reached since the 1997 fourth quarter. Long-term U.S. interest rates were also higher compared with the corresponding 1998 quarter, when low inflation and low unemployment contributed to a decrease in rates. In Europe, the sharp decline in industrial production and exports led the European Central Bank to reduce interest rates by fifty basis points during the quarter. European rates were lower in the 1999 second quarter compared with the year-ago period. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer based on the issuer's perceived creditworthiness, widened modestly in the 1999 second quarter compared with the 1999 first quarter, particularly in late May and early June.

U.S. equity indices rose to record levels during the 1999 second quarter, due in part to investor demand for cyclical stocks. The Dow Jones Industrial Average rose 12.1% in the quarter and 22.6% from the end of the 1998 second quarter, but, due to uncertainty about U.S. interest rates, failed to close above its record set in early May. The broader market was also impacted by the uncertainty regarding the direction of interest rates, with both the S&P 500 and the Nasdaq experiencing significant volatility during the quarter. Despite this volatility, the Nasdaq and S&P 500 ended the quarter up 9.1% and 6.7%, respectively, from the end of the 1999 first quarter and up 41.8% and 21.1%, respectively, from the end of the corresponding 1998 period.

Global equity markets rose 5.5% during the 1999 second quarter and 14.4% from the end of the 1998 second quarter, as measured by the Dow Jones World Index. Declining interest rates, strengthening of Asian currencies against the U.S. dollar, and increased liquidity led to strong performances in most Asian markets, including South Korea, Singapore, and Hong Kong. European equity indices generally posted modest gains during the 1999 second quarter; however, deteriorating economic conditions led to further weakening of the euro. Latin American indices posted favorable results during the 1999 second quarter, with the strongest gains recorded in Mexico.

Global underwriting volume declined industrywide in the 1999 second quarter to $553 billion, with stock and bond offerings down 9% from the 1999 first quarter and 11% from 1998 second quarter levels, according to Securities Data Co. Bond issuances were especially hurt in the quarter as investor concern over the outlook of U.S. interest rates led to fewer offerings, particularly in high-yield securities. Underwriting volume declined modestly in the 1999 first half, down 3% from the corresponding 1998 period.

Strategic services activities remained strong during the 1999 second quarter and first half, as merger and acquisition activity was at near record volumes, surpassed only by 1998 second quarter and first-half levels. Contributing to 1999 first half results was an increase in non-U.S. strategic services activity, which advanced 39% from 1998 first-half levels to $631 billion. Combinations in telecommunications, broadcasting, and commercial banking accounted for a majority of merger and acquisition activity during the 1999 six months.

Due to the volatility of the financial services industry, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effects of market downturns by exploring selective expansion of its global presence, developing and maintaining long-term client relationships, monitoring costs and risks, and continuing to diversify revenue sources.

--------------------------------------------------------------------------------
STRATEGIC BUSINESS INITIATIVES
--------------------------------------------------------------------------------

Merrill Lynch continued its commitment to client service with the announcement in June of a new model for personal financial services in the Digital Age. This new model will provide investors with choice, flexibility, and a broad range of products, services, and delivery channels to meet their financial needs, ranging from discretionary advisory services to the customary personalized services of a Merrill Lynch Financial Consultant to self-directed investing via the Internet.

Components of the new choices include the following:

o Unlimited Advantage (Service Mark), a nondiscretionary financial service, launched as scheduled in July 1999, with asset-based pricing, subject to a minimum annual charge of $1,500. Percentage rates decline as assets increase. Unlimited Advantage offers eligible clients comprehensive services, including virtually unlimited trading in most securities, unlimited enrolled accounts, traditional Financial Consultant relationships, a delayed debit card with a travel rewards program, a financial plan, on-line capabilities, and access to Merrill Lynch research.
o A new Internet account, which will be introduced in December 1999, for clients preferring a self-directed approach to investing. This on-line service will address investment and cash management needs. In addition to on-line equity trading at $29.95 per trade, clients will be able to purchase mutual funds, receive cash management services and Merrill Lynch research, and will have access to fixed-income and other products on-line. The successful initiation of this program is dependent in part upon the timely completion of the development of a system that meets technological demands. While Merrill Lynch's anticipated schedule is based on reasonable current expectation, there can be no assurance that its systems will be fully operational by such time.

While Merrill Lynch anticipates that these initiatives will allow it to provide new and existing clients with more product and service options and will enhance the role of its Financial Consultants, Merrill Lynch cannot predict with certainty the degree of acceptance by clients or Financial Consultants.

In addition, during the 1999 second quarter Merrill Lynch established the Direct Markets unit of its Corporate and Institutional Client Group as an electronic commerce initiative to develop and provide integrated, electronically-delivered products and services to our corporate and institutional clients worldwide, including research, analytics, investment advice, underwriting and trading.

Higher costs pertaining primarily to technology and marketing for these initiatives are expected during the 1999 third and fourth quarters. Based on information currently available, we cannot predict with certainty the impact that these initiatives will have on revenues or earnings in future periods.

These measures are expected to enhance the services offered to clients, further Merrill Lynch's business strategy, and allow the company to aggressively compete in a rapidly changing business environment.

---------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED              INCREASE (DECREASE)
                                                  ------------------------------------------          2Q99 VERSUS
                                                   JUNE 25,       MARCH 26,      JUNE 26,         ---------------------
(dollars in millions, except per share amounts)       1999            1999          1998           1Q99       2Q98
---------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                      $8,630          $8,567        $9,322            1%        (7)%
Net revenues                                         5,440           5,266         4,855            3         12
Pre-tax earnings                                     1,031             996           915            3         13
Net earnings                                           673             609           549           11         22
Net earnings applicable
  to common stockholders                               664             599           540           11         23
Earnings per common share
  Basic                                               1.80            1.65          1.52            9         18
  Diluted                                             1.57            1.44          1.31            9         20

Annualized return on average common
  stockholders' equity                                25.4%           24.6%         23.6%
Effective tax rate                                    30.0            34.0          37.1
----------------------------------------------------------------------------------------------------------------------------------

The following discussion compares the second quarters of 1999 and 1998 and, where appropriate, contrasts the 1999 second and first quarters.

Merrill Lynch's net earnings were a record $673 million, up 22% and 11%, respectively, from the $549 million and $609 million reported in the 1998 second quarter and 1999 first quarter. Record revenues were achieved in commissions, investment banking, asset management and portfolio service fees, and net interest.

Net revenues were a record, up 12% and 3% from the 1998 second quarter and 1999 first quarter, respectively, to $5.4 billion in the 1999 second quarter. Non-U.S. net revenues were 33% of total net revenues in the 1999 second quarter, versus 28% in the 1998 second quarter and 36% in the 1999 first quarter.

For the 1999 first half, net earnings reached a record $1.3 billion, up 21% from the previous record of $1.1 billion in the 1998 first half. Year-to-date earnings per common share were $3.45 basic and $3.02 diluted, compared with $2.96 basic and $2.57 diluted in the corresponding 1998 period. Annualized return on average common stockholders' equity was 25.0% for the 1999 six months versus 23.8% in the 1998 six months.

Earnings on a cash basis, which excludes goodwill amortization, were $729 million during the 1999 second quarter, up 21% from $604 million in the corresponding 1998 period. On the same basis, earnings for the 1999 first six months were $1.4 billion, up 19% from $1.2 billion for the 1998 first six months.


Commissions revenues are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                ---------------------------                   --------------------------
                                  JUNE 25,         JUNE 26,        %           JUNE 25,         JUNE 26,        %
(in millions)                        1999             1998       INC.(DEC.)       1999             1998       INC.(DEC.)
---------------------------------------------------------------------------------------------------------------------------------
Listed and over-the-counter        $  914           $  763         20%          $1,796           $1,568           15%
Mutual funds                          469              518         (9)             952              997           (4)
Other                                 209              182         15              411              361           14
                                   ------           ------                      ------           ------
Total                              $1,592           $1,463          9           $3,159           $2,926            8
                                   ======           ======                      ======           ======

---------------------------------------------------------------------------------------------------------------------------------

Commissions revenues reached record levels due to higher fees from global listed and over-the-counter securities transactions, partially offset by lower mutual fund revenues. Listed securities revenues benefited from increased trading volumes on most European and U.S. stock exchanges. Higher transaction volume from Nasdaq retail equities led to an increase in over-the-counter securities fees, while lower mutual fund sales contributed to a decline in mutual fund commissions.

Significant components of interest and dividend revenues and interest expense follow:

---------------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         ---------------------------               --------------------------
                                                            JUNE 25,         JUNE 26,                    JUNE 25,     JUNE 26,
(in millions)                                                  1999             1998                        1999         1998
---------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
  Resale agreements and securities
    borrowed transactions                                    $1,421           $2,046                      $2,788       $4,020
  Trading assets                                                790            1,247                       1,741        2,434
  Margin lending                                                685              726                       1,368        1,393
  Dividends                                                     235              167                         315          306
  Other                                                         601              565                       1,201        1,086
                                                             ------           ------                      ------       ------
  Total                                                       3,732            4,751                       7,413        9,239
                                                             ======           ======                      ======       ======

INTEREST EXPENSE
  Repurchase agreements and securities
    loaned transactions                                       1,258            1,859                       2,494        3,604
  Borrowings                                                  1,104            1,431                       2,215        2,792
  Trading liabilities                                           424              719                         951        1,488
  Other                                                         404              458                         831          883
                                                             ------           ------                      ------       ------
  Total                                                       3,190            4,467                       6,491        8,767
                                                             ======           ======                      ======       ======

NET INTEREST AND DIVIDEND PROFIT                             $  542           $  284                      $  922       $  472
                                                             ======           ======                      ======       ======

---------------------------------------------------------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit nearly doubled from the 1998 second quarter, primarily due to higher dividend revenues as well as a reduction in funding costs.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" in the previous table, decreased interest expense by $87 million and $8 million for the 1999 and 1998 second quarters, respectively, and by $165 million and $22 million for the 1999 and 1998 six-months, respectively.

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

---------------------------------------------------------------------------------------------------------------------------------
                                                PRINCIPAL                        NET                          NET
                                               TRANSACTIONS                    INTEREST                      TRADING
                                                 REVENUES                      REVENUES                     REVENUES
                                            -----------------            --------------------         --------------------
                                              1999       1998               1999        1998             1999       1998
(in millions)
---------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER
--------------
Equities and equity derivatives             $  419     $  448               $184        $ 46           $  603     $  494
Debt                                           520        401                 15          13              535        414
Mortgages and municipals                        71         77                 75          62              146        139
Foreign exchange                                54         63                  1          (1)              55         62
                                            ------     ------               ----        ----           ------     ------
Total                                       $1,064     $  989               $275        $120           $1,339     $1,109
                                            ======     ======               ====        ====           ======     ======

FIRST HALF
----------
Equities and equity derivatives             $1,089     $  921               $195       $  56           $1,284     $  977
Debt                                         1,107        975                 96         (32)           1,203        943
Mortgages and municipals                       205        155                150         121              355        276
Foreign exchange                               108        109                  1          (1)             109        108
                                            ------     ------               ----        ----           ------     ------
Total                                       $2,509     $2,160               $442        $144           $2,951     $2,304
                                            ======     ======               ====        ====           ======     ======

---------------------------------------------------------------------------------------------------------------------------------

Net trading revenues increased 21% from the 1998 second quarter to $1.3 billion in the 1999 second quarter. Higher revenues from equities and equity derivatives, debt products, and mortgages and municipals, were partially offset by a decline in foreign exchange revenues.

Equities and equity derivatives trading revenues were $603 million, up 22% from the 1998 second quarter. Higher dividend revenues on European positions and increased fees from U.S. equities, particularly in the technology sector, were partially offset by lower revenues from both global equity derivatives and non-U.S. equities.

Debt revenues were $535 million in the 1999 second quarter, up 29% from the year-ago period, primarily due to higher revenues from non-U.S. debt products. Improved market conditions compared with the 1998 second quarter contributed to an increase in revenues from debt instruments primarily in Asia during the quarter. Latin American debt revenues improved due in part to losses on certain positions in the corresponding 1998 period. Japanese credit trading also rose because of more favorable market conditions.

Mortgages and municipals revenues increased 5% to $146 million in the 1999 second quarter. Foreign exchange revenues were down 11% to $55 million in the 1999 second quarter due in part to lower demand for various currencies, primarily the Japanese yen.

Investment banking revenues were $908 million in the 1999 second quarter, up 1% from the 1998 second quarter and 44% from the 1999 first quarter. A summary of Merrill Lynch's investment banking revenues follows:

---------------------------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                  --------------------------                       --------------------------
                                  JUNE 25,          JUNE 26,           %           JUNE 25,          JUNE 26,            %
(in millions)                        1999              1998       INC.(DEC.)          1999              1998        INC.(DEC.)
---------------------------------------------------------------------------------------------------------------------------------
Underwriting                         $594              $648           (8)%          $1,021            $1,264          (19)%
Strategic services                    314               250           25               519               465           12
                                     ----              ----                         ------            ------
Total                                $908              $898            1            $1,540            $1,729          (11)
                                     ====              ====                         ======            ======
-------------------------------------------------------------------------------------------------------------------------------

Underwriting revenues declined from the 1998 second quarter as decreases in revenues from most debt categories more than offset a substantial increase in equity underwriting fees. Merrill Lynch remained the leading underwriter of total debt issuances and total debt and equity offerings during the 1999 second quarter. Merrill Lynch's underwriting market share information based on transaction value follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                             ---------------------------------------------
                                                  JUNE 25, 1999            JUNE 26, 1998
                                             --------------------       ------------------
                                             MARKET                     MARKET
                                             SHARE           RANK       SHARE         RANK
---------------------------------------------------------------------------------------------------------------------------------
U.S. PROCEEDS
    Debt                                       14.2%           1         16.9%           1
    Equity                                     10.7            3         15.0            2
    Debt and Equity                            13.9            1         16.9            1
GLOBAL PROCEEDS
    Debt                                       11.5            1         14.7            1
    Equity                                     11.3            3         12.4            2
    Debt and Equity                            11.6            1         14.7            1
---------------------------------------------------------------------------------------------------------------------------------

Source: Securities Data Co. ("SDC") statistics based on full credit to book manager.


Strategic services fees increased 25% from the 1998 second quarter and over 50% from the 1999 first quarter, benefiting from higher levels of merger and acquisition activity. Deal flow remained strong, as evidenced by Merrill Lynch's 30.6% 1999 second quarter market share in global announced transactions. Merrill Lynch's merger and acquisition market share information for the 1999 and 1998 second quarters based on transaction value follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                             ---------------------------------------------
                                                JUNE 25, 1999              JUNE 26, 1998
                                             -------------------        ------------------
                                             MARKET                     MARKET
                                             SHARE          RANK        SHARE         RANK
---------------------------------------------------------------------------------------------------------------------------------
COMPLETED TRANSACTIONS
    U.S.                                       20.4%          3           27.9%         1
    Global                                     19.8           3           23.8          3
ANNOUNCED TRANSACTIONS
    U.S.                                       34.5           2           35.9          2
    Global                                     30.6           2           29.3          2
---------------------------------------------------------------------------------------------------------------------------------

Source: SDC statistics based on full credit to both target and acquiring companies' advisors.

Merrill Lynch's asset management and portfolio service fees are summarized below:

---------------------------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                   -------------------------                          ----------------------
                                   JUNE 25,          JUNE 26,          %              JUNE 25,       JUNE 26,           %
(in millions)                         1999              1998       INC. (DEC.)           1999           1998        INC. (DEC.)
---------------------------------------------------------------------------------------------------------------------------------
Asset management fees               $  545            $  531           2%              $1,070         $1,052          2%
Portfolio service fees                 362               288          25                  695            540         29
Account fees                           130               118          11                  257            234         10
Other fees                             122               147         (17)                 246            288        (14)
                                    ------            ------                           ------         ------
Total                               $1,159            $1,084           7               $2,268         $2,114          7
                                    ======            ======                           ======         ======

---------------------------------------------------------------------------------------------------------------------------------

Asset management fees increased slightly from the 1998 second quarter due to growth in assets under management, attributable to a net inflow of customer assets and asset appreciation since June 26, 1998. However, during the 1999 second quarter assets under management had net redemptions from both retail and institutional accounts. These outflows were more than offset by asset appreciation and reinvested dividends. Portfolio service fees were up 25% from the corresponding 1998 period due to record revenues from various fee-based products, including both advisory services such as Merrill Lynch Consults (Registered Trademark) and Merrill Lynch Mutual Fund Advisor (Service Mark) (Merrill Lynch MFA (Registered Trademark)), and brokerage pricing alternatives, such as Financial Advantage (Service Mark) and Asset Power (Service Mark). Financial Advantage, the predecessor to Unlimited Advantage, a nondiscretionary financial service, accounted for 24% of the total increase in portfolio service fees, as the number of relationships tripled from the end of the 1998 second quarter. See Strategic Business Initiatives for further information regarding Unlimited Advantage. Account fees rose due in part to an increase in Individual Retirement Account/Keogh and Cash Management Account fees. Other fee-based revenues were down primarily due to lower fees from mortgage-related activities, attributable in part to the 1998 third quarter sale of a majority interest in Lender's Service, Inc., a residential real estate services provider. Lower revenues from Visa card services also contributed to the decline.

Total assets in client accounts or under management and assets under management were $1.5 trillion and $516 billion, respectively, at the end of the 1999 second quarter, representing increases of $150 billion and $25 billion, respectively, from the end of the 1998 second quarter. The changes in these balances are noted as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       NET CHANGES DUE TO
                                                                 -----------------------------
                                         JUNE 26,                   NEW                 ASSET           JUNE 25,
(in billions)                               1998                  MONEY(1)       APPRECIATION(2)           1999
---------------------------------------------------------------------------------------------------------------------------------
Total assets in client accounts or
   under management                       $1,380                    $77                   $73            $1,530
Total assets under management                491                     19                     6               516
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes reinvested dividends of $11 billion.
(2) Includes foreign exchange translation adjustments of $(12) billion.

Other revenues increased 28% from the 1998 second quarter to $175 million in the 1999 second quarter, partly because of net realized investment gains, distributions from partnership investments, and consulting revenues from Howard Johnson & Co., a U.S. employee benefits consulting firm acquired during the 1998 fourth quarter.

Merrill Lynch's non-interest expenses are summarized below:

---------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            ------------------------          ---------------------
                                                            JUNE 25,         JUNE 26,         JUNE 25,      JUNE 26,
(in millions)                                                  1999             1998             1999          1998
---------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                    $2,729           $2,473           $5,490        $4,971
                                                             ------           ------           ------        ------
Non-interest expenses, excluding compensation and benefits:
    Communications and technology                               536              431            1,016           823
    Occupancy and related depreciation                          232              217              459           418
    Advertising and market development                          201              200              353           377
    Brokerage, clearing, and exchange fees                      170              167              324           323
    Professional fees                                           143              143              261           295
    Goodwill amortization                                        56               55              113           111
    Other                                                       342              254              663           517
                                                             ------           ------           ------        ------
Total non-interest expenses,
    excluding compensation and benefits                       1,680            1,467            3,189         2,864
                                                             ------           ------           ------        ------
Total non-interest expenses                                  $4,409           $3,940           $8,679        $7,835
                                                             ======           ======           ======        ======

Compensation and benefits
    as a percentage of net revenues                            50.2%            50.9%            51.3%         51.7%
Compensation and benefits as a percentage of
    pre-tax earnings before compensation and benefits          72.6             73.0             73.0          73.6
---------------------------------------------------------------------------------------------------------------------------------

Non-interest expenses were $4.4 billion in the 1999 second quarter, up 12% from the comparable 1998 period and 3% from the first quarter of 1999. Higher communications and technology spending contributed to the increases in both periods.

Compensation and benefits, the largest expense category, increased 10% to $2.7 billion in the 1999 second quarter, due to higher incentive and production-related compensation and increased benefit costs. Benefit costs were down, however, compared with the 1999 first quarter. Compensation and benefits expense as a percentage of net revenues was 50.2% in the 1999 second quarter, below second quarter 1998 and first quarter 1999 levels.

Communications and technology expense was $536 million, up 24% from the 1998 second quarter, principally as a result of increased systems consulting costs, partly related to the Year 2000 initiative, and higher technology-related depreciation. Occupancy and related depreciation rose 7% to $232 million due in part to global expansion.

Advertising and market development expense was $201 million, up 1% from the 1998 second quarter as increased costs for advertising campaigns were partially offset by a reduction in global travel and entertainment expenses. Brokerage, clearing, and exchange fees rose 2% to $170 million due to higher global trading volume.

Professional fees and goodwill amortization were $143 million and $56 million, respectively, both virtually unchanged from a year ago.

Other expenses were $342 million, compared with $254 million in the year ago quarter. This increase was due in part to higher provisions related to various legal and business matters.

The effective tax rate was 30.0% in the 1999 second quarter, compared with 37.1% in the corresponding 1998 period, benefiting from tax-advantaged financing and higher tax-exempt and non-U.S. income. The 1999 year-to-date effective tax rate was 32.0% versus 34.0% for full-year 1998.

-------------------------------------------------------------------------------
BUSINESS SEGMENTS
-------------------------------------------------------------------------------

Merrill Lynch reports the results of its four strategic business priorities within two business segments: Wealth Management and Corporate and Institutional Client. Wealth Management comprises Merrill Lynch's U.S. Private Client, International Private Client, and Asset Management strategic priorities, all of which provide services related to the accumulation and management of wealth for individual investors, corporations, institutions, and governments. These strategic priorities serve largely the same customer base, provide similar products and services, utilize comparable distribution channels to deliver those products and services, operate in a highly regulated environment, and accordingly, are managed and evaluated on an aggregate basis. The Corporate and Institutional Client Group ("CICG"), Merrill Lynch's other strategic priority, is reported as a separate business segment due to the distinct nature of the products it provides and the clients it serves. CICG's activities primarily involve providing equity and debt sales and trading, underwriting and strategic advisory services, and other capital markets services to corporate, institutional, and governmental clients throughout the world. For further information on services provided to clients within these segments, see the 1998 Annual Report included as an exhibit to Form 10-K.

The segment operating results exclude certain corporate items, which reduced net earnings for the 1999 and 1998 second quarters by $103 million and $104 million, respectively. Corporate items reduced the 1999 and 1998 six-month net earnings by $244 million and $227 million, respectively. (See Note 4 to Consolidated Financial Statements - Unaudited.)

--------------------------------------------------------------------------------
WEALTH MANAGEMENT

                          THREE MONTHS ENDED                SIX MONTHS ENDED
                       -------------------------       ------------------------
                         JUNE 25,        JUNE 26,       JUNE 25,       JUNE 26,
(in millions)               1999            1998           1999           1998
--------------------------------------------------------------------------------
Net revenues              $3,117         $ 2,890         $6,171         $5,692
Net earnings                 314             313            627            617
--------------------------------------------------------------------------------

Net revenues for Wealth Management were $3.1 billion in the 1999 second quarter, up 8% from $2.9 billion in the 1998 second quarter. However, net earnings were virtually unchanged from the year-ago period, as higher net revenues were offset by increased expenses, primarily in communications and technology and advertising and market development. Increased trading volumes on global exchanges and the continued growth in fee-based revenues, resulting from market appreciation and net inflows of assets, led to record revenues in brokerage, which includes commissions, and asset management and portfolio service fees.

In the U.S., total assets in client accounts or under management were $1.2 trillion at June 25, 1999, which included $310 billion in assets under management. Outside the U.S., total assets in client accounts or under management were $304 billion. Non-U.S. assets under management were $206 billion at the end of the second quarter. In the asset management business, U.S. mutual fund performance strengthened dramatically during the 1999 first half, as funds containing over 80% of client assets outperformed their Lipper median. However, during the 1999 second quarter accounts under management had net redemptions, from both retail and institutional accounts. These outflows were more than offset by asset appreciation and reinvested dividends. Initiatives in Japan proceeded according to presently established targets during the quarter, with net revenues double the 1999 first quarter level and client assets up nearly 50% to $5.5 billion at quarter end. In Canada, results were in line with expectations and client assets increased 12% from year-end 1998. Growth in Merrill Lynch's fee-based products continued, particularly in Financial Advantage, where account openings increased significantly and assets rose $6.5 billion during the quarter to $16.6 billion. Subsequent to quarter end, Merrill Lynch introduced Unlimited Advantage, a nondiscretionary financial service, which offers clients a comprehensive array of personal financial services. In December 1999, Merrill Lynch will further its on-line trading capabilities with the introduction of new Internet trading options. (See Strategic Business Initiatives for further information.)

-------------------------------------------------------------------------------
CICG

-----------------------------------------------------------------------------------
                             THREE MONTHS ENDED              SIX MONTHS ENDED
                           -----------------------         ----------------------
                           June 25,        June 26,        June 25,       June 26,
(in millions)                1999            1998            1999           1998
-----------------------------------------------------------------------------------
Net revenues                $2,386          $2,042          $4,664         $4,071
Net earnings                   462             340             899            673
-----------------------------------------------------------------------------------

CICG net revenues were $2.4 billion in the 1999 second quarter, up 17% from the 1998 second quarter. CICG net earnings also increased, up 36% from the 1998 second quarter to $462 million due to record revenues in equity businesses and significantly higher strategic services fees. Record equity revenues resulted primarily from sharply higher origination fees compared with the 1998 second quarter, partially offset by lower equity trading revenues. Debt trading revenues benefited from improved market conditions particularly in Asia, compared with the year-ago period, while debt origination fees declined during part of the 1999 second quarter. Strategic services fees increased significantly from both the 1998 second quarter and the 1999 first quarter, benefiting from higher levels of merger and acquisition activity. During the 1999 second quarter, Merrill Lynch also established the Direct Markets unit, an electronic commerce initiative. (See Strategic Business Initiatives for further information.)


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

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $11.0 billion in common equity, $425 million in preferred stock, and $2.6 billion of preferred securities issued by subsidiaries at June 25, 1999. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities(Service Mark)("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $14.1 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

--------------------------------------- -------------- ----------------
                                                         ADJUSTED
                                         LEVERAGE        LEVERAGE
                                            RATIO(1)        RATIO(2)
----------------------------------------------------------------------
PERIOD-END
   June 25, 1999                            23.1x           14.0x
   December 25, 1998                        23.5x           15.5x

AVERAGE(3)
   Six months ended June 25, 1999           24.3x           15.1x
   Year ended December 25, 1998             32.9x           19.2x
--------------------------------------- -------------- ----------------
(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less (a) securities received as collateral, net of securities pledged as collateral, (b) securities pledged as collateral, and (c) receivables under resale agreements and securities borrowed transactions, to total stockholders' equity and preferred securities issued by subsidiaries.
(3)     Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Commercial paper outstanding totaled $13.2 billion at June 25, 1999 and $16.8 billion at December 25, 1998, which was equal to 4.1% and 5.6% of total assets at second quarter-end 1999 and year-end 1998, respectively. Outstanding long-term borrowings decreased to $56.1 billion at June 25, 1999 from $57.6 billion at December 25, 1998. Major components of the change in long-term borrowings during the 1999 first half follow:

---------------------------------------------------
(in billions)
---------------------------------------------------
 Balance at December 25, 1998              $57.6
 Issuances                                  11.4
 Maturities                                (12.2)
 Other, net                                  (.7)
                                           -----
 Balance at June 25, 1999 (1)              $56.1
                                           =====
---------------------------------------------------

(1) At the end of the 1999 second quarter, $46.0 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Other sources of liquidity are unsecured bank credit facilities that, at June 25, 1999, totaled $8.0 billion and were not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at June 25, 1999 as follows:

------------------------------------------------------------------------------
                                               SENIOR        PREFERRED STOCK
                                                DEBT           AND TOPrS
 RATING AGENCY                                RATINGS           RATINGS
------------------------------------------------------------------------------
 Duff & Phelps Credit Rating Co.                 AA                AA-
 Fitch IBCA, Inc.                                AA                AA-
 Japan Rating & Investment Information, Inc.     AA            Not Rated
 Moody's Investors Service, Inc.                 Aa3               aa3
 Standard & Poor's                               AA-                A
 Thomson BankWatch, Inc.                         AA+            Not Rated
------------------------------------------------------------------------------

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

For the six months of 1999, average total assets were $329 billion, down 4% from $342 billion for the 1998 fourth quarter. Average total liabilities decreased 4% to $315 billion from $329 billion for the 1998 fourth quarter. The major components in the decline in average total assets and liabilities for the six months of 1999 are summarized as follows:

----------------------------------------------------------------------------
(in millions)                                INCREASE (DECREASE)    CHANGE
----------------------------------------------------------------------------

AVERAGE ASSETS
   Trading assets                                  $(9,814)            (8)%
   Securities pledged as collateral                 (2,660)           (19)
   Receivables under resale agreements
     and securities borrowed transactions            2,278              2
----------------------------------------------------------------------------

AVERAGE LIABILITIES
   Payables under repurchase agreements
     and securities loaned transactions           $(10,145)             (9)%
   Commercial paper and other short-term
     borrowings                                     (8,111)            (24)
   Obligation to return securities received
     as collateral                                    (954)             (5)
   Trading liabilities                               3,976               6
   Long-term borrowings                              2,980               5
----------------------------------------------------------------------------


Merrill Lynch reduced its balance sheet levels during the 1998 fourth quarter. Average balances in the 1999 first half were lower in comparison due to continued reductions in debt trading assets and related funding, primarily repurchase agreements. Lower matched-book activity also contributed to the reductions in payables under repurchase agreements and securities loaned transactions, as well as declines in securities pledged as collateral and obligation to return securities received as collateral. The decrease in commercial paper and other short-term borrowings resulted from a shift towards longer-term borrowings, primarily during the 1999 first quarter, and reductions in certain non-trading assets. Merrill Lynch continually monitors its balance sheet and reassesses its funding needs.

--------------------------------------------------------------------------------
 NON-INVESTMENT GRADE HOLDINGS
--------------------------------------------------------------------------------

Non-investment grade holdings, which include transactions with highly leveraged counterparties, involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes these risks and, whenever possible, employs strategies to mitigate exposures. The specific components and overall level of non-investment grade positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have increased in recent years to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. During the past year, however, these exposures were reduced in conjunction with the reduction in the balance sheet. Non-investment grade holdings have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade trading exposures:

--------------------------------------------------------------------
                                           JUNE 25,     DECEMBER 25,
(in millions)                                 1999(1)          1998
--------------------------------------------------------------------
Trading assets:
  Cash instruments                          $6,463           $7,606
  Derivatives                                4,187            4,675
Trading liabilities - cash instruments      (1,151)            (920)
Collateral on derivative assets             (1,174)          (2,192)
                                            ------           ------
Net trading asset exposure                  $8,325           $9,169
                                            ======           ======
--------------------------------------------------------------------
(1) At June 25, 1999, Merrill Lynch had derivatives with a notional value of $1.7 billion which may subject the company to additional future credit exposure, and derivatives with investment grade counterparties with a notional value of $1.1 billion which hedge certain on and off balance sheet credit exposure.

Among the trading exposures included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 25, 1999, the carrying value of such debt and equity securities totaled $90 million, of which 83% resulted from Merrill Lynch's market-making activities in such securities. This compared with $74 million at December 25, 1998, of which 84% related to market-making activities. Also included are distressed bank loans with a carrying value totaling $153 million and $156 million at June 25, 1999 and December 25, 1998, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:

--------------------------------------------------------------------
                                             JUNE  25,   DECEMBER 25,
(in millions)                                    1999           1998
--------------------------------------------------------------------
Marketable investment securities               $    8         $   39
Investments of insurance subsidiaries             110            148
Loans (net of allowance for loan losses):
   Bridge loans                                     -             66
   Other loans(1)                                 727          1,058
Other investments:
   Partnership interests(2)                     1,094            852
   Other equity investments(3)                    326            459
--------------------------------------------------------------------
(1) Represented outstanding loans to 117 and 80 companies at June 25, 1999 and December 25, 1998, respectively.
(2) Included is $451 and $279 million in investments at June 25, 1999 and December 25, 1998, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Invested in 99 and 89 enterprises at June 25, 1999 and December 25, 1998, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:

----------------------------------------------------------------------------
                                                     JUNE 25,    DECEMBER 25,
(in millions)                                           1999            1998
----------------------------------------------------------------------------

Additional commitments to invest in partnerships      $  205          $  227
Unutilized revolving lines of credit and other
     lending commitments                               1,156           1,678
----------------------------------------------------------------------------

At June 25, 1999, the largest industry exposure was to the financial services sector, which accounted for 38% of total non-investment grade positions.

--------------------------------------------------------------------------------
STATISTICAL DATA
--------------------------------------------------------------------------------

                                            2ND QTR.     3RD QTR.      4TH QTR.     1ST QTR.     2ND QTR.
                                                1998         1998          1998         1999         1999
                                           ---------   ----------    ----------   ----------   ----------
CLIENT ACCOUNTS (in billions):
U.S. Client Assets                          $  1,110     $  1,065      $  1,164     $  1,186     $  1,226
Non-U.S. Client Assets                           270          254           282          298          304
                                            --------     --------      --------     --------     --------
Total Assets in Client Accounts or
    Under Management                        $  1,380     $  1,319      $  1,446     $  1,484     $  1,530
                                            ========     ========      ========     ========     ========

ASSETS UNDER MANAGEMENT:                    $    491     $    467      $    501     $    515     $    516

   Retail                                        263          255           276          274          275
   Institutional                                 228          212           225          241          241

   Equity                                        266          238           262          267          272
   Fixed-Income/Other                            225          229           239          248          244

   U.S                                           292          279           298          306          310
   Non-U.S                                       199          188           203          209          206

FEE-BASED PROGRAM ASSETS(a)                 $     58     $     55      $     64     $     70     $     81
-------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
   Volume (in billions)                     $    120     $     81      $     87     $    113     $    105
   Market Share                                 14.7%        13.5%         13.7%        11.7%        11.6%
U.S. Debt and Equity:
   Volume (in billions)                     $    104     $     68      $     71     $     94     $     80
   Market Share                                 16.9%        14.9%         15.3%        15.4%        13.9%
-------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
   U.S                                        47,600       47,700        46,500       46,100       46,700
   Non-U.S                                    16,000       17,900        17,300       17,000       17,300
                                             -------      -------       -------      -------      -------
   Total                                      63,600       65,600        63,800       63,100       64,000
                                             =======      =======       =======      =======      =======
Financial Consultants and
   Other Investment Professionals             17,600       18,100        18,200       18,200       18,500
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (Loss) (in millions)           $    549     $   (163)     $    359     $    609     $    673
Economic Profit(b)                               244         (485)           43          275          310
Annualized Return on Average
   Common Stockholders' Equity                  23.6%        (7.3)%        14.8%        24.6%        25.4%
Earnings (Loss) per Common Share:
   Basic                                    $   1.52     $   (.48)     $    .97     $   1.65     $   1.80
   Diluted                                      1.31         (.48)          .86         1.44         1.57
-------------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                $370,571     $353,391      $299,804     $314,620     $324,740
Total Stockholders' Equity                     9,897        9,779        10,132       10,692       11,446
Book Value Per Common Share                    26.62        26.12         26.89        28.05        29.87
-------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
Weighted-Average Shares Outstanding:
   Basic                                     355,289      357,620       359,864      364,039      368,273
   Diluted                                   411,385      357,620       404,872      415,662      421,267
Common Shares Outstanding                    356,280      358,492       361,209      366,168      368,960
-------------------------------------------------------------------------------------------------------------

(a) Includes Merrill Lynch Consults(Registered Trademark), Mutual Fund Advisor(Service Mark), Asset Power(Service Mark), Global Funds Advisor(Service Mark), and Financial Advantage(Service Mark).
(b) Net earnings available to common shareholders less the cost of common equity capital.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
On April 14, 1999, ML & Co. held its Annual Meeting of Stockholders. Further details concerning matters submitted for vote of security holders can be found in ML & Co.'s Quarterly Report on Form 10-Q for the quarter ended March 26, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     (4) Instruments defining the rights of security holders, including indentures:

               Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission (the "SEC"), upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.

     (10)(i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 26, 1999.

         (ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan for Managers and Producers, as amended on July 26, 1999.

         (iii) Merrill Lynch & Co., Inc. Equity Capital Accumulation Plan, as amended on July 26, 1999.

     (11)      Statement re: computation of per common share earnings.

     (12)      Statement re: computation of ratios.

     (15)      Letter re: unaudited interim financial information.

     (27)      Financial Data Schedule.

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by ML & Co. with the SEC during the quarterly period covered by this Report:

     (i) Current Report dated April 13, 1999 for the purpose of filing the Preliminary Unaudited Earnings Summary of ML & Co. for the three-month period ended March 26, 1999.

     (ii) Current Report dated April 19, 1999 for the purpose of filing the form of ML & Co.'s Consumer Staples Select Sector SPDRs(Registered Trademark) Fund Market Index Target-Term Securities(Registered Trademark) due April 19, 2006.


__________________
   SPDRs is a registered trademark of The McGraw-Hill Companies, Inc. and has been licensed for use in connection with the listing and trading of Select Sector SPDRs on the American Stock Exchange.

     (iii) Current Report dated May 26, 1999 for the purpose of filing the form of ML & Co.'s Major 11 International Market Index Target-Term Securities due May 26, 2006.

     (iv) Current Report dated May 28, 1999 for the purpose of filing the form of ML & Co.'s Select Sector SPDRs Fund Growth Portfolio Market
            Index Target-Term Securities due May 25, 2006.

     (v) Current Report dated May 28, 1999 for the purpose of filing the form of the warrant agreement, including a form of the warrant, for ML & Co.'s Russell 2000(Registered Trademark) Index Call Warrants expiring May 25, 2001.

     (vi) Current Report dated June 1, 1999 for the purpose of filing a press release announcing a new model for personal financial services.

     (vii) Current Report dated June 25, 1999 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities based upon the Dow Jones Industrial Average(Service Mark) due June 26, 2006.

                               INDEX TO EXHIBITS

Exhibits

10(i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 26, 1999.

  (ii) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan for Managers and Producers, as amended on July 26, 1999.

  (iii) Merrill Lynch & Co., Inc. Equity Capital Accumulation Plan, as amended on July 26, 1999.

11       Statement re: computation of per common share earnings.

12       Statement re: computation of ratios.

15       Letter re: unaudited interim financial information.

27       Financial Data Schedule.