Form 10-Q
period 1999-09-24
MERRILL LYNCH & CO INC
filed 1999-11-05
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            SEPTEMBER 24, 1999
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

366,660,192 shares of Common Stock and 4,009,359 Exchangeable Shares as of the close of business on October 29, 1999. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                           PART I. FINANCIAL INFORMATION
                           -----------------------------
ITEM 1.  Financial Statements
         --------------------
                                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                                FOR THE THREE MONTHS ENDED
                                                           ------------------------------------
                                                           SEPT. 24,      SEPT. 25,  PERCENT(1)
(dollars in millions, except per share amounts)                1999           1998   INC. (DEC.)
                                                           --------       --------   ----------

NET REVENUES
  Commissions                                               $ 1,440        $ 1,449         (0.7)%
  Principal transactions                                      1,059            279        279.6
  Investment banking                                            948            711         33.3
  Asset management and portfolio service fees                 1,183          1,043         13.5
  Other                                                         117            151        (22.7)
                                                            -------        -------
     Subtotal                                                 4,747          3,633         30.7

  Interest and dividends                                      3,665          4,712        (22.2)
  Interest expense                                            3,144          4,496        (30.1)
                                                            -------        -------
     Net interest profit                                        521            216        141.3
                                                            -------        -------

  TOTAL NET REVENUES                                          5,268          3,849         36.9
                                                            -------        -------

NON-INTEREST EXPENSES
  Compensation and benefits                                   2,746          2,009         36.7
  Communications and technology                                 481            487         (1.3)
  Occupancy and related depreciation                            230            227          1.3
  Advertising and market development                            190            203         (6.4)
  Brokerage, clearing, and exchange fees                        170            186         (8.9)
  Professional fees                                             144            165        (12.9)
  Goodwill amortization                                          57             55          3.6
  Provision for costs related to staff reductions                 -            430          N/M
  Other                                                         359            292         23.0
                                                            -------        -------
  TOTAL NON-INTEREST EXPENSES                                 4,377          4,054          7.9
                                                            -------        -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                   891           (205)         N/M

Income Tax Expense (Benefit)                                    271            (75)         N/M

Dividends on Preferred Securities Issued by Subsidiaries         48             33         48.6
                                                            -------        -------

NET EARNINGS (LOSS)                                         $   572        $  (163)         N/M
                                                            =======        =======

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS       $   562        $  (173)         N/M
                                                            =======        =======

EARNINGS (LOSS) PER COMMON SHARE
    Basic                                                   $  1.52        $ (0.48)         N/M
                                                            =======        =======

    Diluted                                                 $  1.34        $ (0.48)         N/M
                                                            =======        =======

DIVIDEND PAID PER COMMON SHARE                              $  0.27        $  0.24         12.5
                                                            =======        =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                     370.3          357.6          3.6
                                                            =======        =======

    Diluted                                                   419.1          357.6         17.2
                                                            =======        =======

------------------------------------------------------------

(1) Percentages are based on actual numbers before rounding.
 N/M:  Not Meaningful.
 See Notes to Consolidated Financial Statements

                                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                  FOR THE NINE MONTHS ENDED
                                                            -----------------------------------
                                                            SEPT. 24,      SEPT. 25, PERCENT(1)
(dollars in millions, except per share amounts)                 1999           1998  INC. (DEC.)
                                                            --------       --------  ----------

NET REVENUES
  Commissions                                               $ 4,599        $ 4,375          5.1 %
  Principal transactions                                      3,568          2,439         46.3
  Investment banking                                          2,489          2,440          2.0
  Asset management and portfolio service fees                 3,452          3,156          9.3
  Other                                                         424            368         15.4
                                                            -------        -------
      Subtotal                                               14,532         12,778         13.7

  Interest and dividends                                     11,077         13,951        (20.6)
  Interest expense                                            9,635         13,263        (27.4)
                                                            -------        -------
      Net interest profit                                     1,442            688        109.7
                                                            -------        -------

TOTAL NET REVENUES                                           15,974         13,466         18.6
                                                            -------        -------

NON-INTEREST EXPENSES
  Compensation and benefits                                   8,237          6,980         18.0
  Communications and technology                               1,497          1,311         14.2
  Occupancy and related depreciation                            689            645          6.7
  Advertising and market development                            543            580         (6.3)
  Brokerage, clearing, and exchange fees                        494            509         (3.0)
  Professional fees                                             404            459        (12.0)
  Goodwill amortization                                         170            166          2.5
  Provision for costs related to staff reductions                 -            430          N/M
  Other                                                       1,022            809         26.4
                                                            -------        -------
TOTAL NON-INTEREST EXPENSES                                  13,056         11,889          9.8
                                                            -------        -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                 2,918          1,577         85.0

Income Tax Expense                                              918            595         54.4

Dividends on Preferred Securities Issued by Subsidiaries        146             82         76.7
                                                            -------        -------

NET EARNINGS                                                $ 1,854        $   900        106.0
                                                            =======        =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS              $ 1,825        $   871        109.4
                                                            =======        =======

EARNINGS PER COMMON SHARE
     Basic                                                  $  4.97        $  2.46        102.0
                                                            =======        =======

     Diluted                                                $  4.36        $  2.14        103.7
                                                            =======        =======

DIVIDENDS PAID PER COMMON SHARE                             $  0.78        $  0.68         14.7
                                                            =======        =======

AVERAGE SHARES USED IN COMPUTING
 EARNINGS PER COMMON SHARE
    Basic                                                     367.6          354.1          3.8
                                                            =======        =======

    Diluted                                                   418.7          406.7          2.9
                                                            =======        =======
------------------------------------------------------------

(1)  Percentages are based on actual numbers before rounding.
 N/M: Not Meaningful.
 See Notes to Consolidated Financial Statements

                                      MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               SEPT. 24,    DEC. 25,
(dollars in millions)                                                                              1999        1998
--------------------------------------------------------------------------------               --------    --------

ASSETS

CASH AND CASH EQUIVALENTS                                                                      $ 12,014    $ 12,530

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                        5,034       6,590

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                         95,703      87,713

MARKETABLE INVESTMENT SECURITIES                                                                  6,436       4,605

TRADING ASSETS, AT FAIR VALUE
  Equities and convertible debentures                                                            20,859      25,318
  Contractual agreements                                                                         21,260      21,979
  Corporate debt and preferred stock                                                             22,429      21,166
  U.S. Government and agencies                                                                   10,624      15,421
  Non-U.S. governments and agencies                                                               6,505       7,474
  Mortgages, mortgage-backed, and asset-backed                                                    6,980       7,023
  Other                                                                                           3,171       3,358
                                                                                               --------    --------
                                                                                                 91,828     101,739
  Securities received as collateral, net of securities pledged as collateral                      9,581       6,106
                                                                                               --------    --------
  Total                                                                                         101,409     107,845
                                                                                               --------    --------

SECURITIES PLEDGED AS COLLATERAL                                                                 13,652       8,184
                                                                                               --------    --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $49 in 1999 and $48 in 1998)              34,276      29,559
  Brokers and dealers                                                                            10,181       8,872
  Interest and other                                                                              8,078       9,278
                                                                                               --------    --------
  Total                                                                                          52,535      47,709
                                                                                               --------    --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                             4,255       4,485

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $144 in 1999 and                 9,018       7,687
  $124 in 1998)

OTHER INVESTMENTS                                                                                 2,966       2,590

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
   amortization of $3,909 in 1999 and $3,482 in 1998)                                             3,007       2,761

GOODWILL (net of accumulated amortization of $494 in 1999 and $338 in 1998)                       5,081       5,364

OTHER ASSETS                                                                                      1,826       1,741
                                                                                                -------    --------

TOTAL ASSETS                                                                                   $312,936    $299,804
                                                                                               ========    ========


 See Notes to Consolidated Financial Statements

                                      MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               SEPT. 24,    DEC. 25,
(dollars in millions, except per share amount)                                                     1999        1998
--------------------------------------------------------------------------                     --------     -------
LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                               $ 69,724    $ 67,127

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                 13,680      18,679

DEMAND AND TIME DEPOSITS                                                                         16,852      13,744

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                         26,284      23,840
  Equities and convertible debentures                                                            14,585      21,558
  U.S. Government and agencies                                                                   14,377       7,939
  Non-U.S. governments and agencies                                                               6,419       7,245
  Corporate debt and preferred stock                                                              5,207       2,878
  Other                                                                                             250         254
                                                                                               --------    --------
  Total                                                                                          67,122      63,714
                                                                                               --------    --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                           23,233      14,290
                                                                                               --------    --------

OTHER PAYABLES
  Customers                                                                                      19,080      20,972
  Brokers and dealers                                                                            10,632       7,899
  Interest and other                                                                             18,230      18,738
                                                                                               --------    --------
  Total                                                                                          47,942      47,609
                                                                                               --------    --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                             4,160       4,319

LONG-TERM BORROWINGS                                                                             55,400      57,563
                                                                                               --------    --------

TOTAL LIABILITIES                                                                               298,113     287,045
                                                                                               --------    --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                       2,723       2,627
                                                                                               --------    --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                      425         425
                                                                                               --------    --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                              59          66
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
       issued: 1999 - 472,661,774; 1998 - 472,660,324                                               630         630
  Paid-in capital                                                                                 1,763       1,427
  Accumulated other comprehensive loss (net of tax)                                                (303)       (122)
  Retained earnings                                                                              12,010      10,475
                                                                                               --------    --------
                                                                                                 14,159      12,476
Less:  Treasury stock, at cost: 1999 - 106,662,270 shares; 1998 - 116,376,259 shares              1,856       2,101
       Employee stock transactions                                                                  628         668
                                                                                               --------    --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                11,675       9,707
                                                                                               --------    --------

TOTAL STOCKHOLDERS' EQUITY                                                                       12,100      10,132
                                                                                               --------    --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                     $312,936    $299,804
                                                                                               ========    ========

 See Notes to Consolidated Financial Statements

                                 MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                            FOR THE NINE MONTHS ENDED
                                                                                            -------------------------
   (dollars in millions)                                                                       SEPT. 24,   SEPT. 25,
                                                                                                   1999        1998
                                                                                               --------    --------

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                $  1,854    $    900
   Noncash items included in earnings:
      Depreciation and amortization                                                                 515         428
      Policyholder reserves                                                                         154         171
      Goodwill amortization                                                                         170         166
      Other                                                                                         555         397
   (Increase) decrease in operating assets(a):
      Trading assets                                                                              9,166      (9,845)
      Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                                  1,556        (152)
      Receivables under resale agreements and securities borrowed transactions                   (7,990)     (8,647)
      Customer receivables                                                                       (4,717)     (2,564)
      Brokers and dealers receivables                                                            (1,309)     (2,138)
      Other                                                                                         534        (273)
   Increase (decrease) in operating liabilities(a):
      Trading liabilities                                                                         3,408      (1,290)
      Payables under repurchase agreements and securities loaned transactions                     2,597      21,007
      Customer payables                                                                          (1,892)      3,213
      Brokers and dealers payables                                                                2,733       1,545
      Other                                                                                        (707)        909
                                                                                               --------    --------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                       6,627       3,827
                                                                                               --------    --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (payments for):
      Maturities of available-for-sale securities                                                 3,460       3,011
      Sales of available-for-sale securities                                                      2,344       2,227
      Purchases of available-for-sale securities                                                 (6,693)     (6,204)
      Maturities of held-to-maturity securities                                                     709         628
      Purchases of held-to-maturity securities                                                     (744)       (643)
      Loans, notes, and mortgages                                                                (1,350)     (2,872)
      Acquisitions, net of cash acquired                                                            (20)     (5,227)
      Other investments and other assets                                                           (348)       (757)
      Equipment and facilities                                                                     (762)       (888)
      Disposition of subsidiary                                                                       -          61
                                                                                               --------    --------

      CASH USED FOR INVESTING ACTIVITIES                                                         (3,404)    (10,664)
                                                                                               --------    --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments for):
      Commercial paper and other short-term borrowings                                           (4,999)     (4,574)
      Demand and time deposits                                                                    3,108       2,931
      Issuance and resale of long-term borrowings                                                12,800      22,611
      Settlement and repurchase of long-term borrowings                                         (14,432)    (11,052)
      Issuance of subsidiaries' preferred securities                                                 96       1,150
      Issuance of treasury stock                                                                    182         169
      Other common stock transactions                                                              (175)       (165)
      Dividends                                                                                    (319)       (267)
                                                                                               --------    --------
      CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                           (3,739)     10,803
                                                                                               --------    --------
  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (516)      3,966

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  12,530      12,073
                                                                                               --------    --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 12,014    $ 16,039
                                                                                               ========    ========
(a)  Net of effects of acquisitions.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes                                                                                $    657    $    432
   Interest                                                                                       9,616      12,690


See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 24, 1999
                 (dollars in millions, except per share amounts)


--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------
The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 25, 1998 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and nine-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments, consisting only of normal recurring accruals and a 1998 provision for costs related to staff reductions, necessary for a fair statement of the results of operations have been included.

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

--------------------------------------------------------------------------------
NOTE 2. SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
Short-term borrowings at September 24, 1999 and December 25, 1998 are presented below:

---------------------------------------------------------------------------------------
                                                             SEPT. 24,         DEC. 25,
                                                                 1999             1998
                                                             --------          -------
PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
   Repurchase agreements                                     $ 62,219          $59,501
   Securities loaned transactions                               7,505            7,626
                                                             --------          -------
   Total                                                     $ 69,724          $67,127
                                                             ========          =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                          $ 11,720          $16,758
   Bank loans and other                                         1,960            1,921
                                                             --------          -------
   Total                                                     $ 13,680          $18,679
                                                             ========          =======

DEMAND AND TIME DEPOSITS
   Demand                                                    $  4,871          $ 4,454
   Time                                                        11,981            9,290
                                                             --------          -------
   Total                                                     $ 16,852          $13,744
                                                             ========          =======
---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3. PREFERRED SECURITIES ISSUED BY SUBSIDIARIES
--------------------------------------------------------------------------------

In July 1999, Merrill Lynch Yen TOPrS Trust 1 (the "Issuing Trust") issued (Yen) 10 billion ($96 at September 24, 1999) of 2.7% Yen Trust Originated Preferred Securities. The Issuing Trust holds preferred securities of a trust (the "Funding Trust") which is also a subsidiary of ML & Co. The assets of the Funding Trust consist primarily of debt securities of ML & Co. and certain of its controlled affiliates. ML & Co. has guaranteed, on a subordinated basis, certain payments of the Issuing Trust and the Funding Trust.

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

Operating results by business segment follow:

------------------------------------------------------------------------------------------------------------------------------------

                                                WEALTH               CORPORATE
                                            MANAGEMENT          CICG     ITEMS         TOTAL
                                            ----------      -------- ---------      --------
THREE MONTHS ENDED
SEPT. 24, 1999

Net interest revenue (a)                       $   325      $    255  $    (59)(b)  $    521
All other revenues                               2,639         2,108         -         4,747
                                               -------      --------  --------      --------
Net revenues                                     2,964         2,363       (59)        5,268
Non-interest expenses                            2,551         1,769        57 (c)     4,377
                                               -------      --------  --------      --------
Earnings before income taxes                       413           594      (116)          891
Income tax expense (benefit)                       139           160       (28)          271
Dividends on preferred securities
  issued by subsidiaries                             -             -        48            48
                                               -------      --------  --------      --------
Net earnings                                   $   274      $    434  $   (136)     $    572
                                               =======      ========  ========      ========

Total assets                                   $57,261      $250,594  $  5,081      $312,936
                                               =======      ========  ========      ========
------------------------------------------------------------------------------------------------------------------------------------

                                                WEALTH               CORPORATE
                                            MANAGEMENT          CICG     ITEMS         TOTAL
                                            ----------      -------- ---------      --------

THREE MONTHS ENDED
SEPT. 25, 1998

Net interest revenue (a)                       $   235      $     62  $    (81)(b)  $    216
All other revenues                               2,573         1,060         -         3,633
                                               -------      --------  --------      --------
Net revenues                                     2,808         1,122       (81)        3,849
Non-interest expenses, excluding
  staff reduction provision                      2,384         1,185        55 (c)     3,624
Provision for costs related to staff
  reductions                                         -             -       430 (d)       430
                                               -------      --------  --------      --------
Earnings (loss) before income taxes                424           (63)     (566)         (205)
Income tax expense (benefit)                       192           (49)     (218)          (75)
Dividends on preferred securities
  issued by subsidiaries                             -             -        33            33
                                               -------      --------  --------      --------

Net earnings (loss)                            $   232      $    (14) $   (381)     $   (163)
                                               =======      ========  ========      ========

Total  assets                                  $44,193      $303,785  $  5,413      $353,391
                                               =======      ========  ========      ========
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                WEALTH               CORPORATE
                                            MANAGEMENT          CICG     ITEMS         TOTAL
                                            ----------      -------- ---------      --------

NINE MONTHS ENDED
SEPT. 24, 1999

Net interest revenue (a)                       $   895      $    735  $   (188)(b)  $  1,442
All other revenues                               8,254         6,278         -        14,532
                                               -------      --------  --------      --------
Net revenues                                     9,149         7,013      (188)       15,974
Non-interest expenses                            7,722         5,164       170 (c)    13,056
                                               -------      --------  --------      --------
Earnings before income taxes                     1,427         1,849      (358)        2,918
Income tax expense (benefit)                       519           525      (126)          918
Dividends on preferred securities
  issued by subsidiaries                             -             -       146           146
                                               -------      --------  --------      --------

Net earnings                                   $   908      $  1,324  $   (378)     $  1,854
                                               =======      ========  ========      ========
------------------------------------------------------------------------------------------------------------------------------------

                                                WEALTH               CORPORATE
                                            MANAGEMENT          CICG     ITEMS         TOTAL
                                            ----------      -------- ---------      --------

NINE MONTHS ENDED
SEPT. 25, 1998

Net interest revenue (a)                       $   696      $    218  $   (226)(b)  $    688
All other revenues                               7,809         4,969         -        12,778
                                               --------     --------  --------      --------
Net revenues                                     8,505         5,187      (226)       13,466
Non-interest expenses, excluding
  staff reduction provision                      7,030         4,263       166 (c)    11,459
Provision for costs related to staff
  reductions                                         -             -       430 (d)       430
                                               --------     --------  --------      --------
Earnings before income taxes                     1,475           924      (822)        1,577
Income tax expense (benefit)                       629           264      (298)          595
Dividends on preferred securities
  issued by subsidiaries                             -             -        82            82
                                               -------      --------  --------      --------

Net earnings                                   $   846      $    660  $   (606)     $    900
                                               =======      ========  ========      ========
------------------------------------------------------------------------------------------------------------------------------------

(a) Management views interest income net of interest expense in evaluating results.
(b) Represents Mercury financing costs.
(c) Represents goodwill amortization from acquisitions.
(d) Had this amount been allocated to segments, $163 and $267 would have been allocated to Wealth Management and CICG, respectively.

--------------------------------------------------------------------------------
NOTE 5. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         ---------------------        -------------------------
                                                         SEPT. 24,    SEPT. 25,       SEPT. 24,        SEPT. 25,
                                                             1999         1998            1999             1998
                                                         --------     --------        --------         --------

Net earnings (loss)                                      $    572      $  (163)       $  1,854         $    900
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                              41           (9)           (118)              (4)
  Net unrealized losses on investment
   securities available-for-sale                              (25)          (9)            (63)              (8)
                                                         --------     --------        --------         --------
Total other comprehensive income (loss), net                   16          (18)           (181)             (12)
                                                         --------     --------        --------         --------
Comprehensive income (loss)                              $    588     $   (181)       $  1,673         $    888
                                                         ========     ========        ========         ========
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6. EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   ---------------------------          -------------------------
                                                   SEPT. 24,          SEPT. 25,         SEPT. 24,        SEPT. 25,
                                                       1999               1998              1999             1998
                                                   --------           --------          --------         --------
Net earnings(loss)                                 $    572           $   (163)         $  1,854         $    900
Preferred stock dividends                                10                 10                29               29
Net earnings(loss) applicable to                   --------           --------          --------         --------
    common stockholders                            $    562           $   (173)         $  1,825         $    871
                                                   ========           ========          ========         ========


(shares in thousands)
Weighted-average shares outstanding                 370,347            357,620           367,553          354,134
                                                   --------           --------          --------         --------
Effect of dilutive instruments(1)(2):
   Employee stock options                            27,105             29,546            29,307           30,853
   FCCAAP shares                                     16,195             16,232            16,461           16,710
   Restricted units                                   5,409              5,023             5,298            4,947
   ESPP shares                                           34                 32                54               52
                                                   --------           --------          --------         --------
   Dilutive potential common shares                  48,743             50,833            51,120           52,562
                                                   --------           --------          --------         --------
Total weighted-average diluted shares               419,090            408,453 (3)       418,673          406,696
                                                   ========           ========          ========         ========

------------------------------------------------------------------------------------------------------------------------------------
Basic earnings(loss) per common share              $   1.52           $  (0.48)         $   4.97         $   2.46
Diluted earnings(loss) per common share            $   1.34           $  (0.48)(3)      $   4.36         $   2.14
------------------------------------------------------------------------------------------------------------------------------------

(1) During the 1999 third quarter, there were 4,093 instruments that were considered antidilutive and were not included in the above computations.
(2) See Note 10 to Consolidated Financial Statements in the 1998 Annual Report included as an exhibit to Form 10-K for a description of these instruments.
(3) Since accounting principles require that a net loss not be diluted by potential common shares, diluted loss per share for the 1998 third quarter is calculated using only weighted-average shares outstanding.

--------------------------------------------------------------------------------
NOTE 7. DERIVATIVES, COMMITMENTS, AND OTHER CONTINGENCIES
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:

------------------------------------------------------------------------------------------------------------------------------------
                                          Interest                      Equity      Commodity
                                              Rate       Currency        Price          Price
(in billions)                                 Risk(1)(2)     Risk(3)      Risk           Risk
------------------------------------------------------------------------------------------------------------------------------------

SEPT. 24, 1999
--------------
Swap agreements                             $2,536           $137         $ 25          $  7
Forward contracts                              110            170            -             1
Futures contracts                              271              5           12             1
Options purchased                              136             80           51             6
Options written                                243             87           54             7

DEC. 25, 1998
-------------
Swap agreements                             $2,006           $170         $ 19          $  5
Forward contracts                               62            229            -             6
Futures contracts                              184              2           10             3
Options purchased                              254             93           71             4
Options written                                192             96           58             6
------------------------------------------------------------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

The notional or contractual amounts of derivatives at September 24, 1999 and December 25, 1998 used to hedge all other exposures, primarily borrowings, follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                       SEPT. 24,                   DEC. 25,
(in billions)                                              1999                       1998
                                                       --------                    -------
Interest rate derivatives(1)                                $68                        $71
Currency derivatives(1)                                      23                         19
Equity derivatives                                            5                          5
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes swap contracts totaling $2 billion in notional amounts that contain embedded options hedging callable debt at September 24, 1999 and December 25, 1998.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which intermediate interest rate, currency, and equity risks with third parties. Realized gains and losses on early terminations of derivatives are deferred over the remaining lives of the hedged assets or liabilities. At September 24, 1999, $29 of such gains were deferred; $20 of this amount will be recognized over the next year and the remaining $9 will be recognized over the next five years.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of September 24, 1999 would not have a material effect on the consolidated financial condition of Merrill Lynch. Subsequent to quarter end, Merrill Lynch extended a $2.5 billion loan commitment to an investment grade company in connection with a proposed acquisition transaction. Merrill Lynch intends to syndicate a significant portion of this loan commitment.

Refer to Part II - Other Information for a discussion of legal proceedings.

In September 1999, Merrill Lynch paid remaining liabilities of $400 and $17 plus interest in settlement of the Orange County action and the related Irvine Ranch Water District action, respectively.

--------------------------------------------------------------------------------
NOTE 8. REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 24, 1999, MLPF&S's regulatory net capital of $4,147 was 17% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $3,663.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 24, 1999, MLI's financial resources were $3,574 and exceeded the minimum requirement by $926.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in
U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 24, 1999, MLGSI's liquid capital of $1,627 was 387% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,122.


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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 24, 1999, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 24, 1999 and September 25, 1998 and the condensed consolidated statement of cash flows for the nine-month periods ended September 24, 1999 and September 25, 1998. These financial statements are the responsibility of Merrill Lynch's management.

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

/s/ Deloitte and Touche LLP

New York, New York
November 5, 1999

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

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, diminishing margins in many mature products and services, as well as significant growth in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the imminent repeal of the laws separating commercial and investment banking activities and other financial services, have increased the number of companies competing for a similar customer base.

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

MERRILL LYNCH UNDERTAKES NO RESPONSIBILITY TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial markets were affected by a modest slowdown during the 1999 third quarter, after a generally strong first six months. A midsummer U.S. stock market correction, combined with uncertainty regarding the direction of U.S. interest rates and weakness in the U.S. dollar versus the Japanese yen, contributed to lower trading and debt underwriting activity industrywide. Investor and issuer demand were up significantly from the 1998 third quarter, when an unprecedented widening of credit spreads and diminished liquidity negatively impacted global financial markets.

Long-term U.S. interest rates, as measured by the yield on the 30 year U.S. Treasury bond, declined slightly during the 1999 third quarter, but were higher compared with the year-ago period. Short-term U.S. rates, however, rose in June and again in August, when the Federal Reserve raised the overnight lending rate twenty-five basis points. Long-term interest rates in Europe generally increased during the 1999 third quarter, and were higher compared with the 1998 third quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened in the 1999 third quarter, but not as dramatically as in the year-ago period.

U.S. equity indices, which posted overall gains during the 1999 first half, lost some of their momentum in the 1999 third quarter. The Federal Reserve's decision to raise the overnight lending rate on two separate occasions, in addition to investor concern about potential rate increases and inflation, contributed to declines in most equity indices. The Dow Jones Industrial Average and the S&P 500 fell 5.8% and 6.6%, respectively, in the 1999 third quarter erasing all gains achieved since April, but were up 31.8% and 26.1%, respectively, from the end of the year-ago period. Aided by gains in certain technology stocks, the NASDAQ increased 2.2% in the quarter and 62.1% compared with the end of the 1998 third quarter.

The renewed strength of the Japanese yen and concern over rising U.S. interest rates prevented many global equity markets from achieving the significant gains recorded in the 1999 first half. During the quarter, Tokyo stocks rose 20% in U.S. dollar terms but only 5% in local currency terms as the Bank of Japan's monetary policy remained unchanged. Virtually all other Asian equity markets suffered declines during the quarter, while Latin American equity indices gave up nearly all of the gains posted earlier in the year. European markets continued their sluggish performance during the 1999 third quarter, as evidenced by the decline in most equity indices and the continued weakening of the euro.

Concerns over U.S. interest rates contributed to a decrease in global debt underwriting volume during the 1999 third quarter, which declined 25% from $399 billion in the 1999 second quarter to approximately $300 billion, according to Thomson Financial Securities Data. In addition, the 1999 third quarter had the lowest high-yield debt underwriting volume since the 1996 third quarter. Equity issuances were down from the 1999 second quarter, but were nearly double the 1998 third quarter volume.

Strategic services activities remained strong during the 1999 third quarter, reflecting a continuation of the high level of merger and acquisition activity experienced in the 1999 first half. Global announced mergers and acquisitions totaled $766 billion in the 1999 third quarter, up from $552 billion in the 1999 second quarter and $535 billion in the year-ago period, according to Thomson Financial Securities Data. Non-U.S. strategic services continued to dominate merger and acquisition activity, with European companies involved in four of the five largest announced transactions during the 1999 third quarter.

Due to changes in the competitive environment, Merrill Lynch continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives. Merrill Lynch seeks to mitigate the effects of volatility and market downturns by exploring selective expansion of its global presence, developing and maintaining long-term client relationships, monitoring costs and risks, and continuing to diversify revenue sources.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------



                                                             FOR THE THREE MONTHS ENDED             INCREASE (DECREASE)
                                                    -------------------------------------------         3Q99 VERSUS
                                                   SEPT. 24,        JUNE 25,        SEPT. 25,       -------------------
(dollars in millions, except per share amounts)        1999            1999             1998          2Q99         3Q98
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                     $  8,412         $ 8,630         $  8,345            (3)%          1%
Net revenues                                          5,268           5,440            3,849            (3)          37
Pre-tax earnings (loss)                                 891           1,031             (205)          (14)         N/M
Net earnings (loss)                                     572             673             (163)          (15)         N/M
Net earnings (loss) applicable
   to common stockholders                               562             664             (173)          (15)         N/M
Earnings (loss) per common share
    Basic                                              1.52            1.80            (0.48) (1)      (16)         N/M
    Diluted                                            1.34            1.57            (0.48) (1)      (15)         N/M

Annualized return on average common
   stockholders' equity                                20.2%           25.4%            (7.3)%(2)
Effective tax rate                                     30.4            30.0             36.4
------------------------------------------------------------------------------------------------------------------------------------

(1) Excluding the special provision for staff reductions, basic and diluted earnings per common share were $0.32 and $0.28, respectively.
(2) Excluding the special provision for staff reductions, annualized return on average common stockholders' equity was 4.8%.

The following discussion compares the third quarters of 1999 and 1998 and, where appropriate, contrasts the 1999 third and second quarters.

Merrill Lynch's net earnings were $572 million for the 1999 third quarter, compared with a net loss of $163 million in the year-ago period, which included a special provision for costs related to staff reductions ($288 million after-tax, $430 million pre-tax). Excluding the special provision, net earnings were up $447 million from the 1998 third quarter. Basic and diluted earnings per common share for the 1999 third quarter were $1.52 and $1.34, respectively, versus $0.32 and $0.28 in the 1998 third quarter, excluding the special provision.

Net revenues were $5.3 billion, up 37% from the 1998 third quarter, led by record revenues in investment banking and asset management and portfolio service fees, and sharply higher principal transactions revenues and net interest. Non-U.S. net revenues advanced to 36% of total net revenues in the 1999 third quarter, versus 21% in the 1998 third quarter and 33% in the 1999 second quarter.

Net earnings for the 1999 nine months were a record $1.9 billion, versus $900 million in the corresponding 1998 period. Year-to-date basic and diluted earnings per common share were $4.97 and $4.36, respectively, compared with $2.46 and $2.14 in the corresponding 1998 period. Annualized return on average common stockholders' equity was 23.3% for the 1999 nine months versus 12.9% for the 1998 first nine months. Excluding the special provision, 1998 nine-month earnings were $1.2 billion, or $2.85 per diluted common share. On the same basis, annualized return on average common stockholders' equity was 17.1% in 1998.

Earnings on a cash basis, which exclude goodwill amortization, were $629 million for the 1999 third quarter, and $2.0 billion for the nine-month period. On the same basis, excluding the special provision, 1998 third quarter and nine-month earnings were $180 million and $1.4 billion, respectively.

Commissions revenues are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        -------------------------                -----------------------
                                        SEPT. 24,        SEPT. 25,      %        SEPT. 24,      SEPT. 25,        %
(in millions)                               1999             1998   INC.(DEC.)       1999           1998      INC.(DEC.)
------------------------------------------------------------------------------------------------------------------------------------

Listed and over-the-counter             $    800         $    818       (2)%     $  2,596       $  2,386          9%
Mutual funds                                 422              445       (5)         1,374          1,442         (5)
Other                                        218              186       17            629            547         15
                                        --------         --------                --------       --------
Total                                   $  1,440         $  1,449       (1)      $  4,599       $  4,375          5
                                        ========         ========                ========       ========
------------------------------------------------------------------------------------------------------------------------------------

Commissions revenues declined modestly from the 1998 third quarter as higher revenues from short-term debt instruments were more than offset by lower mutual fund sales and listed securities revenues. Lower industry trading volume contributed to these declines.

Significant components of interest and dividend revenues and interest expense follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 --------------------------         -----------------------
                                                 SEPT. 24,         SEPT. 25,        SEPT. 24,      SEPT. 25,
(in millions)                                        1999              1998             1999           1998
-----------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
Resale agreements and securities
   borrowed transactions                         $  1,397          $  1,969         $  4,184       $  5,989
Trading assets                                        788             1,251            2,529          3,685
Margin lending                                        703               712            2,071          2,105
Dividends                                             141               142              456            448
Other                                                 636               638            1,837          1,724
                                                 --------          --------         --------       --------
Total                                               3,665             4,712           11,077         13,951
                                                 ========          ========         ========       ========

INTEREST EXPENSE
Repurchase agreements and securities
   loaned transactions                              1,224             1,909            3,719          5,513
Borrowings                                          1,087             1,458            3,302          4,250
Trading liabilities                                   402               673            1,352          2,160
Other                                                 431               456            1,262          1,340
                                                 --------          --------         --------       --------
Total                                               3,144             4,496            9,635         13,263
                                                 ========          ========         ========       ========

NET INTEREST AND DIVIDEND PROFIT                 $    521          $    216         $  1,442       $    688
                                                 ========          ========         ========       ========
------------------------------------------------------------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit in the 1999 third quarter was sharply higher compared with the 1998 third quarter, partially due to lower funding costs, changes in asset composition, and a steepening yield curve.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" in the previous table, (decreased)/increased interest expense by $(69) million and $2 million for the 1999 and 1998 third quarters, respectively, and by $(234) million and $(20) million for the 1999 and 1998 nine months, respectively.

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

------------------------------------------------------------------------------------------------------------------------------------
                                           PRINCIPAL                NET                   TRADING
                                          TRANSACTIONS            INTEREST                  NET
                                            REVENUES              REVENUES                REVENUES
                                      ------------------    ------------------       -----------------
(in millions)                            1999       1998       1999       1998          1999      1998
------------------------------------------------------------------------------------------------------

THIRD QUARTER
-------------
Equities and equity derivatives       $   429    $   337    $   104    $    36       $   533   $   373
Debt and debt derivatives                 464       (190)        61        (63)          525      (253)
Mortgages and municipals                  119         80         63         66           182       146
Foreign exchange                           47         52         (1)        (2)           46        50
                                      -------    -------    -------    -------       -------   -------
Total                                 $ 1,059    $   279    $   227    $    37       $ 1,286   $   316
                                      =======    =======    =======    =======       =======   =======

NINE MONTHS
-----------
Equities and equity derivatives       $ 1,518    $ 1,258    $   303    $    81       $ 1,821   $ 1,339
Debt and debt derivatives               1,571        785        133        (91)        1,704       694
Mortgages and municipals                  323        235        217        180           540       415
Foreign exchange                          156        161          -         (2)          156       159
                                      -------    -------    -------    -------       -------   -------
Total                                 $ 3,568    $ 2,439    $   653    $   168       $ 4,221   $ 2,607
                                      =======    =======    =======    =======       =======   =======
------------------------------------------------------------------------------------------------------------------------------------

Trading net revenues increased $970 million from the 1998 third quarter to $1.3 billion in the 1999 third quarter as a result of higher revenues in nearly all categories, particularly in debt and debt derivatives trading.

Equities and equity derivatives trading net revenues were $533 million, up 43% from the 1998 third quarter, due in part to higher global convertible revenues compared with the 1998 third quarter. A general improvement in market conditions also contributed to increased revenues from certain other equity products.

Debt and debt derivatives trading net revenues were $525 million in the 1999 third quarter, compared with a $253 million loss in the corresponding 1998 period. Revenues from corporate bond trading and European credit trading increased significantly from the 1998 third quarter, when severe market volatility led to losses in emerging market and other credit-sensitive fixed-income products. Latin American and Asian debt revenues dramatically improved from the corresponding 1998 quarter, due in part to more stable market conditions and tighter credit spreads.

Mortgages and municipals revenues increased 25% to $182 million in the 1999 third quarter, partially due to higher customer demand. Foreign exchange revenues were down 8% to $46 million in the 1999 third quarter.

Investment banking revenues reached a record $948 million in the 1999 third quarter, up 33% from the corresponding 1998 period as a result of higher debt and equity underwriting and record strategic services fees. A summary of Merrill Lynch's investment banking revenues follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ---------------------             -------------------
                                 SEPT. 24,    SEPT. 25,    %       SEPT. 24,  SEPT. 25,     %
(in millions)                        1999         1998    INC.         1999       1998   INC.(DEC.)
------------------------------------------------------------------------------------------------------------------------------------

Underwriting                     $    565     $    384     47%     $  1,586   $  1,648      (4)%
Strategic services                    383          327     17           903        792      14
                                 --------     --------             --------   --------
 Total                           $    948     $    711     33      $  2,489   $  2,440       2
                                 ========     ========             ========   ========

------------------------------------------------------------------------------------------------------------------------------------

Both debt and equity underwriting revenues were significantly higher compared with the 1998 third quarter, when global market volatility led to an industrywide slowdown in new issuances. Merrill Lynch remained the leading underwriter of total debt and equity offerings during the 1999 third quarter, in addition to obtaining the number one ranking in worldwide initial public offerings and increasing its market share in virtually all categories from the 1998 third quarter. Merrill Lynch's underwriting market share information based on transaction value follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED
                                    --------------------------------------------------
                                     SEPT. 24, 1999                     SEPT. 25, 1998
                                    ---------------                    ---------------
                                    MARKET                             MARKET
                                    SHARE     RANK                     SHARE     RANK
------------------------------------------------------------------------------------------------------------------------------------

U.S. PROCEEDS
      Debt                            17.4%     1                        14.9%     1
      Equity                          12.4      2                        12.1      2
      Debt and equity                 17.1      1                        15.2      1
GLOBAL PROCEEDS
      Debt                            13.5      1                        13.1      1
      Equity                          14.4      3                         9.4      4
      Debt and equity                 13.7      1                        13.5      1

------------------------------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic services fees increased 17% from the 1998 third quarter and 22% from the 1999 second quarter to a record $383 million, benefiting from higher levels of merger and acquisition activity, particularly in Europe. Merrill Lynch's merger and acquisition market share information for the 1999 and 1998 third quarters based on transaction value follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                     ----------------------------------------------------
                                        SEPT. 24, 1999                   SEPT. 25, 1998
                                     -------------------               ------------------
                                        MARKET                            MARKET
                                         SHARE   RANK                      SHARE  RANK
------------------------------------------------------------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
      U.S.                                20.5%   4                         40.1%   1
      Global                              24.4    3                         28.9    1
ANNOUNCED TRANSACTIONS
      U.S.                                23.5    3                         45.8    2
      Global                              24.7    4                         32.1    2
------------------------------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Merrill Lynch's asset management and portfolio service fees are summarized below:

------------------------------------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                            --------------------                        ---------------------
                            SEPT. 24,   SEPT. 25,         %             SEPT. 24,    SEPT. 25,        %
(in millions)                   1999        1998        INC.(DEC.)          1999         1998     INC. (DEC.)
------------------------------------------------------------------------------------------------------------------------------------

Asset management fees         $  546      $  501          9 %             $1,617       $1,553         4 %
Portfolio service fees           385         310         24                1,079          850        27
Account fees                     124         110         13                  382          344        11
Other fees                       128         122          5                  374          409        (9)
                              ------      ------                          ------       ------
Total                         $1,183      $1,043         13               $3,452       $3,156         9
                              ======      ======                          ======       ======

------------------------------------------------------------------------------------------------------------------------------------

Asset management fees increased from the 1998 third quarter due to the 10% growth in assets under management, attributable to a net inflow of customer assets and asset appreciation since September 25, 1998. During the 1999 third quarter, assets under management decreased less than 1% as a result of a decline in asset values associated with the U.S. stock market, and net redemptions from both retail and institutional accounts. This decline was partially offset by reinvested dividends and foreign exchange gains. Record portfolio service fees resulted in part from a nearly 200,000 increase in the number of fee-based accounts since the end of the 1998 third quarter, including those related to Merrill Lynch Consults (Registered Trademark) and Unlimited Advantage (Service
Mark), Merrill Lynch's new fee-based financial service. Total assets in fee-based accounts totaled $117 billion at the end of the 1999 third quarter, up significantly from $73 billion at September 25, 1998. The majority of the revenues associated with these accounts is included in portfolio service fees, with the remainder in asset management fees. Account fees rose, due in part to an increase in Individual Retirement Account/Keogh and Cash Management Account fees.

Total assets in Wealth Management client accounts or under management were $1.5 trillion at September 24, 1999, representing a $195 billion increase from September 25, 1998 and a $16 billion decrease from June 25, 1999. The third quarter decline resulted from a merger related loss of an employee group stock plan, which had assets of $23 billion. Assets under management, which are included in total assets in Wealth Management client accounts or under management, totaled $514 billion at the end of the 1999 third quarter, an increase of $47 billion from the end of the 1998 third quarter, and a decrease of less than 1% from the end of the 1999 second quarter, as discussed in the previous paragraph. The changes in these balances are noted as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPT. 25,           NEW                      ASSET       SEPT. 24,
(in billions)                                          1998          MONEY(1)            APPRECIATION(2)        1999
------------------------------------------------------------------------------------------------------------------------------------
Total assets in Wealth Management
   client accounts or under management               $1,319            $64                      $131          $1,514
Total assets under management                           467             13                        34             514
------------------------------------------------------------------------------------------------------------------------------------

(1  Includes reinvested dividends of $11 billion.
(2) Includes foreign exchange translation adjustments of $(7) billion.

Other revenues decreased 23% from the 1998 third quarter to $117 million in the 1999 third quarter, due in part to lower realized investment gains and the 1998 third quarter gain on the sale of a residential real estate subsidiary.

Merrill Lynch's non-interest expenses are summarized below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  ---------------------      ---------------------
                                                                  SEPT. 24,    SEPT. 25,     SEPT. 24,    SEPT. 25,
(in millions)                                                         1999         1998          1999         1998
------------------------------------------------------------------------------------------------------------------

Compensation and benefits                                         $  2,746     $  2,009      $  8,237     $  6,980
                                                                  --------     --------      --------     --------
Non-interest expenses, excluding compensation and benefits:
  Communications and technology                                        481          487         1,497        1,311
  Occupancy and related depreciation                                   230          227           689          645
  Advertising and market development                                   190          203           543          580
  Brokerage, clearing, and exchange fees                               170          186           494          509
  Professional fees                                                    144          165           404          459
  Goodwill amortization                                                 57           55           170          166
  Provision for costs related to staff reductions                        -          430             -          430
  Other                                                                359          292         1,022          809
                                                                  --------     --------      --------     --------
Total non-interest expenses,
  excluding compensation and benefits                                1,631        2,045         4,819        4,909
                                                                  --------     --------      --------     --------

Total non-interest expenses                                       $  4,377     $  4,054      $ 13,056     $ 11,889
                                                                  ========     ========      ========     ========

Compensation and benefits
  as a percentage of net revenues                                     52.1 %       52.2 %        51.6 %      51.8 %
Compensation and benefits as a percentage of
  pre-tax earnings before compensation and benefits                   75.5         90.0 (1)      73.8        77.7 (1)

------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes provision for costs related to staff reductions.

Non-interest expenses, excluding compensation costs, were up 1% from the 1998 third quarter (excluding the special provision) and were down 3% from the 1999 second quarter.

Compensation and benefits, the largest expense category, rose $737 million from the 1998 third quarter, or 37%, to $2.7 billion as increased profitability led to significantly higher incentive compensation. Compensation and benefits as a percentage of net revenues was 52.1% for the 1999 third quarter and 51.6% for the 1999 nine months, in line with the ratios for each of the last three years.

Communications and technology costs declined 1% from the 1998 third quarter to $481 million in the 1999 third quarter, due in part to reductions in Y2K consulting costs, increased capitalization of certain software costs related to various initiatives, including Merrill Lynch's self directed on-line trading platform, and higher preferred vendor discounts. Occupancy and related depreciation expense was $230 million in the 1999 third quarter, virtually unchanged from the comparable 1998 period.

Advertising and market development expense was $190 million, down 6% from the 1998 third quarter, principally due to reductions in sales promotion and global travel and entertainment expenses. Brokerage, clearing, and exchange fees decreased 9% to $170 million due in part to lower global trading volume. Professional fees were $144 million, down 13% from the 1998 third quarter.

Goodwill amortization was $57 million in the 1999 third quarter, virtually unchanged from the year-ago quarter. Other expenses were $359 million, up 23% from a year ago, due in part to unfavorable foreign exchange movements related to the Japanese yen versus the U.S. dollar and higher provisions related to various legal and business matters.

For the third quarter of 1999, the effective tax rate was 30.4%, virtually unchanged from the 1999 second quarter rate but down from 36.4% in the 1998 third quarter, benefiting from tax-advantaged financing and higher tax-exempt and non-U.S. income. The year-to-date effective tax rate was 31.5%.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports the results of its four strategic business priorities within two business segments: Wealth Management and Corporate and Institutional Client. Wealth Management comprises Merrill Lynch's U.S. Private Client, International Private Client, and Asset Management strategic priorities, all of which provide services related to the accumulation and management of wealth for individual investors, corporations, institutions, and governments. These strategic priorities serve largely the same customer base, provide similar products and services, utilize comparable distribution channels to deliver those products and services, operate in a highly regulated environment, and accordingly, are managed and evaluated on an aggregate basis. The Corporate and Institutional Client Group ("CICG"), Merrill Lynch's other strategic priority, is reported as a separate business segment due to the distinct nature of the products it provides and the clients it serves. CICG's activities primarily involve providing equity and debt sales and trading, underwriting and strategic advisory services, and other capital markets services to corporate, institutional, and governmental clients throughout the world. For further information on services provided to clients within these segments, see the 1998 Form 10-K and the 1998 Annual Report included as an exhibit thereto.

The segment operating results exclude certain corporate items, which reduced net earnings for the 1999 and 1998 third quarters by $136 million and $381 million, respectively. Corporate items reduced the 1999 and 1998 nine-month net earnings by $378 million and $606 million, respectively. (See Note 4 to Consolidated Financial Statements - Unaudited.)

--------------------------------------------------------------------------------
WEALTH MANAGEMENT

------------------------------------------------------------------------------------------------------------------------------------
                           THREE MONTHS ENDED        NINE MONTHS ENDED
                           -------------------    ------------------------
                           SEPT. 24,  SEPT. 25,   SEPT. 24,     SEPT. 25,
(in millions)                  1999       1998        1999          1998
----------------------------------------------    ------------------------

Net revenues               $  2,964     $2,808    $  9,149      $  8,505
Net earnings                    274        232         908           846
------------------------------------------------------------------------------------------------------------------------------------

Net revenues and net earnings for Wealth Management were approximately $3.0 billion and $274 million, respectively, in the 1999 third quarter, up 6% and 18% from $2.8 billion and $232 million in the 1998 third quarter. Record revenues in asset management and portfolio service fees, resulting from significant growth in the number of fee-based accounts and market appreciation, contributed to these results.

In the U.S., total assets in Wealth Management client accounts or under management were $1,191 billion at September 24, 1999, which included $304 billion in assets under management. Outside the U.S., total assets in Wealth Management client accounts or under management were $323 billion. Assets under management outside the U.S. were $210 billion at the end of the third quarter. In the asset management business, U.S. mutual fund performance strengthened significantly during the 1999 first nine months, as funds containing 76% of client assets outperformed their Lipper median. Initiatives in Japan continued to improve during the quarter, with year-to-date net revenues ahead of management's expectations. For the quarter, net revenues in Japan were up over 50% from the 1999 second quarter and client assets grew approximately 40% (20%, excluding the impact of foreign exchange) to nearly $8 billion. Unlimited Advantage, Merrill Lynch's new fee-based financial service, has also been positively received, and since the June 1st announcement date, has added nearly 100,000 new accounts and total assets of over $16 billion, approximately 20% of which is new money. In addition, approximately 80,000 Financial Advantage (Service Mark) and Asset Power (Service Mark) accounts containing $24 billion in total assets were converted to Unlimited Advantage accounts. Over time this initiative will lead to a shift from commissions revenues to asset management and portfolio service fees.

Wealth Management and CICG also further expanded their investment in electronic communications networks by jointly purchasing an equity stake in Archipelago, which is expected to provide retail and institutional clients enhanced access to trading markets. In December 1999, Merrill Lynch, through the launch of a new ML Online platform and ML Direct (Service Mark), will substantially increase clients' choices to access on-line trading capabilities. This initiative is in its early stages and based on information currently available, we cannot predict with certainty the impact it will have on revenues or earnings in future periods.

--------------------------------------------------------------------------------
CICG
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            THREE MONTHS ENDED           NINE MONTHS ENDED
                           ---------------------     -----------------------
                           SEPT. 24,   SEPT. 25,     SEPT. 24,      SEPT. 25,
(in millions)                  1999        1998          1999           1998
-----------------------------------------------     ------------------------

Net revenues               $  2,363    $  1,122      $  7,013       $  5,187
Net earnings (loss)             434         (14)        1,324            660
--------------------------------------------------------------------------------

CICG net revenues were approximately $2.4 billion in the 1999 third quarter, more than double the net revenues in the 1998 third quarter, when global market turbulence adversely impacted trading and origination revenues. Revenues were in line with 1999 second quarter results, despite a more difficult market environment. Net earnings were $434 million during the quarter, compared with a net loss of $14 million in the 1998 third quarter. Debt trading and origination revenues were both sharply higher compared with the 1998 third quarter, when CICG experienced losses in credit sensitive products related to the disruption in global debt markets. Equity trading and origination revenues increased from the 1998 third quarter due in part to a more favorable market environment and improved underwriting market share. In addition, Merrill Lynch was ranked #1 in worldwide initial public offerings for the 1999 third quarter. The Global Equities business had record revenues for the 1999 nine months. CICG earnings also benefited from record strategic services fees during the 1999 third quarter, as a result of higher levels of merger and acquisition activity, particularly in Europe.

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

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $11.7 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries at September 24, 1999. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark) ("TOPrS" (Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $14.8 billion is adequate to support the business across market cycles.

Merrill Lynch's leverage ratios were as follows:
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                                        ADJUSTED
                                           LEVERAGE     LEVERAGE
                                              RATIO(1)     RATIO(2)
--------------------------------------------------------------------------
PERIOD END
September 24, 1999                            21.1x        13.1x
December 25, 1998                             23.5x        15.5x

AVERAGE (3)
Nine months ended September 24, 1999          23.5x        14.6x
Year ended December 25, 1998                  32.9x        19.2x

--------------------------------------------------------------------------

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

Commercial paper outstanding totaled $11.7 billion at September 24, 1999 and $16.8 billion at December 25, 1998, which was equal to 3.7% and 5.6% of total assets at September 24, 1999 and year-end 1998, respectively. Outstanding long-term borrowings decreased to $55.4 billion at September 24, 1999 from $57.6 billion at December 25, 1998. Major components of the change in long-term borrowings during the 1999 first nine months follow:

----------------------------------------------
(in billions)
----------------------------------------------

Balance at December 25, 1998            $57.6
Issuances                                12.8
Maturities                              (14.4)
Other, net                               (0.6)
                                        -----
Balance at September 24, 1999 (1)       $55.4
                                        =====
----------------------------------------------

(1) At the end of the 1999 third quarter, $45.4 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Other sources of liquidity are unsecured committed bank credit facilities that, at September 24, 1999, totaled $8.0 billion and were not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at September 24, 1999 as follows:

---------------------------------------------------------------------------------------------
                                                          SENIOR           PREFERRED STOCK
                                                           DEBT               AND TOPrS
RATING AGENCY                                            RATINGS               RATINGS
---------------------------------------------------------------------------------------------

Duff & Phelps Credit Rating Co.                             AA                   AA-
Fitch IBCA, Inc.                                            AA                   AA-
Japan Rating & Investment Information, Inc.                 AA                   A+
Moody's Investors Service, Inc.                             Aa3                  aa3
Standard & Poor's                                           AA-                   A
Thomson BankWatch, Inc.                                     AA+               Not Rated
---------------------------------------------------------------------------------------------

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was also 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditure of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

For the nine months of 1999, average total assets were $328 billion, down 4% from $342 billion for the 1998 fourth quarter. Average total liabilities decreased 5% to $314 billion from $329 billion for the 1998 fourth quarter. The major components in the decline in average total assets and liabilities for the nine months of 1999 are summarized as follows:

--------------------------------------------------------------------------------------------------------
(in millions)                                                     INCREASE (DECREASE)          CHANGE
--------------------------------------------------------------------------------------------------------
AVERAGE ASSETS
  Trading assets                                                        $ (10,576)                 (9)%
  Securities pledged as collateral                                         (1,888)                (14)
  Loans, notes, and mortgages                                               1,016                  13


AVERAGE LIABILITIES
  Payables under repurchase agreements
     and securities loaned transactions                                 $ (11,258)                (10)%
  Commercial paper and other short-term borrowings                         (8,328)                (24)
  Trading liabilities                                                       2,625                   4
  Long-term borrowings                                                      2,221                   4
--------------------------------------------------------------------------------------------------------

Merrill Lynch reduced its balance sheet levels during the 1998 fourth quarter. Average balances in the 1999 nine months were lower in comparison due to continued reductions in debt trading assets and related funding, primarily repurchase agreements. Lower matched-book activity also contributed to the reductions in payables under repurchase agreements. The decrease in commercial paper and other short-term borrowings resulted from a shift towards longer-term borrowings, primarily during the 1999 first quarter, and reductions in certain non-trading assets. Merrill Lynch continually monitors its balance sheet and reassesses its funding needs.

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

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade trading inventories have increased in recent years to satisfy growing client demand for higher-yielding investments, including emerging market and other non-U.S. securities. During the past year, however, these exposures were reduced in conjunction with the reduction in the balance sheet trading assets. Non-investment grade holdings have been defined as debt and preferred equity securities rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch engages in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade trading exposures:

-----------------------------------------------------------------------
                                                SEPT. 24,       DEC. 25,
(in millions)                                       1999           1998
-----------------------------------------------------------------------
Trading assets:
  Cash instruments                                $6,120         $7,606
  Derivatives                                      3,854          4,675
Trading liabilities - cash instruments            (1,097)          (920)
Collateral on derivative assets                     (875)        (2,192)
                                                  ------         ------
Net trading asset exposure                        $8,002         $9,169
                                                  ======         ======
-----------------------------------------------------------------------


Among the trading exposures included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 24, 1999, the carrying value of such debt and equity securities totaled $70 million, of which 88% resulted from Merrill Lynch's market-making activities in such securities. This compared with $72 million at December 25, 1998, of which 86% related to market-making activities. Also included are distressed bank loans with a carrying value totaling $156 million at both September 24, 1999 and December 25, 1998.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:

-------------------------------------------------------------------------
                                                   SEPT. 24,      DEC. 25,
(in millions)                                          1999          1998
-------------------------------------------------------------------------

Marketable investment securities                       $116         $  39
Investments of insurance subsidiaries                   111           148
Loans (net of allowance for loan losses):
  Bridge loans                                            -            66
  Other loans(1)                                        815         1,058
Other investments:
  Partnership interests (2)(3)                          956           852
  Other equity investments (4)                          372           459
-------------------------------------------------------------------------

(1) Represented outstanding loans to 110 and 80 companies at September 24, 1999 and December 25, 1998, respectively.
(2) Included is $449 million and $279 million in investments at September 24, 1999 and December 25, 1998, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) During the 1999 third quarter, Merrill Lynch received two distributions from the hedge fund Long-Term Capital Portfolio, L.P., which reduced its investment to $153 million at September 24, 1999. Subsequent to quarter end, Merrill Lynch received an additional distribution of $74 million.
(4) Invested in 75 and 89 enterprises at September 24, 1999 and
    December 25,1998, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:

---------------------------------------------------------------------------------------------
                                                             SEPT. 24,      DEC. 25,
(in millions)                                                    1999          1998
---------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships                $ 204         $ 227
Unutilized revolving lines of credit and other
 lending commitments                                            1,544         1,678
---------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
------------------------------------------------------------------------------------------------------------------------------------

                                                      3RD QTR.         4TH QTR.       1ST QTR.        2ND QTR.        3RD QTR.
                                                         1998             1998           1999            1999            1999
                                                      -------          -------        -------         -------         -------
CLIENT ACCOUNTS (in billions):
U.S. Client Assets                                    $ 1,065          $ 1,164        $ 1,186         $ 1,226         $ 1,191
Non-U.S. Client Assets                                    254              282            298             304             323
                                                      -------          -------        -------         -------         -------
Total Assets in Wealth Management
  Client Accouts or Under Management                  $ 1,319          $ 1,446        $ 1,484         $ 1,530         $ 1,514
                                                      ========         =======        =======         =======         =======

ASSETS UNDER MANAGEMENT:                              $   467          $   501        $   515         $   516         $   514

Retail                                                    255              276            274             275             275
Institutional                                             212              225            241             241             239

Equity                                                    238              262            267             272             271
Fixed-Income/Other                                        229              239            248             244             243

U.S.                                                      279              298            306             310             304
Non-U.S.                                                  188              203            209             206             210

U.S. FEE-BASED PROGRAM ASSETS(a)                      $    73          $    84        $    92         $   105         $   117
------------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
  Volume (in billions)                                $    81          $    85        $   116         $   104         $   103
  Market Share                                           13.5%            13.5%          11.7%           11.3%           13.7%
U.S. Debt and Equity:
  Volume (in billions)                                $    73          $    81        $   107         $    89         $    82
  Market Share                                           15.2%            15.2%          15.9%           13.6%           17.1%
------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                                 47,700           46,500         46,100          46,700          48,000
  Non-U.S.                                             17,900           17,300         17,000          17,300          18,000
                                                      -------          -------        -------         -------         -------
  Total                                                65,600           63,800         63,100          64,000          66,000
                                                      =======          =======        =======         =======         =======
Financial Consultants and
  Other Investment Professionals                       18,000           18,100         18,000          18,400          18,700
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (Loss) (in millions)                     $  (163)         $   359        $   609         $   673         $   572
Economic Profit (Loss) (in millions)(b)                  (485)              43            275             310             183
Annualized Return on Average
  Common Stockholders' Equity                            (7.3)%           14.8%          24.6%           25.4%           20.2%
Earnings (Loss) per Common Share:
  Basic                                               $ (0.48)         $  0.97        $  1.65         $  1.80         $  1.52
  Diluted                                               (0.48)            0.86           1.44            1.57            1.34
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                         $353,391         $299,804       $314,620        $324,740        $312,936
Total Stockholders' Equity                              9,779           10,132         10,692          11,446          12,100
Book Value Per Common Share                             26.12            26.89          28.05           29.87           31.49
------------------------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
Weighted-Average Shares Outstanding:
  Basic                                               357,620          359,864        364,039         368,273         370,347
  Diluted                                             357,620          404,872        415,662         421,267         419,090
Common Shares Outstanding                             358,492          361,209        366,168         368,960         370,777
------------------------------------------------------------------------------------------------------------------------------


(a) Includes Merrill Lynch Consults (Registered Trademark), Unlimited Advantage (Service Mark), Private Portfolio Group, Mutual Fund Advisor (Service
     Mark), and other fee-based programs.
(b) Net earnings available to common shareholders less the cost of common equity capital.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.       Legal Proceedings
              -----------------

Merrill Lynch has been named as a party in various actions, including those described below. Merrill Lynch believes it has strong defenses to and, where appropriate, will vigorously contest these actions. It is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch, but might be material to Merrill Lynch's results of operations in any given period.

Sumitomo Litigation. Between June and August 1999, four purported class actions were filed against Merrill Lynch and third parties. Plaintiffs assert that Merrill Lynch was part of an alleged conspiracy with Sumitomo Corporation and others to inflate copper prices, and they seek unspecified damages and other relief under the antitrust laws. Two actions are pending in Superior Court for the County of San Diego, California (Heliotrope General, Inc. v. Sumitomo Corp., et al.; R.W. Strang Mechanical v. Sumitomo Corp., et al.), and two are pending in the federal district court for the Western District of Wisconsin (Loeb Industries, Inc. v. Sumitomo Corp., et al; Metal Prep Co., Inc. v. Sumitomo Corp., et al.).

In July 1999, Merrill Lynch paid fines of approximately $15 million and $10 million to settle administrative actions brought, respectively, by the Commodity Futures Trading Commission and the London Metal Exchange. These actions alleged that by providing financing and trading advice, Merrill Lynch aided and abetted Sumitomo's alleged manipulation of copper prices. Merrill Lynch settled the actions without admitting or denying the allegations.

JAS Securities Litigation. On July 14, 1999, JAS Securities LLP filed a breach of contract action, brought as a purported class action, against Merrill Lynch in Delaware Superior Court (JAS Securities LLP v. Merrill Lynch). The complaint alleges that Merrill Lynch used the wrong formula for redeeming certain exchangeable debt securities prior to maturity and that the use of the correct formula would have resulted in a payment of more than $70 million above what
Merrill Lynch paid to redeem these securities. Although not alleged in the complaint, plaintiff has asserted that actual damages are approximately $255 million. Merrill Lynch believes that the correct formula was used in redeeming the securities.


Item 5.       Other Information
              -----------------

The 2000 Annual Meeting of Stockholders will be held at 10:00 a.m. on Tuesday, April 18, 2000 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 100 Church Street, 12th Floor, New York, New York 10080-6512, no earlier than February 3, 2000 and no later than February 28, 2000. In addition, in accordance with provisions of ML & Co.'s By-Laws, any stockholder intending to bring any other business before the meeting must advise ML & Co. in writing of the stockholder's intent to do so on or before February 28, 2000. In order to be included in ML & Co.'s proxy statement, stockholder proposals must be received by ML & Co. at its principal executive offices not later than November 8, 1999.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)      Exhibits

         (3)            By-Laws of Merrill Lynch & Co., Inc. effective as of
                        July 26, 1999.

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

         (15)           Letter re: unaudited interim financial information

         (27)           Financial Data Schedule

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by ML & Co. with the Securities and Exchange Commission during the quarterly period covered by this report:

         (i) Current Report dated July 12, 1999 for the purpose of filing a press release relating to the retirement of ML & Co.'s President and Chief Operating Officer, Herbert M. Allison, Jr.

         (ii) Current Report dated July 13, 1999 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and six-month periods ended June 25, 1999.

         (iii) Current Report dated July 21, 1999 for the purpose of filing the form of ML & Co.'s Russell 2000 (Registered Trademark) Market Index Target-Term Securities (Service Mark) due July 21, 2006.

         (iv) Current Report dated August 4, 1999 for the purpose of filing the form of ML & Co.'s Nikkei 225 Market Index Target-Term Securities due August 4, 2006.

         (v) Current Report dated August 4, 1999 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities due August 4, 2006.

         (vi) Current Report dated September 20, 1999 for the purpose of filing the forms of ML & Co.'s Nikkei 225 Market Index Target-Term Securities due September 20, 2002 and ML & Co.'s Energy Select Sector SPDRs(Registered Trademark) Fund Market Index Target-Term Securities due September 20, 2006.












-----------------

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






                                              MERRILL LYNCH & CO., INC.
                                              -------------------------
                                                    (Registrant)


Date:   November 5, 1999         By:          /s/   E. Stanley O'Neal
                                              ------------------------

                                                    E. Stanley O'Neal
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibits

3          By-Laws of Merrill Lynch & Co., Inc. effective as of July 26, 1999

11         Statement re: computation of per common share earnings

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information

27         Financial Data Schedule