Form 10-K405
period 1999-12-31
MERRILL LYNCH & CO INC
filed 2000-03-09
CIK 65100

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-K
                                --------------
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                                --------------
For the fiscal year ended December 31, 1999       Commission file number 1-7182
                           Merrill Lynch & Co., Inc.
            (Exact name of Registrant as specified in its charter)

               Delaware                              13-2740599
                                        (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
    incorporation or organization)

                                                        10281

                                                     (Zip Code)
 World Financial Center--North Tower
           250 Vesey Street
          New York, New York
   (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (212) 449-1000
          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.33 1/3 and attached    New York Stock Exchange;
Rights to Purchase Series A Junior Preferred      Chicago Stock Exchange;
Stock                                             Pacific Exchange; Paris
                                                  Stock Exchange; London Stock
                                                  Exchange; and Tokyo Stock
                                                  Exchange

Depositary Shares representing 1/400th share of   New York Stock Exchange
 9% Cumulative Preferred Stock, Series A

S&P 500 Market Index Target-Term Securities       New York Stock Exchange
 ("MITTS Securities") due May 10, 2001;
 Technology MITTS Securities due August 15,
 2001; Healthcare/Biotechnology Portfolio MITTS
 Securities due October 31, 2001; Nikkei 225
 MITTS Securities due June 14, 2002; S&P 500
 MITTS Securities due September 16, 2002; MITTS
 Securities based upon the Dow Jones Industrial
 Average (the "Dow Jones") due January 14,
 2003; S&P 500 MITTS Securities due September
 28, 2005; Top Ten Yield MITTS Securities due
 August 15, 2006; S&P 500 Inflation Adjusted
 MITTS Securities due September 24, 2007; 5
 3/4% Stock Return Income DEbt Securities
 ("STRIDES Securities") due June 1, 2000; 7
 7/8% Structured Yield Product Exchangeable for
 Stock ("STRYPES") due February 1, 2001; and 6
 1/4% STRYPES due July 1, 2001.

Nikkei 225 MITTS Securities due September 20,
 2002; Major 8 European MITTS Securities due      American Stock Exchange
 August 30, 2002; Major 11 International MITTS
 Securities due December 6, 2002; Russell 2000
 MITTS Securities due September 30, 2004;
 Global MITTS Securities due December 22, 2004;
 S&P 500 MITTS Securities due July 1, 2005;
 Nikkei 225 MITTS Securities due September 21,
 2005; Energy Select Sector SPDR Fund MITTS
 Securities due February 21, 2006; EuroFund
 MITTS Securities due February 28, 2006; S&P
 500 MITTS Securities due March 27, 2006;
 Consumer Staples Select Sector SPDR Fund MITTS
 Securities due April 19, 2006; Select Sector
 SPDR Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS
 Securities due May 26, 2006; MITTS Securities based upon the Dow Jones due June 26, 2006;
 Russell 2000 MITTS Securities due July 21,
 2006; Nikkei 225 MITTS Securities due August
 4, 2006; S&P 500 MITTS Securities due August
 4, 2006; Energy Select Sector SPDR Fund MITTS
 Securities due September 20, 2006; Medium-Term
 Notes ("MTN"), Series B, 3% Stock-Linked Notes due June 10, 2000; MTN, Series B, 5% Stock-
 Linked Notes due July 3, 2000; MTN, Series B,
 Stock-Linked Notes due November 28, 2003; MTN,
 Series B, 1% Callable and Exchangeable Stock-
 Linked Notes due April 19, 2004; MTN, Series
 B, 3.125% Callable Stock-Linked Notes due
 January 22, 2005; MTN, Series B, 1.5%
 Principal Protected Notes due December 15,
 2005; MTN, Series B, 1% Callable and
 Exchangeable Stock-Linked Notes due February
 8, 2006; MTN, Series B, 0.25% Callable and
 Exchangeable Portfolio-Linked Notes due April
 27, 2006; MTN, Series B, 1% Callable and
 Exchangeable Stock-Linked Notes due May 10,
 2006; MTN, Series B, 1% Callable and
 Exchangeable Stock-Linked Notes due July 20,
 2006; Oracle Corporation Indexed Callable
 Protected Growth Securities ("ProGroS
 Securities") due March 31, 2003; Telebras
 Indexed Callable ProGroS Securities due May
 19, 2005; 5 1/4% Nasdaq-100 Index STRIDES
 Securities due August 23, 2000; AMEX Oil Index
 Stock Market Annual Reset Term Notes ("SMART
 Notes") due December 29, 2000; Russell 2000
 Index Call Warrants Expiring May 25, 2001; and
 Bond Index Notes, Domestic Master Series 1999A due December 23, 2002.

       Securities registered pursuant to Section 12(g) of the Act: None

                                --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the close of business on February 23, 2000, there were 383,049,771 shares of Common Stock and 4,008,129 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

As of the close of business on February 23, 2000, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $36 billion.

Documents Incorporated By Reference: Merrill Lynch & Co., Inc. 1999 Annual Report to Stockholders and Merrill Lynch & Co., Inc. Proxy Statement for its 2000 Annual Meeting of Stockholders dated March 9, 2000, each incorporated by reference in Parts I-IV in this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                         TABLE OF CONTENTS
Part I.

Item 1      Business..............................................................................................     1
            Overview..............................................................................................     1
            Business Environment..................................................................................     2
            Description of Business Activities....................................................................     2
            Competition...........................................................................................    11
            Regulation............................................................................................    11

Item 2      Properties............................................................................................    13

Item 3      Legal Proceedings.....................................................................................    14

Item 4      Matters Submitted to a Vote of Securityholders........................................................    16

            Executive Officers of Merrill Lynch & Co., Inc........................................................    16


Part II.

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters.................................    18

Item 6      Selected Financial Data...............................................................................    18

Item 7      Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................................    18

Item 7A     Quantitative and Qualitative Disclosures About Market Risk............................................    18

Item 8      Financial Statements and Supplementary Data...........................................................    18

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure............................................................................................    18


Part III.

Item 10     Directors and Executive Officers of the Registrant....................................................    19

Item 11     Executive Compensation................................................................................    19

Item 12     Security Ownership of Certain Beneficial Owners and Management........................................    19

Item 13     Certain Relationships and Related Transactions........................................................    19


Part IV.

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................    19

PART I

Item 1. Business

Overview

     Merrill Lynch & Co., Inc.,* a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related products and services on a global basis, including:

 .  securities brokerage, trading, and underwriting
 .  investment banking, strategic services, including mergers and acquisitions, and other corporate finance advisory activities
 .  asset management
 .  brokerage and related activities in swaps, options, forwards, futures, and other derivatives
 .  securities clearance services
 .  equity, debt and economic research
 .  banking, trust, and lending services, including mortgage lending and related services
 .  insurance sales and underwriting services
 .  investment advisory and related recordkeeping services

     Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small businesses, corporations, governments and governmental agencies, and financial institutions.

     Merrill Lynch's business has three business segments: the Private Client Group ("PCG"), the Asset Management Group ("AMG") and the Corporate and Institutional Client Group ("CICG"). Merrill Lynch provides financial services worldwide through subsidiaries and affiliates that frequently participate in the facilitation and consummation of a single transaction. This organizational structure is designed to enhance the delivery of services to Merrill Lynch's diverse global client base and position it for worldwide growth. Merrill Lynch has organized its operations outside the United States into six regions:

  Europe, Middle East, and Africa
  Asia Pacific
  Australia and New Zealand
  Japan
  Canada
  Latin America

     Merrill Lynch conducts its global business from various locations throughout the world. Its world headquarters facility is located at the World Financial Center in New York City and its other principal U.S. business and operational centers are in New Jersey, Colorado, Florida, and California. Merrill Lynch has a presence in 42 countries outside the U.S., including offices in Buenos Aires, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Madrid, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Toronto, Tokyo and Zurich.

     Merrill Lynch employed 67,200 people at the end of 1999.

     At the end of 1999, total assets in client accounts or under management were nearly $1.7 trillion. In 1999, according to Thomson Financial Services Data, Merrill Lynch achieved the top ranking in U.S. debt and equity underwriting, and ranked third in U.S. completed and announced mergers and acquisitions. Merrill Lynch was the leading


-----------------------------
* Unless the context otherwise requires, the term "Merrill Lynch" means Merrill Lynch & Co., Inc. and includes the consolidated subsidiaries of Merrill Lynch & Co., Inc. The term "ML & Co." is used herein where appropriate to refer to Merrill Lynch & Co., Inc., the parent holding company.

global debt and equity underwriter and ranked second in announced and third in completed non-U.S. mergers and acquisitions transactions.

     Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December of 1999, 1998, and 1997, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch's operations by segment and geographic area is set forth in Merrill Lynch's Consolidated Financial Statements and the Notes thereto in the Merrill Lynch & Co., Inc. 1999 Annual Report to Stockholders (the "Annual Report") included as an exhibit to this Form 10-K.

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

     The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services, and competition from new entrants as well as established competitors using the internet to establish or expand their businesses. In addition, the passage of the Gramm-Leach-Bliley Act in November of 1999 represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing anachronistic laws that separated commercial banking, investment banking and insurance activities. The Gramm-Leach-Bliley Act, together with the other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

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

Description of Business Activities

     The business activities of certain significant U.S. and non-U.S. Merrill Lynch subsidiaries comprising its three business segments are described below. Each subsidiary may provide products and services from some or all of these business segments. See Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Annual Report for further information about Merrill Lynch's business activities and policies, its business segments, products and services, and the geographic markets within which it operates.

The Private Client Group
------------------------

     Through offices around the world, the PCG provides products and services related to the accumulation and management of wealth, including, for example, brokerage and related activities; retirement, investment and custody services; insurance; business financial services; and banking, trust services, mortgage lending and related activities.

Brokerage, Dealer and Related Activities:

     In the United States, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is a broker (i.e., agent) for individual clients, as well as corporate, institutional and governmental clients, and a dealer (i.e. acts for its own account) in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and a dealer in the purchase and sale of money market instruments, government securities, high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. In addition, MLPF&S acts as broker and/or mutual fund selected dealer in the purchase and sale of mutual funds.

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

     In July 1999, MLPF&S introduced Unlimited Advantage(Service Mark), in which U.S. clients receive a broad range of Merrill Lynch services for an annual asset-based fee. At the end of 1999 there were over 260,000 Unlimited Advantage accounts with aggregate client assets of approximately $63 billion, of which $9 billion represented new client assets. In December 1999, Merrill Lynch launched ML Direct(Service Mark), an online service offering trading execution and real-time account position information.

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

     Merrill Lynch, through Merrill Lynch Futures Inc. ("MLF") and other subsidiaries, acts as a broker for the purchase and sale of futures contracts and options on such futures contracts for corporate and institutional clients, but ceased such activities for individual clients in early 2000. See The Corporate and Institutional Client Group-Brokerage and Related Activities below.

     Merrill Lynch Investment Partners Inc. ("MLIP") sponsors or manages commodity pools, hedge funds and fund of funds products designed to meet a
variety of client objectives.   MLF acts as commodity broker for MLIP-sponsored
funds and MLPF&S or an affiliate acts as selling agent.   MLIP is one of the
largest sponsors of managed futures funds in terms of both fund assets and financial and personnel resources. MLIP is an integrated business which includes research, finance, operations, systems, administration, sales and marketing. MLIP's functions include selecting and monitoring trading advisors and hedge fund managers, as well as allocating and reallocating fund capital among them. At the end of 1999, approximately $2.3 billion in equity was invested or was to be invested in 39 U.S. and non-U.S. commodity pools, hedge funds and fund-of-funds products.

     MLPF&S sponsors the Defined Asset Funds(Service Mark) group of funds.
These funds are unit investment trusts registered in the United States under the Investment Company Act of 1940 and offshore in the Republic of Ireland and the Cayman Islands under applicable regulations. Defined Asset Funds invest in U.S. and non-U.S. equity securities, municipal, corporate, and U.S. Government and non-U.S. debt obligations. At the end of 1999, approximately $20.9 billion of client funds were invested in Defined Asset Funds worldwide.

     MLPF&S provides a wide range of client services, including effecting trades in equity, fixed-income and other securities through its securities account services, such as its Cash Management Account(Registered Trademark) financial services program (the "CMA(Registered Trademark) account"). At the end of 1999, there were more than 2.0 million CMA accounts held by Merrill Lynch's U.S. customers with aggregate assets of approximately $550 billion and there were approximately 61,000 CMA accounts held by Merrill Lynch's non-U.S. clients with aggregate assets of approximately $36.6 billion. MLPF&S offers various other products such as Merrill Lynch Consults(Registered Trademark), the Merrill Lynch Mutual Fund Advisor(Service
Mark) program, the Merrill Lynch Mutual Fund Advisor Selects(Service Mark) program, and the Financial Foundation(Registered Trademark) report.

     Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products on a global basis to private clients. These services and products are made available through a network of offices located in more than 30 countries outside the United States. The brokerage and other services provided by MLPF&S are offered on a global basis to private clients; in addition, in certain countries such as the UK, Japan, Canada and Australia, clients can open accounts with Merrill Lynch affiliates that are locally regulated. Banking and trust services, and asset management services, are also offered globally to private clients, as described below under The Private Client Group - Banking, Trust, Mortgage Lending and Related Activities and The Asset Management Group, respectively. In addition, during 1999 an online account information service was made available to international private clients.

Group Employee Services and Retirement, Investment and Custody Services:

     Through its Group Employee Services division, MLPF&S is one of the largest bundled service providers of 401(k) plans in the United States. MLPF&S provides a wide variety of retirement plan products, particularly benefits consulting, administration, investment, employee education, and communication services to 401(k) and other benefit plans. At the end of 1999, it provided these services to over 20,000 corporate sponsored 401(k) plans, representing over $111 billion in plan assets. Its services to this market were enhanced by Merrill Lynch's 1998 acquisition of Howard Johnson & Company, a benefits and actuarial consulting firm which administers plans for more than 255 companies with more than one million participants. Merrill Lynch is also a leading provider of administrative services for stock option and stock purchase plans.

     MLPF&S provides custodial services to individual investors in connection with the investors' maintenance of Individual Retirement Accounts ("IRAs"), including IRAs established under Simplified Employee Pension and SIMPLE plans. At the end of 1999, there were approximately $181.5 billion in customer assets in more than 2.6 million Merrill Lynch IRAs, which includes approximately 358,000 Roth and Education IRAs representing more than $4.4 billion in client assets.

Business Financial Services:

     Merrill Lynch provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management(Service Mark) account ("WCMA(Registered Trademark) account") through Merrill Lynch Business Financial Services Inc. ("MLBFS"). The WCMA account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business clients. At the end of 1999, there were more than 142,000 WCMA accounts that, in the aggregate, had investment assets of more than $106 billion.

     In addition to providing qualifying clients with short-term working capital financing through the WCMA commercial line of credit, MLBFS offers assistance to business clients with their term lending, equipment, and other asset-based financing needs, as well as financing for owner-occupied commercial real estate. In 1999, MLBFS originated more than $1.9 billion in new small business and other commercial loans and, at the end of 1999, total outstanding loans were more than $2.6 billion, of which approximately 97% were secured by tangible assets pledged by customers.

     Merrill Lynch also provides business advisory services, including strategic services to middle market companies.

Insurance Activities:

     Merrill Lynch's insurance services consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company ("MLLIC") and ML Life Insurance Company of New York ("ML Life") and of the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States and Canada.

     MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, Puerto Rico, the District of Columbia, Guam, and the U.S. Virgin Islands. These products are marketed to

MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 1999, MLLIC had approximately $14.4 billion of life insurance in force. At year-end 1999, MLLIC had annuity contracts in force of more than $10.3 billion in value.

     ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 1999, ML Life had approximately $1.9 billion of life insurance in force, which amount included approximately $936 million reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 1999, ML Life had annuity contracts in force of approximately $836 million in value.

     Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuity products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

Banking, Trust, Mortgage Lending and Related Activities:

     Merrill Lynch Bank & Trust Co. ("MLBT") and Merrill Lynch Bank USA ("MLBUSA"), both of which are state chartered depository institutions insured by the Federal Deposit Insurance Corporation, offer certificates of deposit, money market deposit accounts (including deposit accounts offered through the Insured Savings(Service Mark) Account program for the CMA service, the Retirement Asset Savings Program(Registered Trademark) for certain Merrill Lynch retirement accounts and, beginning in December 1999, the Banking Advantage(Registered Trademark) program for ML Direct accounts) and other deposit accounts, originate and purchase secured loans, and issue VISA(Registered Trademark) cards.

     Merrill Lynch provides personal trust, employee benefit trust, and custodial services to clients in the U.S. through eight state-chartered trust institutions and a federally chartered savings bank. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited ("MLBT Cayman").

     Merrill Lynch Credit Corporation ("MLCC") offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate and fixed-rate first mortgage loans throughout the United States, including the PrimeFirst(Service Mark) mortgage program. In addition, MLCC originates and services home equity credit lines and other mortgage loans as well as services mortgage loans for affiliated and unaffiliated financial institutions. MLCC uses a variety of financing techniques to fund its loan portfolio, including securitizing its mortgages for sale into the secondary marketplace. MLCC also offers securities-based non-purpose lending through its Omega(Service Mark) account, a personal line of credit using eligible securities as collateral that is accessible by VISA(Registered Trademark) card and by check.

     Merrill Lynch International Bank Limited ("MLIB Limited"), a United Kingdom bank provides collateralized lending, letter of credit services and foreign exchange trading services to, and accepts deposits from, international clients. Merrill Lynch Bank (Suisse) S.A., a Swiss bank, provides loans, deposits and portfolio management services, and individual client services to non-U.S. individual clients.

The Asset Management Group
--------------------------

     Merrill Lynch's asset management activities are conducted through AMG using, principally, the Merrill Lynch, Mercury and Hotchkis and Wiley brand names. The principal subsidiaries engaged in these activities are Merrill Lynch Asset Management LP ("MLAM") and Mercury Asset Management Ltd ("MAM"). AMG is one of the largest asset management organizations in the world having total assets under management of approximately $557 billion at the end of 1999 compared with approximately $501 billion at the end of 1998.

     At the end of 1999, through portfolio managers located in the United States, the United Kingdom, Japan, Australia, Hong Kong, Canada, Switzerland and Singapore, AMG managed a wide variety of investment products. These ranged from money market funds and other forms of short-term fixed-income investments to long-term taxable and tax-exempt fixed-income funds or portfolios, along a broad spectrum of quality ratings and maturities. AMG also manages a wide variety of equity and balanced funds or portfolios that invest in more than 60 markets globally.

     AMG offers a wide array of taxable fixed-income, tax-exempt fixed-income, equity and balanced open-ended mutual funds in the United States. The MLAM brand of mutual funds (except for its money-market funds) are generally offered pursuant to the Merrill Lynch Select Pricing(Service Mark) system, which allows investors four pricing alternatives. The Hotchkis and Wiley brand of mutual funds are sold to clients on a no-load basis. The Mercury Asset Management brand of mutual funds, introduced in 1998, are distributed through Merrill Lynch's distribution network both inside and outside the United States. AMG also offers a broad family of unit trusts in the United Kingdom under the Mercury brand. In 1998, AMG introduced a new family of 17 mutual funds with the Merrill Lynch Mercury Asset Management (Japan) brand that are distributed through Merrill Lynch Japan Securities Co., Ltd.

     AMG offers all of its brands of mutual funds to clients in other global markets through both the Merrill Lynch distribution network and through unaffiliated financial intermediaries. Of the more than $63 billion of mutual funds sold by MLPF&S in 1999, approximately $20 billion represented sales of mutual funds advised by Merrill Lynch Asset Management or Merrill Lynch Mercury Asset Management. At the end of 1999, AMG advised approximately $266 billion globally of mutual funds or their non-U.S. equivalent.

     AMG provides separate account investment management services to a geographically diversified client base that includes pension funds, corporations, governments, supranational organizations, central banks and other institutions. Marketing offices in over 15 countries further support these services. At the end of 1999, the total assets under management of such services were approximately $247 billion. AMG offers similarly structured separate account investment management services for individual clients and smaller institutions and corporations both in the United States, the United Kingdom and globally. The total assets under management for these services were $44 billion at the end of 1999.

The Corporate and Institutional Client Group
--------------------------------------------

     The CICG businesses, comprising one of Merrill Lynch's business segments, provide comprehensive investment banking, financing, and related products and services to corporations, institutional clients and sovereign governments throughout the world. These activities are conducted through a network of subsidiaries, including MLPF&S, Merrill Lynch International ("MLI"), and a number of other subsidiaries located in and outside the United States. CICG's activities predominately involve providing investment banking and other strategic mergers and acquisition advisory services, trading, both as a broker and as a dealer, in equity and debt securities and derivative instruments, publishing and disseminating equity, debt and economic research products and services and providing various other capital markets services, including securities clearance activities.

     CICG's operations in the United States are conducted primarily out of Merrill Lynch's headquarters in New York City and from offices located throughout the United States, including Chicago, Houston, Boston, San Francisco, Palo Alto, and Menlo Park, California. Merrill Lynch's CICG activities outside the United States are conducted through MLI and the many non-U.S., locally-established affiliates strategically located throughout the world, and a network of offices, including representative and liaison offices, located in more than 40 countries outside the United States. This office network services sovereigns, major "money center" institutions as well as thousands of regional institutions.

Investment Banking Activities:

     Merrill Lynch is a leading global investment banking firm that participates in every aspect of investment banking for corporate, institutional, and governmental clients and acts in principal, agency, and advisory capacities. Advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, capital structuring, leveraged buyouts, and defensive projects. Merrill Lynch provides a wide variety of financial services, including underwriting the sale of securities to the public, privately placing securities with investors, providing structured and derivative financings, including project financing, and mortgage and lease financing.

     Merrill Lynch, either directly or through affiliates, provides advice, valuation services, and financing assistance and engages in the underwriting and private placement of high-yield securities in connection with, among other things, leveraged buyouts and other acquisition-related transactions. It has, from time to time, taken principal positions in transactions and has extended credit to clients in the form of senior and subordinated debt, as well as provided bridge financing on a select basis, and syndicated loans. Before engaging in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period. Additionally, equity interests in the subject companies are, from time to time acquired as part of, or in connection with, such activities.

     Merrill Lynch has engaged in the business of making private equity investments in companies and sponsoring and managing private equity funds that have invested in equity and debt securities of various companies. The limited partners of the funds managed by Merrill Lynch affiliates are primarily private corporate and institutional investors. Merrill Lynch, through MLPF&S, MLI, and its other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of companies in which the Merrill Lynch managed funds have invested, and may also provide financial advisory services to these companies.

Brokerage, Dealer and Related Activities:

     In the United States, MLPF&S is a broker for corporate, institutional and governmental clients, and is a dealer in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. Merrill Lynch, through MLPF&S, MLI, and various of its subsidiaries as described below, is a dealer in equity and fixed income securities of a significant number of U.S. and non-U.S. issuers, in U.S. and other sovereign government obligations, in U.S. municipal securities, and in mortgage-backed and asset-backed securities.

     As an adjunct to its trading activities conducted by its subsidiaries, Merrill Lynch places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage transactions for its own account. In its block positioning activities, securities are purchased, or are sold short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security's marketability, and any position taken typically is liquidated as soon as practicable. In addition, Merrill Lynch facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

     MLPF&S regularly makes a market in the equity securities of approximately 550 U.S. corporations. In addition, it engages in dealer transactions in approximately 5,400 securities of non-U.S. issuers traded in the over-the-counter markets, and conducts market-making activities with clients and other dealers. MLI regularly makes a market and trades in the equity securities of approximately 2,200 non-U.S. corporations. MLPF&S and MLI are also dealers in mortgage-backed, asset-backed, and corporate fixed-income securities.

     Through its subsidiary, Merrill Lynch Government Securities Inc. ("MLGSI"), Merrill Lynch is a primary dealer in obligations issued or guaranteed by the United States Government and regularly makes a market in securities issued by Federal agencies and other government-sponsored entities, including Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. It deals in mortgage-backed pass-through certificates issued by certain of these entities, and also in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers' transactions. As a primary dealer, MLGSI acts as a counterparty to the Federal Reserve Bank of New York and regularly reports positions and activities to the Federal Reserve Bank of New York.

     An integral part of its business involves entering into repurchase agreements whereby funds are obtained by the Merrill Lynch subsidiary engaging in the transaction pledging its own securities as collateral. The repurchase agreements provide financing for dealer inventory and serve as short-term investments for customers, which customers include certain Merrill Lynch affiliates. As part of its business as a dealer in governmental obligations, the Merrill Lynch affiliate also enters into reverse repurchase agreements whereby it provides funds against the pledge of collateral by customers. Such agreements provide the Merrill Lynch affiliate with needed collateral and provide its customers with temporary liquidity for their investments in United States Government and agency securities or other non-U.S. government securities.

     Various non-U.S. Merrill Lynch subsidiaries act as dealers in certain securities issued or guaranteed by the governments where such subsidiaries are located.

Derivative Dealing Activities:

     Merrill Lynch, through MLPF&S, MLI, as well as Merrill Lynch Capital Services, Inc. ("MLCS") and Merrill Lynch Derivative Products AG ("MLDP") act as intermediaries and principals in a variety of interest rate, currency, and other
over-the-counter derivative transactions.   MLI engages in the equity and credit
derivatives business in the over-the-counter markets, and Merrill Lynch Capital Markets Bank Limited ("MLCMBL") is a credit intermediary and conducts part of Merrill Lynch's non-dollar swap activities. MLCS and MLDP are Merrill Lynch's primary derivative product dealers.

     MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors, currency options, and credit derivatives. MLCS maintains positions in interest-bearing securities, financial futures, and forward contracts primarily to hedge its derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages in certain commodity-related transactions as a principal, and is licensed as a power marketer by the Federal Energy Regulatory Commission.

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

     Merrill Lynch Capital Markets Bank Limited, an Irish bank with branch offices in Frankfurt, Johannesburg, Labuan (Malaysia), Milan, and Tokyo, acts as a credit intermediary and conducts part of Merrill Lynch's non-dollar swap activities. It engages in foreign exchange, and swap and other derivative transactions, in addition to its underwriting, lending and institutional sales activities.

Foreign Exchange Activities:

     Merrill Lynch provides foreign exchange trading services to corporations and institutions in various countries through Merrill Lynch International Bank, an Edge Act corporation ("MLIB"), MLIB Limited and MLCMBL.

Mortgage Dealing Activities:

     Merrill Lynch Mortgage Capital Inc. ("MLMCI") is a dealer in whole loan mortgages, mortgage loan participations, mortgage servicing, and corporate bank loans. MLMCI, through its CMO Passport(Service Mark) service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations, mortgage pass-through certificates, and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI's inventory and serve as short-term investments for MLMCI's customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing them with temporary liquidity. MLMCI also has a mortgage conduit that purchases commercial and multi-family mortgage loans from lenders and securitizes these loans for sale to investors. In addition, MLMCI provides to its clients short-term financing secured by performing and non-performing commercial real estate. MLMCI also makes proprietary equity investments in U.S. and non-U.S. companies owning performing, sub-performing and non-performing real estate and mortgages.

Money Markets Activities:

     Merrill Lynch, through various subsidiaries including Merrill Lynch Money Markets Inc. ("MLMMI"), provides a full range of origination, trading, and marketing services with respect to money market instruments such as commercial paper, bankers' acceptances, and institutional certificates of deposit. Merrill Lynch also provides services in connection with the origination of medium-term notes issued by U.S. and non-U.S. corporations and short- and medium-term bank notes issued by financial institutions, and through MLPF&S and MLI, it trades and markets such notes. MLMMI is also a commercial paper dealer for U.S. and non-U.S. corporations and financial institutions. MLMMI also acts as a dealer for U.S. and non-U.S. financial institutions in the certificate of deposit and bankers' acceptance markets and in connection with the purchase of certificates of deposit from Federally-insured depository institutions. Such instruments are resold to certain institutional customers such as banks, insurance companies, investment companies, pension plans, and state and local governments. MLMMI, in cooperation with MLPF&S, originates certificates of deposit issued by bank and thrift institutions that are sold to a broad range of individual investors of MLPF&S.

Futures Business Activities:

     Merrill Lynch's futures business activity is conducted through MLF and other subsidiaries. MLF holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States. Other Merrill Lynch subsidiaries also hold memberships on major commodity and financial futures exchanges and clearing associations outside the U.S. and may also carry positions in proprietary and customer accounts. All futures and futures options transactions are executed, cleared through and/or carried by MLF and other Merrill Lynch subsidiaries engaged in futures activities. In certain contracts, or on certain exchanges, third party brokers are utilized to execute and/or clear trades. As part of its brokerage activities, MLPF&S, as a futures commission merchant, introduces customers to MLF for the purchase and sale of futures contracts and options on futures contracts. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances.

     In early 2000, Merrill Lynch refocused its futures activities on financial futures and options, and discontinued its sales and floor execution activities for agricultural and metals futures and options contracts.

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

     Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals cover approximately 3,700 companies located in 26 countries, with approximately half of the staff now dedicated to non-U.S. research activities. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch's individual and institutional customers through their financial consultants and account executives, and through various electronic means, including Merrill Lynch's websites.

Securities Clearing Services:

     MLPF&S provides securities clearing services through its subsidiaries, Broadcort Capital Corp. ("BCC") and Merrill Lynch Professional Clearing Corp. ("MLPCC"). BCC provides these services to over 100 unaffiliated broker-dealers. Those utilizing BCC's clearing services may also execute transactions through BCC's fixed-income desk and participate in underwritings of Defined Asset Funds sponsored by MLPF&S. While the introducing broker-dealer firm retains all sales functions with their customers, BCC services the customers' accounts and handles all settlement and credit aspects of transactions. MLPCC clears transactions for specialists and market-makers on various national and regional stock exchanges; clears commodities futures transactions for clients through a divisional clearing arrangement with MLF; and clears transactions of arbitrageurs, customers, and other professional trading entities. Merrill Lynch Canada Inc. provides securities clearing services to eight unaffiliated Canadian securities dealers.

Significant Strategic Initiatives

     Among Merrill Lynch's significant strategic initiatives were e-commerce developments in our evolving business model for the delivery of information and products and services to our clients. In PCG, this change means that on-line services and research may be combined with the personalized advice of a Merrill Lynch Financial Consultant. In CICG, this change means the introduction of an enhanced business model for institutional debt and equity issuance, trading, and servicing activities. Examples of these, and other recent strategic initiatives, include the following:

 . Launched in July, Unlimited Advantage(Service Mark), a nondiscretionary brokerage service, with asset-based pricing, subject to a minimum annual charge of $1,500. Percentage rates charged to customers decline as assets increase. Unlimited Advantage(Service Mark) offers U.S. clients a wide array of services, including virtually unlimited trading for most investors in most securities, unlimited enrolled accounts, traditional financial consultant relationships, a CMA(Registered Trademark) Visa(Registered Trademark) Signature(Service Mark) card with a travel rewards program, a financial plan, online capabilities, and access to Merrill Lynch research.

 .  Introduced in October, International Asset Power(Service Mark) and Asset
   Partner (Service Mark), in Canada, the international versions of Unlimited Advantage.

 .  Introduced in December, ML Direct(Service Mark), a new Internet account for
   U.S. clients preferring a self-directed approach to investing. The online service addresses investment and cash management needs to guide customer decision making. In addition to online equity trading for as little as $29.95 per trade, clients can purchase and sell mutual funds, receive Merrill Lynch research, and purchase fixed-income products. ML Direct also provides access to the Global Investor Network(Service Mark), Merrill Lynch's multimedia platform featuring timely audio and video reports from analysts, in addition to banking services and online shopping.

 . Formed the Direct Markets group to develop integrated, electronically-delivered products and services for CICG clients worldwide, including research, analytics, investment information, underwriting, trading, and account reporting. During the 1999 fourth quarter, Direct Markets introduced its first version of iDeal(Service Mark), a new software platform for offering all types of debt and equity securities that is designed to increase the efficiency of the underwriting process, enhance the dissemination of information, and broaden distribution.

 . Announced in December a strategic alliance with Multex.com to co-develop global research and information web sites for Merrill Lynch's CICG clients, and to develop technology that will offer clients expanded market data and news, as well as interactive investor conference calls to give customers real-time access to Merrill Lynch's research analysts.

 . Invested in electronic trading and market systems, such as Primex, Archipelago and TradeWeb.

 . Established an integrated global Asset Management Group with three regional operating units servicing a diverse worldwide clientele. In addition, the initiatives included the hire of new senior marketing officers and senior investment managers, including chief investment officers and senior portfolio managers, as well as a quantitative management team, Merrill Lynch Quantitative Advisors. These changes have contributed to expanded product lines, including both active and quantitative investment funds, improved investment performance across both retail and institutional funds, and expanded distribution through Merrill Lynch's sales channels and external distribution partners.

 . In January 2000, announced the expansion of Merrill Lynch's banking initiatives, which will include new deposit product offerings to be introduced in the first half of 2000. These new products will include Federally-insured interest-bearing bank deposits into which cash from certain Merrill Lynch client accounts, previously swept into money market mutual funds, will be swept. It is anticipated that the new deposit product offerings will enhance the deposit base at Merrill Lynch's two FDIC-insured U.S. banking subsidiaries.

Competition

     All aspects of Merrill Lynch's business are intensely competitive, particularly in the underwriting, trading, and advisory activities, and have been affected by the entry of several new and non-traditional competitors such as commercial banks and insurance companies and Internet broker-dealers, and by the consolidation of others. Merrill Lynch competes for clients, market share, and human talent in every aspect of its business. It competes directly on a worldwide basis with other U.S. and non-U.S. trading, investment banking and financial advisory service firms, brokers and dealers in securities and futures. It also competes with commercial banks and their affiliates in these businesses, particularly in its derivatives and capital markets businesses. Many of Merrill Lynch's non-U.S. competitors may have competitive advantages in their home markets. Merrill Lynch's competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

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

     For a further discussion of the competitive environment, see Business Environment above.

Regulation

     Certain aspects of Merrill Lynch's business, as that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission ("SEC"), Commodity Futures Trading Commission ("CFTC"), Federal Deposit Insurance Corporation ("FDIC"), Municipal Securities Rulemaking Board ("MSRB"), the New York State Banking Department ("NYSBD") and Office of Thrift Supervision ("OTS"). In other areas of the world, these regulators include, in the United Kingdom, the Financial Services Authority ("FSA") (which has assumed the banking supervisory role previously undertaken by the Bank of England) the Securities and Futures Authority ("SFA"), and the Investment Management Regulatory Organization ("IMRO"), and elsewhere, the Central Bank of Ireland, the Federal Banking Supervisory Authority in Germany, the Swiss Federal Banking Commission, the Japanese Financial Supervisory Agency, the Monetary Authority of Singapore, the Office of Superintendent of Financial Institutions in Canada, the Canadian Securities Administrators, the Securities Commission in Argentina, the Securities Commission in Brazil, the Securities Commission in Mexico and the Securities and Futures Commission in Hong Kong, among many others.

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

     Those Merrill Lynch entities that are broker-dealers registered with the SEC and members of U.S. national securities exchanges are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act") which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML&Co. to withdraw capital from such broker-dealers. Additional information regarding certain net capital requirements is set forth in Note 13 to the Consolidated Financial Statements in the Annual Report.

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

     The SEC, various banking regulators, the Financial Accounting Standards Board, and Congressional committees, among others, have launched a number of initiatives which have the effect of increasing regulation, and requiring greater disclosure, of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major U.S. securities firms, has implemented a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed its Risk Oversight Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative.

     MLIP and QA Advisers LLC are registered with the Commodity Futures Trading Commission as commodity pool operators and commodity trading advisors.

     MLGSI is subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch's municipal finance professionals are subject to various trading and underwriting regulations of the MSRB. MLPF&S and MLF are registered futures commission merchants and regulated by the CFTC, the National Futures Association ("NFA"), and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies. MLIP is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities.

     Merrill Lynch's banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the State of New Jersey and by the FDIC. Certain of the activities of MLBFS and MLCC are regulated by the New Jersey Department of Banking. In addition to New Jersey, MLCC is also licensed or registered to conduct its lending activities in 35 other jurisdictions and MLBFS is licensed or registered in 8 states, subjecting each to regulation and examination by the appropriate authorities in those states.

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

Non-U.S. Regulatory Oversight and Supervision:

     Merrill Lynch's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bodies, particularly in those countries where it has established an office. Certain Merrill Lynch subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate.

     MLI and MLIB Limited are regulated in the United Kingdom by the SFA. Merrill Lynch Capital Markets Bank Limited, which engages in the derivatives business, is regulated by the Central Bank of Ireland and the New York State Banking Department. Merrill Lynch's activities in Australia are regulated by the Australian Securities and Investment Commission or the Australian Prudential Regulation Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch's Japanese business is subject to the regulation of the Financial Supervisory Agency as well as other Japanese regulatory authorities. Merrill Lynch Phatra Securities is regulated primarily by the Securities and Exchange Commission of Thailand and the Stock Exchange of Thailand.

     Merrill Lynch Canada is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

     The business of MLAM and MAM is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are regulated by IMRO and the Personal Investment Authority and, in other jurisdictions, by local regulators.

     Merrill Lynch's activities in Mexico are regulated by Securities Commission in Mexico, its activities in Argentina by the Securities Commission in Argentina, and its activities in Brazil by the Securities Commission in Brazil.

     Merrill Lynch's subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated, and/or conduct their business activities. In addition to being regulated by the NYSBD, MLIB Limited is regulated by the FSA in respect of its banking activities (previously by the Bank of England) and The Monetary Authority of Singapore. Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking. Banco Merrill Lynch is regulated by the Brazilian Central Bank.

Item 2. Properties

     Merrill Lynch has a number of offices throughout the world. Other than those described below as being owned, substantially all offices of Merrill Lynch subsidiaries throughout the world are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes
for which they are currently used and are well maintained.   Set forth below is
a brief description and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities support all of Merrill Lynch's segments, other than the property on King William Street in London referred to below, which is utilized solely by our Asset Management
Group.   The information regarding Merrill Lynch's property lease commitments is set forth in Note 9 to the Consolidated Financial Statements under the caption Leases in the Annual Report.

Principal Facilities in the United States:

     Merrill Lynch's executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Separate Merrill Lynch affiliates lease both the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Merrill Lynch occupies the entire North Tower and approximately half the South Tower. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee's interest in the North Tower.

     In New York City, MLPF&S also holds a lease for 662,000 square feet in lower Manhattan expiring in 2007. In 1998, Merrill Lynch began partial occupancy of a 760,000 square foot building at 222 Broadway, which was purchased by a subsidiary in 1997; as third party leases expire, Merrill Lynch intends to occupy the entire building. In New Jersey, Merrill Lynch affiliates own a 389,000 square foot hotel, conference and training center, a 669,000 square foot office building in Plainsboro, and a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset. MLPF&S holds a 590,000 square foot lease at 101 Hudson Street in Jersey City. In 1999, Merrill Lynch affiliates leased land and commenced construction on facilities in Hopewell, New Jersey which will consolidate existing operations and allow for future expansion. Initial operations are scheduled to commence in the Fall of 2000. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings, and a 70-acre campus in Englewood, Colorado with two buildings.

Principal Facilities Outside the United States:

     In London, Merrill Lynch leases 250,000 square feet at Ropemaker Place with a cancellation right in 2002. In 1998, Merrill Lynch purchased a site in the City of London and is currently constructing a headquarters complex of 550,000 square feet. The new headquarters will replace the Ropemaker facility, and is expected to be occupied in 2001. An additional 170,000 square feet of office space is also leased at Farringdon Road. This lease, which has a 25 year term, commenced in 1990. Merrill Lynch also leases approximately 140,000 square feet under a lease expiring in 2014 on King William Street, where Merrill Lynch Mercury Asset Management's operations are headquartered.



Item 3. Legal Proceedings

ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in civil actions and arbitration proceedings, including those described below. Each of the following actions is reported as of March 6, 2000.

Sumitomo Litigation.

     In December 1999, Merrill Lynch entered into an agreement in principle with the plaintiffs to settle two purported class actions in the United States District Court for the Western District of Wisconsin (Loeb Industries, Inc. v. Sumitomo Corp., et al., instituted June 7, 1999; Metal Prep Co., Inc. v. Sumitomo Corp., et al., instituted July 30, 1999) and two purported class actions in the Superior Court for the County of San Diego (Heliotrope General, Inc. v. Sumitomo Corp., et al., instituted July 8, 1999; R.W. Strang Mechanical
v. Sumitomo Corp., et al., instituted August 20, 1999) for a total of $20 million. Those actions alleged that Merrill Lynch conspired with Sumitomo Corporation and others to inflate copper prices. These matters were settled without an adjudication of the merits of the claims and Merrill Lynch denied liability in connection with the settlement. The settlement in principle is subject to the execution of a definitive settlement agreement and court approval.

JAS Securities Litigation.

     JAS Securities LLP v. Merrill Lynch, instituted July 14, 1999, was brought against Merrill Lynch as a purported class action in the Superior Court of the State of Delaware, on behalf of beneficial owners of certain exchangeable debt securities. The complaint alleges breach of contract based on Merrill Lynch's alleged use of an incorrect formula for redeeming certain exchangeable debt securities prior to their maturity. Plaintiff has asserted that damages are approximately $255 million. Merrill Lynch has moved to dismiss the action and plaintiff has moved for partial summary judgment on its claims.

Orange County Litigation

     The following actions filed against ML & Co. in connection with Merrill Lynch's business activities with the Treasurer-Tax Collector of Orange County, California ("Orange County") have been settled:

     City of Atascadero, et al. v. Merrill Lynch, Pierce, Fenner & Smith Inc., et al., instituted September 15, 1995, was brought in the Superior Court of the State of California, San Francisco County by 14 California public entities against ML & Co., and certain of its subsidiaries and employees. Plaintiffs alleged, among other things, that the defendants violated state and federal law in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. In February 2000, Merrill Lynch and the plaintiffs agreed to settle the case for $32.5 million and payment was made on March 3, 2000. The matter was settled without an adjudication of the merits of the claims and Merrill Lynch denied liability in connection with the settlement.

     DeLeon v. Merrill Lynch, Pierce, Fenner & Smith Inc., et al., instituted December 13, 1994, was brought against MLPF&S, an affiliate, and an employee of Merrill Lynch as a purported class action in the Superior Court of the State of California, Orange County, on behalf of individuals whose funds were invested by the Orange County Treasurer-Tax Collector, alleging breaches of fiduciary duties and acts of professional negligence in connection with Merrill Lynch's business activities with the Orange County Treasurer-Tax Collector. Plaintiffs have agreed to dismiss the case voluntarily without the payment of any damages by Merrill Lynch.

     The following action filed against ML & Co. in connection with Merrill Lynch's business activities with Orange County is outstanding:

     Balan v. Merrill Lynch & Co., Inc., et al., instituted December 16, 1994, was brought as a purported class action in the United States District Court for the Southern District of New York on behalf of purchasers of ML & Co.'s common stock between March 31, 1994 and December 6, 1994 alleging, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by ML & Co. and two of its present or former directors and officers in connection with Merrill Lynch's disclosure with respect to its business activities with the Orange County Treasurer-Tax Collector. Damages in an unspecified amount are sought. Merrill Lynch has moved to dismiss the action, and is awaiting decision on its motion.

Shareholder Derivative Litigation

     In the following shareholder derivative action ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would be for the benefit of ML &
Co.:

     Miller v. Schreyer, et al., a consolidated derivative action instituted October 11, 1991 in the Supreme Court of the State of New York, New York County, alleges, among other things, breach of fiduciary duty against certain present or former ML & Co. directors, and against Transmark USA, Inc. and one of its principals in connection with securities trading transactions that occurred at year-end 1984, 1985, 1986, and 1988 between subsidiaries of ML & Co. and a subsidiary of Transmark USA, Inc., Guarantee Security Life Insurance Company, which was later liquidated. Damages in an unspecified amount are sought. Merrill Lynch has moved to dismiss the action, and is awaiting a decision on its motion.

     ML & Co. believes it has strong defenses to, and, where appropriate, will vigorously contest the actions described above that have not already been settled. Although the ultimate outcome of the actions described above and other civil actions, arbitration proceedings, and claims pending against ML & Co. or its subsidiaries as of March 6, 2000, cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of Merrill Lynch as set forth in the Consolidated Financial Statements of Merrill Lynch included in the Annual Report, but may be material to the Company's operating results for any particular period.

Item 4. Matters Submitted to a Vote of Securityholders

     There were no matters submitted to a vote of security holders during the 1999 fourth quarter.

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

David H. Komansky, 60

Chairman of the Board since April 1997; Chief Executive Officer since December 1996; President and Chief Operating Officer from January 1995 to April 1997; Executive Vice President, Debt and Equity Markets Group from May 1993 to January 1995.

Thomas W. Davis, 46

Executive Vice President and President of Corporate and Institutional Client Group since March 1998; Executive Vice President and Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Co-Head of Investment Banking Group from April 1995 to April 1997; Co-Head of Equity Markets Group from 1993 to April 1995.

Edward L. Goldberg, 59

Executive Vice President, Operations Services Group since January 1999; Executive Vice President, Operations, Services and Technology from April 1991 to January 1999.

Stephen L. Hammerman, 62

Vice Chairman of the Board since April 1992; General Counsel since October 1984.

Jerome P. Kenney, 58

Executive Vice President, Corporate Strategy and Research since October 1990, concurrently with Executive Vice President, Corporate Credit from May 1993 to May 1995.

John A. McKinley, Jr., 42

Executive Vice President since January 2000; Head of the Technology Group since January 1999; Chief Technology Officer since October 1998; Senior Vice President from October 1998 to January 2000. Joined Merrill Lynch in October 1998. Prior, Chief Technology and Information Officer, General Electric Capital Services, October 1995 to October 1998; Partner, Ernst & Young LLP, October 1992 to November 1995.

E. Stanley O'Neal, 48

Executive Vice President and President of U.S. Private Client Group since February 2000, Executive Vice President and Chief Financial Officer from March 1998 to February 2000; Executive Vice President and Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Head of Global Capital Markets Group from April 1995 to April 1997; Managing Director, Investment Banking and Head of Financing Services Group from June 1993 to April 1995.

Thomas H. Patrick, 56

Executive Vice President and Chief Financial Officer since February 2000, Executive Vice President and Chairman of Special Advisory Services from March 1993 to February 2000.

Jeffrey M. Peek, 53

Executive Vice President, President of Asset Management Group and President and Chief Executive Officer of MLAM since December 1997; Managing Director and Co-Head of Investment Banking Group from March 1997 to December 1997; Senior Vice President and Director, Global Securities Research & Economics from April 1995 to March 1997; Head of Global Industries Group, Investment Banking, from November 1993 to March 1995.

Winthrop H. Smith, Jr., 50

Executive Vice President and President of International Private Client Group since April 1997; Chairman, Merrill Lynch International Incorporated since April 1993; Executive Vice President, International from June 1992 to April 1997.

John L. Steffens, 58

Chairman of U.S. Private Client Group since February 2000; Vice Chairman of the Board since April 1997; President of U.S. Private Client Group from April 1997 to February 2000; Executive Vice President, Private Client Group from October 1990 to April 1997.



                                 ____________

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the captions "Dividends Per Common Share" and "Stockholder Information" on page 88 of the Annual Report and such information is incorporated herein by reference.

Item 6. Selected Financial Data

     Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table "Selected Financial Data" on page 27 of the Annual Report (excluding for this purpose the financial ratio, leverage, and employee information set forth under the headings "Financial Ratios" and "Employee Statistics"). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 55 to 87 in the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 28 to 53 of the Annual Report under the caption "Management's Discussion and Analysis" and is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 55 to 87 in the Annual Report.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosure about market risk is set forth on pages 49 to 50 of the Annual Report under the caption "Management's Discussion and Analysis" and in Note 3 to the Consolidated Financial Statements, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the Annual Report on pages 54 to 87, and are incorporated herein by reference. In addition, the information on page 88 of the Annual Report under the caption "Quarterly Information" is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Election of Directors" on pages 4 to 7 of ML & Co.'s Proxy Statement dated March 9, 2000 for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference. For a list of the members of the ML & Co. Board of Directors and of the ML & Co. executive officers, see pages 89 to 91, of the Annual Report.

Item 11. Executive Compensation

     Information relating to ML & Co. executive officer and director compensation set forth on pages 16 to 26 and page 28 of the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on pages 1 and 2 of the 2000 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on pages 10 and 11 of the 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions set forth under the caption "Certain Transactions" on page 27 of the 2000 Proxy Statement is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, And Reports On Form 8-K

 (a) Documents filed as part of this Report:

     1.  Consolidated Financial Statements

         The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

     2.  Financial Statement Schedule

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

  *(c) Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock.

   (d) Certificate of Designation of ML & Co. establishing the rights, preferences, privileges, qualifications, Restrictions, and limitations relating to the 9% Preferred Stock (filed as part of Exhibit (3)(i) to First Quarter 1998 10-Q).

  *(e) Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A. as Depositary, and The holders from time to time of the Depositary Receipts.

   (f) Certificate of Designation dated December 17, 1987 for Series A Junior Preferred Stock (Exhibit 3(f) to S-3 (file No. 33-19975)).

   (g) Certificate of Designation dated August 20, 1998 for Special Voting Stock, relating to ML & Co.'s Restated Certificate of Incorporation effective as of April 28, 1998 (Exhibit (3) to 10-Q for the quarter ended September 25, 1998 ("Third Quarter 1998 10-Q")).

   (h) Form of Amended and Restated Rights Agreement dated as of December 2, 1997 between ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated December 2, 1997).

   (ii) By-Laws of ML & Co., effective as of September 24, 1999 (Exhibit 3 to 1999 10-Q for the quarter ended September 24, 1999).

 (4) Instruments defining the rights of security holders, including indentures

         ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any unfiled agreements defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

  *(i) Senior Indenture dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (the "1983 Senior Indenture") and the Supplemental Indenture thereto dated as of March 15, 1990.

  *(ii) Sixth Supplemental Indenture dated as of October 25, 1993 to the 1983 Senior Indenture.

   (iii) Twelfth Supplemental Indenture to the 1983 Senior Indenture dated as of September 1, 1998 between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (Exhibit 4(a) to 8-K dated October 21, 1998).

   (iv) Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (the "1993 Senior Indenture")(Exhibit (4) (iv) to 10-K for fiscal year ended December 25,1998 ("1998 10-K")).

   (v) First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (Exhibit 4(a) to 8-K dated July 2, 1998).

   (vi) Form of S&P 500 Market Index Target-Term Security due March 27, 2006 (Exhibit 4 to 8-K dated March 26, 1999).

    (vii) Form of Consumer Staples Select Sector SPDR Fund Market Index Target-Term Security due April 19, 2006 (Exhibit 4 to 8-K dated April 19, 1999).

    (viii) Form of Major 11 International Market Index Target-Term Security due May 26, 2006 (Exhibit 4 to 8-K dated May 26, 1999).

    (ix) Form of Russell 2000 Index Call Warrant Expiring May 25, 2001 (Exhibit 4 to 8-K dated May 28, 1999).

    (x) Form of Select Sector SPDR Fund Growth Portfolio Market Index Target-Term Security due May 25, 2006 (Exhibit 4 to 8-K dated May 28, 1999).

    (xi) Form of Market Index Target-Term Security based upon the Dow Jones Industrial Average due June 26, 2006 (Exhibit 4 to 8-K dated June 25, 1999).

    (xii) Form of Russell 2000 Market Index Target-Term Security due July 21, 2006 (Exhibit 4 to 8-K dated July 21, 1999).

    (xiii) Form of Nikkei 225 Market Index Target-Term Security due August 4, 2006 (Exhibit 4 (b) to 8-K dated August 4, 1999).

    (xiv) Form of S&P 500 Market Index Target-Term Security due August 4, 2006 (Exhibit 4 to 8-K dated August 4, 1999).

    (xv) Form of Nikkei 225 Market Index Target-Term Security due September 20, 2002 (Exhibit 4 (a) to 8-K dated September 20, 1999).

    (xvi) Form of Energy Select Sector SPDR Fund Market Index Target-Term Security due September 20, 2006 (Exhibit 4 (b) to 8-K dated September 20, 1999).

    (xvii) Form of Bond Index Note, Domestic Master Series 1999A due December 23, 2002 (Exhibit 4 to 8-K dated December 22, 1999).

    (xviii) Form of Global Market Index Target-Term Security due December 22, 2004 (Exhibit 4 to 8-K dated December 22, 1999).

 (10) Material Contracts

   *(i) Form of ML & Co. 1978 Equity Purchase Plan as amended through January 16, 1995.

   *(ii) Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994.

    (iii) ML & Co. Long-Term Incentive Compensation Plan, as amended through July 26, 1999 (Exhibit 10(i) to 10-Q for the quarter ended June 25, 1999 ("Second Quarter 1999 10-Q")).

    (iv) ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1996 (Exhibit 10(iii) to Second Quarter 1999 10-Q).

    (v)      ML & Co. Executive Officer Compensation Plan.

    (vi) Written description of Retirement Program for Non-Employee Directors of ML & Co., as amended June 29, 1988 (Pages 23 to 24 of ML & Co.'s Proxy Statement for the 1999 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 4,
             1998).

    (vii) Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995).

    (viii) Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be Entered into with all future directors of ML & Co. (Exhibit 10 (viii) to 1998 10-K).

    (ix) Written description of ML & Co.'s incentive compensation programs (Exhibit 10 (ix) to 1998 10-K).

    (x) Written description of ML & Co.'s compensation policy for executive officers and directors (Pages 13 to 15 and pages 22 to 24 of ML & Co.'s Proxy Statement for the 1999 Annual Meeting of Stockholders contained in ML & Co.'s Schedule 14A filed on March 5, 1999).

    (xi) Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

    (xii) Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

    (xiii) Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

    (xiv) Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

    (xv) Merrill Lynch KECALP L.P. 1994 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).

    (xvi) Merrill Lynch KECALP L.P. 1997 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 333-15035)).

    (xvii) Merrill Lynch KECALP L.P. 1999 (Exhibit 1(a)(ii) to Registration Statement on Form N-2 (File No. 333-59143)).

    (xviii) ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal Year ended December 27, 1996 ("1996 10-K")).

   *(xix) ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees.

    (xx) ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 1997 10-Q for the quarter ended March 28, 1997).

    (xxi) ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

    (xxii) ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

    (xxiii) ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Third Quarter 1998 10-Q).

   *(xxiv) ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees.

    (xxv) ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

    (xxvi) ML & Co. Deferred Unit and Stock Unit Plan for Non-Employee Directors (Exhibit 10 to First Quarter 1998 10-Q).

    (xxvii) ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers (Exhibit 10(ii) to Second Quarter 1999 10-Q).

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

    (xxxi) ML & Co. Program for the Deferral of Stock Option Gains for a Select Group of Eligible Employees (Exhibit 10(iv) to Third Quarter 1997 10-Q).

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

       *(13) Excerpt of 1999 Annual Report to Stockholders.

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

 (b) Reports on Form 8-K:

           The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999 with the Commission under the caption "Item 5. Other Events":

    (i) Current Report on Form 8-K dated October 12, 1999 for the purpose of filing Merrill Lynch & Co.'s Preliminary Unaudited Earnings Summary for the three and nine-month periods ended September 24, 1999.

    (ii) Current Report on Form 8-K dated October 27, 1999 for the purpose of filing Merrill Lynch & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of September 24, 1999.

    (iii) Current Report on Form 8-K dated December 22, 1999 for the purpose of filing the form of Merrill Lynch & Co. Bond Index Notes, Domestic Master Series 1999A due December 23, 2002.

    (iv) Current Report on Form 8-K dated December 22, 1999 for the purpose of filing the form of Merrill Lynch & Co. Global Market Index Target-Term Securities due December 22, 2004.


           * Filed herewith

                           MERRILL LYNCH & CO., INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          ITEMS 14(A)(1) AND 14(A)(2)




                                                         Page Reference
                                                         --------------

                                                                 1999 Annual
                                                                 Report to
                                                    Form 10-K    Stockholders
                                                    ---------    ------------


Consolidated Financial Statements
---------------------------------
Independent Auditors' Report                                            54
Consolidated Statements of Earnings                                     55
Consolidated Balance Sheets                                           56-57
Consolidated Statements of Changes in Stockholders'
 Equity                                                               58-59
Consolidated Statements of Comprehensive Income                         60
Consolidated Statements of Cash Flows                                   61
Notes to Consolidated Financial Statements                            62-87


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

 Specifically incorporated elsewhere herein by
reference are certain portions of the following
unaudited items:
  (i) Selected Financial Data                        27
  (ii) Management's Discussion and Analysis        28-53
  (iii) Quarterly Information                        88

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 1999 Annual Report to Stockholders, which are incorporated herein by reference.

             Condensed Statements of Earnings (Parent Company Only)

                                                                      Schedule 1

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          MERRILL LYNCH & CO., INC.
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF EARNINGS
                             (dollars in millions)


                                                                 YEAR ENDED LAST FRIDAY IN DECEMBER
----------------------------------------------------------------------------------------------------
                                                                   1999         1998          1997
----------------------------------------------------------------------------------------------------

REVENUES
  Interest (principally from affiliates) ...................     $ 3,693      $ 4,476      $ 3,937
  Management service fees (from affiliates) ................         336          321          296
  Other ....................................................          20          109            4
                                                                 -------      -------      -------

  Total Revenues ...........................................       4,049        4,906        4,237
  Interest Expense .........................................       4,094        4,942        4,077
                                                                 -------      -------      -------

  Net Revenues .............................................         (45)         (36)         160
                                                                 -------      -------      -------

NON-INTEREST EXPENSES
  Compensation and benefits ................................         323          236          281
  Other ....................................................         358          394          307
                                                                 -------      -------      -------

  Total Non-Interest Expenses ..............................         681          630          588
                                                                 -------      -------      -------


EQUITY IN EARNINGS OF AFFILIATES ...........................       3,104        1,727        2,222
                                                                 -------      -------      -------


EARNINGS BEFORE INCOME TAXES ...............................       2,378        1,061        1,794

Income Tax Benefit .........................................         240          198          141
                                                                 -------      -------      -------



NET EARNINGS ...............................................     $ 2,618      $ 1,259      $ 1,935
                                                                 =======      =======      =======

OTHER COMPREHENSIVE LOSS, NET OF TAX.......................         (267)         (75)         (63)
                                                                 -------      -------      -------
COMPREHENSIVE INCOME.......................................      $ 2,351      $ 1,184      $ 1,872
                                                                 =======      =======      =======
NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS .......................................     $ 2,580      $ 1,220      $ 1,896
                                                                 =======      =======      =======

--------------------------------------------------------------------------------------------------

See Notes to Condensed Financial Statements

                 Condensed Balance Sheets (Parent Company Only)

                                                                      Schedule 1

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                 (dollars in millions, except per share amounts)

                                                                           DECEMBER 31,   DECEMBER 25,
                                                                              1999            1998
------------------------------------------------------------------------------------------------------

                                     ASSETS
Cash and cash equivalents ..............................................     $    379      $     --
Marketable investment securities .......................................        1,197            --
Loans to, receivables from and preference securities
   of affiliates .......................................................       84,538        80,492
Investments in affiliates, at equity ...................................       11,037         9,745
Equipment and facilities (net of accumulated
   depreciation and amortization of $330 in 1999 and $289 in 1998) .....          210           160
Other receivables and assets ...........................................        2,192         2,197
                                                                             --------      --------

TOTAL ASSETS ...........................................................     $ 99,553      $ 92,594
                                                                             ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Commercial paper and other short-term borrowings .......................     $ 24,057      $ 16,986
Loans from and payables to affiliates ..................................        5,981         4,046
Other liabilities and accrued interest .................................        4,734         4,301
Long-term borrowings ...................................................       51,979        57,129
                                                                             --------      --------
Total Liabilities ......................................................       86,751        82,462
                                                                             --------      --------
STOCKHOLDERS' EQUITY
Preferred Stockholders' Equity .........................................          425           425
                                                                             --------      --------
Common Stockholders' Equity:
     Shares exchangeable into common stock .............................           59            66
     Common stock, par value $1.33 1/3 per share;
       authorized: 1,000,000,000 shares;
       issued 1999-472,714,925 shares, 1998-472,660,324 shares..........          630           630
     Paid-in capital ...................................................        1,863         1,427
     Accumulated other comprehensive loss (net of tax) .................         (389)         (122)
     Retained earnings .................................................       12,667        10,475
                                                                             --------      --------
                                                                               14,830        12,476
     Less: Treasury stock, at cost: 1999-104,949,595 shares;
               1998-116,376,259 shares                                          1,817         2,101
           Employee stock transactions .................................          636           668
                                                                             --------      --------

Total Common Stockholders' Equity ......................................       12,377         9,707
                                                                             --------      --------
Total Stockholders' Equity .............................................       12,802        10,132
                                                                             --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................     $ 99,553      $ 92,594
                                                                             ========      ========
------------------------------------------------------------------------------------------------------
See Notes to Condensed Financial Statements

            Condensed Statements of Cash Flows (Parent Company Only)

                                                                      Schedule 1

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MERRILL LYNCH & CO., INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                    YEAR ENDED LAST FRIDAY IN DECEMBER
                                                                  -------------------------------------
                                                                    1999          1998          1997
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings ..............................................     $  2,618      $  1,259      $  1,935
  Noncash items included in earnings:
    Equity in earnings of affiliates ........................       (3,104)       (1,727)       (2,222)
    Depreciation and amortization ...........................           45            30            30
    Other ...................................................           15          (183)          103
  (Increase) decrease in
    Operating assets, net of operating liabilities ..........          123             -          (216)
  Dividends and partnership distributions from affiliates ...        1,781           868         1,126
                                                                  --------      --------      --------
    CASH PROVIDED BY OPERATING ACTIVITIES ...................        1,478           247           756
                                                                  --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (payments for):
    Loans to affiliates, net of payments ....................       (2,257)          774       (22,164)
    Sales of available for sale securities ..................           12             -             -
    Purchases of available for sale securities ..............       (1,198)            -             -
    Investments in affiliates, net of dispositions ..........           (4)         (436)          (60)
    Equipment and facilities ................................          (95)          (35)          (54)

                                                                  --------      --------      --------
    CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ........       (3,542)          303       (22,278)
                                                                  --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments for):
    Commercial paper and other short-term borrowings ........        7,071       (13,621)        5,770
    Issuance and resale of long-term borrowings .............       11,685        27,153        23,592
    Settlement and repurchases of long-term borrowings ......      (16,092)      (13,933)       (6,665)
    Repurchase of remarketed preferred stock ................            -             -          (194)
    Common stock transactions ...............................          200            27          (500)
    Dividends to shareholders ...............................         (421)         (363)         (294)

                                                                  --------      --------      --------
    CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ........        2,443          (737)       21,709
                                                                  --------      --------      --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............          379          (187)          187

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................            -           187             -


                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR ......................     $    379      $      -      $    187
                                                                  ========      ========      ========


-------------------------------------------------------------------------------------------------------
Supplemental Disclosure
Cash paid for:
     Income taxes ...........................................          261           280           555
     Interest ...............................................        4,149         4,906         3,904


See Notes to Condensed Financial Statements

         NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)


NOTE 1.  BASIS OF PRESENTATION

         The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. ("ML & Co." or the "Parent Company") should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, "Merrill Lynch") and the Notes thereto in the Merrill Lynch 1999 Annual Report to Stockholders (the "Annual Report") included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation. Prior year amounts have also been restated to reflect the merger of Midland Walwyn with ML & Co. (see Note 2 to the Consolidated Financial Statements in the Annual Report).

      Investments in affiliates are accounted for in accordance with the equity method.

      For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

          .    Long-term borrowings (Note 5)
          .    Stockholders' equity (Note 8)
          .    Commitments and contingencies (Note 9)
          .    Employee incentive plans (Note 11)

      The Parent Company hedges certain risks arising from long-term borrowing payment obligations and investments in and loans to foreign subsidiaries. See Notes 5 and 6 to the Consolidated Financial Statements, respectively, for additional information.

Note 2.  Guarantees

         ML & Co. issues guarantees of counterparty obligations in connection with certain activities of subsidiaries (see Note 9 to the Consolidated Financial Statements for further information).

         The Parent Company also guarantees certain obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions.

         ML & Co. also guarantees obligations related to Trust Originated Preferred Securities(Service Mark) issued by subsidiaries (see Note 7 to the Consolidated Financial Statements).

[LOGO]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of December 31, 1999 and December 25, 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 28, 2000, which report expresses an unqualified opinion and includes an explanatory paragraph for the change in accounting method in 1998 for certain internal-use software development costs to conform with Statement of Position 98-1. Such consolidated financial statements and our report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch, listed in Item 14. Such financial statement schedule is the responsibility of Merrill Lynch's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

New York, New York
February 28, 2000

                                                                                                   /s/ W. H. Clark
------------------------------------------------                                             -------------------------
Signatures                                                           W.H. CLARK                      W. H. Clark
                                                                                                      Director
Pursuant to the requirements of Section 13 or
15(d) of the Securities Exchange Act of 1934,                                                    /s/ Jill K. Conway
the Registrant has duly caused this report to be                                             -------------------------
signed on its behalf by the undersigned,                             JILL K. CONWAY                Jill K. Conway
thereunto duly authorized on the 9th day of                                                           Director
March, 2000.
                                                                                             /s/ Stephen L. Hammerman
                                                                                             -------------------------
Merrill Lynch & Co., Inc.                                            STEPHEN L. HAMMERMAN      Stephen L. Hammerman
Registrant                                                                                            Director

                          /s/ Andrea L. Dulberg                                                /s/ George B. Harvey
                        -------------------------                                            -------------------------
 ANDREA L. DULBERG          Andrea L. Dulberg                        GEORGE B. HARVEY             George B. Harvey
                               Secretary                                                              Director

Pursuant to the requirements of the Securities                                                 /s/ William R. Hoover
Exchange Act of 1934, this report has been                                                   -------------------------
signed below by the following persons on behalf                      WILLIAM R. HOOVER            William R. Hoover
of the Registrant in the capacities indicated                                                         Director
on the 9th day of March, 2000.

                          /s/ David H. Komansky                                                /s/ Robert P. Luciano
                        -------------------------                                            -------------------------
 DAVID H. KOMANSKY          David H. Komansky                        ROBERT P. LUCIANO            Robert P. Luciano
                                Director,                                                             Director
                         Chairman of the Board and
                          Chief Executive Officer
                       (Principal Executive Officer)                                          /s/ David K. Newbigging
                                                                                             -------------------------
                                                                     DAVID K. NEWBIGGING         David K. Newbigging
                                                                                                      Director

                         /s/ Thomas H. Patrick
                       -----------------------------                                            /s/ Aulana L. Peters
 THOMAS H. PATRICK          Thomas H. Patrick                                                -------------------------
                         Executive Vice President                    AULANA L. PETERS             Aulana L. Peters
                          Chief Financial Officer                                                     Director
                       (Principal Financial Officer)

                                                                                               /s/ John J. Phelan, Jr.
                                                                                             -------------------------
                                                                     JOHN J. PHELAN, JR.          John J. Phelan, Jr.
                         /s/ Ahmass L. Fakahany                                                      Director
                       -----------------------------
 AHMASS L. FAKAHANY
                          Senior Vice President                                                 /s/ John L. Steffens
                              and Controller                                                 -------------------------
                      (Principal Accounting Officer)                 JOHN L. STEFFENS             John L. Steffens
                                                                                                      Director


                                                                                                /s/ William L. Weiss
                                                                                             -------------------------
                                                                     WILLIAM L. WEISS             William L. Weiss
                                                                                                      Director