Form 10-Q
period 2000-03-31
MERRILL LYNCH & CO INC
filed 2000-05-12
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            MARCH 31, 2000
                                                          --------------
COMMISSION FILE NUMBER                                    1-7182
                                                          ------
                            MERRILL LYNCH & CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                 13-2740599
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

       4 WORLD FINANCIAL CENTER
       NEW YORK, NEW YORK                                           10080
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

385,241,585 shares of Common Stock and 2,634,634 Exchangeable Shares as of the close of business on May 5, 2000. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                                                  PART I.  FINANCIAL INFORMATION
                                                  ------------------------------
ITEM 1.  Financial Statements
-----------------------------

                                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                   ------------------------------
                                                                   MARCH 31,             MARCH 26,             PERCENT
(dollars in millions, except per share amounts)                        2000                  1999            INC. (DEC.)
                                                                   --------               -------            ----------

NET REVENUES
  Commissions                                                      $  2,152               $ 1,567                  37.3 %
  Principal transactions                                              1,787                 1,444                  23.8
  Investment banking                                                    996                   633                  57.3
  Asset management and portfolio service fees                         1,390                 1,110                  25.2
  Other                                                                 238                   132                  80.3
                                                                   --------               -------
     Subtotal                                                         6,563                 4,886                  34.3

  Interest and dividend revenues                                      4,463                 3,681                  21.2
  Less interest expense                                               3,779                 3,301                  14.5
                                                                   --------               -------
     Net interest profit                                                684                   380                  80.0
                                                                   --------               -------

  TOTAL NET REVENUES                                                  7,247                 5,266                  37.6
                                                                   --------               -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           3,808                 2,762                  37.9
  Communications and technology                                         578                   480                  20.4
  Occupancy and related depreciation                                    250                   227                  10.1
  Advertising and market development                                    244                   152                  60.5
  Brokerage, clearing, and exchange fees                                192                   154                  24.7
  Professional fees                                                     147                   117                  25.6
  Goodwill amortization                                                  56                    57                  (1.8)
  Other                                                                 397                   321                  23.7
                                                                   --------               -------
  TOTAL NON-INTEREST EXPENSES                                         5,672                 4,270                  32.8
                                                                   --------               -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,575                   996                  58.1

Income Tax Expense                                                      489                   338                  44.7

Dividends on Preferred Securities Issued by Subsidiaries                 49                    49                     -
                                                                   --------               -------

NET EARNINGS                                                       $  1,037               $   609                  70.3
                                                                   ========               =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                     $  1,028               $   599                  71.6
                                                                   ========               =======

EARNINGS  PER COMMON SHARE
    Basic                                                          $   2.69               $  1.65
                                                                   ========               =======
    Diluted                                                        $   2.38               $  1.44
                                                                   ========               =======

DIVIDEND PAID PER COMMON SHARE                                     $   0.27               $  0.24
                                                                   ========               =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             381.6                 364.0
                                                                   ========               =======
    Diluted                                                           432.4                 415.7
                                                                   ========               =======
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                      MARCH 31,         DECEMBER 31,
(dollars in millions)                                                                                     2000                 1999
------------------------------------------------------------------------------------------            --------          -----------

ASSETS

CASH AND CASH EQUIVALENTS                                                                             $  9,738             $ 10,827

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                               6,077                5,880

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                               117,147               99,741

MARKETABLE INVESTMENT SECURITIES                                                                        13,030               10,145

TRADING ASSETS, AT FAIR VALUE
  Equities and convertible debentures                                                                   27,011               23,593
  Corporate debt and preferred stock                                                                    22,075               20,346
  Contractual agreements                                                                                21,614               22,701
  U.S. Government and agencies                                                                          14,323               15,376
  Non-U.S. governments and agencies                                                                     10,309                4,892
  Mortgages, mortgage-backed, and asset-backed                                                           7,554                7,394
  Municipals and money markets                                                                           2,815                2,427
                                                                                                      --------             --------
                                                                                                       105,701               96,729
  Securities received as collateral, net of securities pledged as collateral                            12,364               10,005
                                                                                                      --------             --------
  Total                                                                                                118,065              106,734
                                                                                                      --------             --------

SECURITIES PLEDGED AS COLLATERAL                                                                         9,031                9,699
                                                                                                      --------             --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $63 in 2000 and $56 in 1999)                     45,902               39,850
  Brokers and dealers                                                                                    8,740                9,095
  Interest and other                                                                                     7,673                7,505
                                                                                                      --------             --------
  Total                                                                                                 62,315               56,450
                                                                                                      --------             --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                                    4,087                4,097

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $170 in 2000 and $146 in 1999)         11,308               11,187

OTHER INVESTMENTS                                                                                        3,363                3,410

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
   amortization of $4,223 in 2000 and $4,069 in 1999)                                                    3,152                3,117

GOODWILL (net of accumulated amortization of $591 in 2000 and $543 in 1999)                              4,845                4,952

OTHER ASSETS                                                                                             1,786                1,832
                                                                                                      --------             --------

TOTAL ASSETS                                                                                          $363,944             $328,071
                                                                                                      ========             ========




                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                      MARCH 31,        DECEMBER 31,
(dollars in millions, except per share amount)                                                            2000                1999
----------------------------------------------------------------------------------------------       ----------         -----------

LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                                      $ 84,995            $ 71,578

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                        28,782              25,595

DEMAND AND TIME DEPOSITS                                                                                18,323              17,602

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                                26,521              27,030
  Equities and convertible debentures                                                                   22,404              20,231
  U.S. Government and agencies                                                                          13,968              10,816
  Non-U.S. governments and agencies                                                                      8,066               6,311
  Corporate debt, preferred stock, and other                                                             4,384               3,405
                                                                                                      --------            --------
  Total                                                                                                 75,343              67,793
                                                                                                      --------            --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                                  21,395              19,704
                                                                                                      --------            --------

OTHER PAYABLES
  Customers                                                                                             25,161              22,722
  Brokers and dealers                                                                                   12,632              11,397
  Interest and other                                                                                    19,206              18,601
                                                                                                      --------            --------
  Total                                                                                                 56,999              52,720
                                                                                                      --------            --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                    4,038               4,087

LONG-TERM BORROWINGS                                                                                    56,877              53,465
                                                                                                      --------            --------

TOTAL LIABILITIES                                                                                      346,752             312,544
                                                                                                      --------            --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                              2,725               2,725
                                                                                                      --------            --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                             425                 425
                                                                                                      --------            --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                     44                  59
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
       issued: 2000 - 472,716,448 ; 1999 - 472,714,925                                                     630                 630
  Paid-in capital                                                                                        2,814               1,863
  Accumulated other comprehensive loss (net of tax)                                                       (388)               (389)
  Retained earnings                                                                                     13,591              12,667
                                                                                                      --------            --------
                                                                                                        16,691              14,830
Less:  Treasury stock, at cost: 2000 -  90,755,904 shares; 1999 - 104,949,595 shares                     1,526               1,817
       Employee stock transactions                                                                       1,123                 636
                                                                                                      --------            --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                       14,042              12,377
                                                                                                      --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                                              14,467              12,802
                                                                                                      --------            --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                            $363,944            $328,071
                                                                                                      ========            ========



----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                          -------------------------------
   (dollars in millions)                                                                 MARCH 31,              MARCH 26,
                                                                                             2000                   1999
                                                                                         --------               --------

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                           $ 1,037                $   609
   Noncash items included in earnings:
      Depreciation and amortization                                                           192                    162
      Policyholder reserves                                                                    48                     54
      Goodwill amortization                                                                    56                     57
      Amortization of stock-based compensation                                                119                    113
      Other                                                                                   491                    104
   (Increase) decrease in operating assets(a):
      Trading assets                                                                       (9,070)                 3,772
      Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                             (197)                   733
      Receivables under resale agreements and securities borrowed transactions            (17,406)               (14,006)
      Customer receivables                                                                 (6,059)                (1,566)
      Brokers and dealers receivables                                                         355                  3,818
      Other                                                                                  (501)                  (861)
   Increase (decrease) in operating liabilities(a):
      Trading liabilities                                                                   7,550                  2,796
      Payables under repurchase agreements and securities loaned transactions              13,417                  2,885
      Customer payables                                                                     2,439                 (4,151)
      Brokers and dealers payables                                                          1,235                  9,318
      Other                                                                                   698                   (785)
                                                                                          -------                -------
      CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                     (5,596)                 3,052
                                                                                          -------                -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (payments for):
      Maturities of available-for-sale securities                                           1,146                  1,563
      Sales of available-for-sale securities                                                  667                    951
      Purchases of available-for-sale securities                                           (4,884)                (2,533)
      Maturities of held-to-maturity securities                                             1,550                    205
      Purchases of held-to-maturity securities                                             (1,292)                  (222)
      Loans, notes, and mortgages                                                            (244)                  (782)
      Acquisitions, net of cash acquired                                                        -                    (20)
      Other investments and other assets                                                       90                   (424)
      Equipment and facilities                                                               (227)                  (202)
                                                                                          -------                -------
      CASH USED FOR INVESTING ACTIVITIES                                                   (3,194)                (1,464)
                                                                                          -------                -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments for):
      Commercial paper and other short-term borrowings                                      3,187                 (7,248)
      Demand and time deposits                                                                721                  1,092
      Issuance and resale of long-term borrowings                                           8,961                  8,914
      Settlement and repurchase of long-term borrowings                                    (5,265)                (5,921)
      Issuance of treasury stock                                                              196                     75
      Other common and preferred stock transactions                                            14                   (171)
      Dividends                                                                              (113)                   (98)
                                                                                          -------                --------
      CASH  PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     7,701                 (3,357)
                                                                                          -------                --------
   DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,089)                (1,769)

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            10,827                 12,530
                                                                                          -------                -------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 9,738                $10,761
                                                                                          =======                =======
(a)  Net of effects of acquisitions.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes                                                                           $   130                $   111
   Interest                                                                                 3,357                  3,253


------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                 (dollars in millions, except per share amounts)

--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 31, 1999 consolidated balance sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 31, 1999. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

--------------------------------------------------------------------------------
NOTE 2. SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at March 31, 2000 and December 31, 1999 are presented below:


------------------------------------------------------------------------------------------

                                                             MARCH 31,          DEC. 31,
                                                                 2000              1999
                                                             ---------         ---------


PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
   Repurchase agreements                                     $ 73,656          $ 64,954
   Securities loaned transactions                              11,339             6,624
                                                             --------          --------
   Total                                                     $ 84,995          $ 71,578
                                                             ========          ========

COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                          $ 27,240          $ 24,198
   Bank loans and other                                         1,542             1,397
                                                             --------          --------
   Total                                                     $ 28,782          $ 25,595
                                                             ========          ========

DEMAND AND TIME DEPOSITS
   Demand                                                    $  3,587          $  3,498
   Time                                                        14,736            14,104
                                                             --------          --------
   Total                                                     $ 18,323          $ 17,602
                                                             ========          ========
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3. COMMON STOCK
--------------------------------------------------------------------------------

In February 2000, ML & Co. issued 1,523 shares of common stock to certain non-U.S. employees in connection with an employee incentive plan grant, thereby increasing issued shares to 472,716,448.

--------------------------------------------------------------------------------
NOTE 4.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Corporate and Institutional Client Group ("CICG"), the Private Client Group ("PCG") and the Asset Management Group
("AMG"). Prior period amounts have been restated to conform to the 2000 presentation. For information on each segment's activities, see Management's Discussion and Analysis-Business Segments and the 1999 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:


--------------------------------------------------------------------------------------------------------------------------

                                                                                         CORPORATE
                                                       CICG         PCG         AMG          ITEMS              TOTAL
                                                   --------     -------      ------      ---------           --------
THREE MONTHS ENDED
MARCH 31, 2000


Net interest revenue(a)                            $    314     $   407      $   19         $  (56)(b)       $    684
All other revenues                                    3,047       3,009         599            (92)(c)          6,563
                                                   --------     -------      ------         ------           --------
Net revenues                                          3,361       3,416         618           (148)             7,247
Non-interest expenses                                 2,255       2,928         502            (13)(d)          5,672
                                                   --------     -------      ------         ------           --------
Earnings (loss) before income taxes
 and dividends on preferred securities
 issued by subsidiaries                               1,106         488         116           (135)             1,575
Income tax expense (benefit)                            315         184          40            (50)               489
Dividends on preferred securities
 issued by subsidiaries                                   -           -           -             49                 49
                                                   --------     -------      ------         ------           --------
Net earnings (loss)                                $    791     $   304      $   76         $ (134)          $  1,037
                                                   ========     =======      ======         ======           ========

Total assets                                       $294,493     $61,985      $2,621         $4,845           $363,944
                                                   ========     =======      ======         ======           ========
--------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------
                                                                                         CORPORATE
                                                       CICG         PCG         AMG          ITEMS              TOTAL
                                                   --------     -------   ---------      ---------           --------
THREE MONTHS ENDED
MARCH 26, 1999

Net interest revenue(a)                            $    173     $   269      $    4         $  (66)(b)       $    380
All other revenues                                    2,116       2,342         491            (63)(c)          4,886
                                                   --------     -------      ------         ------           --------
Net revenues                                          2,289       2,611         495           (129)             5,266
Non-interest expenses                                 1,622       2,223         433             (8)(d)          4,270
                                                   --------     -------      ------         ------           --------
Earnings (loss) before income taxes
 and dividends on preferred securities
 issued by subsidiaries                                 667         388          62           (121)               996
Income tax expense (benefit)                            194         145          21            (22)               338
Dividends on preferred securities
 issued by subsidiaries                                   -           -           -             49                 49
                                                   --------     -------      ------         ------           --------
Net earnings (loss)                                $    473     $   243      $   41         $ (148)          $    609
                                                   ========     =======      ======         ======           ========

Total assets                                       $259,393     $47,652      $2,401         $5,174           $314,620
                                                   ========     =======      ======         ======           ========

--------------------------------------------------------------------------------------------------------------------------

(a) Management views interest income net of interest expense in evaluating results.
(b) Represents Mercury financing costs.
(c) Represents the elimination of intersegment revenues.
(d) Represents goodwill amortization of $56 million and $57 million, net of elimination of intersegment expenses of $69 million and $65 million, for the three months ended March 31, 2000 and March 26, 1999, respectively.


--------------------------------------------------------------------------------
NOTE 5. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:


------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                        ---------------------------
                                                        MARCH 31,          MARCH 26,
                                                            2000               1999
                                                        --------           --------

Net earnings                                              $1,037              $ 609
                                                          ------              -----
Other comprehensive income (loss), net of tax:
 Currency translation adjustment                              (9)              (117)
 Net unrealized gain (loss) on investment
  securities available-for-sale                               10                (33)
                                                          ------              -----
 Total other comprehensive income (loss), net                  1               (150)
                                                          ------              -----
Comprehensive income                                      $1,038              $ 459
                                                          ======              =====

------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6. EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

----------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                     ----------------------------
                                                     MARCH 31,           MARCH 26,
                                                         2000                1999
                                                    ---------            --------

Net earnings                                         $  1,037            $    609
Preferred stock dividends                                   9                  10
                                                     --------            --------
Net earnings applicable to
  common stockholders                                $  1,028            $    599
                                                     ========            ========

(shares in thousands)
Weighted-average shares outstanding                   381,641             364,039
                                                     --------            --------
Effect of dilutive instruments(1)(2):

   Employee stock options                              30,964              29,833
   FCCAAP shares                                       14,108              16,548
   Restricted units                                     5,581               5,161
   ESPP shares                                             78                  81
                                                     --------            --------
   Dilutive potential common shares                    50,731              51,623
                                                     --------            --------
Total weighted-average diluted shares                 432,372             415,662
                                                     ========            ========

----------------------------------------------------------------------------------
Basic earnings per common share                      $   2.69            $   1.65
Diluted earnings per common share                    $   2.38            $   1.44
----------------------------------------------------------------------------------

(1) During the 2000 first quarter and the 1999 first quarter, there were 76 thousand and 469 thousand instruments, respectively, that were considered antidilutive and were not included in the above computations.
(2) See Note 11 to Consolidated Financial Statements in the 1999 Annual Report included as an exhibit to Form 10-K for a description of these instruments.


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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:


----------------------------------------------------------------------------------------------------
                                           INTEREST                            EQUITY    COMMODITY
                                               RATE            CURRENCY         PRICE        PRICE
(in billions)                                  RISK(1)(2)          RISK(3)       RISK         RISK
----------------------------------------------------------------------------------------------------

MARCH 31, 2000
--------------
Swap agreements                           $   2,540             $   143       $    30          $ 4
Forward contracts                                92                 164             -            1
Futures contracts                               227                   2            13            2
Options purchased                               169                  98            39            2
Options written                                 254                  83            49            4

DECEMBER 31, 1999
-----------------
Swap agreements                           $   2,470             $   175       $    27          $ 3
Forward contracts                                94                 153             3            1
Futures contracts                               224                   3            12            3
Options purchased                               216                 102            53            2
Options written                                 270                  71            53            4
----------------------------------------------------------------------------------------------------

(1)Certain derivatives subject to interest rate risk are also exposed to the credit spread risk of the underlying financial instrument.
(2)Forward contracts subject to interest rate risk principally represent "To Be Announced" mortgage pools that bear interest rate as well as principal prepayment risk.
(3)Included in the currency risk category are certain contracts that are also subject to interest rate risk.

The notional or contractual amounts of non-trading derivatives used to hedge market risk exposures on non-trading assets and liabilities at March 31, 2000 and December 31, 1999 follow:


--------------------------------------------------------------------------------
                                                MARCH 31,                DEC. 31,
(in billions)                                       2000                    1999
---------------------------------------------------------------------------------

Borrowings:
 Interest rate risk (1)                           $   39                  $   44
 Currency risk                                         1                       1
 Equity risk                                           6                       3
Investment securities (2)                             11                      11
Resale and repurchase agreements (2)                   6                       6
Customer receivables (2)                               7                       6
Investment in non-U.S. subsidiaries (3)                4                       3
Other                                                  3                       3
--------------------------------------------------------------------------------

(1)Includes $10 billion of instruments which also contain currency risk and $4 billion of instruments that also contain equity risk at both March 31, 2000 and December 31, 1999.
(2)Primarily hedging interest rate risk.
(3)Hedging currency risk.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which hedge interest rate, currency, and equity risks in the normal course of their trading activities. Realized gains and losses on early terminations of derivatives are deferred over the remaining lives of the hedged assets or liabilities. At March 31, 2000, there was $20 million in deferred gains relating to a derivative contract terminated during 1999.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of March 31, 2000 would not have a material effect on the consolidated financial condition of Merrill Lynch.

As of March 31, 2000, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on Merrill Lynch's financial condition; however, such resolution could have a material adverse impact on quarterly operating results in future periods, depending in part on the results for such periods. Refer to Part II - Other Information for additional information on legal proceedings.

--------------------------------------------------------------------------------
NOTE 8.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 31, 2000, MLPF&S's regulatory net capital of $3,188 million was 11% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $2,586 million.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 31, 2000, MLI's financial resources were $4,617 million and exceeded the minimum requirement by $1,091 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 31, 2000, MLGSI's liquid capital of $1,472 million was 313% of its total market and credit risk, and liquid capital in excess of the minimum required was $908 million.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and March 26, 1999. These financial statements are the responsibility of Merrill Lynch's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America (hereinafter referred to as "generally accepted auditing standards"), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 31,
1999, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2000, we expressed an unqualified opinion and included an explanatory paragraph for the change in accounting method in 1998 for certain internal-use software development costs to conform with Statement of Position 98-1. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

New York, New York
May 12, 2000

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

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services, and competition from new entrants as well as established competitors using the internet to establish or expand their businesses. In addition, the passage of the Gramm-Leach-Bliley Act in November of 1999 represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing anachronistic laws that separated commercial banking, investment banking and insurance activities. The Gramm-Leach-Bliley Act, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as actions and initiatives taken by both current and potential competitors, the impact of current pending and future legislation and regulation throughout the world, and the other risks detailed in the following sections.

MERRILL   LYNCH   UNDERTAKES   NO   RESPONSIBILITY   TO  UPDATE  OR  REVISE  ANY
FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial markets experienced volatility in the first quarter of 2000, after a stellar performance in 1999. Uncertainty regarding the direction of U.S. interest rates, weakness in the U.S. dollar versus the Japanese yen, and increased investor concern regarding continued economic growth contributed to lower debt underwriting activity industry-wide. Investor and issuer demand in the equity markets was up significantly from the 1999 first quarter, as investor demand led to surging trading volumes.

Long-term U.S. interest rates, as measured by the yield on the 30-year U.S. Treasury bond declined during the first quarter of 2000. Short-term U.S. rates, however, increased twice during the quarter, in February and March, when the Federal Reserve Board raised the overnight lending rate twenty-five basis points on each occasion in an effort to slow economic growth and hold down inflationary pressures. Long-term interest rates in Europe generally increased during the first quarter, and were higher compared with the 1999 first quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened in the first quarter of 2000.

U.S. equity indices, which experienced extraordinary gains during 1999, were turbulent in the first quarter of 2000. The Federal Reserve Board's decision to raise the overnight lending rate on two separate occasions, in addition to investor concern about the direction of interest rates, inflation, and continued economic growth contributed to little or no growth in most equity indices.

Widely watched market indicators demonstrated the volatility that occurred during the quarter. The Nasdaq Composite Index experienced both its single biggest point drop and its record high during the quarter, ending the period up 12.4%. This represents an increase of 85.8% from the first quarter of 1999, fueled by investor demand for technology stocks. The Dow Jones Industrial Average fell 5.0% during the quarter, demonstrating a lack of investor interest in blue chip stocks, but was up 11.6% from the end of the first quarter of 1999. The S&P 500 advanced 2.0% in the quarter, and 16.5% since the end of the 1999 first quarter.

Global equity markets, as measured by the Dow Jones World Index, advanced only 1.0% during the quarter, and 22.2% since the end of the first quarter of 1999. The renewed strength of the Japanese yen and concern over rising U.S. interest rates prevented many global equity markets from achieving the significant gains recorded in the first three months of 1999. During the quarter, Tokyo stocks fell 4% in both U.S. dollar and local currency terms as the Bank of Japan's monetary policy remained unchanged. Virtually all other Asian equity markets suffered declines during the quarter, with the exception of Malaysia, which led all Dow Jones country indices with a 20% return for the quarter. Latin American equity markets were primarily unchanged from the 1999 year-end, due to lack of investor interest. European markets generally improved in the quarter, led by gains in the media and technology sectors, which rose 30% and 18%, respectively. The best overall performer in Europe was Germany, with a 9.5% increase, sparked by increased merger and acquisition activity.

Concerns over U.S. interest rates contributed to a decrease in global debt underwriting volume during the first quarter of 2000, which declined to $754 billion from $916 billion in the 1999 first quarter, according to Thomson Financial Securities Data. In the fourth quarter of 1999, global debt underwriting volume was $489 billion. A widening in corporate bond yield spreads, due to rising interest rates, caused a decline in volume of new issues. Equity underwriting, driven by technology, telecommunications, and healthcare, was more robust, as IPO underwriting in the U.S. reached $24 billion, down from a record $29 billion in the fourth quarter of 1999, but up sharply from the $9 billion reported in the 1999 first quarter.

Strategic advisory services activities remained healthy during the 2000 first quarter, reflecting a continuation of the high level of merger and acquisition activity experienced in 1999. Global announced mergers and acquisitions totalled $1.2 trillion in the 2000 first quarter, up from $1.1 trillion in the fourth quarter of 1999, and $685 billion in the year-ago period, according to Thomson Financial Securities Data. Continued consolidations in the technology and telecommunications sectors and international mergers contributed to the increased activity.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in its competitive environment, for alignment with its long-term strategic objectives. Maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and expanding strategically, all contribute to mitigating the effects of volatility on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                FOR THE THREE MONTHS ENDED                  INCREASE
                                                           ------------------------------------           1Q00 VERSUS
                                                           MARCH 31,     DEC. 31,     MARCH 26,         ---------------
(dollars in millions, except per share amounts)                2000         1999          1999          4Q99       1Q99
------------------------------------------------------------------------------------------------------------------------
                                                                          C>

Total revenues                                              $11,026       $9,270        $8,567            19%        29%
Net revenues                                                  7,247        5,895         5,266            23         38
Pre-tax earnings                                              1,575        1,160           996            36         58
Net earnings                                                  1,037          764           609            36         70
Net earnings applicable
   to common stockholders                                     1,028          755           599            36         72
Earnings per common share
   Basic                                                       2.69         2.03          1.65            33         63
   Diluted                                                     2.38         1.80          1.44            32         65
Annualized return on average common
   stockholders' equity                                        31.1%        23.8%         24.6%
Effective tax rate                                             31.0         29.8          33.9
--------------------------------------------------------------------------------------------------------------------------


The following discussion compares the first quarters of 2000 and 1999 and, where appropriate, contrasts the first quarter of 2000 with the fourth quarter of 1999.

Merrill Lynch's net earnings were a record $1.037 billion for the first quarter of 2000, up 70% from $609 million reported in the 1999 first quarter, and surpassing the previous record of $764 million set in the 1999 fourth quarter. Earnings per common share were $2.69 basic and $2.38 diluted, compared with $1.65 basic and $1.44 diluted in the 1999 first quarter.

Net revenues reached a record $7.2 billion, up 38% from the 1999 first quarter, as new highs were achieved in most revenue categories, including commissions, principal transactions, asset management and portfolio service fees, and net interest.

Annualized return on common equity was approximately 31.1% compared with 24.6% in the first quarter a year ago. The pre-tax profit margin for the first quarter of 2000 was 21.7%, the highest level reported since the full year 1993 and the first quarter of 1994.

Commissions revenues are summarized as follows:


--------------------------------------------------------------------------------
                                          THREE MONTHS ENDED
                                        ------------------------
                                        MARCH 31,       MARCH 26,
(in millions)                               2000            1999    % INCREASE
--------------------------------------------------------------------------------

Listed and over-the-counter             $ 1,253         $   882            42 %
Mutual funds                                661             483            37
Other                                       238             202            18
                                        -------         -------
Total                                   $ 2,152         $ 1,567            37
                                        =======         =======

--------------------------------------------------------------------------------

Commissions revenues were a record $2.2 billion, up 37% from the 1999 first quarter, due to increased trading volume of listed securities, primarily on non-U.S. exchanges, and higher proprietary and non-proprietary mutual fund sales.

Net trading revenues, representing principal transactions revenues and related net interest, are presented in the table below. Interest revenue and expense amounts are based on management's assessment of the cost to finance trading positions, after consideration of the underlying liquidity of these positions.

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



--------------------------------------------------------------------------------------------------------------------------
                                      PRINCIPAL TRANSACTIONS             NET INTEREST                   NET TRADING
                                             REVENUES                      REVENUES                      REVENUES
                                       THREE MONTHS ENDED              THREE MONTHS ENDED            THREE MONTHS ENDED
                                      ------------------------      -------------------------      -----------------------
                                       MAR. 31,       MAR. 26,       MAR. 31,        MAR. 26,       MAR. 31,      MAR. 26,
(in millions)                             2000           1999           2000            1999           2000          1999
--------------------------------------------------------------------------------------------------------------------------

Equities and equity derivatives        $ 1,185        $   667        $    47         $     5        $ 1,232       $   672
Debt and debt derivatives                  537            671             75              81            612           752
Mortgages                                   12             51             55              68             67           119
Foreign exchange                            53             55              2              (1)            55            54
                                       -------        -------        -------         -------        -------       -------
Total                                  $ 1,787        $ 1,444        $   179         $   153        $ 1,966       $ 1,597
                                       =======        =======        =======         =======        =======       =======


--------------------------------------------------------------------------------------------------------------------------

Net trading revenues were $2.0 billion, up 23% from $1.6 billion in the 1999 first quarter, driven by record revenues in equity and equity derivatives trading, partially offset by a decline in debt and debt derivatives and mortgages net trading revenues.

Equities and equity derivatives net trading revenues were a record $1.2 billion, up 83% from the 1999 first quarter, and far exceeding the previous best quarter, driven by exceptionally high trading volume in both secondary cash and equity-linked products in the U.S. and global markets.

Debt and debt derivatives net trading revenues were $612 million, down 19% from the record reported in the 1999 first quarter, partly due to decreases in corporate debt and Japanese and Latin American debt trading, compared with the corresponding period a year ago.

Mortgage net trading revenues decreased 44% from first quarter 1999 to $67 million, partially due to lower customer demand. Foreign exchange net trading revenues were $55 million, up 2% from the first quarter of 1999.

Investment banking revenues rose 57% from the 1999 first quarter to $996 million in the first quarter of 2000, as equity underwriting revenues more than doubled from the 1999 first quarter. Strategic advisory service revenues also increased from the 1999 first quarter due to higher levels of activity, particularly in Europe. A summary of Merrill Lynch's investment banking revenues follows:


--------------------------------------------------------------------------------
                                   THREE MONTHS ENDED
                              ----------------------------
                              MARCH 31,           MARCH 26,
(in millions)                     2000                1999     % INCREASE
----------------------------------------------------------------------------

Underwriting                  $    623            $    427           46 %
Strategic services                 373                 206           81
                              --------            --------
Total                         $    996            $    633           57
                              ========            ========
--------------------------------------------------------------------------------

Merrill Lynch remained the leading underwriter of total debt and equity offerings in both the U.S. and global markets during the first quarter of 2000. In addition, Merrill Lynch retained its number one position in U.S. and global debt underwriting. Merrill Lynch's underwriting market share information based on transaction value follows:


-------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
-------------------------------------------------------------------------------------
                                          MARCH 31, 2000              MARCH 26, 1999
                                         ----------------            ----------------
                                         MARKET                      MARKET
                                          SHARE      RANK             SHARE      RANK
-------------------------------------------------------------------------------------

U.S. PROCEEDS
      Debt                                 15.2 %      1             15.1 %      1
      Equity                                9.2        5             16.3        2
      Debt and equity                      14.3        1             15.6        1

GLOBAL PROCEEDS
      Debt                                 11.4        1             11.5        1
      Equity                               10.6        3             11.2        3
      Debt and equity                      11.4        1             11.8        1
-------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.


Strategic services fees increased 81% from the 1999 first quarter to $373 million, benefiting from higher levels of merger and acquisition activity, particularly in Europe. Merrill Lynch's merger and acquisition market share information for the 2000 and 1999 first quarters based on transaction value follows:


-------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED
-------------------------------------------------------------------------------------
                                        MARCH 31, 2000              MARCH 26, 1999
                                      ----------------           --------------------
                                      MARKET                     MARKET
                                       SHARE     RANK             SHARE         RANK
-------------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
      U.S.                              15.7%       5              35.9%           3
      Global                            32.9        3              26.2            3

ANNOUNCED TRANSACTIONS
      U.S.                              44.2        3              26.2            3
      Global                            28.3        3              21.9            3
--------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Asset management and portfolio service fees reached a record $1.4 billion, a 25% increase from a year ago. A summary of asset management and portfolio service fees is as follows:


----------------------------------------------------------------------------------
                                           THREE MONTHS ENDED
                                       -------------------------
                                       MARCH 31,       MARCH 26,
(in millions)                              2000            1999     % INCREASE
----------------------------------------------------------------------------------

Asset management fees                  $    639        $    526          21 %
Portfolio service fees                      483             333          45
Account fees                                134             127           6
Other fees                                  134             124           8
                                       --------        --------
Total                                  $  1,390        $  1,110          25
                                       ========        ========
----------------------------------------------------------------------------------

Asset management fees increased 21% from the 1999 first quarter, as a result of a 10% growth in assets under management, which reached a record $568 billion at the end of the first quarter. The growth in assets under management was attributable to a net inflow of customer assets as well as asset appreciation. Record portfolio service fees were achieved during the first quarter as assets in fee-based accounts rose 21% from the end of 1999, driven by strong growth in Unlimited Advantage (Service Mark) and ML Consults (Registered Trademark). The majority of the revenues associated with these accounts is included in portfolio service fees, with the remainder in asset management fees.

Total assets in Private Client accounts or under management were a record $1.8 trillion at the end of the first quarter of 2000, representing an increase of $307 billion, or 21%, from the end of the first quarter a year ago. Assets under management, which are included in total assets in Private Client accounts or under management, totaled $568 billion at the end of the first quarter of 2000, an increase of $53 billion from the end of the 1999 first quarter, as discussed in the previous paragraph. The changes in these balances are noted as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                  NET CHANGES DUE TO
                                                                        --------------------------------------
                                                      MARCH 26,           NET NEW                  ASSET            MARCH 31,
(in billions)                                             1999              MONEY (1)       APPRECIATION (2)            2000
-----------------------------------------------------------------------------------------------------------------------------

Total assets in Private Client accounts
      or under management                              $ 1,484             $ 140                   $ 167             $ 1,791
Total assets under management                              515                16                      37                 568
-----------------------------------------------------------------------------------------------------------------------------

1. Includes reinvested dividends.
2. Includes foreign exchange translation adjustments of $(4) billion.

Other revenues were up 80% from the 1999 first quarter to $238 million, primarily as a result of higher income from partnership investments and net investment gains.

Significant components of interest and dividend revenues and interest expense follow:


--------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED
                                                -------------------------
                                                MARCH 31,        MARCH 26,
(in millions)                                       2000             1999
-------------------------------------------------------------------------

INTEREST AND DIVIDEND REVENUES
Resale agreements and securities
   borrowed transactions                        $  1,677         $  1,367
Trading assets                                       961            1,030
Margin lending                                     1,061              683
Other                                                764              601
                                                --------         --------
Total                                              4,463            3,681
                                                --------         --------

INTEREST EXPENSE
Repurchase agreements and securities
   loaned transactions                             1,350            1,237
Borrowings                                         1,379            1,111
Trading liabilities                                  448              526
Other                                                602              427
                                                --------         --------
Total                                              3,779            3,301
                                                --------         --------

NET INTEREST AND DIVIDEND PROFIT                $    684         $    380
                                                ========         ========
--------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit in the first quarter of 2000 was up 80% from the first quarter of 1999, mainly due to higher customer lending, changes in asset/liability composition, and higher dividends.

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" in the previous table, decreased interest expense by $8 million and $79 million for the 2000 and 1999 first quarters, respectively.

Merrill Lynch's non-interest expenses are summarized below:


-------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED
                                                                 --------------------------------
                                                                 MARCH 31,           MARCH 26,
(in millions)                                                        2000                1999
-------------------------------------------------------------------------------------------------

Compensation and benefits                                        $  3,808            $  2,762
                                                                 --------            --------
Non-interest expenses,
  excluding compensation and benefits:
      Communications and technology                                   578                 480
      Occupancy and related depreciation                              250                 227
      Advertising and market development                              244                 152
      Brokerage, clearing, and exchange fees                          192                 154
      Professional fees                                               147                 117
      Goodwill amortization                                            56                  57
      Other                                                           397                 321
                                                                 --------            --------
Total non-interest expenses,
  excluding compensation and benefits                               1,864               1,508
                                                                 --------            --------

Total non-interest expenses                                      $  5,672            $  4,270
                                                                 ========            ========

Compensation and benefits
  as a percentage of net revenues                                    52.5%               52.4%
Compensation and benefits as a percentage of
  pre-tax earnings before compensation and benefits                  70.7                73.5
-------------------------------------------------------------------------------------------------

Non-interest expenses, excluding compensation costs, were up 24% from the 1999 first quarter. Non-interest expenses, excluding compensation costs, were 25.7% of net revenues for the first quarter of 2000, a record low, down from 28.6% in the first quarter of 1999.

Compensation and benefits, the largest expense category, were $3.8 billion, up 38% from the 1999 first quarter, as increased profitability led to higher incentive compensation. Compensation and benefits as a percentage of net revenues was 52.5% for the first quarter of 2000, virtually unchanged from the first quarter of 1999.

Communications and technology expenses were $578 million, up 20% from the 1999 first quarter, partly due to increased systems consulting costs related to various initiatives, including Direct Markets and ML Direct. Higher technology-related depreciation and increased webhosting service costs related to online initiatives also contributed to the overall increase.

Occupancy and related depreciation expense was $250 million in the first quarter of 2000, up 10% from the comparable period in 1999.

Advertising and market development expense rose 61% from the 1999 first quarter to $244 million, as a result of increased advertising costs related to the launch of new products and a new corporate branding campaign. The increase was also driven by higher travel and entertainment expenses and sales promotion costs associated with increased business activity.

Brokerage, clearing, and exchange fees increased 25% to $192 million due to increased global transaction volume.

Professional fees were $147 million, up 26% from the 1999 first quarter, primarily due to higher legal, consulting, and employment service fees.

Goodwill amortization was $56 million in the first quarter of 2000, virtually unchanged from the first quarter a year ago. Other expenses were $397 million, up 24% from the first quarter of 1999, due in part to higher provisions related to various legal and business matters and increased business activity.

For the first quarter of 2000, the effective tax rate was 31.0%, compared to 33.9% in the first quarter of 1999.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports the results of its business within three business segments: Corporate and Institutional Client Group ("CICG"), Private Client Group ("PCG"), and Asset Management Group ("AMG"). CICG's activities primarily involve providing services to corporate, institutional, and governmental clients throughout the world. PCG provides investment, financing, insurance, tax, and other financial services and products to retail clients globally. AMG provides investment management services to a wide variety of retail and institutional clients. For further information on services provided to clients within these segments, see the 1999 Form 10-K and the 1999 Annual Report included as an exhibit thereto.

Certain AMG and CICG products are distributed by PCG distribution networks, and to a more limited extent, certain AMG products are distributed through the distribution capabilities of CICG. Expenses and revenues associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. Expenses of $69 million and $65 million and revenues of $92 million and $63 million for the 2000 and 1999 first quarters, respectively, were eliminated. In addition, revenue sharing agreements for shared activities are in place and the results of each segment reflect the agreed upon portion of these activities. The segment operating results exclude certain corporate items, which reduced net earnings for the 2000 and 1999 first quarters by $134 million and $148 million, respectively. (See Note 4 to Consolidated Financial Statements - Unaudited.)

--------------------------------------------------------------------------------
CORPORATE AND INSTITUTIONAL CLIENT GROUP
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED
                            ----------------------------
                            MARCH 31,          MARCH 26,
(in millions)                   2000               1999
--------------------------------------------------------

Net revenues                  $3,361             $2,289
Net earnings                     791                473
--------------------------------------------------------

CICG had its best quarter ever for both net revenues and earnings, benefiting from strong performances across all regions and businesses. Net revenues were $3.4 billion, representing a 47% increase from the first quarter of 1999, and net earnings were $791 million, up 67% from the 1999 first quarter level. Equity trading and origination revenues were both up sharply from the first quarter of 1999, due to a favorable environment for equity issuances, specifically within the technology sector. The strategic advisory business also posted strong results for the quarter, with revenues 81% above the first quarter of 1999, and only 9% below the record posted in the fourth quarter of 1999. Revenues from the Debt Markets business were slightly lower than the first quarter of 1999, as rising interest rates during the quarter led to decreased industry-wide debt underwriting activity. Merrill Lynch retained its position as the leading underwriter of total debt and equity securities, both in the U.S. and globally, as well as the #1 position in U.S. and global debt underwriting.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

                              THREE MONTHS ENDED
                           -------------------------
                           MARCH 31,       MARCH 26,
(in millions)                  2000            1999
----------------------------------------------------

Net revenues                 $3,416          $2,611
Net earnings                    304             243
----------------------------------------------------

Net revenues and net earnings for PCG were $3.4 billion and $304 million, respectively, in the first quarter of 2000, up 31% and 25% from $2.6 billion and $243 million reported in the 1999 first quarter. Record revenues in both Commissions and portfolio service fees resulted from increased trading volume and growth in fee-based accounts. Also included in the first quarter 2000 results is an after-tax gain of approximately $15 million from the sale of Merrill Lynch's retail brokerage business in Puerto Rico.

Total assets in U.S. client accounts grew 6% during the first quarter of 2000, to a record $1.4 trillion with net new money inflows of $48 billion. Outside the U.S., client assets reached $149 billion, with net new money of $11 billion during the quarter. Total assets in fee-based accounts rose to $203 billion, more than double the level from a year ago, and up 21% from the end of 1999.

Unlimited Advantage, Merrill Lynch's total access fee-based account, introduced in June 1999, contributed to the segment's strong results, with an increase in revenues of more than 50% from the fourth quarter of 1999. Client assets in Unlimited Advantage accounts grew to $88 billion, representing an increase of 40% from year-end. In addition, client assets in ML Direct, the online investing service for self-directed investors, grew from $300 million at the end of 1999 to more than $2 billion during its first full quarter in operation. ML Direct was named as one of the "Best of the Web" among online brokers by Forbes magazine, and received a four-star rating in Barron's annual survey of online brokers.

In April 2000, Merrill Lynch and HSBC Holdings plc announced a new company to create the first global online banking and investment services company, serving individual customers (except in the U.S.). The new company, headquartered in London, will be launched later this year in the United Kingdom, followed by offices in Australia, Canada, Germany, Hong Kong, and Japan, with other parts of the world to follow.

--------------------------------------------------------------------------------
ASSET MANAGEMENT GROUP
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED
                           -------------------------
                           MARCH 31,       MARCH 26,
(in millions)                  2000            1999
----------------------------------------------------
Net revenues                   $618            $495
Net earnings                     76              41
----------------------------------------------------

Net revenues and net earnings for AMG were $618 million and $76 million, respectively, in the first quarter of 2000, up 25% and 85% from $495 million and $41 million in the 1999 first quarter. Assets under management reached a record $568 billion, up 10% from the end of the 1999 first quarter, on strong net inflows of new money for the second straight quarter. AMG launched several new funds during the quarter, including two U.S. retail offerings which collectively raised over $2.3 billion.

Internationally, AMG also performed well, with net new money in all regions, except Europe. The move to open architecture, with increased third party distribution arrangements in Europe continued, and sales of Mercury Select Trust Funds totaled nearly $2 billion for the quarter. In addition, Merrill Lynch Quantitative Advisors, the quantitative investment team formed in 1999, won significant mandates from New York City, the impact of which is not included in this quarter's results.

--------------------------------------------------------------------------------
CAPITAL ADEQUACY AND LIQUIDITY
--------------------------------------------------------------------------------

The primary objectives of Merrill Lynch's capital structure and funding policies are to:
1. Ensure sufficient equity capital to absorb losses,
2. Support the business strategies, and
3. Assure liquidity at all times, across market cycles, and through periods of financial stress.
These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the 1999 Annual Report included as an exhibit to Form 10-K.

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $14.0 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries at March 31, 2000. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark)("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $17.2 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

--------------------------------------------------------------------
                                                         ADJUSTED
                                            LEVERAGE     LEVERAGE
                                               RATIO(1)     RATIO(2)
--------------------------------------------------------------------

PERIOD END
March 31, 2000                                  21.2x        13.1x
December 31, 1999                               21.1x        13.4x

AVERAGE (3)
Quarter ended March 31, 2000                    21.8x        13.4x
Year ended December 31, 1999                    23.2x        14.4x
--------------------------------------------------------------------

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

Commercial paper outstanding totaled $27.2 billion at March 31, 2000 and $24.2 billion at December 31, 1999, which was equal to 7.5% and 7.4% of total assets at March 31, 2000 and year-end 1999, respectively. Outstanding long-term borrowings increased to $56.9 billion at March 31, 2000 from $53.5 billion at December 31, 1999. Major components of the change in long-term borrowings during the 2000 first quarter follow:


----------------------------------------------
(in billions)
----------------------------------------------

Balance at December 31, 1999            $53.5
Issuances                                 9.0
Maturities                               (5.3)
Other, net                               (0.3)
                                        -----
Balance at March 31, 2000(1)            $56.9
                                        =====
----------------------------------------------

(1) At the end of the 2000 first quarter, $44.7 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Other sources of liquidity include a committed, senior, unsecured bank credit facility that, at March 31, 2000, totaled $8.0 billion and was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at March 31, 2000 as follows:


-------------------------------------------------------------------------------------------
                                                          SENIOR           PREFERRED STOCK
                                                           DEBT               AND TOPRS
RATING AGENCY                                            RATINGS               RATINGS
-------------------------------------------------------------------------------------------

Duff & Phelps Credit Rating Co.                             AA                   AA-
Fitch IBCA, Inc.                                            AA                   AA-
Japan Rating & Investment Information, Inc.                 AA                    A+
Moody's Investors Service, Inc.                            Aa3                   aa3
Standard & Poor's                                          AA-                    A
Thomson Financial BankWatch, Inc.                          AA+                Not Rated
-------------------------------------------------------------------------------------------

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

For the first three months of 2000, average total assets were $356 billion, up 7% from $333 billion for the 1999 fourth quarter. Average total liabilities increased 7% to $339 billion from $318 billion for the 1999 fourth quarter. The major components in the growth in average total assets and liabilities for the first three months of 2000 are summarized as follows:


----------------------------------------------------------------------------------------------------------
(in millions)                                                     INCREASE (DECREASE)            CHANGE
----------------------------------------------------------------------------------------------------------

AVERAGE ASSETS
     Trading assets                                                       $ 8,492                     8 %
     Receivables under resale agreements and securities
       borrowed transactions                                                7,398                     7
     Customer receivables                                                   5,709                    11
     Securities pledged as collateral                                      (3,719)                  (28)


AVERAGE LIABILITIES
     Trading liabilities                                                  $ 7,694                    11 %
     Commercial paper and other short-term borrowings                       7,606                    44
     Customer payables                                                      5,356                    24
     Payables under repurchase agreements and
       securities loaned transactions                                       2,387                     3

---------------------------------------------------------------------------------------------------------

During the first quarter of 2000, trading assets and liabilities rose as volume increased, benefiting from higher customer demand. Additionally, receivables under resale agreements and securities borrowed transactions, and payables under repurchase agreements and securities loaned transactions rose both to meet higher funding requirements resulting from increased trading activity, and from increased matched-book activity. Higher trading volume during the quarter, as compared with the fourth quarter of 1999, also caused an increase in the average customer receivable and payable balances. The growth in average assets was partly funded by increased issuances of commercial paper during the quarter.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). At March 31, 2000, Merrill Lynch had derivatives with notionals of $4.0 billion with non-investment grade credit exposure. Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts. At March 31, 2000, Merrill Lynch had derivatives with notionals of $900 million that hedge non-investment grade credit exposure.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade trading exposures:


----------------------------------------------------------------------------
                                                   MARCH 31,       DEC. 31,
(in millions)                                          2000           1999
----------------------------------------------------------------------------

Trading assets:
  Cash instruments                                   $6,168         $5,630
  Derivatives                                         4,604          4,033
Trading liabilities - cash instruments                 (913)          (997)
Collateral on derivative assets                      (1,779)        (1,344)
                                                     ------         ------
Net trading asset exposure                           $8,080         $7,322
                                                     ======         ======
---------------------------------------------- --------------- -------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 31, 2000, the carrying value of such debt and equity securities totaled $153 million, of which 96% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 31, 1999, of which 89% related to market-making activities. In addition Merrill Lynch held distressed bank loans totaling $137 million and $86 million at March 31, 2000 and December 31, 1999, respectively.

NON-TRADING EXPOSURES

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:


---------------------------------------------------------------------------------------
                                                        MARCH 31,              DEC. 31,
(in millions)                                               2000                  1999
---------------------------------------------------------------------------------------

Marketable investment securities                          $  214                 $  58
Investments of insurance subsidiaries                        115                   108
Loans (net of allowance for loan losses):
  Bridge loans                                               131                    68
  Other loans(1)                                           1,204                   818
Other investments:
  Partnership interests (2)                                1,362                 1,368
  Other equity investments (3)                               203                   369
--------------------------------------------------------------------------------------

(1) Represents outstanding loans to 137 and 106 companies at March 31, 2000 and December 31, 1999, respectively.
(2) Includes $691 and $599 million in investments at March 31, 2000 and December 31, 1999, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Includes investments in 59 and 62 enterprises at March 31, 2000 and December 31, 1999, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:


---------------------------------------------------------------------------------------------
                                                               MAR. 31,              DEC. 31,
(in millions)                                                     2000                  1999
---------------------------------------------------------------------------------------------

Additional commitments to invest in partnerships                $  281                $  200
Unutilized revolving lines of credit and other
     lending commitments                                         3,402(1)              2,462

---------------------------------------------------------------------------------------------

(1) Subsequent to the end of the first quarter, these commitments were reduced by $688 million.

--------------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
--------------------------------------------------------------------------------------------------------------------------------



                                                      1ST QTR.          2ND QTR.        3RD QTR.        4TH QTR.         1ST QTR.
                                                         1999              1999            1999            1999             2000
                                                      -------          --------         -------         -------          -------

CLIENT ASSETS (in billions):
U.S. Client Assets                                   $  1,186          $  1,226        $  1,191        $  1,338         $  1,424
Non-U.S. Client Assets                                    298               304             323             358              367
                                                     --------          --------        --------        --------         --------
Total Assets in Private Client
  Accounts or Under Management                       $  1,484          $  1,530        $  1,514        $  1,696         $  1,791
                                                     ========          ========        ========        ========         ========

ASSETS UNDER MANAGEMENT:                             $    515          $    516        $    514        $    557         $    568

Retail                                                    274               275             275             291              303
Institutional                                             241               241             239             266              265

Equity                                                    267               272             271             301              303
Fixed-Income/Other                                        248               244             243             256              265

U.S.                                                      306               310             304             325              335
Non-U.S.                                                  209               206             210             232              233

FEE-BASED PROGRAM ASSETS(a)                          $     98          $    116        $    131        $    168         $    203
---------------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
  Volume (in billions)                               $    116          $    107        $    108        $     85         $    101
  Market Share                                           11.8%             11.7%           13.6%           13.9%            11.4%
U.S. Debt and Equity:
  Volume (in billions)                               $     97          $     83        $     86        $     67         $     82
  Market Share                                           15.6%             14.0%           16.8%           16.8%            14.3%
---------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                                 46,100            46,700          48,000          49,000           50,100
  Non-U.S.                                             17,000            17,300          18,000          18,200           18,500
                                                     --------          --------        --------        --------          -------
  Total                                                63,100            64,000          66,000          67,200           68,600
                                                     ========          ========        ========        ========          =======
Financial Consultants and
  Other Investment Professionals                       18,000            18,400          18,700          19,000           19,400
---------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (in millions)                           $    609          $    673        $    572        $    764         $  1,037
Annualized Return on Average
  Common Stockholders' Equity                            24.6%             25.4%           20.2%           23.8%            31.1%
Earnings per Common Share:
  Basic                                              $   1.65          $   1.80        $   1.52        $   2.03         $   2.69
  Diluted                                                1.44              1.57            1.34            1.80             2.38
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                         $314,620          $324,740        $312,936        $328,071         $363,944
Total Stockholders' Equity                             10,692            11,446          12,100          12,802           14,467
Book Value Per Common Share                             28.05             29.87           31.49           33.20            36.37
---------------------------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
Weighted-Average Shares Outstanding:
  Basic                                               364,039           368,273         370,347         371,962          381,641
  Diluted                                             415,662           421,267         419,090         420,603          432,372
Common Shares Outstanding                             366,168           368,960         370,777         372,839          386,071
---------------------------------------------------------------------------------------------------------------------------------

(a) Certain prior period amounts have been restated to conform to the current period presentation.

                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1.  LEGAL PROCEEDINGS
         -----------------
JAS Securities Litigation. Since the filing of ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the following events have taken place with respect to the JAS Securities Litigation described therein. Plaintiff has filed an amended complaint for breach of contract alleging damages in excess of $82 million plus interest. Merrill Lynch has moved to dismiss the amended complaint and plaintiff has moved for partial summary judgment on its claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
On April 18, 2000, ML & Co. held its Annual Meeting of Stockholders, at which 85.0% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of four directors to the Board of Directors to hold office for a term of three years;
(ii) a proposal for a new performance formula governing annual bonuses and grants of restricted shares and units for certain executive officers; and (iii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting of Stockholders were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all four nominees to the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to such nominees. The votes cast for or withheld from the election of directors were as follows: W.H. Clark received 324,647,680 votes in favor and 4,169,700 votes were withheld; Stephen L. Hammerman received 324,691,965 votes in favor and 4,125,415 votes were withheld; Aulana L. Peters received 323,424,369 votes in favor and 5,393,011 votes were withheld; and John J. Phelan, Jr. received 324,872,300 votes in favor and 3,945,080 votes were withheld.

The stockholders approved the proposal for a new performance formula governing annual bonuses and grants of restricted shares and units for certain executive officers. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 287,469,737 votes in favor, 37,297,953 votes against, and 4,049,690 shares abstained.

The stockholders did not approve the stockholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows: 81,346,817 votes in favor, 168,485,371 votes against, 5,306,536 shares abstained, and 73,678,656 shares represented broker non-votes.

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

    (15) Letter re: unaudited interim financial information

    (27) Financial Data Schedule



(b) Reports on Form 8-K

    The following Current Reports on Form 8-K were filed by ML & Co. with the Securities and Exchange Commission during the quarterly period covered by this Report:

    (i)   Current  Report dated January 25, 2000, for the purpose of filing
          ML & Co.'s Preliminary Unaudited Earnings Summary for the three months and the year ended December 31, 1999.

    (ii) Current Report dated March 3, 2000, for the purpose of filing the form of ML & Co.'s Callable Market Index Target-Term Securities (Registered Trademark)due March 5,2007 based upon Internet HOLDRs (Service Mark).

    (iii) Current Report dated March 31,2000 for the purpose of filing the form of ML & Co.'s Nikkei 225 Market Index Target-Term Securities due March 30, 2007.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                  MERRILL LYNCH & CO., INC.
                                             -----------------------------------
                                                       (Registrant)

Date:   May 12, 2000                  By:    /s/   Thomas H. Patrick
                                             -----------------------------------
                                                   Thomas H. Patrick
                                                   Executive Vice President and
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibits

11         Statement re: computation of per share earnings

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information

27         Financial Data Schedule