Form 10-Q
period 2000-06-30
MERRILL LYNCH & CO INC
filed 2000-08-11
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            JUNE 30, 2000
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

399,067,937 shares of Common Stock and 2,583,689 Exchangeable Shares as of the close of business on August 4, 2000. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                                                   PART I. FINANCIAL INFORMATION
                                                   -----------------------------

ITEM 1.  Financial Statements
-----------------------------

                                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 JUNE 30,           JUNE 25,               PERCENT
(dollars in millions, except per share amounts)                     2000               1999               INC.(DEC.)
                                                                 -------            -------               ----------

NET REVENUES
  Commissions                                                    $ 1,642            $ 1,592                    3.1 %
  Principal transactions                                           1,420              1,064                   33.5
  Investment banking                                               1,087                908                   19.7
  Asset management and portfolio service fees                      1,413              1,159                   21.9
  Other                                                              272                175                   55.4
                                                                 -------            -------
    Subtotal                                                       5,834              4,898                   19.1
                                                                 -------            -------

  Interest and dividend revenues                                   5,065              3,732                   35.7
  Less interest expense                                            4,202              3,190                   31.7
                                                                 -------            -------
    Net interest profit                                              863                542                   59.2
                                                                 -------            -------
  TOTAL NET REVENUES                                               6,697              5,440                   23.1
                                                                 -------            -------

NON-INTEREST EXPENSES
  Compensation and benefits                                        3,443              2,729                   26.2
  Communications and technology                                      579                536                    8.0
  Occupancy and related depreciation                                 256                232                   10.3
  Advertising and market development                                 262                201                   30.3
  Brokerage, clearing, and exchange fees                             196                170                   15.3
  Professional fees                                                  166                143                   16.1
  Goodwill amortization                                               54                 56                   (3.6)
  Other                                                              363                342                    6.1
                                                                 -------            -------
  TOTAL NON-INTEREST EXPENSES                                      5,319              4,409                   20.6
                                                                 -------            -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                      1,378              1,031                   33.7

Income Tax Expense                                                   427                310                   37.7

Dividends on Preferred Securities Issued by Subsidiaries              49                 48                    2.1
                                                                 -------            -------
NET EARNINGS                                                     $   902            $   673                   34.0
                                                                 =======            =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                   $   892            $   664                   34.3
                                                                 =======            =======

EARNINGS PER COMMON SHARE
  Basic                                                          $  2.29            $  1.80
                                                                 =======            =======
  Diluted                                                        $  2.01            $  1.57
                                                                 =======            =======

DIVIDEND PAID PER COMMON SHARE                                   $  0.30            $  0.27
                                                                 =======            =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
  Basic                                                            389.1              368.3
                                                                 =======            =======
  Diluted                                                          443.7              421.3
                                                                 =======            =======
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED
                                                                  ----------------------------
                                                                  JUNE 30,            JUNE 25,             PERCENT
(dollars in millions, except per share amounts)                      2000                1999             INC.(DEC.)
                                                                  -------             -------             ----------

NET REVENUES
  Commissions                                                    $  3,794            $  3,159                 20.1 %
  Principal transactions                                            3,207               2,509                 27.8
  Investment banking                                                2,083               1,540                 35.3
  Asset management and portfolio service fees                       2,803               2,268                 23.6
  Other                                                               510                 308                 65.6
                                                                 --------            --------
    Subtotal                                                       12,397               9,784                 26.7
                                                                 --------            --------

  Interest and dividend revenues                                    9,528               7,413                 28.5
  Less interest expense                                             7,981               6,491                 23.0
                                                                 --------            --------
    Net interest profit                                             1,547                 922                 67.8
                                                                 --------            --------
  TOTAL NET REVENUES                                               13,944              10,706                 30.2
                                                                 --------            --------

NON-INTEREST EXPENSES
  Compensation and benefits                                         7,251               5,490                 32.1
  Communications and technology                                     1,157               1,016                 13.9
  Occupancy and related depreciation                                  506                 459                 10.2
  Advertising and market development                                  506                 353                 43.3
  Brokerage, clearing, and exchange fees                              388                 324                 19.8
  Professional fees                                                   313                 261                 19.9
  Goodwill amortization                                               110                 113                 (2.7)
  Other                                                               760                 663                 14.6
                                                                 --------            --------
  TOTAL NON-INTEREST EXPENSES                                      10,991               8,679                 26.6
                                                                 --------            --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                       2,953               2,027                 45.7

Income Tax Expense                                                    916                 648                 41.4

Dividends on Preferred Securities Issued by Subsidiaries               98                  97                  1.0
                                                                 --------            --------
NET EARNINGS                                                     $  1,939            $  1,282                 51.2
                                                                 ========            ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                   $  1,920            $  1,263                 52.0
                                                                 ========            ========

EARNINGS PER COMMON SHARE
  Basic                                                          $   4.98            $   3.45
                                                                 ========            ========
  Diluted                                                        $   4.38            $   3.02
                                                                 ========            ========

DIVIDENDS PAID PER COMMON SHARE                                  $   0.57            $   0.51
                                                                 ========            ========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
  Basic                                                             385.4               366.2
                                                                 ========            ========
  Diluted                                                           438.0               418.5
                                                                 ========            ========

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                      MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                           JUNE 30,     DECEMBER 31,
(dollars in millions)                                                                         2000             1999
----------------------------------------------------------------------------               -------      -----------

ASSETS

CASH AND CASH EQUIVALENTS                                                                $  11,401        $  10,827

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                   5,929            5,880

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                   107,094           99,741

MARKETABLE INVESTMENT SECURITIES                                                            18,519           10,145

TRADING ASSETS, AT FAIR VALUE
  Equities and convertible debentures                                                       28,261           23,593
  Corporate debt and preferred stock                                                        18,165           20,346
  Contractual agreements                                                                    17,869           22,701
  U.S. Government and agencies                                                               8,750           15,376
  Non-U.S. governments and agencies                                                          8,148            4,892
  Mortgages, mortgage-backed, and asset-backed                                               8,194            7,394
  Municipals and money markets                                                               3,191            2,427
                                                                                         ---------        ---------
                                                                                            92,578           96,729
  Securities received as collateral, net of securities pledged as collateral                12,292           10,005
                                                                                         ---------        ---------
  Total                                                                                    104,870          106,734
                                                                                         ---------        ---------

SECURITIES PLEDGED AS COLLATERAL                                                             9,818            9,699
                                                                                         ---------        ---------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $79 in 2000 and $56 in 1999)         44,650           39,850
  Brokers and dealers                                                                       15,638            9,095
  Interest and other                                                                         7,497            7,505
                                                                                         ---------        ---------
  Total                                                                                     67,785           56,450
                                                                                         ---------        ---------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                        4,002            4,097

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of
  $171 in 2000 and $146 in 1999)                                                            12,133           11,187

OTHER INVESTMENTS                                                                            3,472            3,410

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
  amortization of $4,398 in 2000 and $4,069 in 1999)                                         3,172            3,117

GOODWILL (net of accumulated amortization of $626 in 2000 and $543 in 1999)                  4,592            4,952

OTHER ASSETS                                                                                 2,321            1,832
                                                                                         ---------        ---------
TOTAL ASSETS                                                                             $ 355,108        $ 328,071
                                                                                         =========        =========


                                      MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                     JUNE 30,    DECEMBER 31,
(dollars in millions, except per share amount)                                                          2000            1999
-----------------------------------------------------------------------------------------            -------     -----------

LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                                   $  83,613       $  71,578

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                      20,556          25,595

DEMAND AND TIME DEPOSITS                                                                              29,902          17,602

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                              17,812          27,030
  Equities and convertible debentures                                                                 26,544          20,231
  U.S. Government and agencies                                                                         9,532          10,816
  Non-U.S. governments and agencies                                                                    6,766           6,311
  Corporate debt, preferred stock, and other                                                           3,804           3,405
                                                                                                   ---------       ---------
  Total                                                                                               64,458          67,793
                                                                                                   ---------       ---------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                                22,110          19,704
                                                                                                   ---------       ---------

OTHER PAYABLES
  Customers                                                                                           23,132          22,722
  Brokers and dealers                                                                                  8,872          11,397
  Interest and other                                                                                  18,538          18,601
                                                                                                   ---------       ---------
  Total                                                                                               50,542          52,720
                                                                                                   ---------       ---------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                  3,989           4,087

LONG-TERM BORROWINGS                                                                                  61,489          53,465
                                                                                                   ---------       ---------

TOTAL LIABILITIES                                                                                    336,659         312,544
                                                                                                   ---------       ---------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                            2,722           2,725
                                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                           425             425
                                                                                                   ---------       ---------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                   39              59
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
    issued: 2000 - 472,716,448 shares; 1999 - 472,714,925 shares                                         630             630
  Paid-in capital                                                                                      3,065           1,863
  Accumulated other comprehensive loss (net of tax)                                                     (400)           (389)
  Retained earnings                                                                                   14,368          12,667
                                                                                                   ---------       ---------
                                                                                                      17,702          14,830
Less: Treasury stock, at cost: 2000 - 84,320,231 shares; 1999 - 104,949,595 shares                     1,407           1,817
      Employee stock transactions                                                                        993             636
                                                                                                   ---------       ---------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                     15,302          12,377
                                                                                                   ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                                                                            15,727          12,802
                                                                                                   ---------       ---------
TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                         $ 355,108       $ 328,071
                                                                                                   =========       =========
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                       -------------------------------
(dollars in millions)                                                                  JUNE 30,               JUNE 25,
                                                                                          2000                   1999
                                                                                       -------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                          $  1,939               $  1,282
Noncash items included in earnings:
   Depreciation and amortization                                                           404                    336
   Policyholder reserves                                                                    97                    104
   Goodwill amortization                                                                   110                    113
   Amortization of stock-based compensation                                                244                    222
   Other                                                                                   251                    179

(Increase) decrease in operating assets(a):
   Trading assets                                                                        4,678                  4,727
   Cash and securities segregated for regulatory purposes
     or deposited with clearing organizations                                              (49)                   869
   Receivables under resale agreements and securities borrowed transactions             (7,353)               (18,803)
   Customer receivables                                                                 (4,823)                (5,729)
   Brokers and dealers receivables                                                      (6,543)                 1,500
   Other                                                                                  (311)                (1,397)

Increase (decrease) in operating liabilities(a):
   Trading liabilities                                                                  (3,335)                 8,442
   Payables under repurchase agreements and securities loaned transactions              12,035                 11,460
   Customer payables                                                                       410                 (2,606)
   Brokers and dealers payables                                                         (2,525)                   116
   Other                                                                                    40                  1,927
                                                                                      --------               --------
   CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                     (4,731)                 2,742
                                                                                      --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Maturities of available-for-sale securities                                           4,575                  2,666
   Sales of available-for-sale securities                                                2,308                  1,808
   Purchases of available-for-sale securities                                          (16,036)                (4,804)
   Maturities of held-to-maturity securities                                               464                    329
   Purchases of held-to-maturity securities                                               (337)                  (346)
   Loans, notes, and mortgages                                                            (960)                  (317)
   Acquisitions, net of cash acquired                                                        -                    (20)
   Other investments and other assets                                                     (479)                  (984)
   Equipment and facilities                                                               (459)                  (425)
                                                                                      --------               --------
   CASH USED FOR INVESTING ACTIVITIES                                                  (10,924)                (2,093)
                                                                                      --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Commercial paper and other short-term borrowings                                     (5,039)                (3,052)
   Demand and time deposits                                                             12,300                  2,700
   Issuance and resale of long-term borrowings                                          17,178                 11,395
   Settlement and repurchase of long-term borrowings                                    (8,395)               (12,194)
   Issuance of treasury stock                                                              414                    149
   Other common and preferred stock transactions                                             9                   (184)
   Dividends                                                                              (238)                  (206)
                                                                                      --------               --------
   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     16,229                 (1,392)
                                                                                      --------               --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           574                   (743)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            10,827                 12,530
                                                                                      --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 11,401               $ 11,787
                                                                                      ========               ========
(a)  Net of effects of acquisitions.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes                                                                       $    290               $     33
   Interest                                                                              7,631                  6,360

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                 (dollars in millions, except per share amounts)


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

--------------------------------------------------------------------------------
NOTE 2. SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at June 30, 2000 and December 31, 1999 are presented below:

--------------------------------------------------------------------------------------------
                                                               JUNE 30,             DEC. 31,
                                                                  2000                 1999
                                                               -------              -------

PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
   Repurchase agreements                                       $73,486              $64,954
   Securities loaned transactions                               10,127                6,624
                                                               -------              -------
   Total                                                       $83,613              $71,578
                                                               =======              =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                            $18,129              $24,198
   Bank loans and other                                          2,427                1,397
                                                               -------              -------
   Total                                                       $20,556              $25,595
                                                               =======              =======

DEMAND AND TIME DEPOSITS
   Demand                                                      $ 3,381              $ 3,498
   Time                                                         26,521               14,104
                                                               -------              -------
   Total                                                       $29,902              $17,602
                                                               =======              =======
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3. SEGMENT INFORMATION
--------------------------------------------------------------------------------
In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Corporate and Institutional Client Group ("CICG"), the Private Client Group ("PCG") and Merrill Lynch Investment Managers ("MLIM"). Prior period amounts have been restated to distribute the Corporate tax benefit to the segments and to more closely align revenues and expenses with segment balance sheets. For information on each segment's activities, see Management's Discussion and Analysis - Business Segments and the 1999 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:


-------------------------------------------------------------------------------------------------------------------
                                                                                         CORPORATE
                                                       CICG         PCG        MLIM          ITEMS            TOTAL
                                                   --------     -------      ------      ---------         --------

THREE MONTHS ENDED
JUNE 30, 2000

Non-interest revenues                              $  2,684     $ 2,603      $  589         $  (42)(a)     $  5,834
Net interest revenue(b)                                 495         389          13            (34)(c)          863
                                                   --------     -------      ------         ------         --------
Net revenues                                          3,179       2,992         602            (76)           6,697
Non-interest expenses                                 2,152       2,674         480             13 (d)        5,319
                                                   --------     -------      ------         ------         --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                              1,027         318         122            (89)           1,378
Income tax expense (benefit)                            314         102          38            (27)             427
Dividends on preferred securities
  issued by subsidiaries                                  -           -           -             49               49
                                                   --------     -------      ------         ------         --------
Net earnings (loss)                                $    713     $   216      $   84         $ (111)        $    902
                                                   ========     =======      ======         ======         ========

Total assets                                       $277,883     $70,435      $2,198         $4,592         $355,108
                                                   ========     =======      ======         ======         ========
-------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                                                         CORPORATE
                                                       CICG         PCG        MLIM          ITEMS             TOTAL
                                                   --------     -------      ------      ---------          --------
THREE MONTHS ENDED
JUNE 25, 1999

Non-interest revenues                              $  2,074     $ 2,345      $  533         $  (54)(a)      $  4,898
Net interest revenue(b)                                 312         283           3            (56)(c)           542
                                                   --------     -------      ------         ------          --------
Net revenues                                          2,386       2,628         536           (110)            5,440
Non-interest expenses                                 1,719       2,263         427              - (d)         4,409
                                                   --------     -------      ------         ------          --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                                667         365         109           (110)            1,031
Income tax expense (benefit)                            185         124          35            (34)              310
Dividends on preferred securities
  issued by subsidiaries                                  -           -           -             48                48
                                                   --------     -------      ------         ------          --------
Net earnings (loss)                                $    482     $   241      $   74         $ (124)         $    673
                                                   ========     =======      ======         ======          ========

Total assets                                       $265,436     $52,011      $2,314         $4,979          $324,740
                                                   ========     =======      ======         ======          ========
--------------------------------------------------------------------------------------------------------------------

(a) Represents the elimination of intersegment revenues.
(b) Management views interest income net of interest expense in evaluating results.
(c) Represents Mercury financing costs.
(d) Represents goodwill amortization of $54 million and $56 million, net of elimination of intersegment expenses of $41 million and $56 million, for the three months ended June 30, 2000 and June 25, 1999, respectively.

------------------------------------------------------------------------------------------------------------------
                                                                                         CORPORATE
                                                       CICG         PCG        MLIM          ITEMS           TOTAL
                                                     ------      ------      ------      ---------         -------

SIX MONTHS ENDED
JUNE 30, 2000

Non-interest revenues                                $5,734      $5,607      $1,189          $(133)(a)     $12,397
Net interest revenue(b)                                 825         773          23            (74)(c)       1,547
                                                     ------      ------      ------          -----         -------
Net revenues                                          6,559       6,380       1,212           (207)         13,944
Non-interest expenses                                 4,424       5,583         983              1 (d)      10,991
                                                     ------      ------      ------          -----         -------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                              2,135         797         229           (208)          2,953
Income tax expense (benefit)                            625         280          74            (63)            916
Dividends on preferred securities
  issued by subsidiaries                                  -           -           -             98              98
                                                     ------      ------      ------          -----         -------
Net earnings (loss)                                  $1,510      $  517      $  155          $(243)        $ 1,939
                                                     ======      ======      ======          =====         =======
------------------------------------------------------------------------------------------------------------------

                                                                                         CORPORATE
                                                       CICG         PCG        MLIM          ITEMS           TOTAL
                                                     ------      ------      ------      ---------         -------
SIX MONTHS ENDED
JUNE 25, 1999

Non-interest revenues                                $4,198      $4,683      $1,020          $(117)(a)     $ 9,784
Net interest revenue(b)                                 493         542           2           (115)(c)         922
                                                     ------      ------      ------          -----         -------
Net revenues                                          4,691       5,225       1,022           (232)         10,706
Non-interest expenses                                 3,349       4,482         855             (7)(d)       8,679
                                                     ------      ------      ------          -----         -------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                              1,342         743         167           (225)          2,027
Income tax expense (benefit)                            388         274          59            (73)            648
Dividends on preferred securities
  issued by subsidiaries                                  -           -           -             97              97
                                                     ------      ------      ------          -----         -------
Net earnings (loss)                                  $  954      $  469      $  108          $(249)        $ 1,282
                                                     ======      ======      ======          =====         =======
------------------------------------------------------------------------------------------------------------------

(a) Represents the elimination of intersegment revenues.
(b) Management views interest income net of interest expense in evaluating results.
(c) Represents Mercury financing costs.
(d) Represents goodwill amortization of $110 million and $113 million, net of elimination of intersegment expenses of $109 million and $120 million, for the six months ended June 30, 2000 and June 25, 1999, respectively.

--------------------------------------------------------------------------------
NOTE 4.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            ---------------------------        ---------------------------
                                                            JUNE 30,           JUNE 25,        JUNE 30,           JUNE 25,
                                                               2000               1999            2000               1999
                                                            -------            -------         -------            -------

Net earnings                                                   $902               $673          $1,939             $1,282
                                                               ----               ----          ------             ------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                               (59)               (42)            (68)              (159)
  Net unrealized gain (loss) on investment
    securities available-for-sale                                47                 (5)             57                (38)
                                                               ----               ----          ------             ------
Total other comprehensive loss, net                             (12)               (47)            (11)              (197)
                                                               ----               ----          ------             ------
Comprehensive income                                           $890               $626          $1,928             $1,085
                                                               ====               ====          ======             ======
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:


------------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    -----------------------------         ------------------------------
                                                     JUNE 30,            JUNE 25,          JUNE 30,             JUNE 25,
                                                        2000                1999              2000                 1999
                                                    --------            --------          --------             --------

Net earnings                                        $    902            $    673          $  1,939             $  1,282
Preferred stock dividends                                 10                   9                19                   19
                                                    --------            --------          --------             --------
Net earnings applicable to
  common stockholders                               $    892            $    664          $  1,920             $  1,263
                                                    ========            ========          ========             ========
(shares in thousands)
Weighted-average shares outstanding                  389,077             368,273           385,359              366,156
                                                    --------            --------          --------             --------
Effect of dilutive instruments(1)(2):
   Employee stock options                             32,908              30,984            31,936               30,408
   FCCAAP shares                                      14,667              16,640            14,387               16,594
   Restricted units                                    6,988               5,323             6,285                5,242
   ESPP shares                                            25                  47                51                   64
                                                    --------            --------          --------             --------
   Dilutive potential common shares                   54,588              52,994            52,659               52,308
                                                    --------            --------          --------             --------
Total weighted-average diluted shares                443,665             421,267           438,018              418,464
                                                    ========            ========          ========             ========
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                     $   2.29            $   1.80          $   4.98             $   3.45
Diluted earnings per common share                   $   2.01            $   1.57          $   4.38             $   3.02
------------------------------------------------------------------------------------------------------------------------

(1) During the 2000 second quarter and the 1999 second quarter, there were 404 thousand and 3,785 thousand instruments, respectively, that were considered antidilutive and were not included in the above computations.
(2) See Note 11 to Consolidated Financial Statements in the 1999 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 6.  DERIVATIVES, COMMITMENTS, AND OTHER CONTINGENCIES
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:


----------------------------------------------------------------------------------------------------
                                    INTEREST                                EQUITY         COMMODITY
(in billions)                           RATE(1)(2)     CURRENCY(3)           PRICE             PRICE
----------------------------------------------------------------------------------------------------

JUNE 30, 2000
-------------
Swap agreements                    $   2,586            $   180           $     45           $     1
Forward contracts                        161                175                  4                 5
Futures contracts                        214                  4                 12                 2
Options purchased                         64                120                 46                 2
Options written                           76                 70                 54                 3

DECEMBER 31, 1999
-----------------
Swap agreements                    $   2,470            $   175           $     27           $     3
Forward contracts                         94                153                  3                 1
Futures contracts                        224                  3                 12                 3
Options purchased                        216                102                 53                 2
Options written                          270                 71                 53                 4
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

The notional or contractual amounts of non-trading derivatives used to hedge market risk exposures on non-trading assets and liabilities at June 30, 2000 and December 31, 1999 follow:

---------------------------------------------------------------------------------
                                                 JUNE 30,                DEC. 31,
(in billions)                                       2000                    1999
---------------------------------------------------------------------------------

Borrowings:
  Interest rate risk(1)                             $ 40                    $ 44
  Currency risk                                        1                       1
  Equity risk                                          7                       3
Investment securities(2)                              13                      11
Resale and repurchase agreements(2)                    6                       6
Customer receivables(2)                                7                       6
Investment in non-U.S. subsidiaries(3)                 4                       3
Other                                                  3                       3
---------------------------------------------------------------------------------

(1) Includes $9 billion and $10 billion of instruments that also contain currency risk at June 30, 2000 and December 31, 1999, respectively, and $4 billion of instruments that also contain equity risk at both
    June 30, 2000 and December 31, 1999.
(2) Primarily hedging interest rate risk.
(3) Hedging currency risk.

Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which hedge interest rate, currency, and equity risks in the normal course of their trading activities. Realized gains and losses on early terminations of derivatives are deferred over the remaining lives of the hedged assets or liabilities. At June 30, 2000, there were $13 million in deferred gains relating to a derivative contract terminated during 1999.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of June 30, 2000 would not have a material effect on the consolidated financial condition of Merrill Lynch.

As of June 30, 2000, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on Merrill Lynch's financial condition; however, such resolution could have a material adverse impact on quarterly operating results in future periods, depending in part on the results for such periods. Refer to Part II - Other Information for additional information on legal proceedings.

--------------------------------------------------------------------------------
NOTE 7.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 30, 2000, MLPF&S's regulatory net capital of $3.7 billion was 13% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $3.1 billion.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 30, 2000, MLI's financial resources were $4.3 billion and exceeded the minimum requirement by $1.0 billion.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 30, 2000, MLGSI's liquid capital of $1.6 billion was 371% of its total market and credit risk, and liquid capital in excess of the minimum required was $1.1 billion.

--------------------------------------------------------------------------------
NOTE 8.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On July 14, 2000, Merrill Lynch acquired Herzog, Heine, Geduld, Inc. ("Herzog"), a leading Nasdaq market maker, through an exchange offer followed by a merger of a wholly-owned subsidiary of Merrill Lynch & Co., Inc. with and into Herzog. Pursuant to the offer and the merger, each Herzog shareholder was entitled to receive 141.87751 shares of ML & Co. common stock for each Herzog share held. A total of 8,550,300 shares of ML & Co. common stock will be issued in connection with this transaction. Of this amount, 8,466,597 shares were issued on July 14, 2000, and 83,703 shares will be issued upon receipt of required documents from certain Herzog shareholders.

The merger will be accounted for as a pooling-of-interests and is not expected to have a significant impact on the results of operations, financial position, and cash flows of Merrill Lynch.

On July 18, 2000, Merrill Lynch's Board of Directors declared a two-for-one common stock split, to be effected in the form of a 100% stock dividend, payable on August 31, 2000 to stockholders of record on August 4, 2000. The par value of the common stock will remain at $1.33 1/3 per share. Accordingly, an adjustment from paid-in capital to common stock will be required to preserve the par value of the post-split shares. Pro forma earnings per share, giving retroactive effect to the two-for-one common stock split, for the three- and six-month periods ended June 30, 2000 and June 25, 1999 follow:

--------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                         ------------------------         ------------------------
                                         JUNE 30,        JUNE 25,         JUNE 30,        JUNE 25,
                                            2000            1999             2000            1999
                                         -------         -------          -------         -------

Earning per common share:
  Basic                                    $1.15           $0.90            $2.49           $1.72
  Diluted                                  $1.01           $0.79            $2.19           $1.51

Weighted average shares
  (in millions):
  Basic                                    778.2           736.5            770.7           732.3
  Diluted                                  887.3           842.5            876.0           836.9

--------------------------------------------------------------------------------------------------

Financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the common stock split.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 30, 2000, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2000 and June 25, 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and June 25, 1999. These financial statements are the responsibility of Merrill Lynch's management.

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

New York, New York
August 11, 2000

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

MERRILL   LYNCH   UNDERTAKES   NO   RESPONSIBILITY   TO  UPDATE  OR  REVISE  ANY
FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial markets experienced a slowdown in activity in the second quarter of 2000, as evidenced by a decline in stock and bond issuances and lower exchange trading volumes. The Federal Reserve Board's campaign to curb inflation through a series of interest rate hikes beginning in June of 1999 started to effect the U.S. economy, as evidenced by a mild decline in consumer spending. In addition, the downturns experienced in market indices, such as the mid-April dip in the Nasdaq Composite Index, led to a decline in investor confidence and a less favorable IPO environment.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, remained essentially unchanged from the end of the first quarter, ending the period at approximately 6.01%. Short-term U.S. rates, however, were on the rise, after the Federal Reserve Board raised interest rates a half a point to the highest level since 1991, the sixth interest rate hike over the past year. Short-term interest rates in Europe generally increased during the second quarter, and were higher compared with the 1999 second quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened in the second quarter of 2000.

U.S. equity indices, which achieved extraordinary gains in 1999, declined substantially in the 2000 second quarter. Investor concern about the direction of interest rates, inflation, and stock overvaluation contributed to market corrections in most equity indices. The technology-heavy Nasdaq Composite Index was down 13.3% from the start of the quarter, but up 47.7% from June of 1999. The decline for the quarter was due in part to increased investor emphasis on future earnings, which caused a shift from growth to value stocks. The Dow Jones Industrial Average dropped a modest 4.3% during the quarter, and was down 4.8% from the end of the second quarter of 1999. The S&P 500 also fell slightly from the end of the 2000 first quarter, but advanced 6.0% from the end of the corresponding 1999 period.

Global equity markets, as measured by the Dow Jones World Index, declined 5.9% during the quarter, but were up 14.3% since the end of the second quarter of 1999. The renewed strength of both the Japanese yen and the euro, and concern over rising U.S. interest rates prevented many global equity markets from achieving any significant gains. During the quarter, Tokyo stocks fell 10% in U.S. dollar and 8% in local currency terms as the Bank of Japan maintained its zero-interest rate policy. With the exception of Venezuela, which led all Dow Jones country indices with a 26% gain, Latin American equity markets were primarily flat compared with the first quarter. European markets also suffered during the quarter, as the European Central Bank raised its key interest rate during the quarter in order to control inflation.

Rising interest rates contributed to a decrease in global debt underwriting volume during the second quarter of 2000, which dropped to $617 billion from $772 billion in the 2000 first quarter and $816 billion in the 1999 second quarter, according to Thomson Financial Securities Data. Equity underwriting was stronger in dollar terms, as total proceeds from IPO underwriting in the U.S. reached $25 billion for the quarter, which was only slightly lower than the $29 billion record achieved in the 1999 fourth quarter. However, only 104 companies entered the market compared with 141 during the first quarter of 2000 and 168 during the fourth quarter of 1999, as the market for initial public offerings of dot-com retailers and Web-based business-to-business companies disappeared.

After a strong beginning, U.S. merger and acquisition activities tapered off in the 2000 second quarter, due in part to the higher cost of financing deals. U.S. announced mergers and acquisitions totalled only $251 billion in the quarter, compared with $490 billion in the second quarter of 1999, and $566 billion in the first quarter of 2000, according to Thomson Financial Securities Data. The first quarter of 2000 benefited from the AOL/Time Warner merger. However, global announced mergers and acquisitions remained strong for the first half of 2000 at $1.7 trillion compared with $1.5 trillion in the first half of 1999, due to both the buoyant first quarter and strong levels of merger activity in Europe.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in its competitive environment, for alignment with its long-term strategic objectives. Maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and expanding strategically, all contribute to mitigating the effects of market volatility on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE THREE MONTHS ENDED                % INCREASE
                                                           -------------------------------------           2Q00 VERSUS
                                                           JUNE 30,      MARCH 31,      JUNE 25,         ---------------
(dollars in millions, except per share amounts)               2000           2000          1999          1Q00       2Q99
-------------------------------------------------------------------------------------------------------------------------

Total revenues                                             $10,899        $11,026        $8,630            (1)%       26%
Net revenues                                                 6,697          7,247         5,440            (8)        23
Pre-tax earnings                                             1,378          1,575         1,031           (13)        34
Net earnings                                                   902          1,037           673           (13)        34
Net earnings applicable to common stockholders                 892          1,028           664           (13)        34
Earnings per common share
  Basic                                                       2.29           2.69          1.80           (15)        27
  Diluted                                                     2.01           2.38          1.57           (16)        28
Annualized return on average common
   stockholders' equity                                       24.3 %         31.1 %        25.4 %
Effective tax rate                                            31.0           31.0          30.1

-------------------------------------------------------------------------------------------------------------------------

The following discussion compares the second quarters of 2000 and 1999 and, where deemed appropriate, contrasts the second and first quarters of 2000.

Merrill Lynch's 2000 second quarter net earnings were $902 million, the second highest quarterly earnings ever, up 34% from the $673 million reported in the 1999 second quarter, and down 13% from the record $1.037 billion reported in the first quarter of 2000. Earnings per common share were $2.29 basic and $2.01 diluted, compared with $1.80 basic and $1.57 diluted in the 1999 second quarter.

Net revenues were $6.7 billion, up 23% from the 1999 second quarter, as new highs were achieved in asset management and portfolio service fees, underwriting fees, and net interest income.

Annualized return on common equity was 24.3% in the second quarter of 2000. The pre-tax profit margin was 20.6%.

For the first half of 2000, net earnings reached a record $1.9 billion, up 51% from the previous record of $1.3 billion set in the first half of 1999. Year-to-date earnings per common share were $4.98 basic and $4.38 diluted, compared with $3.45 basic and $3.02 diluted in the comparable period a year ago. Annualized return on average common stockholders' equity was 27.6% for the first six months of 2000 versus 25.0% for the first six months of 1999.

Commissions revenues are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                              SIX MONTHS ENDED
                                         ------------------------                       ------------------------
                                         JUNE 30,        JUNE 25,       %               JUNE 30,        JUNE 25,      %
(in millions)                               2000            1999     INC.(DEC.)            2000            1999    INC.(DEC.)
-----------------------------------------------------------------------------------------------------------------------------

Listed and over-the-counter               $  903          $  914          (1)%           $2,156          $1,796         20 %
Mutual funds                                 525             469          12              1,186             952         25
Other                                        214             209           2                452             411         10
                                          ------          ------                         ------          ------
Total                                     $1,642          $1,592           3             $3,794          $3,159         20
                                          ======          ======                         ======          ======
-----------------------------------------------------------------------------------------------------------------------------

Commissions revenues were $1.6 billion, up 3% from the 1999 second quarter, primarily due to higher mutual fund sales. The growth in Unlimited Advantage (Service Mark) and other asset-priced services resulted in the shift of certain revenues previously recorded as commissions to asset management and portfolio service fees.

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

--------------------------------------------------------------------------------------------------------------------------
                                          PRINCIPAL TRANSACTIONS             NET INTEREST                  NET TRADING
                                                 REVENUES                      REVENUES                      REVENUES
                                          ----------------------            -----------------           ------------------
(in millions)                               2000            1999            2000         1999           2000          1999
--------------------------------------------------------------------------------------------------------------------------


SECOND QUARTER
Equities and equity derivatives           $  770          $  429           $ 122        $ 134         $  892        $  563
Debt and debt derivatives                    650             635             103           87            753           722
                                          ------          ------           -----        -----         ------        ------
Total                                     $1,420          $1,064           $ 225        $ 221         $1,645        $1,285
                                          ======          ======           =====        =====         ======        ======

FIRST HALF
Equities and equity derivatives           $1,958          $1,097           $ 187        $ 148         $2,145        $1,245
Debt and debt derivatives                  1,249           1,412             241          234          1,490         1,646
                                          ------          ------           -----        -----         ------        ------
Total                                     $3,207          $2,509           $ 428        $ 382         $3,635        $2,891
                                          ======          ======           =====        =====         ======        ======
--------------------------------------------------------------------------------------------------------------------------

Net trading revenues were $1.6 billion, up 28% from $1.3 billion in the 1999 second quarter primarily as a result of higher revenues from equities and equity derivatives.

Equities and equity derivatives net trading revenues were $892 million, up 58% from the second quarter of 1999, primarily driven by an increase in global equity portfolio trading. Higher trading volume in U.S. and global equity markets also contributed to the year-over-year increase.

Debt and debt derivatives net trading revenues were $753 million, up 4% from the second quarter a year ago, due to higher revenues from U.S. debt derivatives and mortgages, partially offset by lower revenues from global high-yield secondary trading.

Investment banking revenues were $1.1 billion in the second quarter of 2000, up 20% from the second quarter a year ago.

A summary of Merrill Lynch's investment banking revenues follows:

-------------------------------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                   ---------------------------                         ----------------------------
                                   JUNE 30,           JUNE 25,                         JUNE 30,            JUNE 25,
(in millions)                         2000               1999         % INC.              2000                1999       % INC.
-------------------------------------------------------------------------------------------------------------------------------

Underwriting                        $  720              $ 594            21%            $1,343              $1,021          32%
Strategic advisory services            367                314            17                740                 519          43
                                    ------              -----                           ------              ------
Total                               $1,087              $ 908            20             $2,083              $1,540          35
                                    ======              =====                           ======              ======
-------------------------------------------------------------------------------------------------------------------------------

Underwriting revenues rose 21% from the 1999 second quarter to reach a record $720 million, led by strong equity underwriting. Merrill Lynch retained its position as leading underwriter of total debt and equity offerings in the U.S. and global markets during the second quarter of 2000. In addition, Merrill Lynch remained number one in U.S. and global debt underwriting. Merrill Lynch's underwriting market share information based on transaction value follows:

----------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                      --------------------------------------------
                                        JUNE 30, 2000               JUNE 25, 1999
                                      ----------------             ---------------
                                      MARKET                       MARKET
                                       SHARE      RANK              SHARE     RANK
----------------------------------------------------------------------------------

U.S. PROCEEDS
   Debt                                 15.5 %       1               14.2 %      1
   Equity                               18.2         2               11.9        3
   Debt and equity                      15.8         1               14.0        1

GLOBAL PROCEEDS
   Debt                                 12.1         1               11.6        1
   Equity                               13.4         3               11.1        3
   Debt and equity                      12.2         1               11.7        1
----------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic advisory services fees increased 17% from the 1999 second quarter to $367 million, primarily as a result of higher levels of merger and acquisition activity during the quarter. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

----------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                      --------------------------------------------
                                       JUNE 30, 2000               JUNE 25, 1999
                                      ----------------          ------------------
                                      MARKET                    MARKET
                                       SHARE      RANK           SHARE        RANK
----------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
   U.S.                                 42.9 %       2            23.1 %         3
   Global                               44.8         3            22.2           3

ANNOUNCED TRANSACTIONS
   U.S.                                 21.4         4            37.8           2
   Global                               15.0         6            32.4           2
----------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

A summary of asset management and portfolio service fees is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                       ------------------------                           ------------------------
                                       JUNE 30,        JUNE 25,                           JUNE 30,        JUNE 25,
(in millions)                             2000            1999        % INC.                 2000            1999        % INC.
-------------------------------------------------------------------------------------------------------------------------------

Asset management fees                   $  597          $  545          10 %               $1,235          $1,070          15 %
Portfolio service fees                     546             362          51                  1,029             695          48
Account fees                               133             130           2                    268             257           4
Other fees                                 137             122          12                    271             246          10
                                        ------          ------                             ------          ------
Total                                   $1,413          $1,159          22                 $2,803          $2,268          24
                                        ======          ======                             ======          ======
-------------------------------------------------------------------------------------------------------------------------------

Asset management and portfolio service fees rose 22% from the 1999 second quarter to a new quarterly high of $1.4 billion. Asset management fees increased 10% from a year ago, as a result of the continued growth in assets under management, which reached $555 billion at the end of the second quarter of 2000. Excluding retail money market funds, which declined as a result of the implementation of Merrill Lynch's U.S. banking strategy, assets under management grew 11% from the second quarter of 1999. (For further information on the U.S. banking strategy, see Business Segments - Private Client Group.) This growth was attributable to a net inflow of customer assets as well as asset appreciation. Portfolio service fees increased 51% from the comparable period last year, as assets in asset-priced accounts continued to grow, driven by growth in Unlimited Advantage(Service Mark) and Merrill Lynch Consults (Registered Trademark). The majority of the revenues associated with these accounts is included in portfolio service fees, with the remainder in asset management fees.

Total assets in Private Client accounts or under management were $1.8 trillion at the end of the second quarter of 2000, representing an increase of $242 billion, or 16%, from the end of the second quarter a year ago. Assets under management, which are included in total assets in Private Client accounts or under management, totalled $555 billion at the end of the second quarter of 2000, an increase of $39 billion from the end of the second quarter last year, as discussed in the previous paragraph. The changes in these balances are noted as follows:

----------------------------------------------------------------------------------------------------------------
                                                                     NET CHANGES DUE TO
                                                               -------------------------------
                                              JUNE 25,         NET NEW                   ASSET          JUNE 30,
(in billions)                                    1999            MONEY(1)         APPRECIATION(2)          2000
----------------------------------------------------------------------------------------------------------------

Total assets in Private Client accounts
  or under management                         $ 1,530            $ 148                    $ 94          $ 1,772
Total assets under management                     516               21 (3)                  18              555
----------------------------------------------------------------------------------------------------------------

1. Includes reinvested dividends.
2. Includes foreign exchange translation adjustments of $(10) billion.
3. Includes net outflows of retail money market funds due to the implementation of Merrill Lynch's U.S. banking strategy.

Other revenues were up 55% from the 1999 second quarter to $272 million, primarily due to increased income from investments.

Significant components of interest and dividend revenues and interest expense follow:

---------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 -------------------------            -------------------------
                                                 JUNE 30,         JUNE 25,            JUNE 30,         JUNE 25,
(in millions)                                       2000             1999                2000             1999
---------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND REVENUES
Resale agreements and securities
   borrowed transactions                          $1,876           $1,421              $3,553           $2,788
Trading assets                                       783              790               1,620            1,741
Margin lending                                     1,209              685               2,270            1,368
Dividends                                            326              235                 452              315
Other                                                871              601               1,633            1,201
                                                  ------           ------              ------           ------
Total                                              5,065            3,732               9,528            7,413
                                                  ------           ------              ------           ------

INTEREST EXPENSE
Repurchase agreements and securities
   loaned transactions                             1,602            1,258               2,952            2,494
Borrowings                                         1,597            1,104               2,976            2,215
Trading liabilities                                  410              424                 858              951
Other                                                593              404               1,195              831
                                                  ------           ------              ------           ------
Total                                              4,202            3,190               7,981            6,491
                                                  ------           ------              ------           ------

NET INTEREST AND DIVIDEND PROFIT                  $  863           $  542              $1,547           $  922
                                                  ======           ======              ======           ======
---------------------------------------------------------------------------------------------------------------


Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit was a record $863 million in the second quarter of 2000, up 59% from the second quarter of 1999, mainly due to increased customer-lending balances, higher dividend revenues, and changes in asset/liability composition. (For further information on balance sheet composition, see Average Assets and Liabilities.)

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" in the previous table, increased/(decreased) interest expense by $44 million and $(87) million for the 2000 and 1999 second quarters, respectively, and by $36 million and $(165) million for the 2000 and 1999 six months, respectively.

Merrill Lynch's non-interest expenses are summarized below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         --------------------------------------          ------------------------
                                                         JUNE 30,       MARCH 31,      JUNE 25,          JUNE 30,        JUNE 25,
(in millions)                                               2000            2000          1999              2000            1999
---------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                 $3,443          $3,808        $2,729            $7,251          $5,490
                                                          ------          ------        ------           -------          ------
Non-interest expenses,
  excluding compensation and benefits:
    Communications and technology                            579             578           536             1,157           1,016
    Occupancy and related depreciation                       256             250           232               506             459
    Advertising and market development                       262             244           201               506             353
    Brokerage, clearing, and exchange fees                   196             192           170               388             324
    Professional fees                                        166             147           143               313             261
    Goodwill amortization                                     54              56            56               110             113
    Other                                                    363             397           342               760             663
                                                          ------          ------        ------           -------          ------
Total non-interest expenses,
  excluding compensation and benefits                      1,876           1,864         1,680             3,740           3,189
                                                          ------          ------        ------           -------          ------
Total non-interest expenses                               $5,319          $5,672        $4,409           $10,991          $8,679
                                                          ======          ======        ======           =======          ======

Compensation and benefits
  as a percentage of net revenues                           51.4%           52.5%         50.2%             52.0%           51.3%
Compensation and benefits as a percentage of
  pre-tax earnings before compensation and benefits         71.4            70.7          72.6              71.1            73.0
---------------------------------------------------------------------------------------------------------------------------------

Non-interest expenses, excluding compensation costs, were virtually unchanged from the first quarter of 2000 and up 12% from the second quarter of 1999. These expenses were 28.0% of net revenues for the second quarter of 2000, down from 30.9% for the comparable quarter in 1999.

Compensation and benefits, the largest expense category, were $3.4 billion, up 26% from the 1999 second quarter, as increased profitability led to higher incentive compensation, but down 10% from the first quarter of 2000. Compensation and benefits as a percentage of net revenues was 51.4% for the second quarter of 2000, compared to 50.2% in the second quarter last year and down from 52.5% in the previous quarter.

Communications and technology expenses were $579 million, unchanged from the previous quarter. These expenses increased 8% from the 1999 second quarter, mainly due to higher technology-related depreciation and increased communication maintenance costs.

Occupancy and related depreciation expense was $256 million in the second quarter of 2000, virtually unchanged from the first quarter of 2000 and up 10% from the comparable quarter a year ago.

Advertising and market development expense rose 7% from the previous quarter and 30% from the 1999 second quarter to $262 million. The increases were due to higher business development expenses and sales promotion costs associated with increased business activity. In addition, higher advertising costs resulting from the launch of new products and corporate brand promotion contributed to the year-over-year increase.

Brokerage, clearing, and exchange fees of $196 million for the second quarter remained unchanged from the first quarter and were up 15% from the first quarter a year ago, mainly due to increased transaction volume.

Professional fees were $166 million, up 13% from the prior quarter and up 16% from the 1999 second quarter, primarily due to higher employment service fees, partially offset by lower consulting fees. In addition, higher legal fees contributed to the year-over-year increase.

Goodwill amortization was $54 million in the second quarter of 2000, virtually unchanged from the first quarter of 2000 and the second quarter of 1999. Other expenses were $363 million, down 9% from the preceding quarter and up 6% from the second quarter of last year.

The effective tax rate was 31.0% for the second and first quarters of 2000, compared to 30.1% in the second quarter of 1999. The effective tax rates for the first six months of 2000 and 1999 were 31.0% and 32.0%, respectively.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports the results of its business within three business segments: Corporate and Institutional Client Group ("CICG"), Private Client Group ("PCG"), and Merrill Lynch Investment Managers ("MLIM"). CICG's activities primarily involve providing services to corporate, institutional, and governmental clients throughout the world. PCG provides investment, financing, insurance, tax, and other financial services and products to retail clients globally. MLIM provides investment management services to a wide variety of retail and institutional clients. For further information on services provided to clients within these segments, see the 1999 Form 10-K and the 1999 Annual Report included as an exhibit thereto.

Certain MLIM and CICG products are distributed by PCG distribution networks, and to a more limited extent, certain MLIM products are distributed through the distribution capabilities of CICG. Expenses and revenues associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. Expenses of $41 million and $56 million for the 2000 and 1999 second quarters, and $109 million and $120 million for the 2000 and 1999 six months, respectively, were eliminated. Revenues of $42 million and $54 million for the 2000 and 1999 second quarters, and $133 million and $117 million for the 2000 and 1999 six months, respectively, were also eliminated. In addition, revenue sharing agreements for shared activities are in place and the results of each segment reflect the agreed upon portion of these activities. The segment operating results exclude certain corporate items, which reduced net earnings for the 2000 and 1999 second quarters by $111 million and $124 million, and the 2000 and 1999 six months by $243 million and $249 million, respectively. (See
Note 3 to Consolidated Financial Statements - Unaudited.)

--------------------------------------------------------------------------------
CORPORATE AND INSTITUTIONAL CLIENT GROUP
--------------------------------------------------------------------------------

                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                             -----------------------           -----------------------
                             JUNE 30,       JUNE 25,           JUNE 30,       JUNE 25,
(in millions)                   2000           1999               2000           1999
--------------------------------------------------------------------------------------

Net revenues                  $3,179         $2,386             $6,559         $4,691
Net earnings                     713            482              1,510            954
--------------------------------------------------------------------------------------

CICG posted strong results for the quarter in a less robust market environment. Net revenues were $3.2 billion for the quarter, representing a 33% increase from the second quarter of 1999, and net earnings were $713 million, up 48% from the 1999 second quarter. Equity markets had a particularly outstanding quarter, emphasized by growth in equity trading revenues worldwide. Equity underwriting revenues were also up from the second quarter of 1999, as Merrill Lynch's global market share increased to 13.4% from 11.1% in the second quarter of 1999, according to Thomson Financial Securities Data. The strategic advisory business also posted solid results for the quarter, due to the execution of numerous landmark merger and acquisition transactions, with revenues 17% above the second quarter of 1999. Revenues from the Debt Markets business were down from the second quarter of 1999, as rising interest rates during the quarter led to decreased industry-wide debt underwriting activity. Total global debt underwriting volume declined 24%, from $816 billion in the 1999 second quarter to $617 billion in the second quarter of 2000. Merrill Lynch retained its position as the leading underwriter of total debt and equity securities, both in the U.S. and globally, as well as the #1 position in U.S. and global debt underwriting, according to Thomson Financial Securities Data.

CICG continued to pursue several strategic initiatives during the quarter. A merger with Herzog, Heine, Geduld, Inc., the third largest Nasdaq market maker, was announced during the quarter. This transaction, which closed in July, will expand Merrill Lynch's market-making activity in Nasdaq and other over-the-counter stocks and enhance its global equity franchise. Merrill Lynch also collaborated with other financial firms to create BondBook LLC, an electronic bond trading system and TheMuniCenter, a web-based marketplace for municipal securities.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED               SIX MONTHS ENDED
                            ------------------------         ------------------------
                            JUNE 30,        JUNE 25,         JUNE 30,        JUNE 25,
(in millions)                  2000            1999             2000            1999
-------------------------------------------------------------------------------------

Net revenues                 $2,992          $2,628           $6,380          $5,225
Net earnings                    216             241              517             469
-------------------------------------------------------------------------------------

Net revenues for PCG were $3.0 billion in the second quarter of 2000, up 14% from $2.6 billion in the 1999 second quarter. In the U.S., net revenues for the second quarter were up 12% from the year ago period, and internationally, net revenues were up 26%, driven primarily by increased volumes of equity and mutual fund transactions. Net earnings for the quarter were $216 million, down 10% from the 1999 second quarter, as a result of increased expenses. The decrease was due in part to an increase in headcount during the twelve months, as PCG's worldwide financial consultant force grew by 1,700. In July 2000, it was announced that actions were being taken to realign and strengthen the U.S. private client business, which would include both the reallocation and reduction of staff.

Total assets in U.S. client accounts remained essentially unchanged from the first quarter at $1.4 trillion; net new money inflows were $11 billion during the quarter. Outside the U.S., client assets were $146 billion, with $7 billion of net new money in the second quarter. Total assets in asset-priced accounts rose 3% from the first quarter to $209 billion, an increase of 80% from the second quarter of 1999.

Unlimited Advantage, Merrill Lynch's total access fee-based account, continued to grow, with an increase in revenues of 25% compared with the first quarter of 2000. Client assets in Unlimited Advantage accounts reached $90 billion at the end of the quarter. Additionally, client assets in ML Direct, the online investing service for self-directed investors, grew 28% during the quarter to $2.7 billion in its second full quarter of operation. In the U.S., two-thirds of a million clients now have on-line access to their accounts through ML Online and ML Direct, compared with fewer than 250,000 a year ago. ML Direct was named as one of the "Best Online Brokers of 2000" by Money magazine, receiving four and a half out of five possible stars, and was praised as one of the "best values of all surveyed brokers" by Business Week.

As part of its U.S. Banking Strategy, in June of 2000 Merrill Lynch began to redirect cash inflows from certain Cash Management Accounts ("CMA") and other types of accounts from taxable money market funds included in assets under management, to bank deposits at Merrill Lynch banks. As a result, U.S. bank deposits included on the consolidated balance sheet grew to $19 billion from $3 billion at the end of the 1999 second quarter and $7 billion at the end of the first quarter of 2000.

In April 2000, Merrill Lynch announced a 50/50 joint venture with HSBC to create the first global online banking and investment services company, serving individual customers outside the U.S. The rollout of the joint venture is on schedule, and is expected to launch in the United Kingdom before the end of the year.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED                SIX MONTHS ENDED
                            ------------------------         ------------------------
                            JUNE 30,        JUNE 25,         JUNE 30,        JUNE 25,
(in millions)                  2000            1999             2000            1999
-------------------------------------------------------------------------------------

Net revenues                   $602            $536           $1,212          $1,022
Net earnings                     84              74              155             108
-------------------------------------------------------------------------------------

The asset management business was re-branded during the quarter as Merrill Lynch Investment Managers. Net revenues and net earnings for MLIM were $602 million and $84 million, respectively, in the second quarter of 2000, up 12% and 14% from $536 million and $74 million in the 1999 second quarter. Assets under management ended the quarter at $555 billion, up 8% from the end of the 1999 second quarter. Excluding retail money market funds, which declined as a result of the implementation of the U.S. banking strategy, assets under management grew 11% from the same period last year. MLIM had net new money of $18 billion in the quarter, excluding the retail money market outflows. Much of the new money during the quarter was attributable to Merrill Lynch Quantitative Advisors, which won sizable mandates from a number of New York City pension plans.

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

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $15.3 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries at June 30, 2000. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark) ("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $18.4 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

--------------------------------------------------------------------------
                                                               ADJUSTED
                                              LEVERAGE         LEVERAGE
                                                 RATIO(1)         RATIO(2)
--------------------------------------------------------------------------

PERIOD END
June 30, 2000                                    19.2x            12.2x
December 31, 1999                                21.1x            13.4x

AVERAGE(3)
Six months ended June 30, 2000                   21.0x            13.1x
Year ended December 31, 1999                     23.2x            14.4x
--------------------------------------------------------------------------

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

Commercial paper outstanding totaled $18.1 billion at June 30, 2000 and $24.2 billion at December 31, 1999, which was equal to 5.1% and 7.4% of total assets at June 30, 2000 and year-end 1999, respectively. This decrease was due in part to the U.S. banking strategy. Outstanding long-term borrowings increased to $61.5 billion at June 30, 2000 from $53.5 billion at December 31, 1999. Major components of the change in long-term borrowings during the first six months of 2000 follow:


----------------------------------------------
(in billions)
----------------------------------------------

Balance at December 31, 1999            $53.5
Issuances                                17.2
Maturities                               (8.4)
Other, net                               (0.8)
                                        -----
Balance at June 30, 2000 (1)            $61.5
                                        =====
----------------------------------------------

(1) At June 30, 2000, $45.1 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Other sources of liquidity include a committed, senior, unsecured bank credit facility that, at June 30, 2000, totalled $8.0 billion and was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at June 30, 2000 as follows:


---------------------------------------------------------------------------------------------
                                                             SENIOR           PREFERRED STOCK
                                                              DEBT               AND TOPrS
RATING AGENCY                                               RATINGS               RATINGS
---------------------------------------------------------------------------------------------

Fitch                                                          AA                   AA-
Moody's Investors Service, Inc.                               Aa3                   aa3
Rating and Investment Information, Inc. (Japan)                AA                    A+
Standard & Poor's                                             AA-                    A
Thomson Financial BankWatch, Inc.                             AA+                Not Rated
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

Merrill Lynch monitors changes in its balance sheet using average daily balances that are determined on a settlement date basis and reported for management information purposes. For financial statements and risk management purposes, balances are recorded on a trade date basis. The following discussion compares changes in settlement date average daily balances.

For the first six months of 2000, average total assets were $361 billion, up 8% from $333 billion for the 1999 fourth quarter. Average total liabilities increased 8% to $344 billion from $318 billion for the 1999 fourth quarter. The major components in the changes in average total assets and liabilities for the first six months of 2000 as compared with the fourth quarter of 1999 are summarized as follows:


---------------------------------------------------------------------------------------------------
(in millions)                                                   INCREASE (DECREASE)          CHANGE
---------------------------------------------------------------------------------------------------

AVERAGE ASSETS
  Trading assets                                                       $ 9,593                 9 %
  Receivables under resale agreements and securities
    borrowed transactions                                                5,688                 6
  Customer receivables                                                   5,246                11
  Marketable investment securities                                       5,085                68
  Securities pledged as collateral                                      (3,330)              (25)


AVERAGE LIABILITIES
  Trading liabilities                                                  $ 8,517                13 %
  Commercial paper and other short-term borrowings                       6,954                41
  Customer payables                                                      4,438                20
  Long-term borrowings                                                   3,673                 7
  Payables under repurchase agreements and
    securities loaned transactions                                       3,298                 4
  Demand and time deposits                                               2,902                18
---------------------------------------------------------------------------------------------------

During the first six months of 2000, trading assets and liabilities rose as volume increased, benefiting from higher customer demand. Additionally, securities borrowed and securities loaned transactions rose due to increased matched-book activity. Higher trading volume during the first six months, as compared with the fourth quarter of 1999, also caused an increase in the average customer receivable and payable balances. The growth in marketable investment securities was due to increased portfolio investments by Merrill Lynch's U.S. bank subsidiaries, resulting from the U.S. banking strategy. (For further information on the U.S. banking strategy, see Business Segments - Private Client Group.) In addition to the increase in securities loaned transactions, the growth in average assets was funded by an increase in commercial paper, demand and time deposits, and long-term borrowings, particularly medium-term notes.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). At June 30, 2000, Merrill Lynch had derivatives with notionals of $2.0 billion with non-investment grade credit exposure. Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts. At June 30, 2000, Merrill Lynch had derivatives with notionals of $2.0 billion that hedged non-investment grade credit exposure.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-investment grade trading exposures:


-------------------------------------------------------------------------
                                                 June 30,        Dec. 31,
(in millions)                                       2000            1999
-------------------------------------------------------------------------

Trading assets:
  Cash instruments                                $5,786          $5,630
  Derivatives                                      4,552           4,033
Trading liabilities - cash instruments              (834)           (997)

Collateral on derivative assets                   (2,419)         (1,344)
                                                  ------          ------
Net trading asset exposure                        $7,085          $7,322
                                                  ======          ======
-------------------------------------------------------------------------

Among the trading exposures included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 30, 2000, the carrying value of such debt and equity securities totaled $259 million, of which 98% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 31, 1999, of which 89% related to market-making activities. Also included are distressed bank loans with a carrying value totaling $120 million and $86 million at June 30, 2000 and December 31, 1999, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:


--------------------------------------------------------------------------------------
                                                        JUNE 30,              DEC. 31,
(in millions)                                              2000                  1999
--------------------------------------------------------------------------------------

Marketable investment securities                         $  256                $   58
Investments of insurance subsidiaries                       119                   108
Loans (net of allowance for loan losses):
  Bridge loans                                              190                    68
  Other loans(1)                                          1,758                 1,331
Other investments:
  Partnership interests (2)                               1,267                 1,368
  Other equity investments (3)                              288                   369
--------------------------------------------------------------------------------------

(1) Represents outstanding loans to 124 and 115 companies at June 30, 2000 and December 31, 1999, respectively.
(2) Includes $604 million and $599 million in investments at June 30, 2000 and December 31, 1999, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Includes investments in 60 and 62 enterprises at June 30, 2000 and December 31, 1999, repectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:


---------------------------------------------------------------------------------------------
                                                               JUNE 30,              DEC. 31,
(in millions)                                                     2000                  1999
---------------------------------------------------------------------------------------------

Additional commitments to invest in partnerships                $  304                $  200
Unutilized revolving lines of credit and other
  lending commitments                                            3,562 (1)             2,462
---------------------------------------------------------------------------------------------

(1) Subsequent to the end of the second quarter, these commitments were reduced by $465 million.

---------------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
---------------------------------------------------------------------------------------------------------------------------------

                                                      2ND QTR.          3RD QTR.        4TH QTR.        1ST QTR.         2ND QTR.
                                                         1999              1999            1999            2000             2000
                                                     --------         ---------        --------        --------         --------

CLIENT ASSETS (in billions):
U.S. Client Assets                                   $  1,245         $   1,212        $  1,360        $  1,446         $  1,436
Non-U.S. Client Assets                                    285               302             336             345              336
                                                     --------         ---------        --------        --------         --------
Total Assets in Private Client Accounts
  or Under Management                                $  1,530         $   1,514        $  1,696        $  1,791         $  1,772
                                                     ========         =========        ========        ========         ========

ASSETS UNDER MANAGEMENT(1):                          $    516         $     514        $    557        $    568         $    555
Retail                                                    268               268             280             291              271
Institutional                                             248               246             277             277              284

Equity                                                    272               271             307             310              316
Fixed-Income                                              102               100              99             100              100
Money Market                                              142               143             151             158              139

U.S.                                                      310               304             324             333              328
Non-U.S.                                                  206               210             233             235              227

ASSETS IN ASSET-PRICED ACCOUNTS                      $    116         $     131        $    168        $    203         $    209
---------------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
  Volume (in billions)                               $    107         $     108        $     85        $    103         $     88
  Market Share                                           11.7%             13.5%           13.9%           11.3%            12.2%
U.S. Debt and Equity:
  Volume (in billions)                               $     83         $      86        $     67        $     83         $     71
  Market Share                                           14.0%             16.8%           16.7%           14.3%            15.8%
---------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                                 46,700            48,000          49,000          50,100           51,500
  Non-U.S.                                             17,300            18,000          18,200          18,500           19,200
                                                     --------         ---------        --------        --------         --------
  Total                                                64,000            66,000          67,200          68,600           70,700
                                                     ========         =========        ========        ========         ========
Financial Consultants and
  Other Investment Professionals                       18,400            18,700          19,000          19,400           20,200
---------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (in millions)                           $    673         $     572        $    764        $  1,037         $    902
Annualized Return on Average
  Common Stockholders' Equity                            25.4%             20.2%           23.8%           31.1%            24.3%
Earnings per Common Share:
  Basic                                              $   1.80         $    1.52        $   2.03        $   2.69         $   2.29
  Diluted                                                1.57              1.34            1.80            2.38             2.01
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                         $324,740         $ 312,936        $328,071        $363,944         $355,108
Total Stockholders' Equity                             11,446            12,100          12,802          14,467           15,727
Book Value Per Common Share                             29.87             31.49           33.20           36.37            39.04
---------------------------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
Weighted-Average Shares Outstanding:
  Basic                                               368,273           370,347         371,962         381,641          389,077
  Diluted                                             421,267           419,090         420,603         432,372          443,665
Common Shares Outstanding                             368,960           370,777         372,839         386,071          391,974
---------------------------------------------------------------------------------------------------------------------------------

(1) Certain prior period amounts have been restated to conform to the current period presentation.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

JAS SECURITIES LITIGATION. The JAS Securities Litigation case described in ML & Co.'s 1999 Form 10-K and Form 10-Q for the 2000 first quarter has been settled for $8.9 million, subject to execution of a definitive settlement agreement and court approval.

SUMITOMO CORPORATION LITIGATION. Merrill Lynch paid Sumitomo Corporation $275 million plus legal fees, and Sumitomo released Merrill Lynch from any claims stemming from losses in connection with unauthorized copper trading. Merrill Lynch had substantially provided for the settlement, which did not have a material impact on the earnings reported in the second quarter of 2000. The settlement was previously reported in ML & Co.'s Form 8-K dated May 24, 2000.

Both the JAS Securities Litigation and Sumitomo Corporation Litigation were settled without an adjudication of the merits of the claims and Merrill Lynch denied liability in connection with the settlements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

ML & Co. has issued unregistered common stock in connection with the Herzog, Heine, Geduld, Inc. ("Herzog") merger described in Note 8 to the Consolidated Financial Statements - Unaudited in this report. Under the merger agreement, ML & Co. acquired all of the outstanding common stock of Herzog and each Herzog shareholder is entitled to receive 141.87751 shares of ML & Co. common stock for each Herzog share. A total of 8,550,300 shares of ML & Co. common stock will be issued to the Herzog shareholders. Of this amount, 8,466,597 shares were issued on July 14, 2000, and 83,703 shares will be issued upon receipt of required documents from certain Herzog shareholders. The ML & Co. common stock was issued in accordance with Rule 506 of Regulation D in transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933. There is no underwriter for the shares sold to the Herzog shareholders. ML & Co. plans to file a registration statement under the Securities Act of 1933 to register the resale of the ML & Co. shares by the Herzog shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

On April 18, 2000, ML & Co. held its Annual Meeting of Stockholders. Further details concerning matters submitted for stockholder vote can be found in ML & Co.'s Quarterly Report on Form 10-Q for the 2000 first quarter.

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

         (27) Financial Data Schedule.

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by ML & Co. with the Securities and Exchange Commission during the quarterly period covered by this Report:

         (i) Current Report dated April 17, 2000 for the purpose of filing the Preliminary Unaudited Earnings Summary of ML & Co. for the three-month period ended March 31, 2000.

         (ii) Current Report dated May 3, 2000 for the purpose of filing the Preliminary Unaudited Consolidated Balance Sheet of ML & Co. as of March 31, 2000.

         (iii)Current Report dated May 24, 2000 for the purpose of announcing the resolution of issues between Merrill Lynch and Sumitomo Corporation concerning losses sustained by Sumitomo in connection with unauthorized copper trading.

         (iv) Current Report dated June 29, 2000 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities (Registered Trademark) due June 29, 2007.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  MERRILL LYNCH & CO., INC.
                                              ----------------------------------
                                                          (Registrant)


Date:   August 11, 2000                  By:  /s/ Thomas H. Patrick
                                              ----------------------------------
                                                  Thomas H. Patrick
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits

11         Statement re: computation of per common share earnings.

12         Statement re: computation of ratios.

15         Letter re: unaudited interim financial information.

27         Financial Data Schedule.