Form 10-Q
period 2000-09-29
MERRILL LYNCH & CO INC
filed 2000-11-13
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            SEPTEMBER 29, 2000
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

805,326,290 shares of Common Stock and 4,770,616 Exchangeable Shares as of the close of business on November 3, 2000. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
ITEM 1.  Financial Statements
-----------------------------


                               MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                   SEPT. 29,         SEPT. 24,     PERCENT
(in millions, except per share amounts)                                2000              1999     INC. (DEC.)
                                                                   --------          --------     -----------

NET REVENUES
  Commissions                                                      $  1,624           $ 1,444          12.5 %
  Principal transactions                                              1,160             1,130           2.7
  Investment banking                                                    858               949          (9.6)
  Asset management and portfolio service fees                         1,414             1,183          19.5
  Other                                                                 318               122         160.7
                                                                   --------           -------
    Subtotal                                                          5,374             4,828          11.3
                                                                   --------           -------

  Interest and dividend revenues                                      5,479             3,669          49.3
  Less interest expense                                               4,704             3,145          49.6
                                                                   --------           -------
    Net interest profit                                                 775               524          47.9
                                                                   --------           -------
  TOTAL NET REVENUES                                                  6,149             5,352          14.9
                                                                   --------           -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           3,146             2,783          13.0
  Communications and technology                                         542               487          11.3
  Occupancy and related depreciation                                    250               232           7.8
  Advertising and market development                                    205               191           7.3
  Brokerage, clearing, and exchange fees                                206               193           6.7
  Professional fees                                                     147               145           1.4
  Goodwill amortization                                                  52                57          (8.8)
  Other                                                                 290               360         (19.4)
                                                                   --------           -------
  TOTAL NON-INTEREST EXPENSES                                         4,838             4,448           8.8
                                                                   --------           -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,311               904          45.0

Income Tax Expense                                                      378               276          37.0

Dividends on Preferred Securities Issued by Subsidiaries                 48                49          (2.0)
                                                                   --------           -------
NET EARNINGS                                                       $    885           $   579          52.8
                                                                   ========           =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                     $    875           $   571          53.2
                                                                   ========           =======

EARNINGS PER COMMON SHARE

    Basic                                                          $   1.09           $  0.75
                                                                   ========           =======

    Diluted                                                        $   0.94           $  0.67
                                                                   ========           =======

DIVIDEND PAID PER COMMON SHARE                                     $   0.16           $  0.14
                                                                   ========           =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE

    Basic                                                             805.9             757.9
                                                                   ========           =======

    Diluted                                                           929.0             855.3
                                                                   ========           =======
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPT. 29,         SEPT. 24,      PERCENT
(in millions, except per share amounts)                           2000              1999      INC. (DEC.)
                                                              --------          --------      -----------

NET REVENUES

  Commissions                                                 $  5,431          $  4,613           17.7 %
  Principal transactions                                         4,746             3,831           23.9
  Investment banking                                             2,941             2,489           18.2
  Asset management and portfolio service fees                    4,217             3,451           22.2
  Other                                                            849               442           92.1
                                                              --------          --------
    Subtotal                                                    18,184            14,826           22.6
                                                              --------          --------

  Interest and dividend revenues                                15,025            11,095           35.4
  Less interest expense                                         12,690             9,643           31.6
                                                              --------          --------
    Net interest profit                                          2,335             1,452           60.8
                                                              --------          --------
  TOTAL NET REVENUES                                            20,519            16,278           26.1
                                                              --------          --------

NON-INTEREST EXPENSES
  Compensation and benefits                                     10,572             8,363           26.4
  Communications and technology                                  1,710             1,508           13.4
  Occupancy and related depreciation                               762               698            9.2
  Advertising and market development                               713               546           30.6
  Brokerage, clearing, and exchange fees                           672               563           19.4
  Professional fees                                                462               407           13.5
  Goodwill amortization                                            162               170           (4.7)
  Other                                                          1,057             1,024            3.2
                                                              --------          --------
  TOTAL NON-INTEREST EXPENSES                                   16,110            13,279           21.3
                                                              --------          --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                    4,409             2,999           47.0

Income Tax Expense                                               1,356               953           42.3

Dividends on Preferred Securities Issued by Subsidiaries           146               146              -
                                                              --------          --------
NET EARNINGS                                                  $  2,907          $  1,900           53.0
                                                              ========          ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                $  2,878          $  1,872           53.7
                                                              ========          ========

EARNINGS PER COMMON SHARE

    Basic                                                     $   3.63          $   2.49
                                                              ========          ========

    Diluted                                                   $   3.18          $   2.19
                                                              ========          ========

DIVIDENDS PAID PER COMMON SHARE                               $   0.45          $   0.39
                                                              ========          ========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE

    Basic                                                        793.7             752.4
                                                              ========          ========

    Diluted                                                      905.0             854.7
                                                              ========          ========
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         SEPT. 29,   DEC. 31,
(dollars in millions)                                                                        2000       1999
--------------------------------------------------------------------------------         --------    --------

ASSETS

CASH AND CASH EQUIVALENTS                                                                $ 12,833    $ 10,962

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                  5,763       6,078

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                  107,709     100,473

MARKETABLE INVESTMENT SECURITIES                                                           40,357      10,145

TRADING ASSETS, AT FAIR VALUE
  Equities and convertible debentures                                                      24,283      23,674
  Corporate debt and preferred stock                                                       18,485      20,348
  Contractual agreements                                                                   17,219      22,701
  U.S. Government and agencies                                                             14,426      15,376
  Non-U.S. governments and agencies                                                        10,676       4,892
  Mortgages, mortgage-backed, and asset-backed                                              8,938       7,394
  Municipals and money markets                                                              3,328       2,429
                                                                                         --------    --------
                                                                                           97,355      96,814
  Securities received as collateral, net of securities pledged as collateral               12,728      10,005
                                                                                         --------    --------
  Total                                                                                   110,083     106,819
                                                                                         --------    --------

SECURITIES PLEDGED AS COLLATERAL                                                            9,485       9,699
                                                                                         --------    --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $77 in 2000 and $55 in 1999)        45,449      40,034
  Brokers and dealers                                                                      13,041       9,204
  Interest and other                                                                        7,211       7,513
                                                                                         --------    --------
  Total                                                                                    65,701      56,751
                                                                                         --------    --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                       4,043       4,096

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $176 in 2000
  and $146 in 1999)                                                                        14,093      11,188

OTHER INVESTMENTS                                                                           3,633       3,415

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
   amortization of $4,530 in 2000 and $4,079 in 1999)                                       3,242       3,140

GOODWILL (net of accumulated amortization of $662 in 2000 and $543 in 1999)                 4,391       4,952

OTHER ASSETS                                                                                2,571       1,836
                                                                                         --------    --------

TOTAL ASSETS                                                                             $383,904    $329,554
                                                                                         ========    ========

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         SEPT. 29,    DEC. 31,
(dollars in millions, except per share amount)                                               2000        1999
--------------------------------------------------------------------------------         --------    --------

LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                         $ 85,972    $ 72,211

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                           14,725      25,596

DEMAND AND TIME DEPOSITS                                                                   50,001      17,602

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                   18,411      27,030
  Equities and convertible debentures                                                      22,022      20,259
  U.S. Government and agencies                                                             11,653      10,816
  Non-U.S. governments and agencies                                                         7,026       6,311
  Corporate debt, preferred stock, and other                                                5,553       3,404
                                                                                         --------    --------
  Total                                                                                    64,665      67,820
                                                                                         --------    --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                     22,213      19,704
                                                                                         --------    --------

OTHER PAYABLES

  Customers                                                                                22,863      23,166
  Brokers and dealers                                                                      12,159      11,439
  Interest and other                                                                       20,862      18,702
                                                                                         --------    --------
  Total                                                                                    55,884      53,307
                                                                                         --------    --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                       3,964       4,086

LONG-TERM BORROWINGS                                                                       66,589      53,499
                                                                                         --------    --------

TOTAL LIABILITIES                                                                         364,013     313,825
                                                                                         --------    --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                 2,720       2,725
                                                                                         --------    --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY                                                                425         425
                                                                                         --------    --------

COMMON STOCKHOLDERS' EQUITY

  Shares exchangeable into common stock                                                        74         118
  Common stock, par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
       issued: 2000 - 962,533,498 shares; 1999 - 964,779,105 shares                         1,283       1,286
  Paid-in capital                                                                           2,641       1,156
  Accumulated other comprehensive loss (net of tax)                                          (421)       (390)
  Retained earnings                                                                        15,418      12,887
                                                                                         --------    --------
                                                                                           18,995      15,057
Less:  Treasury stock, at cost: 2000 -  160,364,905 shares;
       1999 - 212,278,192 shares                                                            1,331       1,835
       Employee stock transactions                                                            918         643
                                                                                         --------    --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                          16,746      12,579
                                                                                         --------    --------

TOTAL STOCKHOLDERS' EQUITY                                                                 17,171      13,004
                                                                                         ========    ========
TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                               $383,904    $329,554
                                                                                         ========    ========
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                     MERRILL LYNCH & CO., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                         -------------------------------
(dollars in millions)                                                                    SEPT. 29,              SEPT. 24,
                                                                                             2000                   1999
                                                                                         --------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                             $  2,907               $  1,900
Noncash items included in earnings:
   Depreciation and amortization                                                              615                    519
   Policyholder reserves                                                                      145                    154
   Goodwill amortization                                                                      162                    170
   Amortization of stock-based compensation                                                   373                    312
   Other                                                                                      286                    261
(Increase) decrease in operating assets(a):
   Trading assets                                                                            (642)                 9,098
   Cash and securities segregated for regulatory purposes
     or deposited with clearing organizations                                                 315                  1,615
   Receivables under resale agreements and securities borrowed transactions                (7,236)                (8,350)
   Customer receivables                                                                    (5,437)                (4,748)
   Brokers and dealers receivables                                                         (3,837)                (1,359)
   Other                                                                                     (714)                   530
Increase (decrease) in operating liabilities(a):
   Trading liabilities                                                                     (3,155)                 3,407
   Payables under repurchase agreements and securities loaned transactions                 13,761                  2,885
   Customer payables                                                                         (303)                (3,100)
   Brokers and dealers payables                                                               720                  2,788
   Other                                                                                    2,376                   (726)
                                                                                         --------               --------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                      336                  5,356
                                                                                         --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Maturities of available-for-sale securities                                             11,484                  3,460
   Sales of available-for-sale securities                                                   5,348                  2,344
   Purchases of available-for-sale securities                                             (47,029)                (6,693)
   Maturities of held-to-maturity securities                                                  584                    709
   Purchases of held-to-maturity securities                                                  (439)                  (744)
   Loans, notes, and mortgages                                                             (2,929)                (1,350)
   Acquisitions, net of cash acquired                                                           -                    (20)
   Other investments and other assets                                                      (1,133)                  (350)
   Equipment and facilities                                                                  (717)                  (773)
                                                                                         --------               --------
   CASH USED FOR INVESTING ACTIVITIES                                                     (34,831)                (3,417)
                                                                                         --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Commercial paper and other short-term borrowings                                       (10,871)                (4,999)
   Demand and time deposits                                                                32,399                  4,391
   Issuance and resale of long-term borrowings                                             26,025                 12,800
   Settlement and repurchase of long-term borrowings                                      (11,397)               (14,433)
   Issuance of subsidiaries' preferred securities                                               -                     96
   Issuance of treasury stock                                                                 566                    182
   Other common and preferred stock transactions                                               20                   (179)
   Dividends                                                                                 (376)                  (319)
                                                                                         --------               --------
   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        36,366                 (2,461)
                                                                                         --------               --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,871                   (522)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               10,962                 12,638
                                                                                         --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 12,833               $ 12,116
                                                                                         ========               ========
(a)  Net of effects of acquisitions.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes                                                                          $    525               $    693
   Interest                                                                                12,011                  9,622

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 29, 2000
                 (dollars in millions, except per share amounts)

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 31, 1999 unaudited consolidated balance sheet was derived from the audited financial statements, as restated for the pooling-of-interests (See Note 2). The interim consolidated financial statements for the three- and nine-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the results of operations have been included.

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

--------------------------------------------------------------------------------
NOTE 2. MERGER WITH HERZOG, HEINE, GEDULD, INC.
--------------------------------------------------------------------------------

On July 14, 2000, Merrill Lynch acquired Herzog, Heine, Geduld, Inc. ("Herzog"), a leading Nasdaq market maker, through an exchange offer followed by a merger of a wholly-owned subsidiary of Merrill Lynch & Co. Inc, with and into Herzog. Pursuant to the offer and the merger, each Herzog shareholder, after giving effect to the two-for-one common stock split, was entitled to receive 283.75502 shares of ML & Co. common stock for each share held. A total of 17,100,602 shares of ML & Co. common stock were issued in connection with this transaction. In addition, as specified in the merger agreement, Herzog treasury shares (2,449,090 shares of ML & Co. common stock) were cancelled and retired upon consummation of the merger.

The merger has been accounted for as a pooling-of-interests, and accordingly, prior period financial statements and footnotes have been restated to reflect the results of operations, financial position, and cash flows as if Merrill Lynch and Herzog had always been combined. The effect of combining Herzog into the results of operations, financial position, and cash flows of Merrill Lynch was not material.

--------------------------------------------------------------------------------
NOTE 3. COMMON STOCK SPLIT
--------------------------------------------------------------------------------


On July 18, 2000, Merrill Lynch's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend. The new shares were distributed on August 31, 2000 to stockholders of record on August 4, 2000. The par value of ML & Co. common stock remained at $1.33 1/3 per share. Accordingly, an adjustment totaling $680 from Paid-in-capital to Common stock and Exchangeable shares was required to preserve the par value of the post-split shares. All share and per share data in these financial statements have been restated for the effect of the split.

--------------------------------------------------------------------------------
NOTE 4.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at September 29, 2000 and December 31, 1999 are presented below:

-------------------------------------------------------------------------------------------
                                                             SEPT. 29,             DEC. 31,
                                                                 2000                 1999
                                                             --------              -------

PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
   Repurchase agreements                                     $ 73,750              $64,955
   Securities loaned transactions                              12,222                7,256
                                                             --------              -------
   Total                                                     $ 85,972              $72,211
                                                             ========              =======

COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                          $ 12,101              $24,198
   Bank loans and other                                         2,624                1,398
                                                             --------              -------
   Total                                                     $ 14,725              $25,596
                                                             ========              =======

DEMAND AND TIME DEPOSITS
   Demand                                                    $  3,388              $ 3,498
   Time                                                        46,613               14,104
                                                             --------              -------
   Total                                                     $ 50,001              $17,602
                                                             ========              =======
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

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

Operating results by business segment follow:

------------------------------------------------------------------------------------------------------------------------

                                                                                           CORPORATE
                                                        CICG           PCG      MLIM           ITEMS               TOTAL
                                                    --------      --------   -------       ---------            --------

THREE MONTHS ENDED
SEPTEMBER 29, 2000

Non-interest revenues                               $  2,383      $  2,434   $   587         $   (30)(a)        $  5,374
Net interest revenue(b)                                  379           407        17             (28)(c)             775
                                                    --------      --------   -------         -------            --------
Net revenues                                           2,762         2,841       604             (58)              6,149
Non-interest expenses                                  1,923         2,439       461              15 (d)           4,838
                                                    --------      --------   -------         -------            --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                                 839           402       143             (73)              1,311
Income tax expense (benefit)                             207           145        47             (21)                378
Dividends on preferred securities
  issued by subsidiaries                                   -             -         -              48                  48
                                                    --------      --------   -------         -------            --------
Net earnings (loss)                                 $    632      $    257   $    96         $  (100)           $    885
                                                    ========      ========   =======         =======            ========

Total assets                                        $277,441      $ 99,837   $ 2,235         $ 4,391            $383,904
                                                    ========      ========   =======         =======            ========
------------------------------------------------------------------------------------------------------------------------

(a) Represents the elimination of intersegment revenues.
(b) Management views interest income net of interest expense in evaluating results.
(c) Represents costs associated with the acquisition of Mercury Asset Management Group.
(d) Represents goodwill amortization of $52 million, net of elimination of intersegment expenses of $37 million.

---------------------------------------------------------------------------------------------------------------------
                                                                                           CORPORATE
                                                        CICG           PCG      MLIM           ITEMS            TOTAL
                                                    --------      --------   -------       ---------         --------

THREE MONTHS ENDED
SEPTEMBER 24, 1999

Non-interest revenues                               $  2,157      $  2,196   $   516         $   (41)(a)     $  4,828
Net interest revenue(b)                                  296           259        (3)            (28)(c)          524
                                                    --------      --------   -------         -------         --------
Net revenues                                           2,453         2,455       513             (69)           5,352
Non-interest expenses                                  1,831         2,176       429              12 (d)        4,448
                                                    --------      --------   -------         -------         --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                                 622           279        84             (81)             904
Income tax expense (benefit)                             167           101        32             (24)             276
Dividends on preferred securities
  issued by subsidiaries                                   -             -         -              49               49
                                                    --------      --------   -------         -------         --------
Net earnings (loss)                                 $    455      $    178   $    52         $  (106)        $    579
                                                    ========      ========   =======         =======         ========

Total assets                                        $251,487      $ 55,622   $ 2,135         $ 5,081         $314,325
                                                    ========      ========   =======         =======         ========
---------------------------------------------------------------------------------------------------------------------

(a) Represents the elimination of intersegment revenues.
(b) Management views interest income net of interest expense in evaluating results.
(c) Represents costs associated with the acquisition of Mercury Asset Management Group.
(d) Represents goodwill amortization of $57 million, net of elimination of intersegment expenses of $45 million.

------------------------------------------------------------------------------------------------------------------------
                                                                                           CORPORATE
                                                        CICG           PCG      MLIM           ITEMS               TOTAL
                                                    --------      --------   -------       ---------            --------

NINE MONTHS ENDED
SEPTEMBER 29, 2000

Non-interest revenues                               $  8,536      $  8,032   $ 1,775         $  (159)(a)        $ 18,184
Net interest revenue(b)                                1,240         1,145        35             (85)(c)           2,335
                                                    --------      --------   -------         -------            --------
Net revenues                                           9,776         9,177     1,810            (244)             20,519
Non-interest expenses                                  6,640         8,018     1,436              16 (d)          16,110
                                                    --------      --------   -------         -------            --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                               3,136         1,159       374            (260)              4,409
Income tax expense (benefit)                             892           418       126             (80)              1,356
Dividends on preferred securities
  issued by subsidiaries                                   -             -         -             146                 146
                                                    --------      --------   -------         -------            --------
Net earnings (loss)                                 $  2,244      $    741   $   248         $  (326)           $  2,907
                                                    ========      ========   =======         =======            ========
------------------------------------------------------------------------------------------------------------------------

                                                                                           CORPORATE
                                                        CICG           PCG      MLIM           ITEMS               TOTAL
                                                    --------      --------   -------       ---------            --------
NINE MONTHS ENDED
SEPTEMBER 24, 1999

Non-interest revenues                               $  6,570      $  6,877   $ 1,537         $  (158)(a)        $ 14,826
Net interest revenue(b)                                  833           728        (7)           (102)(c)           1,452
                                                    --------      --------   -------         -------            --------
Net revenues                                           7,403         7,605     1,530            (260)             16,278
Non-interest expenses                                  5,386         6,600     1,288               5 (d)          13,279
                                                    --------      --------   -------         -------            --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                               2,017         1,005       242            (265)              2,999
Income tax expense (benefit)                             576           372        89             (84)                953
Dividends on preferred securities
  issued by subsidiaries                                   -             -         -             146                 146
                                                    --------      --------   -------         -------            --------
Net earnings (loss)                                 $  1,441      $    633   $   153         $  (327)           $  1,900
                                                    ========      ========   =======         =======            ========
------------------------------------------------------------------------------------------------------------------------

(a) Represents the elimination of intersegment revenues.
(b) Management views interest income net of interest expense in evaluating results.
(c) Represents costs associated with the acquisition of Mercury Asset Management Group.
(d) Represents goodwill amortization of $162 million and $170 million, net of elimination of intersegment expenses of $146 million and $165 million, for the nine months ended September 29, 2000 and September 24, 1999, respectively.

--------------------------------------------------------------------------------
NOTE 6.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           ------------------------        --------------------------
                                                           SEPT. 29,       SEPT. 24,       SEPT. 29,        SEPT. 24,
                                                               2000            1999            2000             1999
                                                           --------        --------        --------         --------

Net earnings                                               $    885        $    579        $  2,907         $  1,900
                                                           --------        --------        --------         --------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                               (22)             41             (89)            (118)
  Net unrealized gain (loss) on investment
    securities available-for-sale                                 1             (25)             58              (63)
                                                           --------        --------        --------         --------
  Total other comprehensive income (loss), net                  (21)             16             (31)            (181)
                                                           --------        --------        --------         --------
Comprehensive income                                       $    864        $    595        $  2,876         $  1,719
                                                           ========        ========        ========         ========
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 7.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

-----------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    -----------------------           ---------------------------
                                                    SEPT. 29,      SEPT. 24,          SEPT. 29,         SEPT. 24,
                                                        2000           1999               2000              1999
                                                    --------       --------           --------          --------

Net earnings                                        $    885       $    579           $  2,907          $  1,900
Preferred stock dividends                                 10              8                 29                28
                                                    --------       --------           --------          --------
Net earnings applicable to
  common stockholders                               $    875       $    571           $  2,878          $  1,872
                                                    ========       ========           ========          ========
(shares in thousands)
Weighted-average shares outstanding                  805,855        757,862            793,716           752,449
                                                    --------       --------           --------          --------
Effect of dilutive instruments(1):
  Employee stock options                              75,208         54,210             67,650            58,614
  FCCAAP shares                                       30,602         32,391             29,384            32,922
  Restricted units                                    17,353         10,817             14,164            10,595
  ESPP shares                                             30             68                 79               109
                                                    --------       --------           --------          --------
  Dilutive potential common shares                   123,193         97,486            111,277           102,240
                                                    --------       --------           --------          --------
Total weighted-average diluted shares                929,048        855,348            904,993           854,689
                                                    ========       ========           ========          ========
-----------------------------------------------------------------------------------------------------------------
Basic earnings per common share                     $   1.09       $   0.75           $   3.63          $   2.49
Diluted earnings per common share                   $   0.94       $   0.67           $   3.18          $   2.19
-----------------------------------------------------------------------------------------------------------------

(1) See Note 11 to Consolidated Financial Statements in the 1999 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 8.  DERIVATIVES, COMMITMENTS, AND OTHER CONTINGENCIES
--------------------------------------------------------------------------------

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

The notional or contractual amounts of derivatives provide only a measure of involvement in these types of transactions and represent neither the amounts subject to the various types of market risk nor the future cash requirements under these instruments. The notional or contractual amounts of derivatives used for trading purposes and included in trading inventory by type of risk follow:

------------------------------------------------------------------------------------------------------
                                            INTEREST                            EQUITY      COMMODITY
(in billions)                                   RATE(1)(2)     CURRENCY(3)       PRICE          PRICE
------------------------------------------------------------------------------------------------------

SEPTEMBER 29, 2000
------------------
Swap agreements                             $  2,628           $    167         $    10     $      26
Forward contracts                                145                154               1             1
Futures contracts                                204                  5               9             -
Options purchased                                 39                131              70             8
Options written                                   38                 76              60             1

DECEMBER 31, 1999
-----------------
Swap agreements                             $  2,470           $    175         $    27     $       3
Forward contracts                                 94                153               3             1
Futures contracts                                224                  3              12             3
Options purchased                                216                102              53             2
Options written                                  270                 71              53             4
------------------------------------------------------------------------------------------------------

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

The notional or contractual amounts of non-trading derivatives used to hedge market risk exposures on non-trading assets and liabilities at September 29, 2000 and December 31, 1999 follow:

--------------------------------------------------------------------------------
                                               SEPT. 29,               DEC. 31,
(in billions)                                      2000                   1999
--------------------------------------------------------------------------------
Borrowings:
  Interest rate risk (1)                         $   41                $    44
  Currency risk                                       1                      1
  Equity risk                                         9                      3
Investment securities (2)                            22                     11
Resale and repurchase agreements (2)                 10                      6
Customer receivables (2)                              5                      6
Investment in non-U.S. subsidiaries (3)               4                      3
Other                                                 8                      3
--------------------------------------------------------------------------------

(1) Includes $9 billion and $10 billion of instruments that also contain currency risk at September 29, 2000 and December 31, 1999, respectively, and $3 billion and $4 billion of instruments that also contain equity risk at September 29, 2000 and December 31, 1999, respectively.
(2)  Primarily hedging interest rate risk.
(3)  Hedging currency risk.


Most of these derivatives are entered into with Merrill Lynch's derivative dealer subsidiaries, which hedge interest rate, currency, and equity risks in the normal course of their trading activities. Realized gains and losses on early terminations of derivatives are deferred over the remaining lives of the hedged assets or liabilities. At September 29, 2000, there were $7 in deferred gains relating to a derivative contract terminated during 1999.

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. Settlement of these commitments as of September 29, 2000 would not have a material effect on the consolidated financial condition of Merrill Lynch.

As of September 29, 2000, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on Merrill Lynch's financial condition; however, such resolution could have a material adverse impact on quarterly operating results in future periods, depending in part on the results for such periods.

--------------------------------------------------------------------------------
NOTE 9.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------


Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 29, 2000, MLPF&S's regulatory net capital of $3.4 billion was 12% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $2.8 billion.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to the capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 29, 2000, MLI's financial resources were $4.5 billion and exceeded the minimum requirement by $1.0 billion.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 29, 2000, MLGSI's liquid capital of $1.6 billion was 367% of its total market and credit risk, and liquid capital in excess of the minimum required was $1.1 billion.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 29, 2000, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 29, 2000 and September 24, 1999, and the consolidated statements of cash flows for the nine-month periods ended September 29, 2000 and September 24, 1999. These financial statements are the responsibility of Merrill Lynch's management. The accompanying condensed consolidated financial statements give retroactive effect to the merger of Merrill Lynch and Herzog, Heine, Geduld, Inc. ("Herzog"), which has been accounted for as a pooling-of-interests, as described in Note 2 to the condensed consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Merrill Lynch as of December 31,
1999, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2000, we expressed an unqualified opinion and included an explanatory paragraph for the change in accounting method in 1998 for certain internal-use software development costs to conform with Statement of Position 98-1. We also audited the adjustments, related to the pooling-of-interets, as mentioned in the first paragraph above, that were applied to restate the consolidated balance sheet of Merrill Lynch as of December 31, 1999(not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP

New York, New York
November 13, 2000

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

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as diminishing margins in many mature products and services, and competition from new entrants as well as established competitors. In addition, the passage of the Gramm-Leach-Bliley Act in November of 1999 represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing anachronistic laws that separated commercial banking, investment banking and insurance activities.

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as actions and initiatives taken by both current and potential competitors, the impact of pending and future legislation and regulation throughout the world, and the other risks detailed in the following sections.

MERRILL   LYNCH   UNDERTAKES   NO   RESPONSIBILITY   TO  UPDATE  OR  REVISE  ANY
FORWARD-LOOKING STATEMENTS.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

A difficult operating environment existed in the third quarter, as market indices declined globally. After a series of modest summertime rallies, stock markets began to struggle due to a number of factors, including a plunging euro, rising oil prices, and U.S. election uncertainties. Equity underwriting activity, however, was not impacted by the underperforming indices, as domestic IPO's raised nearly 50% more in equity capital than in the third quarter of 1999.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury note, declined from the end of the second quarter, ending the third quarter at approximately 5.8%. Short-term U.S. rates, after climbing steadily since June of 1999, remained unchanged during the 2000 third quarter. Short-term interest rates in Europe generally increased during the third quarter due to growing inflation caused by higher oil prices and a weak euro. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), continued to widen in the third quarter of 2000.

U.S. equity indices, which achieved extraordinary gains in 1999, continued to experience the volatility that began in the second quarter of 2000. Investor concern over slower corporate earnings growth, together with the previously mentioned factors, led to weak market performance. The Nasdaq Composite Index ended the third quarter down 7.4% for the three month period, but up 33.7% from the 1999 third quarter, as technology, media, and telecommunications stocks were among the poorest performers due to an increased level of negative pre-earnings announcements from established companies. The Dow Jones Industrial Average gained only 1.9% during the quarter, and 3.0% from the end of the third quarter of 1999. During the 2000 third quarter, the S&P 500 fell slightly from the end of the second quarter, but advanced 12.0% from the end of the corresponding 1999 period.

Global equity markets, as measured by the Dow Jones World Index, dropped 7.7% during the quarter, but were up 3.4% since the end of the third quarter of 1999. However, rising oil prices benefited Latin America, where Mexico and Venezuela are major oil exporters. Tokyo stocks fell 8% in U.S. dollar terms and 7% in yen terms resulting from slower progress in corporate restructuring efforts in the region. European markets also suffered due to a more depressed telecommunications industry and inflationary pressures which led the European Central Bank to raise short-term interest rates by a quarter percentage point. The Federal Reserve, the European Central Bank, and the Bank of Japan intervened in the foreign exchange market after the euro hit a historic low point during the quarter.

Global debt underwriting volume declined from $723 billion in the third quarter of 1999, to $648 billion in the third quarter of 2000, but was up from $642 billion in the second quarter of 2000, according to Thomson Financial Securities Data, as interest rate worries dissipated during the quarter. Equity underwriting was stronger in the 2000 third quarter, particularly in the IPO market. IPOs in the U.S. raised $18 billion in the quarter, almost 50% higher than the third quarter of 1999. In the first nine months of 2000, initial public offerings have already raised more than the full-year record set in 1999.

Merger and acquisition activity was more balanced among industry sectors in the third quarter, as the focus shifted away from the technology sector. Global announced merger and acquisition volume was $792 billion, slightly higher than both the third quarter of 1999 and the second quarter of 2000, according to Thomson Financial Securities Data. In the U.S., announced merger volume was $521 billion, up from $338 billion in the third quarter of 1999, and $315 billion in the second quarter of 2000. Consolidation in the financial services sector and an increased level of purchases of U.S. companies by European acquirers contributed to the strong quarter.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in its competitive environment, for alignment with its long-term strategic objectives. Maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, growing fee-based revenues, and expanding strategically, all contribute to mitigating the effects of market volatility on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED                 % INC. (DEC.)
                                                        ----------------------------------             3Q00 VERSUS
                                                        SEPT. 29,      JUNE 30,   SEPT. 24,           ----------------
(dollars in millions, except per share amounts)             2000          2000        1999            2Q00       3Q99
----------------------------------------------------------------------------------------------------------------------

Total revenues                                          $ 10,853       $11,050    $  8,497              (2)%       28 %
Net revenues                                               6,149         6,846       5,352             (10)        15
Pre-tax earnings                                           1,311         1,413         904              (7)        45
Net earnings                                                 885           921         579              (4)        53
Net earnings applicable to common stockholders               875           912         571              (4)        53
Earnings per common share
  Basic                                                     1.09          1.15        0.75              (5)        45
  Diluted                                                   0.94          1.01        0.67              (7)        40
Annualized return on average common
  stockholders' equity                                      21.6 %        24.4 %      20.2 %
Pre-tax profit margin                                       21.3          20.6        16.9

-----------------------------------------------------------------------------------------------------------------------

Merrill Lynch's net earnings were $885 million for the 2000 third quarter, up 53% from the $579 million earned in the same quarter a year ago. Earnings per common share were $1.09 basic and $0.94 diluted, compared with $0.75 basic and $0.67 diluted in the 1999 third quarter.

Net revenues were $6.1 billion, up 15% from the 1999 third quarter with record asset management and portfolio service fees and strong revenues from commissions and net interest.

The pre-tax profit margin for the quarter was 21.3%, up significantly from the 16.9% achieved in the 1999 third quarter. Annualized return on average common equity was 21.6%, compared with 20.2% in the third quarter of 1999.

Net earnings for the first nine months of 2000 reached a record $2.9 billion, 53% higher than the corresponding 1999 period. The associated pre-tax margin of 21.5% is the highest for the first nine months of any year since 1993. Year-to-date earnings per common share were $3.63 basic and $3.18 diluted, compared with $2.49 basic and $2.19 diluted in the comparable period a year ago. Annualized return on average common equity was approximately 25.9% for the nine-month period, up from 23.5% in the same period last year.

Commissions revenues are summarized as follows:

--------------------------------------------------------------------------------------------------------------------

                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                   ---------------------                     ------------------------
                                   SEPT. 29,    SEPT. 24,       %            SEPT. 29,       SEPT. 24,       %
(in millions)                          2000         1999     INC.(DEC.)          2000            1999     INC.(DEC.)
--------------------------------------------------------------------------------------------------------------------

Listed and over-the-counter          $  901       $  807        12 %           $3,069          $2,611        18 %
Mutual funds                            518          422        23              1,704           1,374        24
Other                                   205          215        (5)               658             628         5
                                     ------       ------                       ------          ------
Total                                $1,624       $1,444        12             $5,431          $4,613        18
                                     ======       ======                       ======          ======
--------------------------------------------------------------------------------------------------------------------

Commissions revenues were $1.6 billion, up 12% from the 1999 third quarter, driven by increased trading of listed securities on exchanges outside the U.S. and higher mutual fund sales.

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

--------------------------------------------------------------------------------------------------------------------------
                                          PRINCIPAL TRANSACTIONS           NET INTEREST                   NET TRADING
                                                 REVENUES                    REVENUES                       REVENUES
                                        -----------------------      ----------------------         ----------------------
                                        Sept. 29,      Sept. 24,     Sept. 29,     Sept. 24,        Sept. 29,     Sept. 24,
(in millions)                               2000           1999          2000          1999             2000          1999
--------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
Equities and equity derivatives           $  594         $  504         $  53         $  66           $  647        $  570
Debt and debt derivatives                    566            626            95            50              661           676
                                          ------         ------         -----         -----           ------        ------
Total                                     $1,160         $1,130         $ 148         $ 116           $1,308        $1,246
                                          ======         ======         =====         =====           ======        ======
NINE MONTHS ENDED
Equities and equity derivatives           $2,929         $1,791         $ 252         $ 221           $3,181        $2,012
Debt and debt derivatives                  1,817          2,040           271           129            2,088         2,169
                                          ------         ------         -----         -----           ------        ------
Total                                     $4,746         $3,831         $ 523         $ 350           $5,269        $4,181
                                          ======         ======         =====         =====           ======        ======
--------------------------------------------------------------------------------------------------------------------------

Net trading revenues were $1.3 billion, up 5% from $1.2 billion in the 1999 third quarter, primarily as a result of higher revenues from equities.

Equities and equity derivatives net trading revenues were $647 million, up 14% from the third quarter of 1999, primarily driven by an increase in U.S. and international equities trading.

Debt and debt derivatives net trading revenues decreased 2% from the 1999 third quarter to $661 million due to lower trading revenues from sovereign debt and mortgages.

Investment banking revenues were $858 million in the third quarter of 2000, a 10% decline from the strong third quarter a year ago, primarily as a result of lower strategic advisory service revenues associated with merger and acquisition activity.

A summary of Merrill Lynch's investment banking revenues follows:

--------------------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED                               NINE MONTHS ENDED
                                  ---------------------------                      ------------------------
                                  SEPT. 29,          SEPT. 24,       %             SEPT. 29,       SEPT. 24,       %
(in millions)                         2000               1999    INC.(DEC.)            2000            1999     INC.(DEC.)
--------------------------------------------------------------------------------------------------------------------------

Underwriting                         $ 580              $ 566       2 %              $1,923        $1,586          21 %
Strategic advisory services            278                383     (27)                1,018           903          13
                                     -----              -----                        ------        ------
Total                                $ 858              $ 949     (10)               $2,941        $2,489          18
                                     =====              =====                        ======        ======
--------------------------------------------------------------------------------------------------------------------------

Merrill Lynch retained its position as leading underwriter of total debt and equity offerings in the U.S. and global markets during the third quarter of 2000. In addition, Merrill Lynch remained number one in U.S. and global debt underwriting. Merrill Lynch's underwriting market share information based on transaction value follows:

-------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                         --------------------------------------
                                         SEPTEMBER 2000          SEPTEMBER 1999
                                         --------------          --------------
                                         MARKET                  MARKET
                                         SHARE     RANK          SHARE     RANK
-------------------------------------------------------------------------------

U.S. PROCEEDS
      Debt                                 16.0 %     1            16.9 %     1
      Equity                               15.9       2            12.7       2
      Debt and equity                      15.9       1            16.8       1

GLOBAL PROCEEDS
      Debt                                 14.1       1            13.3       1
      Equity                               18.8       2            13.8       2
      Debt and equity                      14.6       1            13.5       1
-------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic advisory services fees declined 27% from the 1999 third quarter to $278 million, primarily as a result of lower fees from mergers and acquisitions, both in the U.S. and Europe. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

----------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                      --------------------------------------------
                                      SEPTEMBER 2000                SEPTEMBER 1999
                                      --------------                --------------
                                      MARKET                        MARKET
                                      SHARE     RANK                SHARE     RANK
----------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
      U.S.                              20.6 %     4                  19.1 %     4
      Global                            18.8       6                  21.9       3

ANNOUNCED TRANSACTIONS
      U.S.                              14.4       4                  21.8       3
      Global                            13.8       5                  32.8       3
----------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.


A summary of asset management and portfolio service fees is as follows:

----------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      ---------------------               ----------------------
                                      SEPT. 29,    SEPT. 24,              SEPT. 29,     SEPT. 24,
(in millions)                             2000         1999     % INC.        2000          1999    % INC.
----------------------------------------------------------------------------------------------------------

Asset management fees                   $  578       $  546        6 %     $1,813         $1,617      12 %
Portfolio service fees                     567          385       47        1,596          1,079      48
Account fees                               127          124        2          395            381       4
Other fees                                 142          128       11          413            374      10
                                        ------       ------                ------         ------
Total                                   $1,414       $1,183       20       $4,217         $3,451      22
                                        ======       ======                ======         ======
----------------------------------------------------------------------------------------------------------

Asset management and portfolio service fees rose 20% from the 1999 third quarter to a new quarterly high of $1.4 billion. Asset management fees increased 6% from a year ago, as a result of the growth in assets under management, which reached $571 billion at quarter end, and a shift in assets from older, lower fee mutual funds to new higher fee mutual funds. Excluding the impact of money transferred to Merrill Lynch bank deposits, assets under management grew 8% from the end of the 1999 third quarter. This growth was attributable to a net inflow of customer assets as well as asset appreciation, partially offset by a reduction in assets under management due to foreign currency translation. Portfolio service fees increased 47% from the comparable period last year, as assets in asset-priced accounts continued to accumulate, driven by growth in Unlimited Advantage (Service Mark) and Merrill Lynch Consults (Registered Trademark). The majority of the revenues associated with these accounts are included in portfolio service fees.

Total assets in Private Client accounts or under management increased $254 billion, or 17% from the end of the 1999 third quarter to $1.8 trillion at September 29, 2000, including $1.6 trillion in Private Client accounts. Assets under management, the majority of which are included in Private Client accounts, totaled $571 billion at the end of the third quarter of 2000, an increase of $18 billion from the end of the 1999 third quarter. The changes in these balances are noted as follows:

----------------------------------------------------------------------------------------------------------
                                                                     NET CHANGES DUE TO
                                                                 ---------------------------
                                                 SEPT. 24,       NET NEW               ASSET     SEPT. 29,
(in billions)                                        1999          MONEY(1)     APPRECIATION         2000
----------------------------------------------------------------------------------------------------------

Total assets in Private Client accounts
  or under management                             $ 1,514          $ 160                $ 94      $ 1,768
Total assets under management                         553             14(2)                4 (3)      571
----------------------------------------------------------------------------------------------------------

1. Includes reinvested dividends.
2. Includes net outflows of $26 billion of retail money market funds to bank deposits at Merrill Lynch's U.S. banks.
3. Includes foreign exchange translation adjustments of $(24) billion.

Other revenues reached a record $318 million, an increase of $196 million from the third quarter of 1999, driven by gains from sales of private equity investments.

Significant components of interest and dividend revenues and interest expense follow:

------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    -----------------------       --------------------------
                                                    SEPT. 29,      SEPT. 24,      SEPT. 29,        SEPT. 24,
(in millions)                                           2000           1999           2000             1999
------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND REVENUES
Resale agreements and securities
   borrowed transactions                             $ 1,936        $ 1,399       $  5,496          $ 4,188
Trading assets                                           901            788          2,521            2,529
Margin lending                                         1,275            704          3,548            2,077
Dividends                                                180            141            632              456
Marketable investment securities and other             1,187            637          2,828            1,845
                                                     -------        -------       --------          -------
Total                                                  5,479          3,669         15,025           11,095
                                                     -------        -------       --------          -------

INTEREST EXPENSE
Repurchase agreements and securities
   loaned transactions                                 1,726          1,224          4,679            3,718
Borrowings, including demand and time deposits         1,961          1,088          4,940            3,310
Trading liabilities                                      401            402          1,259            1,353
Other                                                    616            431          1,812            1,262
                                                     -------        -------       --------          -------
Total                                                  4,704          3,145         12,690            9,643
                                                     -------        -------       --------          -------

NET INTEREST AND DIVIDEND PROFIT                     $   775        $   524       $  2,335          $ 1,452
                                                     =======        =======       ========          =======

------------------------------------------------------------------------------------------------------------

Interest and dividend revenues and expenses are a function of the level and mix of interest-earning assets and interest-bearing liabilities and the prevailing level, term structure, and volatility of interest rates. Net interest and dividend profit was $775 million in the third quarter of 2000, up $251 million from the third quarter a year ago. This increase was due to higher customer-lending balances and changes in asset/liability composition. (For further information on balance sheet composition, see Average Assets and Liabilities.)

Merrill Lynch hedges certain of its long- and short-term borrowings, primarily with interest rate and currency swaps, to better match the interest rate and currency characteristics of the borrowings to the assets funded by borrowing proceeds. The effect of this hedging activity, which is included in "Borrowings" in the previous table, increased/(decreased) interest expense by $48 million and $(69)million for the 2000 and 1999 third quarters, respectively, and by $84 million and $(234) million for the 2000 and 1999 nine months, respectively.

-


Merrill Lynch's non-interest expenses are summarized below:

------------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           --------------------------------------        ---------------------
                                                           SEPT. 29,      JUNE 30,      SEPT. 24,        SEPT. 29,   SEPT. 24,
(in millions)                                                  2000          2000           1999             2000        1999
------------------------------------------------------------------------------------------------------------------------------

Compensation and benefits                                   $ 3,146       $ 3,508        $ 2,783          $10,572     $ 8,363
                                                            -------       -------        -------          -------     -------
Non-interest expenses,
   excluding compensation and benefits:
      Communications and technology                             542           584            487            1,710       1,508
      Occupancy and related depreciation                        250           259            232              762         698
      Advertising and market development                        205           263            191              713         546
      Brokerage, clearing, and exchange fees                    206           233            193              672         563
      Professional fees                                         147           168            145              462         407
      Goodwill amortization                                      52            54             57              162         170
      Other                                                     290           364            360            1,057       1,024
                                                            -------       -------        -------          -------     -------
Total non-interest expenses,
   excluding compensation and benefits                        1,692         1,925          1,665            5,538       4,916
                                                            -------       -------        -------          -------     -------
Total non-interest expenses                                 $ 4,838       $ 5,433        $ 4,448          $16,110     $13,279
                                                            =======       =======        =======          =======     =======

Compensation and benefits
   as a percentage of net revenues                             51.2%         51.2%          52.0%            51.5%       51.4%
Compensation and benefits as a percentage of
   pre-tax earnings before compensation and benefits           70.6          71.3           75.5             70.6        73.6
------------------------------------------------------------------------------------------------------------------------------

Compensation and benefits, the largest expense category, rose 13% from the 1999 third quarter to $3.1 billion as increased profitability led to higher incentive compensation, but these expenses were down 10% from the second quarter of 2000. Compensation and benefits as a percentage of net revenues was 51.2% for the third quarter of 2000, compared with 52.0% in the third quarter of last year and unchanged from the previous quarter. These expenses include $70 million associated with staff reductions in the U.S. private client business during the 2000 third quarter.

Non-interest expenses, excluding compensation and benefits, were virtually unchanged from the 1999 third quarter and were reduced by 12% from the 2000 second quarter. These expenses declined to 27.5% of net revenues for the third quarter of 2000, down from 31.1% for the comparable quarter in 1999. These decreases in the quarter compared with the second quarter of 2000 were across all segments and every business line.

Communications and technology expenses were $542 million, down 7% from the second quarter of 2000, primarily due to lower systems consulting costs, but up 11% from the third quarter of 1999. The increase from the 1999 third quarter is mainly due to higher technology-related depreciation and increased communication costs.

Occupancy and related depreciation expense was $250 million in the third quarter of 2000, slightly lower than the 2000 second quarter and up 8% from the 1999 third quarter.

Advertising and market development expenses declined 22% from the previous quarter to $205 million, due to lower spending on advertising and promotional programs. The 7% increase from the 1999 third quarter is a result of higher sales promotion and travel costs associated with increased business activity.

Brokerage, clearing, and exchange fees were $206 million, a decrease of 12% from the second quarter of 2000 due to lower transaction volume, but an increase of 7% year-over-year, partially as a result of increased transaction volume.

Professional fees were $147 million, down 13% from the 2000 second quarter due to reduced legal and consulting fees, and virtually unchanged from a year ago.

Goodwill amortization was $52 million in the third quarter of 2000, virtually unchanged from the second quarter of 2000 and down 9% from the third quarter of 1999. Other expenses were $290 million, 20% lower than the 2000 second quarter and 19% lower than the 1999 third quarter, due to a decline in provisions for various business matters.

The year-to-date effective tax rate was 30.8% for the first nine months of 2000, compared with 31.8% in the corresponding 1999 period.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports the results of its business within three business segments: Corporate and Institutional Client Group ("CICG"), Private Client Group ("PCG"), and Merrill Lynch Investment Managers ("MLIM"). CICG's activities primarily involve providing services to corporate, institutional, and governmental clients throughout the world. PCG provides investment, financing, insurance, tax, and other financial services and products to retail clients globally. MLIM provides investment management services to a wide variety of retail and institutional clients globally. For further information on services provided to clients within these segments, see the 1999 Form 10-K and the 1999 Annual Report included as an exhibit thereto.

Certain MLIM and CICG products are distributed by PCG distribution networks, and to a more limited extent, certain MLIM products are distributed through the distribution capabilities of CICG. Expenses and revenues associated with these intersegment activities are recognized in each segment and eliminated at the corporate level.

--------------------------------------------------------------------------------
CORPORATE AND INSTITUTIONAL CLIENT GROUP
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                             ---------------------------            --------------------------
                             SEPT. 29,         SEPT. 24,            SEPT. 29,        SEPT. 24,
(in millions)                    2000              1999                 2000             1999
----------------------------------------------------------------------------------------------

Net revenues                   $2,762            $2,453               $9,776           $7,403
Pre-tax earnings                  839               622                3,136            2,017
Pre-tax profit margin            30.4%             25.4%                32.1%            27.2%
----------------------------------------------------------------------------------------------

CICG achieved solid results for the quarter in a seasonally slower business environment. Net revenues were $2.8 billion for the quarter, representing a 13% increase from the third quarter of 1999, and pre-tax earnings were $839 million, a 35% increase from the 1999 third quarter. Pre-tax profit margin in the quarter expanded to 30.4%, up 5 percentage points from 25.4% in the third quarter a year ago, while the year-to-date pre-tax margin was 32.1%, up from 27.2% in the first nine months of 1999. CICG posted a strong performance in both equity trading and equity origination, as Merrill Lynch's global market share increased to 18.8% from 13.8% in the third quarter of 1999, according to Thomson Financial Securities Data. Revenues from the strategic advisory business were down compared with the strong 1999 third quarter due to a decline in revenues in the U.S. and Europe. Revenues from the Debt Markets business decreased compared with the third quarter of 1999, due to lower industry-wide debt underwriting activity. Merrill Lynch retained its position as the leading underwriter of total debt and equity securities, both in the U.S. and globally, as well as the #1 position in U.S. and global debt underwriting, according to Thomson Financial Securities Data.

CICG continued to make progress on several strategic initiatives during the quarter. The merger with Herzog, Heine, Geduld, Inc. was completed during the quarter and, as a result of integration, the internalization of Nasdaq orders is increasing. As part of its efforts to build its private equity business, Merrill Lynch launched, with partners, a $300 million venture capital fund to invest primarily in mobile Internet ventures and technologies in Europe and North America. In addition, Merrill Lynch collaborated with other financial firms to create TheMarkets.com, a portal for institutional investors offering equity research, equity new issue information, and news and market data.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                          ---------------------------       --------------------------
                          SEPT. 29,         SEPT. 24,       SEPT. 29,        SEPT. 24,
(in millions)                 2000              1999            2000             1999
--------------------------------------------------------------------------------------

Net revenues                $2,841            $2,455          $9,177           $7,605
Pre-tax earnings               402               279           1,159            1,005
Pre-tax profit margin         14.1%             11.4%           12.6%            13.2%
--------------------------------------------------------------------------------------

Net revenues for PCG were $2.8 billion in the third quarter of 2000, up 16% from $2.5 billion in the 1999 third quarter. In the U.S., net revenues for the third quarter were up 15% from the year ago period, and internationally, net revenues were up 21%. Pre-tax earnings for the quarter were $402 million, an increase of 44% from the 1999 third quarter. The pre-tax margin in the quarter rose to 14.1%, an increase from 11.4% in third quarter of 1999. During the third quarter, actions were taken to realign and strengthen the U.S. private client business, which included both the reallocation and reduction of staff. Third quarter 2000 expenses declined from the preceding quarter, primarily as a result of lower volume-related transaction costs, reduced advertising spending, staff reductions, and other actions taken to generate efficiencies. The overall decrease in expenses is after recording $70 million of compensation and benefits expenses associated with staff reductions.

Approximately 445 new Financial Consultants were added during the quarter, including 400 domestically, and 45 outside the U.S. Producing office managers in the U.S. and Canada are now included in the Financial Consultant headcount.

Total assets in U.S. client accounts remained essentially unchanged from the second quarter at $1.4 trillion, with net new money inflows of $27 billion during the quarter. Outside the U.S., client assets reached $148 billion, with $7 billion of net new money inflows during the 2000 third quarter. Total assets in asset-priced accounts grew 5% from the 2000 second quarter to $218 billion, an increase of 66% from a year ago.

Unlimited Advantage, Merrill Lynch's fee-based, non-discretionary brokerage service continued to grow, with client assets in those accounts reaching $93 billion at the end of the quarter, with $2 billion of net new money during the quarter. Additionally, client assets in ML Direct, the online investing service for self-directed investors, grew 15% during the quarter to $3.1 billion. Over 735,000 clients now have on-line access to their accounts through ML Online and ML Direct, as more than 70,000 accounts were activated for online servicing during the third quarter.

In June of 2000, Merrill Lynch began to redirect cash inflows from certain Cash Management Accounts ("CMA") and other types of accounts from taxable money market funds which are included in assets under management, to bank deposits at Merrill Lynch banks. As a result, U.S. bank deposits included in Demand and time deposits on the consolidated balance sheet grew to $38 billion from $5 billion at the end of the 1999 third quarter and $19 billion at the end of the second quarter of 2000.

In April 2000, Merrill Lynch announced a 50/50 joint venture with HSBC to create the first global online banking and investment services company, serving individual customers outside the U.S. The venture currently employs 300 people and is expected to launch in the U.K. this year, and in Canada and Australia over the next few months.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED                NINE MONTHS ENDED
                          ---------------------------       --------------------------
                          SEPT. 29,         SEPT. 24,       SEPT. 29,        SEPT. 24,
(in millions)                 2000              1999            2000             1999
--------------------------------------------------------------------------------------

Net revenues                  $604              $513          $1,810           $1,530
Pre-tax earnings               143                84             374              242
Pre-tax profit margin         23.7%             16.4%           20.7%            15.8%
--------------------------------------------------------------------------------------

Quarterly earnings for MLIM continued their upward trend as MLIM continued to achieve solid investment performance across all product lines. Net revenues and pre-tax earnings were $604 million and $143 million, respectively, in the third quarter of 2000, up 18% and 70% from $513 million and $84 million in the 1999 third quarter. The pre-tax profit margin for the quarter expanded to 23.7%, up from 16.4% in the 1999 third quarter. Assets under management reached $571 billion at the end of the quarter, up 3% from the end of the 1999 third quarter. Excluding the impact of net outflows to Merrill Lynch's U.S. banks, assets under management grew 8% from the same period last year. During the quarter, MLIM had net new money of $1.3 billion.

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

Among U.S. institutions engaged primarily in the global securities business, Merrill Lynch is one of the most highly capitalized, with $16.7 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries at September 29, 2000. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities(Service Mark) ("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $19.9 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

-------------------------------------------------------------------
                                                        ADJUSTED
                                           LEVERAGE     LEVERAGE
                                              RATIO(1)     RATIO(2)
-------------------------------------------------------------------

PERIOD END
September 29, 2000                             19.3x       12.8x
December 31, 1999                              21.0x       13.3x

AVERAGE (3)
Nine months ended September 29, 2000           20.3x       12.9x
Year ended December 31, 1999                   23.0x       14.2x

-------------------------------------------------------------------

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

Commercial paper outstanding totaled $12.1 billion at September 29, 2000 and $24.2 billion at December 31, 1999, which was equal to 3.2% and 7.3% of total assets at September 29, 2000 and year-end 1999, respectively. Outstanding long-term borrowings increased to $66.6 billion at September 29, 2000 from $53.5 billion at December 31, 1999. Major components of the change in long-term borrowings during the first nine months of 2000 follow:

----------------------------------------------
(in billions)
----------------------------------------------
Balance at December 31, 1999            $53.5
Issuances                                26.0
Maturities                              (11.4)
Other, net                               (1.5)
                                        -----
Balance at September 29, 2000 (1)       $66.6
                                        =====
----------------------------------------------

(1) At September 29, 2000, $48.4 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Another source of liquidity is an $8.0 billion committed, senior, unsecured bank credit facility that, at September 29, 2000, was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at September 29, 2000 as follows:

---------------------------------------------------------------------------------------------
                                                             SENIOR           PREFERRED STOCK
                                                              DEBT               AND TOPrS
RATING AGENCY                                               RATINGS               RATINGS
---------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                             AA(Low)             Not Rated
Fitch                                                          AA                   AA-
Moody's Investors Service, Inc.                                Aa3                  aa3
Rating and Investment Information, Inc.                        AA                    A+
Standard & Poor's Rating Service                               AA-                   A
Thomson Financial BankWatch, Inc.                              AA+               Not Rated
---------------------------------------------------------------------------------------------

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

For the first nine months of 2000, average total assets were $366 billion, up 10% from $334 billion for the 1999 fourth quarter. Average total liabilities increased 9% to $348 billion from $319 billion for the 1999 fourth quarter. The major components in the changes in average total assets and liabilities for the first nine months of 2000 as compared with the fourth quarter of 1999 are summarized as follows:

----------------------------------------------------------------------------------------------------
(in millions)                                                     INCREASE (DECREASE)         CHANGE
----------------------------------------------------------------------------------------------------
AVERAGE ASSETS
     Marketable investment securities                                   $ 10,271               138 %
     Customer receivables                                                  8,117                16
     Trading assets                                                        7,655                 7
     Receivables from brokers and dealers                                  5,679                46
     Receivables under resale agreements and securities
       borrowed transactions                                               2,914                 3
     Securities pledged as collateral                                     (3,483)              (26)

AVERAGE LIABILITIES
     Demand and time deposits                                           $ 10,336                63 %
     Long-term borrowings                                                  6,290                12
     Trading liabilities                                                   5,284                 8
     Customer payables                                                     4,104                18
     Commercial paper and other short-term borrowings                      3,948                23
----------------------------------------------------------------------------------------------------

The significant growth in demand and time deposits in the first nine months of 2000 reflects the redirection of cash inflows from certain CMA and other types of accounts from taxable money market funds which are included in assets under management to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in marketable investment securities. Higher trading volume during the first nine months of 2000, as compared with the fourth quarter of 1999, caused an increase in trading assets and liabilities, as well as the average customer receivable and payable balances. Additionally, securities borrowed and securities loaned transactions rose due to increased matched-book activity. In addition to the increase in demand and time deposits and securities loaned transactions, the growth in average assets was funded by increases in commercial paper and long-term borrowings, particularly medium-term notes.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either synthesize ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). At September 29, 2000, Merrill Lynch had derivatives with notionals of approximately $700 million with non-investment grade credit exposure. Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts. At September 29, 2000, Merrill Lynch had derivatives with notionals of approximatley $900 million that hedged non-investment grade credit exposure.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-investment grade trading exposures:

----------------------------------------------------------------------------
                                                SEPT. 29,           DEC. 31,
(in millions)                                       2000               1999
----------------------------------------------------------------------------
Trading assets:
   Cash Instruments                              $ 5,699            $ 5,630
   Derivatives                                     3,109              4,033
Trading liabilities - cash instruments              (962)              (997)
Collateral on derivative assets                   (1,774)            (1,344)
                                                 -------            -------
Net trading asset exposure                       $ 6,072            $ 7,322
                                                 =======            =======
----------------------------------------------------------------------------

Among the trading exposures included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 29, 2000, the carrying value of such debt and equity securities totaled $261 million, of which 98% resulted from Merrill Lynch's market-making activities in such securities. This compared with $133 million at December 31, 1999, of which 89% related to market-making activities. Also included are distressed bank loans with a carrying value totaling $133 million and $86 million at September 29, 2000 and December 31, 1999, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:

--------------------------------------------------------------------------------
                                                     SEPT. 29,          DEC. 31,
(in millions)                                            2000              1999
--------------------------------------------------------------------------------

Marketable investment securities                      $  172             $  58
Investments of insurance subsidiaries                    123               108
Loans (net of allowance for loan losses):
  Bridge loans(1)                                        568                68
  Other loans(2)                                       2,086             1,331
Other investments:
  Partnership interests (3)                            1,298             1,368
  Other equity investments (4)                           291               369
--------------------------------------------------------------------------------

(1) Increases since December 31, 1999 are primarily due to new loans to several telecommunications companies. Subsequent to the end of the third quarter, these loans were reduced by approximately $140 million.
(2) Represents outstanding loans to 131 and 115 companies at September 29, 2000 and December 31, 1999, respectively.
(3) Includes $581 million and $599 million in investments at September 29, 2000 and December 31, 1999, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(4) Includes investments in 71 and 62 enterprises at September 29, 2000 and December 31, 1999, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade counterparties:

-------------------------------------------------------------------------------------
                                                          SEPT. 29,          DEC. 31,
(in millions)                                                 2000              1999
-------------------------------------------------------------------------------------

Additional commitments to invest in partnerships            $  312            $  200
Unutilized revolving lines of credit and other
     lending commitments                                     2,569(1)          2,462
-------------------------------------------------------------------------------------

(1) Subsequent to the end of the third quarter, these commitments were reduced by $66 million.


--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENT
--------------------------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires Merrill Lynch to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If the derivative qualifies for hedge accounting, depending on the nature of the hedge accounting relationship, changes in the fair value of the derivative will either be offset by the change in fair value of the hedged asset, liability, or firm commitment item through earnings, or recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative hedging instrument will be immediately recognized in earnings. Derivatives that do not qualify for hedge accounting must be recorded at fair value, with changes in value reported in earnings. Upon adoption of SFAS No. 133, all existing hedge relationships must be designated anew, with transition adjustments recorded either in earnings or other comprehensive income, as appropriate.

Currently, the majority of Merrill Lynch's derivatives are recognized at fair value in trading assets and liabilities, as they are entered into in a dealing capacity. However, Merrill Lynch also enters into derivatives to hedge its exposures relating to non-trading assets and liabilities, some of which, depending on the nature of the derivative and the related hedged item, are not carried at fair value.

Merrill Lynch will adopt the provisions of SFAS No. 133 on January 1, 2001, and has undertaken initiatives to implement this standard. Merrill Lynch has determined that the new standard will primarily impact the accounting for derivatives used to hedge borrowings. Merrill Lynch currently expects that the majority of its derivatives used to hedge borrowings will qualify for the assumption of "no hedge ineffectiveness" under the criteria detailed in SFAS No. 133, and therefore expects that for these derivatives there will be no net impact on earnings from the adoption of the statement. A smaller population of derivatives that effectively shorten the maturity of floating rate borrowings, or effectively convert the currency of the borrowings, will not qualify for hedge accounting and the fair value of this portfolio will be recorded as a transition adjustment. Derivatives that are embedded in non-trading liabilities will be recorded at fair value with transition adjustments recorded in earnings; these amounts are expected to be offset by the adjustments to record the offsetting derivative instruments related to these liabilities at fair value.

Merrill Lynch is currently evaluating the impact of adoption on earnings; however, the ultimate effect of the new standard on earnings is dependent upon a number of factors including changing market conditions, the Company's funding needs, hedge designation strategies, and actions taken in response to these conditions. Due to the interdependent nature of these variables, and the inability to predict market conditions at year-end, the Company believes that providing a meaningful estimated range of the impact of adopting this standard at year-end 2000 is not possible at this time.

-----------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
-----------------------------------------------------------------------------------------------------------------------
                                                 3RD QTR.     4TH QTR.      1ST QTR.       2ND QTR.      3RD QTR.
                                                    1999         1999          2000           2000          2000
                                                ---------    ---------     ---------      ---------     ---------
CLIENT ASSETS (in billions):
U.S. Client Assets                              $  1,212     $  1,360      $  1,446       $  1,436      $  1,437
Non-U.S. Client Assets                               302          336           346            336           331
                                                --------     --------      --------       --------      --------
Total Assets in Private Client Accounts
 or Under Management                            $  1,514     $  1,696      $  1,792       $  1,772      $  1,768
                                                ========     ========      =========      ========      ========

U.S. BANK DEPOSITS                              $      5     $      6      $      7       $     19      $     38

ASSETS UNDER MANAGEMENT:                        $    553     $    594      $    602       $    585      $    571

Retail                                               291          300           307            283           274
Institutional                                        226          255           253            257           252
Private Accounts                                      36           39            42             45            45

Equity                                               301          333           334            335           330
Fixed-Income                                         108          110           110            111           108
Money Market                                         144          151           158            139           133

U.S.                                                 340          358           364            356           351
Non-U.S.                                             213          236           238            229           220

ASSETS IN ASSET-PRICED ACCOUNTS                 $    131     $    168      $    203       $    208      $    218
-----------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
 Volume (in billions)                           $    108     $     86      $    104       $     90      $    108
 Market Share                                       13.5%        14.0%         11.2%          12.1%         14.6%
U.S. Debt and Equity:
 Volume (in billions)                           $     86     $     67      $     83       $     73      $     73
 Market Share                                       16.8%        16.7%         14.0%          15.3%         15.9%
-----------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
 U.S.                                             48,700       49,700        50,900         52,300        52,700
 Non-U.S.                                         17,900       18,200        18,500         19,200        20,000
                                                --------     --------      --------       --------      --------
 Total                                            66,600       67,900        69,400         71,500        72,700
                                                ========     ========      ========       ========      ========
Financial Consultants and
 Other Investment Professionals                   19,200       19,500        19,900         20,600        21,000
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net Earnings (in millions)                      $    579     $    793      $  1,101       $    921      $    885
Annualized Return on Average
 Common Stockholders' Equity                        20.2%        24.3%         32.4%          24.4%         21.6%
Earnings per Common Share:
 Basic                                          $   0.75     $   1.03      $   1.40       $   1.15      $   1.09
 Diluted                                            0.67         0.91          1.24           1.01          0.94
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (in millions):
Total Assets                                    $314,325     $329,554      $366,388       $356,985      $383,904
Total Stockholders' Equity                        12,276       13,004        14,733         16,014        17,171
Book Value Per Common Share                        15.62        16.49         18.13          19.47         20.70
-----------------------------------------------------------------------------------------------------------------------
SHARE INFORMATION (in thousands):
Weighted-Average Shares Outstanding:
 Basic                                           757,862      760,841       780,220        795,070       805,855
 Diluted                                         855,348      858,122       881,681        904,246       929,048
Common Shares Outstanding                        758,716      762,649       789,057        800,863       809,069
-----------------------------------------------------------------------------------------------------------------------

Note: Certain prior period amounts have been restated to conform to the current period presentation and to reflect the merger with Herzog, Heine, Geduld, Inc., as required under pooling-of-interests accounting.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

ML & Co. issued unregistered common stock in connection with the Herzog, Heine, Geduld, Inc. ("Herzog") merger, as described in ML & Co.'s Form 10-Q for the 2000 second quarter and Note 2 to the Consolidated Financial Statements in this report. Since the filing of the second quarter Form 10-Q, ML & Co. has filed a registration statement under the Securities Act of 1933 to register the resale of the ML & Co. shares by the Herzog shareholders. The registration statement became effective on October 16, 2000.

ITEM 5.  OTHER INFORMATION
         -----------------

The 2001 Annual Meeting of Stockholders will be held at 10:00 a.m. on Friday, April 27, 2001 at the Merrill Lynch & Co., Inc. Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election as a director at such meeting only if proper written notice of such stockholder's intent to make such nomination or nominations, in accordance with the provisions of ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 9, 2001 and no later than March 8, 2001. In addition, in accordance with provisions of ML & Co.'s By-Laws, any stockholder intending to bring any other business before the meeting must provide proper written notice to ML & Co. of the stockholder's intent to do so on or before March 8, 2001. In order to be included in ML & Co.'s proxy statement, stockholder proposals had to be received by ML & Co. at its principal executive offices not later than November 9, 2000.

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

         (10)Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 24, 2000.

         (11)Statement re: computation of per common share earnings

         (12)Statement re: computation of ratios

         (15)Letter re: unaudited interim financial information

         (27)Financial Data Schedule

 (b)     Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by ML & Co. with the Securities and Exchange Commission during the quarterly period covered by this report:

         (i) Current Report dated July 18, 2000 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and six-month periods ended June 30, 2000.

         (ii) Current Report dated August 2, 2000 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of June 30, 2000.

         (iii)Current Report dated August 4, 2000 for the purpose of filing the forms of ML & Co.'s Callable Nasdaq-100(Registered Trademark) Market Index Target-Term Securities(Registered Trademark) due August 3, 2007 and Callable Market Index Target-Term Securities due August 3, 2007 based upon Biotech HOLDRS(Service Mark).

         (iv) Current Report dated September 13, 2000 for the purpose of filing the form of ML & Co.'s Callable Market Index
              Target-Term Securities due September 13, 2007 based upon Broadband HOLDRS.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                MERRILL LYNCH & CO., INC.
                                                --------------------------------
                                                      (Registrant)

Date:  November 13, 2000                    By: /s/ Thomas H. Patrick
                                                --------------------------------
                                                    Thomas H. Patrick
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits

10 Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on July 24, 2000.

11         Statement re: computation of per common share earnings.

12         Statement re: computation of ratios.

15         Letter re: unaudited interim financial information.

27         Financial Data Schedule.