Form 10-Q
period 2001-03-30
MERRILL LYNCH & CO INC
filed 2001-05-11
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            March 30, 2001
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

835,134,179 shares of Common Stock and 4,197,921 Exchangeable Shares as of the close of business on May 4, 2001. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                                                  PART I.  FINANCIAL INFORMATION
                                                  ------------------------------
ITEM 1.  Financial Statements
-----------------------------


                   Merrill Lynch & Co., Inc. and Subsidiaries
                 Consolidated Statements of Earnings (Unaudited)

                                                                             For the Three Months Ended
                                                                   ----------------------------------------------
                                                                    Mar. 30,              Mar. 31,        Percent
(in millions, except per share amounts)                                2001                  2000         Inc. (Dec.)
                                                                   ---------              --------        ----------

Net Revenues
  Commissions                                                        $1,505                $2,160         (30.3)%
  Principal transactions                                              1,740                 2,038         (14.6)
  Investment banking
    Underwriting                                                        629                   670          (6.1)
    Strategic advisory                                                  284                   326         (12.9)
  Asset management and portfolio service fees                         1,379                 1,390          (0.8)
  Other                                                                 164                   249         (34.1)
                                                                     ------                ------

     Subtotal                                                         5,701                 6,833         (16.6)
                                                                     ------                ------

  Interest and dividend revenues                                      6,249                 4,473          39.7
  Less interest expense                                               5,524                 3,782          46.1
                                                                     ------                ------

     Net interest profit                                                725                   691           4.9
                                                                     ------                ------
  Total Net Revenues                                                  6,426                 7,524         (14.6)
                                                                     ------                ------

Non-Interest Expenses
  Compensation and benefits                                           3,244                 3,918         (17.2)
  Communications and technology                                         598                   584           2.4
  Occupancy and related depreciation                                    270                   253           6.7
  Advertising and market development                                    208                   245         (15.1)
  Brokerage, clearing, and exchange fees                                235                   233           0.9
  Professional fees                                                     134                   147          (8.8)
  Goodwill amortization                                                  52                    56          (7.1)
  Other                                                                 334                   403         (17.1)
                                                                     ------                ------
  Total Non-Interest Expenses                                         5,075                 5,839         (13.1)
                                                                     ------                ------

Earnings Before Income Taxes and Dividends on
  Preferred Securities Issued by Subsidiaries                         1,351                 1,685         (19.8)

Income tax expense                                                      428                   535         (20.0)

Dividends on preferred securities issued by subsidiaries                 49                    49             -
                                                                     ------                ------

Net Earnings                                                         $  874                $1,101         (20.6)
                                                                     ======                ======

Net Earnings Applicable to Common Stockholders                       $  864                $1,091         (20.8)
                                                                     ======                ======

Earnings  Per Common Share
    Basic                                                            $ 1.04                $ 1.40
                                                                     ======                ======

    Diluted                                                          $ 0.92                $ 1.24
                                                                     ======                ======

Dividend Paid Per Common Share                                       $ 0.16                $ 0.14
                                                                     ======                ======

Average Shares Used in Computing
  Earnings Per Common Share
    Basic                                                             832.2                 780.2
                                                                     ======                ======
    Diluted                                                           938.0                 881.7
                                                                     ======                ======
--------------------------------------------------------------------------------------------------------------------

 See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)

                                                                                                       Mar. 30,             Dec. 29,
(dollars in millions)                                                                                     2001                 2000
------------------------------------------------------------------------------------------            --------             --------
ASSETS

Cash and cash equivalents                                                                             $ 25,696             $ 23,205

Cash and securities segregated for regulatory purposes
  or deposited with clearing organizations                                                               5,628                6,092

Receivables under resale agreements and securities borrowed transactions                               124,138              114,581

Marketable investment securities                                                                        59,621               49,251

Trading assets, at fair value
  Equities and convertible debentures                                                                   22,747               20,232
  Corporate debt and preferred stock                                                                    15,145               17,377
  Contractual agreements                                                                                22,897               20,361
  U.S. Government and agencies                                                                          20,663               17,519
  Mortgages, mortgage-backed, and asset-backed                                                           9,413                8,225
  Non-U.S. governments and agencies                                                                      4,786                5,009
  Municipals and money markets                                                                           3,684                2,791
                                                                                                      --------             --------
                                                                                                        99,335               91,514

Securities pledged as collateral                                                                        12,272                9,097
                                                                                                      --------             --------

Other receivables
  Customers (net of allowance for doubtful accounts of $82 in 2001 and $68 in 2000)                     39,472               41,613
  Brokers and dealers                                                                                   21,383               26,421
  Interest and other                                                                                     7,912                8,879
                                                                                                      --------             --------
                                                                                                        68,767               76,913
                                                                                                      --------             --------

Investments of insurance subsidiaries                                                                    3,996                4,002

Loans, notes, and mortgages (net of allowance for loan losses of $205 in 2001 and $176 in 2000)         17,512               17,472

Other investments                                                                                        4,770                4,938

Equipment and facilities (net of accumulated depreciation and
   amortization of $4,777 in 2001 and $4,658 in 2000)                                                    3,462                3,444

Goodwill (net of accumulated amortization of $751 in 2001 and $720 in 2000)                              4,214                4,407

Other assets                                                                                             2,193                2,284
                                                                                                      --------             --------

Total Assets                                                                                          $431,604             $407,200
                                                                                                      ========             ========


                   Merrill Lynch & Co., Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)

                                                                                                       Mar. 30,             Dec. 29,
(dollars in millions, except per share amount)                                                            2001                 2000
----------------------------------------------------------------------------------------------        --------             --------

LIABILITIES

Payables under repurchase agreements and
  securities loaned transactions                                                                      $103,722             $103,883

Commercial paper and other short-term borrowings                                                        13,084               15,183

Deposits                                                                                                77,929               67,648

Trading liabilities, at fair value
  Contractual agreements                                                                                24,041               21,587
  Equities and convertible debentures                                                                   20,644               18,535
  U.S. Government and agencies                                                                          20,073               14,466
  Non-U.S. governments and agencies                                                                      8,898                7,135
  Corporate debt, municipals and preferred stock                                                         5,415                7,134
                                                                                                      --------             --------
                                                                                                        79,071               68,857
                                                                                                      --------             --------
Other payables
  Customers                                                                                             26,231               24,762
  Brokers and dealers                                                                                   13,508                9,514
  Interest and other                                                                                    18,198               22,204
                                                                                                      --------             --------
                                                                                                        57,937               56,480
                                                                                                      --------             --------

Liabilities of insurance subsidiaries                                                                    3,869                3,908

Long-term borrowings                                                                                    73,345               70,223
                                                                                                      --------             --------

Total Liabilities                                                                                      408,957              386,182
                                                                                                      --------             --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                              2,708                2,714
                                                                                                      --------             --------

STOCKHOLDERS' EQUITY

Preferred Stockholders' Equity (42,500 shares issued, liquidation preference $10,000 per share)            425                  425
                                                                                                      --------             --------

Common Stockholders' Equity
  Shares exchangeable into common stock                                                                     62                   68
  Common stock (par value $1.33 1/3 per share; authorized: 1,000,000,000 shares;
       issued: 2001 and 2000 - 962,533,498 shares)                                                       1,283                1,283
  Paid-in capital                                                                                        4,039                2,843
  Accumulated other comprehensive loss (net of tax)                                                       (287)                (345)
  Retained earnings                                                                                     16,887               16,156
                                                                                                      --------             --------
                                                                                                        21,984               20,005
Less:  Treasury stock, at cost: 2001 -  130,336,130 shares; 2000 - 154,578,945 shares                    1,052                1,273
           Employee stock transactions                                                                   1,418                  853
                                                                                                      --------             --------

Total Common Stockholders' Equity                                                                       19,514               17,879
                                                                                                      --------             --------

Total Stockholders' Equity                                                                              19,939               18,304
                                                                                                      --------             --------

Total Liabilities, Preferred Securities Issued by Subsidiaries,
  and Stockholders' Equity                                                                            $431,604             $407,200
                                                                                                      ========             ========
------------------------------------------------------------------------------------------------------------------------------------




See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                             For the Three Months Ended
                                                                                           -------------------------------
   (dollars in millions)                                                                   Mar. 30,                Mar. 31,
                                                                                              2001                    2000
                                                                                           -------                 -------

   Cash flows from operating activities:
   Net earnings                                                                            $   874                 $ 1,101
   Noncash items included in earnings:
      Depreciation and amortization                                                            217                     193
      Policyholder reserves                                                                     47                      48
      Goodwill amortization                                                                     52                      56
      Amortization of stock-based compensation                                                 158                     119
      Other                                                                                  1,305                     491
   (Increase) decrease in operating assets:
      Trading assets and securities pledged as collateral                                  (10,677)                 (9,062)
      Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                               464                    (228)
      Receivables under resale agreements and securities borrowed transactions              (9,557)                (17,908)
      Customer receivables                                                                   2,131                  (6,119)
      Brokers and dealers receivables                                                        5,038                     249
      Other                                                                                  1,000                    (509)
   Increase (decrease) in operating liabilities:
      Trading liabilities                                                                   10,214                   7,557
      Payables under repurchase agreements and securities loaned transactions                 (161)                 13,948
      Customer payables                                                                      1,469                   2,665
      Brokers and dealers payables                                                           3,994                   1,271
      Other                                                                                 (3,994)                    794
                                                                                           -------                 -------
      Cash provided by (used for) by operating activities                                    2,574                  (5,334)
                                                                                           -------                 -------
   Cash flows from investing activities:
   Proceeds from (payments for):
      Maturities of available-for-sale securities                                            7,300                   1,146
      Sales of available-for-sale securities                                                 4,502                     667
      Purchases of available-for-sale securities                                           (21,689)                 (4,884)
      Maturities of held-to-maturity securities                                                239                   1,550
      Purchases of held-to-maturity securities                                                (249)                 (1,292)
      Loans, notes, and mortgages                                                              (57)                   (244)
      Other investments and other assets                                                      (536)                     89
      Equipment and facilities                                                                (235)                   (230)
                                                                                           -------                 -------
      Cash used for investing activities                                                   (10,725)                 (3,198)
                                                                                           -------                 -------
   Cash flows from financing activities:
   Proceeds from (payments for):
      Commercial paper and other short-term borrowings                                      (2,099)                  3,188
      Deposits                                                                              10,281                     721
      Issuance and resale of long-term borrowings                                           10,884                   8,961
      Maturities and repurchases of long-term borrowings                                    (8,191)                 (5,266)
      Issuance of treasury stock                                                               256                     196
      Other common and preferred stock transactions                                           (346)                     15
      Dividends                                                                               (143)                   (113)
                                                                                           -------                 -------
      Cash provided by financing activities                                                 10,642                   7,702
                                                                                           -------                 -------
   Increase (decrease) in cash and cash equivalents                                          2,491                    (830)

   Cash and cash equivalents, beginning of year                                             23,205                  12,155
                                                                                           -------                 -------
   Cash and cash equivalents, end of period                                                $25,696                 $11,325
                                                                                           =======                 =======

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Income taxes                                                                           $     89                $    142
   Interest                                                                                  5,804                   3,357
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 30, 2001


--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 29, 2000 unaudited Consolidated Balance Sheet was derived from the audited financial statements. The interim consolidated financial statements for the three month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the results of operations have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 29, 2000. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

On the first day of fiscal year 2001, Merrill Lynch adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). On adoption, all existing hedge relationships were designated anew. Merrill Lynch recorded a pre-tax loss of $32 million ($22 million after-tax) in interest expense upon adoption of SFAS No. 133.

SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts ("embedded derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative instrument depends on its intended use and the resulting designation.

The majority of Merrill Lynch's derivatives are recognized at fair value as trading assets and liabilities, as they are entered into in a dealing capacity. As part of its trading activities, Merrill Lynch uses derivatives to facilitate customer transactions, to take proprietary positions and as a means of risk management. The Corporate Risk Management group monitors and manages these risks in accordance with established risk management policies and procedures that include risk tolerance levels. For further information on Merrill Lynch's risk management see the Annual Report on Form 10-K for the year ended December 29, 2000.

As part of its overall risk management strategy, Merrill Lynch uses derivatives to manage its risk exposures arising from non-trading assets and liabilities, some of which, depending on the nature of the derivative and the related hedged item, were not previously carried at fair value. These derivatives are typically designated as fair-value hedges, to manage the interest rate and currency exposure on long-term borrowings and marketable investment securities. These derivatives generally include interest rate and currency swap agreements that are primarily used to convert fixed rate assets and liabilities into U.S. dollar-based floating rate instruments.

The net losses associated with the ineffective portion (the extent to which exact offset is not achieved) of the fair value hedges were $14 million for the three months ended March 30, 2001 and are included in net interest profit on the Consolidated Statement of Earnings.

Merrill Lynch also uses derivatives and foreign-currency-denominated debt to manage its exposure to foreign exchange rate movements related to investments in non-U.S. operations. These derivatives generally include forward exchange contracts and cross currency interest rate swaps.

For the three months ended March 30, 2001, $196 million of net gains related to non-U.S. dollar net investment hedges, which were principally offset by the net losses recorded on these investments, were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.

Merrill Lynch issues long-term obligations whose repayment terms are linked to the performance of equity or other indexes (e.g., S&P 500), baskets of securities, or individual securities. The contingent components of these indexed debt obligations may be embedded derivatives. If the contingent component is determined to be a derivative it is separated from the underlying obligation and carried at fair value. The separated embedded derivative is reported in long-term borrowings on the Consolidated Balance Sheet with the underlying obligation. The embedded derivatives are hedged with derivatives that are carried at fair value.

In addition, Merrill Lynch enters into cash flow hedges to hedge interest rate risk. All of these hedges qualify for the "short-cut method" as defined by SFAS No. 133. As such, no ineffectiveness related to these hedges is reported in earnings.

Derivative instruments are reported on a net-by-counterparty basis on the Consolidated Balance Sheet where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative instruments is set forth below:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------
                                                       Mar. 30, 2001                      Dec. 29, 2000
                                                  -------------------------         -----------------------
                                                   Assets       Liabilities          Assets     Liabilities
                                                  -------       -----------         -------     -----------

Swap agreements                                   $19,798           $20,989         $17,283         $18,819
Forward contracts                                     618               659           1,580           1,335
Options(1)                                          6,931            12,125           6,759          10,587
---------------------------------------- ----------------- ------------------------------------------------

(1) Due to cross product netting under master netting agreements, the majority of the firm's FX options are included in forward contracts.

In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125. Merrill Lynch has adopted those provisions of the statement that are required to be adopted as of December 29, 2000. These provisions relate primarily to the accounting and disclosures for collateral received or pledged in secured borrowing transactions. Other provisions of the statement are not required to be adopted until the second quarter of 2001. These provisions provide new guidance for determining whether a transfer of assets should be accounted for as a sale or a secured borrowing, and also change the accounting for certain securities lending transactions. Under the new provisions, Merrill Lynch is required to recognize on the Consolidated Balance Sheet certain securities lending transactions in which Merrill Lynch acts as securities lender and receives securities (rather than cash) as collateral. Merrill Lynch is currently evaluating the impact of adoption.

--------------------------------------------------------------------------------
Note 2.  Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings at March 30, 2001 and December 29, 2000 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------
                                                            Mar. 30,     Dec. 29,
                                                               2001         2000
                                                           --------      -------

Payables under repurchase agreements
  and securities loaned transactions
   Repurchase agreements                                   $ 94,157     $ 89,901
   Securities loaned transactions                             9,565       13,982
                                                           --------     --------
   Total                                                   $103,722     $103,883
                                                           ========     ========

Commercial paper and other short-term
  borrowings
   Commercial paper                                        $ 10,803     $ 14,022
   Other                                                      2,281        1,161
                                                           --------     --------
   Total                                                   $ 13,084     $ 15,183
                                                           ========     ========

Deposits
   U.S.                                                    $ 66,188     $ 54,887
   Non-U.S.                                                  11,741       12,761
                                                           --------     --------
   Total                                                   $ 77,929     $ 67,648
                                                           ========     ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 3.  Segment Information
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Corporate and Institutional Client Group ("CICG"), the Private Client Group ("PCG") and Merrill Lynch Investment Managers ("MLIM"). Prior period amounts have been restated to conform to the current period presentation. For information on each segment's activities, see the 2000 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:

(dollars in millions)
------------------------------------------------------------------------------------------------
                                                                           Corporate
Three Months Ended                                 CICG       PCG    MLIM      Items (1)   Total
                                               --------  --------  ------  ---------    --------

March 30, 2001

Non-interest revenues                          $  2,957  $  2,274  $  553  $  (83)(2)   $  5,701
Net interest revenue(3)                             288       435      15     (13)(4)        725
                                               --------  --------  ------  ------       --------
Net revenues                                      3,245     2,709     568     (96)         6,426
Non-interest expenses                             2,266     2,354     470     (15)(5)      5,075
                                               --------  --------  ------  ------       --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                       $    979  $    355  $   98  $  (81)      $  1,351
                                               ========  ========  ======  ======       ========

Quarter-end total assets                       $297,463  $127,542  $2,385  $4,214       $431,604
                                               ========  ========  ======  ======       ========

------------------------------------------------------------------------------------------------

                                                                           Corporate
                                                   CICG       PCG    MLIM      Items (1)   Total
                                               --------  --------  ------  ---------    --------
Three Months Ended
March 31, 2000

Non-interest revenues                          $  3,333  $  2,994  $  598  $  (92)(2)   $  6,833
Net interest revenue(3)                             318       389      15     (31)(4)        691
                                               --------  --------  ------  ------       --------
Net revenues                                      3,651     3,383     613    (123)         7,524
Non-interest expenses                             2,442     2,899     510     (12)(5)      5,839
                                               --------  --------  ------  ------       --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                       $  1,209  $    484  $  103  $ (111)      $  1,685
                                               ========  ========  ======  ======       ========

Quarter-end total assets                       $275,541  $ 61,985  $2,621  $4,845       $344,992
                                               ========  ========  ======  ======       ========
------------------------------------------------------------------------------------------------

(1) Including intersegment eliminations.
(2) Represents the elimination of intersegment revenues and, in 2001, 33% of the loss incurred by Merrill Lynch HSBC.
(3) Management views interest income net of interest expense in evaluating results.
(4) Represents Mercury financing costs.
(5) Represents goodwill amortization of $52 million, net of elimination of intersegment expenses of $67 million in 2001 and $56 million and $68 million, respectively, in 2000.

--------------------------------------------------------------------------------
Note 4.  Comprehensive Income
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
-------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                           --------------------------
                                                           Mar. 30,           Mar. 31,
                                                              2001               2000
                                                           -------            -------
Net earnings                                                  $874             $1,101
                                                           -------            -------
Other comprehensive income, net of tax:
  Currency translation adjustment                               38                 (8)
  Net unrealized gain (loss) on investment
    securities available-for-sale                               (1)                10
  Deferred gain on cash flow hedges                             21                  -
                                                           -------            -------
Total other comprehensive income, net of tax                    58                  2
                                                           -------            -------
Comprehensive income                                          $932             $1,103
                                                           =======            =======

--------------------------------------------------------------------------------
Note 5.  Earnings Per Common Share
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

(dollars in millions)
--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                -------------------------
                                                 Mar. 30,       Mar. 31,
                                                    2001           2000
                                                --------       --------

Net earnings                                    $    874       $  1,101
Preferred stock dividends                             10             10
                                                --------       --------
Net earnings applicable to
  common stockholders                           $    864       $  1,091
                                                ========       ========
(shares in thousands)
Weighted-average shares outstanding              832,195        780,220
                                                --------       --------
Effect of dilutive instruments(1)(2):
   Employee stock options                         64,379         61,928
   FCCAAP shares                                  27,688         28,215
   Restricted Units                               13,587         11,162
   ESPP shares                                       105            156
                                                --------       --------
   Dilutive potential common shares              105,759        101,461
                                                 -------        -------
Total weighted-average diluted shares            937,954        881,681
                                                ========       ========
--------------------------------------------------------------------------------
Basic earnings per common share                 $   1.04       $   1.40
Diluted earnings per common share               $   0.92       $   1.24
--------------------------------------------------------------------------------

(1) During the 2001 and 2000 first quarter there were 39 million and 153 thousand instruments, respectively that were considered antidilutive and were not included in the above computations.
(2) See Note 11 to Consolidated Financial Statements in the 2000 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
Note 6.  Commitments, and Other Contingencies
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. As of March 30, 2001, these commitments are not material to the financial condition of Merrill Lynch.

As of March 30, 2001, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period.


--------------------------------------------------------------------------------
Note 7.  Regulatory Requirements
--------------------------------------------------------------------------------

Certain U.S. and non-U.S. subsidiaries are subject to various securities, banking and insurance regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch's principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At March 30, 2001, MLPF&S's regulatory net capital of $3,868 million was 19% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $3,451 million.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 30, 2001, MLI's financial resources were $4,539 million, exceeding the minimum requirement by $695 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 30, 2001, MLGSI's liquid capital of $1,341 million was 226% of its total market and credit risk, and liquid capital in excess of the minimum required was $629 million.

Banking Regulation

Two of the direct subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), an FDIC-insured Utah chartered depository institution, and Merrill Lynch Bank & Trust Co. ("MLB&T"), an FDIC-insured New Jersey chartered depository institution, are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC regulations establishes levels of Risk Based Capital ("RBC") each institution must maintain. RBC is defined as the ratio of (i) Tier 1 capital or Total capital to (ii) risk-weighted assets, as those terms are defined in the FDIC regulations. As of March 30, 2001, MLBUSA had a Tier I RBC ratio of 10.34% and a total RBC ratio of 10.99% and MLB&T had a Tier I RBC ratio of 10.08% and a total RBC ratio of 10.10%. At March 30, 2001 MLBUSA had Tier I capital of $3,066 million and MLB&T had Tier I capital of $1,015 million.

MLBUSA and MLB&T have each entered into a synthetic securitization of specified reference portfolios of asset-backed securities ("ABS") owned by each institution totaling in aggregate up to $20 billion. These ABS are AAA-rated and all are further insured as to principal and interest payments by a AAA-rated insurer. The synthetic securitization has allowed MLBUSA and MLB&T to reduce the credit risk on the respective reference portfolios by means of credit default swaps with a bankruptcy-remote special purpose vehicle ("SPV"). In turn, the SPV has issued a $20 million credit linked note to an unaffiliated buyer. These transactions have resulted in reductions in each institution's risk-weighted assets. MLBUSA has retained a first risk of loss equity tranche in this transaction of $1 million.

As a result of this transaction, MLBUSA has been able to reduce risk-weighted assets by $13,477 million at March 30, 2001, thereby increasing its Tier I and Total RBC ratios by 323 basis points and 344 basis points, respectively. MLB&T has been able to reduce risk-weighted assets by $2,362 million at March 30, 2001, thereby increasing its Tier I and Total RBC ratios by 192 basis points. These structures have not resulted in a material change in the distribution or concentration of risk in the retained portfolio.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 30, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 30, 2001 and March 31, 2000. These financial statements are the responsibility of Merrill Lynch's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Merrill Lynch as of December 29, 2000, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

May 11, 2001
New York, New York

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous uncontrollable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets. While greater volatility may increase risk, it may also increase order flow and revenues in businesses such as trading and brokerage. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility and volumes.

The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions and competition from new entrants as well as established competitors using the Internet or other technology to establish or expand their businesses, and diminishing margins in many mature products and services. The Gramm-Leach-Bliley Act, passed in 1999, which repealed laws that separated commercial banking, investment banking and insurance activities, together with changes to the industry resulting from previous reforms, has increased the number of companies competing for a similar customer base.

In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond its control, affect the operations, performance, business strategy, and results of Merrill Lynch and could cause actual results and experience to differ materially from the expectations and objectives expressed in these statements. These factors include, but are not limited to, the factors listed in the previous two paragraphs, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks detailed in Merrill Lynch's 2000 Form 10-K and in this Form 10-Q.

Merrill Lynch undertakes no responsibility to update or revise any forward-looking statements.


--------------------------------------------------------------------------------
Business Environment
--------------------------------------------------------------------------------

Global financial markets continued to face challenging conditions and a difficult operating environment in the first quarter of 2001. While the equity markets continued to suffer, the debt environment benefited from declining interest rates, precipitated by three rate cuts by the U.S. Federal Reserve Bank in the quarter totaling 150 basis points, and few inflationary pressures.
Global debt underwriting volumes were boosted during the quarter by an increased demand for debt securities, as conservative investors showed a preference for stability.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury note, declined modestly during the quarter to 4.92% from 5.11%. The decline generally resulted from a flight to quality, as investors exercised caution in uncertain equity markets, driving note prices upward. However, the yield on the longer term 30-year Treasury bond remained virtually unchanged from the end of 2000. The Treasury yield curve steepened during the quarter, as investors anticipated both further interest rate cuts and a large paydown of government debt, which stimulated demand for shorter term securities. The U.S. Federal Reserve Bank rate cuts of 150 basis points caused short-term U.S. rates to decline since year-end. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened slightly in the first quarter, as credit quality declined. European and Japanese short- and long-term interest rates declined during the 2001 first quarter.

U.S. equity indices, which experienced increased volatility beginning in the second half of 2000, continued to face sharp declines in 2001, as the market responded to numerous corporate profit warnings. The Nasdaq Composite Index ended the 2001 first quarter down 25.5% for the three-month period and 59.8% from the 2000 first quarter, as technology stocks continued to decline in value. The Dow Jones Industrial Average lost 8.4% during the quarter, and 9.6% from the end of the first quarter of 2000. The S&P 500 fell 12.1% from year-end 2000, and 22.6% from the end of the 2000 first quarter.

As evidenced by the Dow Jones World Index, global equity markets dropped 14.1% during the 2001 first quarter, and 29.0% since the end of the first quarter of 2000, as the downturn in the U.S. economy spread globally. Growth in European markets slowed, though the European Central Bank was the only major bank not to ease interest rates during the quarter. The stock market in Japan, as measured by the Dow Jones Global Index, fell 10% in U.S. dollar terms, and the Bank of Japan announced the adoption of a policy focused on increasing money supply, rather than targeting interest rates. The increased liquidity is intended to ensure that Japanese overnight interbank rates remain at approximately 0%.

Total global stock and debt issuance increased 11% from the year-ago quarter, as investors increased the demand for debt and convertible securities. Global debt underwriting volume increased from $747 billion in the first quarter of 2000 to $921 billion in the first quarter of 2001 according to Thomson Financial Securities Data, as bond issuers took advantage of lower interest rates. However, global equity underwriting volume was down 44% from the first quarter of 2000, as the Initial Public Offering ("IPO") market declined dramatically compared with the first quarter a year ago. In the first quarter of 2001, only 25 companies were brought public in the U.S., compared with 122 in the same period last year.

Merger and acquisition activity dropped sharply in the first quarter of 2001 as a result of economic uncertainty and unfavorable market conditions. Global announced merger and acquisition volume was $455 billion, down 61% from the first quarter of 2000, and down 37% from the fourth quarter of 2000, according to Thomson Financial Securities Data. In the U.S., announced merger and acquisition volume was $212 billion, down 63% and 47% from the first and fourth quarters of 2000, respectively.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in its competitive environment, for alignment with its long-term strategic objectives. Maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based revenues, all contribute to mitigating the effects of market volatility on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

                                             For the Three Months Ended         % Inc. /(Dec.)
                                                                                 1Q01 Versus
                                           -------------------------------      --------------
(dollars in millions,                      Mar. 30,    Dec. 29,    Mar. 31,
except per share amounts)                     2001        2000        2000      4Q00      1Q00
                                           -------     -------     -------      ----      ----

Total revenues                             $11,950     $11,663     $11,306         2%        6%
Net revenues                                 6,426       6,268       7,524         3       (15)
Pre-tax earnings                             1,351       1,308       1,685         3       (20)
Net earnings                                   874         877       1,101         -       (21)
Earnings per common share:
    Basic                                     1.04        1.07        1.40        (3)      (26)
    Diluted                                   0.92        0.93        1.24        (1)      (26)
Annualized return on average common
   stockholders' equity                       18.4 %      20.0%       32.4%
Pre-tax profit margin                         21.0        20.9        22.4
----------------------------------------------------------------------------------------------

Merrill Lynch's net earnings were $874 million for the 2001 first quarter, 21% lower than the record $1.1 billion in the first quarter of 2000, and essentially unchanged from the fourth quarter of last year. Earnings per common share were $1.04 basic and $0.92 diluted, compared with $1.40 basic and $1.24 diluted in the 2000 first quarter, and $1.07 basic and $0.93 diluted in the fourth quarter of 2000.

Net revenues were $6.4 billion, 15% lower than the 2000 first quarter and 3% above the fourth quarter of 2000. Non-compensation expenses were $1.8 billion, 5% lower than the 2000 first quarter.

The pre-tax profit margin for the quarter was 21.0%, compared with 22.4% in the first quarter of 2000 and 20.9% in the 2000 fourth quarter. The first quarter annualized return on average common equity was 18.4%, compared with 32.4% and 20.0% in the first and fourth quarters of 2000, respectively.

--------------------------------------------------------------------------------
Business Segments
--------------------------------------------------------------------------------

Merrill Lynch reports its results in three business segments: Corporate and Institutional Client Group ("CICG"), Private Client Group ("PCG"), and Merrill Lynch Investment Managers ("MLIM"). CICG provides investment banking and capital market services to corporate, institutional, and governmental clients throughout the world. PCG provides wealth management services and products to individuals, small- to mid-size businesses and employee benefit plan clients globally; and MLIM provides investment management services to a wide variety of retail and institutional clients. For further information on services provided to clients within these segments, see the 2000 Form 10-K and the portions of the 2000 Annual Report included as an exhibit thereto.

Certain MLIM and CICG products are distributed by PCG distribution channels, and to a lesser extent, certain MLIM products are distributed through the distribution capabilities of CICG. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities are in place and the results of each segment reflect the agreed upon portion of these activities. The following segment operating results, which exclude certain corporate items, represent the information that is relied upon by management in its decision-making processes. Restatements occur to reflect reallocations of revenues and expenses which result from changes in Merrill Lynch's business strategy and structure.

--------------------------------------------------------------------------------
Corporate and Institutional Client Group
--------------------------------------------------------------------------------

CICG's Results of Operations
--------------------------------------------------------------------------------

                                                    For the Three Months Ended
                                                    --------------------------
                                                     Mar. 30,         Mar. 31,       Percent Change
(dollars in millions)                                  2001              2000         Inc./ (Dec.)
---------------------------------------------------------------------------------------------------

Commissions                                          $  611            $  745              (18)  %
Principal transactions and net interest profit        1,715             1,945              (12)
Investment banking                                      802               782                3
Other revenues                                          117               179              (35)
                                                     ------            ------
    Total net revenues                               $3,245            $3,651              (11)
                                                     ------            ------
Pre-tax earnings                                     $  979            $1,209              (19)
                                                     ------            ------
Pre-tax profit margin                                  30.2%             33.1%
---------------------------------------------------------------------------------------------------

CICG faced difficult market conditions in the 2001 first quarter, characterized by the decline in most global equity markets, a reduction in equity IPOs and secondary offerings, and a sharp drop in merger and acquisition activity. Despite the challenging environment, CICG achieved solid results, including strong debt markets revenues. Net revenues were $3.2 billion for the quarter, compared with $3.7 billion in the first quarter of 2000. CICG's pre-tax earnings were $979 million in the first quarter of 2001, a decline of 19% from the first quarter of 2000. The net impact on pre-tax earnings in the first quarter of 2001 from the energy-trading business was $84 million ($51 million after-tax). This includes the gain on the sale of the majority of the assets of this business. The pre-tax profit margin was 30.2% , compared with 33.1% in the 2000 first quarter.

Client Facilitation and Trading

Commissions

Commissions revenues fell 18% in the first quarter of 2001 to $611 million from $745 million in the first quarter of 2000 partly as a result of a decline in equity trading volume.

Principal transactions and net interest profit

-------------------------------------------------------------------------------------------------
                                               For the Three Months Ended
                                             ------------------------------
                                             Mar. 30,               Mar. 31,       Percent Change
(dollars in millions)                           2001                   2000         Inc. /(Dec.)
                                             -------                -------        --------------

Equities and equity derivatives               $  696                 $1,338              (48)%
Debt and debt derivatives                      1,019                    607               68
                                              ------                 ------
Total                                         $1,715                 $1,945              (12)
-------------------------------------------------------------------------------------------------

Trading of over-the-counter equity, fixed-income, and equity derivative instruments and related hedging and financing activities generates both principal transactions revenues and net interest profit. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch aggregates net interest profit and principal transactions revenues. For financial reporting purposes, realized and unrealized gains and losses on trading positions, including hedges, are recorded in principal transactions revenues and dividends and interest are in net interest revenues. Changes in the composition of trading inventories and hedge positions can cause the recognition of principal transactions and net interest revenues to fluctuate.

Principal transactions and net interest revenues were $1.7 billion in the first quarter of 2001, down 12% from $1.9 billion in the first quarter of 2000. The decrease from the year-ago quarter reflects significantly lower revenues from equities and equity derivatives, partially offset by improved debt markets trading revenues. Net trading revenues from debt and debt derivatives increased 68% to $1.0 billion, benefiting from improved results in derivatives and government bonds as well as the net impact of the energy-trading business. Reduced order flow and spread compression resulting from declining stock prices contributed to a 48% decline in equity trading revenues.

Investment Banking

----------------------------------------------------------------------------------------------
                                               For the Three Months Ended
                                             ------------------------------
                                             Mar. 30,               Mar. 31,    Percent Change
(dollars in millions)                           2001                   2000       Inc. /(Dec.)
                                             -------                -------     --------------

Debt underwriting                               $191                   $ 90            112 %
Equity underwriting                              327                    367            (11)
Strategic advisory services                      284                    325            (13)
                                                ----                   ----
Total                                           $802                   $782              3
----------------------------------------------------------------------------------------------

Underwriting
------------
Underwriting revenues were $518 million, up 13% from the $457 million recorded in the first quarter of 2000, as increased revenues from corporate debt issues more than offset an 11% decline in equity underwriting revenues. Merrill Lynch retained its position as the leading global underwriter of total debt and equity offerings during the first quarter of 2001. Merrill Lynch's underwriting market share information based on transaction value follows:

----------------------------------------------------------------------------------------
                                                     For the Three Months Ended
                                            --------------------------------------------
                                                 Mar. 2001                   Mar. 2000
                                            ----------------             ---------------
                                            Market                       Market
                                             Share      Rank              Share     Rank
                                            ------      ----             ------     ----

Global proceeds
     Debt and equity                          13.0%        1               10.6%       1
     Debt                                     12.8         1               10.7        2
     Equity and equity-linked                 15.2         2                8.4        5
U.S. proceeds
     Debt and equity                          16.2%        1               13.5%       1
     Debt                                     15.8         1               14.3        1
     Equity and equity-linked                 20.0         2                7.7        6
----------------------------------------------------------------------------------------

 Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services fees fell 13% from the first quarter of 2000 to $284 million in the first quarter of 2001 as a result of lower fees from completed merger and acquisition transactions. Global announced merger and acquisition industry volume was down 61% from the first quarter of 2000. Merrill Lynch's merger and acquisition market share information based on transaction values follows:

-----------------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                            ---------------------------------------------
                                                Mar. 2001                    Mar. 2000
                                            -----------------             ---------------
                                            Market                        Market
                                             Share       Rank              Share     Rank
                                            ------       ----             ------     ----

Completed transactions
     Global                                   40.1%         3               28.2%       3
     U.S.                                     52.7          3               13.4        5
Announced transactions
     Global                                   21.0%         2               27.5%       4
     U.S.                                     21.1          4               43.1        3
-----------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues

Other revenues include investment gains and losses and partnership distributions. Other revenues declined 35% to $117 million in the first quarter of 2001 as the result of lower gains on investments.

--------------------------------------------------------------------------------
Private Client Group
--------------------------------------------------------------------------------

PCG's Results of Operations

---------------------------------------------------------------------------------------------------------
                                                          For the Three Months Ended
                                                         ---------------------------
                                                         Mar. 30,            Mar. 31,      Percent Change
(dollars in millions)                                       2001                2000         Inc. /(Dec.)
                                                         -------             -------       --------------
Commissions                                               $  863              $1,402               (38) %
Principal transactions and new issue revenues                417                 627               (33)
Asset management and portfolio service fees                  928                 903                 3
Net interest profit                                          435                 389                12
Other revenues                                                66                  62                 6
                                                          ------              ------
     Total net revenues                                   $2,709              $3,383               (20)
                                                          ------              ------
Pre-tax earnings                                          $  355              $  484               (27)
                                                          ------              ------
Pre-tax profit margin                                       13.1%               14.3%
---------------------------------------------------------------------------------------------------------

First quarter pre-tax earnings for PCG were $355 million, 27% lower than the first quarter of 2000. Lower transaction volumes and a reduction in demand for new equity and mutual fund products adversely impacted net revenues. Net revenues were $2.7 billion, 20% below the first quarter of last year. The 2001 first quarter pre-tax profit margin was 13.1%, compared with 14.3% in the first quarter of 2000. PCG's results were a combination of a relatively strong performance in the United States and weaker results outside the United States. Net revenues in the United States declined 14% from the first quarter of 2000, while, as a result of actions taken in the United States in the second half of 2000 to contain expenses, pre-tax earnings declined only 2% over the same period. Outside the United States, where transaction-related commissions are a higher percentage of revenues than fees and net interest, net revenues declined more sharply compared with the first quarter of last year due to a greater reduction in equity transaction volumes and lower demand for new equity and mutual fund products.

PCG employed approximately 19,400 financial advisors at the end of the first quarter, compared with 19,000 at the end of the 2000 first quarter and 20,200 at year-end 2000. The reduction in the first quarter of 2001 is a result of normal attrition in a difficult business environment, fewer trainee hires, more selective recruiting, and the consolidation or sale of selected Private Client offices.

Commissions

Commissions revenues declined 38% to $863 million from $1.4 billion in the first quarter of 2000, due primarily to a global decline in client transaction volumes, particularly in equities and mutual funds. In addition, as assets have moved from traditional transaction-priced accounts to asset-priced services, there has been a shift in revenue from commissions to portfolio service fees.

Principal  transactions  and new issue revenues

Principal transactions and new issue revenues declined 33% to $417 million in the 2001 first quarter, as trading and new issue volume declined in a less favorable market environment, compared with the first quarter of 2000.

Asset management and portfolio service fees

Asset management and portfolio service fees, which includes asset management fees from taxable money market funds, portfolio service fees, account fees, and other fees, rose 3% to $928 million. The increase was largely due to a rise in portfolio fees, as assets shifted from transaction-priced accounts to asset-priced services, such as Unlimited Advantage(Service Mark) and Merrill Lynch Consults(Registered Trademark).

An analysis of changes in assets in Private Client accounts from March 31, 2000 to March 30, 2001 is detailed below:

---------------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                                   --------------------------------------
                                        Mar. 31,           New              Asset            Mar. 30,
(dollars in billions)                      2000           Money          Depreciation           2001
---------------------------------------------------------------------------------------------------------

Assets in Private Client accounts        $1,573         $  119                 $(307)       $ 1,385
---------------------------------------------------------------------------------------------------------

Total assets in U.S. Private Client accounts declined 12% from the end of the 2000 first quarter to $1.3 trillion, as a result of market devaluations despite net new money inflows of $24 billion in the first quarter of 2001 and $95 billion since the first quarter of 2000. Outside the United States, client assets were $131 billion, with $4 billion of net new money in the 2001 first quarter and $24 billion since the end of the 2000 first quarter. Total assets in asset-priced accounts were $193 billion, compared with $209 billion at the end of 2000.

Net interest profit

Net interest profit was $435 million, up 12% from $389 million in the first quarter of 2000. The increase in net interest profit resulted from growth in deposits and the related investment portfolios at Merrill Lynch's U.S. banks, partially offset by a decline in net interest revenue related to margin loans.

Other revenues

Other revenues, which is primarily comprised of investment gains, increased 6%, from $62 million to $66 million in the first quarter of 2001.

--------------------------------------------------------------------------------
Merrill Lynch Investment Managers
--------------------------------------------------------------------------------

MLIM's Results of Operations
--------------------------------------------------------------------------------

                                        For the Three Months Ended
                                       ----------------------------
                                       Mar. 30,             Mar. 31,       Percent Change
(dollars in millions)                     2001                 2000          Inc. /(Dec.)
                                       -------              -------        --------------
Commissions                               $ 79                 $106                (25) %
Asset management fees                      446                  482                 (7)
Other revenues                              43                   25                 72
                                          ----                 ----
     Total net revenues                   $568                 $613                 (7)
                                          ----                 ----
Pre-tax earnings                          $ 98                 $103                 (5)
                                          ----                 ----
Pre-tax profit margin                     17.3%                16.8%
-----------------------------------------------------------------------------------------

MLIM continued to produce competitive investment performance and to attract net new money during the quarter. However, a 6% drop in assets under management in the 2001 first quarter due to market depreciation and adverse foreign exchange translation negatively impacted financial results. Pre-tax earnings for MLIM were $98 million in the first quarter of 2001, a decline of 5% from the first quarter of 2000. Net revenues declined 7% from the first quarter of last year to $568 million. The pre-tax profit margin grew from 16.8% in the first quarter of 2000 to 17.3% in the first quarter of 2001. MLIM's improved profit margin since the year-ago quarter, despite lower assets under management, reflects a reduction in expenses over the period, including the completion of amortization of employee stock awards related to the Mercury acquisition. In addition, a benefit was realized from the January 2001 outsourcing of U.S. mutual fund accounting.

Commissions

Commissions revenues declined 25% to $79 million due to lower sales of mutual funds in the first quarter of 2001 compared with the first quarter of 2000.

Asset management fees

Asset management fees were $446 million, a decline of 7% from the first quarter of 2000 due to lower performance fees and a decrease in management fees, resulting from the depreciation in assets under management. At the end of the first quarter of 2001, assets under management totaled $525 billion, compared with $602 billion at the end of the 2000 first quarter. MLIM has attracted positive net new money for six consecutive quarters, including $7 billion in the first quarter of 2001, after adjusting for money flows from taxable money market funds to U.S. bank deposits.

MLIM's assets under management include taxable money market funds, the fees for which are incuded in the results of PCG. These funds totaled $64 billion at March 30, 2001. An analysis of changes in assets under management from March 31, 2000 to March 30, 2001 is as follows:

-------------------------------------------------------------------------------------------------------
                                                           Net Changes Due To
                                              --------------------------------------------
                                  Mar. 31,         New         Asset                            Mar. 30,
  (dollars in billions)              2000         Money     Depreciation (1)       Other(2)        2001
-------------------------------------------------------------------------------------------------------
Assets under management             $ 602         $ 36            $ (78)          $ (35)         $ 525
-------------------------------------------------------------------------------------------------------

(1)Includes $(27) billion impact of foreign exchange, primarily due to the decline in value of the British Pound against the U.S. dollar.
(2)Includes reinvested dividends of $9 billion and net outflows of $44 billion of retail money market funds which were transferred to bank deposits at Merrill Lynch's U.S. banks.

Other Revenues

Other revenues increased 72% from the first quarter of 2000 to $43 million in the first quarter of 2001.

--------------------------------------------------------------------------------
Non-Interest Expenses
--------------------------------------------------------------------------------

Merrill Lynch's non-interest expenses are summarized below:
--------------------------------------------------------------------------------

                                                             For the Three Months Ended
                                                           ------------------------------
                                                           Mar. 30,               Mar. 31,
(dollars in millions)                                         2001                   2000
                                                           -------                -------

Compensation and benefits                                  $ 3,244                $ 3,918
                                                           -------                -------
Non-compensation expenses:
      Communications and technology                            598                    584
      Occupancy and related depreciation                       270                    253
      Advertising and market development                       208                    245
      Brokerage, clearing, and exchange fees                   235                    233
      Professional fees                                        134                    147
      Goodwill amortization                                     52                     56
      Other                                                    334                    403
                                                           -------                -------
Total non-compensation expenses                              1,831                  1,921
                                                           -------                -------
Total non-interest expenses                                $ 5,075                $ 5,839
                                                           -------                -------
Compensation and benefits
      as a percentage of net revenues                         50.5%                  52.1%
Non-compensation expenses
      as a percentage of net revenues                         28.5                   25.5
-------------------------------------------------------------------------------------------------------

Compensation and benefits, the largest expense category, decreased 17% from the 2000 first quarter to $3.2 billion as a result of reduced profitability. Compensation and benefits as a percentage of net revenues was 50.5% for the 2001 first quarter, compared with 52.1% in the first quarter of last year and in line with the previous quarter. Non-compensation expenses were 5% lower than the 2000 first quarter, as the result of actions initiated in the second half of 2000 to contain expenses and more effective allocation of resources.

Communications and technology expenses were $598 million, up 2% from the first quarter of 2000 due to higher technology equipment costs.

Occupancy and related depreciation expense was $270 million in the first quarter of 2001, 7% higher than the first quarter of 2000 principally due to increased depreciation expense.

Advertising and market development expenses declined 15% from the 2000 first quarter to $208 million, due to continued lower levels of advertising spending, in line with the second half of 2000.

Brokerage, clearing, and exchange fees were $235 million, approximately equal to the year-ago quarter.

Professional fees decreased 9% to $134 million primarily due to reduced spending on legal and consulting services.

Goodwill amortization was $52 million in the first quarter of 2001, virtually unchanged from the 2000 first quarter. Other expenses were $334 million, 17% lower than the 2000 first quarter due to a decline in provisions.

The effective tax rate was 31.7% for the first quarter of 2001, virtually unchanged from the corresponding period in 2000 and up from the full-year 2000 rate of 30.4%. The increase from the full-year 2000 is a result of a lower percentage of non-U.S. income.

--------------------------------------------------------------------------------
Average Assets and Liabilities
--------------------------------------------------------------------------------

Management continually monitors and evaluates on a daily basis the level and composition of the balance sheet.

For the first three months of 2001, average total assets were $423 billion, up 10% from $385 billion for the 2000 fourth quarter. Average total liabilities increased 10% to $401 billion from $365 billion for the 2000 fourth quarter. The major components in the changes in average total assets and liabilities for the first three months of 2001 as compared with the fourth quarter of 2000 are summarized as follows:

------------------------------------------------------------------------------------------------
(dollars in millions)                                                Increase            Change
------------------------------------------------------------------------------------------------

Average assets
     Marketable investment securities                                 $ 9,718                21%
     Trading assets                                                     4,226                 4
     Receivables under resale agreements and securities
       borrowed transactions                                           13,377                13

Average liabilities
     Deposits                                                         $15,405                27%
     Long-term borrowings                                               3,338                 5
     Customer payables                                                  3,197                11
     Payables under repurchase agreements and
       securities loaned transactions                                  11,719                11
------------------------------------------------------------------------------------------------

The significant growth in deposits in the first three months of 2001 reflects the continued cash inflows from certain CMA(Registered Trade Mark) and other types of accounts from taxable money market funds which are included in assets under management to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used by the U.S. banks to fund the growth in marketable investment securities. Additionally, receivables under resale agreements and securities borrowed transactions rose due to increased matched-book activity.

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

These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 29, 2000.

At March 30, 2001, Merrill Lynch's equity capital was comprised of $19.5 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark) ("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $22.6 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

----------------------------------------------------------------------------------
                                                           Adjusted    Adjusted
                                              Leverage     Leverage    Leverage
                                                 Ratio(1)     Ratio(2)    Ratio(3)
----------------------------------------------------------------------------------

Period-end
March 30, 2001                                   19.1x        13.6x       10.9x
December 29, 2000                                19.4x        13.9x       11.6x

Average (4)
Three months ended March 30, 2001                19.5x        14.0x       11.5x
Year ended December 29, 2000                     19.0x        13.1x       11.7x
----------------------------------------------------------------------------------

(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less receivables under resale agreements and securities borrowed transactions to total stockholders' equity and preferred securities issued by subsidiaries.
(3) Total assets less (a) receivables under resale agreements and securities borrowed transactions and (b) marketable investment securities to total stockholders' equity and preferred securities issued by subsidiaries.
(4) Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Commercial paper outstanding totaled $10.8 billion at March 30, 2001 and $14.0 billion at December 29, 2000, which was 3% of total assets at March 30, 2001 and year-end 2000. Deposits at Merrill Lynch's banking subsidiaries have increased from $67.6 billion at year-end 2000 to $77.9 billion at March 30, 2001, including $66.2 billion at Merrill Lynch's U.S. banks. The U.S. bank deposits were primarily invested in high quality marketable investment securities. Outstanding long-term borrowings increased to $73.3 billion at March 30, 2001 from $70.2 billion at December 29, 2000. Major components of the change in long-term borrowings during the first three months of 2001 follow:

----------------------------------------------
(dollars in billions)
----------------------------------------------

Balance at December 29, 2000            $70.2
Issuances                                10.9
Maturities                               (8.2)
Other, net                                0.4
                                     ---------
Balance at March 30, 2001 (1)           $73.3
                                     =========
----------------------------------------------

(1) At March 30, 2001, $51.6 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Another source of liquidity is a committed, senior, unsecured bank credit facility which at March 30, 2001 totaled $8.0 billion and was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at March 30, 2001 as follows:

---------------------------------------------------------------------------------------------
                                                             Senior           Preferred Stock
                                                              Debt              and TOPrS
Rating Agency                                                Ratings             Ratings
---------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA (Low)             Not Rated
Fitch                                                          AA                   AA-
Moody's Investors Service, Inc.                                Aa3                  aa3
Rating and Investment Information, Inc.                        AA                   A+
Standard & Poor's Rating Service                               AA-                  A
---------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Risk Management
--------------------------------------------------------------------------------

Risk-taking is an integral part of Merrill Lynch's core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks. These risks include market, credit, liquidity, process, and other risks that are material and require comprehensive controls and management. The responsibility and accountability for these risks remain primarily with the individual business units. For a full discussion of Merrill Lynch's risk management, see the Annual Report on Form 10-K for the year ended December 29, 2000.

Market Risk

Value-at-risk ("VaR") is an estimate of the amount that Merrill Lynch's present portfolios could lose with a specified degree of confidence over a given time interval. The VaR for Merrill Lynch's overall portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within Merrill Lynch's portfolios. Merrill Lynch's Corporate Risk Management believes that the tabulated risk measures provide some guidance as to the amount Merrill Lynch could lose in future periods and it works continuously to improve its measurement and the methodology of its VaR. However, like all statistical measures, especially those that rely heavily on historical data, VaR needs to be interpreted with a clear understanding of its assumptions and limitations.

The Merrill Lynch VaR system uses a historical simulation approach to estimate value-at-risk using a 99% confidence level and a two-week holding period for trading and non-trading portfolios. Sensitivities to market risk factors are aggregated and combined with a database of historical biweekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 1% of the time is used as the estimate for the 99% confidence level VaR. The overall total VaR amounts are presented across major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at March 30, 2001 and December 29, 2000 as well as daily average VaR for the three months ended March 30, 2001. Additionally, high and low VaR for the first quarter of 2001 is presented based on an overall aggregate basis.

-----------------------------------------------------------------------------------------------------------
                                                                    Daily
                                       Mar. 30,      Dec. 29,      Average         High           Low
(dollars in millions)                     2001          2000        1Q01           2001          2001
-----------------------------------------------------------------------------------------------------------

Trading value-at-risk(1)
      Interest rate and credit spread     $ 90         $  81          $ 83         $ 95         $  84
      Equity                                50            77            66           78            47
      Commodity                              2             9             6            4             8
      Currency                              13            14            18           13            16
      Volatility                            26            34            40           28            56
                                          ----         -----          ----         ----         -----
                                           181           215           213          218           211
      Diversification benefit              (75)         (116)         (105)         (89)         (123)
                                          ----         -----          ----         ----         -----
      Overall(2)                          $106         $  99          $108         $129         $  88
                                          ====         =====          ====         ====         =====
-----------------------------------------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was $20 million at both March 30, 2001 and December 29, 2000.

During the first quarter of 2001, overall VaR increased slightly as the impact of an increase in interest and credit spread VaR and a decrease in the diversification benefit was substantially offset by decreases in equity and volatility VaR.

Merrill Lynch's energy trading business, for which VaR has severe limitations as a risk measure, has been excluded from the table above. During the first quarter of 2001, Merrill Lynch sold the majority of its energy-trading assets. Although Merrill Lynch entered into a thirty - month non-compete covenant in connection with this asset sale, some energy-trading positions still remain.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

-----------------------------------------------------------------------------
                                                Mar. 30,        Dec. 29,
(dollars in millions)                              2001            2000
-----------------------------------------------------------------------------

Non-trading value-at-risk(1)
      Interest rate and credit spread              $ 79           $ 67
      Currency                                       15             23
      Equity                                         46             47
      Volatility                                     10              3
                                                   ----           ----
                                                    150            140
      Diversification benefit                       (26)           (44)
                                                   ----           ----
Overall                                            $124           $ 96
                                                   ====           ====
-----------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.

Non-Trading VaR increased during the first quarter of 2001 due to higher interest rate and credit spread risk and volatility risk as well as a lower diversification benefit, partially offset by lower currency risk.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrS at March 30, 2001 and December 29, 2000 was $91 million and $138 million, respectively. TOPrS, which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Beginning in 2000, client funds in certain CMA and other types of accounts were redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in high quality marketable investment securities. The overall

VaR for the U.S. banks, driven largely by these securities and based on a 99% confidence interval and a two-week holding period, was $254 million and $191 million at March 30, 2001 and December 29, 2000, respectively.

Credit Risk

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent ("master netting agreements") with each of its derivative counterparties as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure.

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agencies securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $5.0 billion of collateral) of trading derivatives in a gain position by maturity at March 30, 2001. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other credit exposures, which may be material).

-----------------------------------------------------------------------------------------

                           Years to Maturity                          Cross-
Credit                 --------------------------------------------- Maturity
Rating(1)               0-3        3-5        5-7       Over 7       Netting(2)     Total
-----------------------------------------------------------------------------------------

AAA                 $ 2,082     $1,028     $  785       $1,593        $ (706)     $ 4,782
AA+/AA                1,489        626        400          724          (479)       2,760
AA-                   1,981        997        730          958        (1,438)       3,228
A+/A                  2,298        685        283          594          (829)       3,031
A-                    2,959        736        473          771          (525)       4,414
BBB                   1,305        382        247          571          (358)       2,147
BB+                     805         97        141          131          (147)       1,027
Other                   537        257        133          152          (168)         911
                    -------     ------     ------       ------        ------      -------
Total               $13,456     $4,808     $3,192       $5,494       $(4,650)     $22,300
                    =======     ======     ======       ======        ======      =======
-----------------------------------------------------------------------------------------

(1) Represents credit rating agency equivalent of internal credit ratings.
(2) Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

In addition to obtaining collateral, Merrill Lynch attempts to mitigate its default risk on derivatives whenever possible by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms.

--------------------------------------------------------------------------------
Non-Investment Grade Holdings
--------------------------------------------------------------------------------

Non-investment grade holdings and highly leveraged transactions, involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes these risks and, whenever possible, employs strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly-leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract either synthesizes ownership of the underlying security (e.g., long total return swaps) or can potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

--------------------------------------------------------------------------------
Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly-leveraged issuers or counterparties:

---------------------------------------------------------------------
                                                 Mar. 30,     Dec. 29,
(dollars in millions)                               2001         2000
---------------------------------------------------------------------

Trading assets:
   Cash instruments                              $ 4,995      $ 5,227
   Derivatives                                     3,384        3,982
Trading liabilities - cash instruments            (1,270)      (1,087)
Collateral on derivative assets                   (1,446)      (1,796)
                                                 -------      -------
Net trading asset exposure                       $ 5,663      $ 6,326
                                                 =======      =======
---------------------------------------------------------------------

Among the trading exposures included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 30, 2001, the carrying value of such debt and equity securities totaled $57 million, of which 18% resulted from Merrill Lynch's market-making activities in such securities, compared with $43 million at December 29, 2000, of which 64% related to market-making activities. Also included are distressed bank loans with a carrying value totaling $153 million and $122 million at March 30, 2001 and December 29, 2000, respectively.

--------------------------------------------------------------------------------
Non-Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-investment grade non-trading exposures:

--------------------------------------------------------------------------------------
                                                            Mar. 30,           Dec. 29,
(dollars in millions)                                          2001               2000
--------------------------------------------------------------------------------------

Marketable investment securities                              $ 112             $  199
Investments of insurance subsidiaries                           123                136
Loans (net of allowance for loan losses):
  Bridge loans                                                  476                524
  Other loans(1)                                              2,966              2,741
Other investments:
  Partnership interests(2)                                    1,141                993
  Other equity investments(3)                                   185                284
--------------------------------------------------------------------------------------

(1)Represents outstanding loans to 145 and 135 companies at March 30, 2001 and December 29, 2000, respectively.
(2)Includes $632 million and $504 million in investments at March 30, 2001 and December 29, 2000, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3)Includes investments in 80 and 98 enterprises at March 30, 2001 and December 29, 2000, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

---------------------------------------------------------------------------------------------
                                                              Mar. 30,             Dec. 29,
(dollars in millions)                                            2001                 2000
---------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships                $ 354                $ 467
Unutilized revolving lines of credit and other
     lending commitments                                        3,455                3,664
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
New Accounting Pronouncement
--------------------------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125. Merrill Lynch has adopted those provisions of the statement that are required to be adopted as of December 29, 2000. These provisions relate primarily to the accounting and disclosures for collateral received or pledged in secured borrowing transactions. Other provisions of the statement are not required to be adopted until the second quarter of 2001. These provisions provide new guidance for determining whether a transfer of assets should be accounted for as a sale or a secured borrowing, and also change the accounting for certain securities lending transactions. Under the new provisions, Merrill Lynch will be required to recognize on the Consolidated Balance Sheet securities lending transactions in which Merrill Lynch as securities lender receives securities (rather than cash) as collateral. Merrill Lynch is currently evaluating the impact of adoption.

--------------------------------------------------------------------------------
Statistical Data
--------------------------------------------------------------------------------
                                               1st Qtr.         2nd Qtr.         3rd Qtr.       4th Qtr.        1st Qtr.
                                                  2000             2000             2000           2000            2001
                                              --------          --------         --------       --------        --------
Client Assets (dollars in billions):
Private Client
  U.S.                                        $  1,424          $  1,415         $  1,417       $  1,337        $  1,254
  Non-U.S.                                         149               146              148            140             131
                                              --------          --------         --------       --------        --------
Total Private Client                             1,573             1,561            1,565          1,477           1,385
MLIM direct sales (1)                              219               211              203            204             179
                                              --------          --------         --------       --------        --------

Total client assets                           $  1,792          $  1,772         $  1,768       $  1,681        $  1,564
                                              ========          ========         ========       ========        ========

Assets in Asset-Priced Accounts               $    203          $    208         $    220       $    209        $    193

Assets Under Management:

Retail                                        $    307          $    283         $    274       $    250        $    233
Institutional                                      253               257              252            262             250
Private investors                                   42                45               45             45              42

Equity                                             341               343              337            321             282
Fixed-income                                       103               104              101            108             118
Money market                                       158               138              133            128             125

U.S.                                               364               356              351            333             319
Non-U.S.                                           238               229              220            224             206

U.S. Bank Deposits                            $      7          $     19         $     38       $     55        $     66
------------------------------------------------------------------------------------------------------------------------
Underwriting:
Global Debt and Equity:
  Volume (dollars in billions)                $     96          $     92         $    108       $     76        $    132
  Market share                                    10.6%             12.1%            13.8%          11.8%           13.0%
U.S. debt and equity:
  Volume (dollars in billions)                $     79          $     69         $     77       $     55        $    112
  Market share                                    13.5%             14.2%            14.7%          12.6%           16.2%
------------------------------------------------------------------------------------------------------------------------
Full-Time Employees:
  U.S.                                          50,900            52,300           52,700         51,800          50,400
  Non-U.S.                                      18,500            19,200           20,000         20,200          19,900
  Total                                       --------          --------         --------       --------        --------
                                                69,400            71,500           72,700         72,000          70,300
                                              ========          ========         ========       ========        ========
Financial advisors and
   other investment professionals               19,900            20,600           21,000         21,200          20,400
------------------------------------------------------------------------------------------------------------------------
Income Statement:
Net earnings (dollars in millions)            $  1,101          $    921         $    885       $    877        $    874
Annualized return on average
  common stockholders' equity                     32.4%             24.4%            21.6%          20.0%           18.4%
Earnings per common share:
  Basic                                       $   1.40          $   1.15         $   1.09       $   1.07        $   1.04
  Diluted                                         1.24              1.01             0.94           0.93            0.92
------------------------------------------------------------------------------------------------------------------------
Balance Sheet (dollars in millions):
Total assets                                  $344,992          $334,875         $361,691       $407,200        $431,604
Total stockholders' equity                    $ 14,733          $ 16,014         $ 17,171       $ 18,304        $ 19,939
Book value per common share                   $  18.13          $  19.47         $  20.70       $  21.95        $  23.28
Share Information (in thousands):
Weighted-average shares outstanding:
  Basic                                        780,220           795,070          805,855        811,943         832,195
  Diluted                                      881,681           904,246          929,048        930,688         937,954
Common shares outstanding                      789,057           800,863          809,069        814,572         838,389
------------------------------------------------------------------------------------------------------------------------

(1) Reflects funds managed by MLIM not sold through Private Client channels.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
On April 27, 2001, ML & Co. held its Annual Meeting of Stockholders, at which 84.4% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of three directors to the Board of Directors to hold office for a term of three years;
(ii) a proposal to amend ML & Co.'s certificate of incorporation to increase the authorized shares of common stock from 1,000,000,000 to 3,000,000,000; (iii) a proposal to amend ML & Co.'s employee stock purchase plan to increase the number of shares of common stock available under the plan by 25,000,000 for a total of 125,600,000 shares; and (iv) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all three nominees to the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for or withheld from the election of directors were as follows: David H. Komansky received 698,451,092 votes in favor and 6,010,492 votes were withheld; Robert P. Luciano received 698,759,648 votes in favor and 5,701,936 votes were withheld; and David K. Newbigging received 698,564,387 votes in favor and 5,897,197 votes were withheld.

The stockholders approved the proposal to amend the certificate of incorporation to increase the authorized shares of common stock. The votes cast for and against, as well as the number of abstentions for this proposal were as follows:
588,488,443 votes in favor, 112,461,876 votes against, and 3,511,265 shares abstained.

The stockholders approved the proposal to amend the employee stock purchase plan to increase the number of shares of common stock available under the plan. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 646,050,682 votes in favor, 54,702,585 votes against, and 3,708,317 shares abstained.

The stockholders did not approve the stockholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows: 157,609,479 votes in favor, 395,421,760 votes against, 7,719,191 shares abstained, and 143,711,154 shares represented broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)      Exhibits

         (3)(i) ML & Co.'s Restated Certificate of Incorporation effective as of May 3, 2001

           (ii)       ML & Co.'s By-Laws effective as of April 27, 2001

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

         (10) Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors, as amended February 16, 2001

         (12)         Statement re: computation of ratios

         (15)         Letter re: unaudited interim financial information

 (b)     Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

               (i) Current Report dated January 18, 2001, for the purpose of furnishing notice of a webcast of a conference call scheduled for January 23, 2001 to review ML & Co.'s operating results.

               (ii) Current  Report dated  January 23, 2001,  for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three months and the year ended December 29, 2000.

               (iii)Current  Report dated  February 28, 2001, for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of December 29, 2000.

               (iv) Current  Report  dated  March 5,  2001,  for the  purpose of furnishing notice of a webcast of a meeting scheduled for March 12, 2001 between ML & Co. management and investors.

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






                                                       MERRILL LYNCH & CO., INC.
                                                    ----------------------------
                                                                    (Registrant)


Date:   May 11, 2001                  By:                /s/   Thomas H. Patrick
                                                    ----------------------------
                                                               Thomas H. Patrick
                                                    Executive Vice President and
                                                         Chief Financial Officer

                                                         INDEX TO EXHIBITS


Exhibits

3   (i)    ML & Co.'s Restated Certificate of Incorporation effective as of
           May 3, 2001

    (ii)   ML & Co.'s By-Laws effective as of April 27, 2001

10         Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock
           Option Plan for Non-Employee Directors, as amended February 16, 2001

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information