Form 10-Q
period 2001-06-29
MERRILL LYNCH & CO INC
filed 2001-08-10
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            June 29, 2001
                                                          -------------
Commission File Number                                    1-7182
                                                          -------------
                            MERRILL LYNCH & CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                 13-2740599
-------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

       4 World Financial Center
       New York, New York                                           10080
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

839,640,110 shares of Common Stock and 4,197,721 Exchangeable Shares as of the close of business on August 3, 2001. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  Financial Statements
-----------------------------
                   Merrill Lynch & Co., Inc. and Subsidiaries
                 Consolidated Statements of Earnings (Unaudited)

                                                               For the Three Months Ended
                                                              ----------------------------
                                                              Jun. 29,             Jun. 30,     Percent
(in millions, except per share amounts)                          2001                 2000      Inc. (Dec.)
                                                              -------              -------      ----------

Net Revenues
  Commissions                                                 $ 1,362              $ 1,647        (17.3)%
  Principal transactions                                          911                1,548        (41.1)
  Investment banking
   Underwriting                                                   662                  734         (9.8)
   Strategic advisory                                             313                  353        (11.3)
  Asset management and portfolio service fees                   1,356                1,413         (4.0)
  Other                                                           153                  282        (45.7)
                                                              -------              -------
    Subtotal                                                    4,757                5,977        (20.4)
                                                              -------              -------

  Interest and dividend revenues                                5,563                5,067          9.8
  Less interest expense                                         4,747                4,204         12.9
                                                              -------              -------
    Net interest profit                                           816                  863         (5.4)
                                                              -------              -------

  Total Net Revenues                                            5,573                6,840        (18.5)
                                                              -------              -------

Non-Interest Expenses
  Compensation and benefits                                     2,977                3,508        (15.1)
  Communications and technology                                   568                  584         (2.7)
  Occupancy and related depreciation                              270                  258          4.7
  Advertising and market development                              202                  263        (23.2)
  Brokerage, clearing, and exchange fees                          243                  233          4.3
  Professional fees                                               151                  168        (10.1)
  Goodwill amortization                                            51                   54         (5.6)
  Other                                                           259                  359        (27.9)
                                                              -------              -------
  Total Non-Interest Expenses                                   4,721                5,427        (13.0)
                                                              -------              -------

Earnings Before Income Taxes and Dividends on
  Preferred Securities Issued by Subsidiaries                     852                1,413        (39.7)

Income tax expense                                                262                  443        (40.9)

Dividends on preferred securities issued by subsidiaries           49                   49            -
                                                              -------              -------

Net Earnings                                                  $   541              $   921        (41.3)
                                                              =======              =======

Net Earnings Applicable to Common Stockholders                $   532              $   912        (41.7)
                                                              =======              =======

Earnings  Per Common Share
    Basic                                                     $  0.63              $  1.15
                                                              =======              =======

    Diluted                                                   $  0.56              $  1.01
                                                              =======              =======

Dividend Paid Per Common Share                                $  0.16              $  0.15
                                                              =======              =======

Average Shares Used in Computing
  Earnings Per Common Share
    Basic                                                       841.4                795.1
                                                              =======              =======
    Diluted                                                     943.8                904.2
                                                              =======              =======
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
                 Consolidated Statements of Earnings (Unaudited)

                                                                For the Six Months Ended
                                                              ----------------------------
                                                              Jun. 29,             Jun. 30,     Percent
(in millions, except per share amounts)                          2001                 2000      Inc. (Dec.)
                                                              -------              -------      ----------

Net Revenues
  Commissions                                                 $ 2,867              $ 3,807        (24.7)%
  Principal transactions                                        2,651                3,586        (26.1)
  Investment banking
   Underwriting                                                 1,291                1,404         (8.0)
   Strategic advisory                                             597                  679        (12.1)
  Asset management and portfolio service fees                   2,735                2,803         (2.4)
  Other                                                           317                  531        (40.3)
                                                              -------              -------
     Subtotal                                                  10,458               12,810        (18.4)
                                                              -------              -------

  Interest and dividend revenues                               11,796                9,533         23.7
  Less interest expense                                        10,271                7,986         28.6
                                                              -------              -------
     Net interest profit                                        1,525                1,547         (1.4)
                                                              -------              -------

  Total Net Revenues                                           11,983               14,357        (16.5)
                                                              -------              -------

Non-Interest Expenses
  Compensation and benefits                                     6,221                7,426        (16.2)
  Communications and technology                                 1,166                1,168         (0.2)
  Occupancy and related depreciation                              540                  511          5.7
  Advertising and market development                              410                  508        (19.3)
  Brokerage, clearing, and exchange fees                          478                  466          2.6
  Professional fees                                               293                  315         (7.0)
  Goodwill amortization                                           103                  110         (6.4)
  Other                                                           569                  755        (24.6)
                                                              -------              -------
  Total Non-Interest Expenses                                   9,780               11,259        (13.1)
                                                              -------              -------

Earnings Before Income Taxes and Dividends on
  Preferred Securities Issued by Subsidiaries                   2,203                3,098        (28.9)

Income tax expense                                                690                  978        (29.4)

Dividends on preferred securities issued by subsidiaries           98                   98            -
                                                              -------              -------

Net Earnings                                                  $ 1,415              $ 2,022        (30.0)
                                                              =======              =======

Net Earnings Applicable to Common Stockholders                $ 1,396              $ 2,003        (30.3)
                                                              =======              =======

Earnings  Per Common Share
    Basic                                                     $  1.67              $  2.54
                                                              =======              =======

    Diluted                                                   $  1.48              $  2.24
                                                              =======              =======

Dividend Paid Per Common Share                                $  0.32              $  0.29
                                                              =======              =======

Average Shares Used in Computing
  Earnings Per Common Share
    Basic                                                       836.8                787.6
                                                              =======              =======
    Diluted                                                     940.9                893.0
                                                              =======              =======
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)


                                                                                                        Jun. 29,         Dec. 29,
(dollars in millions)                                                                                      2001             2000
-----------------------------------------------------------------------------------------------         -------          -------


ASSETS

Cash and cash equivalents                                                                              $ 16,412         $ 23,205

Cash and securities segregated for regulatory purposes
  or deposited with clearing organizations                                                                4,955            6,092

Receivables under resale agreements and securities borrowed transactions                                125,443          114,581

Marketable investment securities                                                                         67,898           49,251

Trading assets, at fair value
  Equities and convertible debentures                                                                    21,811           20,232
  Corporate debt and preferred stock                                                                     17,519           17,377
  Contractual agreements                                                                                 22,637           20,361
  U.S. Government and agencies                                                                           13,677           17,519
  Mortgages, mortgage-backed, and asset-backed                                                            8,693            8,225
  Non-U.S. governments and agencies                                                                       4,549            5,009
  Municipals and money markets                                                                            3,811            2,791
                                                                                                       --------         --------
                                                                                                         92,697           91,514

Securities pledged as collateral                                                                         11,507            9,097
                                                                                                       --------         --------

Securities received as collateral                                                                         3,747                -
                                                                                                       --------         --------

Other receivables
  Customers (net of allowance for doubtful accounts of $85 in 2001 and $68 in 2000)                      41,400           41,613
  Brokers and dealers                                                                                    13,267           26,421
  Interest and other                                                                                      8,353            8,879
                                                                                                       --------         --------
                                                                                                         63,020           76,913
                                                                                                       --------         --------

Investments of insurance subsidiaries                                                                     3,944            4,002

Loans, notes, and mortgages (net of allowance for loan losses of $257 in 2001 and $176 in 2000)          18,986           17,472

Other investments                                                                                         4,958            4,938

Equipment and facilities (net of accumulated depreciation and
   amortization of $4,867 in 2001 and $4,658 in 2000)                                                     3,515            3,444

Goodwill (net of accumulated amortization of $790 in 2001 and $720 in 2000)                               4,095            4,407

Other assets                                                                                              1,894            2,284
                                                                                                       --------         --------

Total Assets                                                                                           $423,071         $407,200
                                                                                                       ========         ========


                   Merrill Lynch & Co., Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)


                                                                                                        Jun. 29,         Dec. 29,
(dollars in millions, except per share amount)                                                             2001             2000
-----------------------------------------------------------------------------------------------         -------          -------

LIABILITIES

Payables under repurchase agreements and
  securities loaned transactions                                                                       $ 91,437         $103,883

Commercial paper and other short-term borrowings                                                          6,855           15,183

Deposits                                                                                                 79,431           67,648

Trading liabilities, at fair value
  Contractual agreements                                                                                 23,709           21,587
  Equities and convertible debentures                                                                    19,708           18,535
  U.S. Government and agencies                                                                           19,745           14,466
  Non-U.S. governments and agencies                                                                       6,393            7,135
  Corporate debt, municipals and preferred stock                                                          8,793            7,134
                                                                                                       --------         --------
                                                                                                         78,348           68,857
                                                                                                       --------         --------

Obligation to return securities received as collateral                                                    3,747                -
                                                                                                       --------         --------

Other payables
  Customers                                                                                              26,206           24,762
  Brokers and dealers                                                                                    13,336            9,514
  Interest and other                                                                                     16,993           22,204
                                                                                                       --------         --------
                                                                                                         56,535           56,480
                                                                                                       --------         --------

Liabilities of insurance subsidiaries                                                                     3,814            3,908

Long-term borrowings                                                                                     79,506           70,223
                                                                                                       --------         --------

Total Liabilities                                                                                       399,673          386,182
                                                                                                       --------         --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                               2,707            2,714
                                                                                                       --------         --------

STOCKHOLDERS' EQUITY

Preferred Stockholders' Equity (42,500 shares issued, liquidation preference $10,000 per share)             425              425
                                                                                                       --------         --------

Common Stockholders' Equity
  Shares exchangeable into common stock                                                                      62               68
  Common stock (par value $1.33 1/3 per share; authorized: 2001 - 3,000,000,000 shares; 2000
       1,000,000,000 shares; issued: 2001 and 2000 - 962,533,498 shares)                                  1,283            1,283
  Paid-in capital                                                                                         4,198            2,843
  Accumulated other comprehensive loss (net of tax)                                                        (324)            (345)
  Retained earnings                                                                                      17,290           16,156
                                                                                                       --------         --------
                                                                                                         22,509           20,005
Less:  Treasury stock, at cost: 2001 - 124,931,509 shares; 2000 - 154,578,945 shares                      1,000            1,273
       Employee stock transactions                                                                        1,243              853
                                                                                                       --------         --------

Total Common Stockholders' Equity                                                                        20,266           17,879
                                                                                                       --------         --------

Total Stockholders' Equity                                                                               20,691           18,304
                                                                                                       --------         --------

Total Liabilities, Preferred Securities Issued by Subsidiaries,
  and Stockholders' Equity                                                                             $423,071         $407,200
                                                                                                       ========         ========


--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)




                                                                                                        For the Six Months Ended
                                                                                                        ------------------------

(dollars in millions)                                                                                   Jun. 29,         Jun. 30,
                                                                                                           2001             2000
                                                                                                        -------          -------


Cash flows from operating activities:
Net earnings                                                                                            $ 1,415         $  2,022
Noncash items included in earnings:
       Depreciation and amortization                                                                        438              408
       Policyholder reserves                                                                                 93               97
       Goodwill amortization                                                                                103              110
       Amortization of stock-based compensation                                                             335              243
       Other                                                                                              1,360              251
Changes in operating assets and liabilities:
       Trading assets and securities pledged as collateral                                               (3,615)           4,669
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                                                      1,137              (42)
       Receivables under resale agreements and securities borrowed transactions                         (10,862)          (8,838)
       Customer receivables                                                                                 197           (4,835)
       Brokers and dealers receivables                                                                   13,154           (6,512)
       Trading liabilities                                                                                9,491           (3,309)
       Payables under repurchase agreements and securities loaned transactions                          (12,446)          12,241
       Customer payables                                                                                  1,444              465
       Brokers and dealers payables                                                                       3,822           (2,539)
       Other, net                                                                                        (5,139)            (237)
                                                                                                       --------         --------
            Cash provided by (used for) by operating activities                                             927           (5,806)
                                                                                                       --------         --------
Cash flows from investing activities:
Proceeds from (payments for):
       Maturities of available-for-sale securities                                                       15,217            4,575
       Sales of available-for-sale securities                                                             8,804            2,308
       Purchases of available-for-sale securities                                                       (41,964)         (16,036)
       Maturities of held-to-maturity securities                                                            385              464
       Purchases of held-to-maturity securities                                                            (356)            (337)
       Loans, notes, and mortgages                                                                       (1,578)            (960)
       Other investments and other assets                                                                  (287)            (491)
       Equipment and facilities                                                                            (508)            (471)
                                                                                                       --------         --------
            Cash used for investing activities                                                          (20,287)         (10,948)
                                                                                                       --------         --------
Cash flows from financing activities:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                                                  (8,328)          (5,039)
       Deposits                                                                                          11,783           12,300
       Issuance and resale of long-term borrowings                                                       24,812           17,178
       Maturities and repurchases of long-term borrowings                                               (15,469)          (8,396)
       Issuance of treasury stock                                                                           403              413
       Other common and preferred stock transactions                                                       (353)              12
       Dividends                                                                                           (281)            (239)
                                                                                                       --------         --------
            Cash provided by financing activities                                                        12,567           16,229
                                                                                                       --------         --------
Decrease in cash and cash equivalents                                                                    (6,793)            (525)

Cash and cash equivalents, beginning of year                                                             23,205           12,155
                                                                                                       --------         --------
Cash and cash equivalents, end of period                                                               $ 16,412         $ 11,630
                                                                                                       ========         ========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
          Income taxes                                                                                 $    272         $    363
          Interest                                                                                       10,719            7,635
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   Merrill Lynch & Co., Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 29, 2001


--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 29, 2000 unaudited Consolidated Balance Sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and six- month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the consolidated financial statements have been included.

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

New Accounting Pronouncements

On the first day of fiscal year 2001, Merrill Lynch adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). On adoption, all existing hedge relationships were designated anew. Merrill Lynch recorded a pre-tax loss of $32 million ($22 million after-tax) in interest expense upon adoption of SFAS No. 133.

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

As part of its overall risk management strategy, Merrill Lynch uses derivatives to manage its risk exposures arising from non-trading assets and liabilities, some of which, depending on the nature of the derivative and the related hedged item, were not previously carried at fair value. These derivatives are typically designated as fair-value hedges, to manage the interest rate and non-U.S. dollar exposure on long-term borrowings and marketable investment securities. These derivatives generally include interest rate and currency swap agreements that are primarily used to convert fixed rate assets and liabilities into U.S. dollar-based floating rate instruments.

The net gain associated with the ineffective portion (the extent to which exact offset is not achieved) of the fair value hedges was not material for the six months ended June 29, 2001.

Merrill Lynch also uses derivatives and foreign-currency-denominated debt to manage its exposure to foreign exchange rate movements related to investments in non-U.S. operations. These derivatives generally include forward exchange contracts and cross currency interest rate swaps.

For the three and six month periods ended June 29, 2001, $114 million and $310 million, respectively of net gains related to non-U.S. dollar net investment hedges, which were principally offset by net losses on these investments, were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.

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

Derivative instruments are reported on a net-by-counterparty basis on the Consolidated Balance Sheet where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative instruments is set forth below:


(dollars in millions)
---------------------------------------------------------------------------------------------------
                                        Jun. 29, 2001                        Dec. 29, 2000
                                    -------------------------            --------------------------
                                    Assets        Liabilities            Assets         Liabilities
                                    ------        -----------            --------       -----------
Swap agreements                    $20,521            $21,667            $17,283            $18,819
Forwards and options                 8,430              9,742              8,339             11,922
---------------------------------------------------------------------------------------------------


In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. On April 1, 2001, Merrill Lynch adopted the provisions of this statement that were required to be adopted in the second quarter of 2001. These provisions changed the accounting for certain securities lending transactions. Under the new provisions, when Merrill Lynch acts as the lender in a securities lending agreement and receives securities as collateral that can be pledged or sold, it recognizes on the Consolidated Balance Sheet the securities received as well as an obligation to return the securities lent. Accordingly, Merrill Lynch's accompanying Consolidated Balance Sheet as of June 29, 2001 separately reflects these assets and liabilities.

In July 2001, the Financial Accounting Standards Board released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Merrill Lynch adopted the provisions of SFAS No. 141 on July 1, 2001. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002. The full impact of adoption is yet to be determined, however, annual reported amortization expense related to these assets approximates $200 million.

--------------------------------------------------------------------------------
Note 2.  Short-Term Borrowings
--------------------------------------------------------------------------------

Short-term borrowings at June 29, 2001 and December 29, 2000 are presented below:

(dollars in millions)
------------------------------------------------------------------------------------------
                                                              Jun. 29,             Dec. 29,
                                                                 2001                 2000
                                                              -------             --------

Payables under repurchase agreements
  and securities loaned transactions
   Repurchase agreements                                      $82,070             $ 89,901
   Securities loaned transactions                               9,367               13,982
                                                              -------             --------
   Total                                                      $91,437             $103,883
                                                              =======             ========

Commercial paper and other short-term
  borrowings
   Commercial paper                                           $ 5,467             $ 14,022
   Other                                                        1,388                1,161
                                                              -------             --------
   Total                                                      $ 6,855             $ 15,183
                                                              =======             ========

Deposits
   U.S.                                                       $66,928             $ 54,887
   Non-U.S.                                                    12,503               12,761
                                                              -------             --------
   Total                                                      $79,431             $ 67,648
                                                              =======             ========

------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 3.  Segment Information
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Corporate and Institutional Client Group ("CICG"), the Private Client Group ("PCG") and Merrill Lynch Investment Managers ("MLIM"). Prior period amounts have been restated to conform to the current period presentation. For information on each segment's activities, see the portions of the 2000 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:

(dollars in millions)
-------------------------------------------------------------------------------------------
                                                                     Corporate
Three Months Ended                          CICG       PCG    MLIM       Items (1)    Total
                                        --------  --------  ------   ---------     --------
June 29, 2001


Non-interest revenues                   $  2,115  $  2,166  $  544   $     (68)(2) $  4,757
Net interest revenue(3)                      404       409      15         (12)(4)      816
                                        --------  --------  ------   ---------     --------
Net revenues                               2,519     2,575     559         (80)       5,573
Non-interest expenses                      1,985     2,282     453           1 (5)    4,721
                                        --------  --------  ------   ---------     --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $    534  $    293  $  106   $     (81)    $    852
                                        ========  ========  ======   =========     ========

Quarter-end total assets                $289,013  $127,603  $2,360   $   4,095     $423,071
                                        ========  ========  ======   =========     ========

-------------------------------------------------------------------------------------------

                                                                     Corporate
                                            CICG       PCG    MLIM       Items (1)    Total
                                        --------  --------  ------   ---------     --------
Three Months Ended
June 30, 2000

Non-interest revenues                   $  2,838  $  2,593  $  587   $     (41)(2) $  5,977
Net interest revenue(3)                      485       384      19         (25)(4)      863
                                        --------  --------  ------   ---------     --------
Net revenues                               3,323     2,977     606         (66)       6,840
Non-interest expenses                      2,279     2,666     469          13 (5)    5,427
                                        --------  --------  ------   ---------     --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $  1,044  $    311  $  137   $     (79)    $  1,413
                                        ========  ========  ======   =========     ========

Quarter-end total assets                $257,650  $ 70,435  $2,198   $   4,592     $334,875
                                        ========  ========  ======   =========     ========

-------------------------------------------------------------------------------------------

(1) Including intersegment eliminations.
(2) Primarily represents the elimination of intersegment revenues.
(3) Management views interest income net of interest expense in evaluating results.
(4) Represents Mercury financing costs.
(5) Represents goodwill amortization of $51 million and $54 million, net of elimination of intersegment expenses of $50 million and $41 million, for the three months ended June 29, 2001 and June 30, 2000, respectively.

(dollars in millions)
-------------------------------------------------------------------------------------------
                                                                     Corporate
Six Months Ended                            CICG       PCG    MLIM       Items (1)    Total
                                        --------  --------  ------   ---------     --------
June 29, 2001


Non-interest revenues                   $  5,070  $  4,442  $1,097   $    (151)(2) $ 10,458
Net interest revenue(3)                      686       834      31         (26)(4)    1,525
                                        --------  --------  ------   ---------     --------
Net revenues                               5,756     5,276   1,128        (177)      11,983
Non-interest expenses                      4,251     4,624     919         (14)(5)    9,780
                                        --------  --------  ------   ---------     --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $  1,505  $    652  $  209   $    (163)    $  2,203
                                        ========  ========  ======   =========     ========


-------------------------------------------------------------------------------------------
                                                                     Corporate
                                            CICG       PCG    MLIM       Items (1)    Total
                                        --------  --------  ------   ---------     --------
Six Months Ended
June 30, 2000

Non-interest revenues                   $  6,170  $  5,589  $1,184   $    (133)(2) $ 12,810
Net interest revenue(3)                      804       765      34         (56)(4)    1,547
                                        --------  --------  ------   ---------     --------
Net revenues                               6,974     6,354   1,218        (189)      14,357
Non-interest expenses                      4,720     5,559     979           1 (5)   11,259
                                        --------  --------  ------   ---------     --------
Earnings (loss) before income taxes
and dividends on preferred securities
issued by subsidiaries                  $  2,254  $    795  $  239   $    (190)    $  3,098
                                        ========  ========  ======   =========     ========
-------------------------------------------------------------------------------------------

(1) Including intersegment eliminations.
(2) Primarily represents the elimination of intersegment revenues.
(3) Management views interest income net of interest expense in evaluating results.
(4) Represents Mercury financing costs.
(5) Represents goodwill amortization of $103 million and $110 million, net of elimination of intersegment expenses of $117 million and $109 million, for the six months ended June 29, 2001 and June 30, 2000, respectively.

--------------------------------------------------------------------------------
Note 4.  Comprehensive Income
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended           Six Months Ended
                                                         -----------------------       ----------------------
                                                         Jun. 29,        Jun. 30,      Jun. 29,       Jun. 30,
                                                            2001            2000          2001           2000
                                                         -------         -------       -------        -------

Net earnings                                             $   541         $   921       $ 1,415        $ 2,022
                                                         -------         -------       -------        -------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                            (49)            (59)          (11)           (67)
  Net unrealized gain (loss) on investment
    securities available-for-sale                             (6)             47            (7)            57
  Deferred gain on cash flow hedges                           18               -            39              -
                                                         -------         -------       -------        -------
Total other comprehensive income (loss), net of tax          (37)            (12)           21            (10)
                                                         -------         -------       -------        -------
Comprehensive income                                     $   504         $   909       $ 1,436        $ 2,012
                                                         =======         =======       =======        =======
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 5.  Earnings Per Common Share
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended            Six Months Ended
                                                         -----------------------       ----------------------
                                                         Jun. 29,        Jun. 30,      Jun. 29,       Jun. 30,
                                                            2001            2000          2001           2000
                                                         -------         -------       -------        -------

Net earnings                                             $   541         $   921       $ 1,415        $ 2,022
Preferred stock dividends                                      9               9            19             19
                                                         -------         -------       ---------      -------
Net earnings applicable to
  common stockholders                                    $   532         $   912       $ 1,396        $ 2,003
                                                         =======         =======       =======        =======
(shares in thousands)
Weighted-average shares outstanding                      841,394         795,070       836,794        787,645
                                                         -------         -------       -------        -------
Effect of dilutive instruments(1) (2):
   Employee stock options                                 60,058          65,815        62,219         63,872
   FCCAAP shares                                          27,669          29,334        27,679         28,774
   Restricted Units                                       14,671          13,977        14,129         12,569
   ESPP shares                                                44              50            74            103
                                                         -------         -------       -------        -------
   Dilutive potential common shares                      102,442         109,176       104,101        105,318
                                                         -------         -------       -------        -------
Total weighted-average diluted shares                    943,836         904,246       940,895        892,963
                                                         =======         =======       =======        =======
-------------------------------------------------------------------------------------------------------------
Basic earnings per common share                          $  0.63         $  1.15       $  1.67        $  2.54
Diluted earnings per common share                        $  0.56         $  1.01       $  1.48        $  2.24
-------------------------------------------------------------------------------------------------------------

(1) During the 2001 and 2000 second quarter there were 49 million and 807 thousand instruments, respectively, that were considered antidilutive and were not included in the above computations.
(2) See Note 11 to Consolidated Financial Statements in the 2000 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
Note 6.  Commitments, and Other Contingencies
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. As of June 29, 2001, these commitments are not material to the financial condition of Merrill Lynch.

As of June 29, 2001, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period. Refer to Part II - Other Information for additional information on legal proceedings.


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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At June 29, 2001, MLPF&S's regulatory net capital of $3,015 million was 14% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $2,586 million.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 29, 2001, MLI's financial resources were $4,790 million, exceeding the minimum requirement by $990 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 29, 2001, MLGSI's liquid capital of $1,287 million was 235% of its total market and credit risk, and liquid capital in excess of the minimum required was $629 million.

Banking Regulation

Two of the direct subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), an FDIC-insured Utah chartered depository institution, and Merrill Lynch Bank & Trust Co. ("MLB&T"), an FDIC-insured New Jersey chartered depository institution, are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC regulations establishes levels of Risk Based Capital ("RBC") each institution must maintain. RBC is defined as the ratio of (i) Tier 1 capital or Total capital to (ii) risk-weighted assets, as those terms are defined in the FDIC regulations. As of June 29, 2001, MLBUSA had a Tier I RBC ratio of 10.30% and a Total RBC ratio of 10.93% and MLB&T had a Tier I RBC ratio of 14.14% and a Total RBC ratio of 14.16%. At June 29, 2001 MLBUSA had Tier I capital of $3,473 million and MLB&T had Tier I capital of $1,022 million.

MLBUSA and MLB&T have each entered into a synthetic securitization of specified reference portfolios of asset-backed securities ("ABS") owned by each institution totaling in aggregate up to $20 billion. MLBUSA has also entered into a second synthetic securitization of a specified reference portfolio of ABS owned by the institution of up to $20 billion. All the ABS in the reference portfolios are rated AAA and all are further insured as to principal and interest payments by an insurer rated AAA. The synthetic securitizations have allowed MLBUSA and MLB&T to reduce the credit risk on the respective reference portfolios by means of credit default swaps with bankruptcy-remote special purpose vehicles ("SPV"). In turn, each of the SPVs has issued a $20 million credit linked note ($40 million in total) to unaffiliated buyers. These transactions have resulted in reductions in each institution's risk-weighted assets. MLBUSA has retained a first risk of loss equity tranche of $1 million in each of these transactions ($2 million in total).

As a result of these transactions, MLBUSA has been able to reduce risk-weighted assets by $17,805 million at June 29, 2001, thereby increasing its Tier I and Total RBC ratios by 356 basis points and 378 basis points, respectively. MLB&T has been able to reduce risk-weighted assets by $2,090 million at June 29, 2001, thereby increasing its Tier I and Total RBC ratios by 317 and 318 basis points, respectively. These structures have not resulted in a material change in the distribution or concentration of risk in the retained portfolio.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 29, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 29, 2001 and June 30, 2000, and the consolidated statements of cash flows for the six-month periods ended June 29, 2001 and June 30, 2000. These financial statements are the responsibility of Merrill Lynch's management.

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

New York, NY
August 10, 2001

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


--------------------------------------------------------------------------------
Business Environment
--------------------------------------------------------------------------------
Global financial markets continued to face difficult and challenging market environments in the second quarter of 2001, as global economies slowed and corporate earnings declined. During the same period, however, U.S. debt underwriting remained strong, as the U.S. Federal Reserve Bank continued to reduce interest rates in an effort to bring life into the sluggish economy.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, climbed to 5.40% during the quarter, from 4.92% at the end of the 2001 first quarter. The yield on the longer-term 30-year Treasury bond rose to 5.75% during the quarter, from 5.46% at the end of the 2001 first quarter. The U.S. Federal Reserve Bank cut 125 basis points off both the federal funds rate and the discount rate during the 2001 second quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), contracted slightly in the second quarter of 2001.

Despite numerous corporate profit warnings and uncertain market conditions, U.S. equity indices finished the second quarter up from the levels at the end of the first quarter. The Nasdaq Composite Index surged 17.4% in the three-month period, but remained 45.5% below the 2000 second quarter level. The Dow Jones Industrial Average was up 6.3% in the second quarter, but remained virtually unchanged from the end of the second quarter 2000. The S&P 500 advanced 5.5% in the second quarter 2001, but was down 15.8% from the end of the 2000 second quarter.

The Dow Jones World Index rose 1.2% in the second  quarter of 2001,  but slipped
23.8% since the same period a year ago. The stock market in Japan, as measured by the Dow Jones Global Index, rose 2.3% in yen terms during the 2001 second quarter. With the overnight inter-bank rate at essentially 0%, and low consumer spending and exports, the Bank of Japan left its monetary policy unchanged. The economic slowdowns in Germany and France led the European Central Bank to reduce interest rates by a quarter of a percentage point to 4.5%. Emerging markets turned in the best performance of the quarter, including the Mexican stock market, which, aided by the strong peso and a steady stream of foreign direct investments, jumped 24.2% in U.S. dollar terms and 18.7% in peso terms when measured by the Dow Jones Global Index.

Global stock and debt issuance increased 35% from the year-ago quarter. Global debt underwriting volume rose 42% from the year-ago quarter, as issuers took advantage of favorable interest rates. Global equity underwriting volume was up only 3.5% from the weak second quarter of 2000, as the Initial Public Offering ("IPO") market continued to be weak. According to Thomson Financial Securities Data, the number of companies brought public in the first half of 2001 was the lowest in nearly 20 years.

Merger and acquisition activity remained at low levels in the second quarter as a result of economic uncertainty. Both global and U.S. announced merger and acquisition volumes dropped approximately 40% from the second quarter of 2000, but remained virtually unchanged from last quarter, according to Thomson Financial Securities Data.

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



--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                        For the Three Months Ended     For the Six Months Ended
                                        ---------------------------    ------------------------
(dollars in millions,                     Jun. 29,       Jun. 30,        Jun. 29,     Jun. 30,
except per share amounts)                    2001           2000            2001         2000
-----------------------------------------------------------------------------------------------

Total revenues                            $10,320        $11,044         $22,254      $22,343
Net revenues                                5,573          6,840          11,983       14,357
Pre-tax earnings                              852          1,413           2,203        3,098
Net earnings                                  541            921           1,415        2,022
Earnings per common share:
    Basic                                    0.63           1.15            1.67         2.54
    Diluted                                  0.56           1.01            1.48         2.24
Annualized return on average common
   stockholders' equity                      10.7%          24.4%           14.5%        28.2%
Pre-tax profit margin                        15.3           20.7            18.4         21.6
-----------------------------------------------------------------------------------------------

Merrill Lynch's net earnings were $541 million for the 2001 second quarter, 41% lower than the $921 million reported in the second quarter of 2000. Earnings per common share were $0.63 basic and $0.56 diluted, compared with $1.15 basic and $1.01 diluted in the 2000 second quarter.

Net revenues were $5.6 billion, 19% lower than the 2000 second quarter. This decline was primarily due to lower equity trading revenues. Compensation and benefits expenses, which were 53.4% of net revenues, included severance expense of $129 million associated with a reduction of employees. Excluding severance, compensation and benefits expenses were 51.1% of net revenues in the 2001 second quarter, down slightly from 51.3% in last year's second quarter. Severance costs are included in the results of each business segment. Non-compensation expenses were $1.7 billion, 9% lower than the 2000 second quarter. The pre-tax profit margin for the quarter was 15.3%, compared to 20.7% in the 2000 second quarter.

For the first half of 2001, net earnings were $1.4 billion, compared to $2.0 billion for the corresponding period in 2000. Net revenues were $12.0 billion, down 17% from the first six months of 2000. The effect of declining revenues on earnings was limited by a 13% reduction in year-to-date expenses, including a 7% reduction in non-compensation costs. Year-to-date earnings per common share were $1.67 basic and $1.48 diluted, compared with $2.54 basic and $2.24 diluted in the first half of 2000. The pre-tax margin for the first half of 2001 was 18.4%, approximately 3 percentage points lower than the year-ago period. Annualized return on average common stockholder's equity was 14.5% for the first six months of 2001.

Net revenues in June 2001 were particularly weak and without a significant improvement in market conditions, management believes that third quarter 2001 net revenues and earnings will be below the second quarter 2001 levels.

--------------------------------------------------------------------------------
Business Segments
--------------------------------------------------------------------------------

Merrill Lynch reports its results in three business segments: Corporate and Institutional Client Group ("CICG"), Private Client Group ("PCG"), and Merrill Lynch Investment Managers ("MLIM"). CICG provides investment banking and capital market services to corporate, institutional, and governmental clients throughout the world. PCG provides wealth management services and products to individuals, small- to mid-size businesses and employee benefit plans for clients globally. MLIM provides investment management services to a wide variety of retail and institutional clients. For further information on services provided to clients within these segments, see the 2000 Form 10-K and the portions of the 2000 Annual Report included as an exhibit thereto.

Certain MLIM and CICG products are distributed by PCG distribution channels, and to a lesser extent, certain MLIM products are distributed through the distribution capabilities of CICG. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities are in place and the results of each segment reflect the agreed upon portion of these activities. The operating results of the segments exclude certain corporate items and represent the information that is relied upon by management in their decision-making processes. Restatements occur to reflect reallocations of revenues and expenses which result from changes in Merrill Lynch's business strategy and structure.

--------------------------------------------------------------------------------
  Corporate and Institutional Client Group
--------------------------------------------------------------------------------
  CICG's Results of Operations

---------------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended           For the Six Months Ended
                                                  --------------------------           ------------------------
                                                  Jun. 29,    Jun. 30,     % Inc.      Jun. 29,   Jun. 30,     % Inc.
(dollars in millions)                                2001        2000      (Dec.)         2001       2000      (Dec.)
---------------------------------------------------------------------------------------------------------------------

Commissions                                        $  548      $  600         (9)%      $1,159     $1,348        (14)%
Principal transactions and net interest profit        953       1,638        (42)        2,660      3,581        (26)
Investment banking                                    865         878         (1)        1,668      1,660          -
Other revenues                                        153         207        (26)          269        385        (30)
                                                   ------      ------                   ------     ------
    Total net revenues                             $2,519      $3,323        (24)       $5,756     $6,974        (17)
                                                   ------      ------                   ------     ------
Pre-tax earnings                                   $  534      $1,044        (49)       $1,505     $2,254        (33)
                                                   ------      ------                   ------     ------
Pre-tax profit margin                                21.2%       31.4%                    26.1%      32.3%
----------------------------------------------------------------------------------------------------------------------

CICG continued to face a difficult market environment in the second quarter of 2001. Net revenues were $2.5 billion for the quarter, compared to $3.3 billion in the second quarter of 2000. CICG's pre-tax earnings were $534 million in the second quarter of 2001, a decline of 49% from the second quarter of 2000. The pre-tax profit margin was 21.2%, compared to 31.4% in the second quarter of 2000. CICG's results included severance expenses incurred in the 2001 second quarter.

CICG's year-to-date net revenues were $5.8 billion, down 17% from the comparable period a year ago and year-to-date pre-tax earnings were $1.5 billion, down 33% from the record set in the first half of 2000. CICG's year-to-date pre-tax margin was 26.1%, down from 32.3% in the same period last year.

Client Facilitation and Trading

Commissions

Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities and commodities, money market instruments and options.

Commissions revenues fell 9% in the second quarter of 2001 to $548 million from $600 million in the second quarter of 2000, primarily as a result of a decline in equity trading volume. Year-to-date commissions revenues decreased by 14% to $1.2 billion as compared to the record first half of 2000.

Principal transactions and net interest profit

---------------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended           For the Six Months Ended
                                                  --------------------------           ------------------------
                                                  Jun. 29,    Jun. 30,     % Inc.      Jun. 29,   Jun. 30,    % Inc.
(dollars in millions)                                2001        2000      (Dec.)         2001       2000     (Dec.)
---------------------------------------------------------------------------------------------------------------------

Equities and equity derivatives                     $ 438      $1,096        (60)%      $1,127     $2,412       (53)%
Debt and debt derivatives                             515         542         (5)        1,533      1,169        31
                                                    -----      ------                   ------     ------
Total                                               $ 953      $1,638        (42)       $2,660     $3,581       (26)
---------------------------------------------------------------------------------------------------------------------

Principal transactions and net interest profit includes realized and unrealized gains and losses from the purchase and sale of securities in which CICG acts as principal. Changes in the composition of trading inventories and hedge positions can cause the recognition of principal transactions and net interest profit to fluctuate.

Net interest profit is a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with CICG's institutional securities business, and the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views net interest profit and principal transactions in the aggregate.

Principal transactions and net interest profit were $953 million in the second quarter of 2001, down 42% from $1.6 billion in the second quarter of 2000. The decrease from the year-ago quarter primarily reflects significantly lower revenues from equities and equity derivatives. This reduction was driven by significantly lower market volatility and equity valuations and the additional impact of decimalization on trading spreads in the Nasdaq market. Reduced order flow and spread compression resulting from declining stock prices also contributed to the decline in equity trading revenues. Net trading revenues from debt and debt derivatives decreased slightly from the 2000 second quarter.

On a year-to-date basis, principal transactions and net interest revenues were down 26% compared to the first half of 2000, as a significant decrease in equity and equity derivatives revenues more than offset the 31% increase in debt trading revenues. Debt trading revenues benefited from improved results in debt derivatives and sovereign debt trading. Also included in this category is the positive impact of the first quarter 2001 sale of certain energy-trading assets.

Investment Banking

-------------------------------------------------------------------------------------------------------
                                For the Three Months Ended               For the Six Months Ended
                                --------------------------               ------------------------
                                Jun. 29,      Jun. 30,     % Inc.        Jun. 29,    Jun. 30,    % Inc.
(dollars in millions)              2001          2000      (Dec.)           2001        2000     (Dec.)
-------------------------------------------------------------------------------------------------------
Debt underwriting                  $175          $ 86        103%         $  367      $  176       109%
Equity underwriting                 377           440        (14)            704         807       (13)
Strategic advisory services         313           352        (11)            597         677       (12)
                                   ----          ----                     ------      ------
Total                              $865          $878         (1)         $1,668      $1,660         -
-------------------------------------------------------------------------------------------------------

Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity securities as well as loan syndication and commitment fees.

Underwriting revenues in the second quarter of 2001 were $552 million, up 5% from the $526 million recorded in the second quarter of 2000. Sharply higher revenues from corporate debt issuances more than offset a 14% decline in equity underwriting revenues, which resulted from an industry-wide slowdown in equity issuances. Merrill Lynch continued to demonstrate leadership in debt and equity origination, ranking #1 in global debt and #2 in global equity and equity-linked underwriting during the second quarter of 2001. In global debt underwriting, Merrill Lynch benefited from strong leadership positions in Europe and Asia. In equity-linked underwriting, Merrill Lynch's new innovative LYONs products helped sustain a market share of 21.7% in the first six months of 2001.

Year-to-date  underwriting  revenues  increased  9% to $1.1  billion  from  $983 million in the first half of 2000, as a significant increase in debt underwriting revenues more than offset the decrease in equity underwriting revenues. Merrill Lynch maintained leadership in the market by maintaining year-to-date market shares of 12.1% and 15.0% in global debt and global equity and equity-linked underwriting, respectively. Merrill Lynch's underwriting market share information based on transaction value follows:

------------------------------------------------------------------------------------------
                                                       For the Three Months Ended
                                              --------------------------------------------
                                                   Jun. 2001                  Jun. 2000
                                              ------------------          ----------------
                                              Market                      Market
                                               Share        Rank           Share      Rank
                                              ------        ----          ------      ----
Global proceeds
      Debt and equity                           11.9%        1              12.1%       1
      Debt                                      11.5         1              12.1        1
      Equity and equity-linked                  15.1         2              10.9        4
U.S. proceeds
      Debt and equity                           13.8%        1              14.2%       1
      Debt                                      13.6         1              13.6        1
      Equity and equity-linked                  16.3         2              16.0        2
------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.


------------------------------------------------------------------------------------------
                                                       For the Six Months Ended
                                              --------------------------------------------
                                                   Jun. 2001                  Jun. 2000
                                              ------------------          ----------------
                                              Market                      Market
                                               Share        Rank           Share      Rank
                                              ------        ----          ------      ----
Global proceeds
      Debt and equity                           12.2%        1              11.3%       1
      Debt                                      12.1         1              11.4        1
      Equity and equity-linked                  15.0         2               9.4        5
U.S. proceeds
      Debt and equity                           14.8%        1              13.8%       1
      Debt                                      14.6         1              14.0        1
      Equity and equity-linked                  17.7         2              10.5        5
------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $313 million in the second quarter of 2001, down 11% from the second quarter of 2000. Poor securities market conditions continue to have a negative impact on global merger and acquisition activity. In the first half of 2001, Merrill Lynch ranked #2 with a market share of 22.4% in global announced transactions. Merrill Lynch's merger and acquisition market share information based on transaction value follows:


------------------------------------------------------------------------------------------
                                                       For the Three Months Ended
                                              --------------------------------------------
                                                   Jun. 2001                  Jun. 2000
                                              ------------------          ----------------
                                              Market                      Market
                                               Share        Rank           Share      Rank
                                              ------        ----          ------      ----
Completed transactions
      Global                                    23.7%        3              43.5%       3
      U.S.                                      22.1         3              44.1        2

Announced transactions
      Global                                    23.3%        2              22.8%       4
      U.S.                                      19.5         5              25.4        3
------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors

------------------------------------------------------------------------------------------
                                                       For the Six Months Ended
                                              --------------------------------------------
                                                   Jun. 2001                  Jun. 2000
                                              ------------------          ----------------
                                              Market                      Market
                                               Share        Rank           Share      Rank
                                              ------        ----          ------      ----
Completed transactions
      Global                                    32.3%        2              38.7%       3
      U.S.                                      42.5         2              35.8        3

Announced transactions
      Global                                    22.4%        2              25.4%       3
      U.S.                                      21.4         4              36.8        3
------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors

Other Revenues

Other revenues which include investment gains and losses and partnership distributions, declined 26% to $153 million in the second quarter of 2001 and 30% to $269 million in the first six months of 2001 as the result of lower gains on investments.


--------------------------------------------------------------------------------
Private Client Group
--------------------------------------------------------------------------------
PCG's Results of Operations

--------------------------------------------------------------------------------------------------------
                                     For the Three Months Ended          For the Six Months Ended
                                     --------------------------          ------------------------
                                     Jun. 29,     Jun. 30,    % Inc.     Jun. 29,    Jun. 30,    % Inc.
(dollars in millions)                   2001         2000     (Dec.)        2001        2000     (Dec.)
--------------------------------------------------------------------------------------------------------
Commissions                            $ 770       $  978       (21)%     $1,634      $2,370       (31)%
Principal transactions and
     new issue revenues                  455          596       (24)         872       1,227       (29)
Asset management and
     portfolio service fees              910          956        (5)       1,839       1,857        (1)
Net interest profit                      409          384         7          834         765         9
Other revenues                            31           63       (51)          97         135       (28)
                                      ------       -------                -------     ------
     Total net revenues               $2,575       $2,977       (14)      $5,276      $6,354       (17)
                                      ------       -------                -------     ------
Pre-tax earnings                      $  293       $  311        (6)      $  652      $  795       (18)
                                      ------       -------                -------     ------
Pre-tax profit margin                   11.4%        10.4%                  12.4%       12.5%
--------------------------------------------------------------------------------------------------------

Second quarter 2001 net revenues for PCG were $2.6 billion, 14% below the second quarter of last year and pre-tax earnings were $293 million, 6% lower than the second quarter of 2000. The 2001 second quarter pre-tax profit margin was 11.4%, up from 10.4% in the second quarter of 2000. This improved pre-tax margin was achieved despite the inclusion of severance expenses and charges related to the sale or exit of various business components in PCG's second quarter 2001 results. Excluding these items, PCG's pre-tax margin for the quarter was 14.4 %. In the United States, the second quarter pre-tax earnings increased and the pre-tax margin was nearly two percentage points above the second quarter a year-ago. Outside the United States, the impact of lower revenues in the 2001 second quarter compared to the year-ago quarter was principally offset by a significant reduction in expenses.

PCG's year-to-date net revenues were $5.3 billion, down 17% from the corresponding period in 2000 and pre-tax earnings were $652 million, 18% lower than for the first six months of 2000. PCG's year-to-date pre-tax margin was 12.4%, approximately equal to the comparable period a year ago.

PCG employed approximately 18,600 financial advisors at the end of the 2001 second quarter, compared with 19,800 at the end of the 2000 second quarter and 20,200 at year-end 2000. The reduction in the first six months of 2001 is the result of attrition, significantly reduced hiring of trainees and the consolidation of offices.

Commissions

Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 21% to $770 million in the second quarter of 2001 from $978 million in the second quarter of 2000. Commissions revenues for the first half of 2001 were $1.6 billion, 31% lower than the first half of 2000. These decreases are primarily due to a global decline in client transaction volumes, particularly in equities and mutual funds. In addition, as assets have moved from traditional transaction-priced accounts to asset-priced services, there has been a shift in revenue from commissions to portfolio service fees.

Principal transactions and new issue revenues

PCG's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities as well as selling concessions on debt and equity products.

Principal transactions and new issue revenues declined 24% to $455 million in the 2001 second quarter, as trading and equity new issue volume declined in a less favorable market environment, compared with the second quarter of 2000. Year-to-date revenues similarly decreased from $1.2 billion in 2000 to $872 million in 2001.

Asset management and portfolio service fees

Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited Advantage (Service Mark) and Merrill Lynch Consults (Registered Trademark) and servicing fees related to such accounts.

Asset management and portfolio service fees declined 5% to $910 million in the second quarter of 2001 largely as a result of a reduction in money market fund balances, as assets have migrated to bank deposits. On a year-to-date basis, asset management and portfolio service fees have essentially remained flat.

An analysis of changes in assets in Private Client accounts from June 30, 2000 to June 29, 2001 is detailed below:

---------------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                                   --------------------------------------
                                        Jun. 30,           New              Asset            Jun. 29,
  (dollars in billions)                    2000           Money          Depreciation           2001
---------------------------------------------------------------------------------------------------------

Assets in Private Client accounts      $ 1,561           $ 106                $ (213)        $ 1,454
---------------------------------------------------------------------------------------------------------

Total assets in U.S. Private Client accounts declined 7% from the end of the 2000 second quarter, to $1.3 trillion, as a result of market declines, partially offset by net new money inflows of $85 billion since the second quarter of 2000. Outside the United States, client assets were $136 billion, with $4 billion of net new money in the 2001 second quarter and $21 billion since the end of the 2000 second quarter. Total assets in asset-priced accounts were $208 billion, unchanged from a year ago.

Net interest profit

Interest revenue for PCG is primarily derived from interest earned on the investment portfolio, primarily related to Merrill Lynch's U.S. banks, as well as interest earned on margin and other loans. Interest expense consists of interest paid on bank deposits and other borrowings.

Net interest profit was $409 million, up 7% from $384 million in the second quarter of 2000. Net interest profit for the six months of 2001 was $834 million, 9% higher than in the comparable period in 2000. The increases in net interest profit resulted from growth in deposits and the related investment portfolios at Merrill Lynch's U.S. banks, partially offset by a decline in net interest revenue from margin loans.

Other revenues

Other revenues, which is primarily comprised of investment gains, decreased from $63 million in the 2000 second quarter to $31 million in the second quarter of 2001. Other revenues for the first half of 2001 decreased to $97 million from $135 million for the same period in 2000.

--------------------------------------------------------------------------------
Merrill Lynch Investment Managers
--------------------------------------------------------------------------------

MLIM's Results of Operations

-----------------------------------------------------------------------------------------------------------------
                                    For the Three Months Ended                  For the Six Months Ended
                                    --------------------------                  ------------------------
                                    Jun. 29,         Jun. 30,     % Inc.        Jun. 29,      Jun. 30,     % Inc.
(dollars in millions)                  2001             2000      (Dec.)           2001          2000      (Dec.)
-----------------------------------------------------------------------------------------------------------------

Commissions                            $ 80             $110        (27)%        $  158        $  222        (29)%
Asset management fees                   441              453         (3)            887           937         (5)
Other revenues                           38               43        (12)             83            59         41
                                       ----             ----                     -------       ------
     Total net revenues                $559             $606         (8)         $1,128        $1,218         (7)
                                       ----             ----                     -------       ------
Pre-tax earnings                       $106             $137        (23)         $  209        $  239        (13)
                                       ----             ----                     -------       ------
Pre-tax profit margin                  19.0%            22.6%                      18.5%         19.6%
-----------------------------------------------------------------------------------------------------------------

MLIM's investment performance continues to be strong. More than 70% of U.S. equity mutual fund assets have above-median performance for the 1, 3, and 5 year periods. Two-thirds of global retail and institutional assets under management outperformed their relevant median or benchmark over the past year. Net revenues for MLIM declined 8% from the second quarter of last year to $559 million, primarily due to a market-driven decline in the value of assets under management. Pre-tax earnings were $106 million in the second quarter of 2001, a decline of 23% from the second quarter of 2000. The pre-tax profit margin dropped from 22.6% in the second quarter of 2000 to 19.0% in the second quarter of 2001. MLIM's second quarter 2001 results include severance costs.

Year-to-date, MLIM's net revenues were $1.1 billion, down 7% from the year-ago period and pre-tax earnings were $209 million, 13% lower than the first six months of 2000. MLIM's year-to-date pre-tax margin was 18.5%, down from 19.6% for the same period last year.

Commissions

Commissions for MLIM predominately consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent fees for promoting and distributing mutual funds ("12b-1 fees").

Commissions revenues declined 27% to $80 million in the 2001 second quarter due to reduced levels of outstanding mutual funds with associated 12b-1 distribution fees resulting primarily from redemptions and market-driven declines in assets under management. For the first half of 2001, commissions revenues decreased 29% from the same period a year ago.

Asset management fees

Asset management fees primarily consist of fees earned from the management and administration of funds as well as performance fees earned by MLIM.

Asset management fees were $441 million, a decline of 3% from the second quarter of 2000 due to a decrease in management fees, resulting from the market-driven decline in assets under management. At the end of the second quarter of 2001, assets under management totaled $533 billion, compared with $585 billion at the end of the second quarter 2000. MLIM has attracted positive net new money for seven consecutive quarters, including $4 billion in the second quarter of 2001, excluding the impact of money flows from money market funds to deposits at Merrill Lynch's U.S. banks. On a year-to-date basis, asset management fees decreased 5% to $887 million.

MLIM's assets under management include taxable and tax-exempt money market funds, the fees for which are included in the results of PCG. These funds totaled $79 billion at June 29, 2001. An analysis of changes in assets under management from June 30, 2000 to June 29, 2001 is as follows:

--------------------------------------------------------------------------------------------------------
                                                           Net Changes Due To
                                              --------------------------------------------
                                  Jun. 30,         New        Asset                              Jun. 29,
  (dollars in billions)              2000         Money    Depreciation (1)     Other(2)            2001
--------------------------------------------------------------------------------------------------------

 Assets under management           $ 585          $ 24           $ (53)        $ (23)             $ 533
--------------------------------------------------------------------------------------------------------

(1) Includes $(17) billion impact of foreign exchange.
(2) Includes reinvested dividends of $10 billion and net outflows of $31 billion of retail money market funds which were transferred to bank deposits at Merrill Lynch's U.S. banks.

Other Revenues

Other revenues decreased 12% from the second quarter of 2000 to $38 million in the second quarter of 2001. On a year-to-date basis, other revenues increased 41% to $83 million.

--------------------------------------------------------------------------------
Non-Interest Expenses
--------------------------------------------------------------------------------
Merrill Lynch's non-interest expenses are summarized below:

-------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended         For the Six Months Ended
                                                  --------------------------        -------------------------
                                                  Jun. 29,           Jun. 30,       Jun. 29,          Jun. 30,
(dollars in millions)                                2001               2000           2001              2000
-------------------------------------------------------------------------------------------------------------
Compensation and benefits                          $2,977             $3,508         $6,221           $ 7,426
                                                   ------             ------         ------           -------
Non-compensation expenses:
      Communications and technology                   568                584          1,166             1,168
      Occupancy and related depreciation              270                258            540               511
      Advertising and market development              202                263            410               508
      Brokerage, clearing, and exchange fees          243                233            478               466
      Professional fees                               151                168            293               315
      Goodwill amortization                            51                 54            103               110
      Other                                           259                359            569               755
                                                   ------             ------         ------           -------
Total non-compensation expenses                     1,744              1,919          3,559             3,833
                                                   ------             ------         ------           -------
Total non-interest expenses                        $4,721             $5,427         $9,780           $11,259
                                                   ======             ======         ======           =======
Compensation and benefits
      as a percentage of net revenues                53.4%              51.3%          51.9%             51.7%
Non-compensation expenses
      as a percentage of net revenues                31.3               28.0           29.7              26.7
-------------------------------------------------------------------------------------------------------------

Compensation and benefits, which included $129 million of severance expenses, decreased 15% from the 2000 second quarter to $3.0 billion. Compensation and benefits as a percentage of net revenues was 53.4% for the second quarter of 2001 (51.1% excluding severance costs), compared to 51.3% in the year ago quarter. Non-compensation expenses were 9% lower than the 2000 second quarter, as the result of actions initiated in the second half of 2000 to contain expenses, consolidate offices, and more effectively allocate resources.

Communications and technology expenses were $568 million, down 3% from the second quarter of 2000 primarily due to reduced systems consulting costs.

Occupancy and related depreciation expense was $270 million in the second quarter of 2001, 5% higher than the second quarter of 2000 principally due to increased rental and other occupancy costs.

Advertising and market development expenses declined 23% from the 2000 second quarter to $202 million, due to continued lower levels of advertising and travel expenses.

Brokerage, clearing, and exchange fees were $243 million, up $10 million from second quarter of 2000.

Professional fees decreased 10% to $151 million primarily due to reduced spending on employment and consulting services.

Goodwill amortization was $51 million in the second quarter of 2001, virtually unchanged from the 2000 second quarter. Other expenses were $259 million, 28% lower than the 2000 second quarter, due to a reduction in provisions for various business matters.

The effective tax rate was 31.3% for the first six months of 2001, up from the full-year 2000 rate of 30.4%.

--------------------------------------------------------------------------------
Average Assets and Liabilities
--------------------------------------------------------------------------------

Management continually monitors and evaluates on a daily basis the level and composition of the balance sheet.

For the first six months of 2001, average total assets were $428 billion, up 15% from $371 billion for the full-year 2000. Average total liabilities increased 15% to $406 billion from $352 billion for the full-year 2000. The major components in the changes in average total assets and liabilities for the first six months of 2001 as compared to the full-year 2000 are summarized as follows:


------------------------------------------------------------------------------------------------------
(dollars in millions)                                                   Increase/(Decrease)     Change
------------------------------------------------------------------------------------------------------
Average assets
     Marketable investment securities                                        $ 34,464              139%
     Receivables under resale agreements and securities
       borrowed transactions                                                   12,995               12
     Loans, notes and mortgages (net)                                           5,619               43

Average liabilities
     Deposits                                                                $ 41,274              120%
     Long-term borrowings                                                      12,277               20
     Commercial paper and other short-term borrowings                          (8,107)             (34)
     Payables under repurchase agreements and
       securities loaned transactions                                          16,756               18
------------------------------------------------------------------------------------------------------

The significant growth in deposits in the first six months of 2001 reflects the cash inflows from certain CMA(Registered Trademark) and other types of accounts from taxable money market funds, which are included in assets under management, to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used by the U.S. banks to fund the growth in marketable investment securities. Additionally, receivables under resale agreements and securities borrowed transactions rose due to increased matched-book activity.

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

At June 29, 2001, Merrill Lynch's equity capital was comprised of $20.3 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service Mark) ("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $23.4 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

----------------------------------------------------------------------
                                                           Adjusted
                                             Leverage      Leverage
                                                Ratio(1)      Ratio(2)
----------------------------------------------------------------------
Period-end
June 29, 2001                                   18.1x         12.6x
December 29, 2000                               19.4x         13.9x

Average (3)
Six months ended June 29, 2001                  19.1x         13.5x
Year ended December 29, 2000                    19.0x         13.2x
----------------------------------------------------------------------

(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less (a)receivables under resale agreements and securities borrowed transactions and (b)securities received as collateral to total stockholders' equity and preferred securities issued by subsidiaries.
(3) Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Commercial paper outstanding totaled $5.5 billion at June 29, 2001 and $14.0 billion at December 29, 2000, which was 1% and 3% of total assets at June 29, 2001 and year-end 2000, respectively. Deposits at Merrill Lynch's banking subsidiaries have increased from $67.6 billion at year-end 2000 to $79.4 billion at June 29, 2001, including $66.9 billion at Merrill Lynch's U.S. banks. The U.S. bank deposits were primarily invested in high quality marketable investment securities. Outstanding long-term borrowings increased to $79.5 billion at June 29, 2001 from $70.2 billion at December 29, 2000. In the second quarter of 2001, Merrill Lynch issued $2.3 billion of Liquid Yield Option (Trademark) Notes ("LYONs"(Registered Trademark)) due in 2031. LYONs are zero-coupon senior debt instruments convertible into Merrill Lynch common stock at a premium under certain defined terms and conditions. Major components of the change in long-term borrowings during the first six months of 2001 follow:

----------------------------------------------
(dollars in billions)
----------------------------------------------
Balance at December 29, 2000            $70.2
Issuances                                24.8
Maturities                              (15.5)
                                      -------
Balance at June 29, 2001 (1)            $79.5
                                      =======
----------------------------------------------

(1) At June 29, 2001, $55.2 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. Another source of liquidity is a committed, senior, unsecured bank credit facility which at June 29, 2001 totaled $7 billion and was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at June 29, 2001 as follows:

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

Market Risk

Value-at-risk ("VaR") is an estimate of the amount that Merrill Lynch's present portfolios could lose with a specified degree of confidence over a given time interval. The VaR for Merrill Lynch's overall portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within Merrill Lynch's portfolios. Merrill Lynch believes that the tabulated risk measures provide some guidance as to the amount Merrill Lynch could lose in future periods and it works continuously to improve the methodology and measurement of its VaR. However, like all statistical measures, especially those that rely heavily on historical data, VaR needs to be interpreted with a clear understanding of its assumptions and limitations.

The Merrill Lynch VaR system uses a historical simulation approach to estimate value-at-risk using a 99% confidence level and a two-week holding period for trading and non-trading portfolios. Sensitivities to market risk factors are aggregated and combined with a database of historical biweekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 1% of the time is used as the estimate for the 99% confidence level VaR. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at June 29, 2001 and December 29, 2000 as well as daily average VaR for the three months ended June 29, 2001. Additionally, high and low VaR for the second quarter of 2001 is presented independently for each risk category and overall.

-------------------------------------------------------------------------------------------------------
                                                                     Daily
                                           Jun. 29,    Dec. 29,     Average       High         Low
(dollars in millions)                         2001        2000        2Q01        2Q01        2Q01
-------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread         $ 93        $ 81         $ 80       $122        $ 56
      Equity                                    57          77           34         66          20
      Commodity                                  5           9            4          6           2
      Currency                                  13          14            9         18           4
      Volatility                                36          34           43         67          18
                                              ----        ----         ----       ----        ----
                                               204         215          170
      Diversification benefit                  (95)       (116)         (79)
                                              ----        ----         ----       ----        ----
      Overall(2)                              $109        $ 99         $ 91       $110        $ 74
                                              ====        ====         ====       ====        ====
-------------------------------------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was $20 million at both June 29, 2001 and December 29, 2000.

Overall VaR at June 29, 2001 was higher than the year-end level as the impact of an increase in interest and credit spread VaR and a decrease in the diversification benefit was partially offset by a decrease in equity VaR.

Merrill Lynch's energy trading business, for which VaR has severe limitations as a risk measure, has been excluded from the table above. During the first quarter of 2001, Merrill Lynch sold the majority of its energy-trading assets. Although Merrill Lynch entered into a thirty-month non-compete covenant in connection with this asset sale, some energy-trading positions remain.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

------------------------------------------------------------------------
                                          Jun. 29,              Dec. 29,
(dollars in millions)                        2001                  2000
------------------------------------------------------------------------

Non-trading value-at-risk(1)
      Interest rate and credit spread        $ 78                  $ 67
      Currency                                 24                    23
      Equity                                   52                    47
      Volatility                                6                     3
                                             ----                  ----
                                              160                   140
      Diversification benefit                 (46)                  (44)
                                             ----                  ----
Overall                                      $114                  $ 96
                                             ====                  ====
------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.

Non-trading VaR does not include risk related to Merrill Lynch's $2.3 billion of outstanding LYONs since management expects that the LYONs will be converted to common stock and will not be replaced by fixed income securities. The increase in non-trading VaR since year-end 2000 is primarily due to higher interest rate and credit spread risk.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrS at June 29, 2001 and December 29, 2000 was $77 million and $138 million, respectively. TOPrS, which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Beginning in 2000, cash flows from client funds in certain CMA and other types of accounts were redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in high credit quality marketable investment securities. The overall VaR for the U.S. banks, driven largely by these securities and based on a 99% confidence interval and a two-week holding period, was $183 million and $113 million at June 29, 2001 and December 29, 2000, respectively. The December 29, 2000 amount has been restated to reflect improvements in VaR measurement. The increase in the banks' VaR is primarily due to the growth in asset levels.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $4.9 billion of collateral) of trading derivatives in a gain position by maturity at June 29, 2001. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other credit exposures, which may be material).

-----------------------------------------------------------------------------------------

Credit                     Years to Maturity                      Cross-
              ------------------------------------------------   Maturity
Rating(1)         0-3         3 - 5         5-7        Over 7    Netting(2)    Total
-----------------------------------------------------------------------------------------
AAA           $ 3,317        $1,123      $  837        $1,455     $  (727)   $ 6,005
AA              3,897         1,613         853         4,089      (1,682)     8,770
A               3,748         1,568         470         1,401      (1,172)     6,015
BBB               910           238         225           397        (182)     1,588
Other             928           508         262           185        (166)     1,717
              ---------------------------------------------------------------------------
Total         $12,800        $5,050      $2,647        $7,527     $(3,929)   $24,095
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

--------------------------------------------------------------------------------
Non-Investment Grade Holdings
--------------------------------------------------------------------------------
Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes these risks and, whenever possible, employs strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly-leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

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


--------------------------------------------------------------------------------
Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly-leveraged issuers or counterparties:

--------------------------------------------------------------------------------
(dollars in millions)                       Jun. 29, 2001          Dec. 29, 2000
--------------------------------------------------------------------------------

Trading assets:
   Cash instruments                               $ 5,024                $ 5,227
   Derivatives                                      4,276                  3,982
Trading liabilities - cash instruments             (1,320)                (1,087)
Collateral on derivative assets                    (2,559)                (1,796)
                                                  -------               --------
Net trading asset exposure                        $ 5,421                $ 6,326
                                                  =======               ========
--------------------------------------------------------------------------------

Among the trading exposures included in the preceding table are distressed bank loans and debt and equity securities of companies in various stages of bankruptcy proceedings or in default. At June 29, 2001, the carrying value of such securities totaled $221 million, compared with $165 million at December 29, 2000.

--------------------------------------------------------------------------------
Non-Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

----------------------------------------------------------------------------------------
                                                            Jun. 29,           Dec. 29,
(dollars in millions)                                          2001               2000
----------------------------------------------------------------------------------------
Marketable investment securities                            $   101             $  199
Investments of insurance subsidiaries                           130                136
Loans (net of allowance for loan losses):
 Bridge loans(1)                                                879                524
 Other loans(2)                                               3,079              2,741
Other investments:
 Partnership interests (3)                                    1,271                993
 Other equity investments (4)                                   183                284
----------------------------------------------------------------------------------------

(1) Subsequent to June 29, 2001, $675 million of these loans were repaid.
(2) Represents outstanding loans to 145 and 135 companies at June 29, 2001 and December 29, 2000, respectively.
(3) Includes $760 million and $504 million in investments at June 29, 2001, and December 29, 2000, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(4) Includes investments in 79 and 98 enterprises at June 29, 2001 and
    December 29, 2000, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

--------------------------------------------------------------------------------------------
                                                               Jun. 29,             Dec. 29,
(dollars in millions)                                             2001                 2000
--------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships                $  308               $  467
Unutilized revolving lines of credit and other
     lending commitments                                         2,132                3,664
--------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
New Accounting Pronouncements
--------------------------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. On April 1, 2001, Merrill Lynch adopted the provisions of this statement that were required to be adopted in the second quarter of 2001. These provisions changed the accounting for certain securities lending transactions. Under the new provisions, when Merrill Lynch acts as the lender in a securities lending agreement and receives securities as collateral that can be pledged or sold, it recognizes on the Consolidated Balance Sheet, the securities received as well as an obligation to return the securities lent. Accordingly, Merrill Lynch's accompanying Consolidated Balance Sheet as of June 29, 2001 separately reflects these assets and liabilities.

In July 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Merrill Lynch adopted the provisions of SFAS No. 141 on July 1, 2001. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002. The full impact of adoption is yet to be determined, however, annual reported amortization expense related to these assets approximates $200 million.

----------------------------------------------------------------------------------------------------------------------
Statistical Data
----------------------------------------------------------------------------------------------------------------------
                                                2nd Qtr.         3rd Qtr.        4th Qtr.      1st Qtr.       2nd Qtr.
                                                   2000             2000            2000          2001           2001
                                               --------         --------        --------      --------       --------

Client Assets (dollars in billions):
Private Client
   U.S.                                        $  1,415         $  1,417        $  1,337      $  1,254       $  1,318
   Non-U.S.                                         146              148             140           131            136
                                               --------         --------        --------      --------       --------
Total Private Client Assets                       1,561            1,565           1,477         1,385          1,454
MLIM direct sales (1)                               211              203             204           179            181
                                               --------         --------        --------      --------       --------
Total Client Assets                            $  1,772         $  1,768        $  1,681      $  1,564       $  1,635
                                               ========         ========        ========      ========       ========

Assets in Asset-Priced Accounts                $    208         $    220        $    209      $    193       $    208

Assets Under Management:

Retail                                         $    282         $    274        $    250      $    233       $    230
Institutional                                       258              252             262           250            260
Private Investors                                    45               45              45            42             43

Equity                                              343              337             321           282            286
Fixed-income                                        104              101             108           118            118
Money market                                        138              133             128           125            129

U.S.                                                356              351             333           319            325
Non-U.S.                                            229              220             224           206            208

U.S. Bank Deposits                             $     19         $     38        $     55      $     66       $     67
----------------------------------------------------------------------------------------------------------------------
Underwriting:
Global Debt and Equity:
   Volume (dollars in billions)                $     92         $    108        $     76      $    134       $    121
   Market share                                    12.1%            13.8%           11.8%         12.9%          11.9%
U.S. debt and equity:
   Volume (dollars in billions)                $     69         $     77        $     55      $    113       $    100
   Market share                                    14.2%            14.7%           12.6%         15.9%          13.8%
----------------------------------------------------------------------------------------------------------------------
Full-Time Employees:
   U.S.                                          52,300           52,700          51,800        50,400         49,100
   Non-U.S.                                      19,200           20,000          20,200        19,900         19,100
                                               --------    -------------        --------      --------       --------
   Total                                         71,500           72,700          72,000        70,300         68,200
                                               ========    =============        ========      ========       ========
Financial advisors and
   other investment professionals                20,700           21,200          21,200        20,500         19,600
----------------------------------------------------------------------------------------------------------------------
Income Statement:
Net earnings (dollars in millions)             $    921         $    885        $    877      $    874       $    541
Annualized return on average
   common stockholders' equity                     24.4%            21.6%           20.0%         18.4%          10.7%
Earnings per common share:
   Basic                                       $   1.15         $   1.09        $   1.07      $   1.04       $   0.63
   Diluted                                         1.01             0.94            0.93          0.92           0.56
----------------------------------------------------------------------------------------------------------------------
Balance Sheet (dollars in millions):
Total assets                                   $334,875         $361,691        $407,200      $431,604       $423,071
Total stockholders' equity                     $ 16,014         $ 17,171        $ 18,304      $ 19,939       $ 20,691
Book value per common share                    $  19.47         $  20.70        $  21.95      $  23.28       $  24.02
Share Information (in thousands):
Weighted-average shares outstanding:
   Basic                                        795,070          805,855         811,943       832,195        841,394
   Diluted                                      904,246          929,048         930,688       937,954        943,836
Common shares outstanding                       800,863          809,069         814,572       838,389        843,772
----------------------------------------------------------------------------------------------------------------------

(1) Reflects funds managed by MLIM not sold through Private Client channels.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
        -----------------
The following supplements the discussion under Item 3. Legal Proceedings in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

IPO Allocation Cases. Merrill Lynch is one of numerous financial services firms that have been named as defendants in a large number of purported class actions involving the allocation of securities in initial public offerings (IPOs). These actions have been filed in the U.S. District Courts for the Southern District of New York and the District of New Jersey, and allege that defendants violated antitrust and securities laws by allegedly requiring customers who were allocated IPO securities to pay back some of their profits in the form of higher commissions and to buy securities in the aftermarket. Some of the complaints also allege that research issued by the financial services firms, including Merrill Lynch, improperly increased the price of the IPO securities in the aftermarket. Although the ultimate outcome of these actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch, but may be material to Merrill Lynch's operating results for any particular period.

On June 14, 2001, ML & Co. and members of its Board of Directors were named as defendants in a purported shareholder derivative action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the directors breached their duties by causing and/or allowing Merrill Lynch to engage in the purported conduct alleged in the IPO Allocation Cases.

The complaints seek unspecified damages and other relief. Merrill Lynch intends to defend itself vigorously against the claims asserted in the complaints.


Item 4. Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------
On April 27, 2001, ML & Co. held its Annual Meeting of Stockholders. Further details concerning matters submitted for stockholder vote can be found in ML & Co.'s Quarterly Report on Form 10-Q for the 2001 first quarter.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

         (3)       ML & Co.'s By-Laws effective as of July 23, 2001

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

         (10) (i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on April 27, 2001

              (ii) Merrill Lynch & Co., Inc. Program for Deferral of Stock
                   Option Gains for a Select Group of Eligible Employees, as amended on July 12, 2001

             (iii) Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan,
                   as amended on April 27, 2001

         (12)      Statement re: computation of ratios

         (15)      Letter re: unaudited interim financial information

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this Report:

         (i) Current Report dated April 11, 2001 for the purpose of furnishing notice of a webcast of a conference call scheduled for April 18, 2001 to review ML & Co.'s operating results.

         (ii) Current Report dated April 18, 2001 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three months ended March 30, 2001.

         (iii) Current Report dated April 30, 2001 for the purpose of filing the form ML & Co.'s Nikkei 225 Market Index Target-Term Securities due June 27, 2007.

         (iv) Current Report dated May 2, 2001 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of March 30, 2001.

         (v) Current Report dated May 4, 2001 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Nasdaq-100 Index (Registered Trademark) due November 30, 2004.

         (vi) Current Report dated May 7, 2001 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s chairman and chief executive officer scheduled for May 14, 2001.

         (vii) Current Report dated May 23, 2001 for the purpose of filing the form of ML & Co.'s Liquid Yield Option Notes due 2031.

         (viii) Current Report dated June 1, 2001 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select Ten Index (Registered Trademark) due May 30, 2006.

         (ix) Current Report dated June 26, 2001 for the purpose of announcing expected earnings for the 2001 second quarter.

         (x) Current Report dated June 29, 2001 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Industrial 15 Index due June 26, 2006.

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






                                                       MERRILL LYNCH & CO., INC.
                                                    ----------------------------
                                                                    (Registrant)


Date:   August 10, 2001               By:                /s/   Thomas H. Patrick
                                                    ----------------------------
                                                               Thomas H. Patrick
                                                    Executive Vice President and
                                                         Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibits

3          ML & Co.'s By-Laws effective as of July 23, 2001

10 (i) Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan, as amended on April 27, 2001

   (ii) Merrill Lynch & Co., Inc. Program for Deferral of Stock Option Gains for a Select Group of Eligible Employees, as amended on July 12, 2001

   (iii) Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan, as amended on April 27, 2001

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information