Form 10-Q
period 2001-09-28
MERRILL LYNCH & CO INC
filed 2001-11-09
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            September 28, 2001
                                                          ------------------
Commission File Number                                    1-7182
                                                          ------------------
                            MERRILL LYNCH & CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                 13-2740599
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

       4 World Financial Center
       New York, New York                                           10080
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

842,126,885 shares of Common Stock and 4,195,407 Exchangeable Shares as of the close of business on November 2, 2001. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
ITEM 1.  Financial Statements
-----------------------------
                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                        --------------------------
                                                                        SEPT. 28,         SEPT. 29,     PERCENT
(in millions, except per share amounts)                                     2001              2000      INC. (DEC.)
                                                                        --------          --------      ----------
NET REVENUES
  Commissions                                                           $  1,204          $  1,624         (25.9)%
  Principal transactions                                                     759             1,160         (34.6)
  Investment banking
    Underwriting                                                             543               590          (8.0)
    Strategic advisory                                                       294               268           9.7
  Asset management and portfolio service fees                              1,337             1,414          (5.4)
  Other                                                                      129               318         (59.4)
                                                                        --------          --------
    Subtotal                                                               4,266             5,374         (20.6)
                                                                        --------          --------

  Interest and dividend revenues                                           4,663             5,474         (14.8)
  Less interest expense                                                    3,784             4,704         (19.6)
                                                                        --------          --------
     Net interest profit                                                     879               770          14.2
                                                                        --------          --------

  TOTAL NET REVENUES                                                       5,145             6,144         (16.3)
                                                                        --------          --------

NON-INTEREST EXPENSES
  Compensation and benefits                                                2,757             3,146         (12.4)
  Communications and technology                                              529               542          (2.4)
  Occupancy and related depreciation                                         280               251          11.6
  Advertising and market development                                         165               205         (19.5)
  Brokerage, clearing, and exchange fees                                     219               206           6.3
  Professional fees                                                          115               147         (21.8)
  Goodwill amortization                                                       53                52           1.9
  Other                                                                      253               284         (10.9)
  September 11th - related                                                    88                 -           N/M
                                                                        --------          --------
  TOTAL NON-INTEREST EXPENSES                                              4,459             4,833          (7.7)
                                                                        --------          --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                686             1,311         (47.7)

Income tax expense                                                           216               378         (42.9)

Dividends on preferred securities issued by subsidiaries                      48                48             -
                                                                        --------          --------

NET EARNINGS                                                            $    422          $    885         (52.3)
                                                                        ========          ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                          $    412          $    875         (52.9)
                                                                        ========          ========

EARNINGS PER COMMON SHARE
    Basic                                                               $   0.49          $   1.09
                                                                        ========          ========

    Diluted                                                             $   0.44          $   0.94
                                                                        ========          ========

DIVIDEND PAID PER COMMON SHARE                                          $   0.16          $   0.16
                                                                        ========          ========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                                  845.8             805.9
                                                                        ========          ========
    Diluted                                                                934.5             929.0
                                                                        ========          ========
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                        -------------------------
                                                                        SEPT. 28,         SEPT. 29,     PERCENT
(in millions, except per share amounts)                                     2001              2000      INC. (DEC.)
                                                                        --------          --------      ----------

NET REVENUES
  Commissions                                                           $  4,071          $  5,431         (25.0)%
  Principal transactions                                                   3,410             4,746         (28.2)
  Investment banking
    Underwriting                                                           1,834             1,994          (8.0)
    Strategic advisory                                                       891               947          (5.9)
  Asset management and portfolio service fees                              4,072             4,217          (3.4)
  Other                                                                      446               849         (47.5)
                                                                        --------          --------
     Subtotal                                                             14,724            18,184         (19.0)
                                                                        --------          --------

  Interest and dividend revenues                                          16,459            15,007           9.7
  Less interest expense                                                   14,055            12,690          10.8
                                                                        --------          --------
     Net interest profit                                                   2,404             2,317           3.8
                                                                        --------          --------

  TOTAL NET REVENUES                                                      17,128            20,501         (16.5)
                                                                        --------          --------

NON-INTEREST EXPENSES
  Compensation and benefits                                                8,978            10,572         (15.1)
  Communications and technology                                            1,695             1,710          (0.9)
  Occupancy and related depreciation                                         820               762           7.6
  Advertising and market development                                         575               713         (19.4)
  Brokerage, clearing, and exchange fees                                     697               672           3.7
  Professional fees                                                          408               462         (11.7)
  Goodwill amortization                                                      156               162          (3.7)
  Other                                                                      822             1,039         (20.9)
  September 11th - related                                                    88                 -           N/M
                                                                        --------          --------
  TOTAL NON-INTEREST EXPENSES                                             14,239            16,092         (11.5)
                                                                        --------          --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                              2,889             4,409         (34.5)

Income tax expense                                                           906             1,356         (33.2)

Dividends on preferred securities issued by subsidiaries                     146               146             -
                                                                        --------          --------

NET EARNINGS                                                            $  1,837          $  2,907         (36.8)
                                                                        ========          ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                          $  1,808          $  2,878         (37.2)
                                                                        ========          ========

EARNINGS PER COMMON SHARE
    Basic                                                               $   2.15          $   3.63
                                                                        ========          ========

    Diluted                                                             $   1.93          $   3.18
                                                                        ========          ========

DIVIDEND PAID PER COMMON SHARE                                          $   0.48          $   0.45
                                                                        ========          ========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                                  839.8             793.7
                                                                        ========          ========
    Diluted                                                                938.8             905.0
                                                                        ========          ========

-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               SEPT. 28,          DEC. 29,
(dollars in millions)                                                                              2001              2000
------------------------------------------------------------------------------------------     --------          --------

ASSETS

CASH AND CASH EQUIVALENTS                                                                      $ 20,201          $ 23,205

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                        4,382             6,092

RECEIVABLES UNDER RESALE AGREEMENTS AND SECURITIES BORROWED TRANSACTIONS                        133,705           114,581

MARKETABLE INVESTMENT SECURITIES                                                                 72,856            49,251

TRADING ASSETS, AT FAIR VALUE
  Contractual agreements                                                                         25,527            20,361
  Corporate debt and preferred stock                                                             18,129            17,377
  Equities and convertible debentures                                                            16,030            20,232
  U.S. Government and agencies                                                                   11,700            17,519
  Mortgages, mortgage-backed, and asset-backed                                                    9,899             8,225
  Municipals and money markets                                                                    8,826             2,791
  Non-U.S. governments and agencies                                                               5,993             5,009
                                                                                               --------          --------
                                                                                                 96,104            91,514

SECURITIES PLEDGED AS COLLATERAL                                                                 12,416             9,097
                                                                                               --------          --------

SECURITIES RECEIVED AS COLLATERAL                                                                 2,730                 -
                                                                                               --------          --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $81 in 2001 and $68 in 2000)              46,621            41,613
  Brokers and dealers                                                                            11,568            26,421
  Interest and other                                                                              9,491             8,879
                                                                                               --------          --------
                                                                                                 67,680            76,913
                                                                                               --------          --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                             4,083             4,002

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $285 in 2001 and $176 in 2000)  18,391            17,472

OTHER INVESTMENTS                                                                                 5,329             4,938

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
   amortization of $5,002 in 2001 and $4,658 in 2000)                                             3,472             3,444

GOODWILL (net of accumulated amortization of $864 in 2001 and $720 in 2000)                       4,212             4,407

OTHER ASSETS                                                                                      3,045             2,284
                                                                                               --------          --------

TOTAL ASSETS                                                                                   $448,606          $407,200
                                                                                               ========          ========


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               SEPT. 28,          DEC. 29,
(dollars in millions, except per share amount)                                                     2001              2000
---------------------------------------------------------------------------------------------- --------          --------


LIABILITIES

PAYABLES UNDER REPURCHASE AGREEMENTS AND
  SECURITIES LOANED TRANSACTIONS                                                               $106,909          $103,883

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                  5,096            15,183

DEPOSITS                                                                                         83,667            67,648

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                         23,050            21,587
  U.S. Government and agencies                                                                   19,964            14,466
  Equities and convertible debentures                                                            19,957            18,535
  Non-U.S. governments and agencies                                                               6,299             7,135
  Corporate debt, municipals and preferred stock                                                  6,127             7,134
                                                                                               --------          --------
                                                                                                 75,397            68,857
                                                                                               --------          --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                            2,730                 -
                                                                                               --------          --------

OTHER PAYABLES
  Customers                                                                                      35,328            24,762
  Brokers and dealers                                                                            13,597             9,514
  Interest and other                                                                             18,423            22,204
                                                                                               --------          --------
                                                                                                 67,348            56,480
                                                                                               --------          --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                             3,809             3,908

LONG-TERM BORROWINGS                                                                             79,849            70,223
                                                                                               --------          --------

TOTAL LIABILITIES                                                                               424,805           386,182
                                                                                               --------          --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                       2,711             2,714
                                                                                               --------          --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued, liquidation preference $10,000 per share)     425               425
                                                                                               --------          --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                              62                68
  Common stock (par value $1.33 1/3 per share; authorized: 2001 - 3,000,000,000 shares,
       2000 - 1,000,000,000 shares; issued: 2001 and 2000 - 962,533,498 shares)                   1,283             1,283
  Paid-in capital                                                                                 4,256             2,843
  Accumulated other comprehensive loss (net of tax)                                                (506)             (345)
  Retained earnings                                                                              17,560            16,156
                                                                                               --------          --------
                                                                                                 22,655            20,005
Less:  Treasury stock, at cost: 2001 - 121,467,652 shares; 2000 - 154,578,945 shares                970             1,273
       Employee stock transactions                                                                1,020               853
                                                                                               --------          --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                20,665            17,879
                                                                                               --------          --------

TOTAL STOCKHOLDERS' EQUITY                                                                       21,090            18,304
                                                                                               --------          --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                     $448,606          $407,200
                                                                                               ========          ========

-------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                -------------------------------

(dollars in millions)                                                           SEPT. 28,              SEPT. 29,
                                                                                    2001                   2000
                                                                                --------               --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                    $  1,837               $  2,907
Noncash items included in earnings:
       Depreciation and amortization                                                 668                    615
       Policyholder reserves                                                         139                    145
       Goodwill amortization                                                         156                    162
       Amortization of stock-based compensation                                      544                    373
       Other                                                                         497                    287
Changes in operating assets and liabilities:
       Trading assets and securities pledged as collateral                        (7,932)                  (642)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                               1,710                    315
       Receivables under resale agreements and securities borrowed transactions  (19,124)                (6,755)
       Customer receivables                                                       (5,022)                (5,439)
       Brokers and dealers receivables                                            14,853                 (3,837)
       Trading liabilities                                                         6,540                 (3,155)
       Payables under repurchase agreements and securities loaned transactions     3,026                 13,761
       Customer payables                                                          10,566                   (303)
       Brokers and dealers payables                                                4,083                    720
       Other, net                                                                 (3,291)                 1,662
                                                                                --------               --------
            Cash provided by operating activities                                  9,250                    816
                                                                                --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                                25,618                 11,484
       Sales of available-for-sale securities                                     10,214                  5,348
       Purchases of available-for-sale securities                                (59,005)               (47,029)
       Maturities of held-to-maturity securities                                     511                    584
       Purchases of held-to-maturity securities                                     (517)                  (439)
       Loans, notes, and mortgages                                                (1,021)                (2,929)
       Other investments and other assets                                         (1,480)                (1,133)
       Equipment and facilities                                                     (696)                  (717)
                                                                                --------               --------
           Cash used for investing activities                                    (26,376)               (34,831)
                                                                                --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                          (10,087)               (10,871)
       Deposits                                                                   16,019                 32,399
       Issuance and resale of long-term borrowings                                28,022                 26,025
       Maturities and repurchases of long-term borrowings                        (19,508)               (11,397)
       Issuance of treasury stock                                                    463                    566
       Other common stock transactions                                              (354)                    20
       Dividends                                                                    (433)                  (376)
                                                                                --------               --------
            Cash provided by financing activities                                 14,122                 36,366
                                                                                --------               --------
(Decrease) Increase in cash and cash equivalents                                  (3,004)                 2,351

Cash and cash equivalents, beginning of year                                      23,205                 12,155
                                                                                --------               --------
Cash and cash equivalents, end of period                                        $ 20,201               $ 14,506
                                                                                ========               ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                          $    545               $    525
          Interest                                                                14,671                 12,011
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 28, 2001


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 29, 2000 unaudited Consolidated Balance Sheet was derived from the audited financial statements. The interim consolidated financial statements for the three- and nine- month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the consolidated financial statements have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 29, 2000. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

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

The portion of Merrill Lynch's derivatives which are entered into in a dealing capacity, are recognized at fair value as trading assets and liabilities. As part of its trading activities, Merrill Lynch uses derivatives to facilitate customer transactions, to take proprietary positions and as a means of risk management. The Corporate Risk Management group monitors and manages these risks in accordance with established risk management policies and procedures that include risk tolerance levels. For further information on Merrill Lynch's risk management see the Annual Report on Form 10-K for the year ended December 29, 2000.

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

For the three and nine month periods ended September 28, 2001, $(137) million and $173 million, respectively, of net losses and net gains related to non-U.S. dollar net investment hedges were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet. These amounts were principally offset by net gains and losses, on these investments.

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

In addition, Merrill Lynch enters into cash flow hedges to hedge interest rate risk, which primarily arises from Merrill Lynch's marketable investment securities portfolio. All of these hedges qualify for the "short-cut method" as defined by SFAS No. 133. As such, no ineffectiveness related to these hedges is reported in earnings.

Derivative instruments are reported on a net-by-counterparty basis on the Consolidated Balance Sheet where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative instruments is set forth below:


(dollars in millions)
------------------------------------------------------------------------------------------------------
                                         SEPT. 28, 2001                          DEC. 29, 2000
                                    ---------------------------           ----------------------------
                                    ASSETS          LIABILITIES           ASSETS           LIABILITIES
                                    ------          -----------           ------           -----------
Swap agreements                    $23,596              $21,241          $17,283               $18,819
Forwards and options                 7,852               15,235            8,339                11,922
------------------------------------------------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. On April 1, 2001, Merrill Lynch adopted the provisions of this statement that were required to be adopted in the second quarter of 2001. These provisions changed the accounting for certain securities lending transactions. Under the new provisions, when Merrill Lynch acts as the lender in a securities lending agreement and receives securities as collateral that can be pledged or sold, it recognizes on the Consolidated Balance Sheet the securities received as well as an obligation to return the securities lent. Accordingly, Merrill Lynch's accompanying Consolidated Balance Sheet as of September 28, 2001 separately reflects these assets and liabilities.

In July 2001, the Financial Accounting Standards Board released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Merrill Lynch adopted the provisions of SFAS No. 141 on July 1, 2001. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002. The full impact of adoption is yet to be determined; however, annual reported pre-tax amortization expense related to these assets approximates $200 million.

--------------------------------------------------------------------------------
NOTE 2.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at September 28, 2001 and December 29, 2000 are presented below:


(dollars in millions)
---------------------------------------------------------------------------------------
                                                              SEPT. 28,         DEC. 29,
                                                                  2001             2000
                                                              --------          -------
PAYABLES UNDER REPURCHASE AGREEMENTS
  AND SECURITIES LOANED TRANSACTIONS
   Repurchase agreements                                      $101,180         $ 89,901
   Securities loaned transactions                                5,729           13,982
                                                              --------         --------
   Total                                                      $106,909         $103,883
                                                              ========         ========

COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                           $  4,487         $ 14,022
   Other                                                           609            1,161
                                                              --------         --------
   Total                                                      $  5,096         $ 15,183
                                                              ========         ========

DEPOSITS
   U.S.                                                       $ 70,354         $ 54,887
   Non-U.S.                                                     13,313           12,761
                                                              --------         --------
   Total                                                      $ 83,667         $ 67,648
                                                              ========         ========
---------------------------------------------------------------------------------------

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

Operating results by business segment follow:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                                     CORPORATE
                                            CICG       PCG    MLIM       ITEMS (1)     TOTAL
                                        --------  --------  ------   ---------      --------
THREE MONTHS ENDED
SEPTEMBER 28, 2001

Non-interest revenues                   $  1,866  $  1,952  $  500      $  (52)(2)  $  4,266
Net interest revenue(3)                      382       500      15         (18)(4)       879
                                        --------  --------  ------      ------      --------
Net revenues                               2,248     2,452     515         (70)        5,145
Non-interest expenses                      1,763     2,178     424          94 (5)     4,459
                                        --------  --------  ------      ------      --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $    485  $    274  $   91      $ (164)     $    686
                                        ========  ========  ======      ======      ========

Quarter-end total assets                $305,494  $136,688  $2,212      $4,212      $448,606
                                        ========  ========  ======      ======      ========

--------------------------------------------------------------------------------------------

                                                                     CORPORATE
                                            CICG       PCG    MLIM       ITEMS (1)     TOTAL
                                        --------  --------  ------   ---------       --------
THREE MONTHS ENDED
SEPTEMBER 29, 2000

Non-interest revenues                   $  2,391  $  2,432  $  592   $     (41)(2)  $  5,374
Net interest revenue(3)                      352       413      23         (18)(4)       770
                                        --------  --------  ------   ---------      --------
Net revenues                               2,743     2,845     615         (59)        6,144
Non-interest expenses                      1,896     2,457     465          15 (6)     4,833
                                        --------  --------  ------   ---------      --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $    847  $    388  $  150   $     (74)     $  1,311
                                        ========  ========  ======   =========      ========

Quarter-end total assets                $255,228  $ 99,837  $2,235   $   4,391      $361,691
                                        ========  ========  ======   =========      ========

--------------------------------------------------------------------------------------------

(1) Including intersegment eliminations.
(2) Primarily represents the elimination of intersegment revenues.
(3) Management views interest income net of interest expense in evaluating results.
(4) Represents Mercury financing costs.
(5) Represents goodwill amortization of $53 million and September 11th - related expenses of $88 million, net of elimination of intersegment expenses of $47 million.
(6) Represents goodwill amortization of $52 million, net of elimination of intersegment expenses of $37 million.


(dollars in millions)
--------------------------------------------------------------------------------------------
                                                                     CORPORATE
                                            CICG       PCG    MLIM       ITEMS (1)     TOTAL
                                        --------  --------  ------   ---------      --------
NINE MONTHS ENDED
SEPTEMBER 28, 2001

Non-interest revenues                   $  6,926  $  6,402  $1,600   $    (204)(2)  $ 14,724
Net interest revenue(3)                    1,064     1,335      45         (40)(4)     2,404
                                        --------  --------  ------   ---------      --------
Net revenues                               7,990     7,737   1,645        (244)       17,128
Non-interest expenses                      6,015     6,800   1,344          80 (5)    14,239
                                        --------  --------  ------   ---------      --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $  1,975  $    937  $  301   $    (324)     $  2,889
                                        ========  ========  ======   =========      ========


--------------------------------------------------------------------------------------------

                                                                     CORPORATE
                                            CICG       PCG    MLIM       ITEMS (1)     TOTAL
                                        --------  --------  ------   ---------      --------
NINE MONTHS ENDED
SEPTEMBER 29, 2000

Non-interest revenues                   $  8,504  $  8,064  $1,790   $    (174)(2)  $ 18,184
Net interest revenue(3)                    1,156     1,178      57         (74)(4)     2,317
                                        --------  --------  ------   ---------      --------
Net revenues                               9,660     9,242   1,847        (248)       20,501
Non-interest expenses                      6,619     8,014   1,444          15 (6)    16,092
                                        --------  --------  ------   ---------      --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                $  3,041  $  1,228  $  403   $    (263)     $  4,409
                                        ========  ========  ======   =========      ========

----------------------------------------------------------------------------------------------------------------------

(1) Including intersegment eliminations.
(2) Primarily represents the elimination of intersegment revenues.
(3) Management views interest income net of interest expense in evaluating results.
(4) Represents Mercury financing costs.
(5) Represents goodwill amortization of $156 million and September 11th - related expenses of $88 million, net of elimination of intersegment expenses of $164 million.
(6) Represents goodwill amortization of $162 million, net of elimination of intersegment expenses of $147 million.

--------------------------------------------------------------------------------
NOTE 4.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        ------------------------     -----------------------
                                                        SEPT. 28,       SEPT. 29,    SEPT. 28,      SEPT. 29,
                                                            2001            2000         2001           2000
                                                        --------        --------     --------       --------

Net earnings                                              $  422           $ 885      $ 1,837        $ 2,907
                                                          ------           -----      -------        -------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                            (36)            (22)         (47)           (89)
  Net unrealized gain (loss) on investment
    securities available-for-sale                           (202)              1         (209)            58
  Deferred gain on cash flow hedges                           56               -           95              -
                                                         -------           -----      -------        -------
  Total other comprehensive loss, net of tax                (182)            (21)        (161)           (31)
                                                         -------           -----      -------        -------
Comprehensive income                                     $   240           $ 864        1,676        $ 2,876
                                                         =======           =====      =======        =======
------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

(dollars in millions)
---------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            ------------------------            -------------------------
                                            SEPT. 28,       SEPT. 29,           SEPT. 28,        SEPT. 29,
                                                2001            2000                2001             2000
                                            --------        --------            --------         --------

Net earnings                                $    422        $    885            $  1,837         $  2,907
Preferred stock dividends                         10              10                  29               29
                                            --------        --------            --------         --------
Net earnings applicable to
  common stockholders                       $    412        $    875            $  1,808         $  2,878
                                            ========        ========            ========         ========
(shares in thousands)
Weighted-average shares outstanding          845,841         805,855             839,810          793,716
                                            --------        --------            --------         --------
Effect of dilutive instruments(1)(2):
   Employee stock options                     46,547          75,208              56,995           67,650
   FCCAAP shares                              26,947          30,602              27,435           29,384
   Restricted Units                           15,090          17,353              14,449           14,164
   ESPP shares                                    44              30                  64               79
                                            --------        --------            --------         --------
   Dilutive potential common shares           88,628         123,193              98,943          111,277
                                            --------        --------            --------         --------
Total weighted-average diluted shares        934,469         929,048             938,753          904,993
                                            ========        ========            ========         ========
---------------------------------------------------------------------------------------------------------
Basic earnings per common share             $   0.49        $   1.09            $   2.15         $   3.63
Diluted earnings per common share           $   0.44        $   0.94            $   1.93         $   3.18
---------------------------------------------------------------------------------------------------------

(1) During the 2001 and 2000 third quarter there were 52 million and 0 instruments, respectively, that were considered antidilutive and not included in the above computations.
(2) See Note 11 to Consolidated Financial Statements in the 2000 Annual Report included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 6.  COMMITMENTS AND OTHER CONTINGENCIES
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch enters into underwriting commitments and commitments to extend credit. At September 28, 2001, Merrill Lynch had commitments to extend credit of $32.0 billion, compared to $31.1 billion at December 29, 2000. Included in these amounts are $14.9 billion and $11.1 billion, respectively of liquidity facilities related to certain structured products. The remainder is comprised of commercial paper back-up lines of credit, syndicated loans, mortgages and other institutional and retail commitments to extend credit.

As of September 28, 2001, Merrill Lynch has been named as parties in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period. Refer to Part II - Other Information for additional information on legal proceedings.

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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items arising from customer transactions. At September 28, 2001, MLPF&S's regulatory net capital of $2,870 million was 15% of aggregate debit items, and its regulatory net capital in excess of the minimum required was $2,489 million.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 28, 2001, MLI's financial resources were $4,780 million, exceeding the minimum requirement by $1,057 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 28, 2001, MLGSI's liquid capital of $1,263 million was 207% of its total market and credit risk, and liquid capital in excess of the minimum required was $530 million.

Banking Regulation

Two of the direct subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), an FDIC-insured Utah chartered depository institution, and Merrill Lynch Bank & Trust Co. ("MLB&T"), an FDIC-insured New Jersey chartered depository institution, are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC regulations establishes levels of Risk Based Capital ("RBC") each institution must maintain. RBC is defined as the ratio of (i) Tier 1 capital or Total capital to (ii) risk-weighted assets, as those terms are defined in the FDIC regulations. At September 28, 2001, MLBUSA had a Tier I

RBC ratio of 11.12% and a Total RBC ratio of 11.84% and MLB&T had a Tier I RBC ratio of 12.67% and a Total RBC ratio of 12.68%. At September 28, 2001 MLBUSA had Tier I capital of $3,553 million and MLB&T had Tier I capital of $1,030 million.

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

As a result of these transactions, MLBUSA has been able to reduce risk-weighted assets by $20,186 million at September 28, 2001, thereby increasing its Tier I and Total RBC ratios by 431 basis points and 458 basis points, respectively. MLB&T has been able to reduce risk-weighted assets by $2,091 million at September 28, 2001, thereby increasing its Tier I and Total RBC ratios by 259 basis points. These structures have not resulted in a material change in the distribution or concentration of risk in the retained portfolio.

--------------------------------------------------------------------------------
NOTE 8.  SEPTEMBER 11 - TERRORIST ATTACKS
--------------------------------------------------------------------------------

On September 11th terrorists attacked the World Trade Center complex, which subsequently collapsed and damaged surrounding buildings, including some occupied by Merrill Lynch. These events precipitated the temporary relocation of approximately 9,000 employees from Merrill Lynch's global headquarters in the North Tower of the World Financial Center, and from offices at 222 Broadway and the South Tower of the World Financial Center.

Merrill Lynch is in the process of reoccupying and reestablishing business operations in the North Tower, has reoccupied 222 Broadway, and is restoring the South Tower. Although some of Merrill Lynch's businesses were temporarily disrupted, all its businesses are now functioning and serving clients worldwide. In certain instances, Merrill Lynch is utilizing temporary locations and backup infrastructures.

During the quarter ended September 28, 2001, Merrill Lynch recorded September 11th - related expenses of $88 million ($53 million after-tax), which are net of an insurance receivable of $50 million. These expenses include costs related to the write-off of real estate leases and damaged assets; the purchase of some replacement equipment; and employee relocation, which required reconfiguring alternative office facilities, technology, and telecommunications and providing transportation. Merrill Lynch continues to incur additional September 11th - related expenses, including the purchase of additional equipment and the restoration of facilities. Therefore, the full financial impact to Merrill Lynch cannot be currently determined.

Merrill Lynch is insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. During the fourth quarter, Merrill Lynch received its first insurance payment related to September 11th. Merrill Lynch expects to recognize additional insurance receivables in future periods. Insurance payments are based on cash expenditures, which will vary from expense recognition under generally accepted accounting principles.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 28, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 28, 2001 and September 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2001 and September 29, 2000. These financial statements are the responsibility of Merrill Lynch's management.

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

November 9, 2001

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous uncontrollable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility of financial markets and the order flow and revenues in businesses such as brokerage and trading.

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

MERRILL   LYNCH   UNDERTAKES   NO   RESPONSIBILITY   TO  UPDATE  OR  REVISE  ANY
FORWARD-LOOKING STATEMENTS.


--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------


The weakness in global financial markets during the first half of 2001 worsened during the third quarter. Prior to September 11th the financial markets reflected the usual summer slowdown, a global economic downturn as well as decreased corporate profits. The September 11th attack on the World Trade Center resulted in the closure of the U.S. equity markets for four consecutive business days. In the immediate aftermath of the market close, trading volumes increased, but these volumes have not been sustained and the economic outlook has deteriorated as evidenced by a decrease in consumer confidence levels and declines in corporate earnings.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, slipped from 5.40% to 4.59% during the quarter. The yield on the longer-term 30-year Treasury bond fell to 5.43% during the quarter, from 5.75% at the end of the 2001 second quarter. The U.S. Federal Reserve Bank cut 75 basis points off both the federal funds rate and the discount rate during the 2001 third quarter, including a 50 basis point decrease following the events of September 11th. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened in the third quarter of 2001.

U.S. equity indexes declined across the board, as the U.S. economy remained weak. The Nasdaq Composite Index declined 30.7% in the third quarter and 59.2% from the same period a year ago. The Dow Jones Industrial Average was down 15.8% in the third quarter, and 16.9% from the end of the third quarter 2000. The S&P 500 declined 15% in the third quarter, and dropped 27.5% from the end of the 2000 third quarter.

The Dow Jones World Index declined 15.6% in the third quarter of 2001, and 30.4% since the same period a year ago. The stock market in Japan, as measured by the Dow Jones Global Index, was down 21.5% in yen terms during the 2001 third quarter. Central banks in the United States, European Union, the United Kingdom and Switzerland cut interest rates during the quarter in an attempt to revive their economies.

Global stock and debt issuance volumes were virtually unchanged from the year-ago quarter, but were down 24.2% from the second quarter of 2001. Global debt underwriting volume was up 8.1% from the 2000 third quarter level, but was down 21.1% from the strong second quarter of 2001. Global equity underwriting volume declined approximately 49% from the 2000 third quarter and 2001 second quarter. Falling stock prices and lack of investor demand following September 11th contributed to the decline.

Merger and acquisition activity remained at low levels in the third quarter as a result of the global economic slowdown. In addition, the events of September 11th slowed deal-making to a near standstill. Both global and U.S. announced merger and acquisition volumes dropped approximately 46% from the third quarter of 2000, according to Thomson Financial Securities Data.


--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                       -----------------------------            --------------------------
(dollars in millions,                      SEPT. 28,       SEPT. 29,            SEPT. 28,         SEPT. 29,
except per share amounts)                      2001            2000                 2001              2000
----------------------------------------------------------------------------------------------------------

Total revenues                             $  8,929        $ 10,848             $ 31,183          $ 33,191
Net revenues                                  5,145           6,144               17,128            20,501
Pre-tax operating earnings(1)                   774           1,311                2,977             4,409
Operating earnings, before September
    11th- related expenses                      475             885                1,890             2,907
Net earnings                                    422             885                1,837             2,907
Operating earnings per common share:(1)
    Basic                                      0.55            1.09                 2.21              3.63
    Diluted                                    0.50            0.94                 1.99              3.18
Earnings per common share:
    Basic                                      0.49            1.09                 2.15              3.63
    Diluted                                    0.44            0.94                 1.93              3.18
Annualized return on average common
   stockholders' equity - operating basis(1)    9.1 %          21.6 %               12.6 %            25.9 %
Operating pre-tax profit margin(1)             15.0            21.3                 17.4              21.5

----------------------------------------------------------------------------------------------------------

(1) Excludes the impact of September 11th-related expenses.

Merrill Lynch's net earnings were $422 million for the 2001 third quarter, 52% lower than the $885 million reported in the third quarter of 2000. Earnings per common share were $0.49 basic and $0.44 diluted, compared with $1.09 basic and $0.94 diluted in the 2000 third quarter. Third quarter 2001 results include $152 million of severance expenses, compared to $70 million of such expenses in the 2000 third quarter. Third quarter 2001 earnings were reduced by six cents per diluted share as a result of $88 million of pre-tax expenses ($53 million after-tax) related to the September 11th attack on the World Trade Center. Details of these expenses are discussed in Non-Interest Expenses.

Operating earnings, which are earnings excluding September 11th - related expenses, were $475 million, or $0.50 per diluted share, compared with $885 million or $0.94 per diluted share in last year's third quarter. The operating pre-tax profit margin for the quarter, on the same basis, was 15.0%, down from 21.3% in the third quarter of 2000.

Net revenues for the 2001 third quarter were $5.1 billion, 16% below the third quarter of 2000. The decline in revenues was due primarily to lower commissions resulting from a decline in client transaction volumes as well as reduced equity trading revenues. Compensation and benefits expenses, which were 53.6% of net revenues in the third quarter of 2001, included severance costs of $152 million. Excluding severance costs in 2001 and 2000, compensation and benefits expenses were 50.6% of net revenues in the 2001 third quarter, compared with 50.1% in last year's third quarter. Excluding September 11th-related expenses, non-compensation expenses were $1.6 billion in the 2001 third quarter, down 4% from the comparable period a year ago.

For the first nine months of 2001, net earnings were $1.8 billion, compared to $2.9 billion for the corresponding period in 2000. Net revenues were $17.1 billion, down 16% from the first nine months of 2000. Year-to-date operating earnings were $1.9 billion, 35% lower than the first nine months of 2000. Included in these results are severance expenses of $281 million and $70 million, respectively, for the first nine months of 2001 and 2000. The effect of declining revenues on operating earnings was limited by a 12% reduction in year-to-date expenses, including a 6% reduction in non-compensation costs.

Year-to-date earnings per common share were $2.15 basic and $1.93 diluted, compared with $3.63 basic and $3.18 diluted for the first nine months of 2000. Excluding the impact of September 11th-related expenses, basic and diluted earnings per common share were $2.21 and $1.99, respectively and annualized year-to-date return on average common stockholder's equity was 12.6%.

As a result of current market conditions, management has announced its intention to accelerate actions throughout all businesses to respond to the current environment. Business reviews are underway to determine the appropriate sizing of each business and to identify opportunities to increase productivity and earnings through improved allocation of resources. These reviews are expected to be completed by the end of 2001 and may result in additional expenses.

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

Certain MLIM and CICG products are distributed by PCG distribution channels, and to a lesser extent, certain MLIM products are distributed through the distribution capabilities of CICG. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities are in place and the results of each segment reflect the agreed upon portion of these activities. The operating results of the segments exclude certain corporate items and represent the information that is relied upon by management in their decision-making processes. Restatements occur to reflect reallocations of revenues and expenses, which result from changes in Merrill Lynch's business strategy and structure.

Severance costs are included in the results of each business segment. September 11th - related expenses are included in the Corporate segment.

--------------------------------------------------------------------------------
CORPORATE AND INSTITUTIONAL CLIENT GROUP
--------------------------------------------------------------------------------

CICG'S RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                               FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                               --------------------------                    -------------------------
                               SEPT. 28,         SEPT. 29,         %         SEPT. 28,       SEPT. 29,        %
(dollars in millions)              2001              2000        (Dec.)          2001            2000       (Dec.)
-----------------------------------------------------------------------------------------------------------------

Commissions                    $    496          $    584         (15)%      $  1,655        $  1,933         (14)%
Principal transactions and
    net interest profit             905             1,138         (20)          3,562           4,720         (25)
Investment banking                  748               758          (1)          2,416           2,417          -
Other revenues                       99               263         (62)            357             590         (39)
                               --------          --------                    --------        --------
    Total net revenues         $  2,248          $  2,743         (18)       $  7,990        $  9,660         (17)
                               --------          --------                    --------        --------
Pre-tax earnings               $    485          $    847         (43)       $  1,975        $  3,041         (35)
                               --------          --------                    --------        --------
Pre-tax profit margin              21.6%             30.9%                       24.7%           31.5 %
-----------------------------------------------------------------------------------------------------------------

CICG faced a difficult operating environment in the third quarter of 2001, characterized by continued weak equity markets and reduced underwriting activity. Partially offsetting these factors were favorable conditions in the secondary fixed income markets, following reductions of interest rates by the Federal Reserve. Also contributing to the decline on net revenues was the absence of gains on investments compared to the year ago quarter. Net revenues were $2.2 billion for the quarter, compared with $2.7 billion in the third quarter of 2000. CICG's pre-tax earnings were $485 million in the third quarter of 2001, down 43% from the third quarter of 2000. The pre-tax profit margin was 21.6%, compared to 30.9% in the 2000 third quarter.

CICG's year-to-date net revenues were $8.0 billion, down 17% from the comparable period a year ago and year-to-date pre-tax earnings were $2.0 billion, down 35% from the first nine months of 2000. CICG's year-to-date pre-tax margin was 24.7%, down from 31.5% in the same period last year.

CLIENT FACILITATION AND TRADING
Commissions
Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities and commodities, money market instruments and options.

Commissions fell 15% to $496 million in the third quarter of 2001, compared to the year-ago period. On a year-to-date basis, commissions revenues decreased 14% to $1.7 billion, compared to the first nine months of 2000. These declines are due primarily to lower equity trading volumes.

Principal transactions and net interest profit

---------------------------------------------------------------------------------------------------------------------
                                   FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                   --------------------------                   -------------------------
                                   SEPT. 28,      SEPT. 29,       % INC.        SEPT. 28,       SEPT. 29,      % INC.
(dollars in millions)                  2001           2000        (DEC.)            2001            2000       (DEC.)
---------------------------------------------------------------------------------------------------------------------

Equities and equity derivatives    $    278       $    656         (58)%        $  1,459        $  3,099        (53)%
Debt and debt derivatives               627            482          30             2,103           1,621         30
                                   --------       --------                      --------        --------
Total                              $    905       $  1,138         (20)         $  3,562        $  4,720        (25)
---------------------------------------------------------------------------------------------------------------------

Principal transactions and net interest profit includes realized and unrealized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal. Changes in the composition of trading inventories and hedge positions can cause the recognition of principal transactions and net interest profit to fluctuate.

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

Principal transactions and net interest profit were $905 million in the third quarter of 2001, down 20% from $1.1 billion in the third quarter of 2000. The decline in revenues was due primarily to reduced equity trading revenues, which was partially offset by an increase in debt trading revenues. Equity trading revenues declined as a result of lower transaction volumes, due in part to the closure of markets and business disruption in the aftermath of September 11th. Revenues were also impacted by reduced volatility before September 11th and the continued effect of lower stock prices on revenues from principal-traded markets. Debt trading revenues in the third quarter increased due primarily to derivatives and government bonds, as both businesses benefited from a steepening yield curve and declining interest rates. These increases were partially offset by markdowns in selected non-investment grade assets.

On a year-to-date basis, principal transactions and net interest profit were down 25% compared to the same period a year ago, as a significant decrease in equity and equity derivatives revenues more than offset the 30% increase in debt trading revenues. Debt trading revenues benefited from improved results in debt derivatives, investment grade and government debt trading, partially offset by reductions in emerging markets trading revenues. Results also reflect the positive impact of the first quarter 2001 sale of certain energy-trading assets.

Investment Banking

---------------------------------------------------------------------------------------------------------------
                               FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                               --------------------------                   -------------------------
                               SEPT. 28,        SEPT. 29,     % INC.        SEPT. 28,     SEPT. 29,       % INC.
(dollars in millions)              2001             2000      (DEC.)            2001          2000        (DEC.)
---------------------------------------------------------------------------------------------------------------

Debt underwriting              $    136         $    131          4%        $    503      $    306           64%
Equity underwriting                 318              359        (11)           1,022         1,166          (12)
                               --------         --------                    --------      --------
  Total underwriting                454              490         (7)           1,525         1,472            4
Strategic advisory services         294              268         10              891           945           (6)
                               --------         --------                    --------      --------
Total                          $    748         $    758         (1)        $  2,416      $  2,417            -
---------------------------------------------------------------------------------------------------------------

Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity securities as well as loan syndication and commitment fees.

Underwriting revenues in the third quarter of 2001 were $454 million, down 7% from $490 million in the third quarter of 2000. This decrease was due primarily to a 11% decline in equity underwriting revenues, which resulted from an industry-wide slowdown in equity issuances. Despite lower revenues, Merrill
Lynch continued to demonstrate leadership in debt and equity origination, ranking #1 in both global debt and global equity and equity-linked underwriting for the third quarter of 2001. In global equity underwriting, gains in market share during the third quarter were driven by leadership in equity-linked products, the global diversity of issuing clients and by Merrill Lynch's global distribution capability. Merrill Lynch also benefited from strong market shares in Europe and Asia.

Year-to-date underwriting revenues increased 4% from the comparable year-ago period to $1.5 billion. Significant increases in debt underwriting revenues more than offset the decrease in equity underwriting revenues. Merrill Lynch had year-to-date market shares of 11.9% and 15.5% in global debt and equity and global equity and equity-linked underwriting, respectively. Merrill Lynch's underwriting market share information based on transaction value follows:

--------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS ENDED
                                                   -----------------------------------------------------------
                                                          SEPT. 2001                          SEPT. 2000
                                                   -----------------------             -----------------------
                                                   MARKET                              MARKET
                                                    SHARE             RANK              SHARE             RANK
                                                   ------             ----             ------             ----

GLOBAL PROCEEDS
      Debt and equity                                11.4%               1               13.3%               1
      Debt                                           10.4                1               13.0                1
      Equity and equity-linked                       23.5                1               14.1                2
U.S. PROCEEDS
      Debt and equity                                12.4%               1               15.2%               1
      Debt                                           11.4                1               15.1                1
      Equity and equity-linked                       25.3                1                8.2                4
--------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

--------------------------------------------------------------------------------------------------------------
                                                               FOR THE NINE MONTHS ENDED
                                                   -----------------------------------------------------------
                                                          SEPT. 2001                       SEPT. 2000
                                                   -----------------------             -----------------------
                                                   MARKET                              MARKET
                                                    SHARE             RANK              SHARE             RANK
                                                   ------             ----             ------             ----
GLOBAL PROCEEDS
      Debt and equity                                11.9%               1               11.6%               1
      Debt                                           11.5                1               11.9                1
      Equity and equity-linked                       15.5                1                9.2                4
U.S. PROCEEDS
      Debt and equity                                14.0%               1               14.6%               1
      Debt                                           13.4                1               14.4                1
      Equity and equity-linked                       19.2                1                9.8                5

--------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $294 million in the third quarter of 2001, up 10% from the third quarter of 2000. On a year-to-date basis, Merrill Lynch ranked #2 with a market share of 26.5% in global announced transactions while advising on 12 of the top 25 transactions so far this year. Merrill Lynch improved its market share in U.S. completed transactions, with a 38.2% market share in the first nine months of 2001. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

--------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS ENDED
                                                   -----------------------------------------------------------
                                                          SEPT. 2001                       SEPT. 2000
                                                   ---------------------               -----------------------
                                                   MARKET                              MARKET
                                                    SHARE           RANK                SHARE             RANK
                                                   -------          ----               ------             ----
COMPLETED TRANSACTIONS
     Global                                          25.7%             3                 26.1%               3
     U.S.                                            28.9              3                 19.3                4
ANNOUNCED TRANSACTIONS
     Global                                          38.8%             2                 14.9%               6
     U.S.                                            51.5              2                 12.5                7
--------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

--------------------------------------------------------------------------------------------------------------
                                                                 FOR THE NINE MONTHS ENDED
                                                   -----------------------------------------------------------
                                                          SEPT. 2001                       SEPT. 2000
                                                   ---------------------               -----------------------
                                                   MARKET                              MARKET
                                                    SHARE           RANK                SHARE             RANK
                                                   -------          ----               ------             ----
COMPLETED TRANSACTIONS
     Global                                          29.9%             2                 35.3%               3
     U.S.                                            38.2              2                 32.1                3
ANNOUNCED TRANSACTIONS
     Global                                          26.5%             2                 22.2%               4
     U.S.                                            33.2              3                 27.9                3
--------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
Other revenues, which include investment gains and losses and partnership distributions, declined 62% to $99 million in the third quarter of 2001, compared with the 2000 third quarter. On a year-to-date basis, other revenues declined 39%, compared to the comparable period in 2000. These declines are due primarily to lower gains on investments.



--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

PCG'S RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                    --------------------------                  --------------------------
                                    SEPT. 28,        SEPT. 29,    % INC.        SEPT. 28,         SEPT. 29,    % INC.
(dollars in millions)                    2001            2000     (DEC.)            2001              2000     (DEC.)
--------------------------------------------------------------------------------------------------------------------
Commissions                         $     667        $    978       (32)%       $  2,301          $  3,348       (31)%
Principal transactions and
     new issue revenue                    328             458       (28)           1,199             1,685       (29)
Asset management and
     portfolio service fees               915             946        (3)           2,756             2,803        (2)
Net interest profit                       500             413        21            1,335             1,178        13
Other revenues                             42              50       (16)             146               228       (36)
                                    ---------        --------                   --------          --------
     Total net revenues             $   2,452        $  2,845       (14)        $  7,737          $  9,242       (16)
                                    ---------        --------                   --------          --------
Pre-tax earnings                    $     274        $    388       (29)        $    937          $  1,228       (24)
                                    ---------        --------                   --------          --------
Pre-tax profit margin                    11.2%           13.6%                      12.1%             13.3%
--------------------------------------------------------------------------------------------------------------------

PCG continued to be impacted by reduced client transaction volumes for much of the third quarter due to the uncertain market environment and the usual summer slowdown. Third quarter 2001 net revenues for PCG were $2.5 billion, 14% below the third quarter of last year and pre-tax earnings were $274 million, 29% lower than the third quarter of 2000. PCG's pre-tax margin was 11.2%, compared to 13.6% in the year-ago quarter. PCG's results were stronger in the United States than outside. In the United States, PCG's pre-tax earnings for the 2001 third quarter were $314 million, 17% below year-ago levels, on net revenues that were 11% below the 2000 third quarter. Outside the United States, PCG posted a pre-tax loss of $40 million in the third quarter of 2001, compared with a pre-tax profit of $11 million in the year-ago quarter. The decrease in non-U.S. quarterly earnings was due to the inclusion of Merrill Lynch's share of the loss on the Merrill Lynch HSBC joint venture in the 2001 third quarter as well as a decline in global trading volumes.

PCG's year-to-date net revenues were $7.7 billion, down 16% from the corresponding period in 2000 and pre-tax earnings were $937 million, 24% lower than the first nine months of 2000. PCG's year-to-date pre-tax margin was 12.1%, compared with 13.3% in the same period a year ago. In the United States, PCG's pre-tax earnings for the first nine months of 2001 were $988 million, 8% below year-ago levels, on net revenues that were 13% below the first nine months of 2000. Outside the United States, PCG posted a pre-tax loss of $51 million in the first nine months of 2001, compared with a pre-tax profit of $155 million in the year-ago period. The decline in non-U.S. pre-tax earnings in the 2001 period was the result of lower global trading volumes and the inclusion of Merrill Lynch's share of the loss on the Merrill Lynch HSBC joint venture.


PCG employed approximately 18,000 financial advisors at the end of the 2001 third quarter, down from 20,200 at the end of 2000. The reduction is the result of attrition, significantly reduced hiring and the consolidation of offices.

Commissions
Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenue declined 32% to $667 million in the third quarter of 2001 from $978 million in the third quarter of 2000. Commissions revenue for the first nine months of 2001 were $2.3 billion, 31% lower than the comparable period in 2000. These decreases were primarily due to a global decline in client transaction volumes, particularly in equities and mutual funds. In addition, as assets have moved from traditional transaction-priced accounts to asset-priced services, there has been a shift in revenue from commissions to portfolio service fees.

Principal transactions and new issue revenues
PCG's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities as well as selling concessions on debt and equity products.

Principal transactions and new issue revenues declined 28% to $328 million in the 2001 third quarter, as trading and equity new issue volume declined in a less favorable market environment, compared to the third quarter of 2000. Year-to-date revenues similarly decreased from $1.7 billion in 2000 to $1.2 billion in 2001.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited Advantage (Service Mark) and Merrill Lynch Consults(Registered Trademark) and servicing fees related to such accounts.

Asset management and portfolio service fees declined 3% in the third quarter and 2% in the first nine months of 2001 compared to the year-ago periods. These declines are due primarily to a market-driven decline in assets in asset-priced accounts.

An analysis of changes in assets in Private Client accounts from September 29, 2000 to September 28, 2001 is detailed below:

---------------------------------------------------------------------------------------------------
                                                             NET CHANGES DUE TO
                                                   --------------------------------------
                                      SEPT. 29,          NEW              ASSET            SEPT. 28,
  (dollars in billions)                   2000          MONEY          DEPRECIATION            2001
---------------------------------------------------------------------------------------------------
Assets in Private Client accounts     $  1,565          $  84              $(351)          $  1,298
---------------------------------------------------------------------------------------------------

Total assets in U.S. Private Client accounts declined 17% from the end of the 2000 third quarter, to $1.2 trillion, as a result of market-driven declines, partially offset by net new money inflows of $67 billion. Outside the United States, client assets were $127 billion, with $3 billion of net new money in the 2001 third quarter and $17 billion since the end of the 2000 third quarter. Total assets in asset-priced accounts were $189 billion at the end of the 2001 third quarter, a decrease of 14% from the third quarter of 2000.

Net interest profit
Interest revenue for PCG is derived primarily from interest earned on the investment portfolio, primarily related to Merrill Lynch's U.S. banks, as well as interest earned on margin and other loans. Interest expense consists of interest paid on bank deposits and other borrowings.

Net interest profit was $500 million in the 2001 third quarter, up 21% from $413 million in the third quarter of 2000. Net interest profit for the first nine months of 2001 was $1.3 billion, 13% higher than in the comparable period of 2000. The increases in net interest profit resulted from growth in deposits and the related investment portfolios at Merrill Lynch's U.S. banks as well as an increase in investment portfolio spreads, particularly following the rate cuts by the Federal Reserve.

Other revenues
Other revenues, which is primarily comprised of investment gains, decreased 16% from the 2000 third quarter to $42 million in the third quarter of 2001. For the first nine months of 2001, other revenues were $146 million, compared to $228 million in the year-ago period.



--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM'S RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
                                   FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                   --------------------------                   -------------------------
                                   SEPT. 28,        SEPT. 29,          %        SEPT. 28,         SEPT. 29,        %
(dollars in millions)                  2001             2000        (DEC.)          2001              2000       (DEC.)
----------------------------------------------------------------------------------------------------------------------
Commissions                        $     68         $    102          (33)%     $    227           $   324         (30)%
Asset management fees                   416              462          (10)         1,301             1,399          (7)
Other revenues                           31               51          (39)           117               124          (6)
                                   --------         --------                    --------           -------
     Total net revenues            $    515         $    615          (16)      $  1,645           $ 1,847         (11)
                                   --------         --------                    --------           -------
Pre-tax earnings                   $     91         $    150          (39)      $    301           $   403         (25)
                                   --------         --------                    --------           -------
Pre-tax profit margin                  17.7%            24.4%                       18.3%             21.8%
----------------------------------------------------------------------------------------------------------------------

MLIM's financial results were affected by a market-driven decline in assets under management. Net revenues in the 2001 third quarter were $515 million, 16% below the third quarter of last year. Pre-tax earnings were $91 million in the third quarter of 2001, 39% lower than the 2000 third quarter. The pre-tax profit margin was 17.7%, compared with 24.4% in the third quarter of 2000.

Year-to-date, MLIM's net revenues were $1.6 billion, down 11% from the year-ago period and pre-tax earnings were $301 million, 25% lower than the first nine months of 2000. MLIM's year-to-date pre-tax margin was 18.3%, down from 21.8% for the same period last year.

Commissions
Commissions for MLIM predominately consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent fees for promoting and distributing mutual funds ("12b-1 fees").

Commissions revenues declined 33% to $68 million in the 2001 third quarter due to the impact of lower market values of mutual funds. Year-to-date 2001, commissions revenues decreased 30% from the same period a year ago.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds as well as performance fees earned by MLIM.

Asset management fees were $416 million, a decline of 10% from the third quarter of 2000 due primarily to a market-driven decline in assets under management. Assets under management totaled $507 billion at the end of the third quarter, down 11% from the third quarter of 2000. MLIM's assets under management include taxable and tax-exempt money market funds. Predominately all of the revenue for these funds is included in the results of PCG. These funds totaled $81 billion at September 28, 2001. MLIM attracted $4 billion and $15 billion of net new money into assets under management during the third quarter and nine months of 2001, respectively. On a year-to-date basis, asset management fees decreased 7% to $1.3 billion.

An analysis of changes in assets under management from September 29, 2000 to September 28, 2001 is as follows:

--------------------------------------------------------------------------------------------------------
                                                           NET CHANGES DUE TO
                                              --------------------------------------------
                                 SEPT. 29,         NEW         ASSET                            SEPT. 28,
(dollars in billions)                2000         MONEY     DEPRECIATION (1)  OTHER(2)              2001
--------------------------------------------------------------------------------------------------------
Assets under management          $    571         $  27          $ (80)       $   (11)          $    507
--------------------------------------------------------------------------------------------------------

(1) Includes ($2) billion impact of foreign exchange.
(2) Includes reinvested dividends of $10 billion and net outflows of $21 billion of retail money market funds which were transferred to bank deposits at Merrill Lynch's U.S. banks.


Other Revenues
Other revenues, which primarily include net interest profit and investment gains, decreased 39% from the third quarter of 2000 to $31 million in the third quarter of 2001. On a year-to-date basis, other revenues decreased 6% to $117 million.

--------------------------------------------------------------------------------
NON-INTEREST EXPENSES
--------------------------------------------------------------------------------

Merrill Lynch's non-interest expenses are summarized below:

-------------------------------------------------------------------------------------------------------------
                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  --------------------------        -------------------------
                                                  SEPT. 28,         SEPT. 29,       SEPT. 28,        SEPT. 29,
(dollars in millions)                                 2001              2000            2001             2000
                                                  --------          --------        --------         --------
Compensation and benefits                         $  2,757          $  3,146        $  8,978         $ 10,572
                                                  --------          --------        --------         --------
Non-compensation expenses:
      Communications and technology                    529               542           1,695            1,710
      Occupancy and related depreciation               280               251             820              762
      Advertising and market development               165               205             575              713
      Brokerage, clearing, and exchange fees           219               206             697              672
      Professional fees                                115               147             408              462
      Goodwill amortization                             53                52             156              162
      Other                                            253               284             822            1,039
                                                  --------          --------        --------         --------
Total non-compensation expenses, excluding
 September 11th-related expenses                     1,614             1,687           5,173            5,520
      September 11th-related expenses                   88                 -              88                -
                                                  --------          --------        --------         --------
Total non-compensation expenses                      1,702             1,687           5,261            5,520
                                                  --------          --------        --------         --------
Total non-interest expenses                       $  4,459          $  4,833        $ 14,239         $ 16,092
                                                  ========          ========        ========         ========

Compensation and benefits
      as a percentage of net revenues                 53.6%             51.2%           52.4%            51.6%
Non-compensation expenses, excluding
      September 11th-related expenses, as a
      percentage of net revenues                      31.4              27.5            30.2             26.9
-------------------------------------------------------------------------------------------------------------

Compensation and benefits decreased 12% from the 2000 third quarter to $2.8 billion. Included in these amounts are severance expenses of $152 million and $70 million in the third quarters of 2001 and 2000, respectively. Compensation and benefits as a percentage of net revenues was 53.6% for the third quarter of 2001 (50.6% excluding severance costs), compared to 51.2% in the year ago quarter (50.1% excluding severance costs). Non-compensation expenses, excluding the September 11th - related costs were 4% lower than the 2000 third quarter. The decrease in expenses is the result of lower business activity as well as actions initiated in the second half of 2000 to contain expenses, consolidate offices, and more effectively allocate resources.

Communications and technology expenses were $529 million, down 2% from the third quarter of 2000 due primarily to reduced systems consulting costs.

Occupancy and related depreciation expense was $280 million, up 12% from the third quarter of 2000 resulting from the new London headquarters building.

Advertising and market development expenses declined $40 million from the 2000 third quarter due to reduced spending on travel and advertising. Travel expenses fell during the quarter due to normal seasonality, curtailment of non-essential travel after September 11th and other actions taken to reduce travel costs.

Brokerage, clearing, and exchange fees were $219 million, up $13 million from the year-ago period.

Professional fees decreased 22% to $115 million primarily due to reduced spending on employment and consulting services.

Goodwill amortization was $53 million in the third quarter of 2001, virtually unchanged from the 2000 third quarter. Other expenses were $253 million, 11% lower than the 2000 third quarter.

September 11th - related expenses of $88 million, which are net of an insurance receivable of $50 million, include estimated costs related to the write-off of damaged assets in lower Manhattan; the purchase of replacement equipment; and the temporary relocation of approximately 9,000 employees, which required reconfiguring technology, telecommunications and alternative office facilities, and providing transportation.

The year-to-date effective tax rate was 31.4%, up from the full-year 2000 rate of 30.4%. The increase in the effective tax rate was primarily attributable to a decrease in lower-taxed non-U.S income.


--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

Management continually monitors and evaluates on a daily basis the level and composition of the balance sheet.

For the first nine months of 2001, average total assets were $427 billion, up 15% from $371 billion for the full-year 2000. Average total liabilities increased 15% to $404 billion from $352 billion for the full-year 2000. The major components in the changes in average total assets and liabilities for the first nine months of 2001 as compared to the full-year 2000 are summarized as follows:

--------------------------------------------------------------------------------------------
(dollars in millions)                                      INCREASE/(DECREASE)        CHANGE
--------------------------------------------------------------------------------------------
AVERAGE ASSETS
     Marketable investment securities                              $37,068               149%
     Receivables under resale agreements and securities
       borrowed transactions                                        15,139                14
     Loans, notes and mortgages (net)                                6,268                48

AVERAGE LIABILITIES
     Deposits                                                      $44,585               129%
     Long-term borrowings                                           14,361                23
     Commercial paper and other short-term borrowings              (12,669)              (53)
     Payables under repurchase agreements and
       securities loaned transactions                               15,198                16
--------------------------------------------------------------------------------------------

The significant growth in deposits in the first nine months of 2001 reflects the cash inflows from certain CMA(Registered Trademark) and other types of accounts from taxable money market funds, which are included in assets under management, to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used by the U.S. banks to fund the growth in marketable investment securities. Additionally, receivables under resale agreements and securities borrowed transactions rose due to increased matched-book activity.

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

At September 28, 2001, Merrill Lynch's equity capital was comprised of $20.7 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities (Service
Mark) ("TOPrS"(Service Mark)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $23.8 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

---------------------------------------------------------------------
                                                          ADJUSTED
                                             LEVERAGE     LEVERAGE
                                                RATIO(1)     RATIO(2)
---------------------------------------------------------------------
PERIOD-END
September 28, 2001                              18.8x        13.1x
December 29, 2000                               19.4x        13.9x

AVERAGE(3)
Nine months ended September 28, 2001            18.8x        13.3x
Year ended December 29, 2000                    19.0x        13.2x
---------------------------------------------------------------------

(1) Total assets to total stockholders' equity and preferred securities issued by subsidiaries.
(2) Total assets less (a) receivables under resale agreements and securities borrowed transactions and (b) securities received as collateral to total stockholders' equity and preferred securities issued by subsidiaries.
(3) Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Commercial paper outstanding totaled $4.5 billion at September 28, 2001 and $14.0 billion at December 29, 2000, which was 1% and 3% of total assets at September 28, 2001 and year-end 2000, respectively. Deposits at Merrill Lynch's banking subsidiaries have increased from $67.6 billion at year-end 2000 to $83.7 billion at September 28, 2001, including $70.4 billion at Merrill Lynch's U.S. banks. The U.S. bank deposits were primarily invested in high quality marketable investment securities. Outstanding long-term borrowings increased to $79.8 billion at September 28, 2001 from $70.2 billion at December 29, 2000. In the second quarter of 2001, Merrill Lynch issued Liquid Yield Option(Trademark) Notes ("LYONs"(Registered Trademark)) due in 2031 totaling $2.4 billion at September 28, 2001. LYONs are zero-coupon senior debt instruments convertible into Merrill Lynch common stock at a premium under certain defined terms and conditions. Major components of the change in long-term borrowings during the first nine months of 2001 follow:

---------------------------------------------
(dollars in billions)
---------------------------------------------
Balance at December 29, 2000            $70.2
Issuances                                28.0
Maturities                              (19.5)
Other, net                                1.1
                                        -----
Balance at September 28, 2001 (1)       $79.8
                                        =====
---------------------------------------------

(1) At September 28, 2001, $54.0 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its core balance sheet assets. As a further enhancement to liquidity, the firm maintains a portfolio of unencumbered U.S. government and agency obligations, and asset-backed securities of high credit quality which was valued at $8.0 billion at September 28, 2001, and $7.5 billion at December 29, 2000. These assets may be sold or pledged to provide immediate liquidity even during periods of adverse market conditions and are in addition to other highly liquid securities that the firm holds for business purposes. Another source of liquidity is a committed, senior, unsecured bank credit facility which at September 28, 2001 totaled $7 billion and was not drawn upon. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

The cost and availability of unsecured financing generally are dependent on credit ratings. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS were rated by several recognized credit rating agencies at September 28, 2001 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, some of which are currently negative.

----------------------------------------------------------------------------------------------------------------
                                                             SENIOR
                                                              DEBT            PREFERRED STOCK            TOPRS
RATING AGENCY                                               RATINGS               RATINGS               RATINGS
----------------------------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA (Low)             Not Rated            Not Rated
Fitch                                                          AA                   AA-                  AA-
Moody's Investors Service, Inc.                                Aa3                  A2                   A1
Rating and Investment Information, Inc.                        AA                   A+                   A+
Standard & Poor's Rating Service                               AA-                  A                    A
----------------------------------------------------------------------------------------------------------------

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate value-at-risk using a 99% confidence level and a two-week holding period for trading and non-trading portfolios. Sensitivities to market risk factors are aggregated and combined with a database of historical biweekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 1% of the time is used as the estimate for the 99% confidence level VaR. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at September 28, 2001 and December 29, 2000 as well as daily average VaR for the three months ended September 28, 2001. Additionally, high and low VaR for the third quarter of 2001 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------
                                                                    DAILY
                                         SEPT. 28,    DEC. 29,     AVERAGE      HIGH         LOW
(dollars in millions)                        2001        2000        3Q01       3Q01        3Q01
------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread    $     56     $    81      $    78      $ 121       $ 52
      Equity                                   67          77           61         83         48
      Commodity                                 -           9            1          5          -
      Currency                                 11          14            8         17          1
      Volatility                               27          34           28         39         22
                                         -------------------------------------------------------
                                              161         215          176
      Diversification benefit                 (51)       (116)         (84)
                                         -------------------------------------------------------
      Overall(2)                         $    110     $    99      $    92      $ 122       $ 76
                                         =======================================================
------------------------------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was $14 million at September 28, 2001 compared with $20 million at December 29, 2000.

Due to systems limitations immediately following September 11th, certain data supporting the daily average VaR was unavailable or only partially available.

Overall VaR at September 28, 2001 was higher than the year-end level as a decrease in the diversification benefit more than offset decreases in all risk categories.

Merrill Lynch's energy trading business, for which VaR has severe limitations as a risk measure, has been excluded from the table above. During the first quarter of 2001, Merrill Lynch sold the majority of its energy-trading assets. Although Merrill Lynch entered into a thirty-month non-compete covenant in connection with this asset sale, some energy-trading positions remain.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

-------------------------------------------------------------------
                                         SEPT. 28,          DEC. 29,
(dollars in millions)                        2001              2000
-------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread    $     70           $    67
      Currency                                 18                23
      Equity                                   47                47
      Volatility                                8                 3
                                         --------           -------
                                              143               140
      Diversification benefit                 (49)              (44)
                                         --------           -------
Overall                                  $     94           $    96
                                         ========           =======

---------------------------------------------------------------------------

(1) Based on a 99% confidence level and a two-week holding period.

Non-trading VaR does not include risk related to Merrill Lynch's $2.4 billion of outstanding LYONs since management expects that the LYONs will be converted to common stock and will not be replaced by fixed income securities. Non-trading VaR decreased slightly since year-end 2000.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrS at September 28, 2001 and December 29, 2000 was $88 million and $138 million, respectively. TOPrS, which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Beginning in 2000, cash flows from client funds in certain CMA and other types of accounts were redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in high credit quality marketable investment securities. The overall VaR for the U.S. banks, driven largely by these securities and based on a 99% confidence interval and a two-week holding period, was $210 million and $113 million at September 28, 2001 and December 29, 2000, respectively. The increase in the banks' VaR is primarily due to the growth in asset levels.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $6.9 billion of collateral) of trading derivatives in a gain position by maturity at September 28, 2001. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other credit exposures, which may be material).

---------------------------------------------------------------------------------------

                           YEARS TO MATURITY                       CROSS-
CREDIT        --------------------------------------------------- MATURITY
RATING(1)            0-3          3-5          5-7       OVER 7  NETTING(2)       TOTAL
---------------------------------------------------------------------------------------
AAA              $ 4,541       $ 1,489     $ 1,124      $ 3,038   $ (1,017)     $ 9,175
AA                 4,076         2,457       1,210        1,669     (3,107)       6,305
A                  3,523         1,764         678        1,387     (1,479)       5,873
BBB                1,110           482         261          521       (361)       2,013
Other                656           513         200          263       (403)       1,229
              -------------------------------------------------------------------------
Total            $13,906       $ 6,705     $ 3,473      $ 6,878   $ (6,367)     $24,595
---------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly-leveraged issuers or counterparties:

--------------------------------------------------------------------------------
(dollars in millions)                                  Sept. 28,         Dec. 29,
                                                           2001             2000
--------------------------------------------------------------------------------
Trading assets:
   Cash instruments                                     $ 4,100          $ 5,227
   Derivatives                                            3,793            3,982
Trading liabilities - cash instruments                     (992)          (1,087)
Collateral on derivative assets                          (2,564)          (1,796)
                                                        -------          -------
Net trading asset exposure                              $ 4,337          $ 6,326
                                                        =======          =======

--------------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 28, 2001, the carrying value of such debt and equity securities totaled $53 million, of which 67% resulted from Merrill Lynch's market-making activities in such securities. This compared with $43 million at December 29, 2000, of which 64% related to market-making activities. Also included are distressed bank loans totaling $255 million and $122 million at September 28, 2001 and December 29, 2000, respectively.


--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

----------------------------------------------------------------------------------------
                                                            Sept. 28,           Dec. 29,
(dollars in millions)                                           2001               2000
----------------------------------------------------------------------------------------

Marketable investment securities                            $    237            $   199
Investments of insurance subsidiaries                            119                136
Loans (net of allowance for loan losses):
  Bridge loans                                                   195                524
  Other loans(1)                                               2,639              2,741
Other investments:
  Partnership interests (2)                                    1,405                993
  Other equity investments (3)                                   149                284
----------------------------------------------------------------------------------------

(1) Represents outstanding loans to 140 and 135 companies at September 28, 2001 and December 29, 2000, respectively.
(2) Includes $883 million and $504 million in investments at September 28, 2001 and December 29, 2000, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Includes investments in 78 and 98 enterprises at September 28, 2001 and December 29, 2000, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

---------------------------------------------------------------------------------------
                                                            SEPT. 28,           DEC. 29,
(dollars in millions)                                           2001               2000
---------------------------------------------------------------------------------------

Additional commitments to invest in partnerships            $    315            $   467
Unutilized revolving lines of credit and other
     lending commitments                                       2,743              3,664
---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board released SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. On April 1, 2001, Merrill Lynch adopted the provisions of this statement that were required to be adopted in the second quarter of 2001. These provisions changed the accounting for certain securities lending transactions. Under the new provisions, when Merrill Lynch acts as the lender in a securities lending agreement and receives securities as collateral that can be pledged or sold, it recognizes on the Consolidated Balance Sheet, the securities received as well as an obligation to return the securities lent. Accordingly, Merrill Lynch's accompanying Consolidated Balance Sheet as of September 28, 2001 separately reflects these assets and liabilities.

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

------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
------------------------------------------------------------------------------------------------------------------------
                                                 3RD QTR.         4TH QTR.        1ST QTR.        2ND QTR.       3RD QTR.
                                                    2000             2000            2001            2001           2001
                                                 -------          -------         -------         -------        -------

CLIENT ASSETS (dollars in billions):
Private Client
        U.S.                                    $  1,417         $  1,337        $  1,254        $  1,318       $  1,171
        Non-U.S.                                     148              140             131             136            127
                                                --------         --------        --------        --------       --------
Total Private Client Assets                        1,565            1,477           1,385           1,454          1,298
MLIM direct sales(1)                                 203              204             179             181            170
                                                --------         --------        --------        --------       --------
Total Client Assets                             $  1,768         $  1,681        $  1,564        $  1,635       $  1,468
                                                ========         ========        ========        ========       ========

ASSETS IN ASSET-PRICED ACCOUNTS                 $    220         $    209        $    193        $    208       $    189

ASSETS UNDER MANAGEMENT:

Retail                                          $    269         $    250        $    233        $    230       $    214
Institutional                                        257              262             250             260            252
Private Investors(2)                                  45               45              42              43             41

Equity                                               337              321             282             286            253
Fixed-income                                         101              108             118             118            119
Money market                                         133              128             125             129            135

U.S.                                                 350              333             319             325            310
Non-U.S.                                             221              224             206             208            197

U.S. BANK DEPOSITS                              $     38         $     55        $     66        $     67       $     70
------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Debt and Equity:
   Volume (dollars in billions)                 $    109         $     79        $    134        $    125       $     93
   Market share                                     13.3%            11.6%           12.5%           11.5%          11.4%
U.S. debt and equity:
   Volume (dollars in billions)                 $     77         $     55        $    113        $    102       $     76
   Market share                                     15.2%            13.0%           16.1%           13.5%          12.4%
------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
   U.S.                                           52,700           51,800          50,400          49,100         47,300
   Non-U.S.                                       20,000           20,200          19,900          19,100         18,600
                                                --------         --------        --------        --------       --------
   Total                                          72,700           72,000          70,300          68,200         65,900
                                                ========         ========        ========        ========       ========

Private Client Financial Advisors                 20,200           20,200          19,500          18,600         18,000
------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT - OPERATING BASIS:(3)
Operating earnings (dollars in millions)        $    885         $    877        $    874        $    541       $    475
Annualized return on average
   common stockholders' equity                      21.6%            20.0%           18.4%           10.7%           9.1%
Earnings per common share:
   Basic                                        $   1.09         $   1.07        $   1.04        $   0.63       $   0.55
   Diluted                                          0.94             0.93            0.92            0.56           0.50
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (dollars in millions):
Total assets                                    $361,691         $407,200        $431,604        $423,071       $448,606
Total stockholders' equity                      $ 17,171         $ 18,304        $ 19,939        $ 20,691       $ 21,090
Book value per common share                     $  20.70         $  21.95        $  23.28        $  24.02       $  24.38
SHARE INFORMATION (in thousands):
Weighted-average shares outstanding:
   Basic                                         805,855          811,943         832,195         841,394        845,841
   Diluted                                       929,048          930,688         937,954         943,836        934,469
Common shares outstanding                        809,069          814,572         838,389         843,772        847,538
------------------------------------------------------------------------------------------------------------------------

(1) Reflects funds managed by MLIM not sold through Private Client channels.
(2) Represents segregated portfolios for individuals, small corporations and institutions.
(3) Excluding September 11th - related expenses.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------
IPO Allocation Cases. On October 22, 2001, the parties entered into a Stipulation of Dismissal to dismiss without prejudice the purported shareholder derivative action described in ML & Co.'s Form 10-Q for the quarter ended June 29, 2001.

Research Cases. Merrill Lynch is one of numerous financial services firms that have been named as defendants in a number of purported class actions involving challenges to the independence of research recommendations issued by firms that both issue research and conduct investment banking. The complaints seek unspecified damages and other relief. Merrill Lynch intends to defend itself vigorously against these actions.

Unilever Case. On October 16, 2001, a trial began in the Commercial Division of the High Court in London, England involving a claim by Unilever Superannuation Trustees Limited as corporate trustee of the Unilever Superannuation Fund (the "Fund") alleging that Mercury Asset Management Ltd ("Mercury") invested assets of the Fund negligently between January 1997 and March 1998. Merrill Lynch acquired Mercury in December 1997 and Mercury's name was changed to Merrill Lynch Investment Managers Limited, which is the defendant in the action. The Fund is seeking (pound)130 million (approximately $190 million at current exchange rates) in damages. The defendant is defending itself vigorously against this action.

Although the ultimate outcome of these actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch, but may be material to Merrill Lynch's operating results for any particular period.


ITEM 5. OTHER INFORMATION
        -----------------

The 2002 Annual Meeting of Stockholders will be held at 10:00 a.m. on Friday, April 26, 2002 at the Merrill Lynch Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 8, 2002 and no later than March 7, 2002. In addition, any stockholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.'s By-Laws, to the Secretary of ML & Co. on or before March 7, 2002. In order to be included in ML & Co.'s proxy statement, stockholder proposals must be received by ML & Co. no later than November 16, 2001.

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

     (12) Statement re: computation of ratios

     (15) Letter re: unaudited interim financial information

 (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

     (i) Current Report dated July 5, 2001 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Institutional Holdings Index due June 28, 2006.

     (ii) Current Report dated July 11, 2001 for the purpose of furnishing notice of a webcast of a conference call scheduled for July 17, 2001 to review ML & Co.'s operating results.

     (iii)Current Report dated July 17, 2001 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and six-month periods ended June 29, 2001.

     (iv) Current Report dated July 24, 2001 for the purpose of announcing the election of E. Stanley O'Neal as president and chief operating officer of ML & Co.

     (v) Current Report dated August 1, 2001 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of June 29, 2001.

     (vi) Current Report dated August 3, 2001 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select Ten Index due July 31, 2006.

     (vii)Current Report dated August 31, 2001 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities due August 29, 2008.

     (viii) Current Report dated September 4, 2001 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s chairman and chief executive officer scheduled for September 10, 2001.

     (ix) Current Report dated September 11, 2001 for the purpose of disclosing the temporary disruption of the securities markets and certain of Merrill Lynch's businesses.

     (x) Current Report dated September 28, 2001 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities based upon the Dow Jones Industrial Average due September 29, 2008.

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






                                                       MERRILL LYNCH & CO., INC.
                                                     ---------------------------
                                                              (Registrant)


Date:   November 9, 2001             By:                /s/   Thomas H. Patrick
                                                     ---------------------------
                                                              Thomas H. Patrick
                                                    Executive Vice President and
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibits

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information