Form 10-K405
period 2001-12-28
MERRILL LYNCH & CO INC
filed 2002-03-14
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2001	Commission file number 1-7182

Merrill Lynch & Co., Inc. (Exact name of Registrant as specified in its charter)

Delaware	13-2740599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center	10080
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 449-1000 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.33 1/3 and attached Rights to Purchase	New York Stock Exchange; Chicago Stock
Series A Junior Preferred Stock.	Exchange; Pacific Exchange; Paris Stock Exchange; London Stock Exchange; and Tokyo Stock Exchange

Depositary Shares representing 1/400th share of 9% Cumulative Preferred	New York Stock Exchange
Stock, Series A. Nikkei 225 Market Index Target-Term Securities (“MITTS Securities”) due June 14, 2002; S&P 500 MITTS Securities due September 16, 2002; MITTS Securities based upon the Dow Jones Industrial Average (the “Dow Jones”) due January 14, 2003; S&P 500 MITTS Securities due September 28, 2005; Top Ten Yield MITTS Securities due August 15, 2006; S&P 500 Inflation Adjusted MITTS Securities due September 24, 2007.

Nikkei 225 MITTS Securities due September 20, 2002; Major 8 European	American Stock Exchange
MITTS Securities due August 30, 2002; Major 11 International MITTS Securities due December 6, 2002; Russell 2000 MITTS Securities due September 30, 2004; Global MITTS Securities due December 22, 2004; S&P 500 MITTS Securities due July 1, 2005; Nikkei 225 MITTS Securities due September 21, 2005; Energy Select Sector SPDR Fund MITTS Securities due February 21, 2006; EuroFund MITTS Securities due February 28, 2006; S&P 500 MITTS Securities due March 27, 2006; Consumer Staples Select Sector SPDR Fund MITTS Securities due April 19, 2006; Select Sector SPDR Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS Securities due May 26, 2006; MITTS Securities based upon the Dow Jones due June 26, 2006; Russell 2000 MITTS Securities due July 21, 2006; Nikkei 225 MITTS Securities due August 4, 2006; S&P 500 MITTS Securities due August 4, 2006; Energy Select Sector SPDR Fund MITTS Securities due September 20, 2006; MTN, Series B, Stock-Linked Notes due November 28, 2003; Series B, 1.5% Principal Protected Notes due December 15, 2005; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due February 8, 2006; MTN, Series B, 0.25% Callable and Exchangeable Portfolio-Linked Notes due April 27, 2006; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due May 10, 2006; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due July 20, 2006; Telebras Indexed Callable ProGroS Securities due May 19, 2005; Bond Index Notes, Domestic Master Series 1999A due December 23, 2002; Euro Currency Warrants due February 28, 2002; Callable MITTS Securities due October 5, 2007 based upon Semiconductor HOLDRS; Callable MITTS Securities due September 13, 2007 based upon Broadband HOLDRS; Callable Nasdaq-100 MITTS Securities due August 3, 2007; Callable MITTS Securities due August 3, 2007 based upon Biotech HOLDRS; Medium-Term Notes, Series B 2% Callable and Exchangeable Stock-Linked Notes due July 26, 2005 (Linked to the performance of the common stock of Johnson & Johnson); Medium-Term Notes, Series B 7% Stock-Linked Notes due July 8, 2002 (Linked to the performance of the common stock of The Gap, Inc.); Nikkei 225 MITTS Securities due March 30, 2007; Callable MITTS Securities due March 5, 2007 based upon Internet HOLDRS; Medium-Term Notes, Series B 0.50% Callable and Exchangeable Stock-Linked Notes due February 3, 2005 (Linked to the performance of a specified portfolio of common stocks); Medium-Term Notes, Series B 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei 225 MITTS due June 27, 2007; Strategic Return Notes Linked to the Nasdaq-100 Index due November 30, 2004; Strategic Return Notes Linked to the Select Ten Index due May 30, 2006; Strategic Return Notes Linked to the Industrial 15 Index due June 26, 2006; Strategic Return Notes Linked to the Institutional Holdings Index due June 28, 2006; Strategic Return Notes Linked to the Select Ten Index due July 31, 2006; 8% Callable Stock Return Income Debt Securities due October 23, 2003, payable at maturity with Cisco Systems, Inc. common stock; 9% Callable Stock Return Income Debt Securities due October 23, 2003, payable at maturity with Sun Microsystems, Inc. common stock; Strategic Return Notes Linked to the Select Ten Index due November 2, 2006; 8% Callable STock Return Income Debt Securities due November 21, 2003, payable at maturity with EMC Corporation common stock; Top Ten Yield Market Index Target-Term Securities due August 15, 2006; Strategic Return Notes/SM/ Linked to the Select Ten Index due March 1, 2007; 8% Callable STock Return Income DEbt Securities/SM/ due February 23, 2004, payable at maturity with Applied Materials, Inc. common stock; 6% Callable STock Return Income DEbt Securities/SM/ due February 11, 2004, payable at maturity with Bed Bath & Beyond Inc. common stock; Strategic Return Notes/SM/ Linked to the Biotech-Pharmaceutical Index due February 8, 2007; 9% Callable STock Return Income DEbt Securities/SM/ due February 2, 2004, payable at maturity with JDS Uniphase Corporation common stock; Strategic Return Notes/SM/ Linked to the Industrial 15 Index due February 1, 2007; and 8% Callable STock Return Income DEbt Securities/SM/ due January 29, 2004, payable at maturity with Xilinx, Inc. common stock.

Securities registered pursuant to Section 12(g) of the Act:

S&P 500 Market Index Target-Term Securities (“MITTS Securities”) due June 29, 2007; and S&P 500 MITTS Securities due November 20, 2007; and S&P 500 MITTS Securities due August 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; Enhanced Return Notes Linked to the Nasdaq-100 due February 28, 2003; Enhanced Return Notes/SM/ Linked to the Nasdaq-100 Index/®/ due March 1, 2004; and Market Index Target-Term Securities/®/ based upon the Dow Jones Industrial Average/SM/ due January 16, 2009.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of the close of business on February 26, 2002, there were 852,998,013 shares of Common Stock and 4,195,407 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

As of the close of business on February 26, 2002, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $41.7 billion.

Documents Incorporated By Reference: Merrill Lynch & Co., Inc. 2001 Annual Report to Stockholders and the 2002 Proxy Statement for the Annual Meeting of Stockholders of Merrill Lynch & Co., Inc. dated March 15, 2002, each incorporated by reference in Parts I-IV in this Form 10-K.

PART I

Item 1. Business

Overview

     Merrill Lynch & Co., Inc.,1 a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, banking, and related products and services on a global basis, including:

securities brokerage, trading, and underwriting
investment banking, strategic services (including mergers and acquisitions), and other corporate finance advisory activities asset management
origination, brokerage, dealer and related activities in swaps, options, forwards, exchange-traded futures, other derivatives and foreign exchange products securities clearance and settlement services
equity, debt, foreign exchange, and economic research
private equity investing activities
banking, trust, and lending services, including commercial and mortgage lending and related services insurance underwriting and sales
investment advisory and related record keeping services

     Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small businesses, corporations, governments, governmental agencies, and financial institutions.

     Merrill Lynch’s business has three business segments: the Global Markets & Investment Banking Group (“GMI”) (formerly known as the Corporate and Institutional Client Group (“CICG”)), the Private Client Group (“Private Client”), and Merrill Lynch Investment Managers (“MLIM”). Merrill Lynch provides financial services worldwide through various subsidiaries and affiliates that frequently participate in the facilitation and consummation of a single transaction. This organizational structure is designed to enhance the delivery of services to Merrill Lynch’s diverse global client base and position Merrill Lynch for worldwide growth.

     Merrill Lynch has organized its operations outside the United States into five regions: Europe, Middle East, and Africa; Japan; Asia Pacific; Canada; and Latin America. Merrill Lynch conducts its business from various locations throughout the world. Its world headquarters facility is located at the World Financial Center in New York City and its other principal United States business and operational centers are in New Jersey and Florida. Merrill Lynch has a presence in 37 countries outside the United States, including offices in Buenos Aires, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Madrid, Melbourne, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Tokyo, Toronto, and Zurich.

     Merrill Lynch employed approximately 57,4002 people at the end of 2001. Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December 2001, 2000, and 1999, including the amount of total revenue contributed by classes of similar services that accounted for 10% or more of its consolidated revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch’s operations by segment and geographic area, is set forth in Merrill Lynch’s Consolidated Financial Statements and the Notes thereto in the Merrill Lynch & Co., Inc. 2001 Annual Report to Stockholders (the “Annual Report”) included as an exhibit to this Form 10-K.

     At the end of 2001, total assets in client accounts or under management were approximately $1.5 trillion.

     In 2001, Merrill Lynch achieved strong positions in various industry league tables published by Thomson Financial Securities Data. According to Thomson Financial, in 2001 Merrill Lynch ranked number one in global equity and equity-linked origination and number two in global announced mergers and acquisitions, with increased full-year market shares of 14.4% and 27.4%, respectively. International Financing Review magazine named Merrill Lynch Equity House and Equity-Linked House of the Year.

[1]	Unless the context otherwise requires, the term “Merrill Lynch” means Merrill Lynch & Co., Inc. and its consolidated subsidiaries. The term “ML & Co.” is used herein where appropriate to refer solely to Merrill Lynch & Co., Inc., the parent holding company.
[2]	Excludes 3,200 full-time employees who were terminated at year-end 2001 but who were receiving salary payments and benefits as part of their severance arrangements.

Business Environment

     The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment, and investor sentiment. These conditions or events can significantly affect the volatility and trading volumes of financial markets. Greater volatility increases risk, but could lead to increased order flow and revenues in the trading and brokerage businesses. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility and trading volumes.

     The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, competition from new and established competitors using the internet or other technology to provide financial services, and diminishing margins in many mature products and services. The trend of commercial and investment banks consolidating made possible by the enactment of the Gramm-Leach-Bliley Act has also increased the competition for investment banking business through the use of lending activities in conjunction with investment banking activities.

     Global financial markets, particularly equity markets, had a difficult year in 2001 as a slowdown in economic activity, reduced corporate earnings, widespread corporate downsizing, the devaluation of technology and telecommunications companies, and the September 11th terrorist attacks caused equity markets to fall and investors to shift to less volatile, fixed-income investments. The U.S. Federal Reserve’s interest rate cuts during the year did little to help the slumping U.S. economy. The September 11th terrorist attacks negatively impacted stock markets around the world, and forced a suspension of trading in U.S. equity markets for an unprecedented four consecutive business days. A modest rally occurred in global equity markets during the fourth quarter of 2001, but was not enough to put global indices in positive territory for the year. For a more complete discussion of the impact of the September 11th terrorist attacks, see “September 11th-related Expenses” in Note 2 to the Consolidated Financial Statements on page 59 of the Annual Report and Management’s Discussion and Analysis in the Annual Report, “Business Environment” on page 17, “GMI’s Results of Operations” on page 20, “Non-Interest Expenses, September 11th-related Expenses” on page 28, and “Process Risk” on page 37. See also Item 2 “Properties” below.

     In addition to providing historical information, Merrill Lynch may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated expense savings and financial results, and other similar matters. A variety of factors, many of which are beyond Merrill Lynch’s control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations and objectives expressed in these statements. These factors include, but are not limited to, the factors listed in the previous three paragraphs, as well as actions and initiatives of both current and potential competitors, the effect of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in Management’s Discussion and Analysis in the Annual Report and throughout this Item 1.

     Merrill Lynch undertakes no responsibility to update or revise any forward-looking statements.

Description of Business Activities

      The business activities of Merrill Lynch, grouped into three business segments, GMI, Private Client, and MLIM and are described below. Merrill Lynch business activities are conducted through numerous U.S. and non-U.S. subsidiaries. See Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the Annual Report for further information about Merrill Lynch’s business segments, business activities, services, and the geographic markets within which Merrill Lynch operates. Businesses within a particular segment can provide services and products to clients of a different business segment. For example, certain MLIM and GMI products are distributed through Private Client distribution channels, and to a lesser extent, certain MLIM products are distributed through the distribution capabilities of GMI.

The Global Markets & Investment Banking Group

     In December 2001, the Corporate and Institutional Client Group changed its name to the Global Markets & Investment Banking Group (“GMI”) in an effort to better reflect the group’s global markets and investment banking business. GMI provides comprehensive investment banking, financing, and related products and services to corporations, institutional clients, and sovereign governments throughout the world. These activities are conducted through a network of subsidiaries, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Merrill Lynch International (“MLI”), and a number of other subsidiaries located in and outside the United States. GMI’s activities involve providing investment banking and other strategic mergers and acquisitions advisory services; underwriting; trading, both as a broker and as a dealer, in equity and equity-linked securities, debt securities, and derivative instruments; corporate lending, including syndicated and bridge financing; and various other capital markets services, including securities clearance activities.

    GMI’s operations in the United States are conducted primarily from Merrill Lynch’s headquarters in New York City and from other office locations throughout the United States. Merrill Lynch’s GMI activities outside the United States are primarily conducted through MLI, with a significant presence in London, and through many locally established affiliates strategically located throughout the world. The non-U.S. business is conducted from a network of offices, including representative and liaison offices, located in 25 countries outside the United States. This office network services corporate clients, sovereign governments, and major “money center” institutions, as well as thousands of regional institutions.

Investment Banking Activities:

     Merrill Lynch is a leading global investment banking firm that participates in every aspect of investment banking for corporate, institutional, and governmental clients and acts in principal, agency, and advisory capacities. Merrill Lynch provides a wide variety of financial services, including underwriting the sale of securities to the public, privately placing securities (including those of third party funds) with investors, and developing structured and derivative financing, including project financing, and mortgage and lease financing. Its financial advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, capital structuring, leveraged buyouts, and defensive projects.

     In connection with its investment banking activities, including the underwriting and private placement of securities in connection with, among other things, acquisition transactions, Merrill Lynch has, from time to time, taken principal positions in transactions and has extended credit to clients in the form of senior and subordinated debt, as well as provided bridge financing on a select basis, syndicated loans and participated in credit lines for commercial paper programs for certain corporate issuers. Before engaging in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period. In addition, equity interests in the subject companies are from time to time acquired as part of, or in connection with, such activities.

Brokerage, Dealer and Related Activities:

     In the United States, MLPF&S is a broker for corporate, institutional and governmental clients, and is a dealer in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures, and options, including option contracts for the purchase and sale of various types of securities. Merrill Lynch, through MLPF&S, MLI, and various other subsidiaries, is a dealer in equity and fixed income securities of a significant number of U.S. and non-U.S. issuers, in government obligations of the United States and other sovereigns, in U.S. municipal securities, and in mortgage-backed and asset-backed securities.

     As an adjunct to its trading activities, Merrill Lynch places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage and other transactions for its own account. In its block positioning activities, Merrill Lynch purchases securities or sells them short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security’s marketability, and any position taken typically is liquidated as soon as practicable. In addition, Merrill Lynch facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

     Merrill Lynch’s U.S. broker-dealers, MLPF&S and its affiliate, Herzog, Heine, Geduld, LLC (“HHG”), regularly make markets in approximately 12,000 equity securities. It is anticipated that HHG will complete its merger and integration into MLPF&S by the end of 2002. In addition, MLPF&S engages in dealer transactions in approximately 4,400 securities of non-U.S. issuers traded in the over-the-counter markets. Outside the United States, MLI is a registered market maker in the equity securities of approximately 1,100 non-U.S. corporations. MLPF&S and MLI are also dealers in mortgage-backed, asset-backed, and corporate fixed-income securities.

     Historically, the Nasdaq market has been primarily a dealer market. Market makers in dealer markets can realize profits by earning a “spread,” which is the difference between the prices at which dealers buy and sell securities. The introduction of decimalization in the pricing of equity securities and various other factors has recently decreased the amount of such spreads. In late 2001, MLPF&S instituted a program for providing enhanced brokerage services to certain of its customers with large size Nasdaq orders in exchange for an agreed upon commission in lieu of the traditional spread.

     Merrill Lynch Government Securities Inc. (“MLGSI”) is a primary dealer in obligations issued or guaranteed by the U.S. Government and regularly makes a market in securities issued by Federal agencies and other government-sponsored entities, such as Government National Mortgage Association, Fannie Mae, and Freddie Mac, among others. MLGSI deals in mortgage-backed pass-through certificates issued by certain of these entities, and also in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers’ transactions. As a primary dealer, MLGSI acts as a counterparty to the Federal Reserve Bank of New York (“FRBNY”) in the conduct of open market operations and regularly reports positions and activities to the FRBNY.

     An integral part of MLGSI’s business involves entering into repurchase agreements and securities lending transactions. These transactions aid in financing MLGSI’s inventory and provide short-term investment vehicles for customers, including Merrill Lynch affiliates. As part of MLGSI’s business as a dealer in governmental obligations, MLGSI also enters into reverse repurchase transactions whereby MLGSI buys securities from counterparties and simultaneously agrees to sell them back at a future date. Such agreements provide MLGSI with access to desired securities and provide customers with temporary liquidity for their investments in U.S. Government and agency securities.

     Various non-U.S. Merrill Lynch subsidiaries act as dealers in certain securities issued or guaranteed by the governments of the countries where such subsidiaries are located.

Derivative Dealing and Foreign Exchange Activities:

     Merrill Lynch, through MLPF&S, MLI, Merrill Lynch Capital Services, Inc. (“MLCS”), and Merrill Lynch Derivative Products AG (“MLDP”), acts as an intermediary and principal in a variety of interest rate, currency, and other over-the-counter derivative transactions. MLI engages in equity and credit derivatives business in the over-the-counter markets. MLCS and MLDP are Merrill Lynch’s primary interest rate and currency derivative product dealers. MLI is Merrill Lynch’s primary credit and equity derivatives product dealer.

     MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors, and options. MLCS maintains positions in interest-bearing securities, financial futures, and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages in certain commodity-related transactions as a principal.

      MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address certain swap customers’ preference to limit their trading to those dealers having the highest credit quality. MLDP has been assigned the Aaa, AAA, and AAA counterparty rating by the rating agencies Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings, respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

     MLCMBL (“MLCMBL”), an Irish bank with branch offices in Frankfurt and Milan, acts as a credit intermediary and conducts part of Merrill Lynch’s non-dollar swap activities. It engages in swap and other derivative transactions, in addition to its underwriting, lending and institutional sales activities.

     The Merrill Lynch Global Foreign Exchange group provides foreign exchange trading services to corporations and institutions in various countries through Merrill Lynch International Bank Limited (“MLIB Limited”). The Merrill Lynch Global Foreign Exchange group has offices in London and agents in New York and Tokyo.

Mortgage Dealing Activities:

     Merrill Lynch Mortgage Capital Inc. (“MLMCI”) is a dealer in whole loan mortgages, mortgage loan participations, mortgage servicing, and syndicated commercial loans. MLMCI, through its CMO Passport/®/ service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations, mortgage pass-through certificates, and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing them with temporary liquidity. In addition, MLMCI provides to its clients short-term financing secured by performing and non-performing commercial real estate. MLMCI also makes proprietary equity investments in U.S. and non-U.S. companies owning performing, sub-performing and non-performing real estate and mortgages. Merrill Lynch Mortgage Lending, Inc. is a commercial mortgage conduit that makes, and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors.

Money Markets and Related Activities:

     Merrill Lynch, through various subsidiaries including Merrill Lynch Money Markets Inc. (“MLMMI”) and MLPF&S, provides a full range of origination, trading, and marketing services with respect to money market instruments, such as commercial paper, and institutional and retail certificates of deposit, and with respect to medium-term notes, bank notes, and auction rate preferred securities.

     Merrill Lynch provides standby or “backstop” credit in various forms (including lines of credit, bilateral credit facilities, participation in syndicated loan facilities, and standby letters of credit) to large institutional clients generally in connection with their commercial paper programs. Merrill Lynch offers this service primarily through its affiliate Merrill Lynch Bank USA (“MLBUSA”). While these credit facilities are typically available for the commercial paper issuer’s “general corporate purposes,” these facilities are utilized typically as “backstop” liquidity to repay outstanding commercial paper as it matures or in the event of an inability to “rollover” its commercial paper.

Futures Business Activities:

     In November 2001, Merrill Lynch Futures Inc. (“MLF”) was merged with and into MLPF&S with MLPF&S as the surviving entity in the merger. As a result of the merger, all futures accounts maintained by MLF were assumed by MLPF&S and Merrill Lynch’s futures business activity is now conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships on all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States. Other Merrill Lynch subsidiaries also hold memberships on major commodity and financial futures exchanges and clearing associations outside the United States and may also carry positions in proprietary and customer accounts. All futures and futures options transactions are executed, cleared through, and carried by MLPF&S and other Merrill Lynch subsidiaries engaged in futures activities. In certain contracts, or on certain exchanges, third party brokers are utilized to execute and clear trades. MLPF&S and certain of its affiliates may also take proprietary market positions in futures and futures options in certain instances.

Securities Services Division:

     Merrill Lynch provides securities clearing services for Merrill Lynch, its customers, third party broker-dealers, and other professional trading entities, through its subsidiaries, Broadcort Capital Corp. (“BCC”) and Merrill Lynch Professional Clearing Corp. (“MLPCC”). BCC provides these services to approximately 100 unaffiliated broker-dealers. While the introducing broker-dealer firm retains all sales functions with its customers, BCC services the customers’ accounts and handles all settlement and credit aspects of transactions. MLPCC clears transactions for specialists and market makers on various national and regional stock exchanges and clears futures transactions for clients through a divisional clearing arrangement with MLPF&S. In addition, MLPCC clears transactions of arbitrageurs, customers, and other professional trading entities.

     Merrill Lynch provides financing to clients, including margin lending and other extensions of credit such as repurchase and derivative transactions, and in connection with prime brokerage services. In a margin-based transaction, Merrill Lynch extends credit for a portion of the market value of the securities in the client’s account up to the limit imposed by internal Merrill Lynch policies and applicable margin rules and regulations. Since Merrill Lynch may have financial exposure if a client fails to meet a margin call, any margin loan made by Merrill Lynch is collateralized by securities in the client’s margin account. Financial reviews, margin procedures, and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for Merrill Lynch. To finance margin loans, Merrill Lynch uses funds on which it pays interest (including ML & Co. borrowings), funds on which it does not pay interest (including its own capital), funds derived from clients’ free credit balances to the extent permitted by regulations, and funds derived from securities loaned.

The Private Client Group

     Through offices around the world, Private Client provides products and services related to the accumulation and management of wealth, including, for example, brokerage, dealer and related activities; banking; retirement, investment and custody services; financial services for small and medium-sized businesses; insurance and trust services; and mortgage lending and related activities.

Brokerage, Dealer and Related Activities:

     Private Client provides a choice of wealth management services that assist clients around the world to build financial assets and maximize returns in relation to risk tolerance and investment objectives. In the United States, MLPF&S is a broker (i.e., agent) and a dealer (i.e., acts for its own account) for individual, corporate, institutional and governmental clients in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and a dealer in the purchase and sale of money market instruments, government securities, high-yield bonds, municipal securities, futures, and options. In addition, MLPF&S acts as selected dealer in the distribution of mutual funds.

     MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For certain accounts, however, MLPF&S’ policy is to negotiate commissions based on economies of scale and the complexity of the particular trading transaction, and additionally, for its institutional customers, based on the competitive environment and trading opportunities.

     MLPF&S provides financial services to investors in the United States through its 14,000 Financial Advisors. MLPF&S offers to its clients Unlimited Advantage/SM/, which is a non-discretionary brokerage service for U.S. clients offering transaction and non-transaction services for an annual asset-based fee. Unlimited Advantage clients may receive a wide array of services, including Financial Advisor advice and guidance, Merrill Lynch research, no per-trade commissions on most transactions, a Cash Management Account/®/ financial services program (the “CMA/®/ account”), the CMA/®/ Visa/®/ Signature/SM/ program, and online bill payment.

     MLPF&S provides a wide range of client services, including trading in equity and fixed-income, and other securities through its securities account services, such as its CMA/®/ account. At the end of 2001, there were more than 2.6 million CMA accounts with aggregate assets of approximately $626 billion. MLPF&S also offers various investment advisory products, including Merrill Lynch Consults/®/, Merrill Lynch Mutual Fund Advisor/SM/ program, Merrill Lynch Mutual Fund Advisor Selects/SM/ program, and the Financial Foundation/®/ report. Through Merrill Lynch OnLine/®/, clients can access their Merrill Lynch accounts, including account information, real time quotes, Merrill Lynch research, and a variety of other investment information. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. See “Securities Services Division” in this Item 1.

     To be more responsive to client needs and enhance the quality of its clients’ experience, Merrill Lynch adopted a multi-channel service model in the United States, more closely aligning its Financial Advisors with clients based on levels of investable assets. For example, ultra-high-net-worth clients will be aligned with Private Wealth Advisors (“PWAs”). PWAs are Financial Advisors who have completed a rigorous accreditation program built around skill requirements including trust, tax minimization, restricted stock, and executive stock options and who focus on clients with more than $10 million of investable assets. For clients with less than $100,000 of investable assets, Merrill Lynch utilizes its Financial Advisory Center (“FAC”) to more effectively serve these clients. All FAC customers receive a team-based advisory service relationship, with 24-hour-a-day, seven-day-a-week access by phone or online.

     Merrill Lynch also provides electronic brokerage service through Merrill Lynch Direct/SM/, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct/SM/ offers online equity and fixed income trading, mutual funds, access to Merrill Lynch research, and a variety of online investing tools.

     Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products, including the CMA account, in a number of countries to private clients. During 2001, Merrill Lynch refocused and consolidated certain of its private client offices outside the United States. See “Significant Strategic Initiatives” below. At the end of 2001, there were more than 70,000 International CMA/®/ accounts with aggregate assets of approximately $36 billion. These brokerage services, investment services, and related products are made available through a network of offices located in 37 countries. In addition, in certain countries such as the United Kingdom and Japan, clients can open accounts with Merrill Lynch affiliates that are locally regulated. Banking and trust services as well as asset management services are also offered to private clients in many countries, as described below.

     Merrill Lynch HSBC, a 50/50 joint venture between Merrill Lynch and HSBC Holdings plc, provides online financial services to those investors in the United Kingdom, Australia, and Canada preferring the self-directed approach to investing.

Banking Activities, Deposit Taking and Lending Services:

     MLBUSA and Merrill Lynch Bank & Trust Co. (“MLBT” and with MLBUSA, the “ML U.S. Banks”) are state-chartered depository institutions insured by the FDIC. Both banks offer certificates of deposit, transaction accounts and money market deposit accounts (including deposit accounts offered through the Merrill Lynch Banking Advantage/SM/ program for the CMA service, the Retirement Asset Savings Program/SM/ for certain Merrill Lynch retirement accounts, and a deposit account program offered for Merrill Lynch Direct accounts); and issue VISA/®/ cards. MLBUSA also originates and purchases secured and unsecured loans to both individuals and business entities. As of December 28, 2001, MLBUSA had total outstanding loan commitments of approximately $5.0 billion.

     In June of 2001, the ML U.S. Banks introduced tiered deposit rates for certain deposit products based on the scope of the clients’ relationships with Merrill Lynch as defined by the value of the assets in their accounts. The combined ML U.S. Banks’ deposits have increased from approximately $55 billion at year-end 2000 to approximately $74 billion by year-end 2001. The ML U.S. Banks’ deposits primarily fund a high credit quality marketable investment securities portfolio which they held.

Retirement Services:

     In 2001, MLPF&S formed the Merrill Lynch Retirement Group by combining its Benefits and Investment Solutions division and its Retirement and Education Savings Marketing divisions. The Merrill Lynch Retirement Group is responsible for approximately $300 billion in retirement assets for approximately 5.7 million individuals. These assets are held either in individual accounts or through one of approximately 16,300 workplace-based retirement programs covered by the group. Merrill Lynch Retirement Group also has functional responsibility for its Merrill Lynch Howard Johnson subsidiary that provides specialized custom administrative services to large corporations which in the aggregate represent 683,000 participants.

     MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts (“IRAs”) and through small business retirement programs such as the Merrill Lynch Simplified Employee Pension Plan and the Merrill Lynch Simple Retirement Account Plan. MLPF&S also provides investment, administration, communications, and consulting services to corporations and their employees for their retirement programs. These programs include 401(k), pension, profit-sharing, and non-qualified deferred compensation plans, as well as other retirement benefit plans.

Business Financial Services:

     Merrill Lynch provides financing services to small- and medium-sized businesses in conjunction with the Working Capital Management Account/SM/ (“WCMA/®/ account”) through Merrill Lynch Business Financial Services Inc. (“MLBFS”). The WCMA/®/ account combines business checking, borrowing, investment, and electronic funds transfer services into one account for participating business clients. At the end of 2001, there were more than 147,000 WCMA accounts that, in the aggregate, had investment assets of more than $125 billion.

     In addition to providing qualifying clients with short-term working capital financing through the WCMA commercial line of credit, MLBFS assists its business clients with their term lending, equipment, and other asset-based financing needs, and is a source of financing for owner-occupied commercial real estate. In 2001, MLBFS originated more than $2.4 billion in new commercial loans and, at the end of 2001, total outstanding loans held by MLBFS and its affiliates were more than $4.1 billion, of which over 97% were secured by tangible assets pledged by customers.

Insurance Activities:

     Merrill Lynch’s insurance activities consist of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company (“MLLIC”) and ML Life Insurance Company of New York (“ML Life”) and of the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States.

     MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, Puerto Rico, the District of Columbia, Guam, and the United States Virgin Islands. These products are marketed to MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 2001, MLLIC had approximately $14.0 billion of life insurance in force. At year-end 2001, MLLIC had annuity contracts in force of more than $9.4 billion in value.

     ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities, and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 2001, ML Life had approximately $1.7 billion of life insurance in force, which amount included approximately $873 million reinsured from yearly renewable term insurance of an unaffiliated insurer. At year-end 2001, ML Life had annuity contracts in force of approximately $792 million in value.

     Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuity products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

Trust, Mortgage Lending and Related Activities:

     Merrill Lynch provides personal trust, employee benefit trust, and custodial services to clients in the United States. In December 2001, Merrill Lynch streamlined the delivery of trust services in the United States by merging its four state chartered trust institutions into Merrill Lynch Trust Company, FSB, a federally chartered savings bank subsidiary. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited (“MLBT Cayman”).

     Merrill Lynch Credit Corporation (“MLCC”), through an outsourcing arrangement with Cendant Mortgage Corporation, offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate, fixed-to-adjustable-rate, and fixed-rate mortgages throughout the United States, including interest-only loans, 100 percent financing with a securities-based pledge, construction-to-permanent financing, and home equity loans and lines of credit. Substantially all of the origination processing and servicing functions are performed by Cendant Mortgage Corporation and Merrill Lynch employees are engaged in sales, marketing, and distribution of these products. MLCC offers these financing solutions to Merrill Lynch clients and prospects through Merrill Lynch’s Financial Advisors and Merrill Lynch websites.

     MLIB Limited, a United Kingdom bank and licensed deposit taker under the United Kingdom Banking Act, provides collateralized lending, letter of credit and foreign exchange services to, and accepts deposits from, international private clients. It also has a global foreign exchange service, which is made available to institutional clients. In addition, it has a number of branch offices in which Financial Advisors are located, who refer business to the various Private Client account carriers outside of the United States.

     Merrill Lynch Bank (Suisse) S.A. is a Swiss licensed bank, providing a full array of banking and brokerage products, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services, and individual client services to international private clients.

Merrill Lynch Investment Managers

      MLIM is one of the world’s largest asset management organizations with total assets under management of approximately $529 billion at year-end 2001. The principal subsidiaries engaged in asset management activities conducted through the Merrill Lynch Investment Managers (“MLIM”) brand name are Merrill Lynch Investment Managers LP (“MLIM LP”) and Merrill Lynch Investment Managers Limited (“MLIM Ltd”).

     With portfolio managers located in the United States, the United Kingdom, Japan, Australia, Switzerland, and Italy, MLIM manages a wide variety of investment products. These range from money market funds and other forms of short-term fixed income investments to long-term taxable and tax-exempt fixed income funds or portfolios, along a broad spectrum of quality ratings and maturities. MLIM also manages a wide variety of equity and balanced funds or portfolios that invest in more than 60 markets globally. It also sponsors a variety of alternative investment products.

     MLIM offers a wide array of taxable fixed-income, tax-exempt fixed-income, equity and balanced open-ended mutual funds. In the United States, the MLIM brand of mutual funds (except for its money market funds) is generally offered pursuant to the Merrill Lynch Select Pricing/SM/ system, which allows investors four pricing alternatives. MLIM offers all of its brands of mutual funds to clients in the global markets through both the Merrill Lynch distribution network and through unaffiliated financial intermediaries. At the end of 2001, MLIM provided global advisory services for open-ended mutual funds, unit investment trusts, and other non-U.S. equivalent products totalling approximately $200 billion.

     MLIM provides separate account investment management services to a geographically diversified client base that includes pension funds, corporations, governments, supranational organizations, central banks, and other institutions. Marketing offices in over 15 countries further support these services. At the end of 2001, the total assets under management of such services were approximately $266 billion. MLIM offers similarly structured separate account investment management services for individual clients and smaller institutions and corporations in the United States, in the United Kingdom and globally. The total assets under management for these services were $43 billion at the end of 2001.

     MLIM also structures and manages a wide variety of alternative investment products, including hedge funds, fund of funds, private equity funds, managed futures, and exchange funds. These products are sold to both U.S. and non-U.S. high-net-worth and institutional investors. At the end of 2001, MLIM acted as sponsor or trading manager of alternative investment products, including its fund of funds product, in which a total of approximately $10.4 billion of client capital was committed and approximately $9.8 billion was invested.

    MLIM’s Quantitative Advisers group manages assets for institutional investors who seek to track the performance of an index or outperform an index using risk-controlled enhanced indexing and allocation strategies. The Quantitative Advisers group also manages the Merrill Lynch QA family of hedge funds, which are distributed primarily through direct sales to institutions and other sophisticated investors in the United States and through Merrill Lynch’s non-U.S. brokerage businesses to high-net-worth individuals. The Merrill Lynch QA hedge funds collectively held approximately $1.1 billion in assets as of the end of 2001. The Quantitative Advisers group also manages mutual funds for individual investors that pursue index and asset allocation strategies. At the end of 2001, the Quantitative Advisers group managed a total of approximately $34 billion.

Other Businesses

 Private Equity Investing Activities:

     Merrill Lynch is also engaged in the business of sponsoring and managing private equity funds that invest in equity and debt securities of various private companies and of making investments for its own account in private companies and in private equity funds. In the Merrill Lynch-sponsored funds, a Merrill Lynch entity serves as the general partner or manager of the funds and may also invest its own capital or monies as a limited partner. The private equity investing activities are undertaken in GMI, MLIM and Private Client. The other limited partners of the Merrill Lynch-managed funds are corporate and institutional investors as well as Merrill Lynch’s high-net-worth client base and its eligible employees. Merrill Lynch also invests as a limited partner in third party funds.

     Merrill Lynch, through MLPF&S, MLI, and other subsidiaries, may underwrite, trade, invest, and make markets in certain securities of companies in which the Merrill Lynch managed funds have invested, and may also provide financial advisory services to these companies or maintain a commercial relationship with them. The Merrill Lynch employees who invest and manage the assets of the Merrill Lynch sponsored funds participate in the profits of these entities.

Research Services:

     The Global Securities Research & Economics Group provides equity, fixed-income, and other research services on a global basis to Merrill Lynch’s institutional and individual client sales forces and their customers. This group covers and distributes fundamental equity and fixed-income research, economic analyses, technical market and quantitative analyses, convertible securities research, and investment strategy recommendations covering both equity and fixed-income markets.

     Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals in 19 countries cover approximately 3,200 companies. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch’s individual and institutional customers through their Financial Advisors and account executives, and through various electronic means, including Merrill Lynch’s websites.

     In mid-2001, in a further effort to ensure the independence and objectivity of its research, Merrill Lynch announced a new policy, which prohibits equity analysts and their staff members from buying equity shares of companies they cover. In addition, for shares they already hold, they must either divest, transfer the securities to a managed account over which they have no discretion, or maintain existing shares under stricter disclosure and disposition rules. Further, the existence of any equity position maintained by any analyst with responsibility for any security discussed in a research report will be described in the research report.

Significant Strategic Initiatives

     During 2001, Merrill Lynch undertook a variety of actions to position the company for improved profitability and growth, including a detailed review of its business operations to find efficiencies, the resizing of selected businesses, and other structural changes. These actions are expected to yield substantial benefits, including future expense savings. As a result of these actions Merrill Lynch’s global workforce was reduced by approximately 9,000 employees during the fourth quarter of 2001. This reduction occurred through the divestiture or the refocusing of certain businesses, voluntary and involuntary severance programs, and the offering of sabbatical programs. For a more complete discussion of these actions and the related restructuring charge, see Management’s Discussion and Analysis, “Restructuring and Other Charges” on page 28 and Note 2 to the Consolidated Financial Statements, and “Restructuring Charge” on page 59 of the Annual Report.

     As a result of the detailed review undertaken in respect of Private Client and related business activities outside the United States, Merrill Lynch sold its Private Client and securities clearing businesses in Canada in December 2001, as well as the retail investment management business in Canada in January 2002 and the Private Client business in South Africa in March 2002. Merrill Lynch is also refocusing and consolidating its Private Client businesses in Japan, and has restructured its Private Client business in Australia.

     As part of its ongoing evaluation of its businesses, Merrill Lynch completed a number of strategic transactions in 2001. These include the sale of certain energy trading assets to Allegheny Energy Inc., the sale of a portion of its asset management business unit in Los Angeles, the sale of its GMI sales and trading business in the Philippines, the agreement to sell and outsource its Securities Pricing Service business, and the sale of a number of discrete brokerage businesses. Merrill Lynch also entered into alliances and ventures to position the Company for opportunities in certain markets, including the spin-off of i-Deal LLC, an internet technology company whose products enable the equity and taxable debt capital raising process to be conducted over the internet.

Competition

     All aspects of Merrill Lynch’s business are intensely competitive, particularly underwriting, trading, and advisory activities, and have been affected by the entry of several new and non-traditional competitors, such as commercial banks, insurance companies, and on-line financial services providers, and by the consolidation of others. Merrill Lynch competes for clients, market share, and human talent in every aspect of its business.

     Merrill Lynch competes directly on a global basis with other U.S. and non-U.S. trading, investment banking, and financial advisory service firms, and brokers and dealers in securities and futures. It also competes with commercial banks and their affiliates in these businesses, particularly in its derivatives and capital markets businesses. Many of Merrill Lynch’s non-U.S. competitors may have competitive advantages in their home markets. Merrill Lynch’s competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

     Through its subsidiaries and affiliates, Merrill Lynch also competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks and trust companies, and other institutions. Merrill Lynch competes for individual and institutional clients on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product and service innovation. Merrill Lynch’s insurance businesses operate in highly competitive environments. Many insurance companies, both stock and mutual, are older and larger and have more substantial financial resources and larger agency relationships than do Merrill Lynch’s insurance subsidiaries.

     In the financial services industry, there is significant competition for qualified employees. Merrill Lynch faces competition for qualified employees from both traditional and non-traditional competitors, including commercial banks, insurance companies, on-line financial services providers, and private equity funds. Merrill Lynch’s ability to compete effectively in its businesses is substantially dependent on its continuing ability to attract, retain, and motivate qualified employees, including successful Financial Advisors, investment bankers, trading professionals and other revenue-producing or experienced personnel.

     Merrill Lynch’s businesses are highly dependent on the ability to timely process a large number of transactions across numerous and diverse markets in many currencies, at a time when transaction processes have become increasingly complex and are increasing in volume. The proper functioning of financial, control, accounting and other data processing systems is critical to Merrill Lynch’s businesses and its ability to compete effectively.

Regulation

     Certain aspects of Merrill Lynch’s business, as with that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which has been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission (“CFTC”), the Federal Deposit Insurance Corporation (“FDIC”), the Municipal Securities Rulemaking Board (“MSRB”), the New York State Banking Department (“NYSBD”), and the Office of Thrift Supervision (“OTS”). Outside the United States, these regulators include the Financial Services Authority (“FSA”) in the United Kingdom, which in 2001 assumed the regulatory responsibilities of the Securities and Futures Authority, the Personal Investment Authority, and the Investment Management Regulatory Organization; the Central Bank of Ireland; the Federal Banking Supervisory Authority in Germany; the Swiss Federal Banking Commission; the Japanese Financial Supervisory Agency; the Monetary Authority of Singapore; the Office of Superintendent of Financial Institutions in Canada; the Canadian Securities Administrators; the Securities Commission in Argentina; the Securities Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

     Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. government and governmental regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch. Certain of the operations of Merrill Lynch are subject to compliance with privacy regulations enacted by the U.S. federal and state governments, the European Union, other jurisdictions, and/or enacted by the various self-regulatory organizations or exchanges.

United States Regulatory Oversight and Supervision:

    MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the “NASD”) and securities exchanges (including the New York Stock Exchange, Inc.) of which each is a member. Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S and the MLIM entities, are registered as investment advisers with the SEC.

     The Merrill Lynch entities that are broker-dealers registered with the SEC and members of the U.S. national securities exchanges are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) that is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of ML & Co. to withdraw capital from such broker-dealers. Additional information regarding certain net capital requirements is set forth in Note 16 to the Consolidated Financial Statements on page 77 of the Annual Report.

     Certain Merrill Lynch subsidiaries are also subject to the risk assessment rules adopted by the SEC under the Market Reform Act of 1990 which requires, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.

     Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and the conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

     The SEC, various banking regulators, the Financial Accounting Standards Board, and Congress, among others, have launched a number of initiatives which have the effect of increasing regulation or requiring greater disclosure by financial institutions and requiring greater disclosure of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major US securities firms, has implemented a voluntary oversight framework to address issues related to capital, management controls, and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed its Risk Oversight Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative.

     Each of MLIM Alternative Strategies LLC and QA Advisers, LLC is registered with the CFTC as a commodity pool operator and a commodity trading advisor and each is a member on the National Futures Association (“NFA”) in such capacities.

     MLGSI is subject to regulation by the NASD and the Chicago Board of Trade and is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch’s municipal finance professionals are subject to various trading and underwriting regulations of the MSRB. MLPF&S and ML Professional Clearing Corp. are registered futures commission merchants and regulated by the CFTC, the NFA, and the commodity exchanges of which each is a member. The CFTC and the NFA impose net capital requirements on these companies.

     The Commodity Futures Modernization Act of 2000 (“CFMA”) provided, among other things, broad exemptions from the Commodity Exchange Act for over-the-counter derivatives and permits futures trading on single-stocks and narrow-based stock indices in the United States. The enactment of the CFMA simplified and provided greater legal certainty to the regulatory environment in which Merrill Lynch’s over-the-counter derivatives businesses operate.

     Merrill Lynch’s banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the State of New Jersey and by the FDIC.

     MLBUSA is regulated primarily by the State of Utah and by the FDIC. MLBFS and MLCC are wholly owned subsidiaries of MLBUSA, and certain of their activities are regulated and subject to examination by the FDIC and the Utah Department of Financial Institutions. In addition to Utah and the FDIC, MLCC is also licensed or registered to conduct its lending activities in 35 other jurisdictions and MLBFS is licensed or registered in eight jurisdictions, subjecting each to regulation and examination by the appropriate authorities in those jurisdictions. Merrill Lynch Trust Company, FSB, a federal savings bank subsidiary, is subject to regulation by the OTS and, in addition, is an investment adviser subject to regulation by the SEC.

     Merrill Lynch’s insurance subsidiaries are subject to state insurance regulatory supervision. ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.

Non-U.S. Regulatory Oversight and Supervision:

     Merrill Lynch’s business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks, and regulatory bodies, particularly in those countries where it has established an office. Certain Merrill Lynch subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate.

     MLI and MLIB Limited (“MLIBL”) are regulated and supervised in the United Kingdom by the FSA and in other jurisdictions, by local regulators. MLCMBL, which engages in the derivatives business, is regulated by the Central Bank of Ireland. MLIBL and MLCMBL are also subject to regulation by the NYSBD. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investment Commission or the Australian Prudential Regulation Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the Financial Supervisory Agency as well as other Japanese regulatory authorities. Merrill Lynch Phatra Securities is regulated primarily by the Securities and Exchange Commission of Thailand and the Stock Exchange of Thailand.

    Merrill Lynch Canada Inc. is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

     The business of MLIM LP and MLIM Ltd is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are regulated by the FSA and, in other jurisdictions, by local regulators.

     Merrill Lynch’s activities in Mexico, Brazil and Argentina are regulated by their respective securities commissions and exchanges as well as other regulatory authorities.

     Merrill Lynch’s subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated, and/or conduct their business activities. Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission and the NYSBD. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking. Banco Merrill Lynch S.A. is also regulated by the Brazilian Central Bank.

Item 2. Properties

     Merrill Lynch has offices in various locations throughout the world. Other than those described below as being owned, substantially all Merrill Lynch offices are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is the location and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities support various Merrill Lynch segments, other than the property on King William Street in London referred to below which is utilized solely by Merrill Lynch Investment Managers. Information regarding Merrill Lynch’s property lease commitments is set forth in “Leases” in Note 12 to the Consolidated Financial Statements in the Annual Report.

Principal Facilities in the United States:

     Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Separate Merrill Lynch affiliates lease the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in the North Tower. The September 11th terrorist attacks on the World Trade Center complex damaged buildings occupied by Merrill Lynch and caused the temporary relocation of employees from the North and South Towers. By the end of 2001, Merrill Lynch had reoccupied and reestablished business operations in the North Tower and is in the process of restoring the South Tower for occupancy. Merrill Lynch occupies the entire North Tower. After the South Tower restoration is completed, Merrill Lynch plans to reoccupy approximately 25 percent of the South Tower, down, because of reduced real estate requirements, from the approximately 50 percent of the South Tower that it occupied prior to September 11th.

     In New York City, MLPF&S holds a lease for 662,000 square feet in lower Manhattan expiring in 2007. Merrill Lynch occupies 60 percent of a 760,000 square foot building at 222 Broadway that is owned by a Merrill Lynch subsidiary; as third party leases expire, Merrill Lynch intends to occupy the entire building. The September 11th terrorist attacks also caused the temporary relocation of employees from this building. Merrill Lynch also has reoccupied and reestablished business operations in this building. In New Jersey, certain Merrill Lynch affiliates own a 389,000 square foot hotel, conference and training center and a 669,000 square foot office building in Plainsboro, and a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset that was vacated in 2001. MLPF&S holds a 590,000 square foot lease at 101 Hudson Street in Jersey City. A Merrill Lynch affiliate utilizes facilities of 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings on land owned by it in Hopewell, New Jersey that will consolidate existing operations and allow for future expansion. Merrill Lynch currently occupies approximately 80 percent of this facility. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings (a large portion of one of which is leased to a third party) and a 70-acre campus in Englewood, Colorado with two buildings that Merrill Lynch plans to close in the second quarter of 2002.

Principal Facilities Outside the United States:

     Merrill Lynch occupies various sites in London. In 1998, Merrill Lynch purchased a freehold site in the City of London and has recently completed the construction of a headquarters complex of 560,000 square feet (460,000 of which are currently occupied). This new headquarters (known as Merrill Lynch Financial Centre) is intended to replace a facility on Ropemaker Place. Merrill Lynch holds a lease of 137,000 square feet (118,000 of which are occupied) on 33 King William Street expiring in 2014, and a lease of 74,000 square feet (50,000 of which are occupied) on 33 Chester Street expiring in 2006. In addition, Merrill Lynch leases support facilities of 204,000 square feet (170,000 of which are occupied) expiring in 2015. In April 2001, Merrill Lynch entered into a commitment to lease 350,000 square feet in Tokyo to house Merrill Lynch’s new headquarters in Japan. This building is under construction and it is expected to be occupied in 2004. It is planned that the new headquarters will replace certain other leased facilities in Tokyo.

Item 3. Legal Proceedings

     ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in various legal actions and arbitration proceedings arising in connection with the operation of ML & Co.’s businesses.

     Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, any of the actions described above that have not already been dismissed or settled. Although the ultimate outcome of these and other legal actions, arbitration proceedings, and claims pending against ML & Co. or its subsidiaries as of March 14, 2002 cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of the actions will not have a material adverse effect on the financial position of Merrill Lynch as set forth in the Consolidated Financial Statements of Merrill Lynch included in the Annual Report, but may be material to Merrill Lynch’s operating results for any particular period.

IPO Allocation Class Actions:

     Between March and December 2001, purported class actions involving the allocation of securities in initial public offerings (IPOs) were brought against over a thousand defendants, including Merrill Lynch, in the United States District Court for the Southern District of New York. The complaints allege that defendants violated securities and antitrust laws by allegedly requiring customers who were allocated IPO securities to pay back some of their profits in the form of higher commissions and to buy securities in the aftermarket at inflated prices. Some of the complaints also allege that research issued by the financial services firms, including Merrill Lynch, improperly increased the price of the IPO securities in the aftermarket. The complaints seek unspecified damages and other relief.

Research Class Actions:

     Beginning in June 2001, purported class actions were brought against a number of firms, including Merrill Lynch, challenging the independence and objectivity of research recommendations issued by firms that both issue research and conduct investment banking activities. These actions were brought in the United States District Courts for the Southern and Eastern Districts of New York and in New York state court. The complaints seek unspecified damages and other relief. Merrill Lynch, together with other financial services firms, received requests for information from governmental agencies in connection with their review of research independence issues. Consistent with its policy, Merrill Lynch is cooperating with the requests.

Unilever Case:

     In December 2001, Merrill Lynch settled an action brought by the Unilever Superannuation Trustees Limited as corporate trustee of the Unilever Superannuation Fund in the Commercial Division of the High Court in London England. The plaintiff alleged that Mercury Asset Management Ltd (“Mercury”), which Merrill Lynch acquired in December 1997, had invested assets of the fund negligently between January 1997 and March 1998. The matter was settled without any finding or admission of liability.

Shareholder Derivative Litigation:

     In the shareholder derivative actions discussed below, ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. Any recovery obtained by plaintiffs would be for the benefit of ML & Co.

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

     On October 22, 2001, Merrill Lynch entered into a Stipulation of Dismissal to dismiss without prejudice the purported shareholder derivative action commenced against ML & Co. and members of its Board of Directors in the United States District Court for the Southern District of New York instituted on June 14, 2001. The complaint alleged that the directors breached their duties by causing and/or allowing Merrill Lynch to engage in the purported conduct alleged in IPO Allocation Class Actions described above and sought unspecified damages and other relief.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the 2001 fourth quarter.

EXECUTIVE OFFICERS OF MERRILL LYNCH & CO., INC.

     The following table sets forth the name, age, present title, principal occupation, and certain biographical information for the past five years for ML & Co.’s executive officers, all of whom have been elected by the ML & Co. Board of Directors. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.’s by-laws, elected officers are elected annually to hold office until their successors are elected and qualify or until their earlier resignation or removal.

David H. Komansky, 62

Chairman of the Board since April 1997; Chief Executive Officer since December 1996; President and Chief Operating Officer from January 1995 to April 1997.

E. Stanley O’Neal, 50

President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client Group from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000; Co-Head of Corporate and Institutional Client Group (now known as GMI) from April 1997 to March 1998; Managing Director and Head of Global Capital Markets Group from April 1995 to April 1997.

Rosemary T. Berkery, 48

Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client Group Marketing and Investments from June 2000 until September 2001; Co-Director of Global Securities Research and Economics Group from April 1997 to June 2000; Senior Vice President and Associate General Counsel from November 1995 to April 1997.

Thomas W. Davis, 48

Executive Vice President since April 1997 and Vice Chairman, Private Equity and Global Research and Economics Group since October 2001; President of Corporate and Institutional Client Group (now known as GMI) from March 1998 to October 2001; Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Co-Head of Investment Banking Group from April 1995 to April 1997.

James P. Gorman, 43

Executive Vice President since July 1999; President of U.S. Private Client Group since September 2001; Head of U.S. Private Client Relationship Group from May 2000 to September 2001; Chief Marketing Officer from July 1999 to May 2000; Joined Merrill Lynch in July 1999. Prior to joining Merrill Lynch, Senior Partner, Financial Institutions Practice of McKinsey & Company, Inc. from July 1997 to July 1999 and Partner, Financial Institutions Practice of McKinsey & Company, Inc. from December 1992 to July 1997.

Jerome P. Kenney, 60

Executive Vice President since September 1984 and Vice Chairman, Client Relationship Management since February 2002; Head of Corporate Strategy from October 2001 to February 2002; Head of Corporate Strategy and Research from October 1990 to October 2001.

Michael J. P. Marks, 60

Executive Vice President since January 2001; Chairman, International Private Client Group since September 2001; Chairman, Merrill Lynch Investment Managers since September 2001; Executive Chairman of Merrill Lynch Europe, Middle East & Africa (“MLEMEA”) since February 1998; Chief Operating Officer of MLEMEA from April 1997 to February 1998; Co-Head of Global Equity Markets Group from October 1995 to April 1997.

John A. McKinley, Jr., 44

Executive Vice President since January 2000; Head of Global Technology & Services since February 2002; Head of the Technology Group from January 1999 to February 2002; Chief Technology Officer since October 1998; Senior Vice President of Technology Group from October 1998 to January 2000. Joined Merrill Lynch in October 1998. Prior to joining Merrill Lynch, Chief Technology and Information Officer of GE Capital from October 1995 to October 1998.

Thomas H. Patrick, 58

Executive Vice President since July 1989; Chief Financial Officer since February 2000; Chairman of Special Advisory Services from March 1993 to February 2000.

Paul D. Roy, 54

Executive Vice President and Co-President of Global Markets and Investment Banking Group since October 2001; Senior Vice President and Head of Global Equity Markets from July 1998 to October 2001; Managing Director and Head of Merrill Lynch Europe, Middle East & Africa Equity Markets from July 1995 to July 1998.

Arshad R. Zakaria, 40

Executive Vice President and Co-President of Global Markets and Investment Banking Group since October 2001; Senior Vice President and Head of Corporate Risk Management from May 2000 to October 2001; Managing Director and Head of Corporate Finance Group from March 1999 to May 2000; Managing Director and Chief Operating Officer of Corporate Finance Group from May 1996 to March 1999.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

     The principal market in which the Registrant’s Common Stock is traded is the New York Stock Exchange. The high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock, and the frequency and amount of any cash dividends declared for the two most recent fiscal years, is set forth under the captions “Dividends Per Common Share” and “Stockholder Information” on page 79 of the Annual Report and such information is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table “Selected Financial Data” on page 16 of the Annual Report (excluding for this purpose the financial ratio, leverage, and employee information set forth under the headings “Financial Ratios” and “Other Statistics”). Such information, which was also previously filed by the Registrant on Form 8-K on March 7, 2002, is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 42 to 78 of the Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is set forth on pages 17 to 40 of the Annual Report* under the caption “Management’s Discussion and Analysis.” The Management’s Discussion and Analysis, which was also previously filed by the Registrant on Form 8-K on March 7, 2002, is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 42 to 78 of the Annual Report).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is set forth on pages 35 to 36 of the Annual Report under the caption “Management’s Discussion and Analysis” and in Note 6 to the Consolidated Financial Statements. Such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the Annual Report on pages 42 to 78, and are incorporated herein by reference. In addition, the information under the caption “Quarterly Information” on page 79 of the Annual Report is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors of the Registrant set forth under the caption “Election of Directors” on pages 4 to 8 of the 2002 Proxy Statement for the Annual Meeting of Stockholders of ML & Co. dated March 15, 2002 (“2002 Proxy Statement”) is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth at the end of Part I of this Form 10-K under the caption “Executive Officers of Merrill Lynch & Co., Inc.”

Item 11.  Executive Compensation

     Information relating to the compensation of the ML & Co. executive officers and directors set forth on pages 15 to 27 of the 2002 Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on page 14 of the 2002 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on page 13 of the 2002 Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions set forth under the caption “Certain Transactions” on page 27 of the 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Documents filed as part of this Report:

	1.	Consolidated Financial Statements

The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

	2.	Financial Statement Schedule

The financial statement schedule required to be filed hereunder is listed on page F-1 hereof and the schedule included herewith appears on pages F-2 through F-7 hereof.

	3.	Exhibits

Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and Registration Statements on Form S-3 are designated herein as “10-Q,” “10-K,” “8-K,” and “S-3,” respectively.

(3)	Articles of Incorporation and By-Laws

	(i)	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit (3)(i) to 10-Q for the quarter ended March 30, 2001 (“First Quarter 2001 10-Q”)).

	(ii)	By-Laws of ML & Co., effective as of July 23, 2001 (Exhibit (3) to 10-Q for the quarter ended June 29, 2001 (“Second Quarter 2001 10-Q”)).

(4)	Instruments defining the rights of security holders, including indentures

ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

	(i)	Senior Indenture dated as of April 1, 1983, as amended and restated as of April 1, 1987 between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (the “1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 1999 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

	(ii)	Sixth Supplemental Indenture dated as of October 25, 1993 to the 1983 Senior Indenture (filed as Exhibit 4(ii) to 1999 10-K).

(iii)	Twelfth Supplemental Indenture to the 1983 Senior Indenture dated as of September 1, 1998 between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (Exhibit 4(a) to 8-K dated October 21, 1998).

(iv)	Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (the “1993 Senior Indenture”) (Exhibit (4)(iv) to 10-K for fiscal year ended December 25,1998 (“1998 10-K”)).

(v)	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (Exhibit 4(a) to 8-K dated July 2, 1998).

(vi)	Form of certificate representing Preferred Stock of ML & Co. (Exhibit 4(d) to S-3 (file no. 33-55363)).

(vii)	Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (filed as Exhibit (3)(i)(c) to 1999 10-K).

(viii)	Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A. as Depositary, and the holders from time to time of the Depositary Receipts (filed as Exhibit (3)(i)(e) to 1999 10-K).

(ix)	Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated December 2, 1997).

(10)		Material Contracts

	(i)	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to Second Quarter 1999 10-Q).

	(ii)	Written description of retirement programs for non-employee directors (page 24 of ML & Co.’s Proxy Statement for the 2002 Annual Meeting of Stockholders contained in ML & Co.’s Schedule 14A filed on March 14, 2002).

	(iii)	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995).

	(iv)	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).

	(v)	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).

	(vi)	Written description of ML & Co.’s compensation policy for executive officers and directors (pages 15 to 17 and pages 24 to 25 of ML & Co.’s Proxy Statement for the 2002 Annual Meeting of Stockholders contained in ML & Co.’s Schedule 14A filed on March 14, 2002).

	(vii)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

	(viii)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

	(ix)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

	(x)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

	(xi)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).

	(xii)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-15035)).

	(xiii)	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-59143)).

	(xiv)	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).

	(xv)	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).

	(xvi)	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 1997 10-Q for the quarter ended March 28, 1997).

	(xvii)	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).

	(xviii)	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).

	(xix)	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

(xx)	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

(xxi)	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997 (the “Third Quarter 1997 10-Q”)).

(xxii)	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (filed as Exhibit 10(xxiv) to 1999 10-K).

*(xxiii)	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees.

(xxiv)	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

*(xxv)	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees.

(xxvi)	Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees, and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10 (xxxii) to 1996 10-K).

(xxvii)	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996, and 1997 (Exhibit 10.31 to 1997 10-K).

(xxviii)	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to Second Quarter 1997 10-Q).

(xxix)	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10 to 10-Q for the quarter ended March 30, 2001).

*(xxx)	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001.

(xxxi)	ML & Co. Long-Term Incentive Compensation Plan, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001 (the “Second Quarter 2001 10-Q”)).

*(xxxii)	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers.

*(12)	Statement re computation of ratios.

*(13)	Excerpt of 2001 Annual Report to Stockholders.

*(21)	Subsidiaries of ML & Co.

*(23)	Consent of Independent Auditors, Deloitte & Touche LLP.

(99)	Additional Exhibits.

*(i)	Opinion of Deloitte & Touche LLP with respect to the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, which is included in Exhibit 12.

*(ii)	Opinion of Deloitte & Touche LLP with respect to certain information in the Selected Financial Data, which is incorporated by reference in Part II, Item 6.

* Filed herewith

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the fourth quarter of 2001.

	(i)	Current Report on Form 8-K dated October 12, 2001 for the purpose of furnishing notice of a webcast of a conference call scheduled for October 18, 2001 to review ML & Co.’s operating results

	(ii)	Current Report on Form 8-K dated October 18, 2001 for the purpose of filing ML & Co.’s Preliminary Unaudited Earnings Summary for the three and nine-month periods ended September 28, 2001.

	(iii)	Current Report on Form 8-K dated October 23, 2001 for the purpose of filing the form of ML & Co.’s 8% Callable Stock Return Income Debt Securities/®/ due October 23, 2003.

	(iv)	Current Report on Form 8-K dated October 31, 2001 for the purpose of filing ML & Co.’s Preliminary Unaudited Consolidated Balance Sheet as of September 28, 2001.

	(v)	Current Report on Form 8-K dated November 1, 2001 for the purpose of filing the form of ML & Co.’s 9% Callable Stock Return Income Debt Securities due November 3, 2003.

	(vi)	Current Report on Form 8-K dated November 2, 2001 for the purpose of filing the form of ML & Co.’s Strategic Return Notes due November 2, 2006.

	(vii)	Current Report on Form 8-K dated November 21, 2001 for the purpose of filing the form of ML & Co.’s 8% Callable Stock Return Income Debt Securities due November 21, 2003.

	(viii)	Current Report on Form 8-K dated November 30, 2001 for the purpose of filing the form of ML & Co.’s Enhanced Return Notes Linked to the Nasdaq-100 Index/®/ due February 28, 2003.

* Filed herewith

MERRILL LYNCH & CO., INC.
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

ITEMS 14(A)(1) AND 14(A)(2)

Page Reference

	Form10-K	2001 Annual Report to Stockholders
Consolidated Financial Statements
Independent Auditors’ Report		42
Consolidated Statements of Earnings		43
Consolidated Balance Sheets		44-45
Consolidated Statements of Changes in Stockholders’ Equity		46
Consolidated Statements of Comprehensive Income		47
Consolidated Statements of Cash Flows		48
Notes to Consolidated Financial Statements		49-78

Financial Statements Schedule
Schedule I - Condensed Financial Information of Registrant	F-2 to F-6
Condensed Statements of Earnings	F-2
Condensed Balance Sheets	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5 to F-6
Independent Auditors’ Report	F-7

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:
(i) Selected Financial Data*		16
(ii) Management’s Discussion and Analysis*		17-40
(iii) Quarterly Information		79

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 2001 Annual Report to Stockholders, which are incorporated herein by reference.

*

This information was previously filed on Form 8-K on March 7, 2002 and except for pagination, the Selected Financial Data and Management’s Discussion and Analysis contained in the Form 8-K is identical to the Selected Financial Data and Management’s Discussion and Analysis contained in the 2001 Annual Report to Stockholders.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF EARNINGS
(dollars in millions)

	Year Ended Last Friday in December
	2001	2000	1999
REVENUES
Interest (principally from affiliates)	$3,397	$5,314	$3,693
Management service fees (from affiliates)	448	448	336
Other	14	16	20

Total Revenues	3,859	5,778	4,049

Interest Expense	3,694	5,401	4,094

Net Revenues	165	377	(45)

NON-INTEREST EXPENSES
Compensation and benefits	316	435	323
Restructuring charge	239	-	-
September 11th-related	71	-	-
Other	375	605	358

Total Non-Interest Expenses	1,001	1,040	681

EQUITY IN EARNINGS OF AFFILIATES	1,095	4,127	3,179

EARNINGS BEFORE INCOME TAXES	259	3,464	2,453

Income Tax Benefit	314	320	240

NET EARNINGS	$573	$3,784	$2,693

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(23)	45	(268)

COMPREHENSIVE INCOME	$550	$3,829	$2,425

NET EARNINGS APPLICABLE TO
COMMON STOCKHOLDERS	$535	$3,745	$2,654

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(dollars in millions, except per share amounts)

	Deceember 28, 2001	December 29, 2000
ASSETS
Cash and cash equivalents	$822	$5
Marketable investment securities	2,392	7,394
Loans to, receivables from and preference securities of affiliates	80,621	80,845
Investments in affiliates, at equity	22,238	21,435
Equipment and facilities (net of accumulated
depreciation and amortization of $201 in 2001 and $377 in 2000)	120	175
Other receivables and assets	3,232	2,473

TOTAL ASSETS	$109,425	$112,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Commercial paper and other short-term borrowings	$1,909	$12,978
Loans from and payables to affiliates	10,237	7,409
Other liabilities and accrued interest	4,666	6,299
Long-term borrowings	72,605	67,337

Total Liabilities	89,417	94,023

STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity	425	425

Common Stockholders’ Equity:
Shares exchangeable into common stock	62	68
Common stock, par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2001 – 962,533,498 shares; 2000 – 962,533,498 shares
	1,283	1,283
Paid-in capital	4,209	2,843
Accumulated other comprehensive loss (net of tax)	(368)	(345)
Retained earnings	16,150	16,156

	21,336	20,005
Less: Treasury stock, at cost:
2001 – 119,059,651 shares; 2000 – 154,578,945 shares	977	1,273
Unamortized employee stock grants	776	853

Total Common Stockholders’ Equity	19,583	17,879

Total Stockholders’ Equity	20,008	18,304

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,425	$112,327

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended Last Friday in December
	2001	2000	1999
Cash Flows from Operating Activities:
Net Earnings	$573	$3,784	$2,693
Noncash items included in earnings:
Equity in earnings of affiliates	(1,095)	(4,127)	(3,179)
Depreciation and amortization	65	53	45
Amortization of stock-based compensation	84	23	17
Restructuring charge	144	-	-
Other	(303)	(98)	20
(Increase) decrease in
Operating assets, net of operating liabilities	(316)	956	(287)
Dividends and partnerships distributions from affiliates	1,113	1,332	1,764

Cash Provided by Operating Activities	265	1,923	1,073

Cash Flows from Investing Activities:
Proceeds from (payments for):
Loans to affiliates, net of payments	3,162	5,121	(2,106)
Sales of available-for-sale securities	7,447	124	12
Purchases of available-for-sale securities	(2,449)	(6,315)	(1,198)
Investments in affiliates, net of dispositions	(886)	(7,178)	(4)
Equipment and facilities	(104)	(18)	(95)

Cash Provided by (Used for) Investing Activities	7,170	(8,266)	(3,391)

Cash Flows from Financing Activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	(11,069)	(11,079)	7,071
Issuance and resale of long-term borrowings	35,380	25,888	11,685
Settlement and repurchase of long-term borrowings	(31,211)	(9,507)	(16,092)
Common stock transactions	861	1,182	459
Dividends to shareholders	(579)	(515)	(426)

Cash (Used for) Provided by Financing Activities	(6,618)	5,969	2,697

Increase (Decrease) in Cash and Cash Equivalents	817	(374)	379
Cash and Cash Equivalents, beginning of year	5	379	-

Cash and Cash Equivalents, end of year	$822	$5	$379

Supplemental Disclosure
Cash paid for:
Income taxes	$313	$85	$261
Interest	4,471	5,109	4,149

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

NOTE 1. BASIS OF PRESENTATION

The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. (“ML & Co.” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, “Merrill Lynch”) and the Notes thereto in the Merrill Lynch 2001 Annual Report to Stockholders (the “Annual Report”) included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation. All 1999 amounts have been restated to reflect the 2000 merger of Herzog, Heine, Geduld, Inc. (“Herzog”) with Merrill Lynch, which was accounted for as a pooling-of-interests (see Note 2 to the Consolidated Financial Statements in the Annual Report), and the two-for-one common stock split (see Note 11 to the Consolidated Financial Statements in the Annual Report).

Investments in affiliates are accounted for in accordance with the equity method.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

•	Summary of Significant Accounting Policies (Note 1)

•	Loans, Notes, and Mortgages (Note 7)

•	Commercial Paper and Short- and Long-Term Borrowings (Note 8)

•	Stockholders’ Equity (Note 11)

•	Commitments and Contingencies (Note 12)

•	Employee Incentive Plans (Note 14)

The Parent Company hedges certain risks arising from long-term borrowing payment obligations and investments in and loans to foreign subsidiaries. See Notes 8 and 1 (Derivatives section) to the Consolidated Financial Statements in the Annual Report, respectively, for additional information on these hedges.

NOTE 2. OTHER SIGNIFICANT EVENTS

Restructuring Charge
During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth which included the resizing of selected businesses and other structural changes.

As a result, ML & Co. incurred a fourth quarter pre-tax restructuring charge to earnings of $239 million.

Restructuring charges relate primarily to severance costs of $95 million, facilities costs of $120 million, and technology and fixed asset write-offs of $17 million. Structural changes include targeted workforce reductions of approximately 222 through a combination of involuntary and voluntary separations, across various business groups. At December 28, 2001, the majority of employee separations were completed or announced and all had been identified. The $95 million of severance costs include non-cash charges related to accelerated stock amortization for stock grants associated with employee separations totaling $17 million. Cash severance payments of $8 million have been made as of year-end. Facilities-related costs include the closure or subletting of excess space. Management expects the remaining employee separations to be completed in 2002 and anticipates that substantially all of the cash payments related to real estate and severance will be funded by cash from operations.

For information on the consolidated restructuring charges, refer to Note 2 to the Consolidated Financial Statements within the Annual Report.

September 11th-Related Expenses
On September 11th, terrorists attacked the World Trade Center complex, which subsequently collapsed and damaged surrounding buildings, some of which were occupied by Merrill Lynch. These events caused the temporary relocation of approximately 9,000 employees from Merrill Lynch’s global headquarters in the North Tower of the World Financial Center, the South Tower of the World Financial Center and from offices at 222 Broadway to back-up facilities.

Some of Merrill Lynch’s businesses were temporarily disrupted subsequent to September 11th. During the fourth quarter, Merrill Lynch reoccupied and reestablished business operations in the North Tower as well as in 222 Broadway. The South Tower of the World Financial Center is in the process of being restored.

For the year ended December 28, 2001, ML & Co. recorded September 11th-related expenses of $71 million ($44 million after-tax), which are net of actual recoveries and insurance receivables booked to date. These expenses include costs related to the write-off of damaged assets and sublease income; the repair and replacement of equipment; and employee relocation, which required reconfiguring alternative office facilities, technology, and telecommunications and providing transportation. ML & Co. continues to incur additional September 11th-related expenses, including the purchase of additional equipment and the restoration of facilities.
ML & Co. is also assessing the impact on operations from physical damage to determine lost profits due to business interruption. Therefore, the full financial impact to ML & Co. cannot be currently determined.

ML & Co. is insured for loss caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. During the fourth quarter, ML & Co. received its first insurance advance payment related to September 11th of $90 million and recognized an additional insurance receivable of $15 million. ML & Co. expects to recognize additional insurance receivables in future periods. Insurance payments are based on recoverable cash expenditures, which will not necessarily be the same as expenses recognized under accounting principles generally accepted in the United States of America.

For information on the consolidated September 11th-related expenses, refer to Note 2 to the Consolidated Financial Statements within the Annual Report.

NOTE 3.    GUARANTEES

ML & Co. issues guarantees of counterparty obligations in connection with certain activities of subsidiaries (see Note 12 to the Consolidated Financial Statements in the Annual Report for further information).

The Parent Company also guarantees certain obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions.

ML & Co. also guarantees obligations related to Trust Originated Preferred Securities/SM/ issued by subsidiaries (see Note 10 to the Consolidated Financial Statements in the Annual Report for further information).

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
     Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 28, 2001 and December 29, 2000, and for each of the three years in the period ended December 28, 2001, and have issued our report thereon dated February 25, 2002; such consolidated financial statements and our report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch, listed in Item 14. Such financial statement schedule is the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     DELOITTE & TOUCHE LLP

New York, New York
February 25, 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2002.		W.H. CLARK	/s/ W. H. Clark W. H. Clark Director
Merrill Lynch & Co., Inc. Registrant		JILL K. CONWAY	/s/ Jill K. Conway Jill K. Conway Director
ANDREA L. DULBERG	/s/ Andrea L. Dulberg Andrea L. Dulberg Secretary	GEORGE B. HARVEY	/s/ George B. Harvey George B. Harvey Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of March, 2002.		ROBERT P. LUCIANO	/s/ Robert P. Luciano Robert P. Luciano Director
DAVID H. KOMANSKY	/s/ David H. Komansky David H. Komansky Director, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	HEINZ-JOACHIM NEUBÜRGER	/s/ Heinz-Joachim Neubürger Heinz-Joachim Neubürger Director
THOMAS H. PATRICK	/s/ Thomas H. Patrick Thomas H. Patrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)	DAVID K. NEWBIGGING	/s/ David K. Newbigging David K. Newbigging Director
JOHN J. FOSINA	/s/ John J. Fosina John J. Fosina Controller (Principal Financial Officer)	E. STANLEY O'NEAL	/s/ E. Stanley O'Neal E. Stanley O'Neal Director
		AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

		JOHN J. PHELAN, JR.	/s/ John J. Phelan, Jr. John J. Phelan, Jr. Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher Joseph W. Prueher Director

II-1