Form 10-Q
period 2002-03-29
MERRILL LYNCH & CO INC
filed 2002-05-10
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            March 29, 2002

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

858,498,800 shares of Common Stock and 4,172,969 Exchangeable Shares as of the close of business on May 3, 2002. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.


                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------
                   MERRILL LYNCH & Co., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                    -----------------------------
                                                                    MAR. 29,              MAR. 30,           PERCENT
(in millions, except per share amounts)                                2002                  2001            INC. (DEC.)
                                                                    -------               -------            ----------

NET REVENUES
  Commissions                                                       $ 1,229               $ 1,505                 (18.3)%
  Principal transactions                                                877                 1,717                 (48.9)
  Investment banking
    Underwriting                                                        478                   652                 (26.7)
    Strategic advisory                                                  183                   284                 (35.6)
  Asset management and portfolio service fees                         1,293                 1,379                  (6.2)
  Other                                                                 219                   164                  33.5
                                                                    -------               -------
     Subtotal                                                         4,279                 5,701                 (24.9)
                                                                    -------               -------

  Interest and dividend revenues                                      3,284                 6,233                 (47.3)
  Less interest expense                                               2,473                 5,524                 (55.2)
                                                                    -------               -------
     Net interest profit                                                811                   709                  14.4
                                                                    -------               -------

  TOTAL NET REVENUES                                                  5,090                 6,410                 (20.6)
                                                                    -------               -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           2,646                 3,244                 (18.4)
  Communications and technology                                         474                   598                 (20.7)
  Occupancy and related depreciation                                    238                   270                 (11.9)
  Brokerage, clearing, and exchange fees                                198                   235                 (15.7)
  Advertising and market development                                    150                   208                 (27.9)
  Professional fees                                                     130                   142                  (8.5)
  Office supplies and postage                                            69                    96                 (28.1)
  Goodwill amortization                                                   -                    52                (100.0)
  Other                                                                 173                   214                 (19.2)
                                                                    -------               -------
  TOTAL NON-INTEREST EXPENSES                                         4,078                 5,059                 (19.4)
                                                                    -------               -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,012                 1,351                 (25.1)

Income tax expense                                                      316                   428                 (26.2)

Dividends on preferred securities issued by subsidiaries                 49                    49                     -
                                                                    -------               -------

NET EARNINGS                                                        $   647               $   874                 (26.0)
                                                                    =======               =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                      $   638               $   864                 (26.2)
                                                                    =======               =======

EARNINGS PER COMMON SHARE
    Basic                                                           $  0.75               $  1.04
                                                                    =======               =======
    Diluted                                                         $  0.67               $  0.92
                                                                    =======               =======

DIVIDEND PAID PER COMMON SHARE                                      $  0.16               $  0.16
                                                                    =======               =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             854.8                 832.2
                                                                    =======               =======
    Diluted                                                           949.2                 938.0
                                                                    =======               =======
-----------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                      Mar. 29,             Dec. 28,
(dollars in millions)                                                                                    2002                 2001
--------------------------------------------------------------------------------                     --------             --------


ASSETS

CASH AND CASH EQUIVALENTS                                                                             $14,036             $ 11,070

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                              5,702                4,467

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                                  70,764               69,702
  Receivables under securities borrowed transactions                                                   60,053               54,930
                                                                                                     --------             --------
                                                                                                      130,817              124,632

MARKETABLE INVESTMENT SECURITIES                                                                       72,379               77,820

TRADING ASSETS, AT FAIR VALUE
  Contractual agreements                                                                               27,456               31,040
  Corporate debt and preferred stock                                                                   17,863               18,134
  Equities and convertible debentures                                                                  11,849               13,923
  Mortgages, mortgage-backed, and asset-backed                                                         13,205               11,184
  U.S. Government and agencies                                                                         10,074                9,445
  Municipals and money markets                                                                          3,277                5,306
  Non-U.S. governments and agencies                                                                     5,701                3,851
                                                                                                     --------             --------
                                                                                                       89,425               92,883

SECURITIES PLEDGED AS COLLATERAL                                                                       11,489               12,084
                                                                                                     --------             --------

SECURITIES RECEIVED AS COLLATERAL                                                                       2,952                3,234
                                                                                                     --------             --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $69 in 2002 and $81 in 2001)                    40,344               39,856
  Brokers and dealers                                                                                  12,520                6,868
  Interest and other                                                                                    8,421                8,226
                                                                                                     --------             --------
                                                                                                       61,285               54,950
                                                                                                     --------             --------

INVESTMENTS OF INSURANCE SUBSIDIARIES                                                                   3,953                3,983

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $479 in 2002 and $425 in 2001)        21,603               19,005

OTHER INVESTMENTS                                                                                       6,107                5,869

EQUIPMENT AND FACILITIES (net of accumulated depreciation and
   amortization of $4,347 in 2002 and $4,910 in 2001)                                                   3,069                2,873

GOODWILL (net of accumulated amortization of $914 in 2002 and $924 in 2001)                             3,999                4,071

OTHER ASSETS                                                                                            2,351                2,478
                                                                                                     --------             --------

TOTAL ASSETS                                                                                         $429,167             $419,419
                                                                                                     ========             ========




                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                      Mar. 29,            Dec. 28,
(dollars in millions, except per share amount)                                                           2002                2001
--------------------------------------------------------------------------------                     --------             --------

LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                               $ 85,516            $ 74,895
  Payables under securities loaned transactions                                                        10,150              12,291
                                                                                                     --------            --------
                                                                                                       95,666              87,186
                                                                                                     --------            --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                        4,593               5,141

DEPOSITS                                                                                               85,884              85,819

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                               32,138              36,679
  U.S. Government and agencies                                                                         18,860              18,674
  Equities and convertible debentures                                                                  11,313               9,911
  Non-U.S. governments and agencies                                                                     8,466               5,857
  Corporate debt, municipals and preferred stock                                                        5,123               4,796
                                                                                                     --------            --------
                                                                                                       75,900              75,917
                                                                                                     --------            --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                                  2,952               3,234
                                                                                                     --------            --------

OTHER PAYABLES
  Customers                                                                                            29,693              28,704
  Brokers and dealers                                                                                  11,096              11,932
  Interest and other                                                                                   18,867              18,474
                                                                                                     --------            --------
                                                                                                       59,656              59,110
                                                                                                     --------            --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                   3,691               3,737

LONG-TERM BORROWINGS                                                                                   77,267              76,572
                                                                                                     --------            --------

TOTAL LIABILITIES                                                                                     405,609             396,716
                                                                                                     --------            --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                             2,652               2,695
                                                                                                     --------            --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued, liquidation preference $10,000 per share)           425                 425
                                                                                                     --------            --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                    62                  62
  Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares;
       issued: 2002  - 971,745,911 shares; 2001 - 962,533,498 shares)                                   1,295               1,283
  Paid-in capital                                                                                       5,184               4,209
  Accumulated other comprehensive loss (net of tax)                                                      (401)               (368)
  Retained earnings                                                                                    16,649              16,150
                                                                                                     --------            --------
                                                                                                       22,789              21,336
Less:  Treasury stock, at cost: 2002 - 115,699,188 shares; 2001 - 119,059,651 shares                      986                 977
           Unamortized employee stock grants                                                            1,322                 776
                                                                                                     --------            --------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                                      20,481              19,583
                                                                                                     --------            --------
TOTAL STOCKHOLDERS' EQUITY                                                                             20,906              20,008
                                                                                                     --------            --------
TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
  AND STOCKHOLDERS' EQUITY                                                                           $429,167            $419,419
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


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                               -----------------------------
(dollars in millions)                                                          Mar. 29,              Mar. 30,
                                                                                  2002                  2001
                                                                               -------              --------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $   647              $    874
Noncash items included in earnings:
       Depreciation and amortization                                               170                   217
       Policyholder reserves                                                        46                    47
       Goodwill amortization                                                         -                    52
       Amortization of stock-based compensation                                    176                   158
       Deferred taxes                                                              218                   140
       Other                                                                       656                   166
Changes in operating assets and liabilities (a):
       Trading assets and securities pledged as collateral                       3,585               (10,677)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                            (1,235)                  464
       Receivables under resale agreements                                      (1,062)                   15
       Receivables under securities borrowed transactions                       (5,123)               (9,572)
       Customer receivables                                                       (487)                2,131
       Brokers and dealers receivables                                          (5,652)                5,038
       Trading liabilities                                                         (17)               10,214
       Payables under repurchase agreements                                     10,621                 4,256
       Payables under securities loaned transactions                            (2,141)               (4,416)
       Customer payables                                                           989                 1,469
       Brokers and dealers payables                                               (836)                3,994
       Other, net                                                                  812                (1,996)
                                                                               -------              --------
            Cash provided by operating activities                                1,367                 2,574
                                                                               -------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                               6,864                 7,300
       Sales of available-for-sale securities                                    7,146                 4,502
       Purchases of available-for-sale securities                               (9,875)              (21,689)
       Maturities of held-to-maturity securities                                    74                   239
       Purchases of held-to-maturity securities                                   (185)                 (249)
       Loans, notes, and mortgages                                              (2,661)                  (57)
       Other investments and other assets                                           77                  (536)
       Equipment and facilities                                                   (365)                 (235)
                                                                               -------              --------
            Cash provided by (used for) investing activities                     1,075               (10,725)
                                                                               -------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                           (548)               (2,099)
       Deposits                                                                     65                10,281
       Issuance and resale of long-term borrowings                               9,214                10,884
       Settlement and repurchases of long-term borrowings                       (8,149)               (8,191)
       Issuance of common stock                                                     99                     -
       Issuance of treasury stock                                                    2                   256
       Other common stock transactions                                             (10)                 (346)
       Dividends                                                                  (149)                 (143)
                                                                               -------              --------
            Cash provided by financing activities                                  524                10,642
                                                                               -------              --------
Increase in cash and cash equivalents                                            2,966                 2,491
Cash and cash equivalents, beginning of year                                    11,070                23,205
                                                                               -------              --------
Cash and cash equivalents, end of period                                       $14,036              $ 25,696
                                                                               =======              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                         $    41              $     89
          Interest                                                               2,091                 5,804
------------------------------------------------------------------------------------------------------------
(a) Net of effects of acquisitions and divestitures.

See Notes to Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 29, 2002


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 28, 2001 unaudited Consolidated Balance Sheet was derived from the audited financial statements. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the consolidated financial statements have been included.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 28, 2001. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business as previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002.

SFAS No. 142 requires that Merrill Lynch perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. This test is required to be completed within six months of the date of adoption. If an indication of impairment exists, quantification of the impairment is required to be completed as soon as possible, but no later than the end of the year. Any resulting impairment loss, as measured on the first day of fiscal year 2002, will be recognized as the cumulative effect of a change in accounting principle in Merrill Lynch's statement of earnings upon adoption and will require a restatement of the first quarter 2002 results. Amortization expense related to goodwill totaled $52 million in the first quarter of 2001. Excluding this amortization expense, net earnings, basic earnings per share and diluted earnings per share would have been $909 million, $1.08 per share, and $0.96 per share, respectively in the first quarter of 2001.

Derivatives

Merrill Lynch's policies relating to derivatives are discussed fully in the portion of Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 28, 2001. For the three-month periods ended March 29, 2002 and March 30, 2001, $8 million and $196 million, respectively, of net gains related to non-U.S. dollar hedge investments on non-U.S. dollar subsidiaries were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet. These amounts were principally offset by net losses on these investments.

--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other one-time charges of $396 million. The one-time charges primarily related to write-offs which were completed in 2001. In addition, a charge to deferred tax expense was recorded related to losses of the Private Client operations in Japan that will not be utilized during the carry forward period.

Restructuring Charge

Restructuring charges related primarily to severance costs of $1.1 billion, facilities costs of $299 million, technology and fixed asset write-offs of $187 million and other costs of $178 million. Structural changes included targeted workforce reductions of approximately 6,200 through a combination of involuntary and voluntary separations across all business groups. At December 28, 2001 the majority of employee separations were completed or announced, and all had been identified. The $1.1 billion of severance costs included non-cash charges related to accelerated stock amortization for stock grants associated with employee separations totaling $135 million. Facilities-related costs include the closure or subletting of excess space, and the consolidation of Private Client offices in the United States, Europe, Asia Pacific and Japan. Management expects both the remaining branch closings and employee separations to be completed in 2002 and anticipates that substantially all of the cash payments related to real estate and severance will be funded by cash from operations. Asset write-offs primarily reflected the write-off of technology assets and furniture and equipment which resulted from management's decision to close Private Client branch offices. Utilization of the restructuring reserve at March 29, 2002 is as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                         Utilized in       Utilized in          Balance
                                                     Initial Balance         2001             2002           Mar. 29, 2002
--------------------------------------------------------------------------------------------------------------------------

Category:
-  Severance costs                                      $ 1,133             $ (214)         $  (611)            $ 308
-  Facilities costs                                         299                  -              (16)              283
-  Technology and fixed asset write-offs                    187               (187)               -                 -
-  Other Costs                                              178                  -              (48)              130
                                                        -------             ------          -------             -----
                                                        $ 1,797             $ (401)         $  (675)            $ 721
                                                        -------             ------          -------             -----

Head Count                                                6,205               (749)          (4,986)              470

--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at March 29, 2002 and December 28, 2001 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                               Mar. 29,             Dec. 28,
                                                                  2002                 2001
                                                               -------              -------


COMMERCIAL PAPER AND OTHER SHORT-TERM
  BORROWINGS
   Commercial paper                                            $ 2,675              $ 2,950
   Other                                                         1,918                2,191
                                                               -------              -------
   Total                                                       $ 4,593              $ 5,141
                                                               =======              =======

DEPOSITS
   U.S.                                                        $72,985              $73,555
   Non-U.S.                                                     12,899               12,264
                                                               -------              -------

   Total                                                       $85,884              $85,819
                                                               =======              =======

--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 4.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: Global Markets and Investment Banking ("GMI"), the Private Client Group ("Private Client") and Merrill Lynch Investment Managers ("MLIM"). Beginning in the first quarter of 2002, GMI's results include income generated by the investment portfolio of Merrill Lynch's U.S. banks which was previously recorded in the Private Client segment. In addition, MLIM's results now include a share of the income generated from the assets under management in money market funds sold through Private Client. Previously, this income was recorded entirely in Private Client. The Private Client business will continue to earn a spread for selling the funds, while revenues and expenses associated with management of the funds are recorded in MLIM. Prior period amounts have been restated to conform to the current period presentation. For information on each segment's activities, see the portions of the 2001 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment follow:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                             Private                     Corporate
Three Months Ended                                GMI         Client          MLIM           Items             Total
March 29, 2002                               --------       --------        ------       ---------          --------


Non-interest revenues                        $  1,943        $ 1,907        $  474          $  (45) (1)     $  4,279
Net interest income(2)                            487            336             6             (18) (3)          811
                                             --------        -------        ------          ------          --------
Net revenues                                    2,430          2,243           480             (63)            5,090
Non-interest expenses                           1,772          1,988           363             (45) (1)        4,078
                                             --------        -------        ------          ------          --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                     $    658        $   255        $  117          $  (18)         $  1,012
                                             ========        =======        ======          ======          ========

Quarter-end total assets                     $371,911        $51,189        $2,063          $4,004          $429,167
                                             ========        =======        ======          ======          ========

--------------------------------------------------------------------------------------------------------------------

                                                             Private                     Corporate
                                                  GMI         Client          MLIM           Items             Total
                                             --------        -------        ------       ---------          --------
Three Months Ended
March 30, 2001

Non-interest revenues                        $  2,989        $ 2,234        $  562          $  (84) (1)     $  5,701
Net interest income(2)                            342            385             4             (22) (3)          709
                                             --------        -------        ------          ------          --------
Net revenues                                    3,331          2,619           566            (106)            6,410
Non-interest expenses                           2,267          2,335           472             (15) (4)        5,059
                                             --------        -------        ------          ------          --------
Earnings (loss) before income taxes
  and dividends on preferred securities
  issued by subsidiaries                     $  1,064        $   284        $   94          $  (91)         $  1,351
                                             ========        =======        ======          ======          ========

Quarter-end total assets                     $366,692        $58,166        $2,532          $4,214          $431,604
                                             ========        =======        ======          ======          ========

--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents Mercury financing costs.
(4) Represents goodwill amortization of $52 million, net of elimination of intersegment expenses of $67 million.


--------------------------------------------------------------------------------
NOTE 5.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
The components of comprehensive income are as follows:

(dollars in millions)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                         -----------------------
                                                         Mar. 29,        Mar. 30,
                                                            2002            2001
                                                         -------         -------

Net earnings                                                $647            $874
                                                            ----            ----
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                            (15)             38
  Net unrealized gain (loss) on investment
   securities available-for-sale                              17              (1)
  Deferred gain (loss) on cash flow hedges                   (35)             21
                                                            ----            ----
  Total other comprehensive income (loss), net of tax        (33)             58
                                                            ----            ----
Comprehensive income                                        $614            $932
                                                            ====            ====
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

(dollars in millions)
--------------------------------------------------------------------
                                               Three Months Ended
                                             -----------------------
                                             Mar. 29,        Mar. 30,
                                                2002            2001
                                            --------        --------

Net earnings                                $    647        $    874
Preferred stock dividends                          9              10
                                            --------        --------
Net earnings applicable to
  common stockholders                       $    638        $    864
                                            ========        ========

(shares in thousands)
Weighted-average shares outstanding          854,815         832,195
                                            --------        --------
Effect of dilutive instruments(1) (2):
   Employee stock options                     45,023          64,379
   Financial Advisor Capital
      Accumulation Award Plan shares          24,913          27,688
   Restricted shares and units                24,372          13,587
   Employee Stock Purchase Plan shares           114             105
                                            --------        --------
   Dilutive potential common shares           94,422         105,759
                                            --------        --------
Total weighted-average diluted shares        949,237         937,954
                                            ========        ========
--------------------------------------------------------------------
Basic earnings per common share             $   0.75        $   1.04
Diluted earnings per common share           $   0.67        $   0.92

--------------------------------------------------------------------
(1)  During the 2002 and 2001 first quarter there were 69 million and 39 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2)  See Note 14 to Consolidated Financial Statements in the 2001 Annual Report
     included as an exhibit to Form 10-K for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 7.  COMMITMENTS AND OTHER CONTINGENCIES
--------------------------------------------------------------------------------

Merrill Lynch enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance and loan syndication transactions. Customers may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. Merrill Lynch also issues various guarantees to counterparties in connection with certain leasing, securitization, and other transactions. These commitments and guarantees usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon or guarantees are issued, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and market conditions.

The contractual amounts of these commitments and guarantees represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments and guarantees may not represent future cash requirements, as commitments and guarantees may expire without being drawn upon.

At March 29, 2002 and December 28, 2001, Merrill Lynch had the following commitments and guarantees with commitment expirations as follows:

(dollars in millions)
-----------------------------------------------------------------------------------------------
                                                                Mar. 29,            Dec. 28,
                                                                   2002                2001
-----------------------------------------------------------------------------------------------

   Commitments to extend credit                                 $24,288  (1)        $17,833  (1)
   Third-party guarantees                                           208                 316
   SPE-related commitments                                       11,463              12,647
-----------------------------------------------------------------------------------------------
(1) Approximately $10.1 billion and $5.4 billion, respectively, relates to secured lending activities.

SPE-related commitments include liquidity facilities and default protection to investors in securities issued by Special Purpose Entities ("SPEs") totaling $11 billion and $12 billion at March 29, 2002 and December 28, 2001, respectively. The fair value of these commitments approximates zero as of March 29, 2002 as these positions are significantly overcollateralized. Merrill Lynch also provides guarantees to holders of notes issued by SPEs relating to the residual value of property and equipment lease assets held by the SPEs.

The commitments to extend credit are comprised of commercial paper back-up lines of credit, syndicated loans, mortgages and other institutional and retail commitments to extend credit. The commitments do not include any amounts for commitments related to margin lending.

As of March 29, 2002, Merrill Lynch has been named as party in various actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial position of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period.

--------------------------------------------------------------------------------
NOTE 8.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Certain U.S. and non-U.S. subsidiaries are subject to various securities, banking and insurance regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch's principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At March 29, 2002, MLPF&S's regulatory net capital of $2,784 million was approximately 15% of ADI, and its regulatory net capital in excess of the minimum required was $2,411 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 29, 2002, MLI's financial resources were $4,825 million, exceeding the minimum requirement by $889 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 29, 2002, MLGSI's liquid capital of $1,354 million was 218% of its total market and credit risk, and liquid capital in excess of the minimum required was $607 million.


Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), and Merrill Lynch Bank & Trust Co. ("MLB&T") are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts, for MLBUSA and MLB&T at March 29, 2002 and December 28, 2001.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier 1 leverage -- 5%, Tier 1 capital -- 6% and Total capital -- 10%:

------------------------------------------------------------------------------------
(dollars in millions)
------------------------------------------------------------------------------------
                                            Mar. 29, 2002         Dec. 28, 2001
                                       ---------------------------------------------
                                       Actual                  Actual
                                        Ratio         Amount    Ratio         Amount
------------------------------------------------------------------------------------

TIER 1 LEVERAGE
(TO AVERAGE ASSETS)
  MLBUSA                                 5.49%        $3,577     5.61%        $3,576
  MLB&T                                  6.45            973     6.90          1,047
TIER 1 CAPITAL
(TO RISK-WEIGHTED ASSETS)
  MLBUSA                                13.81          3,577    14.30          3,576
  MLB&T                                 17.72            973    20.47          1,047
TOTAL CAPITAL
(TO RISK-WEIGHTED ASSESTS)
  MLBUSA                                15.06          3,902    15.44          3,860
  MLB&T                                 17.74            974    20.48          1,048
------------------------------------------------------------------------------------

In April 2001, MLBUSA entered into a synthetic securitization of specified reference portfolios of asset-backed securities ("ABS") owned by the institution totaling in aggregate up to $20 billion. This synthetic securitization remained effective as of March 29, 2002. All of the ABS in the reference portfolios were rated AAA and all were further insured as to principal and interest payments by an insurer rated AAA. This synthetic securitization allows MLBUSA to reduce the credit risk on the respective reference portfolios by means of credit default swaps with a bankruptcy remote SPE. In turn, the SPE issued a $20 million credit linked note to unaffiliated buyers. This transaction resulted in reducing MLBUSA's risk-weighted assets as of March 29, 2002 and December 28, 2001. MLBUSA retained a first risk of loss equity tranche of $1 million in the transaction.

As a result of the April 2001 transaction, MLBUSA was able to reduce risk-weighted assets by $233 million at March 29, 2002, thereby increasing its Tier I and Total RBC ratios by 13 basis points and 14 basis points, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 29, 2002, and the related condensed consolidated statements of earnings for the three-month periods ended March 29, 2002 and March 30, 2001, and the condensed consolidated statements of cash flows for the three-month periods ended March 29, 2002 and March 30, 2001. These financial statements are the responsibility of Merrill Lynch's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Merrill Lynch as of December 28, 2001, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP
New York, NY
May 10, 2002

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous uncontrollable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, regulatory developments, the competitive environment, and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by the outcome of legal and regulatory proceedings, including those described in Part II Item 1. Legal Proceedings. These conditions or events can significantly affect the volatility of financial markets and the order flow and revenues in businesses such as brokerage and trading.

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

Certain statements contained in this Report may constitute forward-looking statements, including, for example, statements about management expectations, strategic objectives, business prospects, anticipated expense savings and financial results, anticipated results of litigation and regulatory proceedings, and other similar matters. These forward-looking statements are not statements of historical facts and represent only Merrill Lynch's beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous two paragraphs, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending and future legislation and regulation both in the United States and throughout the world, and the other risks detailed in Merrill Lynch's 2001 Form 10-K and in this Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature Merrill Lynch may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial market conditions were not meaningfully improved from fourth quarter 2001 levels. Global debt underwriting volume increased moderately as investors continued to show interest in fixed-income investments. Global merger and acquisition volume continued to be depressed, reaching a seven-year low in the 2002 first quarter. The economic outlook remains uncertain as the fear of higher interest rates and weak corporate earnings, coupled with concerns involving the quality of those earnings, continue to adversely affect the markets.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, rose from 5.02% to 5.39% during the quarter. The U.S. Federal Reserve Bank kept the federal funds rate and the discount rate unchanged during the 2002 first quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), widened slightly for highly-rated counterparties and narrowed for lower-rated counterparties during the 2002 first quarter.

U.S. equity indices were mixed during the first quarter of 2002. The Dow Jones Industrial Average gained 3.8% from year-end 2001 and 6.2% since the year ago quarter, as cyclical and consumer stocks improved. The Nasdaq Composite Index, however, declined 5.4% during the quarter but advanced 1.4% from the 2001 first quarter. The decrease in the quarter was the result of a continuing slump in technology and telecommunications stocks, which represent a significant percentage of this index. The S&P 500 remained virtually unchanged from the quarter and year ago levels.

The Dow Jones World Index, excluding the United States, gained a modest 1.5% from year-end 2001 as a steady stream of interest rate cuts around the world during the past year had a favorable impact on global growth this quarter, but was down 6.7% from the 2001 first quarter. In Japan, the Nikkei 225 index rose 4.6% during the quarter, after a lackluster performance in 2001. Emerging markets performed particularly well in the quarter, as the South Korean composite index surged 29% and the Mexican stock market gained 18%.

Global debt and equity issuance volumes rose 5% from the year-ago quarter and 7% from the fourth quarter 2001, driven by increased debt issuances. Global debt underwriting volume was up 7% from 2001 first quarter and 11% from 2001 fourth quarter. In the United States, debt and equity issuance volumes increased 14% from the first quarter of 2001 and 5% from year-end 2001, primarily driven by increases in debt underwriting. The U.S. equity underwriting markets remained depressed, with only 17 companies registering initial public offerings in the 2002 first quarter, down from an already low 25 companies in the 2001 first quarter.

Merger and acquisition activity fell sharply in the first quarter of 2002 as a result of continued economic uncertainty. Global announced merger and acquisition volume dropped 45% since the first quarter of 2001 and 31% since the fourth quarter of 2001, according to Thomson Financial Securities Data. Announced merger and acquisition volume in the United States sank over 50% from both the first and fourth quarters of 2001.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in its competitive environment, for alignment with its long-term strategic objectives. The strategy of maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch's business as a whole.


--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In the fourth quarter of 2001, Merrill Lynch recorded a pre-tax charge of $2.2 billion ($1.7 billion after-tax) related to the resizing of selected businesses and other structural changes. This charge was recorded as Restructuring and other charges on the Consolidated Statements of Earnings. The charge was the result of a detailed review of all businesses, with a focus on improving profit margins and aligning capacity with opportunities for future growth. These actions were expected to result in pre-tax annual expense savings of approximately $1.4 billion, a portion of which was to be reinvested in priority growth initiatives. Merrill Lynch is on target to achieve these annual savings in 2002.

Merrill Lynch has achieved the non-compensation savings related to the fourth quarter 2001 charge more quickly than initially anticipated. On an annualized basis, the impact of these savings on non-compensation expenses is approximately 40% of total savings, which is in line with expectations. Opportunities exist to reduce non-compensation expenses further, although much of the savings realized going forward will be reinvested into growth initiatives. For the first quarter of 2002, non-compensation expenses declined $383 million, or 21% from the year-ago quarter, primarily reflecting actions taken throughout the past year to reduce costs, in particular the fourth quarter restructuring. Reductions were achieved in all categories of expense. Approximately $52 million of the reduction was attributable to the elimination of goodwill amortization (see Note 1, New Accounting Pronouncements for additional information). For further information regarding the details of restructuring and other charges see
Note 2 to the Consolidated Financial Statements.

Merrill Lynch remains cautious about the near-term market outlook. Although the equity markets showed some initial signs of recovery in the first quarter of 2002 as the trend towards de-leveraging accelerates, Merrill Lynch continues to believe it is unlikely that fixed income markets will be as favorable in 2002 as they were in 2001 when the Federal Reserve cut interest rates eleven times. Subsequent to quarter-end, the financial services industry is experiencing higher financing premiums, which if sustained, could adversely impact net interest revenue.

----------------------------------------------------------------------------------------
                                                        For the Three Months Ended
                                                     -----------------------------------
                                                     Mar. 29,    Dec. 28,        Mar. 30,
(dollars in millions, except per share amounts)         2002        2001            2001
----------------------------------------------------------------------------------------

Total revenues                                        $7,563      $7,574         $11,934
Net revenues                                           5,090       4,752           6,410
Pre-tax earnings (loss)                                1,012      (1,512) (1)      1,351
Net earnings (loss)                                      647      (1,264) (1)        874
Earnings (loss) per common share:
    Basic                                               0.75       (1.51) (1)       1.04
    Diluted                                             0.67       (1.51) (1)       0.92
Annualized return on average common
   stockholders' equity                                 12.7%        N/M  (1)       18.4%
Pre-tax profit margin                                   19.9         N/M  (1)       21.1
----------------------------------------------------------------------------------------
(1)   Results for the fourth quarter of 2001 include September 11th-related expenses ($43 million pre-tax and $30 million after-tax) and restructuring and other charges ($2,193 million pre-tax and $1,725 million after-tax) in 2001. Excluding these amounts, pre-tax earnings were $724 million, net earnings were $491 million, basic and diluted earnings per share were $0.57 and $0.51, respectively, annualized return on average common equity was 9.2% and the pre-tax profit margin was 15.2% in the 2001 fourth quarter.

Merrill Lynch's net earnings were $647 million for the 2002 first quarter, 26% lower than the $874 million reported in the first quarter of 2001. Earnings per common share were $0.75 basic and $0.67 diluted, compared with $1.04 basic and $0.92 diluted in the 2001 first quarter.

Net revenues were $5.1 billion, 21% lower than the 2001 first quarter. Non-compensation expenses were 21% lower than the year-ago quarter.

The pre-tax profit margin for the quarter was 19.9%, compared with 21.1% in the first quarter of 2001. The first quarter return on average common stockholders equity was 12.7% compared with 18.4% in the first quarter of 2001.

--------------------------------------------------------------------------------
BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Merrill Lynch reports its results in three business segments: Global Markets and Investment Banking ("GMI"), the Private Client Group ("Private Client"), and Merrill Lynch Investment Managers ("MLIM"). GMI provides investment banking and capital markets services to corporate, institutional, and governmental clients around the world. Private Client provides global wealth management services and products to individuals, small- to mid-size businesses, and employee benefit plans. MLIM provides investment management services to retail and institutional clients.

Certain MLIM and GMI products are distributed through Private Client distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are restated to reflect reallocations of revenues and expenses which result from changes in Merrill Lynch's business strategy and structure.

--------------------------------------------------------------------------------
GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

GMI'S RESULTS OF OPERATIONS
 -------------------------------------------------------------------

                                     For the Three Months Ended
                                ------------------------------------
                                Mar. 29,         Mar. 30,     % Inc.
(dollars in millions)              2002             2001       (Dec.)
--------------------------------------------------------------------

Commissions                      $  545           $  611         (11)%
Principal transactions and
    net interest profit           1,110            1,772         (37)
Investment banking                  603              825         (27)
Other revenues                      172              123          40
                                 ------           ------
    Total net revenues           $2,430           $3,331         (27)
                                 ------           ------
Pre-tax earnings                 $  658           $1,064         (38)
                                 ------           ------
Pre-tax profit margin              27.1%            31.9%
--------------------------------------------------------------------


GMI faced continued difficult market conditions in the first quarter. For the industry as a whole, global announced merger and acquisition volumes were the lowest since the second quarter of 1995, and global equity origination activity remained subdued. As a result, GMI's revenues declined from the particularly strong 2001 first quarter, which included a gain related to the sale of certain energy-trading assets. Disciplined expense management limited the decline in margins from year-ago levels.

GMI's pre-tax earnings were $658 million, 38% lower than the year-ago quarter. The first quarter 2001 results included $84 million from the energy-trading business. Net revenues for the first quarter were $2.4 billion, 27% below the first quarter of 2001. Reductions in non-interest expenses of $495 million from the year-ago quarter limited the impact of the revenue decline on profitability, and resulted in a pre-tax margin of 27.1%, compared with 31.9% in the 2001 first quarter.

CLIENT FACILITATION AND TRADING

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments, options and commodities. In addition, in late 2001 Merrill Lynch instituted a program for providing enhanced brokerage services to its customers with large size Nasdaq orders in exchange for an agreed upon commission in lieu of the traditional spread. Nearly 75% of Nasdaq institutional client trades are now done on an agency, rather than a principal, basis.

Commissions revenues decreased 11% to $545 million in the first quarter of 2002, compared to the year-ago quarter as a result of a global decline in equity trading volumes.

Principal transactions and net interest profit

----------------------------------------------------------------------
                                      For the Three Months Ended
                                    ----------------------------------
                                      Mar. 29,       Mar. 30,   % Inc.
(dollars in millions)                  2002           2001       (Dec.)
----------------------------------------------------------------------
Debt and debt derivatives            $  705         $1,054         (33)%
Equities and equity derivatives         405            718         (44)
                                     ------         ------
Total                                $1,110         $1,772         (37)
----------------------------------------------------------------------

Principal transactions and net interest profit include realized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal and unrealized gains and losses on trading assets and liabilities. In addition, principal transactions and net interest profit includes unrealized gains related to equity investments held by Merrill Lynch's broker-dealers as well as unrealized gains and losses on marketable investment securities, classified as trading securities, held by Merrill Lynch's U.S. banks. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest profit to fluctuate.

Net interest profit is a function of the level and mix of total assets and liabilities, including financial instruments owned, repurchase and reverse repurchase agreements, trading strategies associated with GMI's institutional securities business, and the prevailing level, term structure, and volatility of interest rates. Net interest profit is an integral component of trading activity. Beginning in the first quarter of 2002, GMI's net interest profit included income generated by the investment portfolio of Merrill Lynch's U.S. banks which was previously recorded in the Private Client segment. This change follows a transfer in responsibility for this activity, which was made to better align functional and management responsibilities. The prior year segment results have been restated to reflect this change. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views net interest profit and principal transactions in the aggregate.

Net trading revenues, which include principal transactions and net interest profit, were $1.1 billion in the first quarter of 2002, down 37% from $1.8 billion in the first quarter of 2001. Debt and debt derivatives net trading revenues were $705 million, down 33% from the first quarter of 2001, reflecting lower debt and debt derivatives trading revenues from the particularly strong year-ago quarter and declines in the market value of selected credit positions. The 2001 results included the gain on the sale of certain energy-trading assets. Equities and equity derivatives net trading revenues decreased 44% from the first quarter of 2001 to $405 million, primarily due to reduced global transaction volumes. These revenues include unrealized gains related to equity investments held by a Merrill Lynch broker-dealer.

--------------------------------------------------------------------------------

Investment Banking

----------------------------------------------------------------------
                                For the Three Months Ended
                                --------------------------
                                Mar. 29,         Mar. 30,      % Inc.
(dollars in millions)              2002             2001        (Dec.)
---------------------------------------------------------------------

Debt underwriting                  $129             $255          (49)%
Equity underwriting                 291              286            2
                                   ----             ----
  Total underwriting                420              541          (22)
Strategic advisory services         183              284          (36)
                                   ----             ----
Total                              $603             $825          (27)
-------------------------------------------------------------------------


Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues were $420 million, down 22% from the $541 million recorded in the first quarter of 2001. This decline was primarily the result of a 49% decrease in debt underwriting revenues from the year-ago quarter due to a lower volume of transactions. Merrill Lynch ranked second in global debt underwriting in the first quarter of 2002 with an 8.7% market share. Equity underwriting revenues of $291 million increased slightly from the first quarter of 2001. In global equity and equity-linked underwriting Merrill Lynch ranked second with a market share of 15.4% in the 2002 first quarter.

Merrill Lynch's underwriting market share information based on transaction value follows:

--------------------------------------------------------------------------------------------------------------
                                                                   For the Three Months Ended
                                                   -----------------------------------------------------------
                                                            Mar. 2002                           Mar. 2001
                                                   -----------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
                                                   -----------------------------------------------------------
GLOBAL PROCEEDS
      Debt and equity                                 9.3%               2               12.4%               1
      Debt                                            8.7                2               12.4                1
      Equity and equity-linked                       15.4                2               12.5                3
U.S. PROCEEDS
      Debt and equity                                11.4%               2               15.9%               1
      Debt                                           10.6                2               15.7                1
      Equity and equity-linked                       21.1                2               19.5                2
--------------------------------------------------------------------------------------------------------------

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $183 million in the first quarter of 2002, down 36% from the first quarter of 2001 as a result of lower fees from completed merger and acquisition transactions. Global announced merger and acquisition industry volume was down 45% from the first quarter of 2001. Merger and acquisition activity continues to be slow, and Merrill Lynch believes that a recovery may lag an improvement in the equity markets as corporate clients place near-term emphasis on rationalizing their balance sheets and capital structures. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

-----------------------------------------------------------------------------------------------------
                                                           For the Three Months Ended
                                          -----------------------------------------------------------
                                               Mar. 2002                              Mar. 2001
                                          ---------------------                ----------------------
                                          Market                               Market
                                           Share           Rank                 Share            Rank
                                          ---------------------                ----------------------
COMPLETED TRANSACTIONS
     Global                                 23.8%             3                  37.1%              3
     U.S.                                   21.8              5                  50.5               3

ANNOUNCED TRANSACTIONS
     Global                                 23.7%             2                  18.8%              3
     U.S.                                   13.1              6                  21.5               4
-----------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
Other revenues, which include realized investment gains and losses and distributions on a passive minority investment in a securities-related business, increased 40% in the first quarter of 2002 from the year-ago quarter, to $172 million. This year-over-year increase is primarily due to the $45 million pre-tax gain on the sale of the Securities Pricing Services business recorded in the first quarter of 2002.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

PRIVATE CLIENT'S RESULTS OF OPERATIONS
------------------------------------------------------------------------


                                      For the Three Months Ended
                                      --------------------------
                                      Mar. 29,        Mar. 30,    % Inc.
(dollars in millions)                    2002            2001      (Dec.)
------------------------------------------------------------------------

Commissions                            $  641          $  863        (26)%
Principal transactions and
     new issue revenues                   314             394        (20)
Asset management and
     portfolio service fees               894             913         (2)
Net interest profit                       336             385        (13)
Other revenues                             58              64         (9)
                                       ------          ------
     Total net revenues                $2,243          $2,619        (14)
                                       ------          ------
Pre-tax earnings                       $  255          $  284        (10)
                                       ------          ------
Pre-tax profit margin                    11.4%           10.8%
------------------------------------------------------------------------

Private Client's pre-tax earnings were $255 million, 10% lower than the 2001 first quarter, on net revenues that were 14% lower, at $2.2 billion. Private Client's first quarter 2002 pre-tax margin was 11.4%, compared to 10.8% in the year-ago quarter. First quarter 2002 revenues included a residual pre-tax gain of $39 million related to the sale of the Canadian Private Client business which was completed in December 2001. This gain was more than offset by transitional expenses and provisions associated with the refocusing of the Private Client business outside the United States and the pending closure of the service center in Denver. Results for the first quarter of 2001 included the Canadian and other Private Client businesses outside the United States that were sold or re-sized last year as well as a pre-tax gain of $30 million related to the sale of the mortgage servicing business.

Private Client employed approximately 15,900 financial advisors at the end of the 2002 first quarter, down from 16,400 at the end of 2001. The decline is primarily the result of the staffing reductions associated with the re-focusing of the Private Client business outside the United States on serving high-net-worth clients.

Commissions
Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 26% to $641 million in the first quarter of 2002 from $863 million in the first quarter of 2001 primarily due to a global decline in client transaction volumes, particularly in mutual fund and equity products.

Principal transactions and new issue revenues
Private Client's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities as well as selling concessions on underwriting of debt and equity products. Private Client does not take any significant principal trading risk positions.

Principal transactions and new issue revenues declined 20% to $314 million in the 2002 first quarter from the year-ago quarter, as trading and new issue volume declined in a less favorable market environment.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited Advantage(SM) and Merrill Lynch Consults(R). Also included are servicing fees related to these accounts, as well as account and other fees.

Asset management and portfolio service fees totaled $894 million, a decline of 2% from the first quarter of 2001, due primarily to a market-driven decline in assets in asset-priced accounts.

An analysis of changes in assets in Private Client accounts from March 30, 2001 to March 29, 2002 is detailed below:

-----------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                                   --------------------------------------
                                           Mar. 30,         New         Asset                Mar. 29,
(dollars in billions)                         2001        Money  Depreciation       Other       2002
-----------------------------------------------------------------------------------------------------
Assets in Private Client accounts:

U.S.                                       $ 1,254         $ 25         $ (97)       $ (3)   $ 1,179
Non-U.S.                                       131           10           (10)        (35)        96
                                           ---------------------------------------------------------
Total                                      $ 1,385         $ 35        $ (107)      $ (38)   $ 1,275
                                           ---------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Total assets in Private Client accounts in the United States declined 6% from the end of the 2001 first quarter, to $1.2 trillion as a result of market-driven declines, partially offset by new money inflows of $25 billion. Outside the United States, client assets were $96 billion, down from $131 billion at the end of the year-ago quarter largely due to the sale of the Canadian Private Client business and market-driven declines. Net new money inflows, excluding the impact of sold or discontinued businesses, totaled $10 billion over this period. Total assets in asset-priced accounts were $211 billion at the end of the 2002 first quarter, an increase of 9% from the year-ago period.

Net interest profit
Net interest profit for Private Client includes interest income earned for originating deposits into Merrill Lynch's U.S. banks as well as interest earned on margin and other loans. Also included is interest paid on borrowings. Prior to 2002, Private Client's net interest profit included all revenues and expenses associated with managing the investment portfolio of Merrill Lynch's U.S. banks. The revenues and expenses associated with managing this portfolio are now included in GMI's results. Prior year segment results have been restated for this change.

Net interest profit was $336 million in the 2002 first quarter, down 13% from $385 million in the first quarter of 2001. The decrease in net interest profit resulted from an increase in allocated funding costs as well as a decrease related to the sale of the Canadian Private Client business.

Other revenues
Other revenues, which is primarily comprised of realized and unrealized investment gains and losses on investments, was $58 million for the first quarter of 2002, down slightly from the year-ago quarter. Other revenues included a residual pre-tax gain of $39 million related to the sale of the Canadian Private Client business. Other revenues in the 2001 first quarter included a pre-tax gain of $30 million related to the sale of the mortgage servicing business.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM'S RESULTS OF OPERATIONS
---------------------------------------------------------------------


                                    For the Three Months Ended
                                    --------------------------
                                    Mar. 29,         Mar. 30,  % Inc.
(dollars in millions)                  2002             2001    (Dec.)
---------------------------------------------------------------------
Commissions                            $ 64             $ 79      (19) %
Asset management fees                   388              457      (15)
Other revenues                           28               30       (7)
                                       ----             ----
     Total net revenues                $480             $566      (15)
                                       ----             ----
Pre-tax earnings                       $117             $ 94       24
                                       ----             ----
Pre-tax profit margin                  24.4%            16.6%
---------------------------------------------------------------------


Although MLIM's net revenues decreased 15% from the year-ago quarter, pre-tax earnings were up 24% to $117 million in the first quarter of 2002. MLIM's profitability improved as a result of actions taken to integrate the investment platform, rationalize product offerings and reduce expenses. MLIM's first quarter results also reflect a $17 million pre-tax gain on the sale of the Canadian retail mutual fund business. These factors resulted in a nearly 8-percentage point improvement in the pre-tax profit margin compared to the year-ago quarter.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 19% to $64 million in the 2002 first quarter from the year-ago quarter.

Asset management fees
Asset management fees primarily consist of revenues earned from the management and administration of funds as well as performance fees earned by MLIM. Asset management fees were $388 million, a decline of 15% from the first quarter of 2001, due primarily to a market-driven decline in equity assets under management. Assets under management totaled $518 billion at the end of the first quarter, down slightly from $525 billion at the end of the first quarter of 2001.

An analysis of changes in assets under management from March 30, 2001 to March 29, 2002 is as follows:

--------------------------------------------------------------------------------------------------------------


                                                           Net Changes Due To
                                              --------------------------------------------
                                 Mar. 30,        New           Asset                          Mar. 29,
  (dollars in billions)             2001         Money     Depreciation      Other (1)           2002
--------------------------------------------------------------------------------------------------------------
Assets under management           $525           5           (13)              1               $518
--------------------------------------------------------------------------------------------------------------
(1)  Includes reinvested dividends of $7 billion, net outflows of ($5) billion of retail money market funds which were transferred to bank deposits at
     Merrill Lynch's U.S. banks and other changes, including the impact of foreign exchange movements, of ($1) billion.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains, totaled $28 million for the first quarter of 2002, virtually unchanged from the year-ago quarter. Other revenues in the 2002 first quarter include the $17 million pre-tax gain on the sale of the Canadian retail mutual fund business.

--------------------------------------------------------------------------------
NON-INTEREST EXPENSES
--------------------------------------------------------------------------------

Merrill Lynch's non-interest expenses are summarized below:
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                   For the Three Months Ended
                                                  ----------------------------
                                                   Mar. 29,             Mar. 30,
(dollars in millions)                                 2002                 2001
-------------------------------------------------------------------------------
Compensation and benefits                           $2,646               $3,244
                                                    ------               ------
Non-compensation expenses:
      Communications and technology                    474                  598
      Occupancy and related depreciation               238                  270
      Brokerage, clearing, and exchange fees           198                  235
      Advertising and market development               150                  208
      Professional fees                                130                  142
      Office supplies and postage                       69                   96
      Goodwill amortization                              -                   52
      Other                                            173                  214
                                                    ------               ------
Total non-compensation expenses                      1,432                1,815
                                                    ------               ------
Total non-interest expenses                         $4,078               $5,059
                                                    ======               ======
Compensation and benefits
      as a percentage of net revenues                 52.0%                50.6%
Non-compensation expenses
      as a percentage of net revenues                 28.1                 28.3

--------------------------------------------------------------------------------


Non-interest expenses declined nearly $1 billion from the 2001 first quarter. Compensation and benefits expenses decreased $598 million, or 18% from the 2001 first quarter, to $2.6 billion, as a result of lower staffing levels and lower levels of performance-based compensation due to reduced profitability. Non-compensation expenses decreased $383 million, or 21% from the 2001 first quarter, to $1.4 billion, reflecting actions taken to reduce costs, in particular the fourth quarter restructuring, as well as lower business activity.

Communications and technology costs were $474 million, down 21% due to reduced systems consulting costs, lower technology equipment depreciation and lower communications costs.

Occupancy and related depreciation was $238 million, 12% lower due primarily to lower rental expenses resulting from the fourth quarter 2001 restructuring initiatives.

Brokerage, clearing, and exchange fees were $198 million, down 16%, resulting from lower transaction volumes.

Advertising and market development expenses were $150 million, down 28%, due primarily to reduced spending on travel and advertising.

Professional fees decreased 8%, to $130 million, due largely to reduced spending on consulting services.

Office supplies and postage decreased 28% to $69 million due to lower levels of business activity.

Other expenses were $173 million, down 19% due to a reduction in provisions for various business matters, including litigation.

Goodwill amortization is no longer being recorded in accordance with SFAS No. 142. Refer to Note 1, New Accounting Pronouncements for additional information.

The effective tax rate was 31.2%, up from the full-year 2001 operating rate of 30.4%. The increase in the effective tax rate was primarily attributable to a decrease in lower-taxed non-U.S. income.

--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

Management continually monitors and evaluates the level and composition of the balance sheet.


For the first three months of 2002, average total assets were $429 billion, virtually unchanged from the full-year 2001. Average total liabilities were $406 billion, also essentially unchanged from the full-year 2001. Average total assets and liabilities for the first three months of 2002 include the following changes as compared to the full-year 2001:

--------------------------------------------------------------------------------------------
                                                                  Increase/
(dollars in millions)                                            (Decrease)           Change
--------------------------------------------------------------------------------------------
AVERAGE ASSETS
     Marketable investment securities                              $11,704                18%
     Receivables under resale agreements                            (5,840)               (6)
     Receivables under securities borrowed transactions              8,941                29
     Loans, notes and mortgages (net)                                3,369                17
     Customer receivables                                           (6,424)              (14)
     Cash and cash equivalents                                      (9,705)              (45)

AVERAGE LIABILITIES
     Deposits                                                      $ 6,924                 9%
     Payables under repurchase agreements                           (8,340)               (8)
     Payables under securities loaned transactions                   1,297                17
     Commercial paper and other short-term borrowings               (4,827)              (49)
--------------------------------------------------------------------------------------------

The growth in average deposits in the first three months of 2002 from the 2001 full-year average resulted from the mid-2000 modification of the cash sweep options for certain CMA(R) and other types of Merrill Lynch accounts to generally sweep cash into interest-bearing bank deposits at Merrill Lynch's U.S. banks, rather than MLIM-managed money market mutual funds. This increase in deposits was primarily used by the U.S. banks to purchase marketable investment securities. Additionally, receivables under securities borrowed transactions rose due to increased matched-book activity. Merrill Lynch enters into matched-book transactions to accommodate clients, finance firm inventory positions, and obtain securities for settlement.

--------------------------------------------------------------------------------
CAPITAL ADEQUACY AND FUNDING
--------------------------------------------------------------------------------

The primary objectives of Merrill Lynch's capital structure and funding policies are to support the successful execution of the firm's business strategies while ensuring:
- sufficient equity capital to absorb losses and,
- liquidity at all times, across market cycles, and through periods of financial stress.

These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 28, 2001.

Capital Adequacy

At March 29, 2002, Merrill Lynch's equity capital was comprised of $20.5 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred Securities(SM) ("TOPrS"(SM)). Based on various analyses and criteria, management believes that Merrill Lynch's equity capital base of $23.6 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

-------------------------------------------------------------------
                                                         Adjusted
                                             Leverage    Leverage
                                                Ratio(1)    Ratio(2)
-------------------------------------------------------------------
PERIOD-END
March 29, 2002                                    18.2x       12.5x
December 28, 2001                                 18.5x       12.8x

AVERAGE (3)
Three months ended March 29, 2002                 18.5x       12.9x
Year ended December 28, 2001                      18.8x       13.1x
-------------------------------------------------------------------
(1)  Total assets to Total stockholders' equity and Preferred securities issued by subsidiaries.
(2)  Total assets less (a) Receivables under resale agreements (b) Receivables under securities borrowed transactions and (c) Securities received as collateral to Total stockholders' equity and Preferred securities issued by subsidiaries.
(3)  Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Funding

Commercial paper outstanding totaled $2.7 billion at March 29, 2002 and $3.0 billion at December 28, 2001, which was 1% of total assets at both March 29, 2002 and year-end 2001. Deposits at Merrill Lynch's banking subsidiaries remained virtually unchanged from year-end 2001 totaling $85.9 billion at March 29, 2002, including $73.0 billion at U.S. banks. The U.S. bank deposits were invested primarily in high quality marketable investment securities. Outstanding long-term borrowings increased to $77.3 billion at March 29, 2002 from $76.6 billion at December 28, 2001. In the first quarter of 2002, Merrill Lynch issued Liquid Yield Option(TM) Notes ("LYONs"(R)) due in 2032 totaling $2.3 billion at March 29, 2002. LYONs(R) are zero-coupon senior debt instruments convertible into Merrill Lynch common stock at a premium under certain defined terms and conditions. Major components of the change in long-term borrowings during the first three months of 2002 follow:

----------------------------------------------
(dollars in billions)
----------------------------------------------
Balance at December 28, 2001            $76.6
Issuances                                 9.2
Maturities                               (8.1)
Other, net                               (0.4)
                                        -----
Balance at March 29, 2002 (1)           $77.3
----------------------------------------------
(1) At March 29, 2002, $51.4 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its balance sheet assets. As a further enhancement to liquidity, the firm maintains a portfolio of segregated U.S. government and agency obligations, and asset-backed securities of high credit quality which had a carrying value, net of related hedges, of $9.1 billion at March 29, 2002, and $8.4 billion at December 28, 2001. These assets may be sold or pledged to provide immediate liquidity even during periods of adverse market conditions. Another source of liquidity is a committed, senior, unsecured bank credit facility which at March 29, 2002 totaled $5 billion and was not drawn upon. Prior to expiration on May 10, 2002, this bank credit facility was renewed in the amount of $3.5 billion for 364 days. Merrill Lynch elected to reduce the amount of the credit facility while increasing the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

Credit Ratings

The cost and availability of unsecured funding generally are dependent on credit ratings and market conditons. In addition to the general market conditions discussed in the Business Environment section, there may be conditions specific to the financial services industry or Merrill Lynch that impact the cost or availability of funding. Merrill Lynch's senior long-term debt, preferred stock, and TOPrS(SM) were rated by several recognized credit rating agencies at May 10, 2002 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently negative.

-----------------------------------------------------------------------------------------------------------------------
                                                             Senior
                                                              Debt            Preferred Stock            TOPrS(SM)
Rating Agency                                               Ratings               Ratings               Ratings
-----------------------------------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                             AA(Low)             Not Rated             Not Rated
Fitch Ratings                                                 AA                    AA-                   AA-
Moody's Investors Service, Inc.                               Aa3                   A2                    A1
Rating and Investment Information, Inc. (1)                   AA                    A+                    A+
Standard & Poor's Ratings Services                            AA-                    A                     A
-----------------------------------------------------------------------------------------------------------------------
(1) Located in Japan.

--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

Risk-taking is an integral part of Merrill Lynch's core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks. These risks include market, credit, liquidity, process, and other risks that are material and require comprehensive controls and management. The responsibility and accountability for these risks remain primarily with the individual business units. For a full discussion of Merrill Lynch's risk management framework, see the Annual Report on Form 10-K for the year ended December 28, 2001.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Beginning this quarter, the tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. VaRs under other confidence levels and holding periods are included in the footnotes. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at March 29, 2002 and December 28, 2001 as well as daily average VaR for the three months ended March 29, 2002. Additionally, high and low VaR for the first quarter of 2002 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------------
                                                                       Daily
                                              Mar. 29,    Dec. 28,    Average         High         Low
(dollars in millions)                            2002        2001        1Q02         1Q02        1Q02
------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 32        $ 45        $ 42         $ 55        $ 28
      Equity                                       37          37          33           66          25
      Commodity                                     -           1           1            2           -
      Currency                                      1           2           6           17           -
      Volatility                                   22          20          20           27          14
                                              --------------------------------------------------------
                                                   92         105         102
      Diversification benefit                     (37)        (49)        (45)
                                              -------------------------------

      Overall(2)                                 $ 55        $ 56        $ 57         $ 71        $ 47
                                              ===============================
-------------------------------------------------------------------------------------------------------
(1)  Based on a 95% confidence level and a weekly holding period.
(2) Overall VaR using a 99% confidence level and a biweekly holding period was
$107 million at March 29, 2002 versus $133 million at year-end 2001. Overall VaR using a 95% confidence level and a one-day holding period was $22 million at
March 29, 2002 versus $21 million at year-end 2001.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

---------------------------------------------------------------------------
                                             Mar. 29,              Dec. 28,
(dollars in millions)                           2002                  2001
---------------------------------------------------------------------------

Non-trading value-at-risk(1)
      Interest rate and credit spread           $ 21                  $ 20
      Equity                                      28                    28
      Currency                                     4                     7
      Volatility                                   4                     6
                                             -------             ---------
                                                  57                    61
      Diversification benefit                    (21)                  (26)
                                             -------             ---------

Overall (2)                                     $ 36                  $ 35
                                             =======             =========

---------------------------------------------------------------------------
(1) Based on a 95% confidence level and a weekly holding period.
(2) Overall VaR using a 99% confidence level and a biweekly holding period was
    $70 million at  March 29, 2002 versus $67 million at year-end 2001.

Non-trading VaR does not include risk related to Merrill Lynch's $4.7 billion of outstanding LYONs(R) since management expects that the LYONs(R) will be converted to common stock and will not be replaced by fixed income securities.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrS(SM) at March 29, 2002 and December 28, 2001 was $37 million and $33 million, respectively, based on a 95% confidence level and a weekly holding period. The overall VaR associated with Merrill Lynch's TOPrS(SM) using a 99% confidence level and a biweekly holding period was $69 million at March 29, 2002 versus $56 million at year-end 2001. TOPrS(SM), which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Beginning in 2000, cash flows from client funds in certain CMA(R) and other types of accounts were redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in high credit quality marketable investment securities. The overall VaR for the U.S. banks, based on a 95% confidence interval and a weekly holding period, was $85 million and $79 million at March 29, 2002 and December 28, 2001, respectively. The overall VaR for the U.S. banks, based on a 99% confidence interval and a biweekly holding period, was $154 million and $165 million at March 29, 2002 and year-end 2001, respectively.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agency securities, as well as cash, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $7.0 billion of collateral) of trading derivatives in a gain position by maturity at March 29, 2002. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other credit exposures, which may be material).

----------------------------------------------------------------------------------------

                                Years to Maturity                   Cross-
Credit              --------------------------------------------    Maturity
Rating(1)              0-3        3 - 5         5-7       Over 7    Netting(2)    Total
----------------------------------------------------------------------------------------
AAA                $ 4,858      $ 1,051      $  734      $ 1,156    $  (793)     $ 7,006
AA                   3,282        2,227         912        1,707     (2,357)       5,771
A                    1,970        1,403         533          770       (742)       3,934
BBB                  1,181          462         210          253       (145)       1,961
Other                1,231          386         145           57        (55)       1,764
              --------------------------------------------------------------------------
Total              $12,522      $ 5,529      $2,534      $ 3,943    $(4,092)     $20,436
----------------------------------------------------------------------------------------
(1) Represents credit rating agency equivalent of internal credit ratings.
(2) Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly-leveraged issuers or counterparties:

--------------------------------------------------------------------
(dollars in millions)                            Mar. 29,    Dec. 28,
                                                    2002        2001
--------------------------------------------------------------------
Trading assets:
   Cash instruments                               $4,495      $4,597
   Derivatives                                     4,337       4,478
Trading liabilities - cash instruments            (1,822)     (1,535)
Collateral on derivative assets                   (2,573)     (2,934)
                                                  ------      ------
Net trading asset exposure                        $4,437      $4,606
                                                  ======      ======
--------------------------------------------------------------------


Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 29, 2002, the carrying value of such debt and equity securities totaled $138 million, of which 11% resulted from Merrill Lynch's market-making activities in such securities. This compared with $58 million at December 28, 2001, of which 18% related to market-making activities. Also included are distressed bank loans, acquired as part of Merrill Lynch's secondary market activities, totaling $157 million and $245 million at March 29, 2002 and December 28, 2001, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

---------------------------------------------------------------------------------------
                                                             Mar. 29,           Dec. 28,
(dollars in millions)                                           2002               2001
---------------------------------------------------------------------------------------
Marketable investment securities                              $  207             $  221
Investments of insurance subsidiaries                            112                114
Loans (net of allowance for loan losses):
  Bridge loans                                                    84                130
  Other loans(1)                                               2,302              2,578
Other investments:
  Partnership interests (2)                                    1,450              1,359
  Other equity investments (3)                                   144                140
---------------------------------------------------------------------------------------
(1) Represents outstanding loans to 134 and 138 companies at March 29, 2002 and December 28, 2001, respectively.
(2) Includes $804 million and $712 million in investments at March 29, 2002 and December 28, 2001, respectively, related to deferred compensation plans, for which the default risk of the investments generally rests with the participating employees.
(3) Includes investments in 107 and 81 enterprises at March 29, 2002 and
    December 28, 2001, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

--------------------------------------------------------------------------------------------
                                                               Mar. 29,              Dec. 28,
(dollars in millions)                                             2002                  2001
--------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships                $  315                $  288
Unutilized revolving lines of credit and other
     lending commitments                                         1,595                 1,947
--------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business as previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002.

SFAS No. 142 requires that Merrill Lynch perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. This test is required to be completed within six months of the date of adoption. If an indication of impairment exists, quantification of the impairment is required to be completed as soon as possible, but no later than the end of the year. Any resulting impairment loss, as measured on the first day of fiscal year 2002, will be recognized as the cumulative effect of a change in accounting principle in Merrill Lynch's statement of earnings upon adoption and will require a restatement of the first quarter 2002 results. Amortization expense related to goodwill totaled $52 million in the first quarter of 2001. Excluding this amortization expense, net earnings, basic earnings per share and diluted earnings per share would have been $909 million, $1.08 per share, and $0.96 per share, respectively in the first quarter of 2001.

------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
------------------------------------------------------------------------------------------------------------------------
                                                1st Qtr.        2nd Qtr.        3rd Qtr.        4th Qtr.         1st Qtr.
                                                   2001            2001            2001            2001             2002
                                               --------        --------        --------        --------         --------
CLIENT ASSETS (dollars in billions):
Private Client
        U.S.                                   $  1,254        $  1,318        $  1,171        $  1,185         $  1,179
        Non-U.S.                                    131             136             127             101               96
                                               --------        --------        --------        --------         --------
Total Private Client Assets                       1,385           1,454           1,298           1,286            1,275
MLIM direct sales (1)                               179             181             170             172              167
                                               --------        --------        --------        --------         --------
Total Client Assets                            $  1,564        $  1,635        $  1,468        $  1,458         $  1,442
                                               ========        ========        ========        ========         ========

ASSETS IN ASSET-PRICED ACCOUNTS                $    193        $    207        $    189        $    205         $    211

ASSETS UNDER MANAGEMENT:

Retail                                         $    233        $    230        $    214        $    220         $    215
Institutional                                       250             260             252             266              262
Private Investors(2)                                 42              43              41              43               41

Equity                                              282             286             253             263              257
Fixed-income                                        118             118             119             119              119
Money market                                        125             129             135             147              142

U.S.                                                319             325             310             327              323
Non-U.S.                                            206             208             197             202              195

------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Equity and Equity-Linked:
  Volume (dollars in billions)                 $     13        $     17        $     14        $     15         $     14
  Market share                                     12.5%           13.4%           21.9%           12.2%            15.4%
Global debt:
  Volume (dollars in billions)                 $    121        $    109        $     81        $     67         $     91
  Market share                                     12.4%           11.3%            9.9%            7.2%             8.7%
------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                           50,400          49,100          47,300          43,500           43,200
  Non-U.S.                                       19,900          19,100          18,600          13,900           13,200
                                               --------        --------         -------        --------         --------
Total                                            70,300          68,200          65,900          57,400           56,400
                                               ========        ========         =======        ========         ========
Private Client Financial Advisors                19,500          18,600          18,000          16,400           15,900
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (dollars in millions):
Total assets                                   $431,604        $423,071        $448,606        $419,419         $429,167
Total stockholders' equity                     $ 19,939        $ 20,691        $ 21,090        $ 20,008         $ 20,906
Book value per common share                    $  23.28        $  24.02        $  24.38        $  23.03         $  23.73
SHARE INFORMATION (in thousands):
Weighted-average shares outstanding:
  Basic                                         832,195         841,394         845,841         845,664          854,815
  Diluted                                       937,954         943,836         934,469         845,664          949,237
Common shares outstanding                       838,389         843,772         847,538         850,222          862,946
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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
The following supplements the discussion in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 (the "2001 10-K"), and in ML & Co.'s Current Reports on Form 8-K dated April 11, 2002 and April 18, 2002.

Research-Related Investigations.
-------------------------------
ML & Co. is continuing discussions with the New York State Attorney General's office, the objective of which is to resolve all remaining matters with that office regarding its investigation into Merrill Lynch's research practices. On April 23, 2002, the North American Securities Administrators Association announced that it had formed a multi-state task force to focus on issues raised by the Attorney General's action with regard to possible securities law violations by Wall Street firms. On April 25, 2002, the Securities and Exchange Commission announced that it had begun a formal inquiry into market practices concerning research analysts, including potential conflicts that can arise from the relationship between research and investment banking within securities firms. The SEC stated that the New York Stock Exchange and the National Association of Securities Dealers are assisting in the investigation. Merrill Lynch is cooperating with each of these investigations into research practices.

IPO Allocation/Research Class Actions.
-------------------------------------
On April 19, 2002, plaintiffs in the IPO Allocation Class Actions described in the 2001 10-K filed amended securities law complaints against the defendants, including Merrill Lynch. As amended, the securities law complaints allege that investment firms, including Merrill Lynch, violated securities laws by allegedly requiring or inducing customers who were allocated IPO securities to pay back some of their profits in the form of higher commissions and/or to buy the IPO securities in the aftermarket. The complaints also allege that research issued by the financial services firms, including Merrill Lynch, improperly increased the prices of the IPO securities in the aftermarket. The complaints seek unspecified damages and other relief. Approximately 100 of the more than 300 amended complaints filed on April 19 name Merrill Lynch as a defendant, which is based on its involvement as one of the underwriters or one of the members of the underwriting syndicate for the issuers named in each of those complaints. Two cases, relating to B2B Internet HOLDRS Trust and Internet Infrastructure HOLDRS Trust, involve entities that were created by Merrill Lynch to facilitate investments in internet securities.

In addition to the IPO Allocation/Research Class Actions, Merrill Lynch has been named as a defendant in a number of class actions challenging the independence and objectivity of research recommendations issued by Merrill Lynch (and, in some cases, by other firms) and related disclosures. In one case, the Merrill Lynch Internet Strategies Fund is also named as a defendant.

Enron-Related Litigation/Investigation.
--------------------------------------
On April 8, 2002, Merrill Lynch and others were added as defendants in two class actions related to the collapse of Enron Corp., which filed for protection under U.S. bankruptcy laws on or about December 2, 2001. The cases are pending in the United States District Court for the Southern District of Texas, and each case names more than seventy defendants. One of the cases is brought on behalf of investors who purchased Enron debt or equity securities on or after October 1, 1998, and the other is brought on behalf of 24,000 Enron employees who were participants in the Enron Corp. Savings Plan, the Enron Corp. Employee Stock Ownership Plan, the Cash Balance Plan or who received "phantom stock" as compensation. Merrill Lynch underwrote securities for Enron, served as private placement agent for an Enron-related partnership known as LJM2, issued research related to Enron, and engaged in other transactions involving Enron. Plaintiffs allege that as a result of these and other activities related to Enron, Merrill Lynch engaged in securities fraud and violations of the Racketeer Influenced and Corrupt Organizations Act.

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, the class actions described above.

The resolution of certain of the matters described above may result in awards of damages, the imposition of fines or other penalties, and/or changes to Merrill Lynch's business practices. Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management, based on information available to it as of the date of this report, that the resolution of these matters will not have a material adverse effect on the financial position of Merrill Lynch, but may be material to Merrill Lynch's operating results for any particular period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a)      Exhibits

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

         (12)         Statement re: computation of ratios

         (15)         Letter re: unaudited interim financial information

 (b)     Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

         (i) Current Report dated January 9, 2002 for the purpose of reporting the resizing of selected businesses, other structural changes and a fourth-quarter 2001 charge.

         (ii) Current Report dated January 16, 2002 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities based upon the Dow Jones Industrial Average due January 16, 2009.

         (iii) Current Report dated January 17, 2002 for the purpose of furnishing notice of a webcast of a conference call scheduled for January 23, 2002 to review ML & Co.'s operating results.

         (iv) Current Report dated January 23, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three months and the year ended December 28, 2001.

         (v) Current Report dated January 28, 2002 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s president and chief operating officer scheduled for January 31, 2002.

         (vi) Current Report dated January 29, 2002 for the purpose of filing the form of ML & Co.'s 8% Callable Stock Return Income Debt Securities due January 29, 2004, payable at maturity with Xilinx, Inc. common stock.

         (vii) Current Report dated February 1, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Industrial 15 Index due February 1, 2007.

         (viii) Current Report dated February 1, 2002 for the purpose of filing the form of ML & Co.'s 9% Callable Stock Return Income Debt Securities due February 2, 2004, payable at maturity with JDS Uniphase Corporation common stock.

         (ix) Current Report dated February 5, 2002 for the purpose of furnishing notice of a broadcast of a presentation relating to Merrill Lynch's European investment banking business scheduled for February 8, 2002.

         (x) Current Report dated February 7, 2002 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s chairman and chief executive officer scheduled for February 12, 2002.

         (xi) Current Report dated February 8, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Biotech-Pharmaceutical Index due February 8, 2007.

         (xii) Current Report dated February 11, 2002 for the purpose of filing the form of ML & Co.'s 6% Callable Stock Return Income Debt Securities due February 11, 2004, payable at maturity with Bed Bath & Beyond Inc. common stock.

         (xiii) Current Report dated February 21, 2002 for the purpose of filing the form of ML & Co.'s 8% Callable Stock Return Income Debt Securities due February 23, 2004, payable at maturity with Applied Materials, Inc. common stock.

         (xiv) Current Report dated February 26, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of December 28, 2001.

         (xv) Current Report dated March 1, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select Ten Index due March 1, 2007.

         (xvi) Current Report dated March 1, 2002 for the purpose of filing the form of ML & Co.'s Enhanced Return Notes linked to the Nasdaq-100 Index due March 1, 2004.

         (xvii) Current Report dated March 5, 2002 for the purpose of furnishing notice of a webcast of a presentation by the president of Merrill Lynch's U.S. Private Client Group scheduled for March 12, 2002.

         (xviii) Current Report dated March 7, 2002 for the purpose of filing ML
                 & Co.'s Selected Financial Data and Management's Discussion and Analysis for the fiscal year ended December 28, 2001.

         (xix) Current Report dated March 13, 2002 for the purpose of filing the form of ML & Co.'s Liquid Yield Option Notes due
                 March 13, 2032.

         (xx) Current Report dated March 15, 2002 for the purpose of filing the form of ML & Co.'s 8% Callable Stock Return Income Debt Securities due March 15, 2004, payable at maturity with Corning Incorporated common stock.

         (xxi) Current Report dated March 20, 2002 for the purpose of filing the form of ML & Co.'s 8% Callable Stock Return Income Debt Securities due March 22, 2004, payable at maturity with The Gap, Inc. common stock.

         (xxii) Current Report dated March 22, 2002 for the purpose of filing the form of ML & Co.'s 7% Callable Stock Return Income Debt Securities due March 22, 2004, payable at maturity with Texas Instruments Incorporated common stock.

         (xxiii) Current Report dated March 28, 2002 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities based upon the Russell 2000 Index due March 30, 2009.

         (xxiv) Current Report dated March 28, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Oil and Natural Gas Index due March 28, 2007.

         (xxv) Current Report dated March 28, 2002 for the purpose of filing the form of ML & Co.'s Nikkei 225 Market Index Target-Term Securities due March 30, 2009.

         (xxvi) Current Report dated March 28, 2002 for the purpose of filing the form of ML & Co.'s 7% Callable Stock Return Income Debt Securities due March 29, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             MERRILL LYNCH & CO., INC.
                                      ------------------------------------------
                                            (Registrant)



                                      By:    /s/ Thomas H. Patrick
                                      ------------------------------------------
                                                 Thomas H. Patrick
                                                 Executive Vice President
                                                 and Chief Financial Officer



Date:    May 10, 2002

                               INDEX TO EXHIBITS


Exhibits

12       Statement re: computation of ratios

15       Letter re: unaudited interim financial information