Form 10-Q
period 2002-08-09
MERRILL LYNCH & CO INC
filed 2002-08-09
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            June 28, 2002

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

861,172,600 shares of Common Stock and 4,161,820 Exchangeable Shares as of the close of business on August 2, 2002. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.


                         PART I. FINANCIAL INFORMATION
                         -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   MERRILL LYNCH & Co., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Threee Months Ended
                                                                    -----------------------------
                                                                    June 28,              June 29,                Percent
(in millions, except per share amounts)                                2002                  2001               Inc. (Dec.)
                                                                    -------               -------               ----------
NET REVENUES
  Commissions                                                       $ 1,204               $ 1,362                   (11.6)%
  Principal transactions                                                728                   888                   (18.0)
  Investment banking
    Underwriting                                                        511                   685                   (25.4)
    Strategic advisory                                                  194                   313                   (38.0)
  Asset management and portfolio service fees                         1,298                 1,356                    (4.3)
  Other                                                                 219                   153                    43.1
                                                                    -------               -------
     Subtotal                                                         4,154                 4,757                   (12.7)
                                                                    -------               -------

  Interest and dividend revenues                                      3,198                 5,563                   (42.5)
  Less interest expense                                               2,401                 4,747                   (49.4)
                                                                    -------               -------
     Net interest profit                                                797                   816                    (2.3)
                                                                    -------               -------

  TOTAL NET REVENUES                                                  4,951                 5,573                   (11.2)
                                                                    -------               -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           2,569                 2,977                   (13.7)
  Communications and technology                                         412                   568                   (27.5)
  Occupancy and related depreciation                                    228                   270                   (15.6)
  Brokerage, clearing, and exchange fees                                172                   243                   (29.2)
  Advertising and market development                                    151                   202                   (25.2)
  Professional fees                                                     132                   151                   (12.6)
  Office supplies and postage                                            65                    92                   (29.3)
  Goodwill amortization                                                   -                    51                  (100.0)
  Other                                                                 274                   167                    64.1
                                                                    -------               -------
  TOTAL NON-INTEREST EXPENSES                                         4,003                 4,721                   (15.2)
                                                                    -------               -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                           948                   852                    11.3

Income tax expense                                                      267                   262                     1.9

Dividends on preferred securities issued by subsidiaries                 47                    49                    (4.1)
                                                                    -------               -------

NET EARNINGS                                                        $   634               $   541                    17.2
                                                                    =======               =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                      $   624               $   532                    17.3
                                                                    =======               =======

EARNINGS PER COMMON SHARE
    Basic                                                           $  0.72               $  0.63
                                                                    =======               =======
    Diluted                                                         $  0.66               $  0.56
                                                                    =======               =======

DIVIDEND PAID PER COMMON SHARE                                      $  0.16               $  0.16
                                                                    =======               =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             861.7                 841.4
                                                                    =======               =======
    Diluted                                                           942.6                 943.8
                                                                    =======               =======



-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements




                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Six Months Ended
                                                                    -----------------------------
                                                                    June 28,              June 29,                Percent
(in millions, except per share amounts)                                2002                  2001               Inc. (Dec.)
                                                                    -------               -------               ----------

Net Revenues
  Commissions                                                       $ 2,433               $ 2,867                   (15.1)%
  Principal transactions                                              1,605                 2,605                   (38.4)
  Investment banking
    Underwriting                                                        989                 1,337                   (26.0)
    Strategic advisory                                                  377                   597                   (36.9)
  Asset management and portfolio service fees                         2,591                 2,735                    (5.3)
  Other                                                                 438                   317                    38.2
                                                                    -------               -------
     Subtotal                                                         8,433                10,458                   (19.4)
                                                                    -------               -------

  Interest and dividend revenues                                      6,482                11,796                   (45.0)
  Less interest expense                                               4,874                10,271                   (52.5)
                                                                    -------               -------
     Net interest profit                                              1,608                 1,525                     5.4
                                                                    -------               -------

  TOTAL NET REVENUES                                                 10,041                11,983                   (16.2)
                                                                    -------               -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           5,215                 6,221                   (16.2)
  Communications and technology                                         886                 1,166                   (24.0)
  Occupancy and related depreciation                                    466                   540                   (13.7)
  Brokerage, clearing, and exchange fees                                370                   478                   (22.6)
  Advertising and market development                                    301                   410                   (26.6)
  Professional fees                                                     262                   293                   (10.6)
  Office supplies and postage                                           134                   188                   (28.7)
  Goodwill amortization                                                   -                   103                  (100.0)
  Other                                                                 447                   381                    17.3
                                                                    -------               -------
  TOTAL NON-INTEREST EXPENSES                                         8,081                 9,780                   (17.4)
                                                                    -------               -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,960                 2,203                   (11.0)

Income tax expense                                                      583                   690                   (15.5)

Dividends on preferred securities issued by subsidiaries                 96                    98                    (2.0)
                                                                    -------              --------

NET EARNINGS                                                        $ 1,281               $ 1,415                    (9.5)
                                                                    =======               =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                      $ 1,262               $ 1,396                    (9.6)
                                                                    =======               =======

EARNINGS PER COMMON SHARE
    Basic                                                           $  1.47               $  1.67
                                                                    =======               =======
    Diluted                                                         $  1.33               $  1.48
                                                                    =======               =======

DIVIDEND PAID PER COMMON SHARE                                      $  0.32               $  0.32
                                                                    =======               =======

AVERAGE SHARES USED IN COMPUTING
EARNINGS PER COMMON SHARE
    Basic                                                             858.2                 836.8
                                                                    =======               =======
    Diluted                                                           945.9                 940.9
                                                                    =======               =======


-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                       June 28,             Dec. 28,
(dollars in millions)                                                                                     2002                 2001
-----------------------------------------------------------------------------------------------        --------             --------
ASSETS

CASH AND CASH EQUIVALENTS                                                                             $ 14,714             $ 11,070

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                               6,617                4,467

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                                   75,298               71,296
  Receivables under securities borrowed transactions                                                    59,274               54,930
                                                                                                      --------             --------
                                                                                                       134,572              126,226

INVESTMENT SECURITIES                                                                                   77,430               87,672

TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of $7,949 in 2002 and $10,490 in 2001)
  Contractual agreements                                                                                30,354               31,040
  Corporate debt and preferred stock                                                                    21,029               19,147
  Mortgages, mortgage-backed, and asset-backed                                                          14,821               11,526
  Equities and convertible debentures                                                                   13,252               16,894
  U.S. Government and agencies                                                                          11,252               12,998
  Non-U.S. governments and agencies                                                                      9,588                6,207
  Municipals and money markets                                                                           4,270                5,561
                                                                                                      --------             --------
                                                                                                       104,566              103,373

SECURITIES RECEIVED AS COLLATERAL                                                                        3,982                3,234
                                                                                                      --------             --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $67 in 2002 and $81 in 2001)                     37,896               39,856
  Brokers and dealers                                                                                   13,374                6,868
  Interest and other                                                                                     9,670                8,226
                                                                                                      --------             --------
                                                                                                        60,940               54,950
                                                                                                      --------             --------

LOANS, NOTES, AND MORTGAGES (net of allowance for loan losses of $455 in 2002 and $425 in 2001)         26,308               19,005

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $4,535 in 2002 and $4,910 in 2001)                                                                 3,145                2,873

GOODWILL (net of accumulated amortization of $955 in 2002 and $924 in 2001)                              4,253                4,071

OTHER ASSETS                                                                                             2,899                2,478
                                                                                                      --------             --------

TOTAL ASSETS                                                                                          $439,426             $419,419
                                                                                                      ========             ========





                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                   June 28,             Dec. 28,
(dollars in millions, except per share amount)                                                        2002                 2001
-----------------------------------------------------------------------------------------------   --------             --------
LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                            $ 89,746              $74,895
  Payables under securities loaned transactions                                                      9,789               12,291
                                                                                                  --------             --------
                                                                                                    99,535               87,186
                                                                                                  --------             --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                     5,964                5,141

DEPOSITS                                                                                            81,110               85,819

TRADING LIABILITES, AT FAIR VALUE
  Contractual agreements                                                                            35,542               36,679
  U.S. Government and agencies                                                                      17,847               18,674
  Equities and convertible debentures                                                               10,746                9,911
  Non-U.S. governments and agencies                                                                  9,541                5,857
  Corporate debt, municipals and preferred stock                                                     7,599                4,796
                                                                                                  --------             --------
                                                                                                    81,275               75,917
                                                                                                  --------             --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                               3,982                3,234
                                                                                                  --------             --------

OTHER PAYABLES
  Customers                                                                                         29,373               28,704
  Brokers and dealers                                                                               14,504               11,932
  Interest and other                                                                                20,222               18,474
                                                                                                  --------             --------
                                                                                                    64,099               59,110
                                                                                                  --------             --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                3,666                3,737

LONG-TERM BORROWINGS                                                                                75,546               76,572
                                                                                                  --------             --------


TOTAL LIABILITES                                                                                   415,177              396,716
                                                                                                  --------             --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                          2,657                2,695
                                                                                                  --------             --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 SHARES ISSUED, LIQUIDATION PREFERENCE $10,000 PER SHARE)        425                  425
                                                                                                  --------             --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                 61                   62
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
    issued:  2002 - 975,241,575 shares; 2001 - 962,533,498 shares)                                   1,300                1,283
  Paid-in capital                                                                                    5,158                4,209
  Accumulated other comprehensive loss (net of tax)                                                   (370)                (368)
  Retained earnings                                                                                 17,135               16,150
                                                                                                  --------             --------
                                                                                                    23,284               21,336
Less:  Treasury stock, at cost:  2002 - 116,669,821 shares; 2001 - 119,059,651 shares                  967                  977
       Unamortized employee stock grants                                                             1,150                  776
                                                                                                  --------             --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                   21,167               19,583
                                                                                                  --------             --------

TOTAL STOCKHOLDERS' EQUITY                                                                          21,592               20,008
                                                                                                  --------             --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
AND STOCKHOLDERS' EQUITY                                                                          $439,426             $419,419
                                                                                                  ========             ========
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


                  MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Six Months Ended
                                                                               -----------------------------
(dollars in millions)                                                          June 28,              June 29,
                                                                                  2002                  2001
                                                                               -------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  1,281              $  1,415
Noncash items included in earnings:
       Depreciation and amortization                                               335                   438
       Policyholder reserves                                                        85                    93
       Goodwill amortization                                                         -                   103
       Amortization of stock-based compensation                                    320                   335
       Deferred taxes                                                               56                  (308)
       Other                                                                        10                   (27)
Changes in operating assets and liabilities (a):
       Trading assets                                                           (1,762)               (3,615)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                            (2,150)                1,137
       Receivables under resale agreements                                      (4,002)               (1,642)
       Receivables under securities borrowed transactions                       (4,344)               (9,220)
       Customer receivables                                                      1,963                   197
       Brokers and dealers receivables                                          (6,506)               13,154
       Trading liabilities                                                       5,358                 9,491
       Payables under repurchase agreements                                     14,851                (7,831)
       Payables under securities loaned transactions                            (2,502)               (4,615)
       Customer payables                                                           669                 1,444
       Brokers and dealers payables                                              2,572                 3,822
       Other, net                                                                4,395                (5,139)
                                                                              --------              --------
           Cash provided by (used for) operating activities                     10,629                  (768)
                                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                              14,350                15,217
       Sales of available-for-sale securities                                   17,065                 8,804
       Purchases of available-for-sale securities                              (23,516)              (41,964)
       Maturities of held-to-maturity securities                                    88                   385
       Purchases of held-to-maturity securities                                   (228)                 (356)
       Loans, notes, and mortgages                                              (7,367)               (1,578)
       Other investments and other assets                                         (423)                1,087
       Equipment and facilities                                                   (608)                 (508)
                                                                              --------              --------
           Cash used for investing activities                                     (639)              (18,913)
                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                            823                (8,328)
       Deposits                                                                 (4,709)               11,783
       Issuance and resale of long-term borrowings                              15,449                25,133
       Settlement and repurchases of long-term borrowings                      (17,756)              (15,469)
       Issuance of common stock                                                    182                     -
       Issuance of treasury stock                                                    3                   403
       Other common stock transactions                                             (41)                 (353)
       Dividends                                                                  (297)                 (281)
                                                                              --------              --------
           Cash provided by (used for) financing activities                     (6,346)               12,888
                                                                              --------              --------
Increase/(Decrease) in cash and cash equivalents                                 3,644                (6,793)
Cash and cash equivalents, beginning of year                                    11,070                23,205
                                                                              --------              --------
Cash and cash equivalents, end of period                                      $ 14,714              $ 16,412
                                                                              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                        $    217              $    272
          Interest                                                               5,041                10,719
------------------------------------------------------------------------------------------------------------
(a) Net of effects of acquisitions and divestitures.

See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 28, 2002


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The December 28, 2001 unaudited Condensed Consolidated Balance Sheet was derived from the audited financial statements. The interim Condensed Consolidated Financial Statements for the three- and six- month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 28, 2001. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements and it is possible that such changes in estimates could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

Subsequent to June 28, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Merrill Lynch has not yet determined the impact of adoption.

In August 2001, the FASB released Statement of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business as previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002. Prior year amortization expense related to goodwill totaled $51 million and $103 million for the three-month and six-month periods ended June 29, 2001.

During the second quarter of 2002, Merrill Lynch completed its review of goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting units to which goodwill relates exceeds the carrying value of such reporting units. Accordingly, no goodwill impairment loss was recognized.

The following table presents a reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effects.


(dollars in millions, except per share amounts)
---------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended            For the Six Months Ended
                                                ---------------------------            ------------------------
                                                June 28,            June 29,           June 28,         June 29,
                                                   2002                2001               2002             2001
                                                -------             -------            -------          -------

      NET EARNINGS:
       Reported amount                            $ 634               $ 541             $1,281           $1,415
       Goodwill amortization, net of taxes            -                  34                  -               69
                                                  -----               -----             ------           ------
       Adjusted                                   $ 634               $ 575             $1,281           $1,484
                                                  =====               =====             ======           ======
      BASIC EARNINGS PER SHARE:
       Reported amount                            $0.72               $0.63             $ 1.47           $ 1.67
       Goodwill amortization                          -                0.04                  -             0.08
                                                  -----               -----             ------           ------
       Adjusted                                   $0.72               $0.67             $ 1.47           $ 1.75
                                                  =====               =====             ======           ======
      DILUTED EARNINGS PER SHARE:
       Reported amount                            $0.66               $0.56             $ 1.33           $ 1.48
       Goodwill amortization                          -                0.04                  -             0.08
                                                  -----               -----             ------           ------
       Adjusted                                   $0.66               $0.60             $ 1.33           $ 1.56
                                                  =====               =====             ======           ======
---------------------------------------------------------------------------------------------------------------

Derivatives

Merrill Lynch's policies relating to derivatives are discussed fully in the portion of Merrill Lynch's Annual Report included as an exhibit to Form 10-K for the year ended December 28, 2001. For the three- and six- month periods ended June 28, 2002, net losses of $259 million and $251 million, respectively, related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets. For the three- and six- month periods ended June 29, 2001, $114 million and $310 million, respectively, of net gains were recorded for these same derivatives. These amounts were substantially offset by net gains and losses on the hedged investments.

--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

New York Attorney General Settlement

On May 21, 2002, Merrill Lynch executed an agreement with the New York Attorney General ("NYAG") regarding alleged conflicts of interest between Merrill Lynch's Research and Investment Banking groups. As part of the agreement, the Attorney General terminated his investigation and Merrill Lynch agreed to implement changes to further insulate the Research Department from Investment Banking. In addition, in order to reach a resolution and settlement with all of the states, Puerto Rico, and the District of Columbia, Merrill Lynch has agreed to make a civil payment of $48 million to New York State and an additional $52 million to settle the matter with all other states, Puerto Rico, and the District of Columbia. Both payments are contingent on acceptance of the agreement by all other states, Puerto Rico, and the District of Columbia. Merrill Lynch admitted to no wrongdoing or liability as part of this agreement.

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. These other charges primarily related to write-offs, which were recorded in 2001.

In addition, a charge of approximately $135 million of deferred tax expense was recorded related to losses of the Private Client operations in Japan that are not expected to be utilized during the carry forward period.

Restructuring Charge

Restructuring charges related primarily to severance costs of $1.1 billion, facilities costs of $299 million, technology and fixed asset write-offs of $187 million and other costs of $178 million, including legal, technology and other costs. Structural changes included workforce reductions of 6,205 through a combination of involuntary and voluntary separations across all business groups. At December 28, 2001, the majority of employee separations were completed or announced, and all had been identified. The $1.1 billion of severance costs included non-cash charges related to accelerated amortization for stock grants associated with employee separations totaling $135 million. Facilities-related costs include the closure or subletting of excess space, and the consolidation of Private Client offices in the United States, Europe, Asia Pacific and Japan. Management expects both the remaining branch closings and employee separations to be completed in 2002 and anticipates that substantially all of the cash payments related to real estate and severance will be funded by cash from operations. Asset write-offs primarily reflected the write-off of technology assets and furniture and equipment which resulted from management's decision to close Private Client branch offices. Utilization of the restructuring reserve at June 28, 2002 is as follows:

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                         Utilized in      Utilized in           Balance
                                                     Initial Balance         2001             2002            June 28, 2002
---------------------------------------------------------------------------------------------------------------------------

Category:
   Severance costs                                      $ 1,133             $ (214)          $ (708)              $ 211
   Facilities costs                                         299                  -              (62)                237
   Technology and fixed asset write-offs                    187               (187)               -                   -
   Other Costs                                              178                  -              (60)                118
                                                        -------             ------           ------               -----
                                                        $ 1,797             $ (401)          $ (830)              $ 566
                                                        -------             ------           ------               -----

Head Count(1)                                             6,205               (749)          (4,764)                692

---------------------------------------------------------------------------------------------------------------------------
(1) Includes full-time employees until completion of the salary continuation period.

--------------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at June 28, 2002 and December 28, 2001 are presented below:

(dollars in millions)
-------------------------------------------------------------------------------------------
                                                               June 28,             Dec. 28,
                                                                  2002                 2001
                                                               -------              -------

INVESTMENT SECURITIES
   Available-for-sale                                          $67,021              $74,356
   Trading                                                       4,545                7,842
   Held-to-maturity                                                593                  434
   Non-qualifying (1)                                            5,271                5,040
                                                               -------              -------
   Total                                                       $77,430              $87,672
                                                               =======              =======

-------------------------------------------------------------------------------------------
(1) Non-qualifying for SFAS No. 115 purposes.  Includes merchant banking investments, investments economically hedging deferred compensation liabilities, and insurance policy loans.

--------------------------------------------------------------------------------
NOTE 4.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at June 28, 2002 and December 28, 2001 are presented below:

(dollars in millions)
----------------------------------------------------------------------------------------------------
                                                                        June 28,             Dec. 28,
                                                                           2002                 2001
                                                                        -------              -------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
   Commercial paper                                                     $ 2,941              $ 2,950
   Other                                                                  3,023                2,191
                                                                        -------              -------
   Total                                                                $ 5,964              $ 5,141
                                                                        =======              =======

DEPOSITS
   U.S.                                                                 $68,470              $73,555
   Non-U.S.                                                              12,640               12,264
                                                                        -------              -------
   Total                                                                $81,110              $85,819
                                                                        =======              =======
----------------------------------------------------------------------------------------------------

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

Operating results by business segment follow:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                             PRIVATE                     CORPORATE
THREE MONTHS ENDED                                GMI         CLIENT          MLIM           ITEMS             TOTAL
JUNE 28, 2002                                --------       --------        ------       ---------          --------



Non-interest revenues                        $  1,868       $  1,919        $  413          $  (46)(1)      $  4,154
Net interest income(2)                            463            349             6             (21)(3)           797
                                             --------       --------        ------          ------          --------
Net revenues                                    2,331          2,268           419             (67)            4,951
Non-interest expenses                           1,684          1,929           323              67 (4)         4,003
                                             --------       --------        ------          ------          --------
Earnings (loss) before income taxes
and dividends on preferred securities
issued by subsidiaries                       $    647       $    339        $   96          $ (134)         $    948
                                             ========       ========        ======          ======          ========

Quarter-end total assets                     $382,024       $ 50,832        $2,317          $4,253          $439,426
                                             ========       ========        ======          ======          ========

--------------------------------------------------------------------------------------------------------------------

                                                             PRIVATE                     CORPORATE
                                                  GMI         CLIENT          MLIM           ITEMS             TOTAL
                                             --------       --------        ------       ---------          --------
THREE MONTHS ENDED
JUNE 29, 2001

Non-interest revenues                        $  2,223       $  2,115        $  494          $  (75) (1)     $  4,757
Net interest income(2)                            468            358             6             (16) (3)          816
                                             --------       --------        ------          ------          --------
Net revenues                                    2,691          2,473           500             (91)            5,573
Non-interest expenses                           2,011          2,301           419             (10) (4)        4,721
                                             --------       --------        ------          ------          --------
Earnings (loss) before income taxes
and dividends on preferred securities
issued by subsidiaries                       $    680       $    172        $   81          $  (81)         $    852
                                             ========       ========        ======          ======          ========

Quarter-end total assets                     $362,327       $ 54,337        $2,312          $4,095          $423,071
                                             ========       ========        ======          ======          ========

--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents Mercury financing costs.
(4) In 2002, represents provision for the payment to NYAG and related costs of
    $111 million, net of elimination of intersegment expenses of $44 million and in 2001, represents goodwill amortization of $51 million, net of elimination of intersegment expenses of $61 million.

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                             PRIVATE                     CORPORATE
SIX MONTHS ENDED                                  GMI         CLIENT          MLIM           ITEMS             TOTAL
JUNE 28, 2002                                --------       --------        ------       ---------          --------



Non-interest revenues                        $  3,803       $  3,868        $  856          $  (94) (1)     $  8,433
Net interest income(2)                            939            697            11             (39) (3)        1,608
                                             --------       --------        ------          ------          --------
Net revenues                                    4,742          4,565           867            (133)           10,041
Non-interest expenses                           3,451          3,959           652              19  (4)        8,081
                                             --------       --------        ------          ------          --------
Earnings (loss) before income taxes
and dividends on preferred securities
issued by subsidiaries                       $  1,291       $    606        $  215          $ (152)         $  1,960
                                             ========       ========        ======          ======          ========


--------------------------------------------------------------------------------------------------------------------

                                                             PRIVATE                     CORPORATE
                                                  GMI         CLIENT          MLIM           ITEMS             TOTAL
                                             --------       --------        ------       ---------          --------
SIX MONTHS ENDED
JUNE 29, 2001

Non-interest revenues                        $  5,211       $  4,403        $1,011          $ (167) (1)     $ 10,458
Net interest income(2)                            808            744            10             (37) (3)        1,525
                                             --------       --------        ------          ------          --------
Net revenues                                    6,019          5,147         1,021            (204)           11,983
Non-interest expenses                           4,279          4,688           849             (36) (4)        9,780
                                             --------       --------        ------          ------          --------
Earnings (loss) before income taxes
and dividends on preferred securities
issued by subsidiaries                       $  1,740       $    459        $  172          $ (168)         $  2,203
                                             ========       ========        ======          ======          ========


--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents Mercury financing costs.
(4) In 2002, represents provision for the payment to NYAG and related costs of
    $111 million, net of elimination of intersegment expenses of $92 million and in 2001, represents goodwill amortization of $103 million, net of elimination of intersegment expenses of $139 million.

--------------------------------------------------------------------------------
NOTE 6.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Six Months Ended
                                                          ----------------------         -----------------------
                                                          June 28,       June 29,        June 28,        June 29,
                                                             2002           2001            2002            2001
                                                          -------        -------         -------         -------

Net earnings                                              $   634        $   541         $ 1,281         $ 1,415
                                                          -------        -------         -------         -------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                              (9)           (49)            (24)            (11)
  Net unrealized gain (loss) on investment
    securities available-for-sale                              19             (6)             36              (7)
  Deferred gain (loss) on cash flow hedges                     21             18             (14)             39
                                                          -------        -------         -------         -------
  Total other comprehensive income (loss), net of tax          31            (37)             (2)             21
                                                          -------        -------         -------         -------
Comprehensive income                                      $   665        $   504         $ 1,279         $ 1,436
                                                          =======        =======         =======         =======
----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 7.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Information relating to earnings per common share computations follows:

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Six Months Ended
                                                                 ------------------------           ------------------------
                                                                  June 28,        June 29,           June 28,        June 29,
                                                                     2002            2001               2002            2001
                                                                 --------        --------           --------        --------

Net earnings                                                     $    634        $    541           $  1,281        $  1,415
Preferred stock dividends                                              10               9                 19              19
                                                                 --------        --------           --------        --------
Net earnings applicable to
  common stockholders                                            $    624        $    532           $  1,262        $  1,396
                                                                 ========        ========           ========        ========
----------------------------------------------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares outstanding                               861,742         841,394            858,241         836,794
                                                                 --------        --------           --------        --------

Effect of dilutive instruments(1) (2):
   Employee stock options                                          32,176          60,058             38,599          62,219
   Financial Advisor Capital Accumulation Award Plan shares        24,438          27,669             24,676          27,679
   Restricted shares and units                                     24,139          14,671             24,255          14,129
   Employee Stock Purchase Plan shares                                 65              44                 90              74
                                                                 --------        --------           --------        --------
   Dilutive potential common shares                                80,818         102,442             87,620         104,101
                                                                 --------        --------           --------        --------
Total weighted-average diluted shares                             942,560         943,836            945,861         940,895
                                                                 ========        ========           ========        ========
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                  $   0.72        $   0.63           $   1.47        $   1.67
Diluted earnings per common share                                $   0.66        $   0.56           $   1.33        $   1.48
----------------------------------------------------------------------------------------------------------------------------
(1)  During the 2002 and 2001 second quarter there were 100 million and 49 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2)  See Note 14 to Consolidated Financial Statements in the 2001 Annual Report
     included as an exhibit to Form 10-K for a description of these instruments.

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

At June 28, 2002 and December 28, 2001, Merrill Lynch had the following commitments and guarantees with commitment expirations as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                   Expiration                            Total Commitments
                                        --------------------------------------        -----------------------
                                          Less
                                          than        1-3        4-5    Over 5        June 28,        Dec. 28,
                                        1 year      years      years     years           2002            2001
                                        ------      -----      -----    ------        -------         -------

Commitments to extend credit           $15,240     $6,459     $5,671    $4,858        $32,228  (1)    $17,833 (1)
Third-party guarantees                     122        109          5        35            271             316
SPE-related commitments                 12,937         75        665       543         14,220          12,647
-------------------------------------------------------------------------------------------------------------
(1) Approximately $11.7 billion and $5.4 billion at June 28, 2002 and December
    28, 2001, respectively, relate to secured lending activities.

The commitments to extend credit are comprised of commercial paper back-up lines of credit, syndicated loans, mortgages and other institutional and retail commitments to extend credit. The commitments do not include any amounts for commitments related to margin lending.

SPE-related commitments include liquidity facilities and default protection to investors in securities issued by Special Purpose Entities ("SPEs") totaling $14 billion and $12 billion at June 28, 2002 and December 28, 2001, respectively. These commitments relate to collateralized lending and are substantially over collateralized, therefore the fair value of these commitments approximates zero as of June 28, 2002. Merrill Lynch also provides guarantees to holders of notes issued by SPEs relating to the residual value of property and equipment lease assets held by the SPEs.

As of June 28, 2002, Merrill Lynch has been named as party in various legal actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial position of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period. See Part II, Item 1. Legal Proceedings for additional information.

--------------------------------------------------------------------------------
NOTE 9.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Certain U.S. and non-U.S. subsidiaries are subject to various securities, banking and insurance regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch's principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At June 28, 2002, MLPF&S's regulatory net capital of $2,498 million was approximately 16% of ADI, and its regulatory net capital in excess of the minimum required was $2,177 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 28, 2002, MLI's financial resources were $5,176 million, exceeding the minimum requirement by $951 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 28, 2002, MLGSI's liquid capital of $1,627 million was 196% of its total market and credit risk, and liquid capital in excess of the minimum required was $632 million.

Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), and Merrill Lynch Bank & Trust Co. ("MLB&T") are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts, for MLBUSA and MLB&T at June 28, 2002 and December 28, 2001.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier 1 leverage -- 5%, Tier 1 capital -- 6% and Total capital -- 10%:

(dollars in millions)
-----------------------------------------------------------------------------------------
                                               June 28, 2002              Dec. 28, 2001
-----------------------------------------------------------------------------------------
                                             Actual                  Actual
                                              Ratio        Amount     Ratio        Amount
-----------------------------------------------------------------------------------------
TIER 1 LEVERAGE
(TO AVERAGE ASSETS)
  MLBUSA                                       5.47 %      $3,435      5.61 %      $3,576
  MLB&T                                        5.57           811      6.90         1,047
TIER 1 CAPITAL
(TO RISK-WEIGHTED ASSETS)
  MLBUSA                                      12.33         3,435     14.30         3,576
  MLB&T                                       16.75           811     20.47         1,047
TOTAL CAPITAL
(TO RISK-WEIGHTED ASSESTS)
  MLBUSA                                      13.59         3,786     15.44         3,860
  MLB&T                                       16.76           812     20.48         1,048
-----------------------------------------------------------------------------------------

In April 2001, MLBUSA entered into a synthetic securitization of specified reference portfolios of asset-backed securities ("ABS") owned by MLBUSA totaling in aggregate up to $20 billion. All of the ABS in the reference portfolios were rated AAA and all were further insured as to principal and interest payments by an insurer rated AAA. This synthetic securitization allowed MLBUSA to reduce the credit risk on the respective reference portfolios by means of credit default swaps with a bankruptcy remote SPE. In turn, the SPE issued a $20 million credit linked note to unaffiliated buyers. MLBUSA retained a first risk of loss equity tranche of $1 million in the transaction. As a result of the April 2001 transaction, MLBUSA was able to reduce risk-weighted assets by $211 million at December 28, 2001, thereby increasing its Tier I and Total RBC ratios by 12 basis points and 13 basis points, respectively. This structure did not result in a material change in the distribution or concentration risk in the retained portfolio. This synthetic securitization was fully terminated on May 15, 2002.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 28, 2002, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 28, 2002 and June 29, 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2002 and June 29, 2001. These financial statements are the responsibility of Merrill Lynch's management.

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



/s/ Deloitte & Touche LLP
New York, New York
August 9, 2002

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, and related services worldwide. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous uncontrollable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, regulatory and legislative developments, the competitive environment, and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by the outcome of legal and regulatory proceedings, including those described in Part II, Item 1. Legal Proceedings. These conditions or events can significantly affect the volatility of financial markets and the order flow and revenues in businesses such as brokerage, trading, and investment management.

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


--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global equity market conditions deteriorated in the second quarter of 2002, as a lack of confidence brought about by weak corporate earnings, corporate governance concerns, several accounting scandals, and fear of terrorist attacks affected investor sentiment and transaction activity levels.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, fell from 5.39% to 4.80% during the quarter. The U.S. Federal Reserve Bank kept the federal funds rate and the discount rate unchanged during the 2002 second quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness), narrowed for highly-rated counterparties and widened for lower-rated counterparties during the second quarter of 2002.

U.S. equity indices were down during the second quarter of 2002. The Dow Jones Industrial Average fell 8% in the second quarter and 12% from year-ago levels. The NASDAQ Composite Index declined 21% during the quarter and 32% from year-ago levels.

The Dow Jones World Index, excluding the United States, fell 10% from the second quarter of last year. All major European markets declined in the second quarter of 2002. The Dow Jones Stoxx Index, which measures 600 European blue-chip companies, dropped 16% during the quarter. In Japan, the Nikkei 225 Index fell 4% during the quarter. Emerging markets, as measured by the MSCI Emerging Market Free Index, also dropped 9% during the quarter, as strength in Asia was offset by weakness in Latin America, particularly in Brazil.

Global debt and equity issuance volumes dropped 11% from the first quarter of 2002. In the United States, debt and equity issuance volumes decreased 15% from the 2002 first quarter. The U.S. equity underwriting markets showed some signs of recovery as 38 companies had initial public offerings in the second quarter of 2002, up from 17 in the 2002 first quarter, but only $5.7 billion was raised as compared to $15.9 billion in the same period of 2001.

According to Thomson Financial Securities Data, global announced merger and acquisition volume grew 28% in the second quarter of 2002 as compared to a weak first quarter, but dropped 28% from the level in the second quarter of 2001. Announced merger and acquisition volume in the United States increased 22% in the second quarter from the first quarter of 2002, but declined 35% from the second quarter of 2001.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended             For the Six Months Ended
                                     ----------------------------------------------------------------------------
                                                   June 28,       June 29,             June 28,           June 29,
(dollars in millions, except per share amounts)       2002           2001                 2002               2001
-----------------------------------------------------------------------------------------------------------------
Total revenues                                      $7,352        $10,320              $14,915            $22,254
Net revenues                                         4,951          5,573               10,041             11,983
Pre-tax earnings                                       948            852                1,960              2,203
Net earnings                                           634            541                1,281              1,415
Earnings per common share:
    Basic                                             0.72           0.63                 1.47               1.67
    Diluted                                           0.66           0.56                 1.33               1.48
Annualized return on average common
   stockholders' equity                               12.0%          10.7%                12.3%              14.5%
Pre-tax profit margin                                 19.1           15.3                 19.5               18.4


-----------------------------------------------------------------------------------------------------------------

Merrill Lynch's net earnings were $634 million for the 2002 second quarter, 17% higher than the $541 million reported in the second quarter of 2001. Earnings per common share were $0.72 basic and $0.66 diluted, compared with $0.63 basic and $0.56 diluted in the 2001 second quarter. Net revenues were $5.0 billion, 11% lower than the 2001 second quarter. Non-compensation expenses were $1.4 billion, 18% lower than the 2001 second quarter. The pre-tax profit margin for the quarter was 19.1%, up from 15.3% in the 2001 second quarter. These results include a provision for the $100 million payment related to the previously-announced settlement agreement with the NYAG and related expenses of $11 million (included in the Corporate segment).

For the first half of 2002, net earnings were $1.3 billion, compared to $1.4 billion for the corresponding period in 2001. Net revenues were $10.0 billion, down 16% from the first six months of 2001. The effect of declining revenues on earnings was limited by reduced compensation costs and a 19%, or nearly $700 million, reduction in year-to-date non-compensation expenses. Year-to-date earnings per common share were $1.47 basic and $1.33 diluted, compared with $1.67 basic and $1.48 diluted in the first half of 2001. The pre-tax margin for the first half of 2002 was 19.5%, up from 18.4% in the year-ago period. Annualized return on average common stockholder's equity was 12.3% for the first six months of 2002.

Merrill Lynch continues to remain cautious on the revenue outlook for the remainder of 2002. Merrill Lynch doubts that net revenues for the second half of 2002 will be as strong as the first half due to seasonal factors. In four of the past six fiscal years, Merrill Lynch's revenues were lower in the second half of the year than in the first half. In addition, the financial services industry continues to experience higher financing premiums, which if sustained, could adversely impact financing costs.

Restructuring and other charges

In the fourth quarter of 2001, Merrill Lynch recorded a pre-tax charge of $2.2 billion ($1.7 billion after-tax) related to the resizing of selected businesses and other structural changes. This charge was recorded as Restructuring and other charges on the Condensed Consolidated Statements of Earnings. The charge was the result of a detailed review of all businesses, with a focus on improving profit margins and aligning capacity with opportunities for future growth. These actions were expected to result in pre-tax annual expense savings of approximately $1.4 billion, a portion of which was to be reinvested in priority growth initiatives, including foreign exchange and prime brokerage for GMI, small business lending and banking services for Private Client, and alternative investments for MLIM. Merrill Lynch remains on target to achieve these annual savings in 2002.

Non-compensation expenses were expected to represent approximately 40% of the total savings. Merrill Lynch has achieved this level of non-compensation savings related to the fourth quarter 2001 charge. Opportunities exist to reduce non-compensation expenses further, although much of the savings realized going forward will be reinvested into these growth initiatives. For the first six months of 2002, non-compensation expenses declined $693 million, or 19% from the year-ago period, primarily reflecting actions taken throughout the past year to reduce costs, in particular the fourth quarter 2001 restructuring. Non-compensation expenses in 2002 include the provision for payment to the NYAG and related costs amounting to $111 million and also reflect a reduction from the six months of 2001 of $103 million related to the elimination of goodwill amortization (see Note 1 to the Condensed Consolidated Financial Statements for additional information). For further information regarding the details of restructuring and other charges see Note 2 to the Condensed Consolidated Financial Statements.

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

--------------------------------------------------------------------------------
GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

GMI'S RESULTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------

                                  For the Three Months Ended                For the Six Months Ended
                               ------------------------------------------------------------------------------
                               June 28,        June 29,     % Inc.         June 28,        June 29,     % Inc.
(dollars in millions)             2002            2001       (Dec.)           2002            2001       (Dec.)
 -------------------------------------------------------------------------------------------------------------

Commissions                    $   527         $   546         (3) %       $ 1,064         $ 1,153         (8) %
Principal transactions and
    net interest profit            948           1,040         (9)           2,049           2,771        (26)
Investment banking                 633             923        (31)           1,237           1,748        (29)
Other revenues                     223             182         23              392             347         13
                               -------         -------                     -------         -------
    Total net revenues         $ 2,331         $ 2,691        (13)         $ 4,742         $ 6,019        (21)
                               -------         -------                     -------         -------
Pre-tax earnings               $   647         $   680         (5)         $ 1,291         $ 1,740        (26)
                               -------         -------                     -------         -------
Pre-tax profit margin             27.8%           25.3%                       27.2%           28.9%
-------------------------------------------------------------------------------------------------------------

Market conditions continued to be difficult during the second quarter for the industry as a whole. Most equity indices worldwide declined by double digit percentages from the end of the 2002 first quarter, and global merger and acquisition and securities origination volumes continued to be subdued amid market and issuer uncertainty. However, fixed income trading conditions remained strong, benefiting from low interest rates and a favorable U.S. dollar yield curve environment. GMI's second quarter results reflect its focus on increasing the contribution of higher margin activities, diversifying sources of revenue, and continued management discipline in improving productivity and reducing expenses.

GMI's second quarter pre-tax earnings were $647 million, 5% below the 2001 second quarter, on net revenues that were 13% lower, at $2.3 billion. GMI's pre-tax margin increased to 27.8%, more than two percentage points above the year-ago quarter. This improvement is due in part to a 25% reduction in non-compensation expenses from the 2001 second quarter.

GMI's year-to-date pre-tax earnings were $1.3 billion, 26% lower than the 2001 first half. Year-to-date net revenues were $4.7 billion, a decline of 21% from the year-ago period. GMI's year-to-date pre-tax margin was 27.2%, compared with 28.9% in the same period last year.

Client Facilitation and Trading
Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments, options and commodities. In addition, in late 2001 Merrill Lynch instituted a program for providing enhanced brokerage services to its customers with large size Nasdaq orders in exchange for an agreed upon commission in lieu of the traditional spread. Nearly all Nasdaq institutional client trades are now done on an agency, rather than a principal, basis.

Commissions revenues decreased 3% to $527 million in the second quarter of 2002, compared to the year-ago quarter as a result of a global decline in equity trading volumes. Year-to-date commissions revenues decreased by 8% to $1.1 billion as compared to the first half of 2001.

Principal transactions and net interest profit

------------------------------------------------------------------------------------------------------------------
                                         For the Three Months Ended                   For the Six Months Ended
                                    ----------------------------------           ---------------------------------
                                     June 28,       June 29,     % Inc.           June 28,       June 29,    % Inc.
(dollars in millions)                   2002           2001       (Dec.)             2002           2001       (Dec.)
                                    ------------------------------------------------------------------------------
Debt and debt derivatives              $ 831        $   577         44 %          $ 1,611        $ 1,623        (1) %
Equities and equity derivatives          117            463        (75)               438          1,148       (62)
                                       -----        -------                       -------        -------
Total                                  $ 948        $ 1,040         (9)           $ 2,049        $ 2,771       (26)
-------------------------------------------------------------------------------------------------------------------

Principal transactions and net interest profit includes realized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal, and unrealized gains and losses on trading assets and liabilities. In addition, principal transactions and net interest profit includes unrealized gains related to equity investments held by Merrill Lynch's broker-dealers as well as unrealized gains and losses on marketable investment securities, classified as trading securities, held by Merrill Lynch's U.S. banks. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest profit to fluctuate.

Net interest profit is a function of the level and mix of total assets and liabilities, including trading assets owned, repurchase and resale agreements, trading strategies associated with GMI's institutional securities business, and the prevailing level, term structure, and volatility of interest rates. Net interest profit is an integral component of trading activity. Beginning in the first quarter of 2002, GMI's net interest profit included income generated by the investment portfolio of Merrill Lynch's U.S. banks which was previously recorded in the Private Client segment. This change follows a transfer in responsibility for this activity, which was made to better align functional and management responsibilities. The prior year segment results have been restated to reflect this change. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views net interest profit and principal transactions in the aggregate.

Net trading revenues, which include principal transactions and net interest profit, were $948 million in the second quarter of 2002, down 9% from $1.0 billion in the second quarter of 2001. Debt and debt derivatives net trading revenues were $831 million, up 44% from the second quarter of 2001, reflecting increased trading of interest rate and other products from the year-ago quarter. Principal transactions revenues in the 2002 second quarter included $70 million related to the sale of certain energy trading assets in 2001, which was principally offset by write-downs of credit positions, principally in the telecommunications sector. Equities and equity derivatives net trading revenues decreased 75% from the second quarter of 2001 to $117 million, primarily due to reduced customer flow and lower volatility during much of the quarter. Equity trading revenues have also been adversely affected by the shift to commissions in Nasdaq trading.

On a year-to-date basis, principal transactions and net interest revenues were down 26% compared to the first half of 2001, due to the significant decrease in equity and equity derivatives revenues. Debt trading revenues were essentially unchanged from the prior year. The 2001 first quarter results included the gain on the sale of certain energy-trading assets.

--------------------------------------------------------------------------------

Investment Banking
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                     For the Three Months Ended                        For the Six Months Ended
                                -----------------------------------               --------------------------------------
                                June 28,         June 29,     % Inc.              June 28,        June 29,
(dollars in millions)              2002             2001      (Dec.)                 2002            2001        % (Dec.)
                                ----------------------------------------------------------------------------------------

Debt underwriting                 $ 239            $ 223           7 %             $  368          $  482            (24)%
Equity underwriting                 200              387         (48)                 492             669            (26)
                                  -----            -----                           ------          ------
  Total underwriting                439              610         (28)                 860           1,151            (25)
Strategic advisory services         194              313         (38)                 377             597            (37)
                                  -----            -----                           ------          ------
Total                             $ 633            $ 923         (31)              $1,237          $1,748            (29)
----------------------------------------------------------------------------------------------------------------------------

Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues were $439 million, down 28% from the $610 million recorded in the second quarter of 2001. An increase in debt underwriting revenues of 7% was more than offset by sharply lower equity underwriting revenues, due to a lower volume of transactions. Merrill Lynch ranked third in both global debt and global equity and equity-linked underwriting in the second quarter of 2002 with an 8.7% and 9.6% market share, respectively. Merrill Lynch's debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals.

Year-to-date underwriting revenues decreased 25% to $860 million from $1.2 billion in the first half of 2001, due to decreases in both debt and equity underwriting revenues. Merrill Lynch's underwriting market share information based on transaction value follows:

--------------------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                   -----------------------------------------------------------
                                                           June 2002                           June 2001
                                                   -----------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
                                                   -----------------------------------------------------------

GLOBAL PROCEEDS
      Debt and equity                                 8.8%               3               11.5%               1
      Debt                                            8.7                3               11.3                1
      Equity and equity-linked                        9.6                3               13.4                2
U.S. PROCEEDS
      Debt and equity                                10.8%               2               13.6%               1
      Debt                                           10.5                3               13.2                1
      Equity and equity-linked                       14.4                2               16.9                2
--------------------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

--------------------------------------------------------------------------------------------------------------
                                                                 For the Six Months Ended
                                                --------------------------------------------------------------
                                                            June 2002                           June 2001
                                                --------------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
                                                --------------------------------------------------------------

GLOBAL PROCEEDS
      Debt and equity                                 9.0%               2               12.0%               1
      Debt                                            8.7                2               11.9                1
      Equity and equity-linked                       12.2                3               13.1                2
U.S. PROCEEDS
      Debt and equity                                11.0%               2               14.7%               1
      Debt                                           10.5                2               14.4                1
      Equity and equity-linked                       17.9                2               18.1                1
---------------------------------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $194 million in the second quarter of 2002, down 38% from the second quarter of 2001. Year-to-date strategic advisory services revenues decreased 37% from the first half of 2001, to $377 million as poor market conditions continue to have a negative impact on global merger and acquisition activity. Merrill Lynch's merger and acquisition market share information based on transaction value follows:

-----------------------------------------------------------------------------------------------------
                                                         For the Three Months Ended
                                          -----------------------------------------------------------
                                                June 2002                         June 2001
                                          ---------------------                ----------------------
                                          Market                               Market
                                           Share           Rank                 Share            Rank
                                          -----------------------------------------------------------

COMPLETED TRANSACTIONS
     Global                                 21.6%             4                  22.5%              3
     U.S.                                   15.4              5                  22.0               3
ANNOUNCED TRANSACTIONS
     Global                                  9.3%            10                  23.2%              2
     U.S.                                    6.7              8                  17.7               4
-----------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.


                                                          For the Six Months Ended
                                          -----------------------------------------------------------
                                                  June 2002                            June 2001
                                          ---------------------                ----------------------
                                          Market                               Market
                                           Share           Rank                 Share            Rank
                                          -----------------------------------------------------------
COMPLETED TRANSACTIONS
     Global                                 21.8%             3                  30.9%              2
     U.S.                                   18.4              6                  40.9               2
ANNOUNCED TRANSACTIONS
     Global                                 15.4%             7                  21.1%              3
     U.S.                                    9.6              7                  19.7               4
-----------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
Other revenues, which include realized investment gains and losses and distributions on a passive minority investment in a securities-related business, increased $41 million in the second quarter of 2002 from the year-ago quarter, to $223 million. Other revenues in the second quarter of 2002 reflect increased realized gains on the investment portfolio of Merrill Lynch's U.S. banks, partially offset by write-downs of private equity investments. Year-to-date other revenues increased 13% to $392 million, and include a $45 million pre-tax gain on the sale of the Securities Pricing Services business recorded in the first quarter of 2002.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

PRIVATE CLIENT'S RESULTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                    For the Three Months Ended                     For the Six Months Ended
                                    --------------------------                     ------------------------
                                    June 28,       June 29,     % Inc.             June 28,       June 29,   % Inc.
(dollars in millions)                  2002           2001       (Dec.)               2002           2001     (Dec.)
                                    -------------------------------------------------------------------------------

Commissions                          $  644         $  785         (18)%            $1,307         $1,665       (22)%
Principal transactions and
     new issue revenues                 319            392         (19)                631            815       (23)
Asset management and
     portfolio service fees             932            920           1               1,844          1,864        (1)
Net interest profit                     349            358          (3)                697            744        (6)
Other revenues                           24             18          33                  86             59        46
                                     ------         ------                          ------         ------
     Total net revenues              $2,268         $2,473          (8)             $4,565         $5,147       (11)
                                     ------         ------                          ------         ------
Pre-tax earnings                     $  339         $  172          97              $  606         $  459        32
                                     ------         ------                          ------         ------
Pre-tax profit margin                  14.9%           7.0%                           13.3%           8.9%
-------------------------------------------------------------------------------------------------------------------

Private Client's second quarter pre-tax earnings were $339 million, 97% higher than the 2001 second quarter, on net revenues that were down 8%, at $2.3 billion. Private Client's pre-tax margin was 14.9%, compared with 7.0% in the year-ago quarter. These results reflect significantly improved performance both inside and outside the United States. Private Client's business in the United States generated a pre-tax margin of 16.7% in the second quarter of 2002. This represents an increase of more than seven percentage points from the same period last year. These improvements were driven primarily by reduced operating expenses, resulting from the fourth quarter 2001 restructuring and other initiatives, and increased fee-based and recurring revenues. Also contributing to the year-over-year improvement was the absence of severance and other expenses associated with businesses that were outsourced or exited in the 2001 second quarter.

Private Client's year-to-date net revenues were $4.6 billion, down 11% from the corresponding period of 2001. Pre-tax earnings were $606 million, 32% higher than the first six months of 2001. Private Client's year-to-date pre-tax margin was 13.3%, compared with 8.9% for the same period last year.

Private Client employed approximately 15,100 Financial Advisors at the end of the 2002 second quarter, down from 16,400 at the end of 2001. The decline is primarily the result of the staffing reductions associated with the re-focusing of the Private Client business outside the United States.

Commissions
Commissions revenue primarily arises from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 18% to $644 million in the second quarter of 2002 from $785 million in the second quarter of 2001. Commissions revenues for the first half of 2002 were $1.3 billion, 22% lower than the first half of 2001. These decreases are primarily due to a global decline in client transaction volumes, particularly in equities and mutual funds. Commissions are also affected by the ongoing emphasis on and transition of Private Client assets to asset-priced accounts.

Principal transactions and new issue revenues
Private Client's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities as well as selling concessions on underwriting of debt and equity products. Private Client does not take any significant principal trading risk positions.

Principal transactions and new issue revenues declined 19% to $319 million in the 2002 second quarter from the year-ago quarter, as trading and new issue volume declined in a less favorable market environment. Year-to-date revenues similarly decreased from $815 million in 2001 to $631 million in 2002.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R). Also included are servicing fees related to these accounts, as well as account and other fees.

Asset management and portfolio service fees totaled $932 million, essentially unchanged from the second quarter of 2001. On a year-to-date basis, asset management and portfolio service fees totaled $1.8 billion, approximately equal to the year-ago period. These results reflect market driven declines in equity assets under management offset by increased portfolio service fees as demand for managed account services continues to grow.

An analysis of changes in assets in Private Client accounts from June 29, 2001 to June 28, 2002 is detailed below:

----------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                                   ------------------------------------------
                                           June 29,         New         Asset                June 28,
(dollars in billions)                         2001        Money  Depreciation       Other       2002
----------------------------------------------------------------------------------------------------

Assets in Private Client accounts:
U.S.                                       $ 1,318         $ 28        $ (242)       $ (3)   $ 1,101
Non-U.S.                                       136            6           (13)        (35)        94
                                           ---------------------------------------------------------
Total                                      $ 1,454         $ 34        $ (255)      $ (38)   $ 1,195

----------------------------------------------------------------------------------------------------

Total assets in Private Client accounts in the United States declined 16% from the end of the 2001 second quarter, to $1.1 trillion at June 28, 2002 as a result of market-driven declines, partially offset by net new money inflows of $28 billion. Outside the United States, client assets were $94 billion, down from $136 billion at the end of the year-ago quarter, largely due to the sale of the Canadian Private Client business and market-driven declines. Net new money inflows, excluding the impact of sold or discontinued businesses, totaled $6 billion over this period. Total assets in asset-priced accounts were $197 billion at the end of the 2002 second quarter, a decrease of 5% from the year-ago period primarily due to market-driven declines.

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

Net interest profit was $349 million in the 2002 second quarter, down 3% from $358 million in the second quarter of 2001. Net interest profit for the six months of 2002 was $697 million, 6% lower than in the comparable period in 2001.

Other revenues
Other revenues, which is primarily comprised of realized and unrealized investment gains and losses on investments, totaled $24 million in the second quarter of 2002 as compared to $18 million in the year-ago period. Other revenues for the first half of 2002 increased to $86 million from $59 million for the same period in 2001. Other revenues in the first quarter of 2002 included a residual pre-tax gain of $39 million related to the sale of the Canadian Private Client business. Other revenues in the 2001 first quarter included a pre-tax gain of $30 million related to the sale of the mortgage servicing business.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM'S RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

                                   For the Three Months Ended                  For the Six Months Ended
                                   --------------------------                  ------------------------
                                    June 28,         June 29,   % Inc.          June 28,          June 29,  % Inc.
(dollars in millions)                  2002             2001     (Dec.)            2002              2001    (Dec.)
------------------------------------------------------------------------------------------------------------------

Commissions                           $  54            $  68       (21)%          $ 105            $  135      (22)%
Asset management fees                   362              427       (15)             733               855      (14)
Other revenues                            3                5       (40)              29                31       (6)
                                      -----            -----                      -----            ------
     Total net revenues               $ 419            $ 500       (16)           $ 867            $1,021      (15)
                                      -----            -----                      -----            ------
Pre-tax earnings                      $  96            $  81        19            $ 215            $  172       25
                                      -----            -----                      -----            ------
Pre-tax profit margin                  22.9%            16.2%                      24.8%             16.8%
------------------------------------------------------------------------------------------------------------------

MLIM's investment performance continued to be strong, and remains MLIM's primary focus. For the 1- and 3-year periods ending May 2002, nearly 80% of MLIM's U.S. retail equity assets under management were above their relevant benchmark or category median. Globally, 69% of MLIM's assets under management were ahead of their benchmark or median for the same periods.

MLIM's pre-tax earnings in the 2002 second quarter were $96 million, up 19% from $81 million in the 2001 second quarter. Net revenues decreased 16% from the year ago period to $419 million primarily reflecting a market-driven decline in equity assets under management. Net revenues continue to be dependent on levels of assets under management and accordingly, are susceptible to a decline in equity market valuations. The pre-tax margin increased nearly seven percentage points from the year-ago quarter, to 22.9% as the year-over-year decline in revenues was more than offset by reduced expenses, resulting from the fourth quarter 2001 restructuring and other initiatives.

Year-to-date, MLIM's pre-tax earnings were $215 million, 25% higher than for the first six months of 2001 on net revenues that were 15% lower, at $867 million. MLIM's year-to-date pre-tax margin was 24.8%, compared with 16.8% for the same period last year.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 21% to $54 million in the 2002 second quarter from the year-ago quarter. Year-to-date commissions similarly decreased 22%, to $105 million.

Asset management fees
Asset management fees primarily consist of revenues earned from the management and administration of funds as well as performance fees earned by MLIM. Asset management fees were $362 million, a decline of 15% from the second quarter of 2001 due to a decrease in management fees, primarily resulting from the market-driven decline in equity assets under management. At the end of the second quarter of 2002, assets under management totaled $499 billion, compared with $533 billion at the end of the second quarter of 2001. On a year-to-date basis, asset management fees decreased 14% to $733 million.

An analysis of changes in assets under management from June 29, 2001 to June 28, 2002 is as follows:

--------------------------------------------------------------------------------------------------------------
                                                           Net Changes Due To
                                              ------------------------------------------------
                                  June 29,        New          Asset                            June 28,
  (dollars in billions)              2001         Money     Depreciation      Other (1)            2002
--------------------------------------------------------------------------------------------------------------
Assets under management              $533           $(4)       $(47)           $17                $499
--------------------------------------------------------------------------------------------------------------
(1)  Includes reinvested dividends of $7 billion, the impact of foreign exchange movements of $16 billion, net outflows of $(4) billion of retail money market funds which were transferred to bank deposits at Merrill Lynch's
     U.S. banks and other changes of $(2) billion.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains, totaled $29 million for the first half of 2002, as compared to $31 million in the year-ago period. Other revenues in the 2002 first quarter included the $17 million pre-tax gain on the sale of the Canadian retail mutual fund business.


--------------------------------------------------------------------------------
NON-INTEREST EXPENSES
--------------------------------------------------------------------------------

  Merrill Lynch's non-interest expenses are summarized below:

---------------------------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended            For the Six Months Ended
                                                   ----------------------------          ----------------------------
                                                   June 28,             June 29,         June 28,             June 29,
(dollars in millions)                                 2002                 2001             2002                 2001
                                                   ------------------------------------------------------------------

Compensation and benefits                          $ 2,569              $ 2,977          $ 5,215              $ 6,221
                                                   -------              -------          -------              -------
Non-compensation expenses:
      Communications and technology                    412                  568              886                1,166
      Occupancy and related depreciation               228                  270              466                  540
      Brokerage, clearing, and exchange fees           172                  243              370                  478
      Advertising and market development               151                  202              301                  410
      Professional fees                                132                  151              262                  293
      Office supplies and postage                       65                   92              134                  188
      Goodwill amortization                              -                   51                -                  103
      Other                                            274                  167              447                  381
                                                   -------              -------          -------              -------
Total non-compensation expenses                      1,434                1,744            2,866                3,559
                                                   -------              -------          -------              -------
Total non-interest expenses                        $ 4,003              $ 4,721          $ 8,081              $ 9,780
                                                   =======              =======          =======              =======
Compensation and benefits
      as a percentage of net revenues                 51.9%                53.4%            51.9%                51.9%
Non-compensation expenses
      as a percentage of net revenues                 29.0                 31.3             28.5                 29.7
---------------------------------------------------------------------------------------------------------------------

Compensation and benefits expenses were $2.6 billion, a decrease of 14% from the 2001 second quarter. Compensation and benefits expenses were 51.9% of net revenues for the second quarter of 2002, compared to 53.4% in the 2001 second quarter. The decrease is due primarily to a reduction in staffing and lower severance expenses. Non-compensation expenses, which included $111 million related to the NYAG settlement agreement and related costs (included in the Corporate segment), decreased 18% from the 2001 second quarter.

Communications and technology costs were $412 million, down 27% from the second quarter of 2001 due to reduced systems consulting costs, lower technology equipment depreciation and lower communications costs.

Occupancy and related depreciation was $228 million in the second quarter of 2002, a decline of 16% from the year-ago period due primarily to lower rental expenses resulting from the fourth quarter 2001 restructuring initiatives.

Brokerage, clearing, and exchange fees were $172 million, down 29% from the second quarter of 2001 resulting from lower transaction volumes.

Advertising and market development expenses declined 25% from the second quarter of 2001 to $151 million, due primarily to reduced spending on travel and advertising.

Professional fees decreased 13% from the 2001 second quarter, to $132 million, due largely to reduced spending on consulting services, partially offset by increased legal fees.

Office supplies and postage decreased 29% from the second quarter of 2001 to $65 million due to lower levels of business activity and efficiency initiatives.

Other expenses were $274 million in the second quarter of 2002, up 64% due to the $100 million provision for the payment agreed to as part of the settlement agreement with the NYAG and net expenses related to other legal matters.

Goodwill  amortization  is no longer being recorded in accordance  with SFAS No.
142. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.

The year-to-date effective tax rate was 29.7%, down from the full-year 2001 operating rate of 30.4% and down from 31.2% in the first quarter of 2002. The decrease in the rate from the first quarter of 2002 resulted from benefits associated with the wind-down of the Merrill Lynch HSBC joint venture, as well as from the lower tax rate associated with the net effect of certain foreign earnings and adjustments to reserves, and tax settlements. Merrill Lynch follows APB Opinion No. 28 "Interim Financial Reporting" in accounting for interim period taxes. Pursuant to APB No. 28, the interim period is considered as an integral part of an annual reporting period.

--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

Management continually monitors and evaluates the level and composition of the balance sheet.

For the first six months of 2002, average total assets were $436 billion, up 2% from $429 billion for the full-year 2001. Average total liabilities also increased 2% to $412 billion from $406 billion for the full-year 2001. Average total assets and liabilities for the first six months of 2002 include the following changes as compared to the full-year 2001:

--------------------------------------------------------------------------------------------
                                                                  Increase/
(dollars in millions)                                            (Decrease)           Change
--------------------------------------------------------------------------------------------

AVERAGE ASSETS
     Receivables under securities borrowed transactions            $11,594                38 %
     Investment securities                                           8,542                12
     Loans, notes and mortgages (net)                                4,536                23
     Cash and cash equivalents                                      (7,599)              (35)
     Customer receivables                                           (6,039)              (13)

AVERAGE LIABILITIES
     Deposits                                                      $ 6,281                 8 %
     Payables under securities loaned transactions                   2,030                26
     Commercial paper and other short-term borrowings               (4,518)              (46)
--------------------------------------------------------------------------------------------

The growth in average deposits in the first six months of 2002 from the 2001 full-year average resulted from the mid-2000 modification of the cash sweep options for certain CMA(R) and other types of Merrill Lynch accounts to generally sweep cash into interest-bearing bank deposits at Merrill Lynch's U.S. banks, rather than MLIM-managed money market mutual funds. This increase in deposits was primarily used by the U.S. banks to make loans and purchase investment securities. Additionally, receivables under securities borrowed transactions rose due to increased matched-book activity. Merrill Lynch enters into matched-book transactions to accommodate clients, finance firm inventory positions, and obtain securities for settlement.

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

Capital Adequacy

At June 28, 2002, Merrill Lynch's equity capital was comprised of $21.2 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred SecuritiesSM ("TOPrS"SM). Management believes that Merrill Lynch's equity capital base of $24.2 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

-------------------------------------------------------------------
                                                          Adjusted
                                             Leverage     Leverage
                                                Ratio(1)    Ratio(2)
-------------------------------------------------------------------
PERIOD-END
June 28, 2002                                     18.1x       12.4x
December 28, 2001                                 18.5x       12.8x

AVERAGE (3)
Six months ended June 28, 2002                    18.6x       12.8x
Year ended December 28, 2001                      18.8x       13.1x
-------------------------------------------------------------------
(1) Total assets to Total stockholders' equity and Preferred securities issued by subsidiaries.
(2) Total assets less (a) Receivables under resale agreements (b)
    Receivables under securities borrowed transactions and (c) Securities received as collateral to Total stockholders' equity and Preferred securities issued by subsidiaries.
(3) Computed using month-end balances.

An asset-to-equity leverage ratio does not reflect the risk profile of assets, hedging strategies, or off-balance sheet exposures. Thus, Merrill Lynch does not rely on overall leverage ratios to assess risk-based capital adequacy.

Funding

Commercial paper outstanding totaled $2.9 billion at June 28, 2002 and $3.0 billion at December 28, 2001, which was 4% of total unsecured borrowings at both June 28, 2002 and year-end 2001. Deposits at Merrill Lynch's banking subsidiaries totaled $81.1 billion at June 28, 2002, down from $85.8 billion at year-end 2001. Of the $81.1 billion of deposits in Merrill Lynch banking subsidiaries as of June 28, 2002, $68.5 billion were in U.S. banks. Outstanding long-term borrowings decreased to $75.5 billion at June 28, 2002 from $76.6 billion at December 28, 2001. Major components of the change in long-term borrowings during the first six months of 2002 follow:

---------------------------------------------
(dollars in billions)
---------------------------------------------

Balance at December 28, 2001            $76.6
Issuances                                15.5
Maturities                              (17.8)
Other, net                                1.2
                                        -----
Balance at June 28, 2002 (1)            $75.5
---------------------------------------------

(1) At June 28, 2002, $50.3 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its balance sheet assets. As a further enhancement to liquidity, the firm maintains a portfolio of segregated U.S. Government and agency obligations, and asset-backed securities of high credit quality which had a carrying value, net of related hedges, of $11.5 billion at June 28, 2002, and $8.4 billion at December 28, 2001. These assets may be sold or pledged to provide immediate liquidity even during periods of adverse market conditions. Another source of liquidity is a committed, senior, unsecured bank credit facility, which at June 28, 2002 totaled $3.5 billion and was not drawn upon. The bank credit facility was renewed on May 9, 2002 for 364 days. At renewal, Merrill Lynch elected to reduce the amount of the bank credit facility from $5.0 billion while increasing the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

Credit Ratings

The cost and availability of unsecured funding generally are dependent on credit ratings and market conditions. In addition to the general market conditions discussed in the Business Environment section, there may be conditions specific to the financial services industry or Merrill Lynch that impact the cost or availability of funding. Merrill Lynch's senior long-term debt, preferred stock, and TOPrSSM were rated by several recognized credit rating agencies at August 9, 2002 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently negative.

------------------------------------------------------------------------------------------------------------------
                                                             Senior
                                                              Debt            Preferred Stock           TOPrSSM
Rating Agency                                               Ratings               Ratings               Ratings
------------------------------------------------------------------------------------------------------------------

Dominion Bond Rating Service Ltd                              AA (Low)             Not Rated             Not Rated
Fitch Ratings                                                 AA-                    A+                   A+
Moody's Investors Service, Inc.                               Aa3                    A2                   A1
Rating and Investment Information, Inc. (1)                   AA                     A+                   A+
Standard & Poor's Ratings Services                            AA-                    A                    A
------------------------------------------------------------------------------------------------------------------
(1) Located in Japan.

On May 17, 2002, Fitch Ratings lowered its long-term debt ratings for Merrill Lynch & Co., Inc. (senior to "AA-" from "AA" and preferred stock and TOPrSSM to "A+" from "AA-"). The same day, Fitch also announced rating downgrades for several other securities firms.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. Beginning in the second quarter of 2002, the firm has enhanced its VaR process to incorporate additional data points which are symmetrical to the actual historical weekly changes in order to reflect a more complete representation of potential profit and loss scenarios. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at June 28, 2002 and December 28, 2001 as well as daily average VaR for the three months ended June 28, 2002. Additionally, high and low VaR for the second quarter of 2002 is presented independently for each risk category and overall.

-------------------------------------------------------------------------------------------------------
                                                                       Daily
                                              June 28,    Dec. 28,    Average         High         Low
(dollars in millions)                            2002        2001        2Q02         2Q02        2Q02
-------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 50        $ 45        $ 39         $ 53        $ 26
      Equity                                       35          37          32           38          24
      Commodity                                     -           1           -            -           -
      Currency                                      4           2           4           15           -
      Volatility                                   11          20          17           23           9
                                         --------------------------------------------------------------
                                                  100         105          92
      Diversification benefit                     (38)        (49)        (35)
                                         -------------------------------------
      Overall(2)                                 $ 62        $ 56        $ 57         $ 69        $ 42
                                         =====================================

-------------------------------------------------------------------------------------------------------
(1) Based on a 95% confidence level and a weekly holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was
    $28 million at June 28, 2002 versus $21 million at year-end 2001.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

--------------------------------------------------------------------------
                                             June 28,              Dec. 28,
(dollars in millions)                           2002                  2001
--------------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread           $ 33                  $ 20
      Equity                                      27                    28
      Currency                                     6                     7
      Volatility                                   4                     6
                                                ----                  ----
                                                  70                    61
      Diversification benefit                    (27)                  (26)
                                                ----                  ----
Overall                                         $ 43                  $ 35
                                                ====                  ====

--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a weekly holding period.

Non-trading VaR does not include risk related to Merrill Lynch's $4.7 billion of outstanding Liquid Yield Option TM Notes ("LYONS" (R)) since management expects that the LYONs(R) will be converted to common stock and will not be replaced by fixed income securities.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrSSM at June 28, 2002 and December 28, 2001 was $39 million and $33 million, respectively, based on a 95% confidence level and a weekly holding period. TOPrSSM, which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Cash flows from client funds in certain CMA(R) and other types of accounts were redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks during 2000 and 2001. This increase in deposits was used to fund the growth in high credit quality investment securities. The overall VaR for the U.S. banks, based on a 95% confidence interval and a weekly holding period, was $78 million and $79 million at June 28, 2002 and December 28, 2001, respectively.

Credit Risk
Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent ("master netting agreements") with substantially all of its derivative counterparties as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Condensed Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure.

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agency securities, as well as cash, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $9.5 billion of collateral) of trading derivatives in a gain position by maturity at June 28, 2002. (Please note that the following table includes only credit exposure from derivative transactions and does not include other credit exposures, which may be material).

(dollars in millions)
-----------------------------------------------------------------------------------------

                           Years to Maturity                       Cross-
Credit        ---------------------------------------------------  Maturity
Rating(1)              0-3        3+- 5       5+- 7       Over 7   Netting(2)       Total
-----------------------------------------------------------------------------------------

AAA                $ 3,430      $ 1,122      $  952      $ 1,333    $  (670)      $ 6,167
AA                   4,151        2,363         998        1,452     (1,961)        7,003
A                    2,572        1,113         514          884       (631)        4,452
BBB                  1,240          523         324          356       (333)        2,110
Other                  723          259         131           71        (47)        1,137
              ---------------------------------------------------------------------------
Total              $12,116      $ 5,380      $2,919      $ 4,096    $(3,642)      $20,869
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


--------------------------------------------------------------------------------
NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS
--------------------------------------------------------------------------------

Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes these risks inherent in the business and may employ strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly-leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

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

Merrill Lynch provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. Merrill Lynch provides extensions of credit to leveraged companies in the form of senior and subordinated debt, as well as bridge financing on a select basis. In addition, Merrill Lynch may syndicate loans for non-investment grade companies or in connection with highly leveraged transactions and may retain a residual portion of these loans.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

---------------------------------------------------------------------------
                                                    June 28,       Dec. 28,
(dollars in millions)                                   2002           2001
---------------------------------------------------------------------------
Trading assets:
   Cash instruments                                  $ 4,317        $ 4,597
   Derivatives                                         4,252          4,478
Trading liabilities - cash instruments                (1,481)        (1,535)
Collateral on derivative assets                       (3,115)        (2,934)
                                                     -------        -------
Net trading asset exposure                           $ 3,973        $ 4,606
---------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 28, 2002, the carrying value of such debt and equity securities totaled $129 million, of which 8% resulted from Merrill Lynch's market-making activities in such securities. This compared with $58 million at December 28, 2001, of which 18% related to market-making activities. Also included are distressed bank loans, acquired as part of Merrill Lynch's secondary market activities, totaling $235 million and $245 million at June 28, 2002 and December 28, 2001, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

---------------------------------------------------------------------------------------
                                                             June 28,           Dec. 28,
(dollars in millions)                                           2002               2001
---------------------------------------------------------------------------------------

Marketable investment securities                              $  151             $  221
Investments of insurance subsidiaries                            141                114
Loans (net of allowance for loan losses):
  Bridge loans                                                   150                130
  Other loans(1)                                               3,189              2,578
Other investments:
  Partnership interests (2)                                    1,856              1,551
  Other equity investments (3)                                   152                140
---------------------------------------------------------------------------------------
(1) Represents outstanding loans to 139 and 138 companies at June 28, 2002 and
    December 28, 2001, respectively.
(2) Includes $924 million and $717 million in investments at June 28, 2002 and
    December 28, 2001, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(3) Includes investments in 106 and 81 enterprises at June 28, 2002 and
    December 28, 2001, respectively.


Subsequent to June 28, 2002, a lending syndicate, of which Merrill Lynch is a member, entered into a Memorandum of Understanding relating to one of Merrill Lynch's loan counterparties. Under this agreement, the existing loan would be exchanged for a perpetual convertible security of France Telecom S.A. Merrill Lynch's funded portion of this credit facility was approximately $450 million at June 28, 2002. Certain conditions must be met before this agreement is finalized; failure to complete this agreement could result in a substantial impairment of this loan.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly leveraged counterparties:

--------------------------------------------------------------------------------------------
                                                               June 28,              Dec. 28,
(dollars in millions)                                             2002                  2001
--------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships (1)            $  512                $  822
Unutilized revolving lines of credit and other
     lending commitments                                         3,751                 1,947

--------------------------------------------------------------------------------------------
(1) Includes $123 million and $369 million at June 28, 2002 and
    December 28, 2001, respectively, related to deferred compensation plans.

--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------
Subsequent to June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Merrill Lynch has not yet determined the impact of adoption.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business as previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002. Prior year amortization expense related to goodwill totaled $51 million and $103 million for the three-month and six-month periods ended June 29, 2001.

During the second quarter of 2002, Merrill Lynch completed its review of goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting units to which goodwill relates exceeds the carrying value of such reporting units. Accordingly, no goodwill impairment loss was recognized.

------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
------------------------------------------------------------------------------------------------------------------------

                                               2nd Qtr.        3rd Qtr.         4th Qtr.        1st Qtr.        2nd Qtr.
                                                   2001            2001             2001            2002            2002
                                               --------        --------         --------        --------        --------

CLIENT ASSETS (dollars in billions):
Private Client
        U.S.                                   $  1,318        $  1,171         $  1,185        $  1,179        $  1,101
        Non-U.S.                                    136             127              101              96              94
                                               --------        --------         --------        --------        --------
Total Private Client Assets                       1,454           1,298            1,286           1,275           1,195
MLIM direct sales (1)                               181             170              172             167             158
                                               --------        --------         --------        --------        --------
Total Client Assets                            $  1,635        $  1,468         $  1,458        $  1,442        $  1,353
                                               ========        ========         ========        ========        ========

ASSETS IN ASSET-PRICED ACCOUNTS                $    207        $    189         $    205        $    211        $    197
ASSETS UNDER MANAGEMENT:

Retail                                         $    230        $    214         $    220        $    215        $    206
Institutional                                       260             252              266             262             254
Private Investors(2)                                 43              41               43              41              39

Equity                                              286             253              263             257             234
Fixed-income                                        118             119              119             119             121
Money market                                        129             135              147             142             144

U.S.                                                325             310              327             323             319
Non-U.S.                                            208             197              202             195             180

------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Equity and Equity-Linked:
  Volume (dollars in billions)                 $     17        $     15         $     15        $     15        $     10
  Market share                                     13.4%           21.3%            12.1%           15.0%            9.6%
Global debt:
  Volume (dollars in billions)                 $    109        $     81         $     67        $     92        $     80
  Market share                                     11.3%            9.9%             7.2%            8.6%            8.7%
------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
U.S.                                             49,100          47,300           43,500          43,200          42,500
Non-U.S.                                         19,100          18,600           13,900          13,200          12,100
                                               --------        --------         --------        --------        --------
Total                                            68,200          65,900           57,400          56,400          54,600
                                               ========        ========         ========        ========        ========

Private Client Financial Advisors                18,600          18,000           16,400          15,900          15,100
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (dollars in millions):
Total assets                                   $423,071        $448,606         $419,419        $429,167        $439,426
Total stockholders' equity                     $ 20,691        $ 21,090         $ 20,008        $ 20,906        $ 21,592
Book value per common share                    $  24.02        $  24.38         $  23.03        $  23.73        $  24.46
SHARE INFORMATION (in thousands):
Weighted-average shares outstanding:
  Basic                                         841,394         845,841          845,664         854,815         861,742
  Diluted                                       943,836         934,469          845,664         949,237         942,560
Common shares outstanding                       843,772         847,538          850,222         862,946         865,398
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

                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1. LEGAL PROCEEDINGS
        -----------------

The following supplements the discussion in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 and Quarterly Report on Form 10-Q for the quarter ended March 29, 2002. We also refer the reader to ML & Co.'s Current Reports on Form 8-K dated April 11, 2002, April 18, 2002, and May 21, 2002, relating to the New York State Attorney General's inquiry pertaining to Merrill Lynch.

Research-Related Class Actions.
------------------------------
Since April 2002, approximately 100 class actions have been filed against various Merrill Lynch-related entities, including ML & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Canada Inc., Merrill Lynch Funds Distributor, Fund Asset Management, L.P., Merrill Lynch B2B Internet HOLDRS Trust, Merrill Lynch Internet Infrastructure HOLDRS Trust, Merrill Lynch Internet Architecture HOLDRS Trust, Merrill Lynch Internet Strategies Fund, and Merrill Lynch Global Technology Fund, Inc., challenging the independence and objectivity of Merrill Lynch's research recommendations and related disclosures. The complaints seek unspecified damages and other relief. Many of these class actions make virtually identical allegations, and we expect that they will eventually be consolidated into a much smaller number of actions. Merrill Lynch is vigorously defending these class actions.

Enron-Related Litigation/Investigations.
---------------------------------------
Merrill Lynch, along with other investment banks, has received inquiries and requests for information from Congressional committees, the Securities and Exchange Commission, the Department of Justice and others regarding certain transactions and business relationships with Enron and related entities. We continue to cooperate with these governmental agencies and bodies reviewing Enron's activities and believe that Merrill Lynch did not engage in any improper conduct involving Enron. We were recently informed by the Department of Justice that Merrill Lynch is not a target or a subject of its investigation of Enron-related matters. We are, however, in continuing discussions with members of the SEC staff, who have expressed concerns about Merrill Lynch's role in certain Enron-related matters. We disagree with the views they have expressed to us and are in the process of responding to them on these matters.


IPO Allocation Class Actions.
----------------------------
On April 19 and 20, plaintiffs filed amended consolidated complaints in the IPO Allocation cases. As amended, the complaints allege that the defendants unlawfully (1) required customers who were allocated IPO securities to pay back some of their profits in the form of higher commissions; (2) required these customers to buy securities in the aftermarket at inflated prices; and (3) inflated the price of these securities in the aftermarket by issuing misleading research reports. The complaints seek unspecified damages and other relief against all of the major securities firms, including Merrill Lynch, that underwrite initial public offerings. Approximately 108 of the more than 300 amended consolidated complaints name Merrill Lynch as one of the defendants. The underwriter defendants, including Merrill Lynch, filed a joint motion to dismiss on July 1, 2002.


In the normal course of business, Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Moreover, the general decline of securities prices that began in 2000 has resulted in increased legal actions against many firms, including Merrill Lynch. Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers who would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress. Merrill Lynch is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch. Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties or fines. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to us as of the date of this report, that the resolution of the actions will not have a material adverse effect on the financial position of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On April 26, 2002, ML & Co. held its Annual Meeting of Stockholders, at which 89.0% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of four directors to the Board of Directors to hold office for a term of three years; and (ii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all four nominees to the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for or withheld from the election of directors were as follows: Jill K. Conway received 748,379,990 votes in favor and 14,639,938 votes were withheld; George B. Harvey received 750,143,275 votes in favor and 12,876,653 votes were withheld; Heinz-Joachim Neuburger received 750,024,022 votes in favor and 12,995,906 votes were withheld; and E. Stanley O'Neal received 745,608,290 votes in favor and 17,411,638 votes were withheld.

The stockholders did not approve the stockholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows: 209,817,204 votes in favor, 398,209,751 votes against, 7,953,247 shares abstained, and 147,039,726 shares represented broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------
(a)      Exhibits

         4 Instruments defining the rights of security holders, including indentures:

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

         12              Statement re: computation of ratios


         15              Letter re: unaudited interim financial information

         99(i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99(ii) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this Report:

         (i) Current Report dated April 10, 2002 for the purpose of furnishing notice of a webcast of a conference call scheduled for April 17, 2002 to review ML & Co.'s operating results.

         (ii) Current Report dated April 11, 2002 for the purpose of reporting an ex parte proceeding initiated by the New York State Attorney General against ML & Co. and certain of its employees concerning Merrill Lynch's research practices.

         (iii) Current Report dated April 15, 2002 for the purpose of furnishing notice of a webcast of a presentation by the president of Merrill Lynch's U.S. Private Client Group scheduled for April 22, 2002.

         (iv) Current Report dated April 17, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three months ended March 29, 2002.

         (v) Current Report dated April 18, 2002 for the purpose of reporting an agreement with the New York State Attorney General concerning its investigation into Merrill Lynch's research practices.

         (vi) Current Report dated April 26, 2002 for the purpose of filing the form of ML & Co.'s notes due nine months or more from date of issue.

         (vii) Current Report dated May 1, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of March 29, 2002.

         (viii) Current Report dated May 3, 2002 for the purpose of filing the form of ML & Co.'s Callable Market Index Target-Term Securities due May 4, 2009 linked to the Amex Biotechnology Index.

         (ix) Current Report dated May 3, 2002 for the purpose of filing the form of ML & Co.'s S&P 500 Callable Market Index Target-Term Securities due May 4, 2009.

         (x) Current Report dated May 3, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Industrial 15 Index due May 3, 2007.

         (xi) Current Report dated May 3, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select Ten Index due May 3, 2007.

         (xii) Current Report dated May 7, 2002 for the purpose of filing the form of ML & Co.'s 6% Callable Stock Return Income Debt Securities due May 7, 2004, payable at maturity with The Boeing Company common stock.

         (xiii) Current Report dated May 7, 2002 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s chairman and chief executive officer scheduled for May 14, 2002.

         (xiv) Current Report dated May 14, 2002 for the purpose of filing the form of ML & Co.'s 8% Callable Stock Return Income Debt Securities due May 14, 2004, payable at maturity with Adobe Systems Incorporated common stock.

         (xv) Current Report dated May 17, 2002 for the purpose of reporting an announcement by Fitch Ratings of downgrades of ML & Co.'s long-term debt ratings.

         (xvi) Current Report dated May 21, 2002 for the purpose of reporting a settlement with the New York State Attorney General regarding its inquiry pertaining to Merrill Lynch's research practices.

         (xvii) Current Report dated May 28, 2002 for the purpose of filing the form of ML & Co.'s 1% Convertible Securities Exchangeable into McDonald's Corporation common stock due May 28, 2009.

         (xviii) Current Report dated May 31, 2002 for the purpose of filing the form of ML & Co.'s Callable Market Index Target-Term Securities due June 1, 2009 linked to the Amex Defense Index.

         (xix) Current Report dated June 11, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select European 50 Index due June 11, 2007.

         (xx) Current Report dated June 28, 2002 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities due June 29, 2009.

         (xxi) Current Report dated June 28, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Select Ten Index due June 28, 2007.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH & CO., INC.
                                            ------------------------------------
                                           (Registrant)




                             By:       /s/  Thomas H. Patrick
                                       -----------------------------------------
                                            Thomas H. Patrick
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Principal Financial Officer




                             By:       /s/ John J. Fosina
                                       -----------------------------------------
                                           John J. Fosina
                                           Controller
                                           Principal Accounting Officer


Date:    August 9, 2002

                               INDEX TO EXHIBITS


Exhibits

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information


99(i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(ii) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002