Form 10-Q
period 2002-11-08
MERRILL LYNCH & CO INC
filed 2002-11-08
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            September 27, 2002

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

864,450,601 shares of Common Stock and 4,160,191 Exchangeable Shares as of the close of business on November 1, 2002. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                     For the Three Months Ended
                                                                   ------------------------------
                                                                   Sept. 27,             Sept. 28,              Percent
(in millions, except per share amounts)                                2002                  2001              Inc. (Dec.)
                                                                   --------              --------              ----------
NET REVENUES
  Commissions                                                      $  1,122              $  1,204                    (6.8)%
  Principal transactions                                                377                   739                   (49.0)
  Investment banking
    Underwriting                                                        332                   563                   (41.0)
    Strategic advisory                                                  163                   294                   (44.6)
  Asset management and portfolio service fees                         1,217                 1,337                    (9.0)
  Other                                                                 165                   129                    27.9
                                                                   --------              --------
     Subtotal                                                         3,376                 4,266                   (20.9)
                                                                   --------              --------

  Interest and dividend revenues                                      3,484                 4,663                   (25.3)
  Less interest expense                                               2,498                 3,784                   (34.0)
                                                                   --------              --------
     Net interest profit                                                986                   879                    12.2
                                                                   --------              --------

  TOTAL NET REVENUES                                                  4,362                 5,145                   (15.2)
                                                                   --------              --------

NON-INTEREST EXPENSES
  Compensation and benefits                                           2,228                 2,757                   (19.2)
  Communications and technology                                         421                   529                   (20.4)
  Occupancy and related depreciation                                    218                   280                   (22.1)
  Brokerage, clearing, and exchange fees                                182                   219                   (16.9)
  Advertising and market development                                    125                   165                   (24.2)
  Professional fees                                                     135                   115                    17.4
  Office supplies and postage                                            62                    78                   (20.5)
  Goodwill amortization                                                   -                    53                  (100.0)
  Other                                                                 128                   175                   (26.9)
  Recoveries/expenses related to September 11                          (191)                   88                     N/M
                                                                   --------              --------
  TOTAL NON-INTEREST EXPENSES                                         3,308                 4,459                   (25.8)
                                                                   --------              --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,054                   686                    53.6

Income tax expense                                                      313                   216                    44.9

Dividends on preferred securities issued by subsidiaries                 48                    48                       -
                                                                   --------              --------

NET EARNINGS                                                       $    693              $    422                    64.2
                                                                   ========              ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                     $    683              $    412                    65.8
                                                                   ========              ========

EARNINGS PER COMMON SHARE
    Basic                                                          $   0.79              $   0.49
                                                                   ========              ========
    Diluted                                                        $   0.73              $   0.44
                                                                   ========              ========

DIVIDEND PAID PER COMMON SHARE                                     $   0.16              $   0.16
                                                                   ========              ========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             864.6                 845.8
                                                                   ========              ========
    Diluted                                                           934.5                 934.5
                                                                   ========              ========

-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                   ------------------------------
                                                                   Sept. 27,             Sept. 28,               Percent
(in millions, except per share amounts)                                2002                  2001              Inc. (Dec.)
                                                                   --------              --------              ----------
NET REVENUES
  Commissions                                                      $  3,555             $   4,071                   (12.7)%
  Principal transactions                                              1,982                 3,344                   (40.7)
  Investment banking
    Underwriting                                                      1,321                 1,900                   (30.5)
    Strategic advisory                                                  540                   891                   (39.4)
  Asset management and portfolio service fees                         3,808                 4,072                    (6.5)
  Other                                                                 603                   446                    35.2
                                                                   --------              --------
     Subtotal                                                        11,809                14,724                   (19.8)
                                                                   --------              --------

  Interest and dividend revenues                                      9,966                16,459                   (39.4)
  Less interest expense                                               7,372                14,055                   (47.5)
                                                                   --------              --------
     Net interest profit                                              2,594                 2,404                     7.9
                                                                   --------              --------

  TOTAL NET REVENUES                                                 14,403                17,128                   (15.9)
                                                                   --------              --------

NON-INTEREST EXPENSES
  Compensation and benefits                                           7,443                 8,978                   (17.1)
  Communications and technology                                       1,307                 1,695                   (22.9)
  Occupancy and related depreciation                                    684                   820                   (16.6)
  Brokerage, clearing, and exchange fees                                552                   697                   (20.8)
  Advertising and market development                                    426                   575                   (25.9)
  Professional fees                                                     397                   408                    (2.7)
  Office supplies and postage                                           196                   266                   (26.3)
  Goodwill amortization                                                   -                   156                  (100.0)
  Other                                                                 575                   556                     3.4
  Recoveries/expenses related to September 11                          (191)                   88                     N/M
                                                                   --------              --------
  TOTAL NON-INTEREST EXPENSES                                        11,389                14,239                   (20.0)
                                                                   --------              --------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         3,014                 2,889                     4.3

Income tax expense                                                      896                   906                    (1.1)

Dividends on preferred securities issued by subsidiaries                144                   146                    (1.4)
                                                                   --------              --------

NET EARNINGS                                                       $  1,974             $   1,837                     7.5
                                                                   ========              ========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                     $  1,945             $   1,808                     7.6
                                                                   ========              ========

EARNINGS PER COMMON SHARE
    Basic                                                          $   2.26             $    2.15
                                                                   ========              ========
    Diluted                                                        $   2.07             $    1.93
                                                                   ========              ========

DIVIDEND PAID PER COMMON SHARE                                     $   0.48             $    0.48
                                                                   ========              ========

AVERAGE SHARES USED IN COMPUTING
EARNINGS PER COMMON SHARE
    Basic                                                             860.4                 839.8
                                                                   ========              ========
    Diluted                                                           942.0                 938.8
                                                                   ========              ========

-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                      Sept. 27,             Dec. 28,
(dollars in millions)                                                                                     2002                 2001
-----------------------------------------------------------------------------------                   --------          -----------
ASSETS

CASH AND CASH EQUIVALENTS                                                                             $ 12,593             $ 11,070

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                               7,973                4,467

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                                   75,327               69,707
  Receivables under securities borrowed transactions                                                    52,262               54,930
                                                                                                      --------             --------
                                                                                                       127,589              124,637

INVESTMENT SECURITIES                                                                                   80,158               87,672

TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of
  $12,083 in 2002 and $12,084 in 2001)
  Contractual agreements                                                                                40,558               31,040
  Corporate debt and preferred stock                                                                    18,497               19,147
  Mortgages, mortgage-backed, and asset-backed                                                          13,827               11,526
  U.S. Government and agencies                                                                          12,080               12,999
  Equities and convertible debentures                                                                   11,415               18,487
  Non-U.S. governments and agencies                                                                     10,864                6,207
  Municipals and money markets                                                                           4,149                5,561
                                                                                                      --------             --------
                                                                                                       111,390              104,967

SECURITIES RECEIVED AS COLLATERAL                                                                        2,430                3,234
                                                                                                      --------             --------

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $62 in 2002 and $81 in 2001)                     36,694               39,856
  Brokers and dealers                                                                                    8,782                6,868
  Interest and other                                                                                     8,791                8,221
                                                                                                      --------             --------
                                                                                                        54,267               54,945
                                                                                                      --------             --------

LOANS, NOTES, AND MORTGAGES (net of allowances of $231 in 2002 and $201 in 2001)                        32,387               19,005

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $4,624 in 2002 and $4,910 in 2001)                                                                 3,040                2,873

GOODWILL (net of accumulated amortization of $964 in 2002 and $924 in 2001)                              4,321                4,071

OTHER ASSETS                                                                                             3,616                2,478
                                                                                                      --------             --------

TOTAL ASSETS                                                                                          $439,764             $419,419
                                                                                                      ========             ========




                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                  Sept. 27,             Dec. 28,
(dollars in millions, except per share amount)                                                        2002                 2001
-----------------------------------------------------------------------------------------------   --------             --------
LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                            $ 87,801              $74,903
  Payables under securities loaned transactions                                                      9,648               12,291
                                                                                                  --------             --------
                                                                                                    97,449               87,194
                                                                                                  --------             --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                     6,619                5,141

DEPOSITS                                                                                            80,825               85,819

TRADING LIABILITES, AT FAIR VALUE
  Contractual agreements                                                                            45,128               36,679
  U.S. Government and agencies                                                                      19,137               18,674
  Non-U.S. governments and agencies                                                                  9,307                5,857
  Equities and convertible debentures                                                                7,141                9,911
  Corporate debt, municipals and preferred stock                                                     7,584                4,796
                                                                                                  --------             --------
                                                                                                    88,297               75,917
                                                                                                  --------             --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                               2,430                3,234
                                                                                                  --------             --------

OTHER PAYABLES
  Customers                                                                                         29,127               28,704
  Brokers and dealers                                                                               12,245               11,932
  Interest and other                                                                                20,237               18,466
                                                                                                  --------             --------
                                                                                                    61,609               59,102
                                                                                                  --------             --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                3,633                3,737

LONG-TERM BORROWINGS                                                                                73,947               76,572
                                                                                                  --------             --------


TOTAL LIABILITES                                                                                   414,809              396,716
                                                                                                  --------             --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                          2,656                2,695
                                                                                                  --------             --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued, liquidation preference $10,000 per share)        425                  425
                                                                                                  --------             --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                 61                   62
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
    issued:  2002 - 978,667,234 shares; 2001 - 962,533,498 shares)                                   1,305                1,283
  Paid-in capital                                                                                    5,215                4,209
  Accumulated other comprehensive loss (net of tax)                                                   (431)                (368)
  Retained earnings                                                                                 17,681               16,150
                                                                                                  --------             --------
                                                                                                    23,831               21,336
Less:  Treasury stock, at cost:  2002 - 116,395,070 shares; 2001 - 119,059,651 shares                  994                  977
       Unamortized employee stock grants                                                               963                  776
                                                                                                  --------             --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                   21,874               19,583
                                                                                                  --------             --------

TOTAL STOCKHOLDERS' EQUITY                                                                          22,299               20,008
                                                                                                  --------             --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
AND STOCKHOLDERS' EQUITY                                                                          $439,764             $419,419
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



                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                              ------------------------------
(dollars in millions)                                                         Sept. 27,             Sept. 28,
                                                                                  2002                  2001
                                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  1,974              $  1,837
Noncash items included in earnings:
       Depreciation and amortization                                               491                   668
       Policyholder reserves                                                       127                   139
       Goodwill amortization                                                         -                   156
       Amortization of stock-based compensation                                    493                   544
       Deferred taxes                                                               29                  (427)
       Other                                                                       539                  (151)
Changes in operating assets and liabilities:
       Trading assets                                                           (8,400)               (7,599)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                            (3,506)                1,710
       Receivables under resale agreements                                      (5,608)              (13,768)
       Receivables under securities borrowed transactions                        2,668                (5,735)
       Customer receivables                                                      3,170                (5,022)
       Brokers and dealers receivables                                          (1,914)               14,853
       Trading liabilities                                                      12,380                 6,541
       Payables under repurchase agreements                                     12,898                11,368
       Payables under securities loaned transactions                            (2,643)               (8,253)
       Customer payables                                                           423                10,566
       Brokers and dealers payables                                                313                 4,083
       Other, net                                                                6,446                (3,335)
                                                                              --------              --------
            Cash provided by operating activities                               19,880                 8,175
                                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                              20,350                25,618
       Sales of available-for-sale securities                                   36,646                10,214
       Purchases of available-for-sale securities                              (52,619)              (59,005)
       Maturities of held-to-maturity securities                                   145                   511
       Purchases of held-to-maturity securities                                   (282)                 (517)
       Loans, notes, and mortgages                                             (11,770)               (1,021)
       Other investments and other assets                                       (1,725)                 (742)
       Equipment and facilities                                                   (658)                 (696)
                                                                              --------              --------
            Cash used for investing activities                                  (9,913)              (25,638)
                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                          1,478               (10,087)
       Deposits                                                                 (4,994)               16,019
       Issuance and resale of long-term borrowings                              18,313                28,359
       Settlement and repurchases of long-term borrowings                      (22,970)              (19,508)
       Issuance of common stock                                                    225                     -
       Issuance of treasury stock                                                    5                   463
       Other common stock transactions                                             (58)                 (354)
       Dividends                                                                  (443)                 (433)
                                                                              --------              --------
            Cash provided by (used for) financing activities                    (8,444)               14,459
                                                                              --------              --------
Increase/(decrease) in cash and cash equivalents                                 1,523                (3,004)
Cash and cash equivalents, beginning of year                                    11,070                23,205
                                                                              --------              --------
Cash and cash equivalents, end of period                                      $ 12,593              $ 20,201
                                                                              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                        $    631              $    545
          Interest                                                               7,535                14,671
------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 27, 2002


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

For a complete discussion of Merrill Lynch's accounting policies, refer to the Annual Report included as an exhibit to Form 10-K for the year ended December 28, 2001 ("2001 Annual Report").

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch") which are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. Investments in entities in which Merrill Lynch does not have control, but has the ability to exercise significant influence (generally defined as 20%-50% of voting interest) are accounted for under the equity method. Investments in which Merrill Lynch has neither control nor significant influence are accounted for under the cost method, except investments held by a regulated broker-dealer which are carried at fair value. See Other Investments in the 2001 Annual Report for the accounting policy on these securities. All material intercompany balances have been eliminated. The December 28, 2001 unaudited Condensed Consolidated Balance Sheet was derived from the audited financial statements. The interim Condensed Consolidated Financial Statements for the three - and nine -month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2001 Annual Report. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

Consolidation and Transactions Involving SPEs

Merrill Lynch enters into a number of different types of derivative transactions with Special Purpose Entities ("SPEs"), principally to facilitate client transactions but also to hedge, manage, and finance proprietary positions and risk. The most common types of derivatives entered into with SPEs that are used to facilitate client transactions can be broadly categorized as follows:

o In a typical securitization, Merrill Lynch may convert the return on a pool of assets held by an SPE (e.g., a pool of mortgages) from a fixed interest rate to a floating interest rate by entering into an interest rate swap with the SPE.

o Merrill Lynch may enter into a derivative transaction with an SPE in order to "repackage" a specific security for an investor and modify some aspect of the security to meet a client's stated objectives. This may include changing risk components relating to foreign exchange attributes of a security, interest rates, credit risk, and/or tenor of the instrument; or, in the case of convertible bonds, separating the bond into its debt and equity components.

o Merrill Lynch also provides liquidity facilities to investors in securities issued by certain SPEs which hold pools of municipal securities. Disclosure of these liquidity facilities is contained in
         Note 12, Commitments and Contingencies - Lending and Guarantees, in the 2001 Annual Report.


New Accounting Pronouncements

Subsequent to September 27, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, " Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor and credit cardholder intangible assets and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 are effective October 1, 2002. There was no impact to Merrill Lynch upon adoption of this Statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002. Prior year pre-tax amortization expense related to goodwill totaled $53 million and $156 million for the three-month and nine-month periods ended September 28, 2001.

During the second quarter of 2002, Merrill Lynch completed its review of goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting units to which goodwill relates exceeds the carrying value of such reporting units. Accordingly, no goodwill impairment loss was recognized. The $3.9 billion of goodwill related to the 1997 purchase of the Mercury Asset Management Group was tested at the Merrill Lynch Investment Managers ("MLIM") segment level since this business has been fully integrated into MLIM.

The following table presents a reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effects.

(dollars in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                      For the Three Months Ended             For the Nine Months Ended
                                                     ----------------------------           ---------------------------
                                                     Sept. 27,           Sept. 28,         Sept. 27,           Sept. 28,
                                                         2002                2001              2002                2001
                                                     --------            --------          --------            --------
      NET EARNINGS:
        Reported amount                                 $ 693               $ 422            $1,974              $1,837
        Goodwill amortization, net of taxes                 -                  36                 -                 105
                                                        -----               -----            ------              ------
        Adjusted                                        $ 693               $ 458            $1,974              $1,942
                                                        =====               =====            ======              ======
      BASIC EARNINGS PER SHARE:
        Reported amount                                 $0.79               $0.49            $ 2.26              $ 2.15
        Goodwill amortization                               -                0.04                 -                0.13
                                                        -----               -----            ------              ------
        Adjusted                                        $0.79               $0.53            $ 2.26              $ 2.28
                                                        =====               =====            ======              ======
      DILUTED EARNINGS PER SHARE:
        Reported amount                                 $0.73               $0.44            $ 2.07              $ 1.93
        Goodwill amortization                               -                0.04                 -                0.11
                                                        -----               -----            ------              ------
        Adjusted                                        $0.73               $0.48            $ 2.07              $ 2.04
                                                        =====               =====            ======              ======
-----------------------------------------------------------------------------------------------------------------------

Net earnings and earnings per share, excluding the impact of goodwill amortization, for the three years ended December 28, 2001 are as follows:

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                                                                   For the Twelve Months Ended
                                                                          --------------------------------------------
                                                                          Dec. 28,          Dec. 29,           Dec. 31,
                                                                             2001              2000               1999
                                                                          -------           -------            -------
      NET EARNINGS:
        Reported amount                                                     $ 573            $3,784             $2,693
        Goodwill amortization, net of taxes                                   139               145                151
                                                                            -----            ------             ------
        Adjusted                                                            $ 712            $3,929             $2,844
                                                                            =====            ======             ======

      BASIC EARNINGS PER SHARE:
        Reported amount                                                     $0.64            $ 4.69             $ 3.52
        Goodwill amortization                                                0.16              0.18               0.20
                                                                            -----            ------             ------
        Adjusted                                                            $0.80            $ 4.87             $ 3.72
                                                                            =====            ======             ======

      DILUTED EARNINGS PER SHARE:
        Reported amount                                                     $0.57            $ 4.11             $ 3.11
        Goodwill amortization                                                0.15              0.16               0.18
                                                                            -----            ------             ------
        Adjusted                                                            $0.72            $ 4.27             $ 3.29
                                                                            =====            ======             ======

----------------------------------------------------------------------------------------------------------------------

Derivatives

Merrill Lynch's policies relating to derivatives are discussed fully in the 2001 Annual Report. For the three- and nine-month periods ended September 27, 2002, net gains of $39 million and net losses of $212 million, respectively, related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet. For the three- and nine- month periods ended September 28, 2001, net losses of $137 million and net gains of $173 million, respectively, were recorded for these same derivatives. These amounts were substantially offset by net gains and losses on the hedged investments.

--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

September 11 - related Expenses

On September 11, 2001, terrorists attacked the World Trade Center complex, which subsequently collapsed and damaged surrounding buildings, some of which were occupied by Merrill Lynch. These events caused the temporary relocation of approximately 9,000 employees from Merrill Lynch's global headquarters in the North Tower of the World Financial Center, the South Tower of the World Financial Center and from offices at 222 Broadway to back-up facilities. Merrill Lynch maintains insurance for losses caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. During the third quarter of 2001 Merrill Lynch recorded September 11-related pre-tax expenses of $88 million, which were net of an insurance receivable of $50 million. For the full year of 2001, Merrill Lynch recorded pre-tax expenses of $131 million, which were net of a $100 million insurance reimbursement, and a receivable of $115 million.

The first quarter of 2002 included $85 million of September 11- related expenses, which were fully offset by an insurance reimbursement of $200 million, the remainder of which was recognized as a receivable in 2001.

In the third quarter of 2002, Merrill Lynch recorded a September 11-related net insurance recovery representing a partial reimbursement of $200 million, offset by September 11-related expenses of $9 million. A total of $125 million of the reimbursement was replacement and recovery costs for items previously recognized as expenses, with $75 million representing a partial business interruption settlement for lost profits.

In aggregate, Merrill Lynch has recognized $440 million of September 11-related expenses and received reimbursement for $500 million, of which $425 million was for replacement and recovery costs and $75 million was for business interruption. These expenses include the write-offs of depreciated fixed assets whereas the reimbursement is for actual replacement costs. Therefore, it is expected that the insurance reimbursements for damaged fixed assets will exceed the corresponding expense recognition. Merrill Lynch continues to pursue reimbursements for replacement and recovery costs as well as for business interruption losses.

New York Attorney General Settlement

On May 21, 2002, Merrill Lynch executed an agreement with the New York Attorney General ("NYAG") regarding alleged conflicts of interest between Merrill Lynch's Research and Investment Banking groups. As part of the agreement, the Attorney General terminated his investigation and Merrill Lynch agreed to implement changes to further insulate the Research Department from Investment Banking. In addition, in order to reach a resolution and settlement of the matter, Merrill Lynch has agreed to make a civil payment of $48 million to New York State and an additional $52 million to the other 49 states and to Puerto Rico and the District of Columbia. Both payments are contingent on acceptance of the agreement by the appropriate state agency in these states and in Puerto Rico and the District of Columbia. Merrill Lynch admitted to no wrongdoing or liability as part of this agreement.

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. These other charges primarily related to write-offs, which were recorded in 2001. In addition, a charge of approximately $135 million of deferred tax expense was recorded related to losses of the Private Client operations in Japan that are not expected to be utilized during the carryforward period.

Restructuring Charge

Restructuring charges related primarily to severance costs of $1.1 billion, facilities costs of $299 million, technology and fixed asset write-offs of $187 million and legal, technology and other costs of $178 million. Structural changes included workforce reductions of 6,205 through a combination of involuntary and voluntary separations across all business groups. At December 28, 2001, the majority of employee separations were completed or announced, and all had been identified. The $1.1 billion of severance costs included non-cash charges related to accelerated amortization for stock grants associated with employee separations totaling $135 million. Facilities-related costs included the closure or subletting of excess space, and the consolidation of Private Client offices in the United States, Europe, Asia Pacific and Japan. Management expects the remaining restructuring-related branch closings and employee separations to be completed in 2002. Any unused portion of the original restructuring reserve will be reversed. Substantially all of the cash payments related to real estate and severance will be funded by cash from operations. Asset write-offs primarily reflected the write-off of technology assets and furniture and equipment which resulted from management's decision to close Private Client branch offices. Utilization of the restructuring reserve and a rollforward of headcount and office consolidations at September 27, 2002 is as follows:


(dollars in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                         Utilized in      Utilized in           Balance
                                                     Initial Balance        2001           2002 (2)         Sept. 27, 2002
--------------------------------------------------------------------------------------------------------------------------
Category:
  Severance costs                                        $1,133              $(214)         $  (809)            $ 110
  Facilities costs                                          299                  -              (72)              227
  Technology and fixed asset write-offs                     187               (187)               -                 -
  Other Costs                                               178                  -              (67)              111
                                                         ------              -----          -------             -----
                                                         $1,797              $(401)         $  (948)            $ 448
                                                         ------              -----          -------             -----

Staff Reductions                                          6,205               (749)          (5,061)              395
Office Consolidations(1)                                    188                  -             (105)               83
--------------------------------------------------------------------------------------------------------------------------
(1) Office consolidation is considered complete when all payments have been made.
(2) The 2002 utilization includes changes in estimates which are attributable to differences in actual cost from initial estimates in implementing the original restructuring plan. As a result of changes in estimates during the third quarter of 2002, reserves of $2 million were reversed.

--------------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at September 27, 2002 and December 28, 2001 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                              Sept. 27,             Dec. 28,
                                                                  2002                 2001
                                                              --------              -------
INVESTMENT SECURITIES
   Available-for-sale                                         $ 70,816              $74,356
   Trading                                                       3,301                7,842
   Held-to-maturity                                                591                  434
   Non-qualifying: (1)
      Deferred compensation hedges (2)                           1,953                1,666
      Other (3)                                                  3,497                3,374
                                                              --------              -------
   Total                                                      $ 80,158              $87,672
                                                              ========              =======

--------------------------------------------------------------------------------------------
(1) Non-qualifying for SFAS No. 115 purposes.
(2) Represents investments economically hedging deferred compensation liabilities.
(3) Includes insurance policy loans and merchant banking investments.



--------------------------------------------------------------------------------
NOTE 4.  SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings at September 27, 2002 and December 28, 2001 are presented below:

(dollars in millions)
-----------------------------------------------------------------------------------------------------
                                                                        Sept. 27,             Dec. 28,
                                                                            2002                 2001
                                                                        --------              -------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS
   Commercial paper                                                     $  2,794              $ 2,950
   Other                                                                   3,825                2,191
                                                                        --------              -------
   Total                                                                $  6,619              $ 5,141
                                                                        ========              =======

DEPOSITS
   U.S.                                                                 $ 68,237              $73,555
   Non-U.S.                                                               12,588               12,264
                                                                        --------              -------
   Total                                                                $ 80,825              $85,819
                                                                        ========              =======
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: Global Markets and Investment Banking ("GMI"), the Private Client Group ("Private Client") and MLIM. Beginning in the first quarter of 2002, GMI's results include income generated by the investment portfolio of Merrill Lynch's U.S. banks, which was previously recorded in the Private Client segment. This change reflects a transfer in responsibility for this activity, which was made to better align functional and management responsibilities. In addition, MLIM's results include a share of the income generated from the assets under management in money market funds sold through Private Client. Previously, this income was recorded entirely in Private Client. The Private Client business will earn an appropriate portion of the total fees for selling the funds, while revenues and expenses associated with management of the funds are recorded in MLIM. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. Prior period amounts have been restated to conform to the current period presentation.

Included in both GMI's and Private Client's results for the third quarter 2002 is a September 11-related partial business interruption settlement for foregone pre-tax profits of $50 million and $25 million, respectively, which was recorded as a reduction of non-interest expenses. The corporate segment includes $116 million of net insurance recoveries, for a portion of the replacement and recovery costs, in the 2002 third quarter. The third quarter of 2001 included September 11-related pre-tax expenses of $88 million, which were net of an insurance receivable of $50 million. For information on each segment's business activities, see the portions of the 2001 Annual Report included as an exhibit to Form 10-K.

Operating results by business segment are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                             PRIVATE                     CORPORATE
Three Months Ended                                GMI         CLIENT           MLIM          ITEMS             TOTAL
September 27, 2002                           --------        -------         ------      ---------          --------

Non-interest revenues                        $  1,284        $ 1,757         $  363         $  (28) (1)     $  3,376
Net interest income(2)                            674            328              6            (22) (3)          986
                                             --------        -------         ------         ------          --------
Net revenues                                    1,958          2,085            369            (50)            4,362
Non-interest expenses                           1,385          1,771            299           (147) (4)        3,308
                                             --------        -------         ------         ------          --------
Pre-tax earnings                             $    573        $   314         $   70         $   97          $  1,054
                                             ========        =======         ======         ======          ========
Pre-tax earnings (loss) before
September 11-related items                   $    523        $   289         $   70         $  (19)         $    863
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $382,848        $50,073         $2,522         $4,321          $439,764
                                             ========        =======         ======         ======          ========

--------------------------------------------------------------------------------------------------------------------

                                                             PRIVATE                     CORPORATE
                                                  GMI         CLIENT           MLIM          ITEMS             TOTAL
                                             --------        -------         ------      ---------          --------
Three Months Ended
September 28, 2001

Non-interest revenues                        $  1,861        $ 1,981         $  472         $  (48) (1)     $  4,266
Net interest income(2)                            474            415              9            (19) (3)          879
                                             --------        -------         ------         ------          --------
Net revenues                                    2,335          2,396            481            (67)            5,145
Non-interest expenses                           1,778          2,196            389             96  (4)        4,459
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $    557        $   200         $   92         $ (163)         $    686
                                             ========        =======         ======         ======          ========
Pre-tax earnings (loss) before
September 11-related items                   $    557        $   200         $   92         $  (75)         $    774
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $385,140        $56,803         $2,451         $4,212          $448,606
                                             ========        =======         ======         ======          ========

--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs.
(4) In 2002, represents September 11 net insurance recovery of $116 million, elimination of intersegment expenses of $34 million offset by legal fees of
    $3 million. In 2001, represents net September 11 expenses of $88 million, goodwill amortization of $53 million, net of elimination of intersegment expenses of $45 million.

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                             PRIVATE                     CORPORATE
Nine Months Ended                                 GMI         CLIENT          MLIM           ITEMS             TOTAL
September 27, 2002                           --------        -------        ------       ---------          --------


Non-interest revenues                        $  5,078        $ 5,623        $1,218          $ (110) (1)     $ 11,809
Net interest income(2)                          1,613          1,027            17             (63) (3)        2,594
                                             --------        -------        ------          ------          --------
Net revenues                                    6,691          6,650         1,235            (173)           14,403
Non-interest expenses                           4,836          5,718           951            (116) (4)       11,389
                                             --------        -------        ------          ------          --------
Pre-tax earnings (loss)                      $  1,855        $   932        $  284          $  (57)         $  3,014
                                             ========        =======        ======          =======         ========
Pre-tax earnings (loss) before
  September 11-related items                 $  1,805        $   907        $  284          $ (173)         $  2,823
                                             ========        =======        ======          =======         ========


--------------------------------------------------------------------------------------------------------------------

                                                             PRIVATE                     CORPORATE
                                                  GMI         CLIENT          MLIM           ITEMS             TOTAL
                                             --------        -------        ------       ---------          --------
Nine Months Ended
September 28, 2001

Non-interest revenues                        $  7,059        $ 6,383        $1,483          $ (201) (1)     $ 14,724
Net interest income(2)                          1,285          1,160            19             (60) (3)        2,404
                                             --------        -------        ------          ------          --------
Net revenues                                    8,344          7,543         1,502            (261)           17,128
Non-interest expenses                           6,064          6,864         1,237              74  (4)       14,239
                                             --------        -------        ------          ------          --------
Pre-tax earnings (loss)                      $  2,280        $   679        $  265          $ (335)         $  2,889
                                             ========        =======        ======          ======          ========
Pre-tax earnings (loss) before
  September 11-related items                 $  2,280        $   679        $  265          $ (247)         $  2,977
                                             ========        =======        ======          ======          ========

--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs.
(4) In 2002, represents September 11 net insurance recovery of $116 million, elimination of intersegment expenses of $114 million, net of the provision for the payment to the NYAG and related costs of $114 million. In 2001, represents net September 11 expenses of $88 million, goodwill amortization of $156 million, net of elimination of intersegment expenses of $170 million.

--------------------------------------------------------------------------------
NOTE 6.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended               Nine Months Ended
                                                         ------------------------        ------------------------
                                                         Sept. 27,       Sept. 28,       Sept. 27,       Sept. 28,
                                                             2002            2001            2002            2001
                                                         --------        --------        --------        --------
Net earnings                                                 $693           $ 422          $1,974          $1,837
                                                             ----           -----          ------          ------
Other comprehensive income (loss), net of tax:
  Currency translation adjustment                              (5)            (36)            (29)            (47)
  Net unrealized loss on investment
   securities available-for-sale                              (50)           (202)            (14)           (209)
  Deferred gain (loss) on cash flow hedges                     (6)             56             (20)             95
                                                             ----           -----          ------          ------
  Total other comprehensive loss, net of tax                  (61)           (182)            (63)           (161)
                                                             ----           -----          ------          ------
Comprehensive income                                         $632           $ 240          $1,911          $1,676
                                                             ====           =====          ======          ======
-----------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 7.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                  Nine Months Ended
                                                                 ------------------------           ------------------------
                                                                 Sept. 27,       Sept. 28,          Sept. 27,       Sept. 28,
                                                                     2002            2001               2002            2001
                                                                 --------        --------           --------        --------
Net earnings                                                     $    693        $    422           $  1,974        $  1,837
Preferred stock dividends                                              10              10                 29              29
                                                                 --------        --------           --------        --------
Net earnings applicable to
  common stockholders                                            $    683        $    412           $  1,945        $  1,808
                                                                 ========        ========           ========        ========
----------------------------------------------------------------------------------------------------------------------------

(shares in thousands)
Weighted-average shares outstanding                               864,629         845,841            860,370         839,810
                                                                 --------        --------           --------        --------
Effect of dilutive instruments(1)(2):
   Employee stock options                                          21,917          46,547             33,038          56,995
   Financial Advisor Capital Accumulation Award Plan shares        23,083          26,947             24,080          27,435
   Restricted shares and units                                     24,787          15,090             24,433          14,449
   Employee Stock Purchase Plan shares                                 61              44                 80              64
                                                                 --------        --------           --------        --------
   Dilutive potential common shares                                69,848          88,628             81,631          98,943
                                                                 --------        --------           --------        --------
Total weighted-average diluted shares                             934,477         934,469            942,001         938,753
                                                                 ========        ========           ========        ========
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                  $   0.79        $   0.49           $   2.26        $   2.15
Diluted earnings per common share                                $   0.73        $   0.44           $   2.07        $   1.93
----------------------------------------------------------------------------------------------------------------------------
(1) During the 2002 and 2001 third quarter there were 179 million and 52 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2) See Note 14 to Consolidated Financial Statements in the 2001 Annual Report
    included as an exhibit to Form 10-K for a description of these instruments.

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

At September 27, 2002 and December 28, 2001, Merrill Lynch had the following commitments and guarantees with commitment expirations as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                    Expiration                            Total Commitments
                                       ---------------------------------------        -----------------------
                                          Less
                                          than        1-3        4-5    Over 5       Sept. 27,        Dec. 28,
                                        1 year      years      years     years           2002            2001
                                       -------     ------     ------    ------       --------         -------

Commitments to extend credit           $21,336     $3,563     $5,689    $4,127        $34,715 (1)     $17,521 (1)
Third-party guarantees                     120         91          6        44            261             316
SPE-related:
    Liquidity facilities                14,006          -          -         -         14,006          11,400
    Leasing-related                         81         91        333       504          1,009           1,247
-------------------------------------------------------------------------------------------------------------
(1) Approximately $17.6 billion and $5.4 billion at September 27, 2002 and
    December 28, 2001, respectively, relate to secured lending activities.

The commitments to extend credit are comprised of commercial paper back-up lines of credit, syndicated loans, mortgages, and other institutional and retail commitments to extend credit.

SPE-related commitments include liquidity facilities and default protection to investors in securities issued by SPEs which relate to collateralized lending and are substantially over-collateralized, therefore the fair value of these commitments approximates zero as of September 27, 2002. Merrill Lynch also provides guarantees to holders of notes issued by SPEs relating to the residual value of property and equipment lease assets held by the SPEs.

In the normal course of business, Merrill Lynch is named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified services institution. As of September 27, 2002, Merrill Lynch has been named as party in various legal actions, some of which involve claims for substantial amounts. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial position or cash flows of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results for any particular period. All settlements during the period have been paid out of operating cash flows. See Part II, Item 1. Legal Proceedings for additional information.

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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At September 27, 2002, MLPF&S's regulatory net capital of $3,149 million was approximately 21% of ADI, and its regulatory net capital in excess of the minimum required was $2,852 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. registered broker-dealer, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 27, 2002, MLI's financial resources were $4,841 million, exceeding the minimum requirement by $868 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 27, 2002, MLGSI's liquid capital of $1,841 million was 219% of its total market and credit risk, and liquid capital in excess of the minimum required was $834 million.


Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA"), and Merrill Lynch Bank & Trust Co. ("MLB&T") are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts for MLBUSA and MLB&T at September 27, 2002 and December 28, 2001.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier I leverage -- 5%, Tier I capital -- 6% and Total capital -- 10%:

(dollars in millions)
---------------------------------------------------------------------------------------
                                              Sept. 27, 2002            Dec. 28, 2001
                                           --------------------------------------------
                                           Actual                  Actual
                                            Ratio        Amount     Ratio        Amount
---------------------------------------------------------------------------------------

TIER I LEVERAGE
(TO AVERAGE ASSETS)
  MLBUSA                                     5.49%      $ 3,578      5.61%      $ 3,576
  MLB&T                                      5.71           844      6.90         1,047
TIER I CAPITAL
(TO RISK-WEIGHTED ASSETS)
  MLBUSA                                    11.65         3,578     14.30         3,576
  MLB&T                                     21.02           844     20.47         1,047
TOTAL CAPITAL
(TO RISK-WEIGHTED ASSETS)
  MLBUSA                                    12.70         3,898     15.44         3,860
  MLB&T                                     21.03           844     20.48         1,048
---------------------------------------------------------------------------------------

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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 27, 2002, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 27, 2002 and September 28, 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2002 and September 28, 2001. These financial statements are the responsibility of Merrill Lynch's management.

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



/s/ Deloitte & Touche LLP
New York, New York
November 8, 2002

  ------------------------------------------------------------------------------
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

  Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries and affiliates, "Merrill Lynch") is a holding company that, through its subsidiaries and affiliates, provides investment, financing, advisory, insurance, banking and related services worldwide. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable or uncontrollable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war, terrorism, changes in applicable laws and regulations, the competitive environment and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by the regulatory and legislative initiatives affecting the conduct of its business, including increased regulations and by the outcome of legal and regulatory proceedings, including those described in Part II, Item 1. Legal Proceedings. These conditions or events can significantly affect the volatility of the financial markets, as well as the volumes and revenues in businesses such as brokerage, trading, investment banking, and investment management.

  The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, competition from new entrants as well as established competitors using the Internet or other technology to establish or expand their businesses, and diminishing margins in many mature products and services. The Gramm-Leach-Bliley Act, passed in 1999, which repealed laws that separated commercial banking, investment banking and insurance activities, together with changes to the industry resulting from previous reforms, has increased the number of companies competing for a similar customer base. In addition, the regulatory reforms and initiatives currently being considered by the U.S. Congress, various Federal securities regulators and industry participants regarding the role of research in connection with providing financial services may affect how financial services companies interact with their customers and the cost structure for such services.

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

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Market conditions remained challenging during the third quarter for the industry as a whole. Most equity indices worldwide declined by double digit percentages from the end of the 2002 second quarter, and global merger and acquisition and securities origination volumes continued to be subdued amid market and issuer uncertainty.

Long-term U.S. interest rates, as measured by the yield on the 10-year U.S. Treasury bond, fell from 4.80% to 3.59% during the third quarter. Treasury bonds rallied again this quarter on weak economic data and a drop in stocks, capping one of the best-ever quarterly performances by the government securities market. The U.S. Federal Reserve Bank kept the federal funds rate and the discount rate unchanged during the third quarter. Credit spreads, which represent the risk premium over the risk-free rate paid by an issuer (based on the issuer's perceived creditworthiness) widened during the third quarter of 2002.

U.S. equity indices were down sharply during the third quarter of 2002. The Dow Jones Industrial Average finished down 18% for the third quarter and 14% from year-ago levels. The NASDAQ Composite Index declined 20% during the quarter and 22% from year-ago levels.

The Dow Jones World Index, excluding the United States, fell 19% in the third quarter of 2002 and 14% from the third quarter of last year. Markets across Europe tumbled during the quarter, hitting new five-year, and in some cases, six-year lows. The Dow Jones Stoxx Index, which measures 600 European blue-chip companies, dropped 23% during the quarter. In Japan, the Nikkei Stock Average Index ended the quarter down 12%. Although they continued to outperform most other countries, emerging markets suffered in the third quarter, erasing first-half gains and leaving them down 12% for the year.

According to Thomson Financial Securities Data, global debt and equity underwriting volume was down 13% in the quarter compared with the third quarter of 2001, which was negatively affected by the terrorist attacks of September 11. In the United States, underwriting fees fell 21% amid a falloff in more lucrative stock deals, such as Initial Public Offerings ("IPOs"). In total, equity and equity-linked securities issuance volume decreased 41% compared to the third quarter of 2001. With just seven IPOs by U.S. issuers, the 2002 third quarter had the lowest volume since the first quarter of 1980.

Falling stocks and economic uncertainty continued to adversely affect the merger and acquisition market in the 2002 third quarter. According to Thomson Financial Securities Data, the value of worldwide announced merger and acquisition deals fell 37% from the level in the third quarter of 2001. The value of announced merger and acquisition deals in the United States declined 42% from the third quarter of 2001.

During the 2002 third quarter, the Financial Services Forum, a CEO-led group of the industry's largest companies, of which Merrill Lynch is a member, announced that all of its publicly traded member companies will expense employee stock options. Merrill Lynch is still evaluating when this proposal will be adopted.

Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of the evolving conditions in the competitive environment, for alignment with its long-term strategic objectives. Maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended          For the Nine Months Ended
                                                   -----------------------------         -----------------------------
                                                   Sept. 27,            Sept. 28,        Sept. 27,            Sept. 28,
(dollars in millions, except per share amounts)        2002                 2001             2002                 2001
                                                   --------             --------         --------             --------

Net Revenues
      Commissions                                    $1,122               $1,204          $ 3,555              $ 4,071
      Principal transactions                            377                  739            1,982                3,344
      Investment banking
        Underwriting                                    332                  563            1,321                1,900
        Strategic advisory                              163                  294              540                  891
      Asset management and portfolio service fees     1,217                1,337            3,808                4,072
      Other                                             165                  129              603                  446
                                                     ------               ------          -------              -------
     Subtotal                                         3,376                4,266           11,809               14,724

  Interest and dividend revenues                      3,484                4,663            9,966               16,459
  Less interest expense                               2,498                3,784            7,372               14,055
                                                     ------               ------          -------              -------
     Net interest profit                                986                  879            2,594                2,404
                                                     ------               ------          -------              -------

Total Net Revenues                                    4,362                5,145           14,403               17,128
                                                     ------               ------          -------              -------
Non-interest expenses:
      Compensation and benefits                       2,228                2,757            7,443                8,978
      Communications and technology                     421                  529            1,307                1,695
      Occupancy and related depreciation                218                  280              684                  820
      Brokerage, clearing, and exchange fees            182                  219              552                  697
      Advertising and market development                125                  165              426                  575
      Professional fees                                 135                  115              397                  408
      Office supplies and postage                        62                   78              196                  266
      Goodwill amortization                               -                   53                -                  156
      Other                                             128                  175              575                  556
      Recoveries/expenses related to Sept.11           (191)                  88             (191)                  88
                                                     ------               ------          -------              -------
Total non-interest expenses                           3,308                4,459           11,389               14,239
                                                     ------               ------          -------              -------

Pre-tax earnings                                     $1,054               $  686          $ 3,014              $ 2,889
                                                     ======               ======          =======              =======
Net earnings                                         $  693               $  422          $ 1,974              $ 1,837
                                                     ======               ======          =======              =======
Earnings per common share:
    Basic                                            $ 0.79               $ 0.49          $  2.26              $  2.15
    Diluted                                            0.73                 0.44             2.07                 1.93
Annualized return on average common
   stockholders' equity                                12.7%                 8.0%            12.5%                12.2%
Pre-tax profit margin                                  24.2                 13.3             20.9                 16.9

----------------------------------------------------------------------------------------------------------------------
Compensation and benefits
      as a percentage of net revenues                  51.1%                53.6%            51.7%                52.4
Non-compensation expenses
      as a percentage of net revenues                  24.8                 33.1             27.4                 30.7
----------------------------------------------------------------------------------------------------------------------

Quarterly Results of Operations

Merrill Lynch's net earnings were $693 million for the 2002 third quarter, 64% higher than the $422 million reported in the third quarter of 2001. Earnings per common share were $0.79 basic and $0.73 diluted, compared with $0.49 basic and $0.44 diluted in the 2001 third quarter. Third quarter 2002 net earnings include $191 million ($114 million after-tax, or $0.12 per diluted share), attributable to a September 11-related net insurance recovery. Third quarter 2001 net earnings included $88 million ($53 million after-tax, or $0.06 per diluted share), of September 11-related expenses.

Net revenues were $4.4 billion, 15% lower than the 2001 third quarter. Details of significant changes in revenue line items are as follows:

o Commission revenues were $1.1 billion, 7% below the 2001 third quarter, due primarily to a global decline in client transaction volumes, particularly in listed equities and mutual funds.

o Principal transactions revenues decreased $362 million, or 49%, from the third quarter of 2001, to $377 million, due primarily to lower revenues from equities and equity derivatives, which were adversely impacted by reduced customer flows, the conversion of large size Nasdaq orders for institutional clients to a commission-based structure over the past year, and lower debt trading revenues.

o Net interest profit was $986 million, up $107 million, or 12%, from the 2001 third quarter due to a favorable yield curve environment and increased dividend and interest income associated with certain trading strategies, the impact of which was partially offset by a reduction in principal transactions revenues.

o Underwriting revenues were $332 million, 41% lower than the 2001 third quarter. Strategic advisory revenues declined 45% from the 2001 third quarter to $163 million. These decreases reflect the global decline in investment banking activity.

o Asset management and portfolio service fees were $1.2 billion, down 9% from the third quarter of 2001. This decrease is primarily the result of a market-driven decline in equity assets under management and a shift in asset mix.

o Other revenues were $165 million, up $36 million from the 2001 third quarter, resulting primarily from increased realized gains on the investment portfolios of Merrill Lynch's U.S. banks.

Compensation and benefits expenses were $2.2 billion, a decrease of $529 million, or 19%, from the 2001 third quarter. The decrease is due primarily to lower incentive compensation accruals, reduced staffing levels, and lower severance expenses. Compensation and benefits expenses were 51.1% of net revenues for the third quarter of 2002, compared to 53.6% in the 2001 third quarter.

Non-compensation expenses decreased 37% from the third quarter of 2001 to $1.1 billion. Excluding the impact of September 11-related items, non-compensation expenses were $1.3 billion, a decline of 21% from the 2001 third quarter. Details of the significant changes in non-compensation expenses follow:

o Communications and technology costs were $421 million, down 20% from the third quarter of 2001 due to lower technology equipment depreciation, communications costs, and systems consulting costs.

o Occupancy and related depreciation was $218 million in the third quarter of 2002, a decline of 22% from the year-ago period due primarily to lower rental expenses resulting from the fourth quarter 2001 restructuring initiatives.

o Brokerage, clearing, and exchange fees were $182 million, down 17% from the third quarter of 2001.

o Advertising and market development expenses were $125 million, down 24% from the third quarter of 2001 due primarily to reduced spending on travel and advertising.

o Professional fees increased 17% from the third quarter of 2001 to $135 million, due principally to increased legal fees.

o Office supplies and postage decreased 21% from the third quarter of 2001 to $62 million due to lower levels of business activity, and efficiency initiatives.

o In accordance with SFAS No. 142, goodwill amortization, which totaled $53 million in the 2001 third quarter, is no longer being recorded. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.

o Other expenses, excluding the September 11-related items, were $128 million, down 27% due to lower provisions for various business matters, including litigation.

o In the third quarter of 2002, Merrill Lynch recorded a September 11-related net insurance recovery representing a partial pre-tax reimbursement of $200 million, offset by September 11-related expenses of $9 million. The reimbursement is for a portion of the replacement and recovery costs, and a partial business interruption settlement for foregone profits. The third quarter of 2001 included September 11-related pre-tax expenses of $88 million, which were net of an insurance receivable of $50 million.

Year-to-date Results of Operations

For the first nine months of 2002, net earnings were $2.0 billion, compared to $1.8 billion for the corresponding period in 2001. Excluding the impact of September 11-related items, net earnings decreased 2% from the year-ago period, to $1.9 billion. Net revenues were $14.4 billion, down 16% from the first nine months of 2001. The impact of the decline in net revenues on year-to date earnings was limited by a $2.9 billion, or 20%, reduction in non-interest expenses ($2.6 billion, or 18%, excluding September 11-related items). Decreases were experienced in all expense categories, reflecting actions taken to align Merrill Lynch's capacity with the current business environment and opportunities for future growth, including the fourth quarter 2001 restructuring. Year-to-date earnings per common share were $2.26 basic and $2.07 diluted ($2.13 and $1.95, respectively, excluding September 11-related items), compared with $2.15 basic and $1.93 diluted in the first nine months of 2001 ($2.21 and $1.99, respectively, excluding September 11-related items). The pre-tax margin for the nine months of 2002 was 20.9%, up from 16.9% in the year-ago period (19.6% and 17.4%, respectively, excluding September 11-related items). Annualized return on average common stockholder's equity was 12.5% for the first nine months of 2002 compared to 12.2% for the comparable period in 2001.

Merrill Lynch's year-to-date effective tax rate was 29.7%, unchanged from the first six months of 2002, and down from the full year 2001 rate of 44.2%. The 2001 rate reflected non-deductible losses associated with the refocusing of the Japan Private Client business, which were included in the restructuring charge, including a write-off of previously recognized deferred tax assets of approximately $135 million. The full year 2001 rate, excluding the impact of the restructuring charge and September 11-related items, was 30.4%.

Merrill Lynch is not optimistic that the environment in the fourth quarter will lead to an improvement in revenues, and remains cautious in its near-term outlook. In addition, the financial services industry continues to experience higher financing premiums than previously, which, if sustained, could adversely impact profitability.

Restructuring and other charges

In the fourth quarter of 2001, Merrill Lynch recorded a pre-tax charge of $2.2 billion ($1.7 billion after-tax) related to the resizing of selected businesses and other structural changes. This charge was recorded as Restructuring and other charges on the Condensed Consolidated Statements of Earnings. The charge was the result of a detailed review of all businesses, with a focus on improving profit margins and aligning capacity with the current business environment and opportunities for future growth. These actions were expected to result in pre-tax annual expense savings of approximately $1.4 billion. Merrill Lynch has achieved these annual savings in the first nine months of 2002. Opportunities exist to reduce non-compensation expenses further, although much of the savings realized going forward will be reinvested into priority growth initiatives, including foreign exchange, securities services, and secondary equities for GMI, small business lending and banking services for the Private Client business in the United States, as well as the institutional business in the United States and third party distribution in Europe for Merrill Lynch Investment Managers. For further information regarding the details of restructuring and other charges, see Note 2 to the Condensed Consolidated Financial Statements.


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

Certain MLIM and GMI products are distributed through Private Client distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these intersegment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported at the corporate level. Business segment results are restated to reflect reallocations of revenues and expenses which result from changes in Merrill Lynch's business strategy and structure. Included in both GMI's and Private Client's results is a September 11-related partial business interruption settlement for foregone pre-tax profits of $50 million and $25 million, respectively, which was recorded as a reduction of non-interest expenses.

--------------------------------------------------------------------------------
GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

GMI'S RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                     For the Three Months Ended             For the Nine Months Ended
                                    ---------------------------------     --------------------------------
                                    Sept. 27,    Sept. 28,     % Inc.     Sept. 27,    Sept. 28,    % Inc.
(dollars in millions)                   2002         2001       (Dec.)        2002         2001      (Dec.)
----------------------------------------------------------------------------------------------------------

Commissions                           $  514       $  493          4        $1,578       $1,646         (4)
Principal transactions and
    net interest profit                  874          956         (9)        2,927        3,744        (22)
Investment banking                       431          768        (44)        1,669        2,501        (33)
Other revenues                           139          118         18           517          453         14
                                      ------       ------                   ------       ------
    Total net revenues                 1,958        2,335        (16)        6,691        8,344        (20)
                                      ------       ------                   ------       ------
Non-interest expenses                  1,435        1,778        (19)        4,886        6,064        (19)

Pre-tax earnings, before              ------       ------                   ------       ------
    September 11 recovery                523          557         (6)        1,805        2,280        (21)
September 11 recovery                     50            -        N/M            50            -        N/M
                                      ------       ------                   ------       ------
Pre-tax earnings                      $  573       $  557          3        $1,855       $2,280        (19)
                                      ======       ======                   ======       ======
Pre-tax profit margin (1)               29.3%        23.9%                    27.7%        27.3%
----------------------------------------------------------------------------------------------------------
(1) Pre-tax profit margin before the September 11 recovery was 26.7% and 27.0%
    for the three- and nine- month periods ended September 27, 2002, respectively.

Against the backdrop of challenging market conditions, GMI's performance was driven primarily by the debt markets business, which had its strongest-ever first nine months earnings. For the 2002 third quarter, the debt markets business had particularly strong results in the trading of interest rate products, especially in derivatives and U.S. governments. These results were partially offset by lower investment banking revenues driven by lower levels of activity in mergers and acquisitions and equity origination, as well as by reduced revenues from cash equity and equity-linked trading. GMI's results also reflect continued discipline in reducing expenses and achieving efficiency and productivity improvements.

GMI's third quarter 2002 pre-tax earnings were $573 million. Excluding the September 11 recovery, GMI's pre-tax earnings were $523 million, 6% below the 2001 third quarter, on net revenues that were 16% lower, at $2.0 billion. GMI's pre-tax margin excluding the recovery was 26.7%, almost three percentage points above the year-ago quarter. This improvement is due in part to a 19% reduction in non-interest expenses, excluding the recovery, from the 2001 third quarter.

GMI's year-to-date pre-tax earnings were $1.9 billion. Excluding the September 11 recovery, GMI's pre-tax earnings were $1.8 billion, 21% lower than the 2001 first nine months. Year-to-date net revenues were $6.7 billion, a decline of 20% from the year-ago period. GMI's year-to-date pre-tax margin excluding the recovery was 27.0%, compared with 27.3% in the same period last year.

CLIENT FACILITATION AND TRADING
Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments, options and commodities. In addition, in late 2001, Merrill Lynch instituted a program for providing enhanced brokerage services to its customers with large size Nasdaq orders in exchange for an agreed-upon per share commission in lieu of the traditional spread. Nearly all Nasdaq institutional client trades are now done on an agency, rather than a principal, basis.

Commissions revenues increased 4% to $514 million in the third quarter of 2002, compared to the year-ago quarter as a result of increased commissions in U.S. over-the-counter securities, resulting primarily from the change from a spread basis to a commission basis for large size Nasdaq orders. Year-to-date commissions revenues decreased by 4% to $1.6 billion as compared to the first nine months of 2001 as a result of a global decline in equity trading volumes and prices.

Principal transactions and net interest profit

------------------------------------------------------------------------------------------------------------------
                                      For the Three Months Ended                   For the Nine Months Ended
                                    -----------------------------------          ----------------------------------
                                    Sept. 27,      Sept. 28,     % Inc.          Sept. 27,      Sept. 28,    % Inc.
(dollars in millions)                   2002           2001       (Dec.)             2002           2001      (Dec.)
------------------------------------------------------------------------------------------------------------------

Debt and debt derivatives              $ 785          $ 679         16            $ 2,401        $ 2,320         3
Equities and equity derivatives           89            277        (68)               526          1,424       (63)
                                       -----          -----                       -------        -------
Total                                  $ 874          $ 956         (9)           $ 2,927        $ 3,744       (22)
------------------------------------------------------------------------------------------------------------------


Principal transactions revenues include realized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal, and unrealized gains and losses on trading assets and liabilities. In addition, principal transactions revenues include unrealized gains related to equity investments held by Merrill Lynch's broker-dealers, as well as unrealized gains and losses on those marketable investment securities held by Merrill Lynch's U.S. banks, which are classified as trading securities.

Net interest profit is a function of the level and mix of total assets and liabilities, including trading assets owned, financing and lending transactions, trading strategies associated with GMI's institutional securities business, and the prevailing level, term structure, and volatility of interest rates. Net interest profit is an integral component of trading activity. Beginning in the first quarter of 2002, GMI's net interest profit included income generated by the investment portfolio of Merrill Lynch's U.S. banks which was previously recorded in the Private Client segment. This change follows a transfer in responsibility for this activity, which was made to better align functional and management responsibilities. The prior year segment results have been restated to reflect this change.

In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net trading revenues were $874 million in the third quarter of 2002, down 9% from $1.0 billion in the third quarter of 2001. Debt and debt derivatives net trading revenues were $785 million, up 16% from the third quarter of 2001, reflecting increased trading of interest rate and other products due to a favorable yield curve environment and proprietary positioning. Equities and equity derivatives net trading revenues decreased 68% from the third quarter of 2001 to $89 million, primarily due to reduced customer flows and the conversion of the Nasdaq business to a commission-based structure over the past year.

On a year-to-date basis, net trading revenues were down 22% compared to the first nine months of 2001, due to the significant decrease in equity and equity derivatives revenues. Debt trading revenues were up slightly over the prior year period. The 2002 second quarter results included $70 million related to the sale of certain energy trading assets in 2001, which was largely offset by write-downs of credit positions, principally in the telecommunications sector. The 2001 first quarter results included the gain on the sale of certain energy-trading assets.

--------------------------------------------------------------------------------
Investment Banking
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                               For the Three Months Ended                        For the Nine Months Ended
                               --------------------------                        -------------------------
                               Sept. 27,        Sept. 28,                        Sept. 27,       Sept. 28,
(dollars in millions)              2002             2001      % (Dec.)               2002            2001       % (Dec.)
-------------------------------------------------------------------------------------------------------------------------

Debt underwriting                 $ 186            $ 197          (6)              $  555          $  679            (18)
Equity underwriting                  82              277         (70)                 574             931            (38)
                                  -----            -----                           ------           -----
  Total underwriting                268              474         (43)               1,129           1,610            (30)
Strategic advisory services         163              294         (45)                 540             891            (39)
                                  -----            -----                           ------          ------
Total                             $ 431            $ 768         (44)              $1,669          $2,501            (33)
-------------------------------------------------------------------------------------------------------------------------

Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the 2002 third quarter were $268 million, down 43% from the $474 million recorded in the third quarter of 2001. This decrease is the result of sharply lower equity underwriting revenues, which declined 70% to $82 million, and lower debt underwriting revenues, which declined 6% from the third quarter of 2001, to $186 million. These decreases resulted from a lower market share and a reduced volume of transactions. Merrill Lynch ranked sixth in global debt and fifth in global equity and equity-linked underwriting in the third quarter of 2002 with a 7.4% and 6.9% market share, respectively. Merrill Lynch's debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals; however debt transactions are highly competitive and not all transactions are profitable.

Merrill Lynch was the lead manager of a syndicate underwriting the issuance of securities of Chartered Semiconductor Manufacturing through a rights offering to existing stockholders. Subsequent to quarter-end, the stock price was below the rights conversion price of Singapore $1.00 and the offering closed. Syndicate members adhered to a contingent commitment to purchase a substantial portion of the offering and Merrill Lynch met its requirement to purchase
275.2 million unsold securities per the underwriting and syndication arrangements and expects to maintain a position in this security and to continue utilizing hedging techniques.

Year-to-date underwriting revenues decreased 30% to $1.1 billion from $1.6 billion in the first nine months of 2001, due to decreases in both debt and equity underwriting revenues. Merrill Lynch's underwriting market share information based on transaction value follows:

---------------------------------------------------------------------------------------------------------------
                                                                For the Three Months Ended
                                                ---------------------------------------------------------------
                                                      September 2002                      September 2001
                                                --------------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
---------------------------------------------------------------------------------------------------------------
GLOBAL PROCEEDS
      Debt and equity                                 7.4  %             6               10.8  %             2
      Debt                                            7.4                6                9.9                2
      Equity and equity-linked                        6.9                5               21.5                1
U.S. PROCEEDS
      Debt and equity                                 8.4  %             4               11.8  %             2
      Debt                                            8.5                5               11.0                2
      Equity and equity-linked                        7.9                6               27.2                1
---------------------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

---------------------------------------------------------------------------------------------------------------
                                                                For the Nine Months Ended
                                                ---------------------------------------------------------------
                                                      September 2002                      September 2001
                                                --------------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
---------------------------------------------------------------------------------------------------------------
GLOBAL PROCEEDS
      Debt and equity                                 8.5  %             2               11.6  %             1
      Debt                                            8.3                2               11.3                1
      Equity and equity-linked                       11.2                3               14.5                1
U.S. PROCEEDS
      Debt and equity                                10.2  %             2               13.8  %             1
      Debt                                            9.8                2               13.3                1
      Equity and equity-linked                       16.4                3               19.8                1
---------------------------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $163 million in the third quarter of 2002, down 45% from the third quarter of 2001. Year-to-date strategic advisory services revenues decreased 39% from the first nine months of 2001, to $540 million as weak market conditions continue to have a negative impact on global merger and acquisition activity. Merrill Lynch's merger and acquisition market share information based on transaction value is as follows:


---------------------------------------------------------------------------------------------------------------
                                                                For the Three Months Ended
                                                ---------------------------------------------------------------
                                                      September 2002                      September 2001
                                                --------------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
---------------------------------------------------------------------------------------------------------------
COMPLETED TRANSACTIONS
      Global                                         25.4  %             3               25.6  %             3
      U.S.                                           42.5                2               16.5                5

ANNOUNCED TRANSACTIONS
      Global                                         13.2  %             5               36.7  %             3
      U.S.                                           15.4                5               52.6                2
---------------------------------------------------------------------------------------------------------------
Source:  Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.


---------------------------------------------------------------------------------------------------------------
                                                                For the Nine Months Ended
                                                ---------------------------------------------------------------
                                                      September 2002                      September 2001
                                                --------------------------             -----------------------
                                                   Market                              Market
                                                    Share             Rank              Share             Rank
---------------------------------------------------------------------------------------------------------------
COMPLETED TRANSACTIONS
      Global                                         22.7  %             3               29.5  %             2
      U.S.                                           26.5                4               37.8                2

ANNOUNCED TRANSACTIONS
      Global                                         13.8  %             7               26.3  %             3
      U.S.                                           11.9                9               33.1                4
---------------------------------------------------------------------------------------------------------------
Source:  Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
Other revenues, which include realized investment gains and losses and distributions on equity investments, increased $21 million in the third quarter of 2002 from the year-ago quarter, to $139 million. Other revenues in the third quarter of 2002 reflect increased realized gains on the investment portfolios of Merrill Lynch's U.S. banks. Year-to-date, other revenues increased 14% to $517 million, and reflect the realized gains on the investment portfolios of the U.S. banks, as well as a $45 million pre-tax gain on the sale of the Securities Pricing Services business recorded in the first quarter of 2002.

--------------------------------------------------------------------------------
PRIVATE CLIENT GROUP
--------------------------------------------------------------------------------

PRIVATE CLIENT'S RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
                                           For the Three Months Ended                 For the Nine Months Ended
                                           --------------------------                 -------------------------
                                           Sept. 27,     Sept. 28,     % Inc.         Sept. 27,      Sept. 28,   % Inc.
(dollars in millions)                          2002          2001       (Dec.)            2002           2001     (Dec.)
-----------------------------------------------------------------------------------------------------------------------

Commissions                                  $  578        $  679         (15)          $1,885         $2,344       (20)
Principal transactions and
     new issue revenues                         244           344         (29)             872          1,160       (25)
Asset management and
     portfolio service fees                     875           928          (6)           2,719          2,792        (3)
Net interest profit                             328           415         (21)           1,027          1,160       (11)
Other revenues                                   60            30         100              147             87        69
                                             ------        ------                       ------         ------
     Total net revenues                       2,085         2,396         (13)           6,650          7,543       (12)
                                             ------        ------                       ------         ------
Non-interest expenses                         1,796         2,196         (18)           5,743          6,864       (16)
                                             ------        ------                       ------         ------
Pre-tax earnings, before
     September 11 recovery                      289           200          45              907            679        34
September 11 recovery                            25             -         N/M               25              -       N/M
                                             ------        ------                       ------         ------
Pre-tax earnings                             $  314        $  200          57           $  932         $  679        37
                                             ======        ======                       ======         ======
Pre-tax profit margin (1)                      15.1  %        8.3 %                       14.0  %         9.0 %
-----------------------------------------------------------------------------------------------------------------------
(1) Pre-tax  profit  margin before the September 11 recovery was 13.9% and 13.6%
    for the three- and nine- month periods ended September 27, 2002, respectively.

Private Client's third quarter 2002 pre-tax earnings were $314 million. Excluding the September 11 recovery, Private Client's pre-tax earnings were $289 million, 45% higher than the 2001 third quarter, on net revenues that were down 13%, at $2.1 billion. Private Client's pre-tax margin excluding the recovery was 13.9%, compared with 8.3% in the year-ago quarter. These results reflect significantly improved performance both inside and outside the United States, driven in part by continued discipline in reducing costs and the impact of the 2001 restructuring. Private Client's business in the United States generated a pre-tax margin of 16.0% in the third quarter of 2002 excluding the recovery; an increase of more than four percentage points from the same period last year. This improvement was partially attributable to continued expense reductions. Also contributing to the improvement was a higher proportion of fee-based and recurring revenues, and the growth of the mortgage business.

Private Client's year-to-date net revenues were $6.7 billion, down 12% from the corresponding period of 2001. Pre-tax earnings were $932 million. Excluding the recovery, pre-tax earnings were $907 million, 34% higher than the first nine months of 2001. Private Client's year-to-date pre-tax margin excluding the recovery was 13.6%, compared with 9.0% for the same period last year.

Private Client employed approximately 14,600 Financial Advisors at the end of the 2002 third quarter, down from 16,400 at the end of 2001. The decline is primarily the result of staffing reductions associated with the re-focusing of the Private Client business outside the United States, as well as attrition combined with reduced hiring inside the United States.

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 15% to $578 million in the third quarter of 2002 from $679 million in the third quarter of 2001. Commissions revenues for the first nine months of 2002 were $1.9 billion, 20% lower than the first nine months of 2001. These decreases were primarily due to a global decline in client transaction volumes, particularly in equity securities and mutual funds. Commissions are also negatively affected by the ongoing transition of Private Client assets to asset-priced accounts.

Principal transactions and new issue revenues
Private Client's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities as well as selling concessions on underwriting of debt and equity products. Private Client does not take any significant principal trading risk positions.

Principal transactions and new issue revenues declined 29% to $244 million in the 2002 third quarter from the year-ago quarter, as trading and new issue volume declined in a less favorable market environment. Year-to-date revenues similarly decreased from $1.2 billion in 2001 to $872 million in 2002.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R). Also included are servicing fees related to these accounts, as well as account and other fees.

Asset management and portfolio service fees totaled $875 million, down 6% from the $928 million recorded in the third quarter of 2001. On a year-to-date basis, asset management and portfolio service fees totaled $2.7 billion, down 3% from the year-ago period. These results reflect market-driven declines in asset levels.

An analysis of changes in assets in Private Client accounts from September 28, 2001 to September 27, 2002 is detailed below:

----------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                                    ---------------------------------------
                                          Sept. 28,          New         Asset              Sept. 27,
(dollars in billions)                         2001         Money  Depreciation     Other(1)     2002
------------------------------------------------------------------------------------------------------

Assets in Private Client accounts:
U.S.                                       $ 1,171         $ 22        $ (171)       $ (3)   $ 1,019
Non-U.S.                                       127            1            (6)        (35)        87
                                           ---------------------------------------------------------
Total                                      $ 1,298         $ 23        $ (177)       $(38)   $ 1,106
----------------------------------------------------------------------------------------------------
(1) Represents business divestitures.

Total assets in Private Client accounts in the United States declined 13% from the end of the 2001 third quarter, to $1.0 trillion at September 27, 2002 as a result of market-driven declines in asset values, partially offset by net new money inflows of $22 billion. Outside the United States, client assets were $87 billion, down from $127 billion at the end of the year-ago quarter, largely due to the sale of the Canadian Private Client business and market-driven declines. Net new money inflows into Private Client accounts outside the United States, excluding the impact of sold or discontinued businesses, totaled $1 billion over this period. Total assets in asset-priced accounts were $176 billion at the end of the 2002 third quarter, a decrease of 4% from the year-ago period primarily due to market-driven declines.

Net interest profit
Net interest profit for Private Client includes Private Client's allocation of the interest spread earned in Merrill Lynch's banks for the origination of deposits as well as interest earned on margin and other loans. Prior to 2002, Private Client's net interest profit included all revenues and expenses associated with managing the investment portfolio of Merrill Lynch's U.S. banks. The revenues and expenses associated with managing this portfolio are now included in GMI's results. Prior year segment results have been restated for this change.

Net interest profit was $328 million in the 2002 third quarter, down 21% from $415 million in the third quarter of 2001. Net interest profit for the nine months of 2002 was $1.0 billion, 11% lower than in the comparable period in 2001. These decreases are primarily due to lower margin balances and a reduction in the related interest rates.

Other revenues
Other revenues, which is primarily comprised of realized and unrealized investment gains and losses on investments, totaled $60 million in the third quarter of 2002 as compared to $30 million in the year-ago period. Other revenues for the first nine months of 2002 increased to $147 million from $87 million for the same period in 2001. The increases for each of these periods reflect increased realized gains related to the sales of mortgages in Merrill Lynch's U.S. banks. Other revenues in the first quarter of 2002 also included a residual pre-tax gain of $39 million related to the sale of the Canadian Private Client business. Other revenues in the 2001 first quarter included a pre-tax gain of $30 million related to the sale of the mortgage servicing business.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM'S RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

                                   For the Three Months Ended                  For the Nine Months Ended
                                   --------------------------                  -------------------------
                                   Sept. 27,        Sept. 28,                  Sept. 27,         Sept. 28,   % Inc.
(dollars in millions)                  2002             2001     % (Dec.)          2002              2001    (Dec.)
------------------------------------------------------------------------------------------------------------------

Commissions                           $  42            $  60       (30)          $  147            $  195      (25)
Asset management fees                   339              401       (15)           1,071             1,255      (15)
Other revenues                          (12)              20      (160)              17                52      (67)
                                      -----            -----                     ------            ------
     Total net revenues                 369              481       (23)           1,235             1,502      (18)
Non-interest expenses                   299              389       (23)             951             1,237      (23)
                                      -----            -----                     ------            ------
Pre-tax earnings                      $  70            $  92       (24)          $  284            $  265        7
                                      =====            =====                      =====            ======
Pre-tax profit margin                  19.0%            19.1%                      23.0%             17.6%
------------------------------------------------------------------------------------------------------------------

Despite a challenging market environment characterized by declining equity valuations and a shift by investors out of equities into lower margin fixed income and cash products, MLIM increased profitability versus the first nine months of 2001 and maintained solid investment performance. Globally, more than 60% of MLIM's assets under management were ahead of their benchmark or category median for the 1-, 3- and 5-year periods ending September 2002.

MLIM's pre-tax earnings in the 2002 third quarter were $70 million, down 24% from $92 million in the 2001 third quarter. Net revenues decreased 23% from the year ago period to $369 million primarily reflecting a market-driven decline in equity assets under management. Net revenues are dependent on levels of assets under management, and accordingly, are susceptible to a decline in equity market valuations. The pre-tax margin was 19.0%, essentially unchanged from the year-ago quarter, as a result of actions taken over the past year to reduce expenses, including streamlining MLIM's investment platform and rationalizing its product offerings.

Year-to-date, MLIM's pre-tax earnings were $284 million, 7% higher than for the first nine months of 2001 on net revenues that were 18% lower at $1.2 billion, as expense reductions more than offset the decline in revenues. MLIM's year-to-date pre-tax margin was 23.0%, compared with 17.6% for the same period last year.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 30% to $42 million in the 2002 third quarter from the year-ago quarter. Year-to-date commissions similarly decreased 25%, to $147 million.

Asset management fees
Asset management fees primarily consist of revenues earned from the management and administration of funds as well as performance fees earned by MLIM on separately managed accounts. Asset management fees were $339 million, a decline of 15% from the third quarter of 2001 due to a decrease in management fees, which are dependent on net asset values. On a year-to-date basis, asset management fees also decreased 15% to $1.1 billion. These declines are the result of market-driven depreciation as well as a shift by investors out of equities into lower-margin fixed income and cash products. At the end of the third quarter of 2002, assets under management totaled $452 billion, compared with $507 billion at the end of the third quarter of 2001.

An analysis of changes in assets under management from September 28, 2001 to September 27, 2002 is as follows:

-------------------------------------------------------------------------------------------------------
                                                           Net Changes Due To
                                              --------------------------------------------
                                 Sept. 28,        New         Asset                            Sept. 27,
  (dollars in billions)             2001         Money     Depreciation      Other (1)           2002
-------------------------------------------------------------------------------------------------------

  Assets under management           $507         $(20)        $(42)             $7               $452
-------------------------------------------------------------------------------------------------------
(1)  Includes reinvested dividends of $5 billion, the impact of foreign exchange movements of $10 billion, net outflows of $(5) billion of retail money market funds which were transferred to bank deposits at Merrill Lynch's
     U.S. banks and other changes of $(3) billion, including outflows related to a business divestiture.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled ($12) million and $20 million for the third quarter of 2002 and 2001, respectively. The third quarter 2002 results reflect investment losses. Other revenues totaled $17 million for the first nine months of 2002, as compared to $52 million in the year-ago period. Other revenues in the 2002 first quarter included the $17 million pre-tax gain on the sale of the Canadian retail mutual fund business.

--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------


Management continually monitors and evaluates the level and composition of the balance sheet.

For the first nine months of 2002, average total assets were $443 billion, up 3% from $429 billion for the full-year 2001. Average total liabilities also increased 3% to $419 billion from $406 billion for the full-year 2001. Average total assets and liabilities for the first nine months of 2002 include the following changes as compared to the full-year 2001:

--------------------------------------------------------------------------------------------
                                                                 Increase/
(dollars in millions)                                            (Decrease)           Change
--------------------------------------------------------------------------------------------

AVERAGE ASSETS
     Receivables under securities borrowed transactions            $11,810                39 %
     Investment securities                                           7,590                11
     Loans, notes and mortgages (net)                                7,032                36
     Cash and cash equivalents                                      (6,732)              (31)
     Customer receivables                                           (6,177)              (14)

AVERAGE LIABILITIES
     Deposits                                                      $ 6,284                 8 %
     Payables under repurchase agreements                            5,813                 6
     Payables under securities loaned transactions                   2,408                31
     Commercial paper and other short-term borrowings               (5,215)              (53)
--------------------------------------------------------------------------------------------


The growth in average deposits in the first nine months of 2002 from the 2001 full-year average resulted from the mid-2000 modification of the cash sweep options for certain CMA(R) and other types of Merrill Lynch accounts to generally sweep cash into interest-bearing bank deposits at Merrill Lynch's U.S. banks, rather than MLIM-managed money market mutual funds. This increase in deposits was primarily used by the U.S. banks to make loans and purchase investment securities. Additionally, securities financing transactions rose due to increased matched-book activity. Merrill Lynch enters into matched-book transactions to accommodate clients, finance firm inventory positions, and obtain securities for settlement.

--------------------------------------------------------------------------------
CAPITAL ADEQUACY AND FUNDING
--------------------------------------------------------------------------------

The primary objectives of Merrill Lynch's capital structure and funding policies are to support the successful execution of the firm's business strategies while ensuring:
o sufficient equity capital to absorb losses and,
o liquidity at all times, across market cycles, and through periods of financial stress.

These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 28, 2001.

Capital Adequacy

At September 27, 2002, Merrill Lynch's equity capital was comprised of $21.9 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries consist primarily of Trust Originated Preferred SecuritiesSM ("TOPrS"SM). Management believes that Merrill Lynch's equity capital base of $25.0 billion is adequate.

Merrill Lynch's leverage ratios were as follows:

----------------------------------------------------------------------
                                                           Adjusted
                                               Leverage    Leverage
                                                  Ratio(1)    Ratio(2)
----------------------------------------------------------------------
PERIOD-END
September 27, 2002                                17.6x       12.4x
December 28, 2001                                 18.5x       12.8x

AVERAGE (3)
Nine months ended Sept. 27, 2002                  18.6x       12.8x
Year ended December 28, 2001                      18.8x       13.1x
---------------------------------------------------------------------

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

Funding

Commercial paper outstanding totaled $2.8 billion at September 27, 2002 and $3.0 billion at December 28, 2001, which was 3% and 4% of total unsecured borrowings at September 27, 2002 and year-end 2001, respectively. Deposits at Merrill Lynch's banking subsidiaries totaled $80.8 billion at September 27, 2002, down from $85.8 billion at year-end 2001. Of the $80.8 billion of deposits in Merrill Lynch banking subsidiaries as of September 27, 2002, $68.2 billion were in U.S. banks. Outstanding long-term borrowings decreased to $73.9 billion at September 27, 2002 from $76.6 billion at December 28, 2001. Major components of the change in long-term borrowings during the first nine months of 2002 are as follows:

----------------------------------------------
(dollars in billions)
----------------------------------------------
Balance at December 28, 2001            $76.6
Issuances                                18.3
Maturities                              (23.0)
Other, net                                2.0
                                     ---------
Balance at Sept. 27, 2002 (1)           $73.9
----------------------------------------------
(1) At September 27, 2002, $47.7 billion of long-term borrowings had maturity dates beyond one year.

In addition to equity capital sources, Merrill Lynch views long-term debt as a stable funding source for its balance sheet assets. As a further enhancement to liquidity, the firm maintains a portfolio of segregated U.S. Government and agency obligations, and asset-backed securities of high credit quality which had a carrying value, net of related hedges, of $12.4 billion at September 27, 2002, and $8.4 billion at December 28, 2001. These assets may be sold or pledged to provide immediate liquidity even during periods of adverse market conditions. Another source of liquidity is a committed, senior, unsecured bank credit facility, which at September 27, 2002 totaled $3.5 billion and was not drawn upon. The bank credit facility was renewed on May 9, 2002 for 364 days. At renewal, Merrill Lynch elected to reduce the amount of the bank credit facility from $5.0 billion while increasing the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity. Additionally, Merrill Lynch maintains access to significant uncommitted credit lines, both secured and unsecured, from a large group of banks.

Credit Ratings

The cost and availability of unsecured funding generally are dependent on credit ratings and market conditions. In addition to the general market conditions discussed in the Business Environment section, there may be conditions specific to the financial services industry or Merrill Lynch that impact the cost or availability of funding. Merrill Lynch's senior long-term debt, preferred stock, and TOPrSSM were rated by several recognized credit rating agencies at November 8, 2002 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, some of which are currently negative.

------------------------------------------------------------------------------------------------------------------
                                                             Senior
                                                              Debt            Preferred Stock           TOPrSSM
Rating Agency                                               Ratings               Ratings               Ratings
------------------------------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA (Low)               Not Rated             Not Rated
Fitch Ratings                                                 AA-                    A+                   A+
Moody's Investors Service, Inc.                               Aa3                    A2                   A1
Rating and Investment Information, Inc. (1)                   AA                     A+                   A+
Standard & Poor's Ratings Services                             A+                    A-                   A-
------------------------------------------------------------------------------------------------------------------
(1) Located in Japan.

On May 17, 2002, Fitch Ratings lowered its long-term debt ratings for ML & Co. (senior to "AA-" from "AA" and preferred stock and TOPrSSM to "A+" from "AA-"). The same day, Fitch also announced rating downgrades for several other securities firms. On October 17, 2002, Standard & Poor's lowered its long-term debt ratings for ML & Co. (senior to "A+" from "AA-" and preferred stock and TOPrSSM to "A-" from "A") and the short-term debt rating for ML & Co. (senior to "A-1" from "A-1+"). The same day, Standard & Poor's also announced ratings downgrades for several other securities firms.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at September 27, 2002 and December 28, 2001 as well as daily average VaR for the three months ended September 27, 2002. Additionally, high and low VaR for the third quarter of 2002 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------------
                                                                        Daily
                                             Sept. 27,    Dec. 28,    Average         High         Low
(dollars in millions)                          2002        2001          3Q02         3Q02        3Q02
------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 58        $ 45        $ 51         $ 71        $ 39
      Equity                                       38          37          36           46          26
      Commodity                                     -           1           -            -           -
      Currency                                      5           2           2            8           -
      Volatility                                   18          20          15           21           7
                                         -------------------------------------------------------------
                                                  119         105         104
      Diversification benefit                     (59)        (49)        (43)
                                         -------------------------------------
      Overall(2)                                 $ 60        $ 56        $ 61         $ 76        $ 49
                                         =====================================
------------------------------------------------------------------------------------------------------
(1) Based on a 95% confidence level and a weekly holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was
    $29 million at September 27, 2002 versus $21 million at year-end 2001.


The following table presents Merrill Lynch's VaR for its non-trading portfolios (excluding U.S. banks):

--------------------------------------------------------------------------
                                            Sept. 27,              Dec. 28,
(dollars in millions)                           2002                  2001
--------------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread           $ 34                  $ 20
      Equity                                      22                    28
      Currency                                     4                     7
      Volatility                                   7                     6
                                                ----                 -----
                                                  67                    61
      Diversification benefit                    (24)                  (26)
                                                ----                 -----
Overall                                         $ 43                  $ 35
                                                ====                 =====
--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a weekly holding period.

Non-trading VaR does not include risk related to Merrill Lynch's $4.7 billion of outstanding Liquid Yield Option TM Notes ("LYONs" (R)) since management expects that the LYONs(R) will be converted to common stock and will not be replaced by fixed income securities.

In addition to the amounts reported in the accompanying table, non-trading interest rate VaR associated with Merrill Lynch's TOPrSSM at September 27, 2002 and December 28, 2001 was $38 million and $33 million, respectively, based on a 95% confidence level and a weekly holding period. TOPrSSM, which are fixed-rate perpetual preferred securities, are considered a component of Merrill Lynch's equity capital and, therefore, the associated interest rate sensitivity is not hedged.

Since 2000, cash flows from client funds in certain CMA(R) and other types of accounts have been redirected from taxable money market funds to bank deposits at Merrill Lynch's U.S. banks. This increase in deposits was used to fund the growth in high credit quality investment securities. The overall VaR for the U.S. banks, based on a 95% confidence interval and a weekly holding period, was $81 million and $79 million at September 27, 2002 and December 28, 2001, respectively, which principally relates to interest rate and credit spread risk.

Credit Risk
Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent ("master netting agreements") with substantially all of its derivative counterparties as soon as practical. The agreements are negotiated with each counterparty and are complex in nature. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement, and as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Condensed Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure; however under bankruptcy laws in certain countries or in certain industries, master netting agreements are not permissible.

In addition, to reduce default risk, Merrill Lynch requires collateral, principally U.S. Government and agency securities, as well as cash, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $13.2 billion of collateral) of trading derivatives in a gain position by maturity at September 27, 2002. (Please note that the following table includes only credit exposure from derivative transactions and does not include other credit exposures, which may be material).

(dollars in millions)
-----------------------------------------------------------------------------------------

                               Years to Maturity                     Cross-
Credit            ----------------------------------------------   Maturity
Rating(1)              0-3       3+ - 5      5+ - 7       Over 7    Netting(2)      Total
-----------------------------------------------------------------------------------------
AAA                $ 5,140      $ 1,852     $ 1,152      $ 2,301    $  (694)      $ 9,751
AA                   2,744        2,817       1,197        3,712     (1,999)        8,471
A                    2,003        1,585       1,194        1,475     (1,522)        4,735
BBB                  1,610          774         343          555       (403)        2,879
Other                  964          342         179          200        (99)        1,586
                  -----------------------------------------------------------------------
Total             $ 12,461      $ 7,370     $ 4,065      $ 8,243    $(4,717)      $27,422
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

--------------------------------------------------------------------------------
NON-INVESTMENT GRADE HOLDINGS AND HIGHLY LEVERAGED TRANSACTIONS
--------------------------------------------------------------------------------

Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes that these risks are inherent in the business and may employ strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly-leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract either synthesizes ownership of the underlying security (e.g., long total return swaps) or can potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives' fair values. Merrill Lynch may seek to mitigate these risks in certain circumstances by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

---------------------------------------------------------------------------
                                                    Sept. 27,       Dec. 28,
(dollars in millions)                                   2002           2001
---------------------------------------------------------------------------

Trading assets:
   Cash instruments                                  $ 4,331        $ 4,597
   Derivatives                                         4,413          4,478
Trading liabilities - cash instruments                (1,529)        (1,535)
Collateral on derivative assets                       (2,827)        (2,934)
                                                     -------        -------
Net trading asset exposure                           $ 4,388        $ 4,606
---------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 27, 2002, the carrying value of such debt and equity securities totaled $136 million, of which 4% resulted from Merrill Lynch's market-making activities in such securities. This compared with $58 million at December 28, 2001, of which 18% related to market-making activities. Also included are distressed bank loans, acquired as part of Merrill Lynch's secondary market activities, totaling $290 million and $245 million at September 27, 2002 and December 28, 2001, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

---------------------------------------------------------------------------------------
                                                            Sept. 27,           Dec. 28,
(dollars in millions)                                           2002               2001
---------------------------------------------------------------------------------------
Investment securities                                         $  352             $  335
Loans (net of allowance for loan losses):
  Bridge loans                                                   136                130
  Other loans(1)                                               2,571              2,880
Other investments:
  Partnership interests (2)                                    1,862              1,594
  Other equity investments (3)                                   291                140
---------------------------------------------------------------------------------------
(1) Represents outstanding loans to 121 and 138 companies at September 27, 2002 and December 28, 2001, respectively.
(2) Includes $932 million and $761 million in investments at September 27, 2002 and December 28, 2001, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(3) Includes investments in 123 and 81 enterprises at September 27, 2002 and
    December 28, 2001, respectively.

During the third quarter of 2002, a lending syndicate, of which Merrill Lynch is a member, entered into a Memorandum of Understanding relating to one of Merrill Lynch's loan counterparties. Under this agreement, the existing loan would be exchanged for a perpetual convertible security of France Telecom S.A. The due date of this loan has been extended to November 15, 2002. Merrill Lynch's funded portion of this credit facility was approximately $450 million at September 27, 2002. Certain conditions must be met before this agreement is finalized; failure to complete this agreement could result in a substantial impairment of this loan.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

--------------------------------------------------------------------------------------------
                                                              Sept. 27,              Dec. 28,
(dollars in millions)                                             2002                  2001
--------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships(1)             $  506                $  822
Unutilized revolving lines of credit and other
     lending commitments                                         1,872                 1,646
--------------------------------------------------------------------------------------------
(1) Includes $123 million and $369 million at September 27, 2002 and
    December 28, 2001, respectively, related to deferred compensation plans.

--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------


Subsequent to September 27, 2002, the FASB issued SFAS No.147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor and credit cardholder intangible assets and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 are effective October 1, 2002. There was no impact to Merrill Lynch upon adoption of this Statement.

In August 2002, the FASB approved Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107. The Interpretation will require that guarantors recognize a liability for the fair value of the obligations it has undertaken in issuing a guarantee. In addition, the Interpretation will require entities to disclose the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make, the current carrying amount of the guarantee, the nature of recourse that would enable the guarantor to recover from third parties the amounts paid under the guarantee, and the nature of any assets that the guarantor can obtain and liquidate to recover all or a portion of the amounts paid under the guarantee. The disclosures are required for guarantees including those accounted for as derivative contracts under SFAS 133. The recognition requirements are only required for guarantees that are not accounted for as derivatives under SFAS 133. This Interpretation has not been released in its final form; however, the recognition and measurement provisions are expected to be required for the first quarter of 2003, and the disclosure provisions are expected to be required for the fourth quarter of 2002. Merrill Lynch is currently assessing the impact of this interpretation on its financial statements but does not expect it to be material.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Merrill Lynch adopted the provisions of SFAS No. 144 in the first quarter of 2002. The impact upon adoption was not material.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be tested annually for impairment. Merrill Lynch adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002. Prior year amortization expense related to goodwill totaled $53 million and $156 million for the three-month and nine-month periods ended September 28, 2001.

During the second quarter of 2002, Merrill Lynch completed its review of goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting units to which goodwill relates exceeds the carrying value of such reporting units. Accordingly, no goodwill impairment loss was recognized. The $3.9 billion of goodwill related to the 1997 purchase of the Mercury Asset Management Group was tested at the MLIM segment level since this business has been fully integrated into MLIM.

------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
------------------------------------------------------------------------------------------------------------------------
                                                3rd Qtr.        4th Qtr.        1st Qtr.         2nd Qtr.        3rd Qtr.
                                                   2001            2001            2002             2002            2002
                                               --------        --------         -------         --------        --------
CLIENT ASSETS (dollars in billions):
Private Client
   U.S.                                        $  1,171        $  1,185        $  1,179         $  1,101        $  1,019
   Non-U.S.                                         127             101              96               94              87
                                               --------        --------        --------         --------        --------
Total Private Client Assets                       1,298           1,286           1,275            1,195           1,106
MLIM direct sales (1)                               170             172             167              158             145
                                               --------        --------        --------         --------        --------
Total Client Assets                            $  1,468        $  1,458        $  1,442         $  1,353        $  1,251
                                               ========        ========        ========         ========        ========

ASSETS IN ASSET-PRICED ACCOUNTS                $    183        $    199        $    206         $    192        $    176

ASSETS UNDER MANAGEMENT:

Retail                                         $    214        $    220        $    215         $    203        $    182
Institutional                                       252             266             262              257             234
Private Investors(2)                                 41              43              41               39              36

Equity                                              253             263             257              234             190
Fixed-income                                        119             119             119              121             119
Money market                                        135             147             142              144             143

U.S.                                                310             327             323              319             305
Non-U.S.                                            197             202             195              180             147

------------------------------------------------------------------------------------------------------------------------
UNDERWRITING:
Global Equity and Equity-Linked:
  Volume (dollars in billions)                 $     15        $     15        $     15         $     10        $      3
  Market share                                     21.5  %         12.2  %         14.9  %           9.5  %          6.9  %
Global debt:
  Volume (dollars in billions)                 $     81        $     68        $     91         $     83        $     54
  Market share                                      9.9  %          7.2  %          8.5  %           8.7  %          7.4  %
------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
  U.S.                                           47,300          43,500          43,200           42,500          41,900
  Non-U.S.                                       18,600          13,900          13,200           12,100          11,500
                                               --------        --------        --------         --------        --------
  Total                                          65,900          57,400          56,400           54,600          53,400
                                               ========        ========        ========         ========        ========

PRIVATE CLIENT FINANCIAL ADVISORS                18,000          16,400          15,900           15,100          14,600
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (dollars in millions,
except per share amounts)
Total assets                                   $448,606        $419,419        $429,167         $439,426        $439,764
Total stockholders' equity                     $ 21,090        $ 20,008        $ 20,906         $ 21,592        $ 22,299
Book value per common share                    $  24.38        $  23.03        $  23.73         $  24.46        $  25.17
SHARE INFORMATION (in thousands)
Weighted-average shares outstanding:
  Basic                                         845,841         845,664         854,815          861,742         864,629
  Diluted                                       934,469         845,664         949,237          942,560         934,477
Common shares outstanding                       847,538         850,222         862,946          865,398         869,019
------------------------------------------------------------------------------------------------------------------------
(1) Reflects funds managed by MLIM not sold through Private Client channels.
(2) Represents segregated portfolios for individuals, small corporations and institutions.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

The information under the caption Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" above in this Report is incorporated herein by reference.



ITEM 4.       CONTROLS AND PROCEDURES
              -----------------------

ML & Co.'s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
              -----------------

The following supplements the discussion in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 29, 2002 and June 28, 2002. We also refer the reader to ML & Co.'s Current Reports on Form 8-K dated April 11, 2002, April 18, 2002, and May 21, 2002, relating to the New York State Attorney General's inquiry pertaining to Merrill Lynch.

Research-Related Class Actions.
------------------------------
Since April 2002, approximately 150 class actions have been filed against various Merrill Lynch-related entities challenging the independence and objectivity of Merrill Lynch's research recommendations and related disclosures. Many of these class actions make virtually identical allegations, and we expect that they will eventually be consolidated into a much smaller number of actions. Merrill Lynch is vigorously defending these actions.

Enron-Related Investigations/Litigation.
---------------------------------------
Merrill Lynch's status with regard to the Department of Justice investigation remains unchanged from that reported in its Form 10-Q for the quarter ended June 28, 2002. Members of the Securities and Exchange Commission staff, however, have continued to express concerns about Merrill Lynch's role in certain Enron-related matters despite Merrill Lynch's response to those concerns. Merrill Lynch is awaiting a decision on its motions to dismiss the Enron-related shareholder and employee class actions reported in ML & Co.'s Form 10-Q for the quarter ended March 29, 2002, which have been fully briefed.

IPO Allocation Class Actions.
----------------------------
Merrill Lynch is awaiting a decision on the joint motion to dismiss filed on July 1, 2002, which has been fully briefed and argued.

Allegheny Energy, Inc.
---------------------
On September 24, 2002, Merrill Lynch filed an action in federal court in the Southern District of New York against Allegheny Energy, Inc. ("Allegheny"). The complaint alleges that Allegheny owes Merrill Lynch the final $125 million payment in connection with Allegheny's purchase of Merrill Lynch's energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York. Based on alleged misrepresentations by Merrill Lynch, the complaint seeks rescission of Allegheny's purchase of the energy business and assets from Merrill Lynch, damages alleged to be in excess of $605 million, and other relief. Merrill Lynch believes that Allegheny's claims are without merit.

Shareholder Derivative Action.
-----------------------------
In the following shareholder derivative action ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would be for the benefit of ML & Co.:

Spear v. Conway, et al., a derivative action instituted on or about August 1, 2002, in the Supreme Court of the State of New York, County of Kings, alleges breach of fiduciary duty by ML & Co. directors in connection with, among other things, allegedly failing to establish internal controls sufficient to ensure that the company's business activities were carried out in a lawful manner. The complaint alleges the breach in connection with Merrill Lynch's research practices, as well as in connection with its Enron-related business activities. Damages in an unspecified amount are sought. Merrill Lynch intends to move to dismiss the action.

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


ITEM 5.       OTHER INFORMATION
              -----------------

The 2003 Annual Meeting of Stockholders will be held at 10:00 a.m. on Monday, April 28, 2003 at the Merrill Lynch Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any stockholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 12, 2003 and no later than March 10, 2003. In addition, any stockholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.'s By-Laws, to the Secretary of ML & Co. on or before March 10, 2003. In order to be included in ML & Co.'s proxy statement, stockholder proposals must be received by ML & Co. no later than November 15, 2002.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

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

         10 Merrill Lynch & Co., Inc. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees

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

         99(i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99(ii) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

        The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

        (i) Current Report dated July 9, 2002 for the purpose of furnishing notice of a webcast of a conference call scheduled for July 16, 2002 to review ML & Co.'s operating results.

        (ii) Current Report dated July 16, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summary for the three- and six-month periods ended June 28, 2002.

        (iii) Current Report dated July 22, 2002 for the purpose of announcing the election of Stan O'Neal as Chief
                    Executive Officer effective December 2, 2002 and Chairman of the Board effective April 28, 2003.

        (iv) Current Report dated July 31, 2002 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of June 28, 2002.

        (v) Current Report dated August 7, 2002 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities based upon the Dow Jones Industrial Average due August 7, 2009.

        (vi) Current Report dated August 9, 2002 for the purpose of furnishing statements under oath of the Chief Executive Officer and Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings.

        (vii) Current Report dated August 15, 2002 for the purpose of reporting that Standard & Poor's Ratings Services placed its long- and short-term counter-party credit ratings on ML & Co. on CreditWatch with negative implications.

        (viii) Current Report dated August 23, 2002 for the purpose of filing the form of ML & Co.'s 7% Callable Stock Return Income Debt Securities due August 23, 2004, payable at maturity with Starbucks Corporation common stock.

        (ix) Current Report dated August 28, 2002 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s president and chief operating officer scheduled for September 4, 2002.

        (x) Current Report dated August 30, 2002 for the purpose of filing the form of ML & Co.'s Strategic Return Notes linked to the Industrial 15 Index due August 30, 2007.

        (xi) Current Report dated August 30, 2002 for the purpose of filing the form of ML & Co.'s 7% Callable Stock Return Income Debt Securities due September 1, 2004, payable at maturity with Citigroup Inc. common stock.

        (xii) Current Report dated September 4, 2002 for the purpose of filing the form of ML & Co.'s S&P 500 Market Index Target-Term Securities due September 4, 2009.

        (xiii) Current Report dated September 13, 2002 for the purpose of filing the form of ML & Co.'s Market Index Target-Term Securities linked to the USD/EUR exchange rate due September 13, 2005.

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




                                           By: /s/ John J. Fosina
                                               ---------------------------------
                                                   John J. Fosina
                                                   Controller
                                                   Principal Accounting Officer


Date:     November 8, 2002

                                  Certification
                                  -------------

I, David H. Komansky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch & Co., Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ David H. Komansky
                                    --------------------------------------------
                                        David H. Komansky
                                        Chairman of the Board and
                                        Chief Executive Officer

Dated:  November 8, 2002

                                  Certification
                                  -------------

I, Thomas H. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch & Co., Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Thomas H. Patrick
                                    --------------------------------------------
                                        Thomas H. Patrick
                                        Executive Vice President and
                                        Chief Financial Officer
Dated:  November 8, 2002

                                             INDEX TO EXHIBITS


Exhibits

10 Merrill Lynch & Co., Inc. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees

12       Statement re: computation of ratios

15       Letter re: unaudited interim financial information

99(i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(ii) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002