Form 10-K
period 2002-12-27
MERRILL LYNCH & CO INC
filed 2003-03-14
CIK 65100

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002	Commission file number 1-7182

Merrill Lynch & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2740599 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.33 1/3 and attached Rights to Purchase Series A Junior Preferred Stock.	New York Stock Exchange; Chicago Stock Exchange; Pacific Exchange; Paris Stock Exchange; London Stock Exchange; and Tokyo Stock Exchange

Depositary Shares representing 1/400th share of 9% Cumulative Preferred Stock, Series A; S&P 500® Market Indexed Target-Term Securities® (MITTS® Securities) due September 28, 2005; Top Ten Yield MITTS Securities due August 15, 2006; and S&P 500 Inflation Adjusted MITTS Securities due September 24, 2007.
New York Stock Exchange

MITTS Securities based upon the Russell 2000® Index due March 30, 2009; Nikkei 225® MITTS Securities due March 30, 2009; S&P 500 MITTS Securities due June 29, 2009; MITTS Securities based upon the Dow Jones Industrial AverageSM due August 7, 2009; S&P 500 MITTS Securities due September 4, 2009; MITTS Securities Linked to the USD/ EUR Exchange Rate due September 13, 2005; Russell 2000 MITTS Securities due September 30, 2004; Global MITTS Securities due December 22, 2004; S&P 500 MITTS Securities due July 1, 2005; Nikkei 225 MITTS Securities due September 21, 2005; Energy Select Sector SPDR® Fund MITTS Securities due February 21, 2006; EuroFund MITTS Securities due February 28, 2006; S&P 500 MITTS Securities due March 27, 2006; Consumer Staples Select Sector SPDR Fund MITTS Securities due April 19, 2006; Select Sector SPDR Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS Securities due May 26, 2006; MITTS Securities based upon the Dow Jones Industrial Average due June 26, 2006; Russell 2000 MITTS Securities due July 21, 2006; Nikkei 225 MITTS Securities due August 4, 2006; S&P 500 MITTS Securities due August 4, 2006; Energy Select Sector SPDR Fund MITTS Securities due September 20, 2006; MTN, Series B, Stock-Linked Notes due November 28, 2003; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due February 8, 2006; MTN, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due May 10, 2006; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due July 20, 2006; Telebrás Indexed Callable Protected Growth Securities (ProGroS® Securities) due May 19, 2005; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Market Recovery NotesSM Linked to the Dow Jones Industrial Average due January 31, 2005; Callable MITTS Securities due October 5, 2007 based upon Semiconductor HOLDRS®; Callable MITTS Securities due September 13, 2007 based upon Broadband HOLDRS; Callable Nasdaq-100® MITTS Securities due August 3, 2007; Callable MITTS Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS Securities due May 4, 2009 Linked to the Amex Biotechnology Index SM ; Callable MITTS Securities due June 1, 2009 Linked to the Amex Defense Index SM; Callable MITTS Securities due August 3, 2007 based upon Biotech HOLDRS; Medium-Term Notes, Series B, 2% Callable and Exchangeable Stock-Linked Notes due July 26, 2005 (Linked to the performance of the common stock of Johnson & Johnson); Medium-Term Notes, Series B, 7% Stock-Linked Notes due July 8, 2002 (Linked to the performance of the common stock of The Gap, Inc.); Nikkei 225 MITTS Securities due March 30, 2007; Callable MITTS Securities due March 5, 2007 based upon Internet HOLDRS; Medium-Term Notes, Series B, 0.50% Callable and Exchangeable Stock-Linked Notes due February 3, 2005 (Linked to the performance of a specified portfolio of common stocks); Global MITTS Securities due December 22, 2004; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei 225 MITTS Securities due June 27, 2007; Strategic Return Notes® Linked to the Nasdaq-100 Index® due November 30, 2004; Strategic Return Notes Linked to the Industrial 15 Index due February 1, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due February 8, 2007; Strategic Return Notes Linked to the Select Ten Index due March 1, 2007; Strategic Return Notes Linked to the Oil and Natural Gas Index due March 28, 2007;
American Stock Exchange
(continued on next page)

Strategic Return Notes Linked to the Industrial 15 Index due May 3, 2007; Strategic Return Notes Linked to the Select Ten Index due May 3, 2007; Strategic Return Notes Linked to the Select European 50 Index due June 11, 2007; Strategic Return Notes Linked to the Select Ten Index due June 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 30, 2007; Strategic Return Notes Linked to the Select Ten Index due October 25, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007; Strategic Return Notes Linked to the Select Ten Index due May 30, 2006; Strategic Return Notes Linked to the Industrial 15 Index due June 26, 2006; Strategic Return Notes Linked to the Institutional Holdings Index due June 28, 2006; Strategic Return Notes Linked to the Select Ten Index due July 31, 2006; Strategic Return Notes Linked to the Select Ten Index due November 2, 2006; 8% Callable STock Return Income DEbt Securities® due October 23, 2003, payable at maturity with Cisco Systems, Inc. common stock; 9% Callable STock Return Income DEbt Securities due October 23, 2003, payable at maturity with Sun Microsystems, Inc. common stock; 8% Callable STock Return Income DEbt Securities due November 21, 2003, payable at maturity with EMC Corporation common stock; 8% Callable STock Return Income DEbt Securities due January 29, 2004, payable at maturity with Xilinx, Inc. common stock; 6% Callable STock Return Income DEbt Securities due February 11, 2004, payable at maturity with Bed Bath & Beyond Inc. common stock; 8% Callable STock Return Income DEbt Securities due February 23, 2004, payable at maturity with Applied Materials, Inc. common stock; 8% Callable STock Return Income DEbt Securities due March 22, 2004, payable at maturity with The Gap, Inc. common stock; 7% Callable STock Return Income DEbt Securities due March 22, 2004, payable at maturity with Texas Instruments Incorporated common stock; 7% Callable STock Return Income DEbt Securities due March 29, 2004, payable at maturity with Dell Computer Corporation common stock; 6% Callable STock Return Income DEbt Securities due May 7, 2004, payable at maturity with The Boeing Company common stock; 8% Callable STock Return Income DEbt Securities due May 14, 2004, payable at maturity with Adobe Systems Incorporated common stock; 7% Callable STock Return Income DEbt Securities due August 23, 2004, payable at maturity with Starbucks Corporation common stock; 7% Callable STock Return Income DEbt Securities due September 1, 2004, payable at maturity with Citigroup Inc. common stock; 8% Callable STock Return Income DEbt Securities due October 1, 2004, payable at maturity with Hewlett-Packard Company common stock; 8% Callable STock Return Income DEbt Securities due October 29, 2004, payable at maturity with Bank of America Corporation common stock; and 7% Callable STock Return Income DEbt Securities due November 18, 2004, payable at maturity with Amgen, Inc. common stock.

Securities registered pursuant to Section 12(g) of the Act:

S&P 500 MITTS Securities due June 29, 2007; S&P 500 MITTS Securities due November 20, 2007; S&P 500 MITTS Securities due August 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; Enhanced Return Notes Linked to the Nasdaq-100 Index due March 1, 2004; MITTS Securities based upon the Dow Jones Industrial Average due January 16, 2009; 7% Callable STock Return Income DEbt Securities due January 3, 2005, payable at maturity with General Electric Company common stock; 6.5% Callable STock Return Income DEbt Securities due February 1, 2005, payable at maturity with International Business Machines Corporation common stock; 7% Callable STock Return Income DEbt Securities due February 28, 2005, payable at maturity with Cisco Systems, Inc. common stock; Market Recovery Notes Linked to the Nasdaq-100 Index due March 31, 2005; and Strategic Return Notes Linked to the Select Ten Index due February 28, 2008.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of the close of business on June 28, 2002, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $34.9 billion.

As of the close of business on February 27, 2003, there were 923,464,781 shares of Common Stock and 3,756,255 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.

Documents Incorporated By Reference: Portions of the Merrill Lynch 2002 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Parts I, II, III and IV. Portions of the Merrill Lynch Proxy Statement dated March 14, 2003 for its 2003 Annual Meeting of Shareholders to be held April 28, 2003 are incorporated by reference in this Form 10-K in response to Part III.

PART I
Item 1. Business
Overview
Available Information
Business Environment
Description of Business Activities
Competition
Regulation
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of Merrill Lynch & Co., Inc.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
DEFERRED COMPENSATION PLAN FOR S/G OF ELIGIBLE EMP
FINANCIAL ADVISOR CAPITAL ACCUMULATION AWARD PLAN
STATEMENT RE COMPUTATION OF RATIOS
EXCERPT OF 2002 ANNUAL REPORT TO STOCKHOLDERS
SUBSIDIARIES OF ML & CO.
CONSENT OF DELOITTE & TOUCHE LLP
OPINION OF DELOITTE & TOUCHE LLP RE: EXHIBIT 12
OPINION OF DELOITTE & TOUCHE LLP RE: PART II/#6
CERTIFICATION
CERTIFICATION
CHARTER OF THE AUDIT COMMITTEE
CHARTER OF THE FINANCE COMMITTEE
CHARTER OF THE MANAGEMENT DEVELOPMENT & COMP COMM
CHARTER OF THE NOMINATING & CORP GOVERNANCE COMM
CHARTER OF THE PUBLIC POLICY & RESPONSIBILITY COMM
CORPORATE GOVERNANCE GUIDELINES
GUIDELINES FOR BUSINESS CONDUCT

PART I

Item 1. Business

Overview

          Merrill Lynch & Co., Inc.,1 a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides broker-dealer, financing, advisory, wealth management, asset management, insurance, lending and related products and services on a global basis. The foregoing products and services include:

•	securities brokerage, trading and underwriting
•	investment banking, strategic services (including mergers and acquisitions) and other corporate finance advisory activities
•	wealth management products and services, including financial, retirement and generational planning
•	asset management and investment advisory services
•	origination, brokerage, dealer and related activities in swaps, options, forwards, exchange-traded futures, other derivatives and foreign exchange products
•	securities clearance, settlement financing services and prime brokerage
•	equity, debt, foreign exchange and economic research
•	private equity and other principal investment activities
•	banking, trust and lending services, including deposit taking, commercial and mortgage lending and related services
•	insurance and annuities sales and annuity underwriting services
•	investment advisory and related record keeping services.

          Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small businesses, corporations, financial institutions, governments and governmental agencies.

          Merrill Lynch’s business has three business segments: the Global Markets & Investment Banking Group (GMI), Global Private Client (GPC), and Merrill Lynch Investment Managers (MLIM). Merrill Lynch provides financial services worldwide through various subsidiaries and affiliates that frequently participate in the facilitation and consummation of a single transaction. This organizational structure is designed to enhance the delivery of services to Merrill Lynch’s diverse global client base and position Merrill Lynch to continue its long-term growth.

          Merrill Lynch has organized its operations outside the United States into five regions: Europe, Middle East, and Africa; Japan; Asia Pacific; Canada; and Latin America. Merrill Lynch conducts its business from various locations throughout the world. Its world headquarters is located at the World Financial Center in The City of New York and its other principal United States business and operational centers are located in New Jersey, Utah and Florida. Merrill Lynch has a presence in 35 countries outside the United States, including offices in Buenos Aires, Dubai, Dublin, Frankfurt, Geneva, Hong Kong,

[1]	Unless the context otherwise requires, the term “Merrill Lynch” means Merrill Lynch & Co., Inc. and its consolidated subsidiaries. The term “ML & Co.” is used herein where appropriate to refer solely to Merrill Lynch & Co., Inc., the parent holding company.

Johannesburg, London, Madrid, Melbourne, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Tokyo, Toronto and Zurich.

          Merrill Lynch employed approximately 50,9002 people at the end of 2002. Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December 2002, 2001 and 2000, including a description of the principal sources of consolidated net revenues, the amount of total net revenues contributed by classes of similar services that accounted for 10% or more of its consolidated net revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch’s operations by segment and geographic area, is set forth in Merrill Lynch’s Management’s Discussion and Analysis, Consolidated Financial Statements and the Notes thereto in the Merrill Lynch 2002 Annual Report to Shareholders (2002 Annual Report). Management’s Discussion and Analysis, Consolidated Financial Statements and the Notes thereto are included as an exhibit to this Form 10-K.

          At the end of 2002, total assets in client accounts or under management were approximately $1.3 trillion.

Available Information

          ML & Co.’s internet address is www.ml.com. ML & Co. makes available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under “Financial Reports — SEC Reports” through the investor relations section of our website or directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after ML & Co. electronically files such material with, or furnishes it to, the SEC. Additionally, Merrill Lynch’s Guidelines for Business Conduct, Corporate Governance Guidelines and charters for the committees of our Board of Directors are filed as exhibits to this report and are also available at www.ml.com. The information on Merrill Lynch’s websites are not incorporated by reference into this report.

Business Environment

          The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by regulatory and legislative initiatives which could affect the conduct of their business, including increased regulation, and by the outcome of legal and regulatory proceedings, including those described under Legal Proceedings in Part I, Item 3 of this report. These conditions or events can significantly affect the volatility of the financial markets as well as volumes and revenues in businesses such as brokerage, trading, investment banking, wealth management and asset

[2]	Excludes 1,500 full-time employees on salary continuation severance at year-end 2002.

management. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility and trading volumes.

          The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors using the internet or other technology to provide financial services and diminishing margins in many mature products and services. Commercial and investment bank consolidations, which were made possible by the enactment of the Gramm-Leach-Bliley Act, have also increased the competition for investment banking business in part through the extension of credit in conjunction with investment banking and capital raising activities.

          The global financial markets had a difficult year in 2002. Equity markets experienced the sharpest declines since the 1970s. The equity markets fell sharply as the combination of a global slowdown in economic activity, political unrest in the Middle East, widespread corporate downsizing, regulatory probes, accounting and corporate governance scandals and seven of the twelve largest ever U.S. bankruptcies caused investors to reduce equity market activity and shift to less volatile, fixed-income investments and money market instruments. Credit rating agencies also took negative rating actions in 2002 with respect to several financial institutions, including Merrill Lynch.

          In 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002 which is a broad overhaul of existing corporate and securities laws. In addition, various Federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and in many cases adopted sweeping changes to their established rules, including rules in the areas of corporate governance, research analyst conflicts of interest and auditor independence. Changes pertaining to the role of research analysts in connection with providing financial services may also affect how financial services companies interact with their clients and the cost structure for such services. Outside of the United States, there is continued focus by regulators and legislators on regulatory supervision of both banks and investment firms on a consolidated and individual basis, especially in the area of risk management.

          Certain statements contained in this report may constitute forward-looking statements, including, for example, statements about management expectations, strategic objectives, business prospects, anticipated expense savings and financial results, anticipated results of litigation and regulatory proceedings, and other similar matters. These forward-looking statements are not statements of historical fact and represent only Merrill Lynch’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, that affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous four paragraphs, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending and future legislation and regulation and the other risks and uncertainties detailed in Management’s Discussion and Analysis in the 2002 Annual Report and throughout this Item 1. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures Merrill

Lynch may make in its future filings of its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

Description of Business Activities

          Merrill Lynch’s business activities are grouped into three business segments: GMI, GPC and MLIM and are conducted through numerous U.S. and non-U.S. subsidiaries. See Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the 2002 Annual Report for further information about Merrill Lynch’s business segments, business activities, services, and the geographic markets within which Merrill Lynch operates. Businesses within a particular segment can provide services and products to clients of a different business segment. For example, certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI.

GLOBAL MARKETS & INVESTMENT BANKING (GMI)

          GMI provides equity and debt trading, capital markets services, investment banking and strategic merger and acquisition advisory services to its clients around the world. These activities are conducted through a network of subsidiaries, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S), Merrill Lynch International (MLI) and a number of other subsidiaries located in and outside the United States. GMI raises capital for its clients through securities underwritings, private placements and loan syndications. It also makes a market in securities, derivatives, currencies and other financial instruments to satisfy client demand for these instruments, and for proprietary trading. Merrill Lynch, through the GMI segment, has one of the largest equity trading and underwriting operations of any firm in the world and is a leader in the origination and distribution of equity products. It is also a leader in the global origination and distribution of debt market products and provides clients with financing, securities clearing, settlement and custody services. During 2002, GMI continued to focus on reducing expenses, creating efficiencies and strategically reallocating resources to businesses such as debt trading, which posted record revenues and profits for the year. While maintaining expense discipline, GMI invested in profitable growth opportunities where it believed it could leverage its scale and complement its business mix and client reach. These growth opportunities included derivatives, mortgages, foreign exchange and prime brokerage.

          GMI’s operations in the United States are conducted primarily from Merrill Lynch’s headquarters in The City of New York and from other office locations throughout the United States. Merrill Lynch’s GMI activities outside the United States are primarily conducted through MLI, with a significant presence in London, and through locally established affiliates strategically located in 26 countries.

          According to league table results based on Thomson Financial Securities Data statistics, in 2002 Merrill Lynch ranked third in both global debt underwriting and global equity and equity-linked underwriting with market shares of 7.9% and 11.0%, respectively. Merrill Lynch’s debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals; however, debt transactions remain highly competitive and not all transactions are profitable. Merrill Lynch ranked third in global completed mergers and acquisitions in 2002 with a market share of 24.5%. Deteriorating market conditions continued to have a negative impact on global merger and acquisition activity and on client demand for strategic advisory services. Additional market share information is disclosed in Management’s Discussion and Analysis on page 20 of the 2002 Annual Report.

Investment Banking Activities:

          Merrill Lynch is a leading global investment banking firm that participates in every aspect of investment banking for corporate, institutional and governmental clients and acts in principal, agency and advisory capacities. Merrill Lynch provides a wide variety of financial services, including underwriting the sale of securities to the public, structured and derivative financing, including project financing, privately placing securities (including those of third party funds) with investors and mortgage and lease financing. Its financial advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, capital structuring, leveraged buyouts and defensive projects.

          In connection with its investment banking activities, including the underwriting and private placement of securities, Merrill Lynch has from time to time taken principal positions in transactions and has extended credit to clients in the form of senior and subordinated debt, provided bridge financing on a select basis, participated in syndicated loans and in credit lines for commercial paper programs for certain corporate issuers. Before engaging in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period. In addition, equity interests in the subject companies are from time to time acquired as part of, or in connection with, such activities.

Brokerage, Dealer and Related Activities:

          In the United States, MLPF&S is a broker (i.e., agent) for corporate, institutional and governmental clients, and is a dealer (i.e., acts for its own account) in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures and options, including option contracts for the purchase and sale of various types of securities. Merrill Lynch, through MLPF&S, MLI and various other subsidiaries, is a dealer in equity and fixed income securities of a significant number of U.S. and non-U.S. issuers, in government obligations of the United States and other sovereigns, in U.S. municipal securities, in mortgage-backed and asset-backed securities and in loans and related financial instruments.

          As an adjunct to its trading activities, Merrill Lynch places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage and other transactions for its own account. In its block positioning activities, Merrill Lynch purchases securities or sells them short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security’s marketability and any position taken typically is liquidated as soon as practicable. In addition, Merrill Lynch facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk.

          At the beginning of 2002, two of Merrill Lynch’s U.S. broker-dealers, MLPF&S and Herzog, Heine, Geduld, LLC (HHG), together made markets in substantially all Nasdaq and over-the-counter equity securities. In March of 2002, Merrill Lynch announced a strategy of consolidating trading activities in the 750 most active Nasdaq stocks on its New York trading floor. The firm also consolidated its trading activities in the remaining domestic Nasdaq and over-the-counter securities on its New Jersey trading floor. In November of 2002, Merrill Lynch announced the consolidation of all Nasdaq and over-the-counter trading into MLPF&S. Shortly thereafter, the operations of HHG and MLPF&S were combined and at year-end 2002, Merrill Lynch made markets in approximately 2,100 domestic Nasdaq securities and approximately 7,400 non-U.S. issuers. Outside the United States, MLI is a registered market maker in the equity securities of approximately 845 non-U.S. corporations. MLPF&S and MLI are also dealers in mortgage-backed, asset-backed and corporate and governmental fixed-income securities.

          Historically, the Nasdaq market has been primarily a dealer market. Market makers in dealer markets can realize profits by earning a “spread,” which is the difference between the prices at which dealers buy and sell securities. The introduction of decimalization in the pricing of equity securities and various other factors in 2001 decreased the ability of market makers to earn these spreads. In late 2001, MLPF&S instituted a program for providing enhanced brokerage services to certain customers with large-size Nasdaq orders in exchange for an agreed-upon per share commission in lieu of the traditional spread. The vast majority of these institutional clients now avail themselves of enhanced brokerage services and nearly all Nasdaq institutional client trades are now executed on an agency, rather than principal, basis.

          Merrill Lynch Government Securities Inc. (MLGSI) is a primary dealer in obligations issued or guaranteed by the U.S. Government and regularly makes a market in securities issued by Federal agencies and other government-sponsored entities, such as Government National Mortgage Association, Fannie Mae and Freddie Mac, among others. MLGSI deals in mortgage-backed pass-through certificates issued by certain of these entities and also in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers’ transactions. As a primary dealer, MLGSI acts as a counterparty to the Federal Reserve Bank of New York (FRBNY) in the conduct of open market operations and regularly reports positions and activities to the FRBNY.

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

Derivative Dealing and Foreign Exchange Activities:

          Merrill Lynch, through MLPF&S, MLI, Merrill Lynch Capital Services, Inc. (MLCS) and Merrill Lynch Derivative Products AG (MLDP), acts as an intermediary and principal in a variety of interest rate, currency and other over-the-counter derivative transactions. MLI engages in equity and credit derivatives business in the over-the-counter markets. MLCS and MLDP are Merrill Lynch’s primary interest rate and currency derivative product dealers. MLI is Merrill Lynch’s primary credit and equity derivatives product dealer.

          MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors and options. MLCS maintains positions in interest-bearing securities, financial futures and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages in certain commodity-related transactions as a principal.

          MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address certain swap customers’ preference to limit their trading to those dealers having the highest credit quality. MLDP has been assigned the Aaa, AAA and AAA counterparty rating by the rating agencies Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to meet certain exposures MLDP may have to MLCS.

          Merrill Lynch Capital Markets Bank Limited (MLCMBL), an Irish bank with branch offices in Frankfurt and Milan, acts primarily as a credit intermediary (with market risk hedged through various affiliates) for swap, options and other derivative transactions, and secondarily, as principal for a variety of debt derivative transactions. In addition to its derivatives activities, MLCMBL engages in advisory, lending and institutional sales activities and, for both Merrill Lynch affiliates as well as non-Merrill Lynch entities, provides clearing services for futures and options on the Eurex exchange through its Frankfurt branch.

          GMI’s Global Foreign Exchange Group provides foreign exchange trading services to corporations, other institutional investors and high-net-worth individuals in various countries principally through Merrill Lynch International Bank Limited (MLIB). MLIB has its head offices in London and affiliated agents in New York and Tokyo.

Mortgage Dealing Activities:

          Merrill Lynch Mortgage Capital Inc. (MLMCI) is a dealer in whole loan mortgages, mortgage loan participations, mortgage servicing and syndicated commercial loans. MLMCI, through its CMO Passport® service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations, mortgage pass-through certificates and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing them with temporary liquidity. Merrill Lynch Mortgage Lending, Inc. (MLML) is a commercial mortgage conduit that makes, and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors. MLML purchases subprime residential mortgage loans from originators of these loans and aggregates these loans for sale in the securitization market.

Principal Investing and Structured Finance Activities:

          Merrill Lynch, through various subsidiaries, provides to its qualified institutional clients term, mezzanine and bridge financing which may be secured by performing, sub-performing and non-performing commercial real estate, portfolios of residential real estate, consumer receivables or other assets. Merrill Lynch also makes proprietary investments in all levels of the capital structure of U.S. and non-U.S. companies, and in special purpose companies owning performing, sub-performing and non-performing real estate, mortgages, consumer receivables and other assets.

Money Markets and Related Activities:

          Merrill Lynch, through various subsidiaries including Merrill Lynch Money Markets Inc. (MLMMI) and MLPF&S, provides a full range of origination, trading and marketing services with respect to money market instruments, such as commercial paper, and institutional and retail certificates of deposit, and with respect to medium-term notes, bank notes and auction rate preferred securities.

Futures Business Activities:

          Merrill Lynch’s futures business activity is conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships and/or has third party clearing relationships with respect to all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States. Other Merrill Lynch subsidiaries also hold memberships on major commodity and financial futures exchanges and clearing associations outside the United States and may also carry positions in proprietary and customer accounts. All futures and futures options transactions are executed by, cleared through and/or carried by MLPF&S or other Merrill Lynch subsidiaries engaged in futures activities. However, in certain contracts, or on certain exchanges, third party brokers are utilized to execute and clear trades. MLPF&S and several of its affiliates may also take proprietary market positions in futures and futures options in certain instances.

Securities Finance, Settlement and Clearance:

          Merrill Lynch provides financing to clients, including margin lending and other extensions of credit such as repurchase and derivative transactions, and in connection with prime brokerage services. In a margin-based transaction, Merrill Lynch extends credit for a portion of the market value of the securities in the client’s account up to the limit imposed by internal Merrill Lynch policies and applicable margin rules and regulations. Since Merrill Lynch may have financial exposure if a client fails to meet a margin call, margin loans made by Merrill Lynch are generally collateralized by securities in the client’s account. Financial reviews, margin procedures and other credit standards have been implemented in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for Merrill Lynch. To finance margin loans, Merrill Lynch uses funds on which it pays interest (including ML & Co. borrowings), funds on which it does not pay interest (including its own capital), funds derived from clients’ free credit balances to the extent permitted by regulations and funds derived from loaned securities.

          Merrill Lynch provides securities clearing services for its own account and for the account of its customers, third party broker-dealers and other professional trading entities,

through its subsidiaries including MLPF&S and Merrill Lynch Professional Clearing Corp. (MLPCC). Broadcort Capital Corp., a subsidiary through which securities clearing services were previously provided, was merged into MLPF&S in June 2002. MLPF&S provides these services to approximately 100 unaffiliated broker-dealers. While the introducing broker-dealer firm retains all sales functions with its customers, MLPF&S services the customers’ accounts and handles all settlement and credit aspects of transactions. MLPCC clears transactions for specialists and market makers on various national and regional stock exchanges and clears futures transactions for clients through a divisional clearing arrangement with MLPF&S. In addition, MLPCC clears transactions of arbitrageurs, customers and other professional trading entities. MLPCC also clears transactions for broker-dealers engaged in proprietary trading, for introducing brokers whose accounts are carried on a fully disclosed basis and for selected institutional accounts as direct accounts of MLPCC that transact business primarily on a prime brokerage basis. During 2002, GMI’s Securities Services Division, which historically has provided securities finance, settlement and clearing services, was merged into GMI’s Equity Division.

          In December 2002, Merrill Lynch launched MLPrimeSM, a global technology platform set up to service all of the needs of Merrill Lynch’s hedge fund clients through a single relationship with GMI’s prime brokerage group. Services offered to eligible clients include financing alternatives, risk management, portfolio accounting, profit and loss analytics, global securities lending and capital introduction.

Private Equity Investing Activities:

          Merrill Lynch makes investments for its own account in private companies and also engages in taking public companies private. Merrill Lynch sponsors and manages private equity funds that invest principally in equity and debt securities of various private companies. In Merrill Lynch-sponsored funds, a Merrill Lynch entity serves as the general partner or manager of the funds and may also invest its own capital or monies as a limited partner. The other limited partners of the Merrill Lynch-sponsored funds are corporate and institutional investors as well as Merrill Lynch’s high-net-worth client base and its eligible employees. Private equity investments are also offered to clients in the MLIM and GPC business segments. Merrill Lynch also invests as a limited partner in third party funds.

          Merrill Lynch may underwrite, trade, invest and make markets in certain securities of companies in which Merrill Lynch or Merrill Lynch-sponsored funds have invested, and may also provide financial advisory services to these companies or maintain a commercial relationship with them. The Merrill Lynch employees who invest and manage the investment assets of Merrill Lynch or Merrill Lynch-sponsored funds may participate in the gains on those investment assets.

GLOBAL PRIVATE CLIENT (GPC)

          At the end of 2002, Merrill Lynch created GPC, formerly known as the Private Client Group. While encompassing the same business as the Private Client Group, GPC intends to more fully integrate the U.S. and non-U.S. businesses into a global organization to bring the full resources of GPC together as Merrill Lynch continues to enhance its services to clients. The formation of GPC will also provide more efficient leverage of technology platforms and reduced costs as the management structure is streamlined.

          GPC provides wealth management products and services to assist clients in building financial assets and maximizing returns relative to risk tolerance and investment objectives. GPC offers a wide range of products and services, including retail brokerage, asset and liability management, banking, trust and generational planning, consumer and small business loans and insurance products. GPC serves individual investors and middle market corporations and institutions principally through approximately 14,000 Financial Advisors (FAs) in approximately 670 offices around the world as of year-end 2002. In an effort to align asset account structure with each client’s specific investment requirements and goals, GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced investment services and self-directed online accounts.

Brokerage, Dealer and Related Activities:

          In the United States, MLPF&S is a broker and a dealer for individual, corporate, institutional and governmental clients in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and a dealer in the purchase and sale of money market instruments, government securities, high-yield bonds, municipal securities, futures and options. In addition, MLPF&S acts as a dealer in the distribution of mutual funds.

          MLPF&S provides financial services to investors in the United States principally through its FAs. MLPF&S offers to its clients Unlimited Advantage®, which is a non-discretionary brokerage service offering transaction and non-transaction services for an annual asset-based fee. Unlimited Advantage clients may receive a wide array of services, including FA advice and guidance, Merrill Lynch research, no per-trade commissions on most transactions, the Cash Management Account®; (CMA® account) financial service, the Merrill Lynch Visa® SignatureSM program and the Merrill Lynch electronic bill payment service.

          MLPF&S provides a wide range of client services, including trading in equity and debt, and other securities through its securities account services, such as its CMA® account. In January 2003, Merrill Lynch introduced Beyond Banking®, a new securities account offered by MLPF&S for everyday transactions, savings and short-term cash management. The account, a companion to the CMA account, combines VISA, check writing and ATM access with access to advice and guidance from a FA to assist clients in managing their cash. Beyond Banking also gives clients the ability to separate everyday cash and savings from longer-term investments while having the convenience of a single point of contact. At the end of 2002, there were more than 2.6 million CMA accounts with aggregate assets of approximately $560 billion. MLPF&S also offers various investment advisory products, including Merrill Lynch Mutual Fund Advisor® program, Merrill Lynch Mutual Fund Advisor Selects® program, the Financial Foundation® report and Merrill Lynch Consults® Service, a fee-based investment advisory service that offers clients access to one or more participating investment managers, Merrill Lynch execution services and FA advice and guidance. Through Merrill Lynch OnLine®, clients can access their Merrill Lynch accounts, including account information, real time quotes, Merrill Lynch research and a variety of other investment information. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. See “Securities Finance, Settlement and Clearance” in this Item 1.

          MLPF&S provides a wide range of securities account and cash management services for small- and medium-sized businesses through its Working Capital Management Account® (WCMA® account) and related services. The WCMA account combines business checking, borrowing (through MLPF&S or its affiliate, Merrill Lynch Business Financial Services Inc.), investment, and electronic funds transfer services into one account for participating business clients. At the end of 2002, there were more than 134,000 WCMA accounts that, in the aggregate, had investment assets of more than $116 billion.

          To be more responsive to client needs and enhance the quality of its clients’ experience, Merrill Lynch offers a multi-channel service model in the United States, more closely aligning its FAs with clients based on levels of investable assets. For example, ultra-high-net-worth clients will be aligned with Private Wealth Advisors (PWAs). PWAs are FAs who have completed a rigorous accreditation program and who focus on clients with more than $10 million of investable assets.

          GPC also structures and sponsors a wide variety of alternative investment products for qualified high-net-worth clients. These products include hedge funds, private equity funds, managed futures and exchange funds that are managed by non-affiliated third party managers. Through its HedgeAccessSM product, Merrill Lynch offers qualified clients the opportunity to invest in a select, diverse group of single manager hedge funds with consistent terms and exchange privileges. These products are sold to both U.S. and non-U.S. high-net-worth investors. At the end of 2002, GPC acted as sponsor of alternative investment products in which a total of approximately $6.4 billion of client capital was invested.

          MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For certain accounts, however, its policy is to negotiate commissions based on economies of scale and the complexity of the particular trading transaction, and for its institutional customers, based on the competitive environment and trading opportunities.

          For clients in the U.S. with less than $100,000 of investable assets, Merrill Lynch utilizes its Financial Advisory Center (FAC) to more effectively serve these clients. All FAC customers receive a team-based advisory service relationship, with 24-hour-a-day, seven-day-a-week access by telephone or online.

          Merrill Lynch also provides electronic brokerage service through Merrill Lynch Directsup®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct offers online equity and fixed income trading, mutual funds, access to Merrill Lynch research, and a variety of online investing tools.

          During the fourth quarter of 2002, Merrill Lynch signed a contract with Thomson Financial, an operating unit of The Thomson Corporation, to jointly develop and implement the Wealth Management Workstation (WMW), a new financial workstation and related client websites. It is anticipated that the new WMW, to be managed by Thomson, will replace the technology infrastructure and desktop hardware of Merrill Lynch’s current proprietary Trusted Global Advisor (TGA) workstation system. The new workstation system will provide enhanced desktop technology to FAs, Client Associates, the FAC and call centers. In addition, Merrill Lynch’s GPC client websites will be redesigned to enable greater collaboration between FAs and clients.

          Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products, including the CMA account, in a number of countries to private clients. During 2002, Merrill Lynch continued to refocus and consolidate certain of its GPC offices outside the United States. See “Significant Strategic Initiatives” in this Item 1. At the end of 2002, there were more than 125,000 international accounts with aggregate assets of approximately $89 billion. These brokerage services, investment services and related products are made available through a network of offices located in 30 countries. In certain countries such as the United Kingdom and Japan, clients can open accounts with Merrill Lynch affiliates that are locally regulated. Banking and trust services as well as asset management services are also offered to private clients in many countries, as described in this Item 1. By the end of 2002, Merrill Lynch extended the U.S. multi-channel service model to clients outside the U.S., more closely aligning FAs with clients based on levels of investable assets. This included focusing wealth management services on high-net-worth clients with a single point of contact, and creating International Financial Advisory Centers to more effectively serve clients with lower levels of investable assets.

          In May 2002, Merrill Lynch and HSBC Holdings plc (HSBC) agreed to exit their joint venture, Merrill Lynch HSBC (MLHSBC), and integrate it into the HSBC Group. MLHSBC was a 50/50 joint venture formed by Merrill Lynch and HSBC in April 2000 to create a global online investment and banking services company, serving individual self-directed customers outside the United States. As the decline in worldwide equity markets reduced the demand for online trading, MLHSBC did not achieve the growth that was forecast when the venture was formed and never achieved profitability. Although Merrill Lynch exited the joint venture in 2002, MLHSBC will continue to operate using Merrill Lynch as part of its name through 2004 and clients will have access to Merrill Lynch research during that time.

Retirement Services:

          The Merrill Lynch Retirement Group is responsible for approximately $263 billion in retirement assets for approximately 5.6 million individuals. These assets are held either in individual accounts or through one of approximately 21,000 workplace-based retirement programs covered by the group. Through the Merrill Lynch Howard Johnson subsidiary, this business provides specialized custom administrative services to large corporations which in the aggregate represent 674,000 participants.

          MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts (IRAs) and through small business retirement programs such as the Merrill Lynch Simplified Employee Pension Plan and the Merrill Lynch Simple Retirement Account Plan. MLPF&S also provides investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In October 2002, Merrill Lynch announced that in early 2003 it will launch AdviceAccess, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the FAC or through Merrill Lynch’s Benefits Online® website.

Insurance Activities:

          During 2002, Merrill Lynch’s insurance activities consisted of the underwriting of life insurance and annuity products by Merrill Lynch Life Insurance Company (MLLIC) and ML Life Insurance Company of New York (ML Life) and the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States. In April 2002, Roszel Advisors, LLC was formed as an investment advisor under the Investment Advisors Act of 1940 to be responsible for the overall management of the MLIG Variable Insurance Trust (MLIG VIT), an open-ended investment management company registered with the Securities and Exchange Commission. MLIG VIT offers selected portfolios of variable annuity products underwritten by MLLIC and ML Life. As of February 2003, MLLIC and ML Life discontinued the underwriting of life insurance products although they continue to underwrite annuity products.

          MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, Puerto Rico, the District of Columbia, Guam and the United States Virgin Islands. These products are marketed to MLPF&S customers. Although authorized to do so, it does not presently underwrite accident and health insurance. At year-end 2002, MLLIC had approximately $12.7 billion of life insurance in force. At year-end 2002, MLLIC had annuity contracts in force of more than $7.6 billion in value.

          ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 2002, ML Life had approximately $724 million of life insurance in force. At year-end 2002, ML Life had annuity contracts in force of approximately $679 million in value.

          Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuity products. A significant portion of these sales consists of products underwritten by MLLIC and ML Life.

MERRILL LYNCH INVESTMENT MANAGERS (MLIM)

          MLIM is among the world’s largest asset managers with $462 billion of assets under management at the end of 2002. The principal subsidiaries engaged in asset management activities conducted through the Merrill Lynch Investment Managers (MLIM) brand name are Merrill Lynch Investment Managers, L.P. (MLIM LP) and Merrill Lynch Investment Managers Limited (MLIM Limited). Current industry standards typically measure investment results for institutional accounts against a benchmark (such as the S&P 500 Index) and investment results for retail mutual funds against competitor results ranked by quartile within investment category as reported by third-party organizations. Approximately 70% of MLIM’s global assets under management were above benchmark or median for the 1-, 3- and 5-year periods ending December 2002.

          With portfolio managers located in the United States, the United Kingdom, Japan and Australia, MLIM manages a wide variety of investment products. These range from money market funds and other forms of short-term fixed income investments to long-term taxable and tax-exempt fixed income funds or portfolios, along a broad spectrum of quality ratings and maturities. MLIM offers a wide array of taxable and tax-exempt fixed-income, equity and balanced mutual funds and segregated accounts to a diverse global clientele. MLIM also offers a wide assortment of index-based equity and alternative investment products. MLIM’s clients include institutions, high-net-worth individuals, mutual funds and other investment vehicles. MLIM maintains a significant sales and marketing presence in both the United States and overseas that is focused on acquiring and maintaining institutional investment management relationships. MLIM markets its services both directly to these investors and through pension consultants.

          In the United States, the MLIM brand of mutual funds (except for its money market funds) is generally offered pursuant to the Merrill Lynch Select PricingSM system, which allows investors to choose from various pricing alternatives. MLIM offers all of its brands of mutual funds to clients in the global markets through both the Merrill Lynch distribution network and through unaffiliated financial intermediaries. At the end of 2002, MLIM provided global advisory services for mutual funds, unit investment trusts and other non-U.S. equivalent products totaling approximately $189 billion. MLIM-branded mutual fund products are available through third-party distribution networks and the GPC distribution channel. MLIM also distributes its products through GMI. During 2002, MLIM merged its three separate international mutual fund families into a single mutual fund family, Merrill Lynch International Investment Funds (MLIIF). This merger resulted in the elimination of nine funds separately marketed under the Mercury and MLAM brands. The MLIIF merger also permitted MLIM to rationalize its various fee structures and introduce a wider range of share classes aligned to investor requirements.

          MLIM also structures and manages a wide variety of alternative investment products, including hedge funds, hedge fund of funds, private equity fund of funds, managed futures and exchange funds. These products are sold to both U.S. and non-U.S. high-net-worth and institutional investors. At the end of 2002, MLIM acted as sponsor or trading manager of alternative investment products, including its fund of funds product, in which a total of approximately $3.6 billion of client capital was committed and approximately $3.1 billion was invested. During 2002, MLIM transferred approximately $6.3 billion in single-manager alternative investment products to GPC.

          MLIM’s Quantitative Advisers Group manages assets for institutional investors who seek to track the performance of an index or outperform an index using risk-controlled enhanced indexing and allocation strategies. The Quantitative Advisers Group also manages the Merrill Lynch QA family of hedge funds, which are distributed primarily through direct sales to institutions and other sophisticated investors in the United States and through Merrill Lynch’s non-U.S. brokerage businesses to high-net-worth individuals. The Merrill Lynch QA hedge funds collectively held approximately $400 million in assets as of the end of 2002. The Quantitative Advisers Group also manages mutual funds for individual investors that pursue index and asset allocation strategies. At the end of 2002, the Quantitative Advisers Group managed a total of approximately $28 billion.

          The following two business activities, Global Banking and Research, are conducted through various business segments:

Global Banking Activities:

          In 2002, Merrill Lynch formed the Merrill Lynch Global Bank Group, through which the lending and deposit-taking businesses of the existing Merrill Lynch Bank Group, including Merrill Lynch Bank USA (MLBUSA) and Merrill Lynch Bank & Trust Co. (MLBT and with MLBUSA, the ML U.S. Banks), and Merrill Lynch’s international banks, including MLIB, MLCMBL, Merrill Lynch Bank (Suisse) S.A. and Merrill Lynch Bank and Trust Company (Cayman) Limited (MLBT Cayman), were brought under one common management team, improving consistency and efficiency. It is anticipated that the creation of the Global Bank Group will allow Merrill Lynch to leverage the experience gained through the creation and growth of the ML U.S. Banks, create uniformity in its approach to lending and apply stable bank deposit funding for key lending business initiatives across both GPC and GMI. GMI is responsible for managing the investment portfolio of the ML U.S. Banks and earns a spread on these activities. At year-end 2002, MLBUSA (including its subsidiaries, Merrill Lynch Credit Corporation and Merrill Lynch Business Financial Services Inc.) had total outstanding loans and unfunded loan commitments of approximately $42.6 billion.

          GMI Lending Activities

          Merrill Lynch’s lending activities in GMI include providing syndicated and bridge financing to corporate clients and providing standby or “backstop” credit in various forms (including lines of credit, bilateral credit facilities and standby letters of credit) to large institutional clients generally in connection with their commercial paper programs. Merrill Lynch offers its standby or “backstop” credit primarily through its affiliate, MLBUSA. These facilities are utilized typically as “backstop” liquidity to repay outstanding commercial paper as it matures or in the event of an inability to “rollover” its commercial paper. Lending activities outside the United States are conducted primarily through MLCMBL, MLIB and other Merrill Lynch affiliates.

          GPC Deposit Taking and Lending Services

          MLBUSA and MLBT are state-chartered depository institutions insured by the Federal Deposit Insurance Corporation (FDIC). MLBUSA originates and purchases secured and unsecured loans made to both individuals and business entities. Both banks offer certificates of deposit, transaction accounts and money market deposit accounts (including deposit accounts offered through the Merrill Lynch Banking bank deposit program for the CMA service, the Retirement Asset Savings ProgramSM for certain Merrill Lynch retirement accounts and a deposit account program offered for Merrill Lynch Direct accounts). They also issue VISA® cards.

          The ML U.S. Banks offer tiered deposit rates for certain deposit products based on the scope of the clients’ relationships with Merrill Lynch as defined by the value of the deposits and other assets in their accounts. The combined ML U.S. Banks’ deposits were approximately $66 billion at year-end 2002. The ML U.S. Banks’ deposits are invested primarily in a high credit quality investment securities portfolio, and in addition, are utilized by MLBUSA for its own lending activities and for the lending activities of its subsidiaries, including Merrill Lynch Credit Corporation and Merrill Lynch Business Financial Services Inc.

          MLIB, an authorized credit institution under the UK Financial Services and Markets Act 2000, provides collateralized lending, letter of credit and foreign exchange services to, and accepts deposits from, international private clients. It also provides global foreign exchange and lending services to institutional clients. In addition, it has a number of branch offices in which FAs are located who provide services to various GPC affiliated entities or their customers.

          Merrill Lynch Bank (Suisse) S.A. is a Swiss licensed bank, providing a full array of banking and brokerage products, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services to international private clients.

          Trust and Mortgage Activities

          Merrill Lynch provides personal trust, employee benefit trust and custodial services to clients in the United States. Trust services in the United States are provided by Merrill Lynch Trust Company, FSB, a federally chartered savings bank. Trust services outside of the United States are provided by MLBT Cayman, Merrill Lynch Trust Services S.A. and Merrill Lynch Corporate (New Zealand) Limited.

          Merrill Lynch Credit Corporation (MLCC), a wholly owned subsidiary of MLBUSA, headquartered in Jacksonville, Florida, offers a broad selection of real estate-based lending products enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate, fixed-to-adjustable-rate and fixed-rate mortgages throughout the United States, including LIBOR-based, interest-only loans (PrimeFirstSM mortgage), 100% financing with a securities-based pledge (Mortgage100SM), construction-to-permanent financing, home equity loans (Equity Access®) and lines of credit (OmegaSM credit line). These products are delivered primarily through a long-term “private-label” outsourcing arrangement with Cendant Mortgage Corporation (Cendant) in which Cendant performs substantially all of the origination processing functions on behalf of MLCC. Additionally, MLCC acquires a small portion of its loans pursuant to its correspondent lending program. Merrill Lynch employees remain engaged in the sales, marketing and distribution of MLCC mortgages and these financing solutions are offered to Merrill Lynch clients through Merrill Lynch’s FAs, the FAC and websites. In 2002, MLCC was a major participant in the residential jumbo mortgage market in the U.S. originating approximately $18 billion in residential mortgage loans and additionally acquiring approximately $2.8 billion of loans through its correspondent lending program. All of MLCC’s loans are serviced or sub-serviced by Cendant at its servicing headquarters located in Mt. Laurel, New Jersey.

          Business Financial Services

          Merrill Lynch, through both GPC and GMI, provides financing services to small-, medium- and large-sized businesses through Merrill Lynch Business Financial Services Inc. (MLBFS), a wholly owned subsidiary of MLBUSA.

          MLBFS provides qualifying small- and medium-sized business clients with short-term working capital financing through Working Capital Management Account (WCMA) commercial lines of credit. MLBFS also assists its qualifying business clients with their term lending, equipment and other commercial financing needs, including financing for owner-occupied commercial real estate. In 2002, MLBFS (exclusive of its Merrill Lynch Capital division) originated more than $2.5 billion in new commercial loans and commitments and, at the end of 2002, total outstanding loans and commitments held by MLBFS and its affiliates were more than $7.6 billion, of which approximately 98% were secured by personal property and other assets pledged by clients.

          MLBFS provides corporate finance, commercial real estate and equipment financing to qualifying medium- and large-sized business clients through Merrill Lynch Capital, a new business group and a division of MLBFS that was formed in June 2002. Merrill Lynch Capital originated more than $1.8 billion in new loans and commitments in 2002 of which approximately 98% were secured by personal property and other assets pledged by clients.

Research Services:

          The Global Securities Research & Economics Group provides equity, debt, foreign exchange and economic research services on a global basis to Merrill Lynch’s institutional and individual client sales forces and their customers. This group covers and distributes fundamental equity and fixed-income research, economic analyses, technical market and quantitative analyses, convertible securities research and investment strategy recommendations covering both equity and fixed-income markets.

          Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals in 19 countries cover approximately 2,500 companies. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch’s individual and institutional customers through their FAs and account executives and various electronic sources, including Merrill Lynch’s websites.

          During 2002, the research function at integrated broker-dealers was the subject of substantial regulatory and media attention. As a result of regulatory mandates and firm initiatives, Merrill Lynch enacted a number of new policies to enhance the quality of its research product including: modifying the compensation system for research analysts; forming a new Research Recommendations Committee; appointing a Research Compliance Monitor; adopting a new simplified securities rating system; and adding disclosure on research reports regarding potential conflicts of interest.

          The compensation system for research analysts was modified in June 2002 and provides that an analyst’s pay will be based on an evaluation of how the analyst’s insights and recommendations benefit investors. Measures used to evaluate analyst performance include the analyst’s industry expertise, the quality of the analyst’s research and performance of their recommendations, the quality of client service to individual and institutional investors and to Merrill Lynch sales personnel and the results of surveys and inputs from investor clients. Merrill Lynch’s Investment Banking Group does not have input into research analyst compensation.

          Additionally, in September 2002, the new rating system for equity securities became effective. The new simplified rating system offers investors three components to consider in assessing stocks: (1) the 0-to-12-month investment recommendation based on clearly defined levels of price appreciation potential; (2) the projected risk as measured by potential price volatility; and (3) the dividend outlook.

Significant Strategic Initiatives

          During 2001 and continuing into 2002, Merrill Lynch undertook a variety of actions to position the company for improved profitability and growth, including a detailed review of all businesses with a focus on improving profit margins and aligning capacity with the current business environment and opportunities for future growth. Merrill Lynch continually evaluates its businesses for profitability and performance under varying market conditions and, in light of changes in its competitive environment, for alignment with its long-term strategic objectives.

          As a result of this continuing review, Merrill Lynch refocused and consolidated its GPC business in Japan throughout 2002, consolidated its GPC branch offices in Europe, the Middle East and Asia Pacific, sold its GPC business in South Africa in March 2002, sold its Canadian retail investment management operations in January 2002 and eliminated certain overlaps of investment management activities between the U.S. and London offices of MLIM. Also, in January of 2002, Merrill Lynch sold its Securities Pricing Service business (SPS) to FT Interactive Data Corporation (FT) for $48 million. SPS provides information on global financial instruments and provides price evaluations on equity and fixed income securities. SPS clients (including mutual funds, banks and investment advisors) utilize these price evaluations to calculate net asset values and conduct investment research. Simultaneously with the sale of SPS, Merrill Lynch entered into an agreement with FT for the receipt of ongoing pricing services.

          In the future, opportunities may exist to realize further efficiencies, although it is anticipated that much of any savings realized going forward will be reinvested into priority growth initiatives and necessary incremental expenses. Priority growth initiatives are currently anticipated to include foreign exchange, derivatives and prime brokerage for GMI, private wealth, retirement and small business banking services for GPC and third party distribution in Europe and the United States and alternative investment products for MLIM. Necessary incremental expenses are currently anticipated to include compliance with the Patriot Act and contingency planning.

Competition

          All aspects of Merrill Lynch’s business are intensely competitive, particularly underwriting, trading and advisory activities, and have been affected by consolidation within the financial services industry and by the entry of several new and non-traditional competitors, such as commercial banks, insurance companies and online financial services providers.

Merrill Lynch competes for clients, market share and human talent in every aspect of its business.

          Merrill Lynch competes directly on a global basis with other U.S. and non-U.S. trading, investment banking and financial advisory service firms and brokers and dealers in securities and futures. It also competes with commercial banks and their affiliates in these businesses, particularly in its derivatives and capital markets businesses. Many of Merrill Lynch’s non-U.S. competitors may have competitive advantages in their home markets. Merrill Lynch’s competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. governmental policies.

          Through its subsidiaries and affiliates, Merrill Lynch also competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks and trust companies and other institutions. Merrill Lynch competes for individual and institutional clients on the basis of price, the range of products that it offers, the quality of its services, its financial resources and product and service innovation. Merrill Lynch’s insurance businesses operate in highly competitive environments. Many insurance companies, both stock and mutual, are more established and possess greater financial resources and agency relationships than Merrill Lynch’s insurance subsidiaries.

          In the financial services industry, there is significant competition for qualified employees. Merrill Lynch faces competition for qualified employees from both traditional and non-traditional competitors, including commercial banks, insurance companies, online financial services providers and private equity funds. Merrill Lynch’s ability to compete effectively in its businesses is substantially dependent on its continuing ability to attract, retain and motivate qualified employees, including successful FAs, investment bankers, trading professionals and other revenue-producing or experienced personnel.

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

Regulation

          Certain aspects of Merrill Lynch’s business, as with that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (SEC), the Commodity Futures Trading Commission (CFTC), the FDIC, the Municipal Securities Rulemaking Board (MSRB), the State of New York Banking Department (NYSBD) and the Office of Thrift Supervision (OTS). Outside the United States, these regulators include the Financial Services Authority (FSA) in the United Kingdom, which in 2001 assumed the regulatory responsibilities of the Securities and Futures Authority, the Personal Investment Authority and the Investment Management Regulatory Organization; the Central Bank of Ireland; the Federal Banking Supervisory Authority in Germany; the Commission Bancaire Comite des Establissements de Credit des Enterprises d’Investissement and the Conseil des Marches

Financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange; the Japanese Financial Supervisory Agency; the Monetary Authority of Singapore; the Office of Superintendent of Financial Institutions in Canada; the Canadian Securities Administrators; the Securities Commission in Argentina; the Securities Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

          Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. government and governmental regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch. Certain of the operations of Merrill Lynch are subject to compliance with privacy regulations enacted by the U.S. Federal and state governments, the European Union, other jurisdictions and/or enacted by the various self-regulatory organizations or exchanges.

United States Regulatory Oversight and Supervision:

          MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as securities exchanges (including The New York Stock Exchange, Inc. (NYSE)) and the National Association of Securities Dealers, Inc. (NASD). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S and the MLIM entities, are registered as investment advisers with the SEC.

          The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (Exchange Act) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch affiliates. Additional information regarding certain net capital requirements is set forth in Note 18 to the Consolidated Financial Statements on page 83 of the 2002 Annual Report.

          Certain Merrill Lynch subsidiaries are also subject to the risk assessment rules adopted by the SEC under the Market Reform Act of 1990 which requires, among other things, that certain broker-dealers maintain and preserve records and other information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operating condition of the broker-dealer.

          Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client fund and securities and the conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers or its employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

          Additionally, broker-dealers and certain other financial institutions are subject to the USA PATRIOT Act of 2001, which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires broker-dealers and other financial institutions to establish anti-money laundering compliance programs which must include policies and procedures to verify client identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Merrill Lynch has established policies, procedures and systems designed to comply with these new regulations. Compliance with the Act may result in additional financial expenses for financial institutions, including Merrill Lynch, and may subject firms to additional liability.

          Aspects of Merrill Lynch’s public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and certain related regulations and rules proposed and/or adopted by the SEC and the NYSE. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that Merrill Lynch’s financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off-balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the audit committee of our Board of Directors includes a financial expert. NYSE proposed rules include: requiring the adoption of corporate governance guidelines and a code of business conduct; having the Chief Executive Officer and Chief Financial Officer certify compliance with NYSE corporate governance standards; tightening the criteria for determining director independence and audit committee member independence; requiring that a majority of the directors be independent; and increasing the authority and responsibilities of the audit committee.

          In response to regulatory initiatives regarding research practices, Merrill Lynch formed a Research Recommendations Committee in 2002 to promote the objectivity and integrity of the research recommendation process and to ensure that U.S. based equity recommendations are based on a rigorous analytical framework. In September 2002, Merrill Lynch appointed a Compliance Monitor to ensure compliance with the terms of Merrill Lynch’s agreement with the New York State Attorney General and to address issues of actual or perceived conflicts of interest affecting research. Additionally, throughout the year, Merrill Lynch added disclosure on research reports to provide investors with additional information about potential conflicts of interest that might arise from the firm’s investment banking or other business relationships with companies covered in research reports.

          The SEC, various banking regulators, the Financial Accounting Standards Board and Congress, among others, have launched a number of initiatives which have the effect of increasing regulation and requiring greater disclosure of financial instruments, including derivatives positions and activities. Merrill Lynch, along with certain other major U.S. securities firms, has implemented a voluntary oversight framework to address issues related to capital, management controls and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed its Risk Oversight Committee as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative. See “Risk Management” on page 32 of Management’s Discussion and Analysis in the 2002 Annual Report.

          MLPF&S and MLPCC are registered futures commission merchants and, as such, are regulated by the CFTC and the National Futures Association (NFA). The CFTC and the NFA impose net capital requirements on these companies. In addition, these companies are subject to the rules of the futures exchanges and clearing associations of which they are members.

          Each of MLIM Alternative Strategies LLC and Merrill Lynch Investment Managers LLC is registered with the CFTC as a commodity pool operator and a commodity trading advisor and each is a member of the NFA in such capacities.

          MLGSI is subject to regulation by the NASD and, as a member of the Chicago Board of Trade, is subject to the rules of that exchange. It is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch’s municipal finance professionals are subject to various trading and underwriting regulations of the MSRB.

          Merrill Lynch’s banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the State of New Jersey and by the FDIC.

          MLBUSA is regulated primarily by the State of Utah and by the FDIC. MLBFS and MLCC are wholly-owned subsidiaries of MLBUSA, and certain of their activities are regulated and subject to examination by the FDIC and the Utah Department of Financial Institutions. In addition to Utah and the FDIC, MLCC is also licensed or registered to conduct its lending activities in 30 other jurisdictions and MLBFS is licensed or registered in eight jurisdictions, subjecting each to regulation and examination by the appropriate authorities in those jurisdictions. Merrill Lynch Trust Company, FSB, a federal savings bank, is subject to regulation by the OTS and, in addition, is an investment adviser subject to regulation by the SEC.

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

Non-U.S. Regulatory Oversight and Supervision:

          Merrill Lynch’s business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where it has established an office. Certain Merrill Lynch subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the United States are regulated by various governmental entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities.

          Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission and the NYSBD. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking. Banco Merrill Lynch S.A. is also regulated by the Brazilian Central Bank. Additionally, Merrill Lynch Reinsurance Solutions

Ltd. and Merrill Lynch Credit Reinsurance Limited, subsidiaries engaged in insurance, reinsurance and financial products activities, are regulated by the Bermuda Registrar of Companies.

          MLI and MLIB are regulated and supervised in the United Kingdom by the FSA and in other jurisdictions, by local regulators. MLCMBL, which engages in the derivatives business, is regulated by the Central Bank of Ireland. MLIB and MLCMBL are also subject to regulation by the NYSBD. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investment Commission or the Australian Prudential Regulation Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the Financial Supervisory Agency as well as other Japanese regulatory authorities. Merrill Lynch Phatra Securities is regulated primarily by the Securities and Exchange Commission of Thailand and the Stock Exchange of Thailand.

          Merrill Lynch Canada Inc. is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.

          The business of MLIM Limited and other non-U.S. investment advisors is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are regulated by the FSA and, in other jurisdictions, by local regulators.

          Merrill Lynch’s activities in Mexico, Brazil and Argentina are regulated by their respective securities commissions and exchanges as well as other regulatory authorities.

Item 2.	Properties

          Merrill Lynch has offices in various locations throughout the world. Other than those described below as being owned, substantially all Merrill Lynch offices are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is the location and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities support various Merrill Lynch business segments, other than the property on King William Street in London referred to below which is utilized solely by MLIM. Information regarding Merrill Lynch’s property lease commitments is set forth in “Leases” in Note 14 to the Consolidated Financial Statements in the 2002 Annual Report.

Principal Facilities in the United States:

          Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in The City of New York. Merrill Lynch affiliates lease the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in the North Tower. As of December 2002, Merrill Lynch occupies the entire North Tower and approximately 20% of the South Tower.

          In The City of New York, MLPF&S leases 662,000 square feet in lower Manhattan. The lease for these premises expires in 2007. Merrill Lynch occupies 70% of a 760,000 square foot building at 222 Broadway that is owned by a Merrill Lynch subsidiary; as third party leases expire, Merrill Lynch intends to occupy the entire building. In New Jersey, a Merrill Lynch affiliate owns a 389,000 square foot hotel, conference and training center and a 669,000 square foot office building in Plainsboro. Another Merrill Lynch affiliate owns a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset that was vacated in 2001 and is currently being marketed for sale. MLPF&S holds a 590,000 square foot lease at 101 Hudson Street in Jersey City, which expires in 2007 if certain renewal rights are not exercised. A Merrill Lynch affiliate owns and occupies facilities of 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. These facilities consolidated existing operations and allow for potential future expansion. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings (a large portion of one is leased to a third party) and a 70-acre campus in Englewood, Colorado with two buildings that were closed in June 2002. The Colorado property and buildings are currently being marketed for sale.

Principal Facilities Outside the United States:

          Merrill Lynch occupies various sites in London. In 1998, Merrill Lynch purchased a freehold site in the City of London. Construction of a new 560,000 square foot headquarters complex (known as Merrill Lynch Financial Centre) on this site was completed in 2001 and employees began occupying it in May 2001. Merrill Lynch occupies all of this new headquarters facility which replaced a facility on Ropemaker Place that was returned to the landlord in April 2002. Merrill Lynch holds a lease of 137,000 square feet on 33 King William Street expiring in 2014 and a lease of 74,000 square feet on 33 Chester Street expiring in 2006. In addition, Merrill Lynch occupies leased support facilities of 204,000 square feet at Farringdon Road expiring in 2015. In April 2001, Merrill Lynch entered into a commitment to lease 350,000 square feet in Tokyo to house Merrill Lynch’s new headquarters in Japan. This building is under construction and it is expected to be occupied in 2004. It is planned that the new headquarters will replace certain other leased facilities in Tokyo.

Item 3.	Legal Proceedings

          ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in various legal actions and arbitration proceedings arising in connection with the operation of ML & Co.’s businesses. These include the following:

IPO Allocation Class Actions:

          Between March and December 2001, purported class actions involving the allocation of securities in initial public offerings (IPOs) were brought against over a thousand defendants, including Merrill Lynch, in the United States District Court for the Southern District of New York. On April 19 and 20, 2002, plaintiffs filed amended consolidated securities law complaints against the defendants, including Merrill Lynch. As amended, the consolidated complaints allege that investment firms, including Merrill Lynch, violated securities laws by allegedly requiring or inducing customers who were allocated IPO securities to pay back some of their profits in the form of higher commissions and/or to buy the IPO securities in the aftermarket. The complaints also allege that research issued by the financial services firms, including Merrill Lynch, improperly increased the prices of the IPO securities in the aftermarket. The complaints seek unspecified damages and other relief. Approximately 108 of the more than 300 amended consolidated complaints name Merrill Lynch as one of the defendants, which is based on its involvement as one of the underwriters for the issuers named in each of those complaints. A similar action is pending which alleges violations of the antitrust laws. The underwriter defendants, including Merrill Lynch, filed motions to dismiss. On or about February 19, 2003, the motion to dismiss the consolidated securities law complaints was denied. The motion to dismiss the antitrust action is pending.

Research Class Actions/ Investigations:

          Since April 2002, approximately 170 class actions have been filed against various Merrill Lynch-related entities, including ML & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Canada Inc., FAM Distributors, Inc., Fund Asset Management, L.P., Merrill Lynch B2B Internet HOLDRS Trust, Merrill Lynch Internet Infrastructure HOLDRS Trust, Merrill Lynch Internet Architecture HOLDRS Trust, Merrill Lynch Internet Strategies Fund Inc., Merrill Lynch Global Technology Fund, Inc. and the Merrill Lynch Focus Twenty Fund Inc., challenging the independence and objectivity of Merrill Lynch’s research recommendations and related disclosures. Almost all of the complaints are pending in the United States District Court for the Southern District of New York. The complaints seek unspecified damages and other relief. Many of these class actions make virtually identical allegations, and we expect that they will eventually be consolidated into approximately 30 separate actions. Merrill Lynch expects to file a motion to dismiss these actions.

          In December 2002, Merrill Lynch joined with nine other major financial services institutions in a settlement-in-principle with the U.S. Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange to resolve matters arising from their research-related inquiries, including inquiries into potential conflicts that may arise from the relationship between research and investment banking within securities firms. This settlement-in-principle calls for Merrill Lynch, among other things, to contribute $100 million for the funding of independent research and investor education over the next five years but does not require Merrill Lynch to pay any fines or make any additional civil payments. Earlier in the year, Merrill Lynch agreed to pay $100 million to settle allegations by the Attorney General of the State of New York challenging the independence of its research. Additional information with respect to this matter is disclosed in Note 3 to the Consolidated Financial Statement on pages 59 to 60 of the 2002 Annual Report.

Enron Actions/ Investigations:

          On April 8, 2002, Merrill Lynch and others were added as defendants in two class actions related to the collapse of Enron Corp., which filed for protection under U.S. bankruptcy laws on or about December 2, 2001. The cases are pending in the United States District Court for the Southern District of Texas, and each case names more than seventy defendants. One of the cases is brought on behalf of investors who purchased Enron debt or equity securities on or after October 1, 1998. The other is brought on behalf of 24,000 Enron employees who were participants in the Enron Corp. Savings Plan, the Enron Corp. Employee Stock Ownership Plan or the Cash Balance Plan, or who received “phantom stock” as compensation. Merrill Lynch underwrote securities for Enron, served as private placement agent for an Enron-related partnership known as LJM2, issued research related to Enron and engaged in other transactions involving Enron. Plaintiffs allege that as a result of these and other activities related to Enron, Merrill Lynch engaged in securities fraud and violations of the Racketeer Influenced and Corrupt Organizations Act. Merrill Lynch, along with other defendants, has filed motions to dismiss these actions. On December 20, 2002, the Court denied most of the motions to dismiss, including the motion filed by Merrill Lynch, in the investor action. The motion to dismiss the employee action is pending.

          Numerous other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities, including actions by state pension plans and other state investment entities that purchased Enron securities and actions by other purchasers of Enron securities.

          Merrill Lynch, along with other investment banks, has received inquiries and requests for information from Congressional committees, governmental and regulatory agencies and others regarding certain transactions and business relationships with Enron and related entities. We continue to cooperate with these governmental and regulatory agencies and bodies reviewing Enron’s activities. On February 20, 2003, Merrill Lynch agreed with the staff of the Securities and Exchange Commission to a settlement-in-principle resolving the Commission’s investigation regarding two transactions between Merrill Lynch and Enron in 1999. Without admitting or denying any wrongdoing, Merrill Lynch would consent to an injunction enjoining it from violations of the anti-fraud provisions of the federal securities laws. This settlement would conclude the SEC’s investigation into Enron-related matters with respect to Merrill Lynch. Under the settlement, Merrill Lynch would pay a total of $80 million in disgorgement, penalties and interest. Merrill Lynch recorded this payment in its fourth quarter 2002 financial results, as it represented a subsequent event according to accounting principles. The agreement is subject to the drafting of settlement papers and Commission authorization.

IPO Underwriting Spread Litigation:

          Merrill Lynch is one of approximately two dozen defendants that have been named in purported class actions alleging that underwriters conspired to fix the “fee” paid to purchase initial public offering securities at 7% in violation of antitrust laws. These actions are pending in the United States District Court for the Southern District of New York. On February 9, 2001, the district court dismissed the action brought by the investor plaintiffs, but not the action brought by issuer plaintiffs. On December 13, 2002, the Second Circuit reversed the dismissal of the action brought by the investor plaintiffs and remanded for further proceedings. Merrill Lynch plans to file a new motion to dismiss the action. An earlier investigation by the Department of Justice into related practices was closed without action.

Global Crossing Class Action:

          On or about January 28, 2003, Merrill Lynch was named as one of several dozen defendants in a purported class action captioned In re Global Crossing, Ltd. Securities Litigation, which is pending in federal court in the Southern District of New York. The complaint alleges that the defendants, including Merrill Lynch, violated the federal securities laws in connection with the purchase and sale of securities of Global Crossing between February 1, 1999 and January 28, 2002. Global Crossing is in bankruptcy. Merrill Lynch intends to file a motion to dismiss or an answer denying the allegations in the complaint.

Allegheny Energy Litigation:

          On September 24, 2002, Merrill Lynch filed an action in federal court in the Southern District of New York against Allegheny Energy, Inc. (Allegheny). The complaint alleges that Allegheny owes Merrill Lynch the final $115 million payment in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York. Based on alleged misrepresentations by Merrill Lynch, the complaint seeks rescission of Allegheny’s purchase of the energy business and assets from Merrill Lynch, damages alleged to be in excess of $605 million and other relief.

Unilever Case:

          In December 2001, Merrill Lynch settled an action brought by the Unilever Superannuation Trustees Limited as corporate trustee of the Unilever Fund in the Commercial Division of the High Court in London, England. The plaintiff alleged that Mercury Asset Management Ltd. (Mercury), which Merrill Lynch acquired in December 1997, had invested assets of the fund negligently between January 1997 and March 1998. The matter was settled without any finding or admission of liability. On August 6, 2002, Merrill Lynch reached an out-of-court settlement with J Sainsbury PLC, which claimed that Mercury had invested assets of its pension fund improperly. Merrill Lynch is in discussions with a small number of other former Mercury clients related to potential claims that they may assert, principally related to 1997 investments.

Shareholder Derivative Actions:

          In the shareholder derivative actions discussed below, ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. Any recovery obtained by plaintiffs would be for the benefit of ML & Co.

          Miller v. Schreyer, et al., a consolidated derivative action instituted October 11, 1991 in the Supreme Court of the State of New York, New York County, alleges, among other things, breach of fiduciary duty against certain present or former ML & Co. directors, and against Transmark USA, Inc. and one of its principals in connection with securities trading transactions that occurred at year-end 1984, 1985, 1986 and 1988 between subsidiaries of ML & Co. and a subsidiary of Transmark USA, Inc., Guarantee Security Life Insurance Company, which was later liquidated. Damages in an unspecified amount are sought. The matter is now in limited discovery and Merrill Lynch’s motion to dismiss is pending.

          Spear v. Conway, et al., a derivative action instituted on or about August 1, 2002, in the Supreme Court of the State of New York, County of Kings, alleges breach of fiduciary duty by ML & Co. directors in connection with, among other things, allegedly failing to establish internal controls sufficient to ensure that the company’s business activities were carried out in a lawful manner. The complaint alleges the breach in connection with Merrill Lynch’s research practices, as well as in connection with its Enron-related business activities. Damages in an unspecified amount are sought. Merrill Lynch has filed a motion to dismiss the action, which is pending.

          Fink v. Komansky, et al., a derivative action instituted on or about January 17, 2003 in the United States District Court for the Southern District of New York, alleges breach of fiduciary duty by ML & Co. directors in connection with Merrill Lynch’s involvement with Enron. Damages in an unspecified amount are sought. Merrill Lynch intends to file a motion to dismiss the action.

Other:

          Merrill Lynch also has been named as a defendant in various other legal actions, including arbitrations, class actions and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices that began in 2000 has resulted in increased legal actions against many firms, including Merrill Lynch and will likely result in higher professional fees and litigation expenses than those incurred in the past.

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

          Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties, injunctions or fines. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, any of the actions described above that have not already been dismissed or settled. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to us as of the date of this report, that the resolution of the above actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may have an impact on ML & Co.’s credit ratings.

Item 4.	Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the 2002 fourth quarter.

EXECUTIVE OFFICERS OF MERRILL LYNCH & CO., INC.

          The following table sets forth the name, age, present title, principal occupation and certain biographical information for the past five years for ML & Co.’s executive officers, all of whom have been elected by the ML & Co. Board of Directors. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.’s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify or until their earlier resignation or removal.

David H. Komansky (63)

Chairman of the Board since April 1997, retiring immediately following the 2003 Annual Meeting of Shareholders on April 28, 2003; Chief Executive Officer from December 1996 to December 2002; President and Chief Operating Officer from January 1995 to April 1997.

E. Stanley O’Neal (51)

Chairman of the Board-elect since July 2002; Chief Executive Officer since December 2002; President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client Group (recently integrated with the International Private Client Group to form Global Private Client) from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000; Co-Head of Global Markets and Investment Banking from April 1997 to March 1998; Managing Director and Head of Global Capital Markets Group from April 1995 to April 1997.

Rosemary T. Berkery (49)

Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client Group Marketing and Investments from June 2000 until September 2001; Co-Director of Global Securities Research and Economics Group from April 1997 to June 2000; Senior Vice President and Associate General Counsel from 1995 to April 1997.

Robert C. Doll (48)

Senior Vice President since April 2002; Chief Investment Officer and President of Merrill Lynch Investment Managers (MLIM) since September 2001; Co-Head MLIM Americas from November 1999 to September 2001; Chief Investment Officer for Equities for MLIM Americas from June 1999 to November 1999; prior to joining Merrill Lynch, Chief Investment Officer of Oppenheimer Funds, Inc. from 1998 to June 1999.

Ahmass L. Fakahany (44)

Executive Vice President since December 2002; Chief Financial Officer since November 2002; Chief Operating Officer for Global Markets and Investment Banking from October 2001 to November 2002; Senior Vice President and Finance Director from December 1998 to October 2001.

James P. Gorman (44)

Executive Vice President since July 1999; President of Global Private Client since September 2001; Head of U.S. Private Client Relationship Group from May 2000 to September 2001; Chief Marketing Officer from July 1999 to May 2000; Joined Merrill Lynch in July 1999. Prior to joining Merrill Lynch, Senior Partner, Financial Institutions Practice of McKinsey & Company, Inc. from 1997 to July 1999 and Partner, Financial Institutions Practice of McKinsey & Company, Inc. from 1992 to 1997.

Thomas H. Patrick (59)

Executive Vice Chairman, Finance and Administration since November 2002; Executive Vice President from July 1989 to November 2002; Chief Financial Officer from February 2000 to November 2002; Chairman of Special Advisory Services from March 1993 to February 2000.

Arshad R. Zakaria (41)

Executive Vice President since October 2001; President of Global Markets and Investment Banking since February 2003; Co-President of Global Markets and Investment Banking from October 2001 to February 2003; Senior Vice President and Head of Corporate Risk Management from May 2000 to October 2001; Managing Director and Head of Corporate Finance Group from March 1999 to May 2000; Managing Director and Chief Operating Officer of Corporate Finance Group from May 1996 to March 1999.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

          The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also listed on the Chicago Stock Exchange, Pacific Exchange, Paris Stock Exchange, London Stock Exchange and Tokyo Stock Exchange. Information relating to the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of common stock, and the frequency and amount of any cash dividends declared for the two most recent fiscal years, is set forth under the captions “Dividends Per Common Share” and “Stockholder Information” on page 85 of the 2002 Annual Report and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

          Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table “Selected Financial Data” on page 12 of the 2002 Annual Report (excluding for this purpose the financial ratio, leverage and employee information set forth under the headings “Financial Ratios” and “Other Statistics”). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 42 to 84 of the 2002 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 13 to 40 of the 2002 Annual Report under the caption “Management’s Discussion and Analysis” and is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 42 to 84 of the 2002 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Quantitative and qualitative disclosure about market risk is set forth on pages 33 to 34 of the 2002 Annual Report under the caption “Management’s Discussion and Analysis” and in Note 7 to the Consolidated Financial Statements, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

          The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 2002 Annual Report on pages 42 to 84, and are incorporated herein by reference. In addition, the information on page 85 of the 2002 Annual Report under the caption “Quarterly Information” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          Information relating to Directors of the Registrant is set forth under the caption “Election of Directors” on pages 6 to 9 of ML & Co.’s Proxy Statement dated March 14, 2003 for its 2003 Annual Meeting of Shareholders to be held on April 28, 2003 (2003 Proxy Statement) and is incorporated herein by reference. Information relating to ML & Co.’s executive officers is set forth at the end of Part I of this Form 10-K on pages 28 and 29 under the caption “Executive Officers of Merrill Lynch & Co., Inc.” Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 45 of the 2003 Proxy Statement.

Item 11.	Executive Compensation

          Information relating to ML & Co. executive officer and director compensation set forth on pages 25, 26 and 32 to 41 of the 2003 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on page 31 of the 2003 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on page 30 of the 2003 Proxy Statement is incorporated herein by reference. Information concerning compensation plans under which ML & Co. equity securities are authorized for issuance is as follows:

          The table below outlines the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

          Merrill Lynch has three shareholder approved plans — the Long-Term Incentive Compensation Plan for executive officers (for stock grants made to executive officers) (LTICP-Executive), the Equity Capital Accumulation Plan (for restricted share grants made to a broad group of employees) (ECAP) and the Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan (Employee Stock Purchase Plan).

          Merrill Lynch has adopted stock compensation plans that are used to compensate non-executive employees — the Financial Advisor Capital Accumulation Award Plan (stock based compensation to the financial advisor population) (FACAAP) and the Long-Term Incentive Compensation Plan for Managers and Producers (for stock grants made to key managers and producers) (LTICP-M&P). Merrill Lynch is seeking approval at its 2003 Annual Meeting of Shareholders of the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan, which will be the successor to LTICP-M&P, a broad-based stock compensation plan approved by the Board of Directors in 1996. Information about the proposed plan is included on pages 10 through 17 of the 2003 Proxy Statement.

          Merrill Lynch has also adopted the Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Non-Employee Director Plan) which provides for the issuance of deferred stock units and non-qualified stock options to the Merrill Lynch non-employee directors as compensation for their director services.

          The information presented in the table is as of February 28, 2003.

			(C)
	(A)	(B)	Securities that remain
	Securities issuable on	Weighted average exercise	available for issuance
	exercise of outstanding	price of outstanding	under Plans (excluding
Equity Compensation	options, warrants and	options, warrants and	securities reflected in
Plan Category	rights(2)	rights	column (A))

Plans approved by shareholders	41,505,132	$24.142	73,623,526
Plans not approved by shareholders(1)	193,736,201	$46.235	65,872,720
Total	235,241,333	$42.336	139,496,246 (3)

(1)	These plans are (i) FACAAP, (ii) LTICP-M&P and (iii) the Non-Employee Director Plan. The material features of these plans are described in Note 16 to the Consolidated Financial Statements included in the 2002 Annual Report and are incorporated herein by reference. Those descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents that are exhibits to this Form 10-K.

(2)	Merrill Lynch has also made the following grants under its stock compensation plans that remain outstanding as of February 28, 2003: 47,306,106 units (payable in stock) under FACAAP that vest over an 8-10 year period and 43,495,941 Restricted Shares and Restricted Units granted under LTICP- Executive and LTICP-M&P.

(3)	This amount includes: 36,193,014 shares available under LTICP-Executive; 44,595,539 shares available under LTICP-M&P; 10,851,604 shares available under ECAP; 26,578,908 shares available under the Employee Stock Purchase Plan; 20,628,614 shares available for issuance under FACAAP; and 648,567 shares available for issuance under the Non-Employee Director Plan.

Item 13. Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions set forth under the caption “Certain Transactions” on page 42 of the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

          In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:
	1.	Consolidated Financial Statements

The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the 2002 Annual Report.

	2.	Financial Statement Schedule

The financial statement schedule required to be filed hereunder is listed on page F-1 hereof and the schedule included herewith appears on pages F-2 through F-8 hereof.

	3.	Exhibits

Certain exhibits were previously filed by Merrill Lynch as exhibits to other reports or registration statements and are incorporated herein by reference as indicated parenthetically below. ML & Co.’s Exchange Act file number is 001-07182. For convenience, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Registration Statements on Form S-3 are designated herein as “10-Q,” “10-K,” “8-K” and “S-3,” respectively.

Articles of Incorporation and By-Laws
		3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit (3)(i) to 10-Q for the quarter ended March 30, 2001 (First Quarter 2001 10-Q)).

		3.2	By-Laws of ML & Co., effective as of December 2, 2002 (Exhibit (3) to 8-K dated December 2, 2002).

Instruments Defining the Rights of Security Holders, Including Indentures
ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1	Senior Indenture dated as of April 1, 1983, as amended and restated as of April 1, 1987 between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (1983 Senior Indenture) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 1999 10-K for fiscal year ended December 29, 1999 (1999 10-K)).

4.2	Sixth Supplemental Indenture dated as of October 25, 1993 to the 1983 Senior Indenture (filed as Exhibit 4(ii) to 1999 10-K).

4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture dated as of September 1, 1998 between ML & Co. and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) (Exhibit 4(a) to 8-K dated October 21, 1998).

4.4	Senior Indenture dated as of October 1, 1993 between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (1993 Senior Indenture)(Exhibit (4)(iv) to 10-K for fiscal year ended December 25, 1998 (1998 10-K)).

4.5	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank N.A.) (Exhibit 4(a) to 8-K dated July 2, 1998).

4.6	Form of certificate representing Preferred Stock of ML & Co. (Exhibit 4(d) to S-3 (file no. 33-55363)).

4.7	Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (filed as Exhibit (3)(i)(c) to 1999 10-K).

4.8	Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A., as Depositary, and the holders from time to time of the Depositary Receipts (filed as Exhibit (3)(i)(e) to 1999 10-K).

4.9	Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts
10.1†	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to Second Quarter 1999 10-Q).

10.2†	Written description of retirement programs for non-employee directors (page 20 of ML & Co.’s Proxy Statement for the 2002 Annual Meeting of Stockholders contained in ML & Co.’s Schedule 14A filed on March 15, 2002).

10.3†	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10(x) to 10-K for fiscal year ended December 29, 1995).

10.4	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).

10.5†	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).

10.6†	Written description of ML & Co.’s compensation policy for executive officers and directors (pages 13 to 15 and page 20 of ML & Co.’s Proxy Statement for the 2002 Annual Meeting of Stockholders contained in ML & Co.’s Schedule 14A filed on March 15, 2002).

10.7	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).

10.8	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).

10.9	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).

10.10	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).

10.11	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).

10.12	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-15035)).

10.13	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-59143)).

10.14†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (1996 10-K)).

10.15†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (1997 10-K)).

10.16†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 1997 10-Q for the quarter ended March 28, 1997).

10.17†	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).

10.18†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).

10.19†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

10.20†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

10.21†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997 (Third Quarter 1997 10-Q)).

10.22†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998 (Third Quarter 1998 10-Q)).

10.23†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).

10.24†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 2001 10-K for the fiscal year ended December 28, 2001 (2001 10-K).

10.25†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).

10.26†*	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees.

10.27†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

10.28†	Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10 (xxxii) to 1996 10-K).

10.29†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).

10.30†*	Merrill Lynch Financial Advisor Capital Accumulation Award Plan.

10.31†	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10 to 10-Q for the quarter ended March 30, 2001).

10.32†	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).

10.33†	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001 (Second Quarter 2001 10-Q)).

10.34†	Executive Annuity Agreement dated as of January 27, 1997 by and between ML & Co. and David H. Komansky (Exhibit 10(xxxi) to 1996 10-K).

10.35†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).

12*	Statement re: computation of ratios.

13*	Excerpt of 2002 Annual Report to Shareholders.

21*	Subsidiaries of ML & Co.

23*	Consent of Independent Auditors, Deloitte & Touche LLP.

Additional Exhibits

99.1*	Opinion of Deloitte & Touche LLP with respect to the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, which is included in Exhibit 12.

99.2*	Opinion of Deloitte & Touche LLP with respect to certain information in the Selected Financial Data, which is incorporated by reference in Part II, Item 6.

99.3*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5*	Charter of the Audit Committee of the ML & Co. Board of Directors.

99.6*	Charter of the Finance Committee of the ML & Co. Board of Directors.

99.7*	Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors.

99.8*	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors.

99.9*	Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors.

99.10*	ML & Co. Corporate Governance Guidelines.

99.11*	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees.

* Filed herewith
† Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 2002 with the Commission under the caption “Item 5. Other Events:”

	1.	Current Report on Form 8-K dated October 1, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s 8% Callable STock Return Income DEbt Securities due October 1, 2004.

2.	Current Report on Form 8-K dated October 16, 2002 for the purpose of filing Merrill Lynch & Co.’s Preliminary Unaudited Earnings Summary for the three and nine-month periods ended September 27, 2002.

3.	Current Report on Form 8-K dated October 17, 2002 for the purpose of reporting ratings actions taken by Standard & Poor’s Rating Services.

4.	Current Report on Form 8-K dated October 25, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s Strategic Return Notes Linked to the Select Ten Index due October 25, 2007.

5.	Current Report on Form 8-K dated October 29, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s 8% Callable STock Return Income DEbt Securities due October 29, 2004.

6.	Current Report on Form 8-K dated November 1, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007.

7.	Current Report on Form 8-K dated November 18, 2002 for the purpose of announcing Thomas H. Patrick as Executive Vice Chairman and Ahmass L. Fakahany as Chief Financial Officer of Merrill Lynch & Co.

8.	Current Report on Form 8-K dated November 18, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s 7% Callable STock Return Income DEbt Securities due November 18, 2004.

9.	Current Report on Form 8-K dated November 29, 2002 for the purpose of filing the form of Merrill Lynch & Co.’s Market Recovery Notes Linked to the Dow Jones Industrial Average due January 31, 2005.

10.	Current Report on Form 8-K dated December 2, 2002 for the purpose of filing the By-Laws of Merrill Lynch & Co., reflecting amendments to Article V, Sections 1, 2, 6-7, 9-12 and 15, effective as of December 2, 2002.

11.	Current Report on Form 8-K dated December 24, 2002 for the purpose of announcing Merrill Lynch & Co.’s settlement-in-principle with the U.S. Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange to resolve matters arising from their research related inquiries.

MERRILL LYNCH & CO., INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(A)(1) AND 14(A)(2)

Page Reference

		2002 Annual
		Report to
	Form 10-K	Stockholders

Consolidated Financial Statements

Independent Auditors’ Report		42
Consolidated Statements of Earnings		43
Consolidated Balance Sheets		44-45
Consolidated Statements of Changes in Stockholders’ Equity		46
Consolidated Statements of Comprehensive Income		47
Consolidated Statements of Cash Flows		48
Notes to Consolidated Financial Statements		49-84

Financial Statement Schedule

Schedule I - Condensed Financial Information of Registrant	F-2 to F-7
Condensed Statements of Earnings	F-2
Condensed Balance Sheets	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5 to F-7
Independent Auditors’ Report	F-8

Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:
(i) Selected Financial Data		12
(ii) Management’s Discussion and Analysis		13-40
(iii) Quarterly Information		85

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 2002 Annual Report to Stockholders, which are incorporated herein by reference.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF EARNINGS
(dollars in millions)

	Year Ended Last Friday in December

	2002	2001	2000

REVENUES
Interest (principally from affiliates)	$1,865	$3,397	$5,314
Management service fees (from affiliates)	444	448	448
Other	15	14	16

Total Revenues	2,324	3,859	5,778
Interest Expense	1,838	3,694	5,401

Net Revenues	486	165	377

NON-INTEREST EXPENSES
Compensation and benefits	387	316	435
Restructuring and other charges	57	239	—
September 11 related	(55)	71	—
Other	306	375	605

Total Non-Interest Expenses	695	1,001	1,040

EQUITY IN EARNINGS OF AFFILIATES	2,626	1,095	4,127

EARNINGS BEFORE INCOME TAXES	2,417	259	3,464
Income Tax Benefit	96	314	320

NET EARNINGS	$2,513	$573	$3,784

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(202)	(23)	45

COMPREHENSIVE INCOME	$2,311	$550	$3,829

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$2,475	$535	$3,745

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 27,	December 28,
	2002	2001

ASSETS
Cash and cash equivalents	$939	$822
Cash pledged as collateral	375	—
Investment securities	7,569	2,392
Loans to, receivables from and preference securities of affiliates	73,825	80,621
Investments in affiliates, at equity	25,194	22,238
Equipment and facilities (net of accumulated depreciation and amortization of $236 in 2002 and $201 in 2001)	109	120
Other receivables and assets	4,982	3,232

TOTAL ASSETS	$112,993	$109,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Commercial paper and other short-term borrowings	$3,371	$1,909
Loans from and payables to affiliates	9,246	10,237
Other liabilities and accrued interest	4,050	4,666
Long-term borrowings	73,451	72,605

Total Liabilities	90,118	89,417

STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity	425	425

Common Stockholders’ Equity:
Shares exchangeable into common stock	58	62
Common stock, par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2002 – 983,502,078 shares; 2001 – 962,533,498 shares	1,311	1,283
Paid-in capital	5,315	4,209
Accumulated other comprehensive loss (net of tax)	(570)	(368)
Retained earnings	18,072	16,150

	24,186	21,336
Less: Treasury stock, at cost:
2002 – 116,211,158 shares; 2001 – 119,059,651 shares	961	977
Unamortized employee stock grants	775	776

Total Common Stockholders’ Equity	22,450	19,583

Total Stockholders’ Equity	22,875	20,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,993	$109,425

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended Last Friday in December

	2002	2001	2000

Cash Flows from Operating Activities:
Net Earnings	$2,513	$573	$3,784
Noncash items included in earnings:
Equity in earnings of affiliates	(2,626)	(1,095)	(4,127)
Depreciation and amortization	35	65	53
Amortization of stock-based compensation	58	84	23
Restructuring charge	57	144	-
Other	(189)	(303)	(98)
(Increase) decrease in
Cash pledged as collateral	(375)	-	-
Operating assets, net of operating liabilities	714	(316)	956
Dividends and partnerships distributions from affiliates	1,014	1,113	1,332

Cash Provided by Operating Activities	1,201	265	1,923

Cash Flows from Investing Activities:
Proceeds from (payments for):
Loans to affiliates, net of payments	5,943	3,162	5,121
Sales of available-for-sale securities	8,738	7,447	124
Purchases of available-for-sale securities	(13,935)	(2,449)	(6,315)
Investments in affiliates, net of dispositions	(1,448)	(886)	(7,178)
Equipment and facilities	(20)	(104)	(18)

Cash Provided by (Used for) Investing Activities	(722)	7,170	(8,266)

Cash Flows from Financing Activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	1,462	(11,069)	(11,079)
Issuance and resale of long-term borrowings	23,754	35,380	25,888
Settlement and repurchase of long-term borrowings	(25,866)	(31,211)	(9,507)
Common stock transactions	879	861	1,182
Dividends to shareholders	(591)	(579)	(515)

Cash (Used for) Provided by Financing Activities	(362)	(6,618)	5,969

Increase (Decrease) in Cash and Cash Equivalents	117	817	(374)
Cash and Cash Equivalents, beginning of year	822	5	379

Cash and Cash Equivalents, end of year	$939	$822	$5

Supplemental Disclosure
Cash paid for:
Income taxes	$487	$313	$85
Interest	1,858	3,746	5,109

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

NOTE 1. BASIS OF PRESENTATION

The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. (“ML&Co.” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, “Merrill Lynch”) and the Notes thereto in the Merrill Lynch 2002 Annual Report to Stockholders (the “Annual Report”) included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation.

Investments in affiliates are accounted for in accordance with the equity method.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

●	Summary of Significant Accounting Policies (Note 1)

●	Loans, Notes and Mortgages (Note 9)

●	Commercial Paper and Short- and Long-Term Borrowings (Note 10)

●	Stockholders’ Equity and Earnings Per Share (Note 13)

●	Commitments, Contingencies and Guarantees (Note 14)

●	Employee Benefit Plans (Note 15)

●	Employee Incentive Plans (Note 16)

●	Income Taxes (Note 17)

The Parent Company hedges certain risks arising from long-term borrowing payment obligations and investments in and loans to foreign subsidiaries. See Note 10 and the “Derivatives” section of Note 1 to the Consolidated Financial Statements in the Annual Report, respectively, for additional information on these hedges.

NOTE 2. OTHER SIGNIFICANT EVENTS

Restructuring Charge

During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth which included the resizing of selected businesses and other structural changes.

As a result, in 2001 ML&Co. incurred a fourth quarter pre-tax restructuring charge to earnings of $239 million. In 2002, ML&Co. incurred an additional pre-tax restructuring charge of $57 million related to changes in the 2001 estimates.

Structural changes include targeted workforce reductions of 225 through a combination of involuntary and voluntary separations, across various business groups. At December 28, 2001, the majority of employee separations were completed or announced and all had been identified. Substantially all employee separations were completed in 2002. Management expects the remaining employee separations to be completed in 2003.

Any unused portion of the original restructuring reserve will be reversed. Utilization of the restructuring reserve and a rollforward of the staff reductions at December 27, 2002 is as follows:

(dollars in millions)

					Net
			Balance		Change	Balance
	Initial	Utilized	Dec. 28,	Utilized	in	Dec. 27,
	Balance	in 2001	2001	in 2002	Estimate	2002

Category:
Severance costs	$95	$(10)	$85	$(66)	$(6)	$13
Facilities costs	120	—	120	(24)	68	164
Technology and fixed asset write-offs	17	(17)	—	4	(4)	—
Other costs	7	—	7	(4)	(1)	2

	$239	$(27)	$212	$(90)	$57	$179

Staff reductions	225	(1)	224	(215)	(1)	8

For information on the consolidated restructuring charges, refer to Note 3 to the Consolidated Financial Statements in the Annual Report.

September 11-Related Expenses

On September 11, 2001 terrorists attacked the World Trade Center complex, which subsequently collapsed and damaged surrounding buildings, some of which were occupied by Merrill Lynch. These events caused the temporary relocation of approximately 9,000 employees from Merrill Lynch’s global headquarters in the North Tower of the World Financial Center, the South Tower of the World Financial Center and from offices at 222 Broadway to back-up facilities.

ML&Co. is insured for loss caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. In 2002, ML&Co. recorded and received September 11-related insurance recoveries of $55 million, net of September 11-related expenses. In 2001, ML&Co. recorded September 11-related expenses of $71 million, net of insurance recoveries. Expenses related to September 11 were $95 million and $176 million in 2002 and 2001, respectively. ML&Co. has received a total of $255 million of insurance recoveries, $165 million in 2002 and $90 million in 2001. For a variety of reasons, the expense recognition and insurance reimbursements will not be equal.

For information on the consolidated September 11-related expenses, refer to Note 3 to the Consolidated Financial Statements in the Annual Report.

NOTE 3. GUARANTEES

ML&Co. guarantees certain senior debt instruments issued by subsidiaries, which totaled $5.8 billion and $8.9 billion in 2002 and 2001, respectively.

In the normal course of business, ML&Co guarantees certain of its subsidiaries’ obligations under derivative contracts. The notional value of the derivatives subject to this type of guarantee was approximately $6,020 billion dollars at December 27, 2002. The maximum payout is not quantifiable because, for example, changes in the value of the underlying of the derivative contract could be unlimited. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value generally overstates ML&Co.’s exposure to these contracts. Under FIN 45, ML&Co. is not required to record a liability for its exposure to guarantees of its subsidiaries’ obligations. Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. (See the “Derivatives” section of Note 1 to the Consolidated Financial Statements in the Annual Report for discussion of risk management of derivatives).

In addition to the derivative contracts described above, ML&Co. guarantees certain liquidity facilities and residual value guarantees issued by its subsidiaries (see Note 14 to the Consolidated Financial Statements in the Annual Report for further information).

ML&Co. also guarantees obligations related to Trust Originated Preferred SecuritiesSM (“TOPrSSM”) issued by subsidiaries (see Note 5 below and Note 12 to the Consolidated Financial Statements in the Annual Report for further information).

NOTE 4. INVESTMENT SECURITIES

The balance in investment securities represents securities held in a portfolio for liquidity management purposes. Additional securities are held for liquidity management purposes in an unregulated consolidated subsidiary of Merrill Lynch (see Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements in the Annual Report for further information).

NOTE 5. PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

Loans from and payables to affiliates include $2.6 billion in proceeds borrowed from the consolidated Merrill Lynch subsidiaries that issued TOPrSSM (See Note 12 to the Consolidated Financial Statements in the Annual Report for further information).

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

        Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 27, 2002 and December 28, 2001, and for each of the three years in the period ended December 27, 2002, and have issued our report thereon dated February 24, 2003; such consolidated financial statements and our report are included in your 2002 Annual Report to Stockholders and are included and incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch, listed in Item 15. Such financial statement schedule is the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

NEW YORK, NEW YORK

FEBRUARY 24, 2003

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2003.		W. H. CLARK	/s/ W. H. Clark W. H. Clark Director

Merrill Lynch & Co., Inc. Registrant		JILL K. CONWAY	/s/ Jill K. Conway Jill K. Conway Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein Judith A. Witterschein Secretary	GEORGE B. HARVEY	/s/ George B. Harvey George B. Harvey Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of March 2003.		ROBERT P. LUCIANO	/s/ Robert P. Luciano Robert P. Luciano Director

DAVID H. KOMANSKY	/s/ David H. Komansky David H. Komansky Director and Chairman of the Board	HEINZ-JOACHIM NEUBÜRGER	/s/ Heinz-Joachim Neubürger Heinz-Joachim Neubürger Director

E. STANLEY O’NEAL	/s/ E. Stanley O’Neal E. Stanley O’Neal Director and Chief Executive Officer (Principal Executive Officer)	DAVID K. NEWBIGGING	/s/ David K. Newbigging David K. Newbigging Director

AHMASS L. FAKAHANY	/s/ Ahmass L. Fakahany Ahmass L. Fakahany Executive Vice President and Chief Financial Officer (Principal Financial Officer)	AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

JOHN J. FOSINA	/s/ John J. Fosina John J. Fosina Controller (Principal Accounting Officer)	JOHN J. PHELAN, JR.	/s/ John J. Phelan, Jr. John J. Phelan, Jr. Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher Joseph W. Prueher Director

II-1

Certification

I, E. Stanley O’Neal, certify that:

1. I have reviewed this annual report on Form 10-K of Merrill Lynch & Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ E. Stanley O’Neal

E. Stanley O’Neal
Chief Executive Officer and President

Dated: March 14, 2003

II-2

Certification

I, Ahmass L. Fakahany, certify that:

1. I have reviewed this annual report on Form 10-K of Merrill Lynch & Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ahmass L. Fakahany

Ahmass L. Fakahany
Executive Vice President and
Chief Financial Officer

Dated: March 14, 2003

II-3