Form 10-Q
period 2003-05-08
MERRILL LYNCH & CO INC
filed 2003-05-08
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            March 28, 2003

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

926,945,008 shares of Common Stock and 3,377,809 Exchangeable Shares as of the close of business on May 2, 2003. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Three Months Ended
                                                                    -----------------------------
                                                                    Mar. 28,              Mar. 29,                Percent
(in millions, except per share amounts)                                2003                  2002               Inc. (Dec.)
                                                                    -------               -------               ---------

NET REVENUES
  Commissions                                                       $ 1,069               $ 1,242                   (13.9)%
  Principal transactions                                              1,010                   877                    15.2
  Investment banking
    Underwriting                                                        368                   466                   (21.0)
    Strategic advisory                                                  125                   183                   (31.7)
  Asset management and portfolio service fees                         1,127                 1,293                   (12.8)
  Other                                                                 205                   219                    (6.4)
                                                                    -------               -------
     Subtotal                                                         3,904                 4,280                    (8.8)
                                                                    -------               -------

  Interest and dividend revenues                                      3,021                 3,284                    (8.0)
  Less interest expense                                               2,071                 2,474                   (16.3)
                                                                    -------               -------
     Net interest profit                                                950                   810                    17.3
                                                                    -------               -------

  TOTAL NET REVENUES                                                  4,854                 5,090                    (4.6)
                                                                    -------               -------

NON-INTEREST EXPENSES
  Compensation and benefits                                           2,496                 2,646                    (5.7)
  Communications and technology                                         403                   474                   (15.0)
  Occupancy and related depreciation                                    216                   238                    (9.2)
  Brokerage, clearing, and exchange fees                                170                   198                   (14.1)
  Advertising and market development                                    121                   150                   (19.3)
  Professional fees                                                     144                   130                    10.8
  Office supplies and postage                                            58                    69                   (15.9)
  Other                                                                 224                   173                    29.5
                                                                    -------               -------
  TOTAL NON-INTEREST EXPENSES                                         3,832                 4,078                    (6.0)
                                                                    -------               -------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,022                 1,012                     1.0

Income tax expense                                                      289                   316                    (8.5)

Dividends on preferred securities issued by subsidiaries                 48                    49                    (2.0)
                                                                    -------               -------

NET EARNINGS                                                        $   685               $   647                     5.9
                                                                    =======               =======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                      $   676               $   638                     6.0
                                                                    =======               =======

EARNINGS PER COMMON SHARE
    Basic                                                           $  0.76               $  0.75
                                                                    =======               =======

    Diluted                                                         $  0.72               $  0.67
                                                                    =======               =======

DIVIDEND PAID PER COMMON SHARE                                      $  0.16               $  0.16
                                                                    =======               =======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             887.6                 854.8
                                                                    =======               =======
    Diluted                                                           939.2                 949.2
                                                                    =======               =======
-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                      Mar. 28,             Dec. 27,
(dollars in millions)                                                                                     2003                 2002
-----------------------------------------------------------------------------------                   --------          -----------
ASSETS

CASH AND CASH EQUIVALENTS                                                                             $ 14,132             $ 10,211

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                               7,585                7,375

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                                   78,434               75,292
  Receivables under securities borrowed transactions                                                    48,067               45,543
                                                                                                      --------             --------
                                                                                                       126,501              120,835

TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of
  $15,910 in 2003 and $11,344 in 2002)
  Contractual agreements                                                                                38,140               38,728
  Corporate debt and preferred stock                                                                    19,329               18,569
  Mortgages, mortgage-backed, and asset-backed                                                          15,578               14,987
  Non-U.S. governments and agencies                                                                     13,959               10,095
  Equities and convertible debentures                                                                   13,003               13,530
  U.S. Government and agencies                                                                           9,607               10,116
  Municipals and money markets                                                                           4,793                5,535
                                                                                                      --------             --------
                                                                                                       114,409              111,560

INVESTMENT SECURITIES                                                                                   77,911               81,787

SECURITIES RECEIVED AS COLLATERAL                                                                        2,261                2,020

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $77 in 2003 and $79 in 2002)                     35,476               35,317
  Brokers and dealers                                                                                    8,485                8,485
  Interest and other                                                                                     9,408               10,581
                                                                                                      --------             --------
                                                                                                        53,369               54,383
                                                                                                      --------             --------

LOANS, NOTES, AND MORTGAGES (net of allowances of $301 in 2003 and $265 in 2002)                        34,451               34,735

SEPARATE ACCOUNTS ASSETS                                                                                12,937               13,042

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $4,771 in 2003 and $4,671 in 2002)                                                                 3,105                3,080

GOODWILL (net of accumulated amortization of $973 in 2003 and $984 in 2002)                              4,362                4,446

OTHER ASSETS                                                                                             4,564                4,454
                                                                                                      --------             --------

TOTAL ASSETS                                                                                          $455,587             $447,928
                                                                                                      ========             ========


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                              Mar. 28,      Dec. 27,
(dollars in millions, except per share amount)                                                                   2003          2002
-------------------------------------------------------------------------------------                         -------      ---------
LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                                       $ 85,278      $ 85,378
  Payables under securities loaned transactions                                                                 8,642         7,640
                                                                                                             --------      --------
                                                                                                               93,920        93,018
                                                                                                             --------      --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                                3,509         5,353

DEPOSITS                                                                                                       81,883        81,842

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                                       42,590        45,202
  U.S. Government and agencies                                                                                 15,736        14,678
  Non-U.S. governments and agencies                                                                            11,542         7,952
  Equities and convertible debentures                                                                           7,923         4,864
  Corporate debt, municipals and preferred stock                                                                7,918         6,500
                                                                                                             --------      --------
                                                                                                               85,709        79,196
                                                                                                             --------      --------
OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                                          2,261         2,020

OTHER PAYABLES
  Customers                                                                                                    28,397        28,569
  Brokers and dealers                                                                                          21,758        16,541
  Interest and other                                                                                           18,408        20,724
                                                                                                             --------      --------
                                                                                                               68,563        65,834
                                                                                                             --------      --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                           3,492         3,566

SEPARATE ACCOUNTS LIABILITIES                                                                                  12,937        13,042

LONG-TERM BORROWINGS                                                                                           77,014        78,524
                                                                                                             --------      --------


TOTAL LIABILITIES                                                                                             429,288       422,395
                                                                                                             --------      --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                                     2,660         2,658
                                                                                                             --------      --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 SHARES ISSUED AND OUTSTANDING,                                             425           425
   LIQUIDATION PREFERENCE $10,000 PER SHARE)                                                                 --------     --------

COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                            55            58
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
  issued:  2003 - 1,040,382,957 shares; 2002 - 983,502,078 shares)                                              1,387         1,311
  Paid-in capital                                                                                               5,918         5,315
  Accumulated other comprehensive loss (net of tax)                                                              (540)         (570)
  Retained earnings                                                                                            18,605        18,072
                                                                                                             --------      --------
                                                                                                               25,425        24,186
Less:  Treasury stock, at cost:  2003 - 116,944,375 shares; 2002 - 116,211,158 shares                           1,096           961
       Unamortized employee stock grants                                                                        1,115           775
                                                                                                             --------      --------

Total Common Stockholders' Equity                                                                              23,214        22,450
                                                                                                             --------      --------

Total Stockholders' Equity                                                                                     23,639        22,875
                                                                                                             --------      --------

Total Liabilities, Preferred Securities Issued by Subsidiaries,
and Stockholders' Equity                                                                                     $455,587      $447,928
                                                                                                             ========      ========
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                For the Three Months Ended
                                                                               -----------------------------
(dollars in millions)                                                          Mar. 28,              Mar. 29,
                                                                                  2003                  2002
                                                                               -------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $   685              $    647
Noncash items included in earnings:
       Depreciation and amortization                                               148                   170
       Policyholder reserves                                                        40                    46
       Amortization of stock-based compensation                                    168                   176
       Deferred taxes                                                              440                   218
       Other                                                                        51                   658
Changes in operating assets and liabilities:
       Trading assets                                                           (2,923)                3,585
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                              (210)               (1,235)
       Receivables under resale agreements                                      (3,141)               (1,062)
       Receivables under securities borrowed transactions                       (2,524)               (5,123)
       Customer receivables                                                       (699)                 (487)
       Brokers and dealers receivables                                               -                (5,652)
       Trading liabilities                                                       6,513                   (17)
       Payables under repurchase agreements                                       (100)               10,621
       Payables under securities loaned transactions                             1,002                (2,141)
       Customer payables                                                          (172)                  989
       Brokers and dealers payables                                              5,217                  (836)
       Other, net                                                               (1,459)                  812
                                                                               -------              --------
            Cash provided by operating activities                                3,036                 1,369
                                                                               -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                               6,200                 6,864
       Sales of available-for-sale securities                                   15,277                 7,146
       Purchases of available-for-sale securities                              (15,805)               (9,875)
       Maturities of held-to-maturity securities                                    39                    74
       Purchases of held-to-maturity securities                                   (203)                 (185)
       Loans, notes, and mortgages                                                 245                (2,661)
       Other investments and other assets                                       (1,385)                   77
       Equipment and facilities                                                   (173)                 (365)
                                                                               -------              --------
            Cash provided by investing activities                                4,195                 1,075
                                                                               -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                         (1,844)                 (548)
       Deposits                                                                     41                    65
       Issuance and resale of long-term borrowings                               5,863                 9,212
       Settlement and repurchases of long-term borrowings                       (7,311)               (8,149)
       Issuance of common stock                                                    117                    99
       Issuance of treasury stock                                                    2                     2
       Other common stock transactions                                             (26)                  (10)
       Dividends                                                                  (152)                 (149)
                                                                               -------              --------
            Cash (used for) provided by financing activities                    (3,310)                  522
                                                                               -------              --------
Increase in cash and cash equivalents                                            3,921                 2,966
Cash and cash equivalents, beginning of year                                    10,211                11,070
                                                                               -------              --------
Cash and cash equivalents, end of period                                       $14,132              $ 14,036
                                                                               =======              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                         $    30              $     41
          Interest                                                               2,031                 2,091
------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 28, 2003


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

For a complete discussion of Merrill Lynch's accounting policies, refer to the excerpt of the Annual Report included as an exhibit to Form 10-K for the year ended December 27, 2002 ("2002 Annual Report").

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The interim consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the consolidated financial statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2002 Annual Report. The December 27, 2002 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2002 financial statements. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Merrill Lynch is currently assessing the impact of SFAS No. 149 on the Consolidated Financial Statements.

On July 31, 2002, the AICPA issued a Proposed Statement of Position ("SOP") Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The proposed Statement provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. A final SOP would be effective for financial statements for Merrill Lynch beginning in 2004. The SOP would require the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch currently employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Consolidated Statement of Earnings.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of qualifying special purpose entities ("QSPEs"). FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to QSPEs, the accounting for which is governed by Statement of Financial Accounting Standards ("SFAS") No. 140. FIN 46 is effective for VIEs created on or after February 1, 2003 and for existing VIEs as of the third quarter of 2003. See Note 8 to the Consolidated Financial Statements in the 2002 Annual Report for disclosures regarding the expected impact of adoption of FIN 46 on Merrill Lynch's Consolidated Balance Sheets.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value-based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as a restatement of prior years' expense. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.

On November 25, 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 10 to the Condensed Consolidated Financial Statements for these disclosures.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Merrill Lynch adopted SFAS No. 146 as of January 1, 2003, which had no material impact on the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter 2001 pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve and a rollforward of staff reductions at March 28, 2003 is as follows:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                                             Utilized in
                                                                      ------------------------------      Balance
                                                       Initial                                            Mar. 28,
                                                       Balance        2001       2002(1)        2003         2003
-----------------------------------------------------------------------------------------------------------------

Category:
     Severance costs                                    $1,133      $ (214)     $  (874)      $  (16)      $   29
     Facilities costs                                      299           -          (15)         (14)         270
     Technology and fixed asset write-offs                 187        (187)           -            -            -
     Other Costs                                           178           -         (119)          (1)          58
                                                        ------      ------      -------       ------       ------
                                                        $1,797      $ (401)     $(1,008)      $  (31)      $  357
                                                        ------      ------      -------       ------       ------

Staff Reductions                                         6,205        (749)      (5,233)         (58)         165
-----------------------------------------------------------------------------------------------------------------
(1) The 2002 utilization included changes in estimates which are attributable to differences in actual costs from initial estimates in implementing the original restructuring plan. As a result of changes in estimates, net reserves of $9 million were reversed in 2002. Refer to Note 3 in the 2002 Annual Report for
additional information.

--------------------------------------------------------------------------------
NOTE 3.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Global Markets and Investment Banking Group ("GMI"), Global Private Client ("GPC") and Merrill Lynch Investment Managers ("MLIM"). Prior period amounts have been restated to conform to the current period presentation. For information on each segment's business activities, see the 2002 Annual Report.


Operating results by business segment are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
THREE MONTHS ENDED                                GMI            GPC           MLIM          Items             TOTAL
MARCH 28, 2003                               --------        -------         ------      ---------          --------
Non-interest revenues                        $  1,807        $ 1,779         $  330         $  (12) (1)     $  3,904
Net interest income(2)                            653            323              7            (33) (3)          950
                                             --------        -------         ------         ------          --------
Net revenues                                    2,460          2,102            337            (45)            4,854
Non-interest expenses                           1,675          1,833            290             34  (4)        3,832
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $    785        $   269         $   47         $  (79)         $  1,022
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $386,329        $59,718         $5,178         $4,362          $455,587
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------
THREE MONTHS ENDED
MARCH 29, 2002

Non-interest revenues                        $  1,908        $ 1,953         $  439         $  (20) (1)     $  4,280
Net interest income(2)                            477            346              3            (16) (3)          810
                                             --------        -------         ------         ------          --------
Net revenues                                    2,385          2,299            442            (36)            5,090
Non-interest expenses                           1,742          2,027            328            (19) (4)        4,078
                                             ---------       -------         ------         ------          --------
Pre-tax earnings (loss)                      $    643        $   272         $  114         $  (17)         $  1,012
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $371,994        $63,037         $5,841         $3,999          $444,871
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest.
(4) Represents elimination of intersegment revenues and expenses, and in 2003 includes a $50 million litigation provision. This litigation provision will be charged to the business segments when the amounts are fixed and determined.

--------------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at March 28, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    Mar. 28, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------

Investment securities
  Available-for-sale                                      $66,917              $72,229
  Trading                                                   3,320                3,337
  Held-to-maturity                                            810                  638
  Non-qualifying: (1)
     Deferred compensation hedges (2)                       1,677                1,927
     Other (3)                                              5,187                3,656
                                                          -------              -------
  Total                                                   $77,911              $81,787
--------------------------------------------------------------------------------------
(1) Non-qualifying for SFAS No. 115 purposes.
(2) Represents investments economically hedging deferred compensation liabilities.
(3) Includes insurance policy loans, merchant banking investments and other non-qualifying investments.

--------------------------------------------------------------------------------
NOTE 5. SECURITIZATION TRANSACTIONS
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs are often used when entering into or facilitating securitization transactions. Merrill Lynch's involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; underwriting, distributing, making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $20.5 billion for the three months ended March 28, 2003. For the three months ended March 28, 2003 and March 29, 2002, Merrill Lynch received $20.9 billion and $9.8 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $14.6 million and $13.2 million, respectively in Merrill Lynch's Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first three months of 2003 and 2002, cash inflows from securitizations related to the following asset types:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    Mar. 28, 2003        Mar. 29, 2002
--------------------------------------------------------------------------------------

Asset category
  Residential mortgage loans                              $18,313               $6,724
  Municipal bonds                                           1,352                1,500
  Corporate and government bonds                              223                  278
  Commercial loans and other                                1,010                1,253
                                                          -------              -------
                                                          $20,898               $9,755
--------------------------------------------------------------------------------------

Retained interests in SPEs were approximately $4.0 billion and $3.3 billion at March 28, 2003 and December 27, 2002, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity. Approximately 72% and 77% at March 28, 2003 and December 27, 2002, respectively, of residential mortgage loan retained interests consist of interests in U.S. Government agency sponsored securitizations, which are guaranteed with respect to principal and interest. In addition, $967 million and $851 million at March 28, 2003 and December 27, 2002, respectively, of the retained interest balance relates to municipal bond transactions where observable market prices are available for the underlying assets, which provide the inputs and parameters used to calculate the fair value of the retained interest.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 28, 2003 arising from Merrill Lynch's residential mortgage loan, commercial mortgage loan, and municipal bond securitization transactions. The sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters is also shown.

(dollars in millions)
-------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans             Bonds              Other
-------------------------------------------------------------------------------------------------------------

Retained interest amount                                        $  2,787            $  967             $  222
Weighted average life (in years)                                     2.8               4.2                N/A
  Range                                                         0.0-22.0           0.0-8.0                N/A
Weighted average credit losses (rate per annum)                      0.5%                0%               2.2%
  Range                                                          0.0-5.5%                0%          0.0-20.0%
    Impact on fair value of 10% adverse change                  $     (5)           $    -             $   (4)
    Impact on fair value of 20% adverse change                  $    (11)           $    -             $   (5)
Weighted average discount rate                                       6.0%              2.6%               4.9%
  Range                                                         0.0-75.0%          1.1-6.5%          1.3-22.0%
    Impact on fair value of 10% adverse change                  $    (35)           $  (56)             $  (2)
    Impact on fair value of 20% adverse change                  $    (68)           $ (109)             $  (4)
Weighted average prepayment speed (CPR)                             22.6%             13.6%               N/A
  Range                                                         0.0-50.0%         6.0-30.0%               N/A
    Impact on fair value of 10% adverse change                  $    (12)           $   (2)               N/A
    Impact on fair value of 20% adverse change                  $    (21)           $   (3)               N/A
-------------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

The preceding table does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks including credit, interest rate, and prepayment risk that are inherent in the retained interests. Merrill Lynch employs hedging strategies that are structured to take into consideration the hypothetical stress scenarios above such that they would be effective in principally offsetting Merrill Lynch's exposure to loss in the event these scenarios occur. In addition, the sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The assumptions and parameters used initially to value retained interests relating to securitizations effected in 2003 that were still held by Merrill Lynch as of March 28, 2003 are as follows:

------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans             Bonds             Other
------------------------------------------------------------------------------------------------------------

Weighted average life (in years)                                     4.1           0.0-8.0               N/A
Credit losses (rate per annum)                                       0.2%                0%          0.9-1.2%
Weighted average discount rate                                       5.6%          2.3-6.8%          0.1-15.0%
Prepayment speed assumption(CPR)                                    18.8%         6.0-18.0%              N/A
------------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

For residential mortgage loan and other securitizations, the investors and the securitization trust have no recourse to Merrill Lynch's other assets for failure of mortgage holders to pay when due.

For municipal bond securitization SPEs, in the normal course of dealer market-making activities, Merrill Lynch acts as liquidity provider. Specifically, the holders of beneficial interests issued by municipal bond securitization SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. Beneficial interests that are tendered are then sold by Merrill Lynch to investors through a best efforts remarketing where Merrill Lynch is remarketing agent. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby liquidity letter of credit issued by Merrill Lynch.

Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch.

The maximum commitment under these liquidity and default guarantees totaled $16.9 billion and $13.7 billion at March 28, 2003 and December 27, 2002, respectively. The fair value of the commitments approximates $36 million and $69 million at March 28, 2003 and December 27, 2002, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $3.8 billion and $2.3 billion at March 28, 2003 and December 27, 2002, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in
Note 14 in the 2002 Annual Report.

The following table summarizes principal amounts outstanding, delinquencies, and net credit losses of securitized financial assets as of March 28, 2003 and December 27, 2002.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------

                                                             Residential        Municipal
                                                          Mortgage Loans            Bonds             Other
                                                          --------------        ---------             -----

March 28, 2003
Principal Amount Outstanding                                     $39,500          $19,974            $1,931
Delinquencies                                                         78                -                 -
Net Credit Losses                                                      2                -                21
-----------------------------------------------------------------------------------------------------------
December 27, 2002
Principal Amount Outstanding                                     $23,107          $18,379            $2,476
Delinquencies                                                         90                -                 3
Net Credit Losses                                                      5                -                44
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6. LOANS, NOTES, AND MORTGAGES AND RELATED COMMITMENTS TO EXTEND CREDIT
--------------------------------------------------------------------------------

Loans, Notes, and Mortgages and related commitments to extend credit at March 28, 2003 and December 27, 2002, are presented below:

(dollars in millions)
----------------------------------------------------------------------------------------------------------
                                                    Loans                            Commitments
                                             ------------------------             ------------------------
                                              Mar. 28,        Dec. 27,             Mar. 28,        Dec. 27,
                                                 2003            2002                 2003(1)         2002
---------------------------------------------------------------------             ------------------------

Consumer and small and middle-market         $ 24,719        $ 23,749             $  9,422         $ 8,318
business - secured
Commercial:
  Secured                                       7,064           6,873                4,193           4,450
  Unsecured investment grade                    2,208           3,434               11,180          10,882
  Unsecured non-investment
    grade                                         460             679                  258             293
                                             --------        --------             --------        --------
Total                                        $ 34,451        $ 34,735             $ 25,053        $ 23,943
----------------------------------------------------------------------------------------------------------
(1) See Note 10 for a maturity profile of these commitments.


The loan amounts are net of an allowance for loan losses of $301 million and $265 million as of March 28, 2003 and December 27, 2002, respectively.

Consumer and small and middle-market business loans, which at March 28, 2003 consisted of approximately 100,000 individual loans, include residential mortgages, home equity loans, small and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at March 28, 2003 consisted of approximately 5,000 individual loans, include syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch's securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $3.8 billion at March 28, 2003 and December 27, 2002.

The above amounts include $6.1 billion and $6.2 billion of loans held for sale at March 28, 2003 and December 27, 2002, respectively. Loans held for sale are loans which management expects to sell prior to maturity. At March 28, 2003, such loans consisted of $3.2 billion of consumer loans, primarily residential mortgages, and $2.9 billion of commercial loans, approximately 35% of which are to investment grade counterparties. At December 27, 2002, such loans consisted of $3.2 billion of consumer loans, primarily residential mortgages, and $3.0 billion of commercial loans, approximately 49% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 to the Consolidated Financial Statements in the 2002 Annual Report.


--------------------------------------------------------------------------------
NOTE 7.  SHORT-TERM BORROWINGS AND DEPOSITS
--------------------------------------------------------------------------------

Short-term borrowings and Deposits at March 28, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    Mar. 28, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------

Commercial paper and other short-term
borrowings
    Commercial paper                                     $  2,967              $ 3,966
    Other                                                     542                1,387
                                                         --------              -------
    Total                                                $  3,509              $ 5,353
                                                         --------              -------

Deposits
    U.S.                                                 $ 68,825              $68,550
    Non U.S.                                               13,058               13,292
                                                         --------              -------
    Total                                                $ 81,883              $81,842
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 8.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
---------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                  ---------------------------
                                                                  Mar. 28,            Mar. 29,
                                                                     2003                2002
                                                                  ---------------------------

Net Earnings                                                      $   685             $   647
                                                                  -------             -------
Other comprehensive income (loss), net of tax:
    Currency translation adjustment                                     6                 (15)
    Net unrealized gain on investment
         securities available-for-sale                                 18                  17
    Deferred gain (loss) on cash flow hedges                            6                 (35)
                                                                  -------             -------
    Total other comprehensive income (loss),
          net of tax                                                   30                 (33)
                                                                  -------             -------
Comprehensive income                                              $   715              $  614
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
---------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                 ----------------------------
                                                                  Mar. 28,            Mar. 29,
                                                                     2002                2003
                                                                 --------            --------

Net Earnings                                                     $    685            $    647
Preferred stock dividends                                               9                   9
                                                                 --------            --------
Net earnings applicable to common stockholders                   $    676            $    638
                                                                 --------            --------

---------------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares outstanding                               887,553             854,815
                                                                 --------            --------
Effect of dilutive instruments(1) (2):
    Employee stock options                                         18,453              45,023
    Financial Advisor Capital Accumulation
       Award Plan shares                                           20,373              24,913
    Restricted shares and units                                    12,723              24,372
    Employee Stock Purchase Plan shares                               118                 114
                                                                 --------            --------
    Dilutive potential common shares                               51,667              94,422
                                                                 --------            --------
Total weighted-average diluted shares                             939,220             949,237
                                                                 --------            --------

---------------------------------------------------------------------------------------------
Basic earnings per common share                                     $0.76               $0.75
Diluted earnings per common share                                   $0.72               $0.67
---------------------------------------------------------------------------------------------
(1)  During the 2003 and 2002 first quarter there were 130 million and 69 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2)  See Note 16 to the Consolidated Financial Statements in the 2002 Annual
     Report for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 10. COMMITMENTS, CONTINGENCIES AND GUARANTEES
--------------------------------------------------------------------------------

Litigation

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices that began in 2000 has resulted in increased legal actions against many firms, including Merrill Lynch, and will likely result in higher professional fees and litigation expenses than those incurred in the past.

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

Some of these legal actions, investigations or proceedings are likely to result in adverse judgments, penalties, injunctions or fines. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest these actions. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to us, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results or cash flows for any particular period and may impact ML & Co.'s credit ratings.

Commitments

At March 28, 2003, Merrill Lynch commitments had the following expirations:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                    Commitment expiration
                                                             ---------------------------------------------------
                                                             Less than
                                                  Total         1 year   1 - 3 years   4 - 5 years  Over 5 years
----------------------------------------------------------------------------------------------------------------

Commitments to extend credit(1)                 $25,053        $13,088        $2,938        $6,086        $2,941
Binding margin commitments                        5,147          5,147             -             -             -
Partnership interests                               517            240            20           120           137
Other commitments                                 2,021          1,470           325            67           159
Operating leases                                  4,144            525         1,019           866         1,734
Resale agreements                                 7,705          7,705             -             -             -
Repurchase agreements                             4,074          4,074             -             -             -
                                                -------        -------        ------        ------        ------
Total                                           $48,661        $32,249        $4,302        $7,139        $4,971
----------------------------------------------------------------------------------------------------------------
(1) See Note 6 to the Condensed Consolidated Financial Statements and Note 14 in
    the 2002 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $388 million and $434 million at March 28, 2003 and December 27, 2002, respectively.

Merrill Lynch has entered into agreements with providers of market data, communications, and systems consulting services. Minimum fee commitments over the remaining life of these agreements aggregated $572 million and $527 million at March 28, 2003 and December 27, 2002, respectively. Merrill Lynch has entered into other purchasing commitments totaling $1.3 billion and $1.4 billion at March 28, 2003 and December 27, 2002, respectively.

Leases

Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Merrill Lynch established two SPEs to finance its Hopewell, New Jersey campus and an aircraft. Merrill Lynch leases the facilities and the aircraft from the SPEs. The assets and liabilities of these SPEs are not consolidated in the financial statements of Merrill Lynch as they meet the accounting requirements of EITF Issue No. 90-15. More specifically, in addition to the other requirements of EITF No. 90-15, both of these SPEs have third-party investors who have made a substantive capital investment in the SPEs in the amount of 3% that is at risk during the entire term of the lease. The total amount of funds raised by the SPEs to finance these transactions was $383 million at March 28, 2003 and December 27, 2002.

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FIN 45. FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.) that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client.

For certain derivative contracts such as written interest rate caps and written currency options, the maximum payout is not quantifiable, because, for example, the rise in interest or foreign exchange rates could theoretically be unlimited. In addition, Merrill Lynch does not monitor its exposure to derivatives in this manner. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value generally overstates Merrill Lynch's exposure to these contracts.

Merrill Lynch records all derivative transactions at fair value on its Condensed Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See Note 1 to the Consolidated Financial Statements in the 2002 Annual Report, Derivatives section for further discussion of risk management of derivatives.

Merrill Lynch also provides guarantees to SPEs in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities.

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. The assets to which Merrill Lynch has recourse are on a deal-by-deal basis and is not part of a cross collateralized pool. As of March 28, 2003, the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $19.5 billion and the maximum payout if the standby facilities are drawn was $13.7 billion.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of March 28, 2003, the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $4.1 billion; the maximum payout if an issuer defaults was $3.2 billion. As described in the preceding paragraph, the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, ML economically hedges its exposure though derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from assets sales beyond 75 - 90% of the current book value of the asset to which the guarantee pertains. As of March 28, 2003, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $640 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 85% of the acquisition cost of the assets.

Merrill Lynch also enters into reimbursement agreements in conjunction with sales of loans originated under its Mortgage 100SM program. Under this program, borrowers can pledge marketable securities in lieu of making a cash down payment. Upon sale of these mortgage loans, purchasers may require a surety bond that reimburses for certain shortfalls in the borrowers' securities accounts. Merrill Lynch provides this reimbursement through a financial intermediary. Merrill Lynch requires borrowers to meet daily collateral calls to ensure that the securities pledged as down payment are sufficient at all times. Merrill Lynch believes that its potential for loss under these arrangements is remote. Accordingly, no liability is recorded in the Condensed Consolidated Financial Statements.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $191 million as collateral to secure these guarantees. In addition, standby letters of credit include $111 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

These guarantees are summarized at March 28, 2003 as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------
                                                                  Maximum
Type of  Guarantee                                            Payout/ Notional      Carrying Value
--------------------------------------------------------------------------------------------------

Derivative contracts(1)                                               $721,721             $23,132
Liquidity facilities with SPEs(2)                                       13,663                  36
Liquidity and default facilities with SPEs                               3,231                   -
Residual value guarantees(3)(4)                                          1,782                   -
Standby letters of credit and other performance
    guarantees(5)                                                          471                   1
---------------------------------------------------------------------------------------------------
(1) As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs includes $3.8 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3) Includes residual value guarantees associated with the Hopewell campus and aircraft SPEs of $325 million.
(4) Includes $773 million of reimbursement agreements with the Mortgage 100SM program.
(5) Marketable securities are posted as collateral.

Expiration information for these contracts is as follows:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                Maximum
                                                Payout/      Less than                                    Over 5
                                               Notional         1 year   1 - 3 years   4 - 5 years         years
----------------------------------------------------------------------------------------------------------------

Derivative contracts(1)                        $721,721       $221,291      $197,761      $132,657      $170,012
Liquidity facilities with SPEs(2)                13,663         10,341         3,322             -             -
Liquidity and default facilities
   with SPEs                                      3,231          2,654           577             -             -
Residual value guarantees(3)(4)                   1,782             70           128           276         1,308
Standby letters of credit and other
   performance  guarantees                          471            209           107            37           118
----------------------------------------------------------------------------------------------------------------
(1) As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $3.8 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3) Includes residual value guarantees associated with the Hopewell campus and aircraft SPEs of $325 million.
(4) Includes $773 million of reimbursement agreements with the Mortgage 100SM program.

See Note 14 in the 2002 Annual Report for additional information on guarantees.

--------------------------------------------------------------------------------
NOTE 11. EMPLOYEE INCENTIVE PLANS
--------------------------------------------------------------------------------

Stock-Based Compensation

Merrill Lynch accounts for stock-based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, rather than the fair value-based method in SFAS No. 123, Accounting for Stock-Based Compensation. Refer to Note 1 to the 2002 Annual Report for accounting policy. For the three-month periods ended March 28, 2003 and March 29, 2002, $201 million ($125 million after-tax) and $209 million ($130 million after-tax), respectively, of pre-tax compensation expense related to employee stock compensation awards was recorded in earnings. Compensation expense for stock options is not recognized since Merrill Lynch grants stock options that have no intrinsic value. Had Merrill Lynch adopted the provisions of SFAS No. 123 and accounted for all employee stock awards at fair value, Merrill Lynch would have recognized additional pre-tax compensation expense related to employee stock awards of $61 million ($38 million after-tax) and $402 million ($249 million after-tax), respectively, for the three-month periods ended March 28, 2003 and March 29, 2002, respectively. The decrease in expense reflects the change in vesting period for stock options from six months for 2002 grants, to four years for 2003 grants. Pro forma net earnings and earnings per share are as follows:

(dollars in millions, except per share amounts)
--------------------------------------------------------------------------------------
                                                             Three Months Ended
--------------------------------------------------------------------------------------
                                                      Mar. 28, 2003      Mar. 29, 2002
                                                      -------------      -------------

Net Earnings, as reported                                     $ 685              $ 647
  Less: stock-based compensation determined
     under Black-Scholes method, net of taxes                   (38)              (249)
                                                              -----              -----
   Pro forma net earnings                                     $ 647              $ 398
                                                              -----              -----

Earnings per share
  As reported:
        Basic                                                 $0.76              $0.75
        Diluted                                                0.72               0.67
  Pro forma:
        Basic                                                  0.72               0.45
        Diluted                                                0.68               0.41
--------------------------------------------------------------------------------------

Restricted Unit Conversion

During the first quarter of 2003 a total of 18,656,866 Restricted Units were converted to Restricted Shares and remain outstanding; no change was made to the remaining vesting periods and the restricted periods were removed. Additionally, 16,049,636 fully vested Restricted Units were released as a result of the early removal of the restricted period.


This conversion had no impact on earnings per share as the dilutive impact of Restricted Units and Restricted Shares has always been included in the diluted earnings per share calculation. However, book value per common share was impacted by this conversion as Restricted Shares are included in total shares outstanding and Restricted Units are not. Book value per common share declined to $24.97 at March 28, 2003 from $25.69 at December 27, 2002.

--------------------------------------------------------------------------------
NOTE 12.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Certain U.S. and non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch's principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At March 28, 2003, MLPF&S's regulatory net capital of $3,097 million was approximately 22% of ADI, and its regulatory net capital in excess of the minimum required was $2,819 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 28, 2003, MLI's financial resources were $5,572 million, exceeding the minimum requirement by $1,176 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 28, 2003, MLGSI's liquid capital of $3,087 million was 215% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,361 million.

Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA") and Merrill Lynch Bank & Trust Co. ("MLB&T"), are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts for MLBUSA and MLB&T at March 28, 2003 and December 27, 2002.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier I leverage -- 5%, Tier I capital -- 6% and Total capital -- 10%:

(dollars in millions)
-------------------------------------------------------------------------------- ------------------------------------
                                                           Mar. 28, 2003                     Dec. 27, 2002
---------------------------------------------------------------------------------------------------------------------
Tier I leverage (to average assets)                  Actual Ratio            Amount     Actual Ratio           Amount
                                                     ------------            ------     ------------           ------
    MLBUSA                                                   5.79%           $3,920             5.35%          $3,740
    MLB&T                                                    5.51               821             5.42              848
Tier I capital (to risk-weighted assets)
    MLBUSA                                                  11.97             3,920            11.48            3,740
    MLB&T                                                   18.40               821            20.53              848
Total capital (to risk-weighted assets)
    MLBUSA                                                  12.54             4,107            12.04            3,924
    MLB&T                                                   18.41               821            20.54              848
---------------------------------------------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 28, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 28, 2003 and March 29, 2002. These financial statements are the responsibility of Merrill Lynch's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Merrill Lynch as of December 27, 2002, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the change in accounting method for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
May 8, 2003

--------------------------------------------------------------------------------
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

  Merrill Lynch & Co., Inc. ("ML&Co." and, together with its subsidiaries, "Merrill Lynch") is a holding company that, through its subsidiaries, provides broker-dealer, investment banking, financing, advisory, wealth management, asset management, insurance, lending, and related products and services on a global basis. In addition, Merrill Lynch makes principal investments for market making on behalf of its clients and for its own account. The financial services industry, in which Merrill Lynch is a leading participant, is highly competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment, and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by the regulatory and legislative initiatives which may affect the conduct of its business, including increased regulation, and by the outcome of legal and regulatory proceedings. These conditions or events can significantly affect the volatility of the financial markets as well as the volumes and revenues in businesses such as brokerage, trading, investment banking, wealth management and asset management. Revenues and net earnings may vary significantly from period to period due to these unpredictable factors and the resulting market volatility and trading volumes.

  The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors using the internet or other technology to provide financial services and diminishing margins in many mature products and services. Commercial and investment bank consolidations, which were made possible by the enactment of the Gramm-Leach-Bliley Act, have also increased the competition for investment banking business in part through the extension of credit in conjunction with investment banking and capital raising activities. In 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002 which is a broad overhaul of existing corporate and securities laws. In addition, various Federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and in many cases adopted sweeping changes to their established rules including rules in the areas of corporate governance, research analyst conflicts of interest and auditor independence. Changes pertaining to the role of research analysts in connection with providing financial services may also affect how financial services companies interact with their clients and the cost structure for such services. Outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both banks and investment firms on a consolidated and individual basis, especially in the area of risk management.

  Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated expense savings and financial results, anticipated results of litigation and regulatory proceedings, and other similar matters. These forward-looking statements are not statements of historical fact and represent only Management's beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous two paragraphs, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending and future legislation and regulation, and the other risks and uncertainties detailed in Merrill Lynch's Form 10-K and in the following sections. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures Merrill Lynch may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Equity market conditions remained challenging during the first quarter of 2003. Most equity markets continued to decline as the combination of the war in Iraq and continued restrained economic activity globally caused investors to reduce equity market activity and shift to less volatile, fixed-income investments. With interest rates falling to 30 year lows, the volume of global fixed-income underwriting set a new quarterly record of $1.24 trillion, up 11% from the previous record in the first quarter of last year.

Although many investors continued to seek a safe alternative to stocks, there was a shift by some investors from Treasury bonds to corporate and high-yield bonds. As a result, long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 3.81%, not much changed from the 3.82% at the beginning of 2003. The U.S. Federal Reserve Bank kept the federal funds rate unchanged at 1.25%.

U.S. equity indices continued to decline in the first quarter of 2003. The Dow Jones Industrial Average finished down 4.2% for the first quarter and 26.0% from year-ago levels. The Nasdaq Composite fared better, up 0.4% in the quarter, but down 27.3% from year-ago levels.

Despite a powerful rally in March, global stock markets continued to decline in the first quarter of 2003. The Dow Jones World Index, excluding the United States, was down 23.1% from the first quarter of 2002. In Europe, all major markets closed the first quarter lower as reflected by the 13% decline in the Dow Jones Stoxx Index of 600 European blue chips. In Japan, stocks continued to struggle as the Nikkei 225 index ended the first quarter down 7%, a two-decade low. Although they continued to outperform most other countries, emerging markets suffered in the first quarter, with a loss of 5%.

Despite a 54% decrease in volume of global stock and stock-related offerings, the boom in bonds produced a modest increase in overall stock and bond underwriting volume, which rose 5.6% to set a quarterly record of $1.29 trillion, according to Thomson Financial Securities Data. However, the steep drop-off in Initial Public Offerings ("IPOs"), which reached a 10-year low in the U.S., dragged down disclosed fees for all underwriting by 31%, as IPOs carry higher fees than bond sales. With just five IPOs globally, this year's first quarter was the poorest for new issues since the fourth quarter of 1990, according to Thomson Financial Securities Data.

Despite strong activity in Europe, declining equity values, concerns about the economy and global uncertainty all continued to affect the merger and acquisition market in the first quarter of 2003. The value of global mergers and acquisitions edged up 9% from year-earlier levels to $280 billion, according to Thomson Financial Securities Data. The volume of announced deals was down 11% from the year-earlier period. In the United States, the value of first-quarter mergers and acquisitions was $82 billion, down 9% from the first quarter of 2002.

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

--------------------------------------------------------------------------------
  RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
                                                        For the Three Months Ended
                                                        ---------------------------
                                                        Mar. 28,            Mar. 29,
(dollars in millions, except per share amounts)            2003                2002
                                                        -------             -------

Net Revenues
      Commissions                                       $ 1,069             $ 1,242
      Principal transactions                              1,010                 877
      Investment banking
        Underwriting                                        368                 466
        Strategic advisory                                  125                 183
      Asset management and portfolio service fees         1,127               1,293
      Other                                                 205                 219
                                                        -------             -------
     Subtotal                                             3,904               4,280

  Interest and dividend revenues                          3,021               3,284
  Less interest expense                                   2,071               2,474
                                                        -------             -------
     Net interest profit                                    950                 810
                                                        -------             -------
Total Net Revenues                                        4,854               5,090
                                                        -------             -------
Non-interest expenses:
      Compensation and benefits                           2,496               2,646
      Communications and technology                         403                 474
      Occupancy and related depreciation                    216                 238
      Brokerage, clearing, and exchange fees                170                 198
      Advertising and market development                    121                 150
      Professional fees                                     144                 130
      Office supplies and postage                            58                  69
      Other                                                 224                 173
                                                        -------             -------
Total non-interest expenses                               3,832               4,078
                                                        -------             -------

Earnings before income taxes and dividends on
  preferred securities issued by subsidiaries           $ 1,022             $ 1,012
                                                        =======             =======
Net earnings                                            $   685             $   647
                                                        =======             =======
Earnings per common share:
    Basic                                               $  0.76             $  0.75
    Diluted                                                0.72                0.67
Annualized return on average common
   stockholders' equity                                    11.8 %              12.7 %
Pre-tax profit margin                                      21.1                19.9
-----------------------------------------------------------------------------------
Compensation and benefits
      as a percentage of net revenues                      51.4 %              52.0 %
Non-compensation expenses
      as a percentage of net revenues                      27.5                28.1 %
-----------------------------------------------------------------------------------

Consolidated Results of Operations

Merrill Lynch's net earnings were $685 million for the 2003 first quarter, 6% higher than the $647 million reported in the first quarter of 2002. Earnings per common share were $0.76 basic and $0.72 diluted, compared with $0.75 basic and $0.67 diluted in the year-ago quarter. The pre-tax profit margin for the first quarter of 2003 was 21.1% up from 19.9% in the prior year quarter.

Net revenues were $4.9 billion in the first quarter of 2003, 5% lower than the 2002 first quarter. Commissions revenues were $1.1 billion, 14% below the 2002 first quarter, due primarily to a global decline in client transaction volumes, particularly in listed equities and mutual funds. Principal transactions revenues increased 15% from the first quarter of 2002, to $1.0 billion, due to increased debt trading revenues, partially offset by lower equity trading revenues. Net interest profit was $950 million, up 17% from the 2002 first quarter, due primarily to a favorable yield curve environment. Underwriting revenues were $368 million, 21% lower than the 2002 first quarter. Strategic advisory revenues declined 32% from the 2002 first quarter, to $125 million. These decreases reflect an industry-wide decline in activity levels, as well as lower market shares, as reduced equity underwriting and completed mergers and acquisitions were partially offset by increased debt underwriting. Asset management and portfolio service fees were $1.1 billion, down 13% from the first quarter of 2002. This decrease is primarily the result of a market-driven decline in equity assets under management and a reduction in portfolio servicing fees, which are calculated on beginning-of-period asset values. Other revenues were $205 million in the first quarter of 2003, down 6% from the year-ago quarter. The 2002 first quarter included aggregate pre-tax gains totaling $101 million related to the sales of the Securities Pricing Services business and the Canadian private client and asset management businesses, partially offset by increased realized gains related to sales of mortgages in the 2003 first quarter.

Compensation and benefits expenses were $2.5 billion in the 2003 first quarter, a decrease of $150 million, or 6%, from the 2002 first quarter. The decrease is due primarily to lower incentive compensation accruals and reduced staffing levels. Compensation and benefits expenses were 51.4% of net revenues for the first quarter of 2003, compared to 52.0% in the year-ago quarter.

Non-compensation expenses were $1.3 billion in the first quarter of 2003, a decrease of $96 million, or 7%, from the 2002 first quarter. Communications and technology costs were $403 million, down 15% from the first quarter of 2002 due primarily to reduced communications costs and systems consulting costs. Occupancy and related depreciation was $216 million in the 2003 first quarter, a decline of 9% from the year-ago quarter, due primarily to lower rental and occupancy costs resulting from actions taken in the 2002 fourth quarter to consolidate office space. Brokerage, clearing, and exchange fees were $170 million, down 14% from the 2002 first quarter. Advertising and market development expenses were $121 million, down 19% from the first quarter of 2002 due primarily to reduced spending on travel due to lower business activity and travel concerns, as well as lower levels of advertising. Professional fees increased 11% from the first quarter of 2002, to $144 million, due principally to increased legal expenses. Office supplies and postage was $58 million in the first quarter of 2003, a decrease of 16% from the year-ago quarter, due to lower levels of business activity and efficiency initiatives. Other expenses were $224 million in the 2003 first quarter, an increase of $51 million from the 2002 first quarter, principally due to a $50 million provision for litigation relating to various business matters, which is included in the Corporate segment. Merrill Lynch's effective tax rate was 28.3% for the first quarter of 2003 as compared to 28.0% for the full year of 2002.

--------------------------------------------------------------------------------
  BUSINESS SEGMENTS
--------------------------------------------------------------------------------

  Merrill Lynch reports its results in three business segments: the Global Markets and Investment Banking Group ("GMI"), Global Private Client ("GPC"), and Merrill Lynch Investment Managers ("MLIM"). GMI provides capital markets and investment banking services to corporate, institutional, and governmental clients around the world. GPC provides global wealth management products and services to individuals, small- to mid-size businesses, and employee benefit plans. MLIM provides asset management services to individual, institutional and corporate clients.

  Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are restated to reflect reallocations of revenues and expenses which result from changes in Merrill Lynch's business strategy and structure.


--------------------------------------------------------------------------------
  Global Markets and Investment Banking
--------------------------------------------------------------------------------

  GMI's Results of Operations
--------------------------------------------------------------------
                                     For the Three Months Ended
--------------------------------------------------------------------
                                     Mar. 28,     Mar. 29,     % Inc.
(dollars in millions)                   2003         2002       (Dec.)
---------------------------------------------------------------------

Commissions                           $  511       $  542         (6)
Principal transactions and
    net interest profit                1,428        1,102         30
Investment banking                       433          590        (27)
Other revenues                            88          151        (42)
                                      ------       ------
    Total net revenues                 2,460        2,385          3
                                      ------       ------
Non-interest expenses                  1,675        1,742         (4)
                                      ------       ------
Pre-tax earnings                      $  785       $  643         22
                                      ------       ------
Pre-tax profit margin                   31.9  %      27.0 %
---------------------------------------------------------------------

In an environment that remained challenging for equities and investment banking, GMI's results were driven by its debt markets franchise. Debt markets' strong trading and distribution capabilities and product breadth took advantage of a favorable market environment, generating record revenues and profits for the first quarter of 2003. GMI also benefited from strong operating leverage, created through effective expense management and focus on capacity, as well as a selective approach to risk-taking.

GMI's pre-tax earnings were $785 million, 22% higher than the year-ago quarter. Net revenues were $2.5 billion, a 3% increase from the first quarter of 2002. This revenue increase was complemented by ongoing operating discipline that drove a 4% decline in non-interest expenses and resulted in a pre-tax margin of 31.9%, up from 27.0% in the first quarter of 2002.

Client Facilitation and Trading
Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments, options and commodities.

Commissions revenues decreased 6% to $511 million in the first quarter of 2003, compared to the year-ago quarter as a result of a global decline in equity trading volumes and prices.

Principal transactions and net interest profit
-----------------------------------------------------------------------

                                    For the Three Months Ended
-----------------------------------------------------------------------
                                     Mar. 28,       Mar. 29,     % Inc.
(dollars in millions)                   2003           2002       (Dec.)
-----------------------------------------------------------------------

Debt and debt derivatives            $ 1,224        $   719         70
Equities and equity derivatives          204            383        (47)
                                     -------        -------
Total                                $ 1,428        $ 1,102         30
-----------------------------------------------------------------------

  Principal transactions revenues include realized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal, and unrealized gains and losses on trading assets and liabilities. In addition, principal transactions revenues include unrealized gains related to equity investments held by Merrill Lynch's broker-dealers.

  Net interest profit is a function of the level and mix of total assets and liabilities, including trading assets owned, the investment portfolio of Merrill Lynch's U.S. banks, financing and lending transactions, trading strategies associated with GMI's institutional securities business, and the prevailing level, term structure, and volatility of interest rates. Net interest profit is an integral component of trading activity.

  In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net trading revenues were $1.4 billion in the first quarter of 2003, up 30% from $1.1 billion in the first quarter of 2002. Debt and debt derivatives net trading revenues were $1.2 billion, up 70% from the first quarter of 2002, reflecting increased trading of interest rate and credit products due to a favorable yield curve environment and proprietary positioning. Equities and equity derivatives net trading revenues decreased 47% from the first quarter of 2002 to $204 million, primarily due to reduced customer flows.

  Investment Banking
---------------------------------------------------------------------
                               For the Three Months Ended
---------------------------------------------------------------------
                                Mar. 28,         Mar. 29,        Inc.
(dollars in millions)              2003             2002      % (Dec.)
---------------------------------------------------------------------

Debt underwriting                 $ 176            $ 100          76
Equity underwriting                 132              307         (57)
                                  -----            -----
  Total underwriting                308              407         (24)
Strategic advisory services         125              183         (32)
                                  -----            -----
Total                             $ 433            $ 590         (27)
---------------------------------------------------------------------

  Underwriting
  ------------
  Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

  Underwriting revenues in the 2003 first quarter were $308 million, down 24% from the $407 million recorded in the first quarter of 2002. This decrease is the result of sharply lower equity underwriting revenues, which declined 57% to $132 million, as equity origination activity continued to contract and market share declined. Partially offsetting this decline were higher debt underwriting revenues, which increased 76% from the first quarter of 2002, to $176 million primarily due to the completion of more profitable transactions in the first quarter of 2003. Merrill Lynch ranked third in global debt and fifth in global equity and equity-linked underwriting in the first quarter of 2003 with a 7.1% and 7.8% market share, respectively. Merrill Lynch's debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals; however debt transactions are highly competitive and not all transactions are profitable.

----------------------------------------------------------------------------------------
                                                 For the Three Months Ended
                                       -------------------------------------------------
                                           March 2003                      March 2002
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------

Global proceeds
    Debt and Equity                       7.1 %       4                   9.0 %        2
    Debt                                  7.1         3                   8.5          2
    Equity and equity-linked              7.8         5                  14.5          2
U.S. proceeds
    Debt and Equity                       9.2 %       2                  11.6 %        2
    Debt                                  9.1         2                  10.9          2
    Equity and equity-linked             12.2         3                  20.9          2
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $125 million in the first quarter of 2003, down 32% from the first quarter of 2002 as industry-wide completed mergers and acquisitions activity continued to contract and market share globally declined. Merrill Lynch's merger and acquisition market share information based on transaction value is as follows:

----------------------------------------------------------------------------------------
                                                For the Three Months Ended
                                        ------------------------------------------------
                                           March 2003                     March 2002
                                        ---------------                 ----------------
                                        Market                          Market
                                         Share     Rank                  Share      Rank
----------------------------------------------------------------------------------------

Completed transactions
     Global                               16.6 %      4                   22.1 %       3
     U.S.                                 25.2        3                   20.7         5
Announced transactions
     Global                               13.8 %      5                   23.0 %       2
     U.S.                                  8.8        5                   14.0         7

----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
  Other revenues, which include realized investment gains and losses and distributions on equity investments, were $88 million in the first quarter of 2003 as compared to $151 million in the year-ago quarter. Other revenues in the first quarter of 2002 included a $45 million pre-tax gain on the sale of the Securities Pricing Services business.

--------------------------------------------------------------------------------
Global Private Client
--------------------------------------------------------------------------------

GPC's Results of Operations
-------------------------------------------------------------------------------------

                                                 For the Three Months Ended
                                                 --------------------------
                                                 Mar. 28,         Mar. 29,     % Inc.
(dollars in millions)                               2003             2002       (Dec.)
                                                 ------------------------------------

Commissions                                       $  538           $  667         (19)
Principal transactions and
     new issue revenues                              299              315          (5)
Asset management and
     portfolio service fees                          812              913         (11)
Net interest profit                                  323              346          (7)
Other revenues                                       130               58         124
                                                  ------           ------
     Total net revenues                            2,102            2,299          (9)
                                                  ------           ------
Non-interest expenses                              1,833            2,027         (10)
                                                  ------           ------
Pre-tax earnings                                  $  269           $  272          (1)
                                                  ------           ------
Pre-tax profit margin                               12.8%            11.8%
-------------------------------------------------------------------------------------


GPC's first quarter 2003 pre-tax earnings were $269 million essentially unchanged from the 2002 first quarter, despite net revenues that declined 9% to $2.1 billion. First quarter 2002 revenues included a residual pre-tax gain of $39 million related to the sale of the Canadian private client business. GPC's pre-tax margin was 12.8%, one percentage point higher than the year-ago quarter, as non-interest expenses were reduced by 10%, to $1.8 billion. A continued high percentage of revenues from fee-based and recurring sources provided stability as transaction activity eroded.

GPC employed approximately 13,600 Financial Advisors at the end of the 2003 first quarter, down from 14,000 at the end of 2002 due to attrition combined with reduced hiring in the United States.

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 19% to $538 million in the first quarter of 2003 from $667 million in the first quarter of 2002 primarily due to a global decline in client transaction volumes, particularly in equity securities and mutual funds. Commissions have also been negatively affected by the ongoing transition of GPC assets to asset-priced accounts.

Principal transactions and new issue revenues
GPC's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products. GPC does not take any significant principal trading risk positions.

Principal transactions and new issue revenues declined 5% to $299 million in the 2003 first quarter from the year-ago quarter primarily as a result of a decline in new issue volume in a less favorable market environment.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds which totaled $66 billion and $75 billion on an average basis at March 28, 2003 and March 29, 2002, respectively. Also included are portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R) as well as servicing fees related to these accounts, and certain other account-related fees.

Asset management and portfolio service fees totaled $812 million, down 11% from the $913 million recorded in the first quarter of 2002, primarily as a result of a market-driven decline in equity assets under management and a reduction in portfolio servicing fees, which are calculated on beginning-of-period asset values.

An analysis of changes in assets in GPC accounts from March 29, 2002 to March 28, 2003 is detailed below:

----------------------------------------------------------------------------------------------------------
                                                              Net Changes Due To
                                                 --------------------------------------------
                                          Mar. 29,         New          Asset                      Mar. 28,
(dollars in billions)                        2002        Money    Depreciation      Other (1)         2003
----------------------------------------------------------------------------------------------------------

Assets in GPC accounts
    U.S.                                   $1,158          $15          $(164)           $ -        $1,009
    Non U.S.                                   96           (3)            (6)            (1)           86
                                           ---------------------------------------------------------------
    Total                                  $1,254          $12          $(170)           $(1)       $1,095
----------------------------------------------------------------------------------------------------------
(1) Represents business divestitures.

Total assets in GPC accounts in the United States declined 13% from the end of the 2002 first quarter, to $1.0 trillion at March 28, 2003 as a result of market-driven declines in asset values, partially offset by net new money inflows of $15 billion. Outside the United States, client assets were $86 billion, down from $96 billion at the end of the year-ago quarter, largely due to market-driven declines. Total assets in asset-priced accounts were $181 billion at the end of the 2003 first quarter, a decrease of 12% from the year-ago period primarily due to market-driven declines.

Net interest profit
Net interest profit for GPC includes GPC's allocation of the interest spread earned in Merrill Lynch's banks for deposits as well as interest earned on margin and other loans.

Net interest profit was $323 million in the 2003 first quarter, down 7% from $346 million in the first quarter of 2002. The decrease in net interest profit resulted from lower margin balances and a reduction in the related interest rates.

Other revenues
Other revenues were $130 million in the first quarter of 2003, compared to $58 million in the year-ago period. Other revenues for the first quarter of 2003 increased, in part, due to realized gains related to sales of mortgages. Other revenues in the first quarter of 2002 included a residual pre-tax gain of $39 million related to the sale of GPC's Canadian business, and pre-tax losses related to asset writedowns.

--------------------------------------------------------------------------------
Merrill Lynch Investment Managers
--------------------------------------------------------------------------------

MLIM's Results of Operations
--------------------------------------------------------------------------------

                                      For the Three Months Ended
                                      --------------------------
                                      Mar. 28,           Mar. 29,
(dollars in millions)                    2003               2002    %(Dec.)
--------------------------------------------------------------------------

Commissions                             $  31              $  54       (43)
Asset management fees                     300                367       (18)
Other revenues                              6                 21       (71)
                                        -----              -----
  Total net revenues                      337                442       (24)
Non-interest expenses                     290                328       (12)
                                        -----              -----
Pre-tax earnings                        $  47              $ 114       (59)
                                        -----
Pre-tax profit margin                    14.0 %             25.8 %
--------------------------------------------------------------------------

MLIM continued to generate strong relative investment performance. Nearly 70% of its assets under management were ahead of benchmark or median category for the 1-, 3-, and 5-year periods ending March 2003 despite difficult equity market conditions for most of the quarter. Lower equity market levels adversely affected MLIM's first quarter results.

MLIM's pre-tax earnings in the 2003 first quarter were $47 million, down 59% from $114 million in the 2002 first quarter. Net revenues decreased 24% from the year ago period to $337 million primarily reflecting a market-driven decline in equity assets under management. MLIM's first quarter 2002 results included a pre-tax gain on the sale of its Canadian asset management business. Net revenues are dependent on levels of assets under management, and accordingly, are susceptible to a decline in equity market valuations. The pre-tax margin was 14.0% in the first quarter of 2003 compared to 25.8% in the year-ago quarter as a decline in non-interest expenses of 12% was more than offset by the revenue decline.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 43% to $31 million in the 2003 first quarter from the year-ago quarter.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds as well as performance fees earned by MLIM on separately managed accounts. Asset management fees were $300 million, a decline of 18% from the first quarter of 2002 primarily as a result of market-driven declines in the value of equity assets under management as well as the shift of assets by clients from higher yielding equity funds to lower yielding fixed income and money market funds. At the end of the first quarter of 2003, assets under management totaled $442 billion, compared with $518 billion at the end of the first quarter of 2002.

An analysis of changes in assets under management from March 29, 2002 to March 28, 2003 is as follows:

----------------------------------------------------------------------------------------------------
                                                       Net Changes Due To
                                        -------------------------------------------
                                 Mar. 29,         New          Asset                         Mar. 28,
(dollars in billions)               2002        Money   Depreciation          Other (1)         2003
----------------------------------------------------------------------------------------------------
Assets under management             $518         $(23)          $(57)            $4             $442
----------------------------------------------------------------------------------------------------
(1) Includes reinvested dividends, the impact of foreign exchange movements, net outflows of retail money market funds and other changes.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $6 million and $21 million for the first quarter of 2003 and 2002, respectively. Other revenues for the first quarter of 2002 included a $17 million pre-tax gain on the sale of the Canadian retail asset management business.


--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------


Management continually monitors and evaluates the level and composition of the balance sheet.

For the first three months of 2003, average total assets were $476 billion, up 4% from $459 billion for the full-year 2002. Average total liabilities also increased 4% to $450 billion from $435 billion for the full-year 2002. Average total assets and liabilities for the first three months of 2003 include the following changes as compared to the full-year 2002:

-----------------------------------------------------------------------------------------
                                                                   Increase/
 (dollars in millions)                                             (Decrease)      Change
-----------------------------------------------------------------------------------------

Average assets
  Loans, notes and mortgages (net)                                   $ 8,845           31%
  Receivables under resale agreements                                  7,514           10
  Trading assets                                                       7,249            7
  Receivables under securities borrowed transactions                  (6,601)         (10)


Average liabilities
 Payables under repurchase agreements                                $ 8,092            8%
 Trading liabilities                                                   7,475           11
-----------------------------------------------------------------------------------------

Loans, notes and mortgages were up substantially from 2002 due to increased GPC mortgage and small and middle market business loan originations by Merrill Lynch Bank USA and its subsidiaries. Additionally, securities financing transactions rose primarily due to increased inventory financing.

--------------------------------------------------------------------------------
OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------

As a part of its normal operating strategy, Merrill Lynch enters into various contractual obligations, contingent liabilities and commitments which may require future payments. The table below outlines the significant contractual obligations, contingent liabilities, and commitments, as well as the future expiration as of March 28, 2003:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                  Commitment expiration
                                                ----------------------------------------------------------------
                                                             Less than                                    Over 5
                                                  Total         1 year   1 - 3 years   4 - 5 years         years
----------------------------------------------------------------------------------------------------------------

Total commitments                               $48,661        $32,249       $ 4,302       $ 7,139       $ 4,971
Long-term borrowings                             77,014         19,013        24,864        14,453        18,684
Short-term borrowings                             3,509          3,509             -             -             -
Contractual agreements(1)                        42,590          9,767         9,508         6,144        17,171
Liquidity and facilities with SPEs(2)(3)         13,663         10,341         3,322             -             -
Liquidity and default facilities with
SPEs                                              3,231          2,654           577             -             -
Residual value guarantees                         1,782             70           128           276         1,308
Standby letters of credit and other
performance guarantees                              471            209           107            37           118
----------------------------------------------------------------------------------------------------------------
(1) Represents the liability balance of contractual agreements at March 28, 2003.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(3) Includes $3.8 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.

Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 27, 2002.

Capital Adequacy

At March 28, 2003, Merrill Lynch's equity capital was comprised of $23.2 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries are Trust Originated Preferred SecuritiesSM ("TOPrS"SM). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $26.3 billion is adequate.

Funding

Commercial paper outstanding totaled $3.0 billion at March 28, 2003 and $4.0 billion at December 27, 2002, which was approximately 4% of total unsecured borrowings at March 28, 2003 and year-end 2002. Deposits at Merrill Lynch's banking subsidiaries totaled $81.9 billion at March 28, 2003, essentially unchanged from year-end 2002. Of the $81.9 billion of deposits in Merrill Lynch banking subsidiaries as of March 28, 2003, $68.8 billion were in U.S. banks. Outstanding long-term borrowings decreased to $77.0 billion at March 28, 2003 from $78.5 billion at December 27, 2002. Major components of the change in long-term borrowings during the first three months of 2003 are as follows:

(dollars in billions)
-------------------------------------------------------

Balance at December 27, 2002                      $78.5
Issuances                                           5.9
Maturities                                         (7.3)
Other, net                                         (0.1)
                                                  -----
Balance at March 28, 2003 (1)                     $77.0
-------------------------------------------------------
(1) At March 28, 2003, $58.0 billion of long-term borrowings had maturity dates beyond one year.

As a part of its overall liquidity risk management practices, Merrill Lynch seeks to ensure availability of sufficient alternative funding sources to enable the repayment of all unsecured debt obligations maturing within one year without issuing new unsecured debt or requiring liquidation of business assets. The main alternative funding sources to unsecured borrowings are repurchase agreements, securities loaned, and other secured borrowings, which require pledging unencumbered securities held for trading or investment purposes.

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations and asset-backed securities of high credit quality that is funded with debt with an average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $13.2 billion and $12.6 billion at March 28, 2003 and December 27, 2002, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available as a source of funds during a liquidity event.

Merrill Lynch also maintained a committed, multi-currency, unsecured bank credit facility that totaled $3.5 billion at March 28, 2003 and December 27, 2002 and was not drawn upon. On May 8, 2003, Merrill Lynch renewed the bank credit facility in the amount of $3.0 billion for 364 days. Merrill Lynch elected to reduce the amount of the facility considering the company's funding profile and the availability of the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity.

Credit Ratings

The cost and availability of unsecured funding are impacted by credit ratings and market conditions. In addition, credit ratings are important when competing in certain markets and when seeking to engage in long-term transactions including over-the-counter derivatives. Factors that influence Merrill Lynch's credit ratings include the rating agencies' assessment of the general operating environment, Merrill Lynch's relative positions in the markets in which it competes, reputation, level and volatility of earnings, risk management policies, liquidity and capital management.

Merrill Lynch's senior long-term debt, preferred stock, and TOPrSSM were rated by several recognized credit rating agencies at May 7, 2003 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable or negative.

-------------------------------------------------------------------------------------------------------------------
Rating Agency                                         Senior Debt Ratings  Preferred Stock Ratings  TOPrSSM Ratings
-------------------------------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA(Low)              Not Rated           Not Rated
Fitch Ratings                                                 AA-                   A+                  A+
Moody's Investors Service, Inc.                               Aa3                   A2                  A1
Rating and Investment Information, Inc. (1)                    AA                   A+                  A+
Standard & Poor's Ratings Services                             A+                   A-                  A-
--------------------------------------------------------------------------------------------------------------
(1) Located in Japan


--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

Risk-taking is an integral part of Merrill Lynch's core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks. These risks include market, credit, liquidity, process, and other risks that are material and require comprehensive controls and management. The responsibility and accountability for these risks remain primarily with the individual business units. For a full discussion of Merrill Lynch's risk management framework, see the Annual Report on Form 10-K for the year ended December 27, 2002.

Market Risk

Value-at-risk ("VaR") is an estimate within a specified degree of confidence of the amount that Merrill Lynch's present portfolios could lose over a given time interval. Merrill Lynch's overall VaR is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within Merrill Lynch's portfolios. Merrill Lynch believes that the tabulated risk measures provide some guidance as to the amount Merrill Lynch could lose in future periods and it works continuously to improve the methodology and measurement of its VaR. However, like all statistical measures, especially those that rely heavily on historical data, VaR needs to be interpreted with a clear understanding of its assumptions and limitations.

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at March 28, 2003 and December 27, 2002 as well as daily average VaR for the three months ended March 28, 2003. Additionally, high and low VaR for the first quarter of 2003 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------------
                                                                        Daily
                                              Mar. 28,    Dec. 27,    Average         High         Low
(dollars in millions)                            2003        2002        1Q03         1Q03        1Q03
------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 56        $ 42        $ 59         $ 87        $ 40
      Equity                                       27          36          36           50          26
      Commodity                                     -           -           -            1           -
      Currency                                      2           3           4           13           -
      Volatility                                   19          19          19           27          15
                                                 -----------------------------------------------------
                                                  104         100         118
      Diversification benefit                     (47)        (48)        (54)
                                                 ----------------------------
      Overall(2)                                 $ 57        $ 52        $ 64         $ 84        $ 50
                                                 ============================
------------------------------------------------------------------------------------------------------
(1)   Based on a 95% confidence level and a one-week holding period.
(2)   Overall VaR using a 95% confidence level and a one-day holding period was
      $29 million at March 28, 2003 and $25 million at year-end 2002.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (including Merrill Lynch's U.S. banks and Merrill Lynch's LYONS(R) ):

--------------------------------------------------------------------------
                                             Mar. 28,              Dec. 27,
(dollars in millions)                           2003                  2002
--------------------------------------------------------------------------

Non-trading value-at-risk(1)
      Interest rate and credit spread           $ 90                  $ 89
      Equity                                      25                    27
      Currency                                     2                     3
      Volatility                                  13                    13
                                                ----                  ----
                                                 130                   132
      Diversification benefit                    (33)                  (42)
                                                ----                  ----
Overall                                         $ 97                  $ 90
                                                ====                  ====
--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.

Credit Risk

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent ("master netting agreements") with substantially all of its derivative counterparties as soon as possible. The agreements are negotiated with each counterparty and are complex in nature. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement, and as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. However, the enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $10.2 billion of collateral) of trading derivatives in a gain position by maturity at March 28, 2003. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
-----------------------------------------------------------------------------------------

Credit                     Years to Maturity                         Cross-
              ---------------------------------------------------  Maturity
Rating(1)              0-3        3+- 5       5+- 7       Over 7    Netting(2)      Total
-----------------------------------------------------------------------------------------

AAA                $ 1,744       $  717      $  428       $1,652    $  (399)      $ 4,142
AA                   3,665        1,772         919        2,637     (2,149)        6,844
A                    6,210        1,660       1,180        3,723     (1,182)       11,591
BBB                  1,346          752         459        1,451       (562)        3,446
Other                1,041          524         188          285       (129)        1,909
                   ----------------------------------------------------------------------
Total              $14,006       $5,425      $3,174       $9,748    $(4,421)      $27,932
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

In addition to obtaining collateral, Merrill Lynch attempts to mitigate its default risk on derivatives whenever possible by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of its derivative contracts.

In March 2003, Merrill Lynch invested approximately $1 billion in UFJ Strategic Partner Co., Ltd., a UFJ Holdings subsidiary created to hold, manage, and resolve various non-performing and sub-performing UFJ loans.

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

In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade holdings have been defined as debt and preferred equity securities rated lower than BBB, or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.

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

--------------------------------------------------------------------------------
Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  Mar. 28, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------

Trading assets:
    Cash instruments                                    $ 5,742           $ 4,825
    Derivatives                                           4,006             5,016
Trading liabilities - cash instruments                   (1,607)           (1,352)
Collateral on derivative assets                          (2,097)           (2,581)
                                                        -------           -------
Net trading asset exposure                              $ 6,044           $ 5,908
---------------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 28, 2003, the carrying value of such debt and equity securities totaled $88 million, of which 38% resulted from Merrill Lynch's market-making activities in such securities. This compared with $140 million at December 27, 2002, of which 29% related to market-making activities. Also included are distressed bank loans totaling $97 million and $203 million at March 28, 2003 and December 27, 2002, respectively.

--------------------------------------------------------------------------------
Non-Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  Mar. 28, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------

Investment securities                                     $ 197             $ 300
Commercial loans (net of allowance for loan
losses):
   Bridge loans                                             131               131
   Other loans(1)                                         3,202             2,740
Other investments:
   Partnership interests(2)                               1,748             1,749
   Other equity investments(3)                              784               583
---------------------------------------------------------------------------------
(1)  Includes accrued interest.
(2)  Includes $864 million and $877 million in investments at March 28, 2003 and
     December 27, 2002, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(3)  Includes investments in 170 and 158 enterprises at March 28, 2003 and December 27, 2002, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  Mar. 28, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------

Additional commitments to invest in
partnerships (1)                                         $  517            $  500
Unutilized revolving lines of credit and
other lending commitments                                 1,204             1,550
---------------------------------------------------------------------------------
(1) Includes $110 million at March 28, 2003 and December 27, 2002, related to deferred compensation plans.


--------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------------------------------------

The following is a summary of Merrill Lynch's critical accounting policies. For a full description of these and other accounting policies see Note 1 to the Consolidated Financial Statements in the 2002 Annual Report.

Use of Estimates
In presenting the Condensed Consolidated Financial Statements, Management makes estimates regarding certain trading inventory valuations, the outcome of litigation, the carrying amount of goodwill, the allowance for loan losses, the realization of deferred tax assets, tax reserves, insurance reserves, recovery of insurance deferred acquisition costs, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 to the Consolidated Financial Statements in the 2002 Annual Report.

Valuation of Financial Instruments
Fair values for exchange traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for OTC derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark all positions consistently when only a subset of prices are directly observable. Values for non-exchange-traded derivatives are verified using observed information about the costs of hedging out the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Unrealized gains for these instruments are not recognized unless the valuation model incorporates significant observable market inputs.

Merrill Lynch holds investments that may have quoted market prices but that are subject to restrictions (e.g., consent of other investors to sell) that may limit Merrill Lynch's ability to realize the quoted market price. Accordingly, Merrill Lynch estimates the fair value of these securities based on management's best estimate which incorporates pricing models based on projected cash flows, earnings multiples, comparisons based on similar market transactions and/or review of underlying financial conditions and other market factors.

Valuation adjustments are an integral component of the mark-to-market process and are taken for individual positions where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires more than the simple application of the pricing models.

Assets recorded on the balance sheet can therefore be broadly categorized as follows:

1. highly liquid cash and derivative instruments for which quoted market prices are readily available (for example, exchange-traded equity securities and derivatives such as listed options)

2.  liquid instruments, including
    a) cash instruments for which quoted prices are available but which may trade less frequently such that there is not complete pricing transparency for these instruments across all market cycles (for example, corporate and municipal bonds);
    b) derivative instruments that are valued using a model, where inputs to the model are directly observable in the market (for example, U.S. dollar interest rate swaps);
    c) instruments that are priced with reference to comparable financial instruments whose parameters can be directly observed; and
    d) consumer and small and middle-market business loans and performing commercial loans held for investment purposes (which are carried at their principal amount outstanding)

3. less liquid instruments that are valued using management's best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgement by management (for example, private equity investments, long dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt, aged inventory positions, including aged commercial loans held for sale (which are reported at the lower of cost or estimated fair value) and non-performing commercial loans held for investment purposes).

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At March 28, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

(dollars in millions)
------------------------------------------------------------------------------------------------
                                            Category 1     Category 2    Category 3        Total
------------------------------------------------------------------------------------------------
Assets
    Trading assets, excluding
    contractual agreements                     $36,831        $38,227        $1,211      $76,269
    Contractual agreements                       3,950         31,157         3,033       38,140
    Loans, notes, and mortgages (net)                -         31,244         3,207       34,451
    Investment securities                       11,483         61,908         4,520       77,911
------------------------------------------------------------------------------------------------
Liabilities
    Trading liabilities, excluding
    contractual agreements                     $30,655        $11,559        $  905      $43,119
    Contractual agreements                       2,730         37,104         2,756       42,590
------------------------------------------------------------------------------------------------

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at March 28, 2003 include $126.5 billion of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.

--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Merrill Lynch is currently assessing the impact of SFAS No. 149 on the Consolidated Financial Statements.

On July 31, 2002, the American Institute of Certified Public Accountants ("AICPA") issued a Proposed Statement of Position ("SOP"), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The proposed SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. A final SOP would be effective for financial statements for Merrill Lynch beginning in 2004. The SOP would require the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Condensed Consolidated Statement of Earnings.

On January 17, 2003, the FASB issued FIN 46, which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to QSPEs, the accounting for which is governed by SFAS No. 140. FIN 46 is effective for VIEs created on or after February 1, 2003 and for existing VIEs as of the third quarter of 2003. See Note 8 to the Consolidated Financial Statements in the 2002 Annual Report for disclosures regarding the expected impact of adoption of FIN 46 on Merrill Lynch's Consolidated Balance Sheet.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years' expense. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.

On November 25, 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 10 to the Condensed Consolidated Financial Statements for these disclosures.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the guidance provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Merrill Lynch adopted SFAS No. 146 as of January 1, 2003, which had no material impact on the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
Statistical Data
--------------------------------------------------------------------------------
                                                 1st Qtr.          2nd Qtr.          3rd Qtr.          4th Qtr.          1st Qtr.
                                                     2002              2002              2002              2002              2003
                                                 --------          --------          --------          --------          --------
Assets in GPC accounts (dollars in billions):
    U.S.                                         $  1,158          $  1,076          $    997          $  1,021           $ 1,009
    Non-U.S.                                           96                94                87                89                86
                                                 --------          --------          --------          --------          --------
Total Assets in GPC Accounts                        1,254             1,170             1,084             1,110             1,095
                                                 ========          ========          ========          ========          ========

Assets in Asset-Priced Accounts                  $    206          $    192          $    177          $    182          $    181
Assets Under Management:

Retail                                           $    215          $    203          $    182          $    189          $    187
Institutional                                         262               257               234               235               220
Private Investors(1)                                   41                39                36                38                35

Equity                                                257               234               190               191               183
Fixed-income                                          119               121               119               122               108
Money market                                          142               144               143               149               151

U.S.                                                  323               319               305               313               303
Non-U.S.                                              195               180               147               149               139

---------------------------------------------------------------------------------------------------------------------------------
Underwriting:
Global Equity and Equity-Linked:
    Volume (dollars in billions)                 $     15          $     10          $      3          $      6          $      4
    Market share                                     14.5%              9.4%              6.0%             10.6%              7.8
Global debt:
    Volume (dollars in billions)                 $     96          $     86          $     65          $     59          $     88
    Market share                                      8.5%              8.4%              7.7%              6.6%              7.1
----------------------------------------------------------------------------------------------------------------------------------
Full-Time Employees:
    U.S.                                           43,100            42,400            41,800            40,000            39,200
    Non-U.S.                                       13,000            12,000            11,400            10,900            10,400
                                                 --------          --------          --------          --------          --------
Total                                              56,100            54,400            53,200            50,900            49,600
                                                 ========          ========          ========          ========          ========

Private Client Financial Advisors                  15,900            15,100            14,600            14,000            13,600
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet (dollars in millions,
except per share amounts)
Total assets                                     $444,871          $453,834          $452,140          $447,928          $455,587
Total stockholders' equity                       $ 20,906          $ 21,592          $ 22,299          $ 22,875          $ 23,639
Book value per common share                      $  23.73          $  24.46          $  25.17          $  25.69          $  24.97
Share Information (in thousands)
Weighted-average shares outstanding:
    Basic                                         854,815           861,742           864,629           868,160           887,553
    Diluted                                       949,237           942,560           934,477           942,893           939,220
Common shares outstanding                         862,946           865,398           869,019           873,780           929,768
----------------------------------------------------------------------------------------------------------------------------------
(1) Represents segregated portfolios for individuals, small corporations and institutions.

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

Item 4.  Controls and Procedures
         -----------------------

In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.'s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.'s disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-Q. Based on this evaluation, ML & Co.'s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.'s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
On April 28, 2003, ML & Co. held its Annual Meeting of Stockholders, at which approximately 88% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of three directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to approve the Merrill Lynch Employee Stock Compensation Plan; and (iii) a stockholder proposal concerning cumulative voting in the election of directors. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The stockholders elected all three nominees to the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for or withheld from the election of directors were as follows: W. H. Clark received 792,141,984 votes in favor and 23,677,905 votes were withheld; Aulana L. Peters received 765,849,839 votes in favor and 49,970,050 votes were withheld; and John J. Phelan, Jr. received 765,653,012 votes in favor and 50,166,877 votes were withheld.

The stockholders approved the Merrill Lynch Employee Stock Compensation Plan. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows: 470,937,079 votes in favor, 195,147,014 votes against, 7,570,499 shares abstained, and 142,165,297 shares represented broker non-votes.

The stockholders did not approve the stockholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions and broker non-votes for this proposal were as follows: 210,205,262 votes in favor, 455,091,217 votes against, 8,358,113 shares abstained, and 142,165,297 shares represented broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)      Exhibits

         3            By-Laws of ML&Co. , effective as of April 28, 2003

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

         12           Statement re: computation of ratios

         15           Letter re: unaudited interim financial information

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3     Computation of Adjusted Leverage Ratios

(b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

         (i) Current Report dated December 30, 2002 for the purpose of filing the form of ML & Co.'s 7% Callable STock Return Income DEbt SecuritiesSM due January 3, 2005, payable at maturity with General Electric Company common stock.

         (ii) Current Report dated January 15, 2003 for the purpose of furnishing notice of a webcast of a conference call scheduled for January 22, 2003 to review ML & Co.'s operating results.

         (iii) Current Report dated January 22, 2003 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summaries for the three months and the year ended December 27, 2002.

         (iv) Current Report dated January 23, 2003 for the purpose of furnishing notice of a webcast of a presentation by ML & Co.'s chief executive officer scheduled for January 29, 2003.

         (v) Current Report dated January 31, 2003 for the purpose of filing the form of ML & Co.'s Market Recovery NotesSM Linked to the Nasdaq-100 Index(R) due March 31, 2005.

         (vi) Current Report dated January 31, 2003 for the purpose of filing the form of ML & Co.'s 6.5% Callable STock Return Income DEbt SecuritiesSM due February 1, 2005, payable at maturity with International Business Machines Corporation common stock.

         (vii) Current Report dated February 20, 2003 for the purpose of reporting Merrill Lynch's agreeing with the Securities and Exchange Commission to a settlement in principle that would resolve the Commission's investigation regarding two transactions between Merrill Lynch and Enron in 1999.

         (viii) Current Report dated February 25, 2003 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of December 27, 2002.

         (ix) Current Report dated February 27, 2003 for the purpose of filing the form of ML & Co.'s 7% Callable STock Return Income DEbt SecuritiesSM due February 28, 2005, payable at maturity with Cisco Systems, Inc. common stock.

         (x) Current Report dated February 28, 2003 for the purpose of filing the form of ML & Co.'s Strategic Return Notes(R) Linked to the Select Ten Index due February 28, 2008.

         (xi) Current Report dated March 17, 2003 for the purpose of reporting Merrill Lynch's announcement that it had entered into a final settlement agreement with the Securities and Exchange Commission regarding the previously disclosed investigation into two 1999 transactions with Enron.

         (xii) Current Report dated March 27, 2003 for the purpose of filing the form of ML & Co.'s 6% Callable STock Return Income DEbt SecuritiesSM due March 28, 2005, payable at maturity with Merck & Co., Inc. common stock.

         (xiii) Current Report dated March 28, 2003 for the purpose of filing the form of ML & Co.'s Market Recovery NotesSM Linked to the S&P 500(R) Index due May 28, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                               MERRILL LYNCH & CO., INC.
                                               ---------------------------------
                                                     (Registrant)




                                          By: /s/ Ahmass L. Fakahany
                                              ----------------------------------
                                                  Ahmass L. Fakahany
                                                  Executive Vice President and
                                                  Chief Financial Officer





                                          By: /s/ John J. Fosina
                                              ----------------------------------
                                                  John J. Fosina
                                                  Controller
                                                  Principal Accounting Officer


Date:     May 8, 2003

                    Certification of Chief Executive Officer
                    ----------------------------------------
I, E. Stanley O'Neal, certify that:


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


                                /s/ E. Stanley O'Neal
                                ------------------------------------------------
                                    E. Stanley O'Neal
                                    Chairman of the Board and
                                    Chief Executive Officer

Dated:  May 8, 2003

                    Certification of Chief Financial Officer
                    ----------------------------------------
I, Ahmass L. Fakahany, certify that:


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


                                /s/ Ahmass L. Fakahany
                                ------------------------------------------------
                                    Ahmass L. Fakahany
                                    Executive Vice President and
                                    Chief Financial Officer
Dated:  May 8, 2003

                                INDEX TO EXHIBITS


Exhibits

3          By-Laws of ML&Co. , effective as of April 28, 2003

12         Statement re: computation of ratios

15         Letter re: unaudited interim financial information

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3       Computation of Adjusted Leverage Ratios