Form 10-Q
period 2003-08-07
MERRILL LYNCH & CO INC
filed 2003-08-07
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            June 27, 2003


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

YES        X        NO
           -              ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES        X        NO
           -              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

935,038,958 shares of Common Stock and 3,113,596 Exchangeable Shares as of the close of business on August 1, 2003. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
 ITEM 1.  FINANCIAL STATEMENTS
 -----------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Three Months Ended
                                                                    -----------------------------
                                                                    June 27,              June 28,             Percent
(in millions, except per share amounts)                                2003                  2002              Inc. (Dec.)
                                                                    -------               -------              ----------

NET REVENUES
  Commissions                                                        $1,044                $1,212                   (13.9)%
  Principal transactions                                              1,100                   728                    51.1
  Investment banking
     Underwriting                                                       565                   501                    12.8
     Strategic advisory                                                 133                   194                   (31.4)
  Asset management and portfolio service fees                         1,154                 1,298                   (11.1)
  Other                                                                 271                   219                    23.7
                                                                     ------                ------
     Subtotal                                                         4,267                 4,152                     2.8
                                                                     ------                ------

  Interest and dividend revenues                                      3,028                 3,198                    (5.3)
  Less interest expense                                               1,976                 2,399                   (17.6)
                                                                     ------                ------
     Net interest profit                                              1,052                   799                    31.7
                                                                     ------                ------

  TOTAL NET REVENUES                                                  5,319                 4,951                     7.4
                                                                     ------                ------

NON-INTEREST EXPENSES
  Compensation and benefits                                           2,678                 2,569                     4.2
  Communications and technology                                         357                   412                   (13.3)
  Occupancy and related depreciation                                    221                   228                    (3.1)
  Brokerage, clearing, and exchange fees                                169                   172                    (1.7)
  Advertising and market development                                    113                   151                   (25.2)
  Professional fees                                                     140                   132                     6.1
  Office supplies and postage                                            50                    65                   (23.1)
  Other                                                                 186                   163                    14.1
  Research settlement-related expenses                                    -                   111                  (100.0)
  Net recoveries related to September 11                                (61)                    -                     N/M
                                                                     ------                ------
  TOTAL NON-INTEREST EXPENSES                                         3,853                 4,003                    (3.7)
                                                                     ------                ------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         1,466                   948                    54.6

Income tax expense                                                      398                   267                    49.1

Dividends on preferred securities issued by subsidiaries                 47                    47                       -
                                                                     ------                ------

NET EARNINGS                                                         $1,021                $  634                    61.0
                                                                     ======                ======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                       $1,011                $  624                    62.0
                                                                     ======                ======

EARNINGS PER COMMON SHARE
    Basic                                                            $ 1.13                $ 0.72
                                                                     ======                ======
    Diluted                                                          $ 1.05                $ 0.66
                                                                     ======                ======
DIVIDEND PAID PER COMMON SHARE                                       $ 0.16                $ 0.16
                                                                     ======                ======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             897.2                 861.7
                                                                     ======                ======
    Diluted                                                           965.3                 942.6
                                                                     ======                ======
-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      For the Six Months Ended
                                                                     ----------------------------
                                                                    June 27,              June 28,             Percent
(in millions, except per share amounts)                                2003                  2002              Inc. (Dec.)
                                                                    -------               -------              ----------
NET REVENUES
  Commissions                                                        $2,113                $2,454                   (13.9)%
  Principal transactions                                              2,110                 1,605                    31.5
  Investment banking
     Underwriting                                                       933                   967                    (3.5)
     Strategic advisory                                                 258                   377                   (31.6)
  Asset management and portfolio service fees                         2,281                 2,591                   (12.0)
  Other                                                                 476                   438                     8.7
                                                                     ------                ------
     Subtotal                                                         8,171                 8,432                    (3.1)
                                                                     ------                ------

  Interest and dividend revenues                                      6,049                 6,482                    (6.7)
  Less interest expense                                               4,047                 4,873                   (17.0)
                                                                     ------                ------
     Net interest profit                                              2,002                 1,609                    24.4
                                                                     ------                ------

  TOTAL NET REVENUES                                                 10,173                10,041                     1.3
                                                                     ------                ------

NON-INTEREST EXPENSES
  Compensation and benefits                                           5,174                 5,215                    (0.8)
  Communications and technology                                         760                   886                   (14.2)
  Occupancy and related depreciation                                    437                   466                    (6.2)
  Brokerage, clearing, and exchange fees                                339                   370                    (8.4)
  Advertising and market development                                    234                   301                   (22.3)
  Professional fees                                                     284                   262                     8.4
  Office supplies and postage                                           108                   134                   (19.4)
  Other                                                                 410                   336                    22.0
  Research settlement-related expenses                                    -                   111                  (100.0)
  Net recoveries related to September 11                                (61)                    -                     N/M
                                                                     ------                ------
  TOTAL NON-INTEREST EXPENSES                                         7,685                 8,081                    (4.9)
                                                                     ------                ------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         2,488                 1,960                    26.9

Income tax expense                                                      687                   583                    17.8

Dividends on preferred securities issued by subsidiaries                 95                    96                    (1.0)
                                                                     ------                ------

NET EARNINGS                                                         $1,706                $1,281                    33.2
                                                                     ======                ======

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                       $1,687                $1,262                    33.7
                                                                     ======                ======

EARNINGS PER COMMON SHARE
    Basic                                                            $ 1.89                $ 1.47
                                                                     ======                ======
    Diluted                                                          $ 1.77                $ 1.33
                                                                     ======                ======
DIVIDEND PAID PER COMMON SHARE                                       $ 0.32                $ 0.32
                                                                     ======                ======

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             892.4                 858.2
                                                                     ======                ======
    Diluted                                                           952.3                 945.9
                                                                     ======                ======
-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                       June 27,             Dec. 27,
(dollars in millions)                                                                                     2003                 2002
-----------------------------------------------------------------------------------                   --------             --------

ASSETS

CASH AND CASH EQUIVALENTS                                                                             $ 14,046             $ 10,211

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                               7,212                7,375

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                                   75,482               75,292
  Receivables under securities borrowed transactions                                                    50,917               45,543
                                                                                                       --------            --------
                                                                                                       126,399              120,835

TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of
  $18,050 in 2003 and $11,344 in 2002)
  Contractual agreements                                                                                40,601               38,728
  Corporate debt and preferred stock                                                                    23,892               18,569
  Mortgages, mortgage-backed, and asset-backed                                                          20,306               14,987
  Equities and convertible debentures                                                                   14,646               13,530
  Non-U.S. governments and agencies                                                                     13,708               10,095
  U.S. Government and agencies                                                                          10,540               10,116
  Municipals and money markets                                                                           4,936                5,535
                                                                                                      --------             --------
                                                                                                       128,629              111,560

INVESTMENT SECURITIES                                                                                   77,124               81,787

SECURITIES RECEIVED AS COLLATERAL                                                                        2,794                2,020

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $62 in 2003 and $79 in 2002)                     41,185               35,317
  Brokers and dealers                                                                                    9,126                8,485
  Interest and other                                                                                     9,248               10,581
                                                                                                      --------             --------
                                                                                                        59,559               54,383
                                                                                                      --------             --------

LOANS, NOTES, AND MORTGAGES (net of allowances of $297 in 2003 and $265 in 2002)                        38,485               34,735

SEPARATE ACCOUNTS ASSETS                                                                                14,572               13,042

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $4,921 in 2003 and $4,671 in 2002)                                                                 2,650                3,080

GOODWILL (net of accumulated amortization of $1,005 in 2003 and $984 in 2002)                            4,570                4,446

OTHER ASSETS                                                                                             5,035                4,454
                                                                                                      --------             --------

TOTAL ASSETS                                                                                          $481,075             $447,928
                                                                                                      ========             ========

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                       June 27,             Dec. 27,
(dollars in millions, except per share amount)                                                            2003                 2002
-------------------------------------------------------------------------------------                 --------             --------
LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                                $ 92,967             $ 85,378
  Payables under securities loaned transactions                                                          9,726                7,640
                                                                                                      --------             --------
                                                                                                       102,693               93,018
                                                                                                      --------             --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                         5,517                5,353

DEPOSITS                                                                                                80,468               81,842

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                                44,593               45,202
  U.S. Government and agencies                                                                          18,101               14,678
  Non-U.S. governments and agencies                                                                     12,099                7,952
  Corporate debt, municipals and preferred stock                                                        10,032                6,500
  Equities and convertible debentures                                                                    8,536                4,864
                                                                                                      --------             --------
                                                                                                        93,361               79,196
                                                                                                      --------             --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                                   2,794                2,020

OTHER PAYABLES
  Customers                                                                                             34,519               28,569
  Brokers and dealers                                                                                   17,439               16,541
  Interest and other                                                                                    19,750               20,724
                                                                                                      --------             --------
                                                                                                        71,708               65,834
                                                                                                      --------             --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                                    3,459                3,566

SEPARATE ACCOUNTS LIABILITIES                                                                           14,572               13,042

LONG-TERM BORROWINGS                                                                                    79,062               78,524
                                                                                                      --------             --------


TOTAL LIABILITIES                                                                                      453,634              422,395
                                                                                                      --------             --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                              2,660                2,658
                                                                                                      --------             --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued and outstanding,                                      425                  425
  liquidation preference $10,000 per share)
COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                                     46                   58
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
  issued:  2003 - 1,047,824,694 shares; 2002 - 983,502,078 shares)                                       1,397                1,311
  Paid-in capital                                                                                        6,093                5,315
  Accumulated other comprehensive loss (net of tax)                                                       (505)                (570)
  Retained earnings                                                                                     19,464               18,072
                                                                                                      --------             --------
                                                                                                        26,495               24,186
Less:  Treasury stock, at cost:  2003 - 116,923,484 shares; 2002 - 116,211,158 shares                    1,191                  961
       Unamortized employee stock grants                                                                   948                  775
                                                                                                      --------             --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                       24,356               22,450
                                                                                                      --------             --------

TOTAL STOCKHOLDERS' EQUITY                                                                              24,781               22,875
                                                                                                      --------             --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
AND STOCKHOLDERS' EQUITY                                                                              $481,075             $447,928
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

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                              ------------------------------
(dollars in millions)                                                          June 27,              June 28,
                                                                                  2003                  2002
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  1,706              $  1,281
Noncash items included in earnings:
       Depreciation and amortization                                               285                   335
       Policyholder reserves                                                        80                    85
       Amortization of stock-based compensation                                    333                   320
       Deferred taxes                                                              392                    56
       Other                                                                       (36)                   10
Changes in operating assets and liabilities:
       Trading assets                                                          (17,162)               (1,762)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                               163                (2,150)
       Receivables under resale agreements                                        (194)               (4,002)
       Receivables under securities borrowed transactions                       (5,374)               (4,344)
       Customer receivables                                                     (5,850)                1,963
       Brokers and dealers receivables                                            (641)               (6,506)
       Trading liabilities                                                      14,165                 5,358
       Payables under repurchase agreements                                      7,589                14,851
       Payables under securities loaned transactions                             2,086                (2,502)
       Customer payables                                                         5,950                   669
       Brokers and dealers payables                                                898                 2,572
       Other, net                                                                 (854)                4,395
                                                                              --------              --------
            Cash provided by operating activities                                3,536                10,629
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                              13,088                14,350
       Sales of available-for-sale securities                                   32,018                17,065
       Purchases of available-for-sale securities                              (37,239)              (23,516)
       Maturities of held-to-maturity securities                                   238                    88
       Purchases of held-to-maturity securities                                   (754)                 (228)
       Loans, notes, and mortgages                                              (4,202)               (7,367)
       Other investments and other assets                                       (1,033)                 (423)
       Equipment and facilities                                                    145                  (608)
                                                                              --------              --------
            Cash provided by (used for) investing activities                     2,261                  (639)
                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                            164                   823
       Deposits                                                                 (1,374)               (4,709)
       Issuance and resale of long-term borrowings                              13,880                15,449
       Settlement and repurchases of long-term borrowings                      (14,594)              (17,756)
       Issuance of common stock                                                    243                   182
       Issuance of treasury stock                                                   10                     3
       Other common stock transactions                                              23                   (41)
       Dividends                                                                  (314)                 (297)
                                                                              --------              --------
            Cash used for financing activities                                  (1,962)               (6,346)
                                                                              --------              --------
Increase in cash and cash equivalents                                            3,835                 3,644
Cash and cash equivalents, beginning of year                                    10,211                11,070
                                                                              --------              --------
Cash and cash equivalents, end of period                                      $ 14,046              $ 14,714
                                                                              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                        $    (11)             $    217
          Interest                                                               3,923                 5,041
-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 27, 2003


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

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The interim consolidated financial statements for the three-and six-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the consolidated financial statements have been included.

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

New Accounting Pronouncements

On July 7, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for Merrill Lynch beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch currently employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Condensed Consolidated Statement of Earnings.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, including mandatorily redeemable preferred stock and certain freestanding equity derivatives, which under previous guidance were accounted for as equity. SFAS No. 150 requires that mandatorily redeemable preferred shares, written put options and physically settled forward purchase contracts on an issuer's shares, and certain financial instruments that must be settled by issuing a variable number of an issuer's shares, be classified as liabilities in the Condensed Consolidated Balance Sheets.

SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist beginning in the third quarter of this year. Application to pre-existing contracts is recognized as a cumulative effect of a change in accounting principle. Merrill Lynch does not expect the adoption of SFAS No. 150 to have a material impact on the Condensed Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Merrill Lynch is currently assessing the impact of SFAS No. 149 on the Condensed Consolidated Financial Statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. FIN 46 is effective for VIEs created on or after February 1, 2003 and for existing VIEs as of the third quarter of 2003. See Note 8 to the Consolidated Financial Statements in the 2002 Annual Report for disclosures regarding the expected impact of adoption of FIN 46 on Merrill Lynch's Consolidated Balance Sheets. Also, see Note 5 to the Condensed Consolidated Financial Statements for additional FIN 46 disclosure.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt this standard prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years' expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. See Note 11 to the Condensed Consolidated Financial Statements for these disclosures.

On November 25, 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures were effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 10 to the Condensed Consolidated Financial Statements for these disclosures.

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


--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter 2001 pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve and a rollforward of staff reductions at June 27, 2003 is as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------------
                                                                               Utilized in
                                                                      ------------------------------        Balance
                                                     Initial                                                June 27,
                                                     Balance          2001         2002(1)      2003           2003
-------------------------------------------------------------------------------------------------------------------
Category:

     Severance costs                                   $ 1,133      $ (214)     $  (874)        $(23)            22
     Facilities costs                                      299           -          (15)         (50)           234
     Technology and fixed asset write-offs                 187        (187)           -            -              -
     Other Costs                                           178           -         (119)           -             59
                                                       -------      ------      -------         ----           ----
                                                       $ 1,797      $ (401)     $(1,008)        $(73)          $315
                                                       -------      ------      -------         ----           ----

Staff Reductions                                         6,205        (749)      (5,233)         (71)           152
-------------------------------------------------------------------------------------------------------------------
(1) The 2002 utilization included changes in estimates which are attributable to differences in actual costs from initial estimates in implementing the original restructuring plan. As a result of changes in estimates, net reserves of $9 million were reversed in 2002. Refer to Note 3 in the 2002 Annual Report for
additional information.

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


Operating results by business segment are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
THREE MONTHS ENDED                                GMI            GPC           MLIM          Items             Total
JUNE 27, 2003                                --------        -------         ------      ---------         ---------
Non-interest revenues                        $  2,154        $ 1,795         $  325         $   (7) (1)    $   4,267
Net interest profit(2)                            732            333              5            (18) (3)        1,052
                                             --------        -------         ------         ------         ---------
Net revenues                                    2,886          2,128            330            (25)            5,319
Non-interest expenses                           1,773          1,787            263             30  (4)        3,853
                                             --------        -------         ------         ------         ---------
Pre-tax earnings (loss)                      $  1,113        $   341         $   67         $  (55)        $   1,466
                                             ========        =======         ======         ======         =========

Quarter-end total assets                     $408,967        $62,480         $5,058         $4,570         $ 481,075
                                             ========        =======         ======         ======         =========
--------------------------------------------------------------------------------------------------------------------

                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------         ---------
THREE MONTHS ENDED
JUNE 28, 2002

Non-interest revenues                        $  1,848        $ 1,922         $  406         $  (24) (1)    $   4,152
Net interest profit(2)                            462            346              5            (14) (3)          799
                                             --------        -------         ------         ------         ---------
Net revenues                                    2,310          2,268            411            (38)            4,951
Non-interest expenses                           1,663          1,928            322             90  (4)        4,003
                                             --------        -------         ------         ------         ---------
Pre-tax earnings (loss)                      $    647        $   340         $   89         $ (128)        $     948
                                             ========        =======         ======         ======         =========

Quarter-end total assets                     $381,810        $62,104         $5,667         $4,253         $ 453,834
                                             ========        =======         ======         ======         =========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest.
(4) Represents elimination of intersegment revenues and expenses. 2003 includes
    September 11-related expenses and a litigation provision. 2002 included research settlement-related expenses.

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
SIX MONTHS ENDED                                  GMI            GPC           MLIM          Items             TOTAL
JUNE 27, 2003                                --------   ------------         ------      ---------         ---------

Non-interest revenues                        $  3,961        $ 3,574         $  655         $  (19) (1)    $   8,171
Net interest profit(2)                          1,386            655             12            (51) (3)        2,002
                                             --------        -------         ------         ------         ---------
Net revenues                                    5,347          4,229            667            (70)           10,173
Non-interest expenses                           3,445          3,621            554             65  (4)        7,685
                                             --------        -------         ------         ------         ---------
Pre-tax earnings (loss)                      $  1,902        $   608         $  113         $ (135)        $   2,488
                                             ========        =======         ======         ======         =========
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------         ---------
SIX MONTHS ENDED
JUNE 28, 2002

Non-interest revenues                        $  3,756        $ 3,875         $  845         $  (44) (1)    $   8,432
Net interest profit(2)                            938            692              9            (30) (3)        1,609
                                             --------        -------         ------         ------         ---------
Net revenues                                    4,694          4,567            854            (74)           10,041
Non-interest expenses                           3,403          3,956            651             71  (4)        8,081
                                             --------        -------         ------         ------         ---------
Pre-tax earnings (loss)                      $  1,291        $   611         $  203         $ (145)        $   1,960
                                             ========        =======         ======         ======         =========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest.
(4) Represents elimination of intersegment revenues and expenses. 2003 includes
    September 11-related expenses and a litigation provision. 2002 included research settlement-related expenses.

--------------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at June 27, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    June 27, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------
INVESTMENT SECURITIES
  Available-for-sale                                      $65,181              $72,229
  Trading                                                   4,221                3,337
  Held-to-maturity                                          1,179                  638
  Non-qualifying: (1)
     Deferred compensation hedges (2)                       1,694                1,927
     Other (3)                                              4,849                3,656
                                                          -------              -------
  Total                                                   $77,124              $81,787
--------------------------------------------------------------------------------------
(1) Non-qualifying for SFAS No. 115 purposes.
(2) Represents investments economically hedging deferred compensation liabilities.
(3) Includes insurance policy loans, merchant banking investments and other non-qualifying investments.

As of June 27, 2003, certain available-for-sale securities had suffered a decline in value of approximately $100 million. Accordingly, this amount was charged to Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. These investments will continue to be monitored for impairment, and should it be determined that the impairment to these investments is other than temporary, a charge will be made to earnings.

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

Merrill Lynch securitized assets of $32.3 billion for the six months ended June 27, 2003. For the six months ended June 27, 2003 and June 28, 2002, Merrill Lynch received $32.8 billion and $19.2 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $25.6 million and $47.6 million, respectively in Merrill Lynch's Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first six months of 2003 and 2002, cash inflows from securitizations related to the following asset types:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    June 27, 2003        June 28, 2002
--------------------------------------------------------------------------------------

Asset category
  Residential mortgage loans                              $24,457              $12,019
  Municipal bonds                                           5,577                3,222
  Corporate and government bonds                              768                1,365
  Commercial loans and other                                2,045                2,578
                                                          -------              -------
                                                          $32,847              $19,184
--------------------------------------------------------------------------------------

Retained interests in SPEs were approximately $3.0 billion and $3.3 billion at June 27, 2003 and December 27, 2002, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity. Approximately 71% and 77% at June 27, 2003 and December 27, 2002, respectively, of residential mortgage loan retained interests consists of interests in U.S. Government agency sponsored securitizations, which are guaranteed with respect to principal and interest. In addition, $611 million and $851 million at June 27, 2003 and December 27, 2002, respectively, of the retained interest balance relates to municipal bond transactions where observable market prices are available for the underlying assets, which provide the inputs and parameters used to calculate the fair value of the retained interest.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 27, 2003 arising from Merrill Lynch's residential mortgage loan, commercial mortgage loan, and municipal bond securitization transactions. The sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters is also shown.

(dollars in millions)
------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans             Bonds             Other
------------------------------------------------------------------------------------------------------------

Retained interest amount                                          $2,348             $ 611             $  89
Weighted average life (in years)                                     3.5               4.4               N/A
  Range                                                       0.0 - 19.0         0.0 - 8.0               N/A
Weighted average credit losses (rate per annum)                      0.5%                0%              0.7%
  Range                                                        0.0 - 3.5%                0%        0.0 - 3.6%
    Impact on fair value of 10% adverse change                    $   (4)            $   -             $  (1)
    Impact on fair value of 20% adverse change                    $   (8)            $   -             $  (3)
Weighted average discount rate                                       5.5%              2.8%              7.1%
  Range                                                       0.0 - 75.0%        1.2 - 6.4%       1.6 - 21.7%
    Impact on fair value of 10% adverse change                    $  (39)            $ (52)            $  (1)
    Impact on fair value of 20% adverse change                    $  (66)            $(101)            $  (3)
Weighted average prepayment speed (CPR)                             19.5%             15.5%              N/A
  Range                                                       0.0 - 65.0%       6.0 - 30.0%              N/A
    Impact on fair value of 10% adverse change                    $  (20)            $  (2)              N/A
    Impact on fair value of 20% adverse change                    $  (30)            $  (3)              N/A
------------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

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

The assumptions and parameters used initially to value retained interests relating to securitizations effected in 2003 that were still held by Merrill Lynch as of June 27, 2003 are as follows:

------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans             Bonds             Other
------------------------------------------------------------------------------------------------------------

Weighted average life (in years)                                     4.9         0.0 - 8.0               N/A
Credit losses (rate per annum)                                       0.1%                0%          0.9-1.4%
Weighted average discount rate                                       6.2%         1.5 -6.8%         2.6-15.0%
Prepayment speed assumption (CPR)                                   12.1%       6.0 - 24.0%              N/A
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

The maximum commitment under these liquidity and default guarantees totaled $16.8 billion and $13.7 billion at June 27, 2003 and December 27, 2002, respectively. The fair value of the commitments approximated $37 million and $69 million at June 27, 2003 and December 27, 2002, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $3.3 billion and $2.3 billion at June 27, 2003 and December 27, 2002, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 14 in the 2002 Annual Report.

The following table summarizes principal amounts outstanding, delinquencies, and net credit losses of securitized financial assets as of June 27, 2003 and December 27, 2002.

(dollars in millions)
------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans           Bonds               Other
------------------------------------------------------------------------------------------------------------

June 27, 2003
Principal Amount Outstanding                                     $37,438           $23,380            $3,983
Delinquencies                                                         69                 -                 -
Net Credit Losses                                                      2                 -                16
------------------------------------------------------------------------------------------------------------
December 27, 2002
Principal Amount Outstanding                                     $23,107           $18,379            $2,476
Delinquencies                                                         90                 -                 3
Net Credit Losses                                                      5                 -                44
------------------------------------------------------------------------------------------------------------

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Merrill Lynch adopted FIN 46 on February 1, 2003 for VIEs with which Merrill Lynch became involved after January 31, 2003.

In the normal course of business, Merrill Lynch acts as a transferor, derivative counterparty, investor, arranger, structurer, underwriter, market-maker, guarantor, and/or liquidity provider to many VIEs. In addition, Merrill Lynch also acts as transferor to entities that meet the requirements of qualifying special purpose entities as defined in SFAS No. 140.

Upon adoption of FIN 46, Merrill Lynch has entered into transactions with a number of VIEs of which it was deemed the primary beneficiary and therefore must consolidate the VIE. Certain of these VIEs hold convertible bonds purchased from Merrill Lynch, and Merrill Lynch maintains a call option to repurchase the convertible bonds from the VIE. Assets held by these VIEs, totaling $246 million, are reported in Equities and convertible debentures. Holders of the beneficial interest in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investment is paid exclusively from the convertible bonds held by the VIE. Other VIEs largely relate to maturity shortening transactions where Merrill Lynch has the obligation to repurchase some of the underlying securities at the maturity date of the VIE. Assets held by these VIEs, totaling $251 million, are reported in Corporate debt and preferred stock. The beneficial interest holders in these VIEs have recourse to Merrill Lynch of up to $68 million to the extent that the underlying assets that Merrill Lynch is required to repurchase have declined in value from the initial transaction date.

In addition, subsequent to the adoption of FIN 46, Merrill Lynch entered into transactions that gave rise to significant variable interest in certain VIEs. Most of these VIEs include transactions where Merrill Lynch is a derivative counterparty to a VIE that serves to synthetically expose investors to a specific credit risk. As of January 31, 2003, Merrill Lynch created these types of SPEs that held a total of $564 million in assets. As of June 27, 2003, Merrill Lynch's maximum exposure to loss as a result of this activity was $25 million, which is fully reflected on the Condensed Consolidated Financial Statements. Also, Merrill Lynch has made loans to VIEs that invest in loan receivable assets. These VIEs are primarily designed to provide temporary financing to clients that are accumulating assets (typically loan receivables) prior to a securitization. Merrill Lynch has a significant variable interest in VIEs that hold real estate assets totaling $30 million. Merrill Lynch is exposed to maximum losses of $16 million, which relates to a loan to the VIEs and is fully reflected on the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTE 6. LOANS, NOTES, AND MORTGAGES AND RELATED COMMITMENTS TO EXTEND CREDIT
--------------------------------------------------------------------------------

Loans, Notes, and Mortgages and related commitments to extend credit at June 27, 2003 and December 27, 2002, are presented below:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                      Loans                              Commitments
                                          -------------------------------          -----------------------------
                                          June 27, 2003     Dec. 27, 2002          June 27, 2003(1)   Dec. 27, 2002
-------------------------------------------------------------------------          --------------------------------

Consumer and small and middle-market
business - secured                             $ 28,226          $ 23,749               $ 10,470           $  8,318
Commercial:
  Secured                                         8,127             6,873                  7,820              4,450
  Unsecured investment grade                      1,719             3,434                 13,983             10,882
  Unsecured non-investment
    grade                                           413               679                    356                293
                                               --------          --------               --------           --------
Total                                          $ 38,485          $ 34,735               $ 32,629           $ 23,943
-------------------------------------------------------------------------------------------------------------------
(1) See Note 10 for a maturity profile of these commitments.


The loan amounts are net of an allowance for loan losses of $297 million and $265 million as of June 27, 2003 and December 27, 2002, respectively.

Consumer and small and middle-market business loans, which are substantially secured, consisted of approximately 164,000 individual loans at June 27, 2003 and include residential mortgages, home equity loans, small and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at June 27, 2003 consisted of approximately 5,000 individual loans, include syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch's securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $4.1 billion and $3.8 billion at June 27, 2003 and December 27, 2002, respectively.

The above amounts include $6.8 billion and $6.2 billion of loans held for sale at June 27, 2003 and December 27, 2002, respectively. Loans held for sale are loans which management expects to sell prior to maturity. At June 27, 2003, such loans consisted of $4.9 billion of consumer loans, primarily residential mortgages, and $1.9 billion of commercial loans, approximately 36% of which are to investment grade counterparties. At December 27, 2002, such loans consisted of $3.2 billion of consumer loans, primarily residential mortgages, and $3.0 billion of commercial loans, approximately 49% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 in the 2002 Annual Report.


--------------------------------------------------------------------------------
NOTE 7.  SHORT-TERM BORROWINGS AND DEPOSITS
--------------------------------------------------------------------------------

Short-term borrowings and Deposits at June 27, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    June 27, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------

COMMERCIAL PAPER AND OTHER SHORT-TERM
BORROWINGS
    Commercial paper                                     $  4,816             $  3,966
    Other                                                     701                1,387
                                                         --------             --------
    Total                                                $  5,517             $  5,353
                                                         --------             --------

DEPOSITS
    U.S.                                                 $ 66,422             $ 68,550
    Non U.S.                                               14,046               13,292
                                                         --------             --------
    Total                                                $ 80,468             $ 81,842
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 8.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended              Six Months Ended
                                                           ------------------            --------------------
                                                          June 27,    June 28,          June 27,      June 28,
                                                             2003        2002              2003          2002
                                                          -------     -------           -------       -------

Net Earnings                                               $1,021        $634            $1,706        $1,281
                                                           ------        ----            ------        ------
Other comprehensive income (loss), net of tax:
    Currency translation adjustment                            (1)         (9)                4           (24)
    Net unrealized gain on investment
      securities available-for-sale                            49          19                67            36
    Deferred gain (loss) on cash flow hedges                  (13)         21                (6)          (14)
                                                           ------        ----            ------        ------
    Total other comprehensive income (loss),
      net of tax                                               35          31                65            (2)
                                                           ------        ----            ------        ------
Comprehensive income                                       $1,056        $665            $1,771        $1,279
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
--------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                   Six Months Ended
                                                        ------------------------          --------------------------
                                                         June 27,        June 28,          June 27,          June 28,
                                                            2003            2002              2003              2002
                                                        --------        --------          --------          --------

Net Earnings                                            $  1,021        $    634          $  1,706          $  1,281
Preferred stock dividends                                     10              10                19                19
                                                        --------        --------          --------          --------
Net earnings applicable to common stockholders          $  1,011        $    624          $  1,687          $  1,262
                                                        --------        --------          --------          --------
--------------------------------------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares outstanding                      897,202         861,742           892,377           858,241
                                                        --------        --------          --------          --------
Effect of dilutive instruments(1) (2):
    Employee stock options                                25,783          32,176            22,118            38,599
    Financial Advisor Capital Accumulation
      Award Plan shares                                   21,969          24,438            21,171            24,676
    Restricted shares and units                           20,277          24,139            16,500            24,255
    Employee Stock Purchase Plan shares                       57              65                88                90
                                                        --------        --------          --------          --------
    Dilutive potential common shares                      68,086          80,818            59,877            87,620
                                                        --------        --------          --------          --------
Total weighted-average diluted shares                    965,288         942,560           952,254           945,861
                                                        --------        --------          --------          --------
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                         $   1.13        $   0.72          $   1.89          $   1.47
Diluted earnings per common share                       $   1.05        $   0.66          $   1.77          $   1.33
--------------------------------------------------------------------------------------------------------------------
(1) During the 2003 and 2002 second quarter there were 122 million and 100 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2) See Note 16 to the  2002 Annual Report for a description of these instruments.

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

Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers who would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch.

Given the number of these legal actions, investigations and proceedings, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest these actions. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to it, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results or cash flows for any particular period and may impact ML & Co.'s credit ratings.

Commitments

At June 27, 2003, Merrill Lynch commitments had the following expirations:

(dollars in millions)
----------------------------------------- -------------- -------------------------------------------------------
                                                                          Commitment expiration
                                                         -------------------------------------------------------
                                                             Less than
                                                  Total        1  year    1- 3 years   3+ - 5 years Over 5 years
----------------------------------------- -------------- -------------- ------------- -------------- ------------

Commitments to extend credit(1)                 $32,629        $16,755        $4,453         $6,746       $4,675
Binding margin commitments                        3,244          3,244             -              -            -
Partnership interests                               506            235            21            112          138
Other commitments                                 6,448          5,433           531            352          132
Operating leases                                  4,061            526         1,014            861        1,660
Resale agreements                                17,826         17,826             -              -            -
Repurchase agreements                            12,595         12,595             -              -            -
                                                -------        -------        ------         ------       ------
Total                                           $77,309        $56,614        $6,019         $8,071       $6,605
----------------------------------------------------------------------------------------------------------------
(1) See Note 6 to the Condensed Consolidated Financial Statements and Note 14 in
    the 2002 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $285 million and $434 million at June 27, 2003 and December 27, 2002, respectively.

Merrill Lynch has entered into agreements with providers of market data, communications, and systems consulting services. Minimum fee commitments over the remaining life of these agreements aggregated $525 million and $527 million at June 27, 2003 and December 27, 2002, respectively. Merrill Lynch has entered into purchasing and other commitments totaling $5.8 billion and $1.4 billion at June 27, 2003 and December 27, 2002, respectively.

Leases

Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

In 1999 and 2000, Merrill Lynch established two SPEs to finance its Hopewell, New Jersey campus and an aircraft. Merrill Lynch leased the facilities and the aircraft from the SPEs. The total amount of funds raised by the SPEs to finance these transactions was $383 million. These SPEs were not consolidated by Merrill Lynch pursuant to accounting guidance, which was then in effect. In the second quarter of 2003, the facilities and aircraft owned by these SPEs were acquired by a newly created limited partnership, which is unaffiliated with Merrill Lynch. The limited partnership acquired the assets subject to the leases with Merrill Lynch as well as the existing indebtedness incurred by the original SPEs. The proceeds from the sale of the assets to the limited partnership, net of the debt assumed by the limited partnership, were used to repay the equity investors in the original SPEs. After the transaction was completed, the original SPEs were dissolved. The limited partnership has also entered into leases with third parties unrelated to Merrill Lynch.

The leases with the limited partnership mature in 2005 and 2006, and each lease has a renewal term to 2008. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $325 million as of June 27, 2003, and the fair value of the guarantee is approximately $33 million at the inception of the transaction and as of June 27, 2003, and is recorded in the Condensed Consolidated Financial Statements. Merrill Lynch's residual value guarantee does not comprise more than half of the limited partnership's assets. Merrill Lynch had entered into a similar residual value guarantee with the previous SPEs; the maximum exposure under the previous guarantee was approximately $325 million as of December 27, 2002.

The limited partnership does not meet the definition of a variable interest entity as defined in FIN 46. Merrill Lynch does not have a partnership or other interest in the new limited partnership. Accordingly, Merrill Lynch is not required to consolidate the limited partnership in its financial statements. The leases with the limited partnership are accounted for as operating leases.

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

For certain derivative contracts such as written interest rate caps and written currency options, the maximum payout is not quantifiable, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. In addition, Merrill Lynch does not monitor its exposure to derivatives in this manner. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value overstates Merrill Lynch's exposure to these contracts.

Merrill Lynch records all derivative transactions at fair value on its Condensed Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 in the 2002 Annual Report for further discussion of risk management of derivatives.

Merrill Lynch also provides guarantees to SPEs in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities.

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. The assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross collateralized pool. As of June 27, 2003, the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $18.5 billion and the maximum payout if the standby facilities are drawn was $14.1 billion.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of June 27, 2003, the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $4.5 billion; the maximum payout if an issuer defaults was $2.6 billion. As described in the preceding paragraph, the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, ML economically hedges its exposure though derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from assets sales beyond 75 - 90% of the current book value of the asset to which the guarantee pertains. As of June 27, 2003, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $557 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the acquisition cost of the assets.

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

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $269 million as collateral to secure these guarantees. In addition, standby letters of credit include $55 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

These guarantees and their expiration are summarized at June 27, 2003 as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                           Maximum
                                           Payout/     Less than        1 - 3       3+ - 5       Over 5     Carrying
                                          Notional        1 year        years        years        years        Value
--------------------------------------------------------------------------------------------------------------------

Derivative contracts(1)                   $844,359      $290,146     $259,031     $157,926     $137,256      $22,294
Liquidity facilities with SPEs(2)           14,125        13,155          970            -            -           37
Liquidity and default facilities
   with SPEs                                 2,658         2,215          170            1          272            -
Residual value guarantees(3)(4)              1,712            70           54          355        1,233            -
Standby letters of credit and other
   performance  guarantees(5)                  494           348           44           15           87            1
--------------------------------------------------------------------------------------------------------------------

(1) As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $3.3 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3) Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(4) Includes $787 million of reimbursement agreements with the Mortgage 100SM program.
(5) Marketable securities are posted as collateral.

See Note 14 in the 2002 Annual Report for additional information on guarantees.

--------------------------------------------------------------------------------
NOTE 11. EMPLOYEE INCENTIVE PLANS
--------------------------------------------------------------------------------

Stock-Based Compensation

Merrill Lynch accounts for stock-based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, rather than the fair value-based method in SFAS No. 123, Accounting for Stock-Based Compensation. Refer to Note 1 in the 2002 Annual Report for accounting policy. Merrill Lynch changed the vesting period for stock options from six months, for 2002 grants, to four years, for 2003 grants. For the six-month periods ended June 27, 2003 and June 28, 2002, $407 million ($252 million after-tax) and $395 million ($245 million after-tax), respectively, of pre-tax compensation expense related to employee stock compensation awards was recorded in earnings. Compensation expense for stock options is not recognized since Merrill Lynch grants stock options that have no intrinsic value. Had Merrill Lynch adopted the provisions of SFAS No. 123 and accounted for all employee stock awards at fair value, Merrill Lynch would have recognized additional pre-tax compensation expense related to employee stock awards of $124 million ($77 million after-tax) and $958 million ($594 million after-tax), respectively, for the six-month periods ended June 27, 2003 and June 28, 2002, respectively. This decrease reflects the change in vesting period. Pro forma net earnings and earnings per share are as follows:

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Six Months Ended
---------------------------------------------------------------------------------------------------- -----------------
                                                    June 27, 2003     June 28, 2002    June 27, 2003     June 28, 2002
                                                    -------------     -------------    -------------     -------------

Net Earnings, as reported                                  $1,021             $ 634           $1,706            $1,281
  Less: stock-based compensation determined
        under Black-Scholes method, net of taxes              (41)             (343)             (77)             (594)
                                                           ------             -----           ------            ------
   Pro forma net earnings                                  $  980             $ 291           $1,629            $  687
                                                           ------             -----           ------            ------

EARNINGS PER SHARE
  As reported:
        Basic                                              $ 1.13             $0.72           $ 1.89            $ 1.47
        Diluted                                              1.05              0.66             1.77              1.33
  Pro forma:
        Basic                                                1.09              0.33             1.81              0.78
        Diluted                                              1.01              0.30             1.69              0.71
----------------------------------------------------------------------------------------------------------------------

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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At June 27, 2003, MLPF&S's regulatory net capital of $2,582 million was approximately 18.6% of ADI, and its regulatory net capital in excess of the minimum required was $2,305 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 27, 2003, MLI's financial resources were $5,577 million, exceeding the minimum requirement by $1,147 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 27, 2003, MLGSI's liquid capital of $3,022 million was 200% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,213 million.

Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA") and Merrill Lynch Bank & Trust Co. ("MLB&T"), are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts for MLBUSA and MLB&T at June 27, 2003 and December 27, 2002.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier I leverage -- 5%, Tier I capital -- 6% and Total capital -- 10%:

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                              June 27, 2003                      Dec. 27, 2002
------------------------------------------------------------------------- -------------------------------------------
                                                     Actual Ratio            Amount     Actual Ratio           Amount
                                                     ------------            ------     ------------           ------
Tier I leverage  (to average assets)
    MLBUSA                                                   6.42%           $4,323             5.35%          $3,740
    MLB&T                                                    5.58               820             5.42              848
Tier I capital   (to risk-weighted assets)
    MLBUSA                                                  12.06             4,323            11.48            3,740
    MLB&T                                                   19.10               820            20.53              848
Total capital    (to risk-weighted assets)
    MLBUSA                                                  12.60             4,519            12.04            3,924
    MLB&T                                                   19.17               823            20.54              848
---------------------------------------------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of June 27, 2003, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 27, 2003 and June 28, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 27, 2003 and June 28, 2002. These financial statements are the responsibility of Merrill Lynch's management.

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



/s/ Deloitte & Touche
New York, New York
August 7, 2003

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

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

During the second quarter of 2003, conditions were exceptional in the fixed income markets. Global equity indices also rose during the second quarter of 2003 despite the uncertain economic and political outlook. Despite the strong stock market performance this quarter, many investors continued to seek an alternative in bonds. Treasury prices continued to rally in the second quarter amid slow global economic growth and with unemployment inching higher. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 3.51%, down from 3.80% at the end of the first quarter of 2003. The U.S. Federal Reserve Bank cut its target for the federal funds rate by a quarter-percentage point during the quarter, to 1.00%. While these conditions in the fixed income markets were highly favorable to our debt markets business, there can be no assurance that they will be repeated in future periods.

Better-than-expected corporate earnings and the winding down of the war in Iraq overshadowed general economic and political uncertainty, and offered a catalyst for U.S. equity indices to post gains during the second quarter of 2003. The Dow Jones Industrial Average was up 12.4% in the second quarter, but down 2.8% from the end of the second quarter of 2002. This was the strongest quarterly percentage gain since the fourth quarter of 2001. The volatile NASDAQ Composite, dominated by large-cap technology stocks, rose 21.0% during the quarter, and was up 10.9% from the 2002 second quarter level. The Standard & Poor's 500 stock index rose 14.9% during the second quarter, its largest quarterly increase since the last three months of 1998.

Due to factors similar to those that drove the U.S. equity markets, global equity indices also rose in the second quarter of 2003. The Dow Jones World Index, excluding the United States, was up 18.9% in the second quarter of 2003 but was still down 6.4% from the second quarter of 2002. European stocks enjoyed some of the largest gains in the second quarter. In Japan, the Nikkei Stock Average Index increased 14% for the quarter. In Hong Kong, the Hang Seng Index increased 10.9% for the quarter. Emerging markets continued to outperform most developed markets during the second quarter as the top 20 stock markets had returns of 20% or better.

Global debt and equity issuances increased 16% in the first half of 2003 from the comparable period of 2002, but disclosed underwriting fees fell 21% according to Thomson Financial Securities Data. With companies wanting to refinance at ever-lower interest rates, global debt issuance was up 20% in the first half of this year. However, global equity and equity-related issues fell 31% to $145 billion as a result of a decline in Initial Public Offerings. In the United States, with only 10 IPOs in the first half of 2003, IPO volume fell to its lowest six-month level since 1975, according to Thomson Financial Securities Data.

Global merger and acquisition activity continued to decline in the second quarter of 2003 and remained below second quarter 2002 levels. According to Thomson Financial Securities Data, the value of global announced deals in the second quarter of 2003 was $293 billion, down 11% from $328 billion in the comparable period of 2002. Merger and acquisition activity was equally weak in the United States, where the value of announced deals was down 12% from the second quarter of 2002.

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

--------------------------------------------------------------------------------
  RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                          For the Three Months Ended            For the Six Months Ended
-------------------------------------------------------------------------------------------------------------------------
                                                         June 27,            June 28,         June 27,            June 28,
(dollars in millions, except per share amounts)             2003                2002             2003                2002
-------------------------------------------------------------------------------------------------------------------------

Net Revenues
      Commissions                                         $1,044              $1,212          $ 2,113             $ 2,454
      Principal transactions                               1,100                 728            2,110               1,605
      Investment banking
        Underwriting                                         565                 501              933                 967
        Strategic advisory                                   133                 194              258                 377
      Asset management and portfolio service fees          1,154               1,298            2,281               2,591
      Other                                                  271                 219              476                 438
                                                          ------              ------          -------             -------
     Subtotal                                              4,267               4,152            8,171               8,432

  Interest and dividend revenues                           3,028               3,198            6,049               6,482
  Less interest expense                                    1,976               2,399            4,047               4,873
                                                          ------              ------          -------             -------
     Net interest profit                                   1,052                 799            2,002               1,609
                                                          ------              ------          -------             -------

Total Net Revenues                                         5,319               4,951           10,173              10,041
                                                          ------              ------          -------             -------
Non-interest expenses:
      Compensation and benefits                            2,678               2,569            5,174               5,215
      Communications and technology                          357                 412              760                 886
      Occupancy and related depreciation                     221                 228              437                 466
      Brokerage, clearing, and exchange fees                 169                 172              339                 370
      Advertising and market development                     113                 151              234                 301
      Professional fees                                      140                 132              284                 262
      Office supplies and postage                             50                  65              108                 134
      Other                                                  186                 163              410                 336
      Research settlement-related expenses                     -                 111                -                 111
      Net recoveries related to September 11                 (61)                  -              (61)                  -
                                                          ------              ------          -------             -------
Total non-interest expenses                                3,853               4,003            7,685               8,081
                                                          ------              ------          -------             -------
Earnings before income taxes and dividends on
  preferred securities issued by subsidiaries             $1,466              $  948          $ 2,488             $ 1,960
                                                          ======              ======          =======             =======
Net earnings                                              $1,021              $  634          $ 1,706             $ 1,281
                                                          ======              ======          =======             =======
Earnings per common share:
    Basic                                                 $ 1.13              $ 0.72          $  1.89             $  1.47
    Diluted                                                 1.05                0.66             1.77                1.33
Annualized return on average common
   stockholders' equity                                     17.0 %              12.0 %           14.4 %              12.3 %
Pre-tax profit margin                                       27.6                19.1             24.5                19.5
----------------------------------------------------------------------------------------------------------------------------
Compensation and benefits
      as a percentage of net revenues                       50.3 %              51.9 %           50.9 %              51.9 %
Non-compensation expenses
      as a percentage of net revenues                       22.1                29.0             24.7                28.5
----------------------------------------------------------------------------------------------------------------------------

Quarterly Results of Operations

Merrill Lynch's net earnings were $1.0 billion for the 2003 second quarter, 61% higher than the $634 million reported in the second quarter of 2002. Earnings per common share were $1.13 basic and $1.05 diluted, compared with $0.72 basic and $0.66 diluted in the 2002 second quarter. Second quarter 2003 net earnings include $61 million ($36 million after-tax, or $0.04 per diluted share) attributable to a September 11-related net insurance recovery. Second quarter 2002 net earnings included $111 million ($78 million after-tax, or $0.09 per diluted share) of research settlement-related expenses.

Net revenues were $5.3 billion in the second quarter of 2003, 7% higher than the 2002 second quarter. Commissions revenues were $1.0 billion, 14% below the 2002 second quarter due primarily to reduced mutual fund and listed equity revenues from private clients. Principal transactions revenues increased 51% from the second quarter of 2002 to $1.1 billion, due principally to increased debt markets trading revenues. Underwriting revenues were $565 million, 13% higher than the 2002 second quarter, reflecting higher levels of both equity and debt underwriting revenues, which are reflected in GMI underwriting revenues and GPC principal transactions and new issue revenues. Strategic advisory revenues declined 31% to $133 million from the 2002 second quarter due to reduced market activity levels. Asset management and portfolio service fees were $1.2 billion, down 11% from the second quarter of 2002 primarily as a result of market-driven declines in equity assets under management and a reduction in portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values. Other revenues were $271 million, up 24% from the 2002 second quarter due primarily to increased realized gains related to sales of mortgages. Net interest profit was $1.1 billion, up 32% from the 2002 second quarter due primarily to a favorable yield curve environment.

Compensation and benefits expenses were 50.3% of net revenues for the second quarter of 2003, compared to 51.9% in the year-ago quarter. Compensation and benefits expenses were $2.7 billion in the second quarter of 2003, an increase of 4% from the 2002 second quarter. This increase is due primarily to higher incentive compensation accruals reflecting increased profitability.

Non-compensation expenses were $1.2 billion in the second quarter of 2003, a decrease of $259 million, or 18%, from the 2002 second quarter (a decline of 7% excluding the September 11-related net recovery in 2003 and research settlement-related expenses in 2002). Communications and technology costs were $357 million, down 13% from the second quarter of 2002 due primarily to reduced communications costs and lower technology equipment depreciation and rental costs. Advertising and market development expenses were $113 million, down 25% from the second quarter of 2002 due primarily to reduced spending on travel and lower levels of advertising. Office supplies and postage were $50 million in the 2003 second quarter, a decrease of 23% from the year-ago quarter, due to efficiency initiatives. Other expenses were $186 million in the 2003 second quarter, an increase of 14% from the 2002 second quarter due to higher legal provisions.

The September 11-related net recovery in the second quarter of 2003 includes a partial pre-tax insurance reimbursement of $75 million, offset by September 11-related costs of $14 million. The insurance reimbursement represents a partial business interruption settlement for GMI and is recorded as a reduction of expenses in that segment. The costs were related to ongoing refurbishment of the World Financial Center and were recorded in the Corporate segment. Research settlement-related expenses in the 2002 second quarter included the $100 million payment agreed to as part of the settlement agreement with the New York State Attorney General, and related costs.

Year-to-date Results of Operations

For the first six months of 2003, net earnings were $1.7 billion, up 33% from $1.3 billion for the corresponding period in 2002, on net revenues that were essentially unchanged, at $10.2 billion. Compensation and benefits expenses for the first six months of 2003 were essentially unchanged from the year-ago period, at $5.2 billion as higher earnings-related compensation was offset by lower staffing levels. Non-compensation expenses totaled $2.5 billion for the first six months of 2003, a decline of 12% from the year-ago period (a decline of 7% excluding the September 11-related net insurance recovery in 2003 and research settlement-related expenses in 2002). This decrease reflects the results of the 2001 restructuring program and continued operating discipline in managing costs. Year-to-date earnings per common share were $1.89 basic and $1.77 diluted, compared with $1.47 basic and $1.33 diluted in the first six months of 2002. The pre-tax profit margin for the first six months of 2003 was 24.5%, up from 19.5% in the year-ago period. Annualized return on average common stockholder's equity was 14.4% for the first six months of 2003 compared to 12.3% for the comparable period in 2002.

Merrill Lynch's year-to-date effective tax rate was 27.6%. The full year 2002 effective tax rate was 28.0%.



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

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are restated to reflect reallocations of revenues and expenses, which result from changes in Merrill Lynch's business strategy and structure.


--------------------------------------------------------------------------------
  GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

  GMI'S RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------
                                        For the Three Months Ended            For the Six Months Ended
-----------------------------------------------------------------------------------------------------------
                                     June 27,     June 28,     % Inc.      June 27,      June 28,    % Inc.
(dollars in millions)                   2003         2002       (Dec.)        2003          2002      (Dec.)
-----------------------------------------------------------------------------------------------------------

Commissions                           $  476       $  531        (10)       $  987        $1,073         (8)
Principal transactions and
    net interest profit                1,653          951         74         3,082         2,052         50
Investment banking                       532          624        (15)          965         1,215        (21)
Other revenues                           225          204         10           313           354        (12)
                                      ------       ------                   ------        ------
    Total net revenues                 2,886        2,310         25         5,347         4,694         14
                                      ------       ------                   ------        ------
Non-interest expenses                  1,773        1,663          7         3,445         3,403          1
                                      ------       ------                   ------        ------
Pre-tax earnings                      $1,113       $  647         72        $1,902        $1,291         47
                                      ------       ------                   ------        ------
Pre-tax profit margin                   38.6  %      28.0 %                   35.6  %       27.5 %
-----------------------------------------------------------------------------------------------------------

In an environment characterized by continued exceptional conditions for fixed income, but also improving equity markets, GMI demonstrated the benefits of diverse revenue sources that leverage its extensive client relationships and product capabilities while maintaining a selective approach to risk-taking. GMI achieved a record pre-tax profit margin during both the second quarter and six month periods of 2003. Also evident in the quarter were GMI's scale and distribution advantages in secondary equities, and Merrill Lynch's ability to structure and deliver innovative solutions for clients by integrating expertise from across the firm. Contributions from the European debt markets business and the European and Pacific Rim equity businesses were particularly strong.

Net revenues were $2.9 billion in the 2003 second quarter, an increase of 25% from the year-ago quarter. GMI's second quarter pre-tax earnings were $1.1 billion, 72% higher than the 2002 second quarter. The 2003 second quarter results include a September 11-related $75 million partial pre-tax insurance reimbursement, which was recorded as a reduction of non-interest expenses. GMI's pre-tax profit margin was 38.6%, as compared to 28.0% in the second quarter of 2002. Excluding the insurance recovery, GMI's pre-tax earnings were $1.0 billion and the pre-tax margin was 36.0%. Total non-interest expenses were $1.8 billion, up from $1.7 billion in the 2002 second quarter, due primarily to higher incentive compensation accruals associated with increased earnings.

For the first six months of 2003, GMI pre-tax earnings were $1.9 billion, up 47% from the prior year period, on net revenues that rose 14%, to $5.3 billion. The year-to-date pre-tax profit margin increased to 35.6%, compared with 27.5% in the same period last year. Excluding the insurance recovery, GMI's year-to-date pre-tax earnings were $1.8 billion and the pre-tax margin was 34.2%.

CLIENT FACILITATION AND TRADING
Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments, options and commodities.

Commissions revenues in the second quarter of 2003 decreased 10% compared to the year-ago quarter, to $476 million, primarily as a result of a global decline in equity trading volumes and prices. Year-to-date commissions revenues decreased 8% compared to the first six months of 2002, to $1.0 billion.

Principal transactions and net interest profit
------------------------------------------------------------------------------------------------------------------
                                 For the Three Months Ended                     For the Six Months Ended
------------------------------------------------------------------------------------------------------------------
                                     June 27,       June 28,                      June 27,       June 28,    % Inc.
(dollars in millions)                   2003           2002     % Inc.               2003           2002      (Dec.)
------------------------------------------------------------------------------------------------------------------

Debt and debt derivatives            $ 1,372          $ 826         66            $ 2,597        $ 1,546        68
Equities and equity derivatives          281            125        125                485            506        (4)
                                     -------          -----                       -------        -------
Total                                $ 1,653          $ 951         74            $ 3,082        $ 2,052        50
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

  In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net trading revenues were $1.7 billion in the second quarter of 2003, up 74% from $951 million in the second quarter of 2002. Debt and debt derivatives net trading revenues were $1.4 billion, up 66% from the second quarter of 2002, reflecting increased trading of interest rate and credit products due to a favorable yield curve environment and proprietary positioning. Equities and equity derivatives net trading revenues increased 125% from the second quarter of 2002 to $281 million, due primarily to higher equity-linked trading revenues.

  On a year-to-date basis, net trading revenues increased 50% from to the first six months of 2002, to $3.1 billion, due primarily to an increase of 68% in debt and debt derivatives revenues.

  Investment Banking
---------------------------------------------------------------------------------------------------------------
                             For the Three Months Ended                    For the Six Months Ended
---------------------------------------------------------------------------------------------------------------
                               June 27,         June 28,     % Inc.         June 27,          June 28,   % Inc.
(dollars in millions)              2003             2002      (Dec.)            2003              2002    (Dec.)
---------------------------------------------------------------------------------------------------------------

Debt underwriting                 $ 228            $ 194          18           $ 404            $  295       37
Equity underwriting                 167              236         (29)            299               543      (45)
                                  -----            -----                       -----            ------
  Total underwriting                395              430          (8)            703               838      (16)
Strategic advisory services         137              194         (29)            262               377      (31)
                                  -----            -----                       -----            ------
Total                             $ 532            $ 624         (15)          $ 965            $1,215      (21)
---------------------------------------------------------------------------------------------------------------


  Underwriting
  ------------
  Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

  Underwriting revenues in the 2003 second quarter were $395 million, down 8% from the $430 million recorded in the second quarter of 2002. An increase in debt underwriting revenues of 18% was more than offset by lower equity underwriting revenues due to a lower volume of transactions. Merrill Lynch ranked fourth in global debt and sixth in global equity and equity-linked underwriting in the second quarter of 2003 with a 6.6% and 7.8% market share, respectively. Merrill Lynch's debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals; however debt transactions are highly competitive and not all transactions are profitable.

  Year-to-date underwriting revenues decreased 16% to $703 million from $838 million in the first six months of 2002, as a 37% increase in debt underwriting revenues was more than offset by a decrease in equity underwriting revenues. Merrill Lynch's underwriting market share information based on transaction value follows:


----------------------------------------------------------------------------------------
                                                 For the Three Months Ended
                                       -------------------------------------------------
                                          June 2003                       June 2002
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------
GLOBAL PROCEEDS
    Debt and Equity                       6.6%        4                   8.4%         2
    Debt                                  6.6         4                   8.3          3
    Equity and equity-linked              7.8         6                   9.4          3
U.S. PROCEEDS
    Debt and Equity                       8.6%        4                  10.7%         2
    Debt                                  8.4         4                  10.5          2
    Equity and equity-linked             11.0         5                  14.5          2
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.



----------------------------------------------------------------------------------------
                                                  For the Six Months Ended
                                       -------------------------------------------------
                                           June 2003                       June 2002
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------
GLOBAL PROCEEDS
    Debt and Equity                       6.9%        3                   8.7%         2
    Debt                                  6.9         3                   8.4          2
    Equity and equity-linked              7.9         5                  11.8          3
U.S. PROCEEDS
    Debt and Equity                       8.9%        2                  11.1%         2
    Debt                                  8.7         2                  10.6          2
    Equity and equity-linked             11.9         5                  17.1          2
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager


Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $137 million in the second quarter of 2003, down 29% from the second quarter of 2002 as industry-wide completed mergers and acquisitions activity continued to contract and market share globally declined. Year-to-date strategic advisory services revenues similarly decreased from the year-ago period by 31%, to $262 million. Merrill Lynch's merger and acquisition market share information based on transaction value is as follows:

----------------------------------------------------------------------------------------
                                                  For the Three Months Ended
                                        ------------------------------------------------
                                           June 2003                       June 2002
                                        ---------------                 ----------------
                                        Market                          Market
                                         Share     Rank                  Share      Rank
----------------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
     Global                               10.4 %      8                   19.8 %       4
     U.S.                                  9.8        6                   13.8         6
ANNOUNCED TRANSACTIONS
     Global                               17.8 %      3                    9.2 %      10
     U.S.                                 26.3        2                    7.4         8

----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

----------------------------------------------------------------------------------------
                                                   For the Six Months Ended
                                        ------------------------------------------------
                                           June 2003                        June 2002
                                        ---------------                 ----------------
                                        Market                          Market
                                         Share     Rank                  Share      Rank
----------------------------------------------------------------------------------------

COMPLETED TRANSACTIONS
     Global                               12.8 %      6                   20.8 %       3
     U.S.                                 16.3        5                   17.2         6
ANNOUNCED TRANSACTIONS
     Global                               16.1 %      4                   15.2 %       5
     U.S.                                 18.7        4                   10.4         7
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
  Other revenues, which include realized investment gains and losses and distributions on equity investments, were $225 million in the second quarter of 2003 as compared to $204 million in the year-ago quarter. Year-to-date other revenues were $313 million, down from $354 million in the year-ago period. Included in the year-to-date 2002 other revenues was a $45 million pre-tax gain on the sale of the Securities Pricing Services business.

--------------------------------------------------------------------------------
GLOBAL PRIVATE CLIENT
--------------------------------------------------------------------------------

GPC'S RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
                                     For the Three Months Ended                    For the Six Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                       June 27,         June 28,    % Inc.            June 27,        June 28,    % Inc.
(dollars in millions)                     2003             2002      (Dec.)              2003            2002     (Dec.)
-----------------------------------------------------------------------------------------------------------------------

Commissions                             $  541           $  653        (17)            $1,079          $1,320       (18)
Principal transactions and
     new issue revenues                    352              317         11                652             632         3
Asset management and
     portfolio service fees                833              936        (11)             1,645           1,849       (11)
Net interest profit                        333              346         (4)               655             692        (5)
Other revenues                              69               16        331                198              74       168
                                        ------           ------                        ------          ------
     Total net revenues                  2,128            2,268         (6)             4,229           4,567        (7)
                                        ------           ------                        ------          ------
Non-interest expenses                    1,787            1,928         (7)             3,621           3,956        (8)
                                        ------           ------                        ------          ------
Pre-tax earnings                        $  341           $  340          0             $  608          $  611        (0)
                                        ------           ------                        ------          ------
Pre-tax profit margin                     16.0   %         15.0 %                        14.4  %         13.4 %
-----------------------------------------------------------------------------------------------------------------------


GPC's second quarter 2003 pre-tax earnings were $341 million, essentially unchanged from the 2002 second quarter. Non-interest expenses declined $141 million, or 7%, from the second quarter of 2002, to $1.8 billion. This reduction in non-interest expenses offsets a 6% decline in net revenues from the year ago quarter, to $2.1 billion. GPC's pre-tax margin was 16.0%, one percentage point higher than the year-ago quarter.

GPC's year-to-date net revenues were $4.2 billion, down 7% from the corresponding period of 2002. Pre-tax earnings were $608 million, essentially unchanged from the first six months of 2002. GPC's year-to-date pre-tax margin was 14.4%, up from 13.4% in the year-ago period.

GPC employed approximately 13,300 Financial Advisors at the end of the 2003 second quarter, down from 14,000 at the end of 2002 due to attrition combined with reduced hiring in the United States.

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues declined 17% to $541 million in the second quarter of 2003 from $653 million in the second quarter of 2002. Commissions revenues for the first half of 2003 were $1.1 billion, 18% lower than the first half of 2002. These decreases are due primarily to a global decline in transaction volumes, particularly in mutual funds and listed equities.

Principal transactions and new issue revenues
GPC's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products. GPC does not take any significant principal trading risk positions.

Principal transactions and new issue revenues were $352 million, 11% higher than the 2003 second quarter due to an increase in new issue revenues. Year-to-date revenues were $652 million, up 3% from the year year-ago period.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds which totaled $64.5 billion and $69.0 billion on an average basis for the quarters ended June 27, 2003 and June 28, 2002, respectively. Also included are portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R) as well as servicing fees related to these accounts, and certain other account-related fees.

Asset management and portfolio service fees totaled $833 million, down 11% from the $936 million recorded in the second quarter of 2002. On a year-to-date basis, asset management and portfolio service fees totaled $1.6 billion, also down 11% from the year-ago period. These declines result from the market-driven decline in the value of asset-priced accounts at the beginning of the quarter, when a large portion of these fees are calculated.

An analysis of changes in assets in GPC accounts from June 28, 2002 to June 27, 2003 is detailed below:

--------------------------------------------------------------------------------------------
                                                      Net Changes Due To
                                                 ----------------------------
                                          June 28,         New          Asset        June 27,
(dollars in billions)                        2002        Money   Depreciation           2003
--------------------------------------------------------------------------------------------
Assets in GPC accounts
    U.S.                                   $1,076           $8            $(8)        $1,076
    Non U.S.                                   94           (2)             -             92
                                    --------------------------------------------------------
    Total                                  $1,170           $6            $(8)        $1,168
--------------------------------------------------------------------------------------------


Total assets in GPC accounts in the United States were unchanged from the end of the 2002 first quarter, at $1.1 trillion at June 27, 2003. Net new money inflows of $8 billion were entirely offset by asset depreciation. Outside the United States, client assets were $92 billion, down from $94 billion at the end of the year-ago quarter. Total assets in asset-priced accounts were $200 billion at the end of the 2003 second quarter, up 4% from $192 billion at the end of the 2002 second quarter.

Net interest profit
Net interest profit for GPC includes GPC's allocation of the interest spread earned in Merrill Lynch's banks for deposits as well as interest earned on margin and other loans.

Net interest profit was $333 million in the 2003 second quarter, down 4% from $346 million in the second quarter of 2002. Net interest profit for the first six months of 2003 was $655 million, 5% lower than the comparable period of 2002. These decreases in net interest profit resulted from lower margin balances and a reduction in the related interest rates.

Other revenues
Other revenues were $69 million in the second quarter of 2003, compared to $16 million in the year-ago period. Other revenues for the first half of 2003 increased to $198 million from $74 million in the same period in 2002. These increases are due primarily to increased realized gains related to sales of mortgages.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM'S RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------
                                      For the Three Months Ended                      For the Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                      June 27,           June 28,                   June 27,           June 28,
(dollars in millions)                    2003               2002    % (Dec.)           2003               2002     (Dec.)
------------------------------------------------------------------------------------------------------------------------

Commissions                             $  35               $ 51      (31)             $ 67              $ 105       (36)
Asset management fees                     309                356      (13)              609                723       (16)
Other revenues                            (14)                 4     (450)               (9)                26      (135)
                                        -----               ----                       ----              -----
     Total net revenues                   330                411      (20)              667                854       (22)
Non-interest expenses                     263                322      (18)              554                651       (15)
                                        -----               ----                       ----              -----
Pre-tax earnings                        $  67               $ 89      (25)             $113              $ 203       (44)
                                        -----               ----                       ----              -----
Pre-tax profit margin                    20.3 %             21.7 %                     16.9 %             23.8 %
------------------------------------------------------------------------------------------------------------------------

MLIM continued to demonstrate superior relative investment performance for the 1-, 3- and 5-year periods ended June 2003. For each of these periods, more than 70% of MLIM's global assets under management were ahead of their benchmark or category median. The decline in equity market values over the past year adversely affected MLIM's second quarter results as compared to the prior year.

MLIM's pre-tax earnings in the 2003 second quarter were $67 million, down 25% from $89 million in the 2002 second quarter as net revenues decreased 20% from the year ago period to $330 million, primarily reflecting a market-driven decline in equity assets under management as well as the shift of assets by clients from higher fee equity funds to lower fee fixed income and money market funds. The net revenue decrease was partially offset by a reduction in non-interest expenses, which declined 18% from the year ago period, to $263 million. Within its overall cost savings, MLIM's favorable year-over-year expense comparison included increased litigation expenses, which were partially offset by a reduction in charges for corporate shared services. Net revenues are dependent on levels of assets under management, and, accordingly, are susceptible to a decline in equity market valuations. The pre-tax margin was 20.3% in the second quarter of 2003 compared to 21.7% in the year-ago quarter.

Year-to-date, MLIM's pre-tax earnings were $113 million, 44% lower than for the first six months of 2002 on net revenues that were 22% lower at $667 million. MLIM's year-to-date pre-tax margin was 16.9%, compared with 23.8% for the same period last year. MLIM's year-to-date 2002 results included a pre-tax gain of $17 million related to the sale of its Canadian asset management business.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 31% to $35 million in the 2003 second quarter from the year-ago quarter. Year-to-date commissions similarly decreased 36%, to $67 million.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds as well as performance fees earned by MLIM on separately managed accounts. Asset management fees were $309 million, a decline of 13% from the second quarter of 2002 primarily as a result of market-driven declines in the value of equity assets under management as well as the shift of assets by clients from higher yielding equity funds to lower yielding fixed income and money market funds. At the end of the second quarter of 2003, assets under management totaled $471 billion, compared with $499 billion at the end of the second quarter of 2002. On a year-to-date basis, asset management fees decreased 16% to $609 million.

An analysis of changes in assets under management from June 28, 2002 to June 27, 2003 is as follows:

----------------------------------------------------------------------------------------------------
                                                       Net Changes Due To
                                            ---------------------------------------------
                                 June 28,         New          Asset                         June 27,
(dollars in billions)               2002        Money   Depreciation      Other (1)             2003
----------------------------------------------------------------------------------------------------

Assets under management             $499         $(15)          $(14)            $1             $471
----------------------------------------------------------------------------------------------------
(1) Includes reinvested dividends, the impact of foreign exchange movements, net outflows of retail money market funds and other changes.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $(14) million and $4 million for the second quarter of 2003 and 2002, respectively. Other revenues in the second quarter of 2003 reflect the write-down of certain assets. Other revenues for the first six months of 2002 included a $17 million pre-tax gain on the sale of the Canadian retail asset management business.


--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------


Management continually monitors and evaluates the level and composition of the balance sheet.

For the first six months of 2003, average total assets were $486 billion, up 5% from $462 billion for the full-year 2002. Average total liabilities increased 5% to $460 billion from $438 billion for the full-year 2002. Average total assets and liabilities for the first six months of 2003 include the following changes as compared to the full-year 2002:

-----------------------------------------------------------------------------------------
                                                                   Increase/
(dollars in millions)                                              (Decrease)      Change
-----------------------------------------------------------------------------------------
AVERAGE ASSETS
 Trading assets                                                      $11,071           11 %
 Loans, notes and mortgages (net)                                      9,028           32
 Receivables under resale agreements                                   8,183           11
 Receivables under securities borrowed transactions                   (4,635)          (7)


AVERAGE LIABILITIES
 Payables under repurchase agreements                                $12,291           12 %
 Trading liabilities                                                   6,987            9
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


--------------------------------------------------------------------------------
OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------

As a part of its normal operating strategy, Merrill Lynch enters into various contractual obligations, contingent liabilities and commitments, which may require future payments. The table below outlines the significant contractual obligations, contingent liabilities, and commitments, as well as the future expiration as of June 27, 2003:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                             Commitment expiration
                                                ----------------------------------------------------------------
                                                             Less than          1 - 3         3+ - 5      Over 5
                                                  Total         1 year          years          years       years
----------------------------------------------------------------------------------------------------------------

Total commitments (Note 10)                     $77,309        $56,614        $ 6,019        $ 8,071     $ 6,605
Long-term borrowings                             79,062         20,859         24,864         11,264      22,075
Short-term borrowings                             5,517          5,517              -              -           -
Contractual agreements(1)                        44,593          6,630         11,576          5,882      20,505
Liquidity and facilities with SPEs(2)(3)         14,125         13,155            970              -           -
Liquidity and default facilities with
SPEs                                              2,658          2,215            170              1         272
Residual value guarantees(4)                      1,712             70             54            355       1,233
Standby letters of credit and other
performance guarantees                              494            348             44             15          87
----------------------------------------------------------------------------------------------------------------
(1) Represents the liability balance of contractual agreements at June 27,
    2003.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(3) Includes $3.3 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(4) Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.


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

Capital Adequacy

At June 27, 2003, Merrill Lynch's equity capital was comprised of $24.4 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries are Trust Originated Preferred SecuritiesSM ("TOPrS"SM). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $27.4 billion is adequate.

Funding

Commercial paper outstanding totaled $4.8 billion at June 27, 2003 and $4.0 billion at December 27, 2002, which was approximately 6% and 5% of total unsecured borrowings at June 27, 2003 and year-end 2002, respectively. Deposits at Merrill Lynch's banking subsidiaries totaled $80.5 billion at June 27, 2003, down from $81.8 billion at year-end 2002. Of the $80.5 billion of deposits in Merrill Lynch banking subsidiaries as of June 27, 2003, $66.4 billion were in U.S. banks. Outstanding long-term borrowings increased to $79.1 billion at June 27, 2003 from $78.5 billion at December 27, 2002. Major components of the change in long-term borrowings during the first six months of 2003 are as follows:

(dollars in billions)
-------------------------------------------------------

Balance at December 27, 2002                      $78.5
Issuances                                          13.9
Maturities                                        (14.6)
Other, net                                          1.3
                                                  -----
Balance at June 27, 2003 (1)                      $79.1
-------------------------------------------------------
(1) At June 27, 2003, $58.2 billion of long-term borrowings had maturity dates beyond one year.

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

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations and asset-backed securities of high credit quality that is funded with debt with an average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $14.2 billion and $12.6 billion at June 27, 2003 and December 27, 2002, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available as a source of funds during a liquidity event.

Merrill Lynch also maintained a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at June 27, 2003 and $3.5 billion at December 27, 2002 and was not drawn upon. On May 8, 2003, Merrill Lynch renewed the bank credit facility in the amount of $3.0 billion for 364 days. Merrill Lynch elected to reduce the amount of the facility considering the company's funding profile and the availability of the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity.

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

Merrill Lynch's senior long-term debt, preferred stock, and TOPrSSM were rated by several recognized credit rating agencies at August 6, 2003 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable or negative.

--------------------------------------------------------------------------------------------------------------------
                                                                           Preferred Stock         TOPrSSM
Rating Agency                                       Senior Debt Ratings        Ratings             Ratings
--------------------------------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA(Low)              Not Rated           Not Rated
Fitch Ratings                                                 AA-                   A+                  A+
Moody's Investors Service, Inc.                               Aa3                   A2                  A1
Rating and Investment Information, Inc. (1)                    AA                   A+                  A+
Standard & Poor's Ratings Services                             A+                   A-                  A-
--------------------------------------------------------------------------------------------------------------------
(1) Located in Japan


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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at June 27, 2003 and December 27, 2002 as well as daily average VaR for the three months ended June 27, 2003. Additionally, high and low VaR for the second quarter of 2003 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------------------------
                                              June 27,    Dec. 27,       High         Low      Average     Average
(dollars in millions)                            2003        2002        2Q03         2Q03        2Q03        1Q03
------------------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 62        $ 42        $ 75         $ 38        $ 52        $ 59
      Equity                                       38          36          38           23          29          36
      Commodity                                     2           -           2            -           -           -
      Currency                                      1           3           7            -           2           4
      Volatility                                   27          19          34           20          24          19
                                              --------------------------------------------------------------------
                                                  130         100                                  107         118
      Diversification benefit                     (59)        (48)                                 (48)        (54)
                                              -------------------                                 ----------------
      Overall(2)                                 $ 71        $ 52        $ 83         $ 40        $ 59        $ 64
                                              ===================                                 ================

------------------------------------------------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was
    $29 million at June 27, 2003 and $25 million at year-end 2002.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (including Merrill Lynch's U.S. banks and Merrill Lynch's LYONS(R)):

--------------------------------------------------------------------------
                                             June 27,              Dec. 27,
(dollars in millions)                           2003                  2002
--------------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread          $  92                  $ 89
      Equity                                      26                    27
      Currency                                     4                     3
      Volatility                                  13                    13
                                             -------               -------
                                                 135                   132
      Diversification benefit                    (32)                  (42)
                                             -------               -------
Overall                                        $ 103                  $ 90
                                             =======               =======
--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $13.0 billion of collateral) of trading derivatives in a gain position by maturity at June 27, 2003. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
-----------------------------------------------------------------------------------------

Credit                     Years to Maturity                         Cross-
              --------------------------------------------------   Maturity
Rating(1)              0-3        3+- 5       5+- 7       Over 7    Netting(2)      Total
-----------------------------------------------------------------------------------------

AAA               $  1,541      $   831     $   653     $  2,192   $   (548)     $  4,669
AA                   3,487        2,238       1,224        3,258     (3,065)        7,142
A                    5,770        1,464       1,459        3,810     (2,059)       10,444
BBB                  1,555        1,152         469        1,214       (978)        3,412
Other                1,096          424         228          317       (103)        1,962
              ---------------------------------------------------------------------------
Total             $ 13,449      $ 6,109     $ 4,033     $ 10,791   $ (6,753)     $ 27,629
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

In March 2003, Merrill Lynch invested approximately $1 billion in UFJ Strategic Partner Co., Ltd., a subsidiary of UFJ Holdings (one of the four largest Japanese banks) created to hold, manage, and resolve various non-performing and sub-performing UFJ loans. This investment will be carried under the equity method of accounting and no profit or loss was recognized in the 2003 second quarter.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  June 27, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------

Trading assets:
    Cash instruments                                   $  6,550           $ 4,825
    Derivatives                                           4,304             5,016
Trading liabilities - cash instruments                   (1,698)           (1,352)
Collateral on derivative assets                          (2,342)           (2,581)
                                                       --------           -------
Net trading asset exposure                             $  6,814           $ 5,908
---------------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 27, 2003, the carrying value of such debt and equity securities totaled $191 million, of which 30% resulted from Merrill Lynch's market-making activities in such securities. This compared with $140 million at December 27, 2002, of which 29% related to market-making activities. Also included are distressed bank loans totaling $122 million and $203 million at June 27, 2003 and December 27, 2002, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
--------------------------------------------------------------------------------
                                                  June 27, 2003    Dec. 27, 2002
--------------------------------------------------------------------------------

Investment securities                                  $    218           $  300
Commercial loans (net of allowance for loan
losses):
   Bridge loans                                             132              131
   Other loans(1)                                         2,434            2,740
Other investments:
   Partnership interests(2)                               1,729            1,749
   Other equity investments(3)                              805              583
--------------------------------------------------------------------------------
(1)  Includes accrued interest.
(2)  Includes $851 million and $877 million in investments at June 27, 2003 and
     December 27, 2002, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(3)  Includes investments in 111 and 130 enterprises at June 27, 2003 and
     December 27, 2002, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  June 27, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------
Additional commitments to invest in                    $    506           $   500
partnerships (1)
Unutilized revolving lines of credit and
other lending commitments                                 2,581             1,550
---------------------------------------------------------------------------------
(1) Includes $110 million at June 27, 2003 and December 27, 2002, related to deferred compensation plans.


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

Use of Estimates
In presenting the Condensed Consolidated Financial Statements, Management makes estimates regarding certain trading inventory valuations, the outcome of litigation, the carrying amount of goodwill, the allowance for loan losses, the realization of deferred tax assets, tax reserves, insurance reserves, recovery of insurance deferred acquisition costs, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2002 Annual Report.

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

2.   liquid  instruments,  including
          a) cash instruments for which quoted prices are available but which may trade less frequently such that there is not complete pricing transparency for these instruments across all market cycles (for
          example,   corporate  and  municipal   bonds);
          b) derivative instruments that are valued using a model, where inputs to the model are directly observable in the market (for example, U.S. dollar interest rate swaps);
          c) instruments that are priced with reference to comparable financial instruments whose parameters can be directly observed; and
          d) all consumer  and  small  and  middle-market   business  loans  as
          well as performing commercial loans held for investment purposes (which are carried at their principal amount outstanding)

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

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At June 27, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

(dollars in millions)
------------------------------------------------------------------------------------------------
                                            Category 1     Category 2    Category 3        Total
------------------------------------------------------------------------------------------------
Assets
    Trading assets, excluding
    contractual agreements                     $41,579        $45,140        $1,309      $88,028
    Contractual agreements                       2,377         34,561         3,663       40,601
    Loans, notes, and mortgages (net)                -         37,185         1,300       38,485
    Investment securities                        7,686         65,077         4,361       77,124
------------------------------------------------------------------------------------------------
Liabilities
    Trading liabilities, excluding
    contractual agreements                     $36,202        $11,524        $1,042      $48,768
    Contractual agreements                       3,880         36,952         3,761       44,593
------------------------------------------------------------------------------------------------

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at June 27, 2003 include $126.4 billion of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.

During the second quarter of 2003, Merrill Lynch changed its estimated valuation for a Category 3 privately held equity investment held by a Merrill Lynch broker-dealer by using a discounted cash flow method. The carrying value of this investment increased $60 million in the second quarter of 2003. This investment is carried on the Condensed Consolidated Balance Sheet at estimated fair market value, with changes in valuation being recorded in principal transactions revenues.


--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

On July 7, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for Merrill Lynch beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch currently employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Condensed Consolidated Statement of Earnings.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, including mandatorily redeemable preferred stock and certain freestanding equity derivatives, which under previous guidance were accounted for as equity. SFAS No. 150 requires that mandatorily redeemable preferred shares, written put options and physically settled forward purchase contracts on an issuer's shares, and certain financial instruments that must be settled by issuing a variable number of an issuer's shares, be classified as liabilities in the Condensed Consolidated Balance Sheets.

SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist beginning in the third quarter of this year. Application to pre-existing contracts is recognized as a cumulative effect of a change in accounting principle. Merrill Lynch does not expect the adoption of SFAS No. 150 to have a material impact on the Condensed Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Merrill Lynch is currently assessing the impact of SFAS No. 149 on the Condensed Consolidated Financial Statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. FIN 46 is effective for VIEs created on or after February 1, 2003 and for existing VIEs as of the third quarter of 2003. See Note 8 to the Consolidated Financial Statements in the 2002 Annual Report for disclosures regarding the expected impact of adoption of FIN 46 on Merrill Lynch's Consolidated Balance Sheets. Also, see Note 5 to the Condensed Consolidated Financial Statements for additional FIN 46 disclosure.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt this standard prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years' expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. See Note 11 to the Condensed Consolidated Financial Statements for these disclosures.

On November 25, 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to disclose their obligations under certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures were effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 10 to the Condensed Consolidated Financial Statements for these disclosures.

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

--------------------------------------------------------------------------------
STATISTICAL DATA
--------------------------------------------------------------------------------


                                                  2nd Qtr.          3rd Qtr.           4th Qtr.          1st Qtr.           2nd Qtr.
CLIENT ASSETS (DOLLARS IN BILLIONS)                  2002              2002               2002              2003               2003
                                                 --------          --------           --------          --------           --------
GPC:
   U.S.                                          $  1,076          $    997           $  1,021          $  1,009           $  1,076
   Non-U.S.                                            94                87                 89                86                 92
                                                 --------          --------           --------          --------           --------
Total GPC Assets                                    1,170             1,084              1,110             1,095              1,168
MLIM direct sales                                     233               205                201               193                205
                                                 --------          --------           --------          --------           --------
Total Client Assets                              $  1,403          $  1,289           $  1,311          $  1,288           $  1,373
                                                 ========          ========           ========          ========           ========

ASSETS IN ASSET-PRICED ACCOUNTS                  $    192          $    177           $    182          $    181           $    200
ASSETS UNDER MANAGEMENT:

Retail                                           $    203          $    182           $    189          $    187           $    195
Institutional                                         257               234                235               220                239
Private Investors(1)                                   39                36                 38                35                 37

U.S.                                                  319               305                313               303                320
Non-U.S.                                              180               147                149               139                151

Equity                                                234               190                191               183                209
Fixed-income                                          121               119                122               108                108
Money market                                          144               143                149               151                154
-----------------------------------------------------------------------------------------------------------------------------------
UNDERWRITING (DOLLARS IN BILLIONS):
Global Equity and Equity-Linked:
        Volume                                   $     10          $      3           $      6          $      4           $      8
        Market share                                  9.4  %            5.9  %            10.5  %            8.0  %             7.8%
Global debt:
        Volume                                   $     86          $     65           $     59          $     95           $     84
        Market share                                  8.3  %            7.7  %             6.5  %            7.1  %             6.6%
-----------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
        U.S.                                       42,400            41,800             40,000            39,200             38,200
        Non-U.S.                                   12,000            11,400             10,900            10,400             10,100
                                                 --------          --------           --------          --------           --------
        Total                                      54,400            53,200             50,900            49,600             48,300
                                                 ========          ========           ========          ========           ========

PRIVATE CLIENT FINANCIAL ADVISORS                  15,100            14,600             14,000            13,600             13,300
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (dollars in millions,
except per share amounts)
Total assets                                     $453,834          $452,140           $447,928          $455,587           $481,075
Total stockholders' equity                       $ 21,592          $ 22,299           $ 22,875          $ 23,639           $ 24,781
Book value per common share                      $  24.46          $  25.17           $  25.69          $  24.97           $  26.04
SHARE INFORMATION (in thousands)
Weighted-average shares outstanding:
        Basic                                     861,742           864,629            868,160           887,553            897,202
        Diluted                                   942,560           934,477            942,893           939,220            965,288
Common shares outstanding                         865,398           869,019            873,780           929,768            935,152
-----------------------------------------------------------------------------------------------------------------------------------
(1) Represents segregated portfolios for individuals, small corporations and institutions.

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

Item 4.  CONTROLS AND PROCEDURES
         -----------------------

In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.'s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.'s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, ML & Co.'s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in ML & Co.'s internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, ML & Co.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  LEGAL PROCEEDINGS
--------------------------

The following supplements the discussion in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 27, 2002 and Current Reports on Form 8-K dated March 17, 2003 and April 28, 2003:

Research-Related Class Actions.
------------------------------

On June 30, 2003, and July 2, 2003, the United States District Court for the Southern District of New York granted Merrill Lynch's motions to dismiss three class actions challenging the independence and objectivity of Merrill Lynch's research recommendations and related disclosures. These decisions involved research recommendations related to 24/7 Real Media, Inc. and Interliant, Inc., as well as claims involving Merrill Lynch Global Technology Fund, Inc. Although the outcome cannot be predicted with certainty, Merrill Lynch's present intention is to move to dismiss the remaining class actions in stages based largely on the reasoning of the courts' June 30 and July 2 decisions. Plaintiffs have moved for reconsideration of the court's decisions and, in addition, have the right to appeal the decisions dismissing their claims to the United States Court of Appeals for the Second Circuit.

Enron-Related Litigation
------------------------

On or about May 28, 2003, United States District Court Judge Melinda Harmon and U.S. Bankruptcy Judge Arthur Gonzales ordered the investment bank defendants in certain of the Enron-related matters, including Merrill Lynch, to participate in non-binding mediation. The outcome of the mediation cannot be predicted.

IPO Allocation Class Actions
----------------------------

On or about June 25, 2003, plaintiffs announced that they had entered into a Memorandum of Understanding with the issuer defendants and the issuers' present and former officers and directors. Under the terms of the Memorandum of Understanding, the insurers of the issuers would guarantee recovery of at least $1 billion by the class members. To the extent that plaintiffs recover from the underwriter defendants, this amount would be reduced. Over 50 underwriters, including Merrill Lynch, remain as defendants in the actions.

IPO Underwriting Spread Litigation
----------------------------------

On or about June 27, 2003, the United States District Court for the Southern District of New York denied defendants' motion to dismiss based on implied immunity. Defendants' motion to dismiss on other grounds is pending.

Boston Chicken Litigation
-------------------------

Merrill Lynch is one of the defendants in Gerald K. Smith as Trustee for and on behalf of the Estates of Boston Chicken, Inc. v Arthur Andersen LLP, et al., an action pending in the United States District Court for the District of Arizona. In that action, the Plan Reorganization Trustee has claimed, among other things, that the defendants (including Merrill Lynch) damaged Boston Chicken by allegedly contributing to Boston Chicken's decisions to incur more than a billion dollars in obligations over a five-year period (1993-1998), during which the Trustee claims Boston Chicken was insolvent. No trial date has been set. Merrill Lynch is vigorously defending the action and anticipates filing a motion for summary judgment in January 2004.

Shareholder Derivative Action
-----------------------------

In the following shareholder derivative action ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. and any recovery obtained by plaintiffs would be for the benefit of ML & Co.:

            Mullin v. Komansky, et al., a derivative action instituted on or about June 19, 2003, in the Supreme Court of the State of New York, County of New York, alleges breach of fiduciary duty by ML & Co. directors in connection with, among other things, allegedly failing to establish internal controls sufficient to ensure that the company's research activities were carried out in a lawful manner. The case is similar to Spear v. Conway, et al., previously disclosed in ML & Co.'s Form 10-K for the year ended December 27, 2002, in which Merrill Lynch has filed a motion to dismiss. Merrill Lynch intends to move to dismiss this action as well.


Other
-----

Merrill Lynch has been named as a defendant in various other legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices that began in 2000 has resulted in increased legal actions against many firms, including Merrill Lynch, and will likely result in higher professional fees and litigation expenses than those incurred in the past.

Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers who would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch.

Given the number of these legal actions, investigations and proceedings, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest these actions. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to it, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results or cash flows for any particular period and may impact ML & Co.'s credit ratings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On April 28, 2003, ML & Co. held its Annual Meeting of Stockholders. Further details concerning matters submitted for stockholder vote can be found in ML & Co.'s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003.

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

         10 Written description of ML & Co.'s compensation policy for directors effective May 1, 2003.

         12       Statement re: computation of ratios.

         15       Letter re: unaudited interim financial information.

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors.

(b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

         (i) Current Report dated April 3, 2003 for the purpose of filing the form of ML & Co.'s 8% Callable STock Return Income DEbt Securities SM due April 5, 2005, payable at maturity with Comcast Corporation Class A common stock.

         (ii) Current Report dated April 9, 2003 for the purpose of furnishing notice of a webcast of a conference call scheduled for April 16, 2003 to review ML & Co.'s operating results.

         (iii) Current Report dated April 16, 2003 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summaries for the three months ended March 28, 2003.

         (iv) Current Report dated April 28, 2003 for the purpose of reporting the announcement by the Securities and Exchange Commission, New York Stock Exchange, National Association of Securities Dealers, and state securities regulators that the settlements-in-principle that the regulators had disclosed on December 20, 2002 related to alleged conflicts of interest affecting research analysts had been reduced to final settlements with regard to ten securities firms, including Merrill Lynch.

         (v) Current Report dated April 29, 2003 for the purpose of filing the form of ML & Co.'s 9% Callable STock Return Income DEbt SecuritiesSM due April 29, 2005, payable at maturity with Best Buy Co., Inc. common stock.

         (vi) Current Report dated May 2, 2003 for the purpose of filing the form of ML & Co.'s Global Currency Basket Notes due May 3, 2004.

         (vii) Current Report dated May 2, 2003 for the purpose of filing the form of ML & Co.'s Market Recovery NotesSM Linked to the Nasdaq-100 Index(R) due July 22, 2004.

         (viii) Current Report dated May 2, 2003 for the purpose of filing the form of ML & Co.'s 9% Callable STock Return Income DEbt SecuritiesSM due May 9, 2005, payable at maturity with Nextel Communications, Inc. Class A common stock.

         (ix) Current Report dated May 6, 2003 for the purpose of furnishing notice of a webcast of a presentation by the president of ML & Co.'s Global Private Client Group scheduled for May 13, 2003.

         (x) Current Report dated May 30, 2003 for the purpose of filing the form of ML & Co.'s Multi-Currency Notes due May 31, 2005.

         (xi) Current Report dated June 3, 2003 for the purpose of filing the form of ML & Co.'s S&P 500(R) Market Index Target-Term Securities(R) due June 3, 2010.

         (xii) Current Report dated June 3, 2003 for the purpose of filing the form of ML & Co.'s SUMmation SecuritiesSM Linked to the Performance of the S&P 500(R) Index due September 3, 2008.

         (xiii) Current Report dated June 10, 2003 for the purpose of filing the form of ML & Co.'s Warrant Agreement dated as of June 10, 2003 between ML & Co. and JPMorgan Chase Bank.

         (xiv) Current Report dated June 27, 2003 for the purpose of filing the form of ML & Co.'s Strategic Return Notes(R) Linked to the Select Ten Index due June 27, 2008.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MERRILL LYNCH & CO., INC.
                            ----------------------------------------------------
                                  (Registrant)




                            By:  /s/ Ahmass L. Fakahany
                                 -----------------------------------------------
                                     Ahmass L. Fakahany
                                     Executive Vice President and
                                     Chief Financial Officer





                            By:  /s/ John J. Fosina
                                 -----------------------------------------------
                                     John J. Fosina
                                     Controller
                                     Principal Accounting Officer


Date:     August 7, 2003

                                INDEX TO EXHIBITS


Exhibits

10 Written description of ML & Co.'s compensation policy for directors effective May 1, 2003.

12       Statement re: computation of ratios.

15       Letter re: unaudited interim financial information.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors.