Form 10-Q
period 2003-09-26
MERRILL LYNCH & CO INC
filed 2003-11-05
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            September 26, 2003

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

942,398,722 shares of Common Stock and 2,901,850 Exchangeable Shares as of the close of business on October 31, 2003. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                   For the Three Months Ended
                                                                 ------------------------------

                                                                 Sept. 26,             Sept. 27,                Percent
(in millions, except per share amounts)                              2003                  2002              Inc. (Dec.)
                                                                 --------             ---------              ----------

NET REVENUES
  Asset management and portfolio service fees                    $  1,184             $   1,217                    (2.7)%
  Commissions                                                       1,120                 1,125                    (0.4)
  Principal transactions                                              705                   377                    87.0
  Investment banking
    Underwriting                                                      545                   329                    65.7
    Strategic advisory                                                133                   163                   (18.4)
  Other                                                               300                   165                    81.8
                                                                 --------             ---------

     Subtotal                                                       3,987                 3,376                    18.1
                                                                 --------             ---------

  Interest and dividend revenues                                    2,873                 3,484                   (17.5)
  Less interest expense                                             1,794                 2,498                   (28.2)
                                                                 --------             ---------
     Net interest profit                                            1,079                   986                     9.4
                                                                 --------             ---------

  TOTAL NET REVENUES                                                5,066                 4,362                    16.1
                                                                 --------             ---------

NON-INTEREST EXPENSES
  Compensation and benefits                                         2,393                 2,228                     7.4
  Communications and technology                                       352                   421                   (16.4)
  Occupancy and related depreciation                                  226                   218                     3.7
  Brokerage, clearing, and exchange fees                              188                   182                     3.3
  Advertising and market development                                   89                   125                   (28.8)
  Professional fees                                                   146                   135                     8.1
  Office supplies and postage                                          46                    62                   (25.8)
  Other                                                               138                   130                     6.2
  Net recoveries related to September 11                              (21)                 (191)                  (89.0)
  Restructuring - related credit                                        -                    (2)                 (100.0)
                                                                 --------             ---------
  TOTAL NON-INTEREST EXPENSES                                       3,557                 3,308                     7.5
                                                                 --------             ---------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                       1,509                 1,054                    43.2

Income tax expense                                                    422                   313                    34.8
Dividends on preferred securities issued by subsidiaries               48                    48                       -
                                                                 --------             ---------

NET EARNINGS                                                     $  1,039             $     693                    49.9
                                                                 ========             =========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                   $  1,030             $     683                    50.8
                                                                 ========             =========

EARNINGS PER COMMON SHARE

    Basic                                                        $   1.14             $    0.79
                                                                 ========             =========

    Diluted                                                      $   1.04             $    0.73
                                                                 ========             =========

DIVIDEND PAID PER COMMON SHARE                                   $   0.16             $    0.16
                                                                 ========             =========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                           904.8                 864.6
                                                                 ========             =========
    Diluted                                                         991.1                 934.5
                                                                 ========             =========
-----------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                 --------------------------------

                                                                   Sept. 26,             Sept. 27,                Percent
(in millions, except per share amounts)                                2003                  2002              Inc. (Dec.)
                                                                 ----------             ---------              ----------

NET REVENUES
  Asset management and portfolio service fees                    $    3,465             $   3,808                    (9.0)%
  Commissions                                                         3,233                 3,579                    (9.7)
  Principal transactions                                              2,815                 1,982                    42.0
  Investment banking
    Underwriting                                                      1,478                 1,296                    14.0
    Strategic advisory                                                  391                   540                   (27.6)
  Other                                                                 776                   603                    28.7
                                                                 ----------             ---------
     Subtotal                                                        12,158                11,808                     3.0
                                                                 ----------             ---------

  Interest and dividend revenues                                      8,922                 9,966                   (10.5)
  Less interest expense                                               5,841                 7,371                   (20.8)
                                                                 ----------             ---------
     Net interest profit                                              3,081                 2,595                    18.7
                                                                 ----------             ---------

  TOTAL NET REVENUES                                                 15,239                14,403                     5.8
                                                                 ----------             ---------

NON-INTEREST EXPENSES
  Compensation and benefits                                           7,567                 7,443                     1.7
  Communications and technology                                       1,112                 1,307                   (14.9)
  Occupancy and related depreciation                                    663                   684                    (3.1)
  Brokerage, clearing, and exchange fees                                527                   552                    (4.5)
  Advertising and market development                                    323                   426                   (24.2)
  Professional fees                                                     430                   397                     8.3
  Office supplies and postage                                           154                   196                   (21.4)
  Other                                                                 548                   466                    17.6
  Net recoveries related to September 11                                (82)                 (191)                  (57.1)
  Restructuring - related credit                                          -                    (2)                 (100.0)
  Research - related expenses                                             -                   111                  (100.0)
                                                                 ----------             ---------
  TOTAL NON-INTEREST EXPENSES                                        11,242                11,389                    (1.3)
                                                                 ----------             ---------

EARNINGS BEFORE INCOME TAXES AND DIVIDENDS ON
  PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                         3,997                 3,014                    32.6

Income tax expense                                                    1,109                   896                    23.8
Dividends on preferred securities issued by subsidiaries                143                   144                    (0.7)
                                                                 ----------             ---------

NET EARNINGS                                                     $    2,745             $   1,974                    39.1
                                                                 ==========             =========

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                   $    2,717             $   1,945                    39.7
                                                                 ==========             =========

EARNINGS PER COMMON SHARE
    Basic                                                        $     3.03             $    2.26
                                                                 ==========             =========

    Diluted                                                      $     2.81             $    2.07
                                                                 ==========             =========

DIVIDEND PAID PER COMMON SHARE                                   $     0.48             $    0.48
                                                                 ==========             =========

AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             896.5                 860.4
                                                                 ==========             =========
    Diluted                                                           965.2                 942.0
                                                                 ==========             =========
-------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                 Sept. 26,             Dec. 27,
(dollars in millions)                                                                                2003                 2002
-----------------------------------------------------------------------------------              --------             --------

ASSETS

CASH AND CASH EQUIVALENTS                                                                        $ 15,532             $ 10,211

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                                          6,371                7,375

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                              79,116               75,292
  Receivables under securities borrowed transactions                                               45,556               45,543
                                                                                                 --------             --------
                                                                                                  124,672              120,835

TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of
  $18,081 in 2003 and $11,344 in 2002)
  Contractual agreements                                                                           39,343               38,728
  Corporate debt and preferred stock                                                               22,169               18,569
  Equities and convertible debentures                                                              17,938               13,530
  Non-U.S. governments and agencies                                                                17,407               10,095
  Mortgages, mortgage-backed, and asset-backed                                                     16,552               14,987
  U.S. Government and agencies                                                                     13,414               10,116
  Municipals and money markets                                                                      4,730                5,535
                                                                                                 --------             --------
                                                                                                  131,553              111,560

INVESTMENT SECURITIES                                                                              79,558               81,787

SECURITIES RECEIVED AS COLLATERAL                                                                   5,148                2,020

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $60 in 2003 and $79 in 2002)                41,913               35,317
  Brokers and dealers                                                                               3,454                8,485
  Interest and other                                                                               10,195               10,581
                                                                                                 --------             --------
                                                                                                   55,562               54,383
                                                                                                 --------             --------

LOANS, NOTES, AND MORTGAGES (net of allowances of $274 in 2003 and $265 in 2002)                   40,370               34,735

SEPARATE ACCOUNTS ASSETS                                                                           15,513               13,042

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $4,984 in 2003 and $4,671 in 2002)                                                            2,606                3,080

GOODWILL (net of accumulated amortization of $1,011 in 2003 and $984 in 2002)                       4,596                4,446

OTHER ASSETS                                                                                        4,286                4,454
                                                                                                 --------             --------

TOTAL ASSETS                                                                                     $485,767             $447,928
                                                                                                 ========             ========


                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                            Sept. 26,         Dec. 27,
(dollars in millions, except per share amount)                                                  2003             2002
-------------------------------------------------------------------------------------       --------         --------

LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                      $ 95,939         $ 85,378
  Payables under securities loaned transactions                                                7,391            7,640
                                                                                            --------         --------
                                                                                             103,330           93,018
                                                                                            --------         --------

COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                               3,015            5,353

DEPOSITS                                                                                      79,312           81,842

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                      45,198           45,202
  U.S. Government and agencies                                                                17,119           14,678
  Non-U.S. governments and agencies                                                           12,257            7,952
  Corporate debt, municipals and preferred stock                                               8,894            6,500
  Equities and convertible debentures                                                          8,084            4,864
                                                                                            --------         --------
                                                                                              91,552           79,196
                                                                                            --------         --------

OBLIGATION TO RETURN SECURITIES RECEIVED AS COLLATERAL                                         5,148            2,020

Other payables
  Customers                                                                                   34,525           28,569
  Brokers and dealers                                                                         16,509           16,541
  Interest and other                                                                          24,017           20,724
                                                                                            --------         --------
                                                                                              75,051           65,834
                                                                                            --------         --------

LIABILITIES OF INSURANCE SUBSIDIARIES                                                          3,397            3,566

SEPARATE ACCOUNTS LIABILITIES                                                                 15,513           13,042

LONG-TERM BORROWINGS                                                                          80,706           78,524
                                                                                            --------         --------
TOTAL LIABILITIES                                                                            457,024          422,395
                                                                                            --------         --------

PREFERRED SECURITIES ISSUED BY SUBSIDIARIES                                                    2,666            2,658
                                                                                            --------         --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued and outstanding,                            425              425
  liquidation preference $10,000 per share)                                                 --------         --------
COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                           43               58
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
  issued:  2003 - 1,056,070,197 shares; 2002 - 983,502,078 shares)                             1,408            1,311
  Paid-in capital                                                                              6,385            5,315
  Accumulated other comprehensive loss (net of tax)                                             (511)            (570)
  Retained earnings                                                                           20,344           18,072
                                                                                            --------         --------
                                                                                              27,669           24,186
Less:  Treasury stock, at cost:  2003 - 117,516,610 shares; 2002 - 116,211,158 shares          1,207              961
       Unamortized employee stock grants                                                         810              775
                                                                                            --------         --------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                             25,652           22,450
                                                                                            --------         --------

TOTAL STOCKHOLDERS' EQUITY                                                                    26,077           22,875
                                                                                            --------         --------

TOTAL LIABILITIES, PREFERRED SECURITIES ISSUED BY SUBSIDIARIES,
AND STOCKHOLDERS' EQUITY                                                                    $485,767         $447,928
                                                                                            ========         -=======
--------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Nine Months Ended
                                                                              ------------------------------

(dollars in millions)                                                         Sept. 26,             Sept. 27,
                                                                                  2003                  2002
                                                                              --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $ 2,745               $ 1,974
Noncash items included in earnings:
       Depreciation and amortization                                               430                   491
       Policyholder reserves                                                       120                   127
       Amortization of stock-based compensation                                    449                   493
       Deferred taxes                                                              134                    29
       Undistributed (earnings) loss from equity investments                       (82)                   30
       Other                                                                       (40)                  539
Changes in operating assets and liabilities:
       Trading assets                                                          (20,089)               (8,400)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                             1,004                (3,506)
       Receivables under resale agreements                                      (3,829)               (5,608)
       Receivables under securities borrowed transactions                          (13)                2,668
       Customer receivables                                                     (6,577)                3,170
       Brokers and dealers receivables                                           5,031                (1,914)
       Trading liabilities                                                      12,015                12,380
       Payables under repurchase agreements                                     10,561                12,898
       Payables under securities loaned transactions                              (249)               (2,643)
       Customer payables                                                         5,956                   423
       Brokers and dealers payables                                                (32)                  313
       Other, net                                                                3,882                 6,446
                                                                               -------               -------
            Cash provided by operating activities                               11,416                19,910
                                                                               -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                              22,498                20,350
       Sales of available-for-sale securities                                   49,960                36,646
       Purchases of available-for-sale securities                              (65,568)              (52,619)
       Maturities of held-to-maturity securities                                   998                   145
       Purchases of held-to-maturity securities                                 (1,288)                 (282)
       Loans, notes, and mortgages                                              (6,063)              (11,770)
       Other investments and other assets                                       (3,303)               (1,755)
       Equipment and facilities                                                     44                  (658)
                                                                               -------               -------
            Cash used for investing activities                                  (2,722)               (9,943)
                                                                               -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                         (2,338)                1,478
       Deposits                                                                 (2,530)               (4,994)
       Issuance and resale of long-term borrowings                              22,037                18,313
       Settlement and repurchases of long-term borrowings                      (20,908)              (22,970)
       Derivative financing transactions                                           341                     -
       Issuance of common stock                                                    440                   225
       Issuance of treasury stock                                                   10                     5
       Other common stock transactions                                              48                   (58)
       Dividends                                                                  (473)                 (443)
                                                                               -------               -------
            Cash used for financing activities                                  (3,373)               (8,444)
                                                                               -------               -------
Increase in cash and cash equivalents                                            5,321                 1,523
Cash and cash equivalents, beginning of year                                    10,211                11,070
                                                                               -------               -------
Cash and cash equivalents, end of period                                       $15,532               $12,593
                                                                               =======               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                         $    59               $   631
          Interest                                                               5,726                 7,535
------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 26, 2003


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

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"). All material intercompany balances have been eliminated. The interim condensed consolidated financial statements for the three-and nine-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the condensed consolidated financial statements have been included.

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

New Accounting Pronouncements

On July 7, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for Merrill Lynch beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch currently employs. Had Merrill Lynch adopted SOP 03-1 at September 26, 2003, the estimated pre-tax impact to the Condensed Consolidated Statement of Earnings would be between $90 million and $100 million of additional expense; however, the ultimate impact of adoption in 2004 will depend on market conditions at that time.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, including mandatorily redeemable preferred stock and certain freestanding equity derivatives, which under previous guidance were accounted for as equity. SFAS No. 150 requires that mandatorily redeemable preferred shares, written put options and physically settled forward purchase contracts on an issuer's shares, and certain financial instruments that must be settled by issuing a variable number of an issuer's shares, be classified as liabilities in the Condensed Consolidated Balance Sheets. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other preexisting instruments beginning in the third quarter of this year. The adoption of SFAS No. 150 did not have a material impact on the Condensed Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. During the third quarter of 2003, in accordance with SFAS No. 149, Merrill Lynch modified its classification within the Condensed Consolidated Statement of Cash Flows. Certain derivative instruments entered into or modified after June 30, 2003, and that have been determined to contain a financing element at inception and where Merrill Lynch is deemed the borrower, are now included as a separate component within Cash flows from financing activities. Prior to July 1, 2003, the activity associated with such derivative instruments is included within Cash flows from operating activities. The adoption of SFAS No. 149 did not have a material impact on the Condensed Consolidated Financial Statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE, or special purpose entity. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. Merrill Lynch adopted FIN 46 on February 1, 2003 for VIEs with which it became involved after January 31, 2003. On October 8, 2003, the FASB deferred the effective date for preexisting VIEs to the period ending after December 15, 2003. As a result, Merrill Lynch will adopt FIN 46 for pre-existing contracts in the fourth quarter of this year and does not expect the adoption to have a material impact on the Consolidated Financial Statements. See Note 5 to the Condensed Consolidated Financial Statements for additional FIN 46 disclosure.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt this standard prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years' expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. See Note 11 to the Condensed Consolidated Financial Statements for these disclosures. Merrill Lynch is continuing to evaluate the transition guidance of SFAS No. 148 and currently accounts for stock based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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


--------------------------------------------------------------------------------
NOTE 2.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a fourth quarter 2001 pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve and a rollforward of staff reductions at September 26, 2003 are as follows:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------------
                                                                             Utilized in
                                                                    --------------------------------        Balance
                                                       Initial                                             Sept. 26,
                                                       Balance        2001        2002(1)       2003           2003
-------------------------------------------------------------------------------------------------------------------

Category:

     Severance costs                                   $ 1,133      $ (214)      $ (874)        $(27)        $   18
     Facilities costs                                      299           -          (15)         (72)           212
     Technology and fixed asset write-offs                 187        (187)           -            -              -
     Other Costs                                           178           -         (119)           -             59
                                                       -------      ------      -------         ----         ------
                                                       $ 1,797      $ (401)     $(1,008)        $(99)        $  289
                                                       -------      ------      -------         ----         ------

Staff Reductions                                         6,205        (749)      (5,233)        (102)           121
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


Results by business segment are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------
THREE MONTHS ENDED
SEPTEMBER 26, 2003

Non-interest revenues                        $  1,690        $ 1,958         $  346         $   (7) (1)     $  3,987
Net interest profit(2)                            796            350              6            (73) (3)        1,079
                                             --------        -------         ------         ------          --------
Net revenues                                    2,486          2,308            352            (80)            5,066
Non-interest expenses                           1,464          1,842            275            (24) (4)        3,557
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $  1,022        $   466         $   77         $  (56)         $  1,509
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $411,447        $64,224         $5,500         $4,596          $485,767
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------   ------------          --------
THREE MONTHS ENDED
SEPTEMBER 27, 2002

Non-interest revenues                        $  1,270        $ 1,762         $  356         $  (12)(1) $       3,376
Net interest profit(2)                            652            323              4              7 (3)           986
                                             --------        -------          -----         ------          --------
Net revenues                                    1,922          2,085            360             (5)            4,362
Non-interest expenses                           1,378          1,768            293           (131)(4)         3,308
                                             --------        -------         ------         ------          --------
Pre-tax earnings                             $    544        $   317         $   67         $  126          $  1,054
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $384,267        $58,154         $5,398         $4,321          $452,140
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest.
(4) Represents elimination of intersegment revenues and expenses. 2003 also includes September 11-related expenses and a litigation credit. 2002 also included a September 11-related net recovery.

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------
NINE MONTHS ENDED
SEPTEMBER 26, 2003

Non-interest revenues                        $  5,651        $ 5,532         $1,001         $  (26) (1)     $ 12,158
Net interest profit(2)                          2,183          1,004             18           (124) (3)        3,081
                                             --------        -------         ------         ------          --------
Net revenues                                    7,834          6,536          1,019           (150)           15,239
Non-interest expenses                           4,906          5,465            830             41  (4)       11,242
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $  2,928        $ 1,071         $  189         $ (191)         $  3,997
                                             ========        =======         ======         ======          ========



--------------------------------------------------------------------------------------------------------------------

                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------
NINE MONTHS ENDED
SEPTEMBER 27, 2002

Non-interest revenues                        $  5,028        $ 5,636         $1,199         $  (55)(1)      $ 11,808
Net interest profit(2)                          1,590          1,015             13            (23)(3)         2,595
                                             --------        -------         ------         ------          --------
Net revenues                                    6,618          6,651          1,212            (78)           14,403
Non-interest expenses                           4,786          5,719            943            (59)(4)        11,389
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $  1,832        $   932         $  269         $  (19)         $  3,014
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest.
(4) Represents elimination of intersegment revenues and expenses. 2003 also includes September 11-related expenses and a litigation provision. This litigation provision will be charged to the business segments when the amounts are fixed and determined. 2002 also included a September 11-related net recovery and research settlement-related expenses.

--------------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at September 26, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                   Sept. 26, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------
Investment securities
  Available-for-sale                                      $65,886              $72,229
  Trading                                                   4,475                3,337
  Held-to-maturity                                            942                  638
  Non-qualifying: (1)
     Deferred compensation hedges (2)                         632                1,927
     Other (3)                                              7,623                3,656
                                                          -------              -------
  Total                                                   $79,558              $81,787
--------------------------------------------------------------------------------------
(1) Non-qualifying for SFAS No. 115 purposes.
(2) Represents investments economically hedging deferred compensation liabilities.
(3) Includes insurance policy loans, merchant banking investments, preferred stock and other non-qualifying investments.

During the third quarter of 2003, Merrill Lynch invested in approximately $2.4 billion of investment grade preferred stock. This investment is included in Non-qualifying - Other in the table above.

Also, during the third quarter, Other revenues include a write-down of $114 million related to certain available-for-sale securities that were considered to be impaired on an other than temporary basis. Unrealized losses on these securities were included in Accumulated other comprehensive loss at June 27, 2003. During the third quarter, the write-down was charged to earnings and removed from Accumulated other comprehensive loss.



--------------------------------------------------------------------------------
NOTE 5. SECURITIZATION TRANSACTIONS
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs are often used when entering into or facilitating securitization transactions. Merrill Lynch's involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; structuring SPEs; underwriting, distributing; and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $48.5 billion for the nine months ended September 26, 2003. For the nine months ended September 26, 2003 and September 27, 2002, Merrill Lynch received $49.1 billion and $32.3 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $66.8 million and $39.7 million, respectively in Merrill Lynch's Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first nine months of 2003 and 2002, cash inflows from securitizations related to the following asset types:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                   Sept. 26, 2003       Sept. 27, 2002
--------------------------------------------------------------------------------------
Asset category
  Residential mortgage loans                              $35,105              $21,841
  Municipal bonds                                           8,409                5,652
  Corporate and government bonds                            1,330                1,932
  Commercial loans and other                                4,304                2,832
                                                          -------               ------
                                                          $49,148              $32,257
--------------------------------------------------------------------------------------

Retained interests in securitized assets were approximately $2.9 billion and $3.3 billion at September 26, 2003 and December 27, 2002, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity. Approximately 67% and 77% at September 26, 2003 and December 27, 2002, respectively, of residential mortgage loan retained interests consists of interests in U.S. Government agency sponsored securitizations, which are guaranteed with respect to principal and interest. In addition, $702 million and $851 million at September 26, 2003 and December 27, 2002, respectively, of the retained interest balance relates to municipal bond transactions where observable market prices are available for the underlying assets, which provide the inputs and parameters used to calculate the fair value of the retained interest.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 26, 2003 arising from Merrill Lynch's residential mortgage loan, municipal bond and other securitization transactions. The sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters is also shown.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------

                                                            Residential         Municipal
                                                         Mortgage Loans             Bonds             Other
-----------------------------------------------------------------------------------------------------------

Retained interest amount                                         $2,077             $ 702             $ 106
Weighted average life (in years)                                    4.6               4.0               N/A
  Range                                                        0.0-19.0          0.1-25.3               N/A
Weighted average credit losses (rate per annum)                     0.5%                0%              0.7%
  Range                                                         0.0-3.5%                0%          0.0-3.4%
     Impact on fair value of 10% adverse change                    $ (4)            $   -              $  -
     Impact on fair value of 20% adverse change                    $ (9)            $   -              $ (1)
Weighted average discount rate                                      6.2%              2.4%              5.7%
  Range                                                        0.0-75.0%          0.9-7.8%         1.0-25.0%
    Impact on fair value of 10% adverse change                     $(15)            $ (49)             $ (1)
    Impact on fair value of 20% adverse change                     $(24)            $ (96)             $ (3)
Weighted average prepayment speed (CPR)                            19.0%             15.1%              N/A
  Range                                                        0.0-65.0%        11.3-15.9%              N/A
    Impact on fair value of 10% adverse change                     $ (8)             $ (1)              N/A
    Impact on fair value of 20% adverse change                     $(15)             $ (2)              N/A
-----------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2003 that were still held by Merrill Lynch as of September 26, 2003 are as follows:

-----------------------------------------------------------------------------------------------------------

                                                            Residential         Municipal
                                                         Mortgage Loans             Bonds             Other
-----------------------------------------------------------------------------------------------------------
Weighted average life (in years)                                    5.3               N/A               N/A
Credit losses (rate per annum)                                      0.8%                0%              0.2%
Weighted average discount rate                                      6.1%              3.8%              2.9%
Prepayment speed assumption (CPR)                                  14.6%              N/A               N/A
-----------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

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

The maximum commitment under these liquidity and default guarantees totaled $17.5 billion and $13.7 billion at September 26, 2003 and December 27, 2002, respectively. The fair value of the commitments approximated $10 million and $69 million at September 26, 2003 and December 27, 2002, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $3.1 billion and $2.3 billion at September 26, 2003 and December 27, 2002, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in
Note 14 in the 2002 Annual Report.

The following table summarizes principal amounts outstanding, delinquencies, and net credit losses of securitized financial assets as of September 26, 2003 and December 27, 2002.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------

                                                             Residential        Municipal
                                                          Mortgage Loans            Bonds            Other
-----------------------------------------------------------------------------------------------------------

September 26, 2003
Principal Amount Outstanding                                     $41,424          $17,343            $4,356
Delinquencies                                                         68                -                 -
Net Credit Losses                                                      3                -                 6
-----------------------------------------------------------------------------------------------------------
December 27, 2002
Principal Amount Outstanding                                     $23,107          $18,379            $2,476
Delinquencies                                                         90                -                 3
Net Credit Losses                                                      5                -                44
-----------------------------------------------------------------------------------------------------------


Variable Interest Entities
--------------------------

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses; receive a majority of the VIE's expected residual returns; or both.

In accordance with the transition guidance in FIN 46, Merrill Lynch adopted the standard on February 1, 2003 for VIEs with which Merrill Lynch became involved after January 31, 2003. On October 8, 2003, the FASB deferred the effective date for preexisting VIEs to periods ending after December 15, 2003. As a result, Merrill Lynch will adopt FIN 46 for contracts entered into prior to February 1, 2003 in the fourth quarter of this year.

In the normal course of business, Merrill Lynch acts as a transferor, derivative counterparty, investor, arranger, structurer, underwriter, market-maker, guarantor, and/or liquidity provider to many VIEs. In addition, Merrill Lynch acts as transferor to certain entities that meet the requirements of qualifying special purpose entities, which are not consolidated in the Merrill Lynch Financial Statements in accordance with SFAS No. 140, but which are disclosed herein where Merrill Lynch typically holds a significant variable interest and the transaction type represents a significant Merrill Lynch sponsored program.

Merrill Lynch has entered into transactions with a number of VIEs of which it is (or is likely to be deemed) the primary beneficiary and therefore must consolidate; or is (or is likely to be deemed) a significant variable interest holder. These VIEs are as follows:

o Merrill Lynch is (or is likely to be deemed) the primary beneficiary of VIEs that own convertible bonds purchased from Merrill Lynch, in which Merrill Lynch maintains a call option to repurchase the convertible bonds from the VIE. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option. Assets held by these VIEs are reported in Equities and convertible debentures in the Condensed Consolidated Balance Sheet. Holders of the beneficial interests in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investment is paid exclusively from the convertible bonds held by the VIE. Assets held by these VIEs are currently reflected on the Condensed Consolidated Balance Sheet as a result of preexisting accounting guidance.

o Merrill Lynch is (or is likely to be deemed) the primary beneficiary of "maturity shortening transactions", in which the VIE serves to shorten the maturity of a fixed income security, and, at the maturity date of the VIE, Merrill Lynch has the obligation to repurchase some or all of the securities held by the VIE. Assets held by these VIEs are reported in Corporate debt and preferred stock. The beneficial interest holders in these VIEs have recourse to Merrill Lynch to the extent that the underlying assets that Merrill Lynch is required to repurchase have declined in value from the initial transaction date. Assets held by these VIEs are currently reflected on the Condensed Consolidated Balance Sheet as a result of preexisting accounting guidance.

o Merrill Lynch structures and manages collateralized debt and collateralized loan obligation (CDOs and CLOs, respectively) VIEs that hold financial assets, such as fixed income securities and loan receivables. These VIEs are used by investors to acquire an interest in a certain risk profile associated with a pool of assets. Merrill Lynch anticipates that it will be the primary beneficiary of certain of these VIEs and a significant variable interest holder in others. The beneficial interest holders of these VIEs do not have recourse to Merrill Lynch, but are paid solely from the assets in the VIEs.

o Merrill Lynch is the sponsor and guarantor of VIEs that provide a guarantee of principal to beneficial interest holders, thereby limiting investors' losses generated from the assets. In certain VIEs of this nature, Merrill Lynch will likely be considered the primary beneficiary. Investors in these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the investors' initial investment. The guarantees related to these funds are reflected in Note 10 to the Condensed Consolidated Financial Statements.

o Merrill Lynch has made loans to VIEs that invest in loan receivable assets and real estate, and as a result of these loan investments Merrill Lynch is (or is likely to be deemed) the primary beneficiary. These VIEs are primarily designed to provide temporary financing to clients. Assets held by these VIEs are (or are likely to be) recorded in Other assets and/or Loans, notes and mortgages in the Condensed Consolidated Balance Sheet. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investments are paid exclusively from the assets in the VIE.

o Merrill Lynch has entered into transactions with VIEs where Merrill Lynch is a derivative counterparty to a VIE that serves to synthetically expose investors to a specific credit risk. Merrill Lynch is (or is likely to be deemed) a significant variable interest holder in these VIEs.

o Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide foreign tax planning strategies to investors. Merrill Lynch is (or is likely to be deemed) a significant variable interest holder in these VIEs.

o Merrill Lynch has (or is likely to be deemed to have) a significant variable interest in municipal bond securitization QSPEs to which it provides liquidity and default facilities. Additional information on these programs is provided in the retained interest securitization disclosures above and in Note 10 to the Condensed Consolidated Financial Statements.

The below tables summarize Merrill Lynch's involvement with the VIEs listed above for the period after February 1, 2003. Where an entity is a significant variable interest holder, FIN 46 requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch's estimate of the actual losses that could result from adverse changes, nor does it reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

-----------------------------------------------------------------------------------------
                                               Post February 1, 2003 (adopted)
                                                        (in millions)
                                   ------------------------------------------------------
                                   Primary Beneficiary       Significant Variable Interest
                                                                            Holder
-----------------------------------------------------------------------------------------
                              Asset     Recourse to             Asset           Maximum
Description                   Size      Merrill Lynch(4)         Size          Exposure
-----------------------------------------------------------------------------------------
Convertible Bond Stripping    $351       None
Maturity Shortening           $266       $76
Loan and Real Estate VIEs     $ 84       None
Synthetic Credit Risk VIEs(1)                                   $1,196           $  112
Foreign Tax Planning VIEs(2)                                    $  354           $   31
Municipal Bond
Securitizations (3)                                             $4,800           $4,800
-----------------------------------------------------------------------------------------

(1) The maximum exposure for Synthetic Credit Risk VIEs is the asset carrying value of the derivatives entered into with the VIEs as of September 26, 2003.
(2) The maximum exposure for Foreign Tax Planning VIEs reflects the fair value of derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(3) The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch's potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overestimates Merrill Lynch's probability weighted exposure to these VIEs. In addition, Merrill Lynch enters into economic hedges that are designed to be effective in principally offsetting Merrill Lynch's exposure to loss.
(4) This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

As noted above, Merrill Lynch has not adopted FIN 46 for VIE transactions entered into prior to February 1, 2003. Merrill Lynch does not expect the fourth quarter adoption to have a material impact on the Consolidated Financial Statements. Based on the current requirements of FIN 46 and Merrill Lynch's best estimate of the impact of adoption, Merrill Lynch expects to be the primary beneficiary and therefore required to consolidate assets estimated to equal $2.8 billion, which would result an estimated increase of assets on the Consolidated Balance Sheet of $1.1 billion (based on September 26, 2003 values). In addition, Merrill Lynch expects to disclose as a significant variable interest holder its involvement with VIEs that hold an estimated $22.0 billion of assets.

--------------------------------------------------------------------------------
NOTE 6. LOANS, NOTES, AND MORTGAGES AND RELATED COMMITMENTS TO EXTEND CREDIT
--------------------------------------------------------------------------------

Loans, Notes, and Mortgages and related commitments to extend credit at September 26, 2003 and December 27, 2002, are presented below:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                      Loans                               Commitments
                                         --------------------------------      --------------------------------
                                         Sept. 26, 2003     Dec. 27, 2002       Sept. 26, 2003(1)  Dec. 27, 2002
----------------------------------------------------------------------------------------------------------------
Consumer and small and middle-market            $25,687           $22,638                $ 9,397         $ 7,687
business - secured
Commercial:
  Secured                                        12,857             7,966                  8,406           5,074
  Unsecured investment grade                      1,323             3,434                 14,201          10,882
  Unsecured non-investment grade                    503               697                    756             300
                                                -------           -------                -------         -------
Total                                           $40,370           $34,735                $32,760         $23,943
--------------------------------------- ------------------------------------------------------------------------
(1) See Note 10 for a maturity profile of these commitments.


The loan amounts are net of an allowance for loan losses of $274 million and $265 million as of September 26, 2003 and December 27, 2002, respectively.

Consumer and small and middle-market business loans consisted of approximately 190,000 individual loans at September 26, 2003 and included residential mortgages, home equity loans, small and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures, substantially all of which are secured by real and/or personal property. Commercial loans, which at September 26, 2003 consisted of approximately 6,000 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch's securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $4.4 billion and $3.8 billion at September 26, 2003 and December 27, 2002, respectively.

The above amounts include $5.8 billion and $6.2 billion of loans held for sale at September 26, 2003 and December 27, 2002, respectively. Loans held for sale are loans which management expects to sell prior to maturity. At September 26, 2003, such loans consisted of $4.3 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans, approximately 47% of which are to investment grade counterparties. At December 27, 2002, such loans consisted of $3.2 billion of consumer loans, primarily residential mortgages, and $3.0 billion of commercial loans, approximately 49% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 in the 2002 Annual Report.

--------------------------------------------------------------------------------
NOTE 7.  SHORT-TERM BORROWINGS AND DEPOSITS
--------------------------------------------------------------------------------

Short-term borrowings and Deposits at September 26, 2003 and December 27, 2002 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                   Sept. 26, 2003        Dec. 27, 2002
--------------------------------------------------------------------------------------

Commercial paper and other short-term
borrowings
    Commercial paper                                      $ 2,203              $ 3,966
    Other                                                     812                1,387
                                                          -------              -------
    Total                                                 $ 3,015              $ 5,353
                                                          -------              -------

Deposits
    U.S.                                                  $65,569              $68,550
    Non U.S.                                               13,743               13,292
                                                          -------              -------
   Total                                                  $79,312              $81,842
--------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
NOTE 8.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
------------------------------------------------------------------------------- -----------------------------
                                                           Three Months Ended             Nine Months Ended
                                                         --------------------          ----------------------
                                                         Sept. 26,   Sept. 27,         Sept. 26,     Sept. 27,
                                                             2003        2002              2003          2002
                                                         --------    --------          -------- -------------

Net Earnings                                               $1,039        $693            $2,745        $1,974
                                                           ------        ----            ------        ------
Other comprehensive income (loss), net of tax:
    Currency translation adjustment                            16          (5)               20           (29)
    Net unrealized gain (loss) on investment
         securities available-for-sale                        (35)        (50)               32           (14)
    Deferred gain (loss) on cash flow hedges                   13          (6)                7           (20)
                                                           ------        ----            ------        ------
    Total other comprehensive income (loss),                   (6)        (61)               59           (63)
      net of tax                                           ------        ----            ------        ------
Comprehensive income                                       $1,033        $632            $2,804        $1,911
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
--------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Nine Months Ended
                                                        ------------------------          --------------------------
                                                        Sept. 26,       Sept. 27,         Sept. 26,         Sept. 27,
                                                            2003            2002              2003              2002
                                                        --------        --------          --------          --------

Net Earnings                                            $  1,039        $    693          $  2,745          $  1,974
Preferred stock dividends                                      9              10                28                29
                                                        --------        --------          --------          --------
Net earnings applicable to common stockholders          $  1,030        $    683          $  2,717          $  1,945
                                                        --------        --------          --------          --------

--------------------------------------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares outstanding                      904,829         864,629           896,528           860,370
                                                        --------        --------          --------          --------
Effect of dilutive instruments(1) (2):
    Employee stock options                                37,512          21,917            27,249            33,038
    Financial Advisor Capital Accumulation
      Award Plan shares                                   24,158          23,083            22,167            24,080
    Restricted shares and units                           24,526          24,787            19,175            24,433
    Employee Stock Purchase Plan shares                       41              61                72                80
                                                        --------        --------          --------          --------
    Dilutive potential common shares                      86,237          69,848            68,663            81,631
                                                        --------        --------          --------          --------
Total weighted-average diluted shares                    991,066         934,477           965,191           942,001
                                                        --------        --------          --------          --------
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                            $1.14           $0.79             $3.03             $2.26
Diluted earnings per common share                          $1.04           $0.73             $2.81             $2.07
--------------------------------------------------------------------------------------------------------------------
(1)  During the 2003 and 2002 third quarter there were 78 million and 179 million instruments, respectively, that were considered antidilutive and not included in the above computations.
(2)  See Note 16 to the 2002 Annual Report for a description of these instruments.


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

Commitments

At September 26, 2003, Merrill Lynch's commitments had the following expirations:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                          Commitment expiration
                                                             ---------------------------------------------------
                                                             Less than
                                                  Total         1 year    1- 3 years   3+ - 5 years Over 5 years
----------------------------------------------------------------------------------------------------------------
Commitments to extend credit(1)                 $32,760        $14,623        $7,127         $6,757       $4,253
Partnership interests                               446            170           107             56          113
Other commitments                                 7,588          6,642           745             69          132
Operating leases                                  3,872            525           989            840        1,518
Resale agreements                                11,688         10,557           627            127          377
Repurchase agreements                             6,295          6,295             -              -            -
                                                -------        -------        ------         ------       ------
Total                                           $62,649        $38,812        $9,595         $7,849       $6,393
-----------------------------------------------------------------------------------------------------------------
(1) See Note 6 to the Condensed Consolidated Financial Statements and Note 14 in
    the 2002 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $474 million and $434 million at September 26, 2003 and December 27, 2002, respectively.

Merrill Lynch has entered into agreements with providers of market data, communications, and systems consulting services. Minimum fee commitments over the remaining life of these agreements aggregated $456 million and $527 million at September 26, 2003 and December 27, 2002, respectively. Merrill Lynch has entered into purchasing and other commitments totaling $7.0 billion and $1.4 billion at September 26, 2003 and December 27, 2002, respectively.

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

The leases with the limited partnership mature in 2005 and 2006, and each lease has a renewal term to 2008. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $325 million as of September 26, 2003. As of September 26, 2003, the carrying value of the liability on the Condensed Consolidated Financial Statements is $36 million. Merrill Lynch's residual value guarantee does not comprise more than half of the limited partnership's assets. Merrill Lynch had entered into a similar residual value guarantee with the previous SPEs; the maximum exposure under the previous guarantee was approximately $325 million as of December 27, 2002.

The limited partnership does not meet the definition of a variable interest entity as defined in FIN 46. Merrill Lynch does not have a partnership or other interest in the limited partnership. Accordingly, Merrill Lynch is not required to consolidate the limited partnership in its financial statements. The leases with the limited partnership are accounted for as operating leases.

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

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. The assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross collateralized pool. As of September 26, 2003, the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $19.8 billion and the maximum payout if the standby facilities are drawn was $14.6 billion.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of September 26, 2003, the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $3.5 billion; the maximum payout if an issuer defaults was $2.8 billion. As described in the preceding paragraph, the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch economically hedges its exposure though derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from assets sales beyond 75 - 90% of the current book value of the asset to which the guarantee pertains. As of September 26, 2003, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $553 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the acquisition cost of the assets.

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

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $241 million as collateral to secure these guarantees. In addition, standby letters of credit include $68 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal protected mutual funds and managed futures funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and either highly liquid risk-free assets or in-the-money put options purchased from AAA credit rated counterparties that when combined will result in the return of principal at the maturity date unless there is a significant market event. Merrill Lynch's maximum potential exposure to loss with respect to these guarantees is $723 million assuming that the funds are invested exclusively in other investments (i.e., the funds hold no risk-free assets or all of the put option counterparties default), and that those other investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch's exposure or expected loss at September 26, 2003. The carrying value for these guarantees at September 26, 2003 was $19 million, which includes a reserve for probable and estimable losses of $10 million and a $9 million liability recorded pursuant to FIN 45 for a newly created fund.

These guarantees and their expiration are summarized at September 26, 2003 as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                           Maximum
                                           Payout/     Less than        1 - 3       3+ - 5       Over 5     Carrying
                                          Notional        1 year        years        years        years        Value
--------------------------------------------------------------------------------------------------------------------
Derivative contracts(1)                 $  894,501      $321,374     $243,315     $192,361     $137,451      $19,788
Liquidity facilities with SPEs(2)           14,640        12,762        1,878            -            -            8
Liquidity and default facilities
   with SPEs                                 2,867         2,060          503            1          303            2
Residual value guarantees(3)(4)              1,767            64           58          357        1,288           36
Standby letters of credit and other
   performance  guarantees(5)                1,205           471          121          341          272           20
--------------------------------------------------------------------------------------------------------------------
(1) As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $3.1 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3) Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(4) Includes $843 million of reimbursement agreements with the Mortgage 100SM program.
(5) Marketable securities are posted as collateral.

See Note 14 in the 2002 Annual Report for additional information on guarantees.

--------------------------------------------------------------------------------
NOTE 11. EMPLOYEE INCENTIVE PLANS
--------------------------------------------------------------------------------

Stock-Based Compensation

Merrill Lynch accounts for stock-based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, rather than the fair value-based method in SFAS No. 123, Accounting for Stock-Based Compensation. Refer to Note 1 in the 2002 Annual Report for accounting policy. Merrill Lynch changed the vesting period for stock options from six months, for 2002 grants, to four years, for 2003 grants. For the nine-month periods ended September 26, 2003 and September 27, 2002, $581 million ($360 million after-tax) and $602 million ($373 million after-tax), respectively, of pre-tax compensation expense related to employee stock compensation awards was recorded in earnings. Compensation expense for stock options is not recognized since Merrill Lynch grants stock options that have no intrinsic value. Had Merrill Lynch adopted the provisions of SFAS No. 123 and accounted for all employee stock awards at fair value, Merrill Lynch would have recognized additional pre-tax compensation expense related to employee stock awards of $192 million ($119 million after-tax) and $1,170 million ($726 million after-tax), respectively, for the nine-month periods ended September 26, 2003 and September 27, 2002, respectively. This decrease reflects the change in vesting period. Pro forma net earnings and earnings per share are as follows:

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                  Nine Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                   Sept. 26, 2003    Sept. 27, 2002   Sept. 26, 2003    Sept. 27, 2002
                                                   --------------    --------------   --------------    --------------

Net Earnings, as reported                                  $1,039              $693           $2,745            $1,974
  Less: stock-based compensation determined
  under Black-Scholes method, net of taxes                    (42)             (132)            (119)             (726)
                                                           ------             -----           ------            ------
   Pro forma net earnings                                  $  997             $ 561           $2,626            $1,248
                                                           ------             -----           ------            ------

Earnings per share
  As reported:
        Basic                                              $ 1.14             $0.79           $ 3.03            $ 2.26
        Diluted                                              1.04              0.73             2.81              2.07
  Pro forma:
        Basic                                                1.09              0.64             2.90              1.42
        Diluted                                              1.00              0.58             2.69              1.29
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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At September 26, 2003, MLPF&S's regulatory net capital of $3,859 million was approximately 27.4% of ADI, and its regulatory net capital in excess of the minimum required was $3,577 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 26, 2003, MLI's financial resources were $5,657 million, exceeding the minimum requirement by $1,230 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 26, 2003, MLGSI's liquid capital of $2,755 million was 258% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,473 million.

Banking Regulation

Two of the subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA") and Merrill Lynch Bank & Trust Co. ("MLB&T"), are each subject to certain minimum aggregate capital requirements under applicable federal banking laws. Among other things, Part 325 of the FDIC Regulations establishes levels of Risk-Based Capital ("RBC") each institution must maintain and identifies the possible actions the federal supervisory agency may take if a bank does not maintain certain capital levels. RBC is defined as the ratios of (i) Tier I Capital or Total Capital to (ii) average assets or risk-weighted assets. The following table presents the actual capital ratios and amounts for MLBUSA and MLB&T at September 26, 2003 and December 27, 2002.

As shown below, MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for Tier I leverage -- 5%, Tier I capital -- 6% and Total capital -- 10%:

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                               Sept. 26, 2003                     Dec. 27, 2002
---------------------------------------------------------------------------------------------------------------------
                                                     Actual Ratio            Amount     Actual Ratio           Amount
                                                     ------------            ------     ------------           ------

Tier I leverage  (to average assets)
    MLBUSA                                                   6.22%           $4,488             5.35%          $3,740
    MLB&T                                                    5.50               882             5.42              848
Tier I capital   (to risk-weighted assets)
    MLBUSA                                                  12.08             4,488            11.48            3,740
    MLB&T                                                   20.05               882            20.53              848
Total capital (to risk-weighted assets)
    MLBUSA                                                  12.63             4,692            12.04            3,924
    MLB&T                                                   20.10               884            20.54              848
---------------------------------------------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of September 26, 2003, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 26, 2003 and September 27, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 2003 and September 27, 2002. These financial statements are the responsibility of Merrill Lynch's management.

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



/s/ Deloitte & Touche LLP
New York, New York
November 5, 2003

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

  The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors using the internet or other technology to provide financial services and diminishing margins in many mature products and services. Commercial and investment bank consolidations, which were made possible by the enactment of the Gramm-Leach-Bliley Act, have also increased the competition for investment banking business in part through the extension of credit in conjunction with investment banking and capital raising activities. In 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002, which is a broad overhaul of existing corporate and securities laws. In addition, various Federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and in many cases adopted sweeping changes to their established rules including rules in the areas of corporate governance, research analyst conflicts of interest and auditor independence. Changes pertaining to the role of research analysts in connection with investment banking and capital raising activities are affecting how financial services companies interact with their clients and may affect the cost structure for such activities. Outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both banks and investment firms on a consolidated and individual basis, especially in the areas of capital and risk management.

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


--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Global financial markets continued to improve during the third quarter 2003. Global equity markets recorded improved results during the quarter. The improvement in the economy and the sharp rise in equity markets have encouraged investors to realign their investments from bonds to stocks.

In a volatile quarter, long-term U.S. interest rates, as measured by the yield on the 10-year U.S.Treasury bond, reached a 14-month peak in mid-August at 4.6% and ended the quarter at 3.93%, up from 3.51% at the end of the second quarter of 2003. The U.S. Federal Reserve Bank kept the federal funds rate unchanged during the quarter at 1.00%.

Despite continued worries about the falling dollar, rising oil prices and the still-uncertain prospects for the economy and corporate earnings, all major U.S. indexes were up slightly this quarter. Although the Dow Jones Industrial Average increased by only 3.2% in the third quarter, it rose 22.2% from the end of the third quarter of 2002 and 11% during 2003. The NASDAQ Composite Index, dominated by large-cap technology stocks, fared better with gains of 10.1% during the quarter, and 52.5% from the 2002 third quarter. The Standard & Poor's 500 stock index rose 2.2% in the third quarter, and was up 22.2% from the year-ago quarter.

Global equity markets rose sharply for the second consecutive quarter. The Dow Jones World Index, excluding the United States, increased 8.9% in the third quarter of 2003 and 26.5% from the third quarter of 2002. In Europe, the dollar's renewed decline against the euro and weak growth prospects affected all major markets, as reflected by the modest 1.9% gain of the Dow Jones Stoxx 600 index of European blue chips. In Japan, with an annualized growth rate of 3.9% during the second quarter, the Nikkei 225 Stock Average Index reached a 15-month high during the month of September and ended the quarter with an overall gain of 12.5%. In Hong Kong, the Hang Seng Index increased 17.3% for the quarter. From Asia to Latin America, global emerging markets posted strong results during the quarter.

Global debt and equity underwriting increased 29% in the third quarter of 2003 from the comparable period of 2002, according to Thomson Financial Securities Data. In a marked shift from last year, stock underwriting started to rebound. Proceeds from global equity and equity-related issues nearly doubled in the third quarter 2003 to $101.7 billion compared to $51.7 billion in the year-ago period. The increased stock issuances helped raise total underwriting fees by 22% compared to the 2002 third quarter. The IPO business improved substantially with 21 IPOs in the third quarter 2003 compared to 10 IPOs in the year-ago quarter, according to Thomson Financial Securities Data.

Despite a strong start in early July, mergers and acquisition activity lost momentum by the end of the third quarter, with a noticeable slowdown outside the United States. According to Thomson Financial Securities Data, the value of global announced deals in the third quarter of 2003 was $278 billion, down 6% from $296 billion in the comparable period of 2002. In the United States, although activity improved on a sequential quarter basis, the value of announced deals in the 2003 third quarter was down 16% from the year-ago level.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                         For the Three Months Ended            For the Nine Months Ended
                                                        ----------------------------         ----------------------------
                                                        Sept. 26,           Sept. 27,        Sept. 26,           Sept. 27,
(dollars in millions, except per share amounts)             2003                2002             2003                2002
                                                        --------            --------         --------            --------
Net Revenues
      Asset management and portfolio service fees       $  1,184            $  1,217         $  3,465            $  3,808
      Commissions                                          1,120               1,125            3,233               3,579
      Principal transactions                                 705                 377            2,815               1,982
      Investment banking
        Underwriting                                         545                 329            1,478               1,296
        Strategic advisory                                   133                 163              391                 540
      Other                                                  300                 165              776                 603
                                                        --------            --------         --------            --------
     Subtotal                                              3,987               3,376           12,158              11,808

  Interest and dividend revenues                           2,873               3,484            8,922               9,966
  Less interest expense                                    1,794               2,498            5,841               7,371
                                                        --------            --------         --------            --------
     Net interest profit                                   1,079                 986            3,081               2,595
                                                        --------            --------         --------            --------

Total Net Revenues                                         5,066               4,362           15,239              14,403
                                                        --------            --------         --------            --------
Non-interest expenses:
      Compensation and benefits                            2,393               2,228            7,567               7,443
      Communications and technology                          352                 421            1,112               1,307
      Occupancy and related depreciation                     226                 218              663                 684
      Brokerage, clearing, and exchange fees                 188                 182              527                 552
      Advertising and market development                      89                 125              323                 426
      Professional fees                                      146                 135              430                 397
      Office supplies and postage                             46                  62              154                 196
      Other                                                  138                 130              548                 466
      Net recoveries related to September 11                 (21)               (191)             (82)               (191)
      Restructuring-related credit                             -                  (2)               -                  (2)
      Research-related expenses                                -                   -                -                 111
                                                        --------            --------         --------            --------
Total non-interest expenses                                3,557               3,308           11,242              11,389
                                                        --------            --------         --------            --------

Earnings before income taxes and dividends on
  preferred securities issued by subsidiaries           $  1,509            $  1,054         $  3,997            $  3,014
                                                        ========            ========         ========            ========
Net earnings                                            $  1,039            $    693         $  2,745            $  1,974
                                                        ========            ========         ========            ========
Earnings per common share:
    Basic                                               $   1.14            $   0.79         $   3.03            $   2.26
    Diluted                                                 1.04                0.73             2.81                2.07
Annualized return on average common
   stockholders' equity                                     16.5 %              12.7 %           15.2 %              12.5 %
Pre-tax profit margin                                       29.8                24.2             26.2                20.9
-------------------------------------------------------------------------------------------------------------------------

Quarterly Results of Operations

Merrill Lynch's net earnings were $1.039 billion for the 2003 third quarter, 50% higher than the $693 million reported in the third quarter of 2002. Earnings per common share were $1.14 basic and $1.04 diluted, compared with $0.79 basic and $0.73 diluted in the 2002 third quarter. The third quarter pre-tax margin rose to 29.8%, up from 24.2% in the prior-year quarter. Third quarter 2003 net earnings include $13 million, $0.01 per diluted share, ($21 million pre-tax) attributable to a September 11-related net insurance recovery. Third quarter 2002 net earnings included $115 million, $0.12 per diluted share ($193 million pre-tax) related primarily to September 11-related net recoveries.

Net revenues were $5.1 billion in the third quarter of 2003, 16% higher than the 2002 third quarter. Asset management and portfolio service fees were $1.2 billion, down 3% from the third quarter of 2002 largely as a result of a reduction in portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values. Commission revenues were $1.1 billion, essentially unchanged from the 2002 third quarter. Principal transactions revenues increased 87% from the third quarter of 2002 to $705 million, due principally to increased debt and equity markets trading revenues. Underwriting revenues were $545 million, 66% higher than the 2002 third quarter, reflecting higher levels of equity underwriting revenues, which are reflected in GMI underwriting revenues and GPC principal transactions and new issue revenues. Strategic advisory revenues declined 18% to $133 million from the 2002 third quarter due to reduced market activity levels and lower market share. Other revenues were $300 million, 82% higher than the 2002 third quarter due to increased revenues from investments and sales of mortgages. Net interest profit was $1.1 billion, up 9% from the 2002 third quarter due primarily to a more favorable yield curve environment.

Compensation and benefits expenses were 47.2% of net revenues for the third quarter of 2003, compared to 51.1% in the year-ago quarter. Compensation and benefits expenses of $2.4 billion in the third quarter of 2003 increased 7% from the 2002 third quarter due primarily to higher incentive compensation accruals reflecting increased net revenues.

Non-compensation expenses were $1.2 billion in the third quarter of 2003, an increase of 8% from the 2002 third quarter (a decline of 7% excluding September 11-related net recoveries and the restructuring-related credit in the third quarter of 2002). Communications and technology costs were $352 million, down 16% from the third quarter of 2002 due primarily to reduced communications costs and lower technology equipment depreciation and rental costs. Occupancy and related depreciation expense was up 4% in the 2003 third quarter compared to the year ago period. As a result of eliminating certain excess capacity, these expenses are expected to increase in the fourth quarter of 2003. Advertising and market development expenses were $89 million, down 29% from the third quarter of 2002 due primarily to lower advertising and sales promotion expenses. Office supplies and postage expenses were $46 million in the 2003 third quarter, a 26% decrease from the year-ago quarter, due to efficiency initiatives.

The September 11-related net recovery in the third quarter of 2003 includes a partial pre-tax insurance reimbursement of $25 million, offset by September 11-related costs of $4 million. The insurance reimbursement represents a partial business interruption settlement for GMI and is recorded as a reduction of expenses in that segment. The costs were recorded in the Corporate segment. Third quarter 2002 net earnings includes $191 million of September 11-related net recoveries. The net recoveries include partial business interruption settlements for GMI and GPC of $50 million and $25 million, respectively, which were recorded as a reduction of non-interest expenses. The Corporate segment includes $116 million of net insurance recoveries for a portion of the replacement and recovery costs.

Year-to-date Results of Operations

For the first nine months of 2003, net earnings were $2.7 billion, up 39% from $2.0 billion for the corresponding period in 2002, as net revenues increased 6%, to $15.2 billion. Compensation and benefits expenses for the first nine months of 2003 increased 2% from the year-ago period, to $7.6 billion as higher earnings-related compensation was partially offset by lower staffing levels. Non-compensation expenses totaled $3.7 billion for the first nine months of 2003, a decline of 7% from the year-ago period. This decrease reflects the results of the 2001 restructuring program and continued operating discipline in managing costs. Year-to-date earnings per common share were $3.03 basic and $2.81 diluted, compared with $2.26 basic and $2.07 diluted in the first nine months of 2002. The pre-tax profit margin for the first nine months of 2003 was 26.2%, up from 20.9% in the year-ago period. Annualized return on average common stockholder's equity was 15.2% for the first nine months of 2003 compared to 12.5% for the comparable period in 2002.

Year-to-date 2003 net earnings include $49 million, $0.05 per diluted share, ($82 million pre-tax) attributable to September 11-related net insurance recoveries. Year-to-date 2002 net earnings included $114 million, ($191 million pre-tax) of September 11-related net recoveries, $78 million ($111 million pre-tax) of research-related expenses and a $1 million ($2 million pre-tax) restructuring-related credit. The net result of these items increased diluted earnings per share by $.04 for the first nine months of 2002. The 2002 year-to-date pre-tax profit margin was 20.4% excluding these items.

Merrill Lynch's year-to-date effective tax rate was 27.7%. The full year 2002 effective tax rate was 28.0%.


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

--------------------------------------------------------------------------------
  GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

  GMI's Results of Operations
-----------------------------------------------------------------------------------------------------------
                                        For the Three Months Ended           For the Nine Months Ended
                                   ------------------------------------------------------------------------
                                    Sept. 26,    Sept. 27,    % Inc.      Sept. 26,     Sept. 27,    % Inc.
(dollars in millions)                   2003         2002      (Dec.)         2003          2002      (Dec.)
-----------------------------------------------------------------------------------------------------------

Commissions                         $    469     $    515         (9)     $  1,456      $  1,587         (8)
Principal transactions and
    net interest profit                1,286          856         50         4,369         2,908         50
Investment banking                       555          428         30         1,517         1,643         (8)
Other revenues                           176          123         43           492           480          3
                                    --------     --------                 --------      --------
    Total net revenues                 2,486        1,922         29         7,834         6,618         18
                                    --------     --------                 --------      --------
Non-interest expenses                  1,464        1,378          6         4,906         4,786          3
                                    --------     --------                 --------      --------
Pre-tax earnings                    $  1,022     $    544         88      $  2,928      $  1,832         60
                                    --------     --------                 --------      --------
Pre-tax profit margin                   41.1 %       28.3 %                   37.4  %       27.7 %
-----------------------------------------------------------------------------------------------------------


GMI achieved a strong year-over-year growth in net revenues and pre-tax earnings and set a record pre-tax profit margin for the second consecutive quarter. In debt markets, GMI experienced strong growth in credit products, principal investments and foreign exchange, as well as solid results in interest rate trading. Net revenues in GMI's equity business improved across all components of equity trading, origination and financing activities. Geographically, the Pacific Rim debt business and the European and Pacific Rim equity businesses contributed strongly to the year-over-year revenue increase.

GMI net revenues were $2.5 billion in the 2003 third quarter, an increase of 29% from the year-ago quarter. Pre-tax earnings increased 88% from the third quarter of 2002, to $1.0 billion. GMI's 2003 and 2002 third quarter results included September 11-related partial pre-tax insurance reimbursements, which were recorded as reductions of non-interest expenses, of $25 million and $50 million, respectively. GMI's pre-tax profit margin was 41.1%, up from 28.3% in the third quarter of 2002. Excluding the insurance recoveries, GMI's pre-tax profit margins were 40.1% and 25.7% in the 2003 and 2002 third quarter, respectively. Total non-interest expenses were $1.5 billion during the 2003 third quarter, up from $1.4 billion in the year-ago period, due primarily to higher incentive compensation accruals associated with increased net revenues.

For the first nine months of 2003, GMI pre-tax earnings were $2.9 billion, up 60% from the prior year period, on net revenues that rose 18%, to $7.8 billion. The year-to-date pre-tax profit margin increased to 37.4%, compared with 27.7% in the same period last year. Excluding the $100 million of insurance recoveries, GMI's year-to-date 2003 pre-tax earnings were $2.8 billion and the pre-tax profit margin was 36.1%. Year-to-date 2002 pre-tax earnings and pre-tax profit margin, excluding the $50 million of insurance recoveries, were $1.8 billion and 26.9%, respectively.

Client Facilitation and Trading
Commissions
Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments and options.

Commission revenues in the third quarter of 2003 decreased 9% compared to the year-ago quarter, to $469 million, primarily as a result of a global decline in equity trading volumes. Year-to-date commissions revenues decreased 8% compared to the first nine months of 2002, to $1.5 billion.

Principal transactions and net interest profit
------------------------------------------------------------------------------------------------------------------
                                        For the Three Months Ended                   For the Nine Months Ended
                                    ----------------------------------          ---------------------------------
                                    Sept. 26,      Sept. 27,                     Sept. 26,      Sept. 27,
(dollars in millions)                   2003           2002     % Inc.               2003           2002    % Inc.
------------------------------------------------------------------------------------------------------------------

Debt and debt derivatives           $    981          $ 771         27            $ 3,585        $ 2,317        55
Equities and equity derivatives          305             85        259                784            591        33
                                    --------          -----                       -------        -------
Total                               $  1,286          $ 856         50            $ 4,369        $ 2,908        50
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

  In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net trading revenues were $1.3 billion in the third quarter of 2003, up 50% from $856 million in the third quarter of 2002. Debt and debt derivatives net trading revenues were $981 million, up 27% from the third quarter of 2002, reflecting increased trading of interest rate and credit products due to a favorable yield curve environment and proprietary positioning. Equities and equity derivatives net trading revenues increased 259% from the third quarter of 2002 to $305 million, due to higher equity trading revenues resulting from the improvement in equity market conditions.

  Principal transactions revenues for the third quarter of 2003 includes $71 million of net revenue related to a privately-held equity investment held by a Merrill Lynch broker-dealer which has been adjusted to fair market value by utilizing a discounted cash flow method.

  On a year-to-date basis, net trading revenues increased 50% from the first nine months of 2002, to $4.4 billion, consisting of increases of 55% in debt and debt derivatives revenues and 33% in equities and equity derivatives revenues.


  Investment Banking

---------------------------------------------------------------------------------------------------------------
                              For the Three Months Ended                    For the Nine Months Ended
                              --------------------------                    --------------------------
                               Sept. 26,        Sept. 27,     % Inc.        Sept. 26,         Sept. 27,   %Inc.
(dollars in millions)              2003             2002       (Dec.)           2003              2002    (Dec.)
---------------------------------------------------------------------------------------------------------------

Debt underwriting                 $ 190            $ 168          13          $  595            $  462       29
Equity underwriting                 232               97         139             531               641      (17)
                                  -----            -----                      ------            ------
  Total underwriting                422              265          59           1,126             1,103        2
Strategic advisory services         133              163         (18)            391               540      (28)
                                  -----            -----                     -------            ------
Total                             $ 555            $ 428          30         $ 1,517            $1,643       (8)
---------------------------------------------------------------------------------------------------------------

  Underwriting
  ------------
  Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

  Underwriting revenues in the 2003 third quarter were $422 million, up 59% from the $265 million recorded in the third quarter of 2002, due principally to increased equity underwriting revenues resulting from a higher volume of transactions. Merrill Lynch ranked fourth in global debt and sixth in global equity and equity-linked underwriting in the third quarter of 2003 with a 8.0% and 7.5% market share, respectively. Merrill Lynch's debt underwriting focus has shifted toward higher margin businesses and away from the achievement of aggregate market share goals; however, debt transactions are highly competitive and not all transactions are profitable.

  Year-to-date underwriting revenues were $1.1 billion, up 2% from the first nine months of 2002, as a 29% increase in debt underwriting revenues was substantially offset by a 17% decrease in equity underwriting revenues. Merrill Lynch's underwriting market share information based on transaction value follows:

----------------------------------------------------------------------------------------
                                                 For the Three Months Ended
                                       -------------------------------------------------
                                       Sept. 26, 2003                  Sept. 27, 2002
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------
Global proceeds
    Debt and Equity                       7.9%        3                   7.5%         3
    Debt                                  8.0         4                   7.6          3
    Equity and equity-linked              7.5         6                   5.9          5
U.S. proceeds
    Debt and Equity                       9.5%        4                   9.0%         3
    Debt                                  9.7         4                   9.1          3
    Equity and equity-linked              6.6         5                   7.8          6
----------------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.


----------------------------------------------------------------------------------------
                                                  For the Nine Months Ended
                                       -------------------------------------------------
                                        Sept. 26, 2003                   Sept. 27, 2002
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------
Global proceeds
    Debt and Equity                       7.2%        3                   8.4%         2
    Debt                                  7.1         3                   8.2          2
    Equity and equity-linked              7.7         5                  10.7          3
U.S. proceeds
    Debt and Equity                       9.0%        4                  10.5%         2
    Debt                                  8.9         3                  10.2          2
    Equity and equity-linked             10.3         5                  16.3          3
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $133 million in the third quarter of 2003, down 18% from the third quarter of 2002 as industry-wide completed mergers and acquisitions activity continued to contract and market share globally declined. Year-to-date strategic advisory services revenues similarly decreased from the year-ago period by 28%, to $391 million. Merrill Lynch's merger and acquisition market share information based on transaction value is as follows:

----------------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                        ------------------------------------------------
                                        Sept. 26, 2003                    Sept. 27, 2002
                                        ---------------                   --------------
                                        Market                            Market
                                         Share     Rank                    Share    Rank
----------------------------------------------------------------------------------------

Completed transactions
     Global                               21.3 %      4                   23.7 %       3
     U.S.                                  9.2        8                   40.9         2
Announced transactions
     Global                               13.1 %      7                   13.7 %       4
     U.S.                                 12.5        6                   15.8         5

----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.


----------------------------------------------------------------------------------------
                                                  For the Nine Months Ended
                                        ------------------------------------------------
                                        Sept. 26, 2003                    Sept. 27, 2002
                                        ---------------                   --------------
                                        Market                            Market
                                         Share     Rank                    Share    Rank
----------------------------------------------------------------------------------------
Completed transactions
     Global                               15.7 %      6                   21.8 %       3
     U.S.                                 14.1        6                   26.0         4
Announced transactions
     Global                               15.0 %      4                   14.6 %       4
     U.S.                                 15.5        6                   12.7         8

----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
  Other revenues, which include realized investment gains and losses, equity income from unconsolidated subsidiaries and distributions on equity investments, were $176 million in the third quarter of 2003 compared to $123 million in the year-ago quarter.

  During the third quarter of 2003, GMI's Other revenues includes a write-down of $114 million related to certain available-for-sale securities that were considered to be impaired on an other than temporary basis. In addition, 2003 third quarter Other revenues includes approximately $110 million in net revenues related to equity method investments.

  Year-to-date other revenues were $492 million, up from $480 million in the year-ago period. Included in the year-to-date 2002 other revenues was a $45 million pre-tax gain on the sale of the Securities Pricing Services business.

  For additional information on GMI's segment results, refer to Note 3 to the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
GLOBAL PRIVATE CLIENT
--------------------------------------------------------------------------------

GPC's Results of Operations

-----------------------------------------------------------------------------------------------------------------------
                                     For the Three Months Ended                     For the Nine Months Ended
                                   --------------------------------               -------------------------------
                                      Sept. 26,        Sept. 27,    % Inc.           Sept. 26,       Sept. 27,    % Inc.
(dollars in millions)                     2003             2002      (Dec.)              2003            2002      (Dec.)
-----------------------------------------------------------------------------------------------------------------------

Asset management and
     portfolio service fees           $    855         $    879         (3)          $  2,500        $  2,728        (8)
Commissions                                624              581          7              1,703           1,900       (10)
Principal transactions and
     new issue revenues                    340              242         40                991             874        13
Net interest profit                        350              323          8              1,004           1,015        (1)
Other revenues                             139               60        132                338             134       152
                                      --------         --------                      --------        --------
     Total net revenues                  2,308            2,085         11              6,536           6,651        (2)
                                      --------         --------                      --------        --------
Non-interest expenses                    1,842            1,768          4              5,465           5,719        (4)
                                      --------         --------                      --------        --------
Pre-tax earnings                      $    466         $    317         47           $  1,071        $    932        15
                                      --------         --------                      --------        --------
Pre-tax profit margin                     20.2 %           15.2 %                        16.4 %          14.0 %
-----------------------------------------------------------------------------------------------------------------------


GPC's third quarter 2003 pre-tax earnings were $466 million, up 47% from the 2002 third quarter. Excluding a $25 million September 11-related insurance recovery, and a $2 million restructuring-related net credit, which were recorded in the 2002 third quarter, GPC pre-tax earnings increased 61% from the year-ago quarter. Net revenues increased 11% from the 2002 third quarter to $2.3 billion. The net revenues and pre-tax earnings growth from the prior-year quarter reflected increased client transaction activity, higher demand for fee-based services and credit products and continued operating discipline. GPC's pre-tax margin was 20.2%, up five percentage points from the year-ago quarter.

GPC's year-to-date net revenues were $6.5 billion, down 2% from the corresponding period of 2002. Pre-tax earnings were $1.1 billion, up 15% from the first nine months of 2002. GPC's year-to-date pre-tax margin was 16.4%, up from 14.0% in the year-ago period (13.6 % excluding the insurance recovery and restructuring-related credit in 2002).

GPC employed approximately 13,400 Financial Advisors at the end of the 2003 third quarter, down from 14,600 at the end of the 2002 third quarter but up from 13,300 at the end of the 2003 second quarter.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R). Also included are servicing fees related to these accounts, and certain other account-related fees.

Asset management and portfolio service fees totaled $855 million, down 3% from the $879 million recorded in the third quarter of 2002. On a year-to-date basis, asset management and portfolio service fees totaled $2.5 billion, down 8% from the year-ago period. These declines result primarily from lower portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values.

Commissions
Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commission revenues increased 7% to $624 million in the third quarter of 2003 from $581 million in the third quarter of 2002, due primarily to increased transaction volumes related to mutual funds and equities. Commission revenues for the first nine months of 2003 were $1.7 billion, 10% lower than the corresponding period of 2002 due primarily to lower transaction volumes.

Principal transactions and new issue revenues
GPC's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products. GPC does not take any significant principal trading risk positions.

Principal transactions and new issue revenues were $340 million, 40% higher than the 2002 third quarter due to an increase in equity new issue revenues. Year-to-date revenues were $991 million, up 13% from the year year-ago period.

An analysis of changes in assets in GPC accounts from September 27, 2002 to September 26, 2003 is detailed below:

-----------------------------------------------------------------------------------------------------
                                                            Net Changes Due To
                                                 -----------------------------------------
                                         Sept. 27,         New           Asset               Sept. 26,
(dollars in billions)                        2002        Money    Appreciation   Other(1)        2003
-----------------------------------------------------------------------------------------------------
Assets in GPC accounts
    U.S.                                   $  997           $9             $87       $ -       $1,093
    Non U.S.                                   87            -               7        (2)          92
                                           ----------------------------------------------------------
    Total                                  $1,084           $9             $94       $(2)      $1,185
-----------------------------------------------------------------------------------------------------
(1) Represents accounts related to the sale of Japan's call center business.

Total assets in GPC accounts in the United States were $1.1 trillion at September 26, 2003 up from $1.0 trillion at the end of the 2002 third quarter as a result of market-driven increases in asset values and net new money of $9 billion. Outside the United States, client assets were $92 billion, up from $87 billion at the end of the year-ago quarter. Total assets in asset-priced accounts were $206 billion at the end of the 2003 third quarter, up 16% from $177 billion at the end of the 2002 third quarter.

Net interest profit
Net interest profit for GPC includes GPC's allocation of the interest spread earned in Merrill Lynch's banks for deposits as well as interest earned on margin and other loans.

Net interest profit was $350 million in the 2003 third quarter, up 8% from $323 million in the third quarter of 2002. Net interest profit for the first nine months of 2003 was $1.0 billion, essentially unchanged from the comparable period of 2002.

Other revenues
Other revenues were $139 million in the third quarter of 2003, compared to $60 million in the year-ago period. Other revenues for the first nine months of 2003 increased to $338 million from $134 million in the same period in 2002. These increases are due primarily to increased realized gains related to sales of mortgages.

For additional information on GPC's segment results, refer to Note 3 to the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM's Results of Operations
------------------------------------------------------------------------------------------------------------------------
                                     For the Three Months Ended                     For the Nine Months Ended
                                     ---------------------------                    --------------------------
                                     Sept. 26,          Sept. 27,                   Sept. 26,         Sept. 27,
(dollars in millions)                    2003               2002   % (Dec.)           2003              2002   % (Dec.)
------------------------------------------------------------------------------------------------------------------------

Asset management fees                $    323           $    332        (3)         $    932          $  1,054       (12)
Commissions                                33                 40       (18)              100               145       (31)
Other revenues                             (4)               (12)      (67)              (13)               13      (200)
                                     --------           --------                    --------          --------
     Total net revenues                   352                360        (2)            1,019             1,212       (16)
Non-interest expenses                     275                293        (6)              830               943       (12)
                                     --------           --------                    --------          --------
Pre-tax earnings                     $     77           $     67        15          $    189          $    269       (30)
                                     --------           --------                    --------          --------
Pre-tax profit margin                    21.9 %             18.6 %                      18.5 %            22.2 %
------------------------------------------------------------------------------------------------------------------------


MLIM continued to demonstrate superior relative investment performance for the 1-, 3- and 5-year periods ended September 2003. For each of these periods, more than 70% of MLIM's global assets under management were ahead of their benchmark or category median.

MLIM's pre-tax earnings in the 2003 third quarter were $77 million, up 15% from $67 million in the 2002 third quarter on net revenues that were essentially unchanged from the year ago period at $352 million. Non-interest expenses declined 6% from the year ago period, to $275 million primarily reflecting reduced litigation expenses. Continued resolution of litigation issues will likely impact MLIM's future results. Net revenues are dependent on levels of assets under management, and, accordingly, are correlated to equity market valuations. The pre-tax margin was 21.9% in the third quarter of 2003 compared to 18.6% in the year-ago quarter.

Year-to-date, MLIM's pre-tax earnings were $189 million, 30% lower than for the first nine months of 2002 on net revenues that were 16% lower at $1.0 billion. MLIM's year-to-date pre-tax margin was 18.5%, compared with 22.2% for the same period last year.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds as well as performance fees earned by MLIM on separately managed accounts. Asset management fees were $323 million, down slightly from $332 million in the third quarter of 2002. On a year-to-date basis, asset management fees decreased 12% to $932 million. At the end of the third quarter of 2003, assets under management totaled $473 billion, an increase of 5% from $452 billion at the end of the third quarter of 2002 due primarily to higher market values, partially offset by net new money outflows of $6 billion.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). As a result of lower transaction volumes and the impact of lower market values, commissions decreased 18% to $33 million in the 2003 third quarter from the year-ago quarter. Year-to-date commissions decreased 31%, to $100 million.

An analysis of changes in assets under management from September 27, 2002 to September 26, 2003 is as follows:

-----------------------------------------------------------------------------------------------------------
                                                            Net Changes Due To
                                              ---------------------------------------------
                                      Sept. 27,          New             Asset                     Sept. 26,
(dollars in billions)                     2002         Money      Appreciation     Other (1)           2003
-----------------------------------------------------------------------------------------------------------
Assets under management                   $452        $(6)              $28          $(1)              $473
------------------------------------------------------------------------------------------------------------
(1) Includes reinvested dividends, the impact of foreign exchange movements, net outflows of retail money market funds and other changes.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $(4) million and $(12) million for the third quarter of 2003 and 2002, respectively. Other revenues in the first nine months of 2003 totaled $(13) million and included the write-down of certain assets. Other revenues for the first nine months of 2002 were $13 million and included a $17 million pre-tax gain on the sale of the Canadian retail asset management business.

For additional information on MLIM's segment results, refer to Note 3 to the Condensed Consolidated Financial Statements.


--------------------------------------------------------------------------------
AVERAGE ASSETS AND LIABILITIES
--------------------------------------------------------------------------------


Management continually monitors and evaluates the level and composition of the balance sheet.

For the first nine months of 2003, average total assets were $513 billion, up 9% from $469 billion for the full-year 2002. Average total liabilities increased 9% to $486 billion from $445 billion for the full-year 2002. Average total assets and liabilities for the first nine months of 2003 include the following changes as compared to the full-year 2002:

-----------------------------------------------------------------------------------------
                                                                Increase/
(dollars in millions)                                          (Decrease)          Change
-----------------------------------------------------------------------------------------
AVERAGE ASSETS
 Trading assets                                                     $19,704           17%
 Receivables under resale agreements                                 10,220           14
 Loans, notes and mortgages (net)                                    10,219           36


AVERAGE LIABILITIES
 Payables under repurchase agreements                               $16,432           15%
 Trading liabilities                                                 14,685           18
-----------------------------------------------------------------------------------------

Loans, notes and mortgages were up substantially from 2002 due to increased mortgage and small and middle market business loan originations by Merrill Lynch Bank USA and its subsidiaries. Additionally, securities financing transactions rose primarily due to increased inventory financing.

Average total assets during the third quarter of 2003 were $531 billion, $45 billion higher than at the end of the third quarter principally due to higher levels of securities financing transactions, and increases in other receivables primarily from failed securities transactions that were prevalent in the U.S. Government securities and mortgage markets.

--------------------------------------------------------------------------------
OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
--------------------------------------------------------------------------------

As a part of its normal operating strategy, Merrill Lynch enters into various contractual obligations, contingent liabilities and commitments, which may require future payments. The table below outlines the significant contractual obligations, contingent liabilities, and commitments, as well as the future expiration as of September 26, 2003:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                             Commitment expiration
                                          ----------------------------------------------------------------------
                                                             Less than          1 - 3         3+ - 5      Over 5
                                                  Total         1 year          years          years       years
----------------------------------------------------------------------------------------------------------------
Total commitments (Note 10)                     $62,649        $38,812        $ 9,595        $ 7,849     $ 6,393
Long-term borrowings                             80,706         18,701         24,510         16,956      20,539
Short-term borrowings                             3,015          3,015              -              -           -
Contractual agreements(1)                        45,198         10,204          9,059          7,385      18,550
Liquidity and facilities with SPEs(2)            14,640         12,762          1,878              -           -
Liquidity and default facilities with
SPEs                                              2,867          2,060            503              1         303
Residual value guarantees(3) (4)                  1,767             64             58            357       1,288
Standby letters of credit and other
performance guarantees                            1,205            471            121            341         272
----------------------------------------------------------------------------------------------------------------
(1) Represents the liability balance of contractual agreements at September 26,
    2003.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(3) Includes residual value guarantees associated with the
    Hopewell campus and aircraft leases of $325 million.
(4) Includes $843 million of reimbursement agreements with the Mortgage 100SM program.

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

Capital Adequacy

At September 26, 2003, Merrill Lynch's equity capital was comprised of $25.7 billion in common equity, $425 million in preferred stock, and $2.7 billion of preferred securities issued by subsidiaries. Preferred securities issued by subsidiaries are Trust Originated Preferred SecuritiesSM ("TOPrS"SM). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $28.7 billion is adequate.

Funding

Commercial paper outstanding totaled $2.2 billion at September 26, 2003 and $4.0 billion at December 27, 2002, which was approximately 3% and 5% of total unsecured borrowings at September 26, 2003 and year-end 2002, respectively. Deposits at Merrill Lynch's banking subsidiaries totaled $79.3 billion at September 26, 2003, down from $81.8 billion at year-end 2002. Of the $79.3 billion of deposits in Merrill Lynch banking subsidiaries as of September 26, 2003, $65.6 billion were in U.S. banks. Outstanding long-term borrowings increased to $80.7 billion at September 26, 2003 from $78.5 billion at December 27, 2002. Major components of the change in long-term borrowings during the first nine months of 2003 are as follows:

(dollars in billions)
-------------------------------------------------------
Balance at December 27, 2002                      $78.5
Issuances                                          22.0
Maturities                                        (20.9)
Other, net                                          1.1
                                                  -----
Balance at September 26, 2003 (1)                 $80.7
-------------------------------------------------------
(1) At September 26, 2003, $62.0 billion of long-term
    borrowings had maturity dates beyond one year.

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

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations, asset-backed securities and other instruments of high credit quality that is funded with debt with an average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $14.3 billion and $12.6 billion at September 26, 2003 and December 27, 2002, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available as a source of funds during a liquidity event.

Merrill Lynch also maintained a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at September 26, 2003 and $3.5 billion at December 27, 2002 and was not drawn upon. On May 8, 2003, Merrill Lynch renewed the bank credit facility in the amount of $3.0 billion for 364 days. Merrill Lynch elected to reduce the amount of the facility considering the company's funding profile and the availability of the liquidity portfolio of segregated securities that may be sold or pledged to provide immediate liquidity.

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

Merrill Lynch's senior long-term debt, preferred stock, and TOPrSSM were rated by several recognized credit rating agencies at November 4, 2003 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable.

--------------------------------------------------------------------------------------------------------------
                                                                                  Preferred           TOPrSSM
Rating Agency                                         Senior Debt Ratings       Stock Ratings         Ratings
--------------------------------------------------------------------------------------------------------------

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at September 26, 2003 and December 27, 2002 as well as daily average VaR for the three months ended September 26, 2003 and June 27, 2003. Additionally, high and low VaR for the third quarter of 2003 is presented independently for each risk category and overall.

------------------------------------------------------------------------------------------------------------------
                                                                                                Daily       Daily
                                             Sept. 26,    Dec. 27,       High          Low     Average     Average
(dollars in millions)                            2003        2002        3Q03         3Q03        3Q03        2Q03
------------------------------------------------------------------------------------------------------------------
Trading value-at-risk(1)
      Interest rate and credit spread            $ 50        $ 42        $ 81         $ 45        $ 59        $ 52
      Equity                                       34          36          38           18          29          29
      Commodity                                     2           -           4            -           2           -
      Currency                                      3           3           9            -           2           2
      Volatility                                   22          19          39           21          30          24
                                                ------------------------------------------------------------------
                                                  111         100                                  122         107
      Diversification benefit                     (58)        (48)                                 (63)        (48)
                                                 ----------------                                 ----------------
      Overall(2)                                 $ 53        $ 52        $ 78         $ 44        $ 59        $ 59
                                                 ================                                 ================
------------------------------------------------------------------------------------------------------------------
(1)   Based on a 95% confidence level and a one-week holding period.
(2)   Overall VaR using a 95% confidence level and a one-day holding period was
      $27 million at September 26, 2003 and $25 million at year-end 2002.

The following table presents Merrill Lynch's VaR for its non-trading portfolios (including Merrill Lynch's U.S. banks and Merrill Lynch's LYONS(R) ):

--------------------------------------------------------------------------
                                            Sept. 26,              Dec. 27,
(dollars in millions)                           2003                  2002
--------------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread          $  93                  $ 89
      Equity                                      28                    27
      Currency                                     6                     3
      Volatility                                  17                    13
                                               -----                  ----
                                                 144                   132
      Diversification benefit                    (38)                  (42)
                                               -----                  ----
Overall                                        $ 106                  $ 90
                                               =====                  ====
--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $9.8 billion of collateral) of trading derivatives in a gain position by maturity at September 26, 2003. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
-----------------------------------------------------------------------------------------

                                Years to Maturity                   Cross-
Credit             -------------------------------------------------Maturity
Rating(1)              0-3        3+- 5       5+- 7       Over 7    Netting(2)      Total
-----------------------------------------------------------------------------------------
AAA                $ 1,330      $   992     $   618      $ 1,980   $   (474)      $ 4,446
AA                   3,640        2,412       1,311        2,342     (2,398)        7,307
A                    6,928        1,718       1,019        4,248     (1,356)       12,557
BBB                  1,547          906         531        1,019       (837)        3,166
Other                1,401          325         142          243        (43)        2,068
              ---------------------------------------------------------------------------
Total              $14,846      $ 6,353     $ 3,621      $ 9,832   $ (5,108)      $29,544
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

--------------------------------------------------------------------------------
Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                 Sept. 26, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------
Trading assets:
    Cash instruments                                     $6,678            $4,825
    Derivatives                                           4,024             5,016
Trading liabilities - cash instruments                   (2,060)           (1,352)
Collateral on derivative assets                          (1,956)           (2,581)
                                                         -------           ------
Net trading asset exposure                               $6,686            $5,908
---------------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 26, 2003, the carrying value of such debt and equity securities totaled $151 million, of which 34% resulted from Merrill Lynch's market-making activities in such securities. This compared with $140 million at December 27, 2002, of which 29% related to market-making activities. Also included are distressed bank loans totaling $67 million and $203 million at September 26, 2003 and December 27, 2002, respectively.

--------------------------------------------------------------------------------
Non-Trading Exposures
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                 Sept. 26, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------
Investment securities                                    $  217            $  300
Commercial loans (net of allowance for loan
losses):
    Bridge loans                                              -               131
    Other loans(1)                                        5,369             3,660
Other investments:
    Partnership interests(2)                              1,608             1,749
    Other equity investments(3)                             480               583
---------------------------------------------------------------------------------
(1)  Includes accrued interest.
(2)  Includes $807 million and $877 million in investments at September 26, 2003 and December 27, 2002, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(3)  Includes investments in 119 and 129 enterprises at September 26, 2003 and
     December 27, 2002, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly leveraged counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                 Sept. 26, 2003     Dec. 27, 2002
---------------------------------------------------------------------------------
Additional commitments to invest in
 partnerships (1)                                        $  446            $  500
Unutilized revolving lines of credit and
 other lending commitments                                3,939             2,026
---------------------------------------------------------------------------------
(1) Includes $110 million at September 26, 2003 and December 27, 2002, related to deferred compensation plans.


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

Use of Estimates
In presenting the Condensed Consolidated Financial Statements, Management makes estimates regarding certain trading inventory valuations, the outcome of litigation, the carrying amount of goodwill, the allowance for loan losses, the realization of deferred tax assets, tax reserves, insurance reserves, recovery of insurance deferred acquisition costs, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Merrill Lynch is party to various legal actions, including arbitrations, class actions, and other litigation for which the ultimate outcome is uncertain and cannot be reasonably estimated. Accordingly, no provisions for these matters have been made in the Consolidated Financial Statements.

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

Merrill Lynch also has investments in certain non-U.S. GAAP entities, which are accounted for under the equity method of accounting. U.S. GAAP requires that management make certain estimates in determining income recognition. In addition, management makes judgments regarding the allocation of the cost basis of certain investments to the underlying assets in determining valuation of these investments. During the 2003 third quarter Merrill Lynch recorded approximately $110 million of net revenues related to equity method investments.

Valuation adjustments are an integral component of the mark-to-market process and are taken for individual positions where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires more than the simple application of the pricing models.

Assets and liabilities recorded on the balance sheet can therefore be broadly categorized as follows:

1. highly liquid cash and derivative instruments for which quoted market prices are readily available (for example, exchange-traded equity securities and derivatives such as listed options)

2.      liquid instruments, including
        a) cash instruments for which quoted prices are available but which may trade less frequently such that there is not complete pricing transparency for these instruments across all market cycles (for example, corporate and municipal bonds);
        b) derivative instruments that are valued using a model, where inputs to the model are directly observable in the market (for example, U.S. dollar interest rate swaps);
        c) instruments that are priced with reference to financial instruments whose parameters can be directly observed; and
        d) all consumer and small and middle-market business loans as well as performing commercial loans held for investment purposes (which are carried at their principal amount outstanding)

3. less liquid instruments that are valued using management's best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments, long dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt, aged inventory positions, including aged commercial loans held for sale (which are reported at the lower of cost or estimated fair value) and non-performing commercial loans held for investment purposes).

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At September 26, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

(dollars in millions)
------------------------------------------------------------------------------------------------
                                            Category 1     Category 2    Category 3        Total
------------------------------------------------------------------------------------------------

Assets
    Trading assets, excluding
     contractual agreements                    $49,145        $41,743        $1,322      $92,210
    Contractual agreements                       4,738         31,055         3,550       39,343
    Loans, notes, and mortgages (net)                -         38,893         1,477       40,370
    Investment securities                       11,605         63,976         3,977       79,558
------------------------------------------------------------------------------------------------
Liabilities
    Trading liabilities, excluding
     contractual agreements                    $35,602         $9,613        $1,139      $46,354
    Contractual agreements                       5,402         36,189         3,607       45,198
------------------------------------------------------------------------------------------------


In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at September 26, 2003 include $124.7 billion of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.


--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

On July 7, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for Merrill Lynch beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch currently employs. Had Merrill Lynch adopted SOP 03-1 at September 26, 2003, the estimated impact to the Condensed Consolidated Statement of Earnings would be between $90 and $100 million of additional expense; however, the ultimate impact of adoption in 2004 will depend on market conditions at that time.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments, including mandatorily redeemable preferred stock and certain freestanding equity derivatives, which under previous guidance were accounted for as equity. SFAS No. 150 requires that mandatorily redeemable preferred shares, written put options and physically settled forward purchase contracts on an issuer's shares, and certain financial instruments that must be settled by issuing a variable number of an issuer's shares, be classified as liabilities in the Condensed Consolidated Balance Sheets. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other preexisting instruments beginning in the third quarter of this year. The adoption of SFAS No. 150 did not have a material impact on the Condensed Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. During the third quarter of 2003, in accordance with SFAS No. 149, Merrill Lynch modified its classification within the Condensed Consolidated Statement of Cash Flows. Certain derivative instruments entered into or modified after June 30, 2003, and that have been determined to contain a financing element at inception and where Merrill Lynch is deemed the borrower, are now included as a separate component within Cash flows from financing activities. Prior to July 1, 2003, the activity associated with such derivative instruments is included within Cash flows from operating activities. The adoption of SFAS No. 149 did not have a material impact on the Condensed Consolidated Financial Statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as an SPE, or special purpose entity. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. Merrill Lynch adopted FIN 46 on February 1, 2003 for VIEs with which it became involved after January 31, 2003. On October 8, 2003, the FASB deferred the effective date for preexisting VIEs to the period ending after December 15, 2003. As a result, Merrill Lynch will adopt FIN 46 for pre-existing contracts in the fourth quarter of this year and does not expect the adoption to have a material impact on the Consolidated Financial Statements. See Note 5 to the Condensed Consolidated Financial Statements for additional FIN 46 disclosure.


On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective application for companies that adopt this standard prior to the beginning of fiscal year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years' expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. See Note 11 to the Condensed Consolidated Financial Statements for these disclosures. Merrill Lynch is continuing to evaluate the transition guidance of SFAS No. 148 and currently accounts for stock based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

----------------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA
----------------------------------------------------------------------------------------------------------------------------------


                                                 3rd Qtr.           4th Qtr.           1st Qtr.          2nd Qtr.         3rd Qtr.
Client Assets (dollars in billions)                  2002               2002               2003              2003             2003
                                                 --------           --------           --------          --------         --------
GPC:
        U.S.                                     $    997           $  1,021           $  1,009          $  1,076         $  1,093
        Non-U.S.                                       87                 89                 86                92               92
                                                 --------           --------           --------          --------         --------
Total GPC Assets                                    1,084              1,110              1,095             1,168            1,185
MLIM direct sales                                     205                201                193               205              202
                                                 --------           --------           --------          --------         --------
Total Client Assets                              $  1,289           $  1,311           $  1,288          $  1,373         $  1,387
                                                 ========           ========           ========          ========         ========

ASSETS IN ASSET-PRICED ACCOUNTS                  $    177           $    182           $    181          $    200         $    206

ASSETS UNDER MANAGEMENT:

Retail                                           $    182           $    189           $    187          $    195         $    194
Institutional                                         234                235                220               239              241
Private Investors(1)                                   36                 38                 35                37               38

U.S.                                                  305                313                303               320              327
Non-U.S.                                              147                149                139               151              146

Equity                                                190                191                183               209              202
Fixed-income                                          119                122                108               108              125
Money market                                          143                149                151               154              146

----------------------------------------------------------------------------------------------------------------------------------
UNDERWRITING (dollars in billions):
Global Equity and Equity-Linked:
       Volume                                    $      3           $      6           $      4          $      8         $      8
       Market share                                   5.9  %            10.4  %             8.1  %            7.8  %           7.5 %
Global debt:
       Volume                                    $     65           $     59           $     95          $     86         $     85
       Market share                                   7.6  %             6.5  %             7.1  %            6.5  %           8.0 %
----------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EMPLOYEES:
       U.S.                                        41,800             40,000             39,100            38,200           37,800
       Non-U.S.                                    11,400             10,900             10,400            10,000           10,000
                                                 --------           --------           --------          --------         --------
       Total                                       53,200             50,900             49,500            48,200           47,800
                                                 ========           ========           ========          ========         ========

Private Client Financial Advisors                  14,600             14,000             13,600            13,300           13,400
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet (dollars in millions,
except per share amounts)
Total assets                                     $452,140           $447,928           $455,587          $481,075         $485,767
Total stockholders' equity                       $ 22,299           $ 22,875           $ 23,639          $ 24,781         $ 26,077
Book value per common share                      $  25.17           $  25.69           $  24.97          $  26.04         $  27.21
SHARE INFORMATION (in thousands)
Weighted-average shares outstanding:
       Basic                                      864,629            868,160            887,553           897,202          904,829
       Diluted                                    934,477            942,893            939,220           965,288          991,066
Common shares outstanding                         869,019            873,780            929,768           935,152          942,637
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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------
The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, Quarterly Report on Form 10-Q for the quarter ended June 27, 2003 and Current Reports on Form 8-K dated March 17, 2003, April 28, 2003, and September 17, 2003:

Research-Related Litigation.
---------------------------
On August 12, 2003, and August 19, 2003, the United States District Court for the Southern District of New York denied plaintiffs' motion for reconsideration of the court's decisions dismissing their complaints. Plaintiffs have appealed from these decisions. On October 29, 2003, the United States District Court for the Southern District of New York granted Merrill Lynch's motions to dismiss nine additional research-related class actions. Merrill Lynch intends to move to dismiss the remaining class actions that are pending before the Court. On October 31, 2003, the United States District Court for the Southern District of New York entered final judgments in connection with the April 28, 2003, research settlements between the SEC and ten investment banking firms, including Merrill Lynch. Merrill Lynch is one of ten defendants in an action brought by the Attorney General of West Virginia seeking relief from firms that were parties to the April 28, 2003, research settlement. Merrill Lynch and the other defendants have filed motions to dismiss the complaint and disqualify plaintiff's counsel, and are awaiting a ruling on these motions.

Enron-Related Litigation
------------------------
Merrill Lynch is among dozens of defendants named in approximately twenty lawsuits involving the collapse of Enron, including actions brought by Enron investors, Enron employees, and Enron itself. On or about October 14, 2003, a fourth former Merrill Lynch employee was indicted for alleged criminal misconduct in connection with a Nigerian Barge transaction that the government alleged helped Enron inflate its 1999 earnings by $12 million.

IPO Allocation Class Actions
----------------------------
On November 3, 2003, the United States District Court for the Southern District of New York granted the defendants', including Merrill Lynch's, motion to dismiss the claims brought under the antitrust laws. The defendants, including Merrill Lynch, are continuing to defend against the claims brought under the federal securities laws.


Shareholder Derivative Action
-----------------------------
On October 24, 2003, the Supreme Court of the State of New York granted Merrill Lynch's motion to dismiss Spear v. Conway, et al., a shareholder derivative action related to Merrill Lynch's research activities.

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


Item 5.  Other Information
         -----------------
The 2004 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 23, 2004 at the Merrill Lynch Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any shareholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.'s Certificate of Incorporation, has been given to the Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 8, 2004 and no later than March 4, 2004. In addition, any shareholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.'s By-Laws, to the Secretary of ML & Co. on or before March 4, 2004. In order to be included in ML & Co.'s proxy statement, shareholder proposals must be received by ML & Co. no later than November 17, 2003.


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

         10 Merrill Lynch & Co., Inc. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees Dated as of September 1, 2003.

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

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

         99.1     Merrill Lynch & Co., Inc. Code of Ethics for Finance
                  Professionals.

(b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the quarterly period covered by this report:

      (i) Current Report dated July 2, 2003 for the purpose of filing the form of ML & Co.'s SUMmation Securities SM Linked to the Performance of the S&P 500 (R) Index due July 2, 2010.

     (ii) Current Report dated July 3, 2003 for the purpose of filing the form of ML & Co.'s 6.5% Callable STock Return Income DEbt Securities SM due July 5, 2005, payable at maturity with Intuit Inc. common stock.

    (iii) Current Report dated July 3, 2003 for the purpose of filing the form of ML & Co.'s Currency Notes Linked to the Norwegian Krone/Swiss Franc Exchange Rate due January 4, 2005.

     (iv) Current Report dated July 8, 2003 for the purpose of furnishing notice of a webcast of a conference call scheduled for July 15, 2003 to review ML & Co.'s operating results.

      (v) Current Report dated July 15, 2003 for the purpose of filing ML & Co.'s Preliminary Unaudited Earnings Summaries for the three months ended June 27, 2003.

     (vi) Current report dated July 29, 2003 for the purpose of filing ML & Co.'s Preliminary Unaudited Consolidated Balance Sheet as of June 27, 2003.

    (vii) Current Report dated August 1, 2003 for the purpose of filing the form of ML & Co.'s Global Currency Basket Notes due August 2, 2004.

   (viii) Current Report dated August 1, 2003 for the purpose of filing the form of ML & Co.'s 9% Callable STock Return Income Debt Securities SM due August 1, 2005, payable at maturity with Brocade Communications Systems, Inc. common stock.

     (ix) Current Report dated August 5, 2003 for the purpose of filing the form of ML & Co.'s Strategic Return Notes (R) Linked to the Industrial 15 Index due August 5, 2008.

      (x) Current Report dated August 5, 2003 for the purpose of filing the form of ML & Co.'s S&P 500(R)Market Index Target-Term Securities(R)due August 5, 2010.

     (xi) Current Report dated August 5, 2003 for the purpose of filing the form of ML & Co.'s Accelerated Return Notes Linked to the Amex Biotechnology Index SM due October 5, 2004.

    (xii) Current Report dated August 18, 2003 for the purpose of filing the form of ML & Co.'s 6% Callable STock Return Income DEbt Securities SM due August 18, 2005, payable at maturity with The Walt Disney Company common stock.

   (xiii) Current Report dated August 29, 2003 for the purpose of filing the form of ML & Co.'s Interest Rate Call Warrants Linked to the Ten Year Constant Maturity U.S. Treasury Yield Expiring August 29, 2005.

    (xiv) Current Report dated September 3, 2003 for the purpose of filing the form of ML & Co.'s S&P 500(R)Market Index Target-Term Securities(R)due September 3, 2008.

     (xv) Current Report dated September 3, 2003 for the purpose of filing the form of ML & Co.'s Market Recovery Notes SM Linked to the Nasdaq-100 Index (R) due November 24, 2004.

    (xvi) Current Report dated September 17, 2003 for the purpose of reporting the unsealing of an indictment against three former Merrill Lynch employees and that the Department of Justice has agreed not to prosecute Merrill Lynch for crimes that may have been committed by its former employees related to the transaction, subject to certain understandings.

   (xvii) Current Report dated September 23, 2003 for the purpose of filing the form of ML & Co.'s Multi-Currency Notes due September 23, 2005.

  (xviii) Current Report dated September 23, 2003 for the purpose of filing the form of ML & Co.'s Accelerated Return Notes linked to Pfizer Inc. common stock due November 23, 2004.

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



                            MERRILL LYNCH & CO., INC.
                            ----------------------------------------------------
                                  (Registrant)




                            By:  /s/ Ahmass L. Fakahany
                            ----------------------------------------------------
                                     Ahmass L. Fakahany
                                     Executive Vice President and
                                     Chief Financial Officer





                            By:  /s/ John J. Fosina
                            ----------------------------------------------------
                                     John J. Fosina
                                     Controller
                                     Principal Accounting Officer


 Date:     November 5, 2003

                                INDEX TO EXHIBITS


Exhibits

10 Merrill Lynch & Co., Inc. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees Dated as of September 1, 2003.

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

99.1     Merrill Lynch & Co., Inc. Code of Ethics for Finance Professionals.