Form 10-K
period 2003-12-26
MERRILL LYNCH & CO INC
filed 2004-03-09
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2003	Commission file number 1-7182

         Merrill Lynch & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2740599 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.33 1/3 and attached Rights to Purchase Series A Junior Preferred Stock.	New York Stock Exchange; Chicago Stock Exchange; Pacific Exchange; Euronext Paris S.A.; London Stock Exchange; and Tokyo Stock Exchange
Depositary Shares representing 1/400th share of 9% Cumulative Preferred Stock, Series A; S&P 500® Market Indexed Target-Term Securities® (MITTS® Securities) due September 28, 2005; Top Ten Yield MITTS Securities due August 15, 2006; and S&P 500 Inflation Adjusted MITTS Securities due September 24, 2007.
New York Stock Exchange

See the full list of securities listed on the American Stock Exchange on the page directly following this cover.

Securities registered pursuant to Section 12(g) of the Act:

See the full list of securities registered pursuant to Section 12(g) of the Act on the page directly following this cover.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]    No [   ]

As of the close of business on June 27, 2003, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $43.3 billion.

As of the close of business on February 24, 2004, there were 967,399,005 shares of Common Stock and 2,894,802 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.

Documents Incorporated By Reference: Portions of the Merrill Lynch 2003 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Parts I, II, III and IV. Portions of the Merrill Lynch Proxy Statement dated March 9, 2004 for its 2004 Annual Meeting of Shareholders to be held April 23, 2004 are incorporated by reference in this Form 10-K in response to Parts III and IV.

Securities registered pursuant to Section 12(b) of the Act and listed on the American Stock Exchange are as follows:

MITTS Securities based upon the Russell 2000® Index due March 30, 2009; Nikkei® 225 Securities due March 30, 2009; S&P 500 MITTS Securities due June 29, 2009; MITTS Securities based upon the Dow Jones Industrial AverageSM due August 7, 2009; S&P 500 MITTS Securities due September 4, 2009; MITTS Securities Linked to the USD/EUR Exchange Rate due September 13, 2005; Russell 2000 MITTS Securities due September 30, 2004; Global MITTS Securities due December 22, 2004; S&P 500 MITTS Securities due July 1, 2005; Nikkei 225 MITTS Securities due September 21, 2005; Energy Select Sector SPDR® Fund MITTS Securities due February 21, 2006; EuroFund MITTS Securities due February 28, 2006; S&P 500 MITTS Securities due March 27, 2006; Consumer Staples Select Sector SPDR Fund MITTS Securities due April 19, 2006; Select Sector SPDR Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS Securities due May 26, 2006; MITTS Securities based upon the Dow Jones Industrial Average due June 26, 2006; Russell 2000 MITTS Securities due July 21, 2006; Nikkei 225 MITTS Securities due August 4, 2006; S&P 500 MITTS Securities due August 4, 2006; Energy Select Sector SPDR Fund MITTS Securities due September 20, 2006; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due February 8, 2006; MTN, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due May 10, 2006; MTN, Series B, 1% Callable and Exchangeable Stock-Linked Notes due July 20, 2006; Telebrás Indexed Callable Protected Growth Securities (ProGroS® Securities) due May 19, 2005; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Market Recovery NotesSM Linked to the Dow Jones Industrial Average due January 31, 2005; Callable MITTS Securities due October 5, 2007 based upon Semiconductor HOLDRS®; Callable MITTS Securities due September 13, 2007 based upon Broadband HOLDRS; Callable Nasdaq-100® MITTS Securities due August 3, 2007; Callable MITTS Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS Securities due May 4, 2009 Linked to the Amex Biotechnology Index; Callable MITTS Securities due June 1, 2009 Linked to the Amex Defense Index; Callable MITTS Securities due August 3, 2007 based upon Biotech HOLDRS; Medium-Term Notes, Series B, 2% Callable and Exchangeable Stock-Linked Notes due July 26, 2005 (Linked to the performance of the common stock of Johnson & Johnson); Medium-Term Notes, Series B, Nikkei 225 MITTS Securities due March 30, 2007; Callable MITTS Securities due March 5, 2007 based upon Internet HOLDRS; Medium-Term Notes, Series B, 0.50% Callable and Exchangeable Stock-Linked Notes due February 3, 2005 (Linked to the performance of a specified portfolio of common stocks); Global MITTS Securities due December 22, 2004; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei 225 MITTS Securities due June 27, 2007; Strategic Return Notes® Linked to the Nasdaq-100 Index® due November 30, 2004; Strategic Return Notes Linked to the Industrial 15 Index due February 1, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due February 8, 2007; Strategic Return Notes Linked to the Select Ten Index due March 1, 2007; Strategic Return Notes Linked to the Oil and Natural Gas Index due March 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due May 3, 2007; Strategic Return Notes Linked to the Select Ten Index due May 3, 2007; Strategic Return Notes Linked to the Select European 50 Index due June 11, 2007; Strategic Return Notes Linked to the Select Ten Index due June 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 30, 2007; Strategic Return Notes Linked to the Select Ten Index due October 25, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007; Strategic Return Notes Linked to the Select Ten Index due May 30, 2006; Strategic Return Notes Linked to the Industrial 15 Index due June 26, 2006; Strategic Return Notes Linked to the Institutional Holdings Index due June 28, 2006; Strategic Return Notes Linked to the Select Ten Index due July 31, 2006; Strategic Return Notes Linked to the Select Ten Index due November 2, 2006; 8% Callable STock Return Income DEbt Securities® due January 29, 2004, payable at maturity with Xilinx, Inc. common stock; 6% Callable STock Return Income DEbt Securities due February 11, 2004, payable at maturity with Bed Bath & Beyond Inc. common stock; 8% Callable STock Return Income DEbt Securities due February 23, 2004, payable at maturity with Applied Materials, Inc. common stock; 8% Callable STock Return Income DEbt Securities due March 22, 2004, payable at maturity with The Gap, Inc. common stock; 7% Callable STock Return Income DEbt Securities due March 22, 2004, payable at maturity with Texas Instruments Incorporated common stock; 7% Callable STock Return Income DEbt Securities due March 29, 2004, payable at maturity with Dell Computer Corporation common stock; 6% Callable STock Return Income DEbt Securities due May 7, 2004, payable at maturity with The Boeing Company common stock; 8% Callable STock Return Income DEbt Securities due May 14, 2004, payable at maturity with Adobe Systems Incorporated common stock; 7% Callable STock Return Income DEbt Securities due August 23, 2004, payable at maturity with Starbucks Corporation common stock; 7% Callable STock Return Income DEbt Securities due September 1, 2004, payable at maturity with Citigroup Inc. common stock; 8% Callable STock Return Income DEbt Securities due October 1, 2004, payable at maturity with Hewlett-Packard Company common stock; 8% Callable STock Return Income DEbt Securities due October 29, 2004, payable at maturity with Bank of America Corporation common stock; and 7% Callable STock Return Income DEbt Securities due November 18, 2004, payable at maturity with Amgen, Inc. common stock; Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008; Convertible Securities Exchangeable into The Coca-Cola Company Common Stock due September 30, 2008; Accelerated Return Notes linked to Pfizer, Inc. common stock due November 23, 2004; Accelerated Return Notes linked to Citigroup Inc. common stock due January 4, 2005; Accelerated Return Notes linked to the AMEX Biotechnology Index due October 5, 2004; Accelerated Return Notes Linked to Semiconductor HOLDRSSM due December 31, 2004; 8% Callable STock Return Income DEbt Securities due November 15, 2004, payable at maturity with Micron Technology, Inc. common stock; 7% Callable STock Return Income DEbt Securities due October 28, 2004, payable at maturity with Cisco Systems, Inc. common stock; 8% Callable STock Return Income DEbt Securities due October 22, 2004, payable at maturity with QUALCOMM Incorporated common stock; and 7% Callable STock Return Income DEbt Securities due February 22, 2005, payable at maturity with Intel Corporation common stock.

Securities registered pursuant to Section 12(g) of the Act are as follows:

S&P 500 MITTS Securities due June 29, 2007; S&P 500 MITTS Securities due November 20, 2007; S&P 500 MITTS Securities due August 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; Enhanced Return Notes® Linked to the Nasdaq-100 Index due March 1, 2004; MITTS Securities based upon the Dow Jones Industrial Average due January 16, 2009; 7% Callable STock Return Income DEbt Securities due January 3, 2005, payable at maturity with General Electric Company common stock; 6.5% Callable STock Return Income DEbt Securities due February 1, 2005, payable at maturity with International Business Machines Corporation common stock; 7% Callable STock Return Income DEbt Securities due February 28, 2005, payable at maturity with Cisco Systems, Inc. common stock; Market Recovery Notes Linked to the Nasdaq-100 Index due March 31, 2005; Strategic Return Notes Linked to the Select Ten Index due February 28, 2008; S&P 500 MITTS Securities due June 3, 2010; S&P 500 MITTS Securities due September 3, 2008; S&P 500 MITTS Securities due August 5, 2010; Dow Jones Industrial Average MITTS Securities due December 27, 2010; Nikkei 225 MITTS Securities due March 8, 2011; Nikkei 225 MITTS Securities due September 30, 2010; Market Recovery Notes Linked to the Nasdaq-100 Index due July 22, 2004; Market Recovery Notes Linked to the S&P 500 Index due May 28, 2004; Market Recovery Notes Linked to the Nasdaq-100 Index due November 24, 2004; Strategic Return Notes Linked to the Select Ten Index due June 27, 2008; Strategic Return Notes linked to the Industrial 15 Index due October 31, 2008; Strategic Return Notes linked to the Select Ten Index due September 30, 2008; Strategic Return Notes linked to the Industrial 15 Index due August 5, 2008; Strategic Return Notes linked to the Select Ten Index due March 2, 2009; Accelerated Return Notes linked to the S&P 500 Index due May 2, 2005; 6% Callable STock Return Income DEbt Securities due March 28, 2005, payable at maturity with Merck & Co., Inc. common stock; 8% Callable STock Return Income DEbt Securities due April 5, 2005, payable at maturity with Comcast Corporation Class A common stock; 9% Callable STock Return Income DEbt Securities due April 29, 2005, payable at maturity with Best Buy Co., Inc. common stock; 9% Callable STock Return Income DEbt Securities due May 9, 2005, payable at maturity with Nextel Communications, Inc. Class A common stock; 6.5% Callable STock Return Income DEbt Securities due July 5, 2005, payable at maturity with Intuit Inc. common stock; 9% Callable STock Return Income DEbt Securities due August 1, 2005, payable at maturity with Brocade Communications Systems common stock; 6% Callable STock Return Income DEbt Securities due August 18, 2005, payable at maturity with The Walt Disney Company common stock; 7% Callable STock Return Income DEbt Securities due December 22, 2005, payable at maturity with EMC Corporation common stock; and 97% Protected Notes linked to the performance of the Dow Jones Industrial Average due March 28, 2011.

MERRILL LYNCH & CO., INC. ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2003

Forward Looking Statements

Certain statements in this Report may be considered forward-looking, including those about management expectations, strategic objectives, business prospects, anticipated expense levels and financial results, the impact of off balance sheet arrangements, significant contractual obligations, the expensing of stock options, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch’s beliefs regarding future performance, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Management’s Discussion and Analysis in the 2003 Annual Report to Shareholders and throughout this Report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures Merrill Lynch may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1. Business

Overview

         Merrill Lynch & Co., Inc.,1 a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending and related products and services on a global basis. These products and services include:

●	securities brokerage, trading and underwriting;

●	investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;

●	wealth management products and services, including financial, retirement and generational planning;

●	asset management and investment advisory services;

●	origination, brokerage, dealer and related activities in swaps, options, forwards, exchange-traded futures, other derivatives and foreign exchange products;

●	securities clearance, settlement financing services and prime brokerage;

●	equity, debt, foreign exchange and economic research;

●	private equity and other principal investing activities;

●	banking, trust and lending services, including deposit taking, commercial and mortgage lending and related services;

●	insurance and annuities sales and annuity underwriting services; and

●	investment advisory and related record keeping services.

         Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small businesses, corporations, financial institutions, governments and government agencies.

         Merrill Lynch reports its results in three business segments: the Global Markets and Investment Banking group (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). Merrill Lynch provides financial services worldwide through various subsidiaries and affiliates.

         Merrill Lynch’s operations outside the United States are organized into five geographic regions: Europe, Middle East, and Africa (“EMEA”); Japan; Asia Pacific; Canada; and Latin America. Merrill Lynch conducts its business from various locations throughout the world. Its world headquarters is located at the World Financial Center in New York City and its other principal United States business and operational centers are located in New Jersey, Utah and Florida. Merrill Lynch has a presence in 34 countries outside the United States, including offices in Buenos Aires, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Madrid, Melbourne, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Tokyo, Toronto and Zurich.

[1]
Unless the context otherwise requires, the term “Merrill Lynch” means Merrill Lynch & Co., Inc. and its consolidated subsidiaries. The term “ML & Co.” is used herein where appropriate to refer solely to Merrill Lynch & Co., Inc., the parent holding company.

         Merrill Lynch employed approximately 48,1002 people at the end of 2003. Financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December 2003, 2002 and 2001, including a description of the principal sources of consolidated net revenues, the amount of total net revenues contributed by classes of similar services that accounted for 10% or more of its consolidated net revenues in any one of these fiscal periods, as well as information with respect to Merrill Lynch’s operations by operating segment and geographic area, is set forth in Merrill Lynch’s Management’s Discussion and Analysis, Consolidated Financial Statements and the Notes thereto in the Merrill Lynch 2003 Annual Report to Shareholders (“2003 Annual Report”). Management’s Discussion and Analysis, Consolidated Financial Statements and the Notes thereto are included as an exhibit to this Report.

         At the end of 2003, total client assets were approximately $1.5 trillion.

Available Information

         ML & Co.’s internet address is www.ml.com. ML & Co. makes available, free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find this information under “Financial Reports - SEC Reports” through the investor relations section of our website which can be accessed directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after ML & Co. electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Additionally, Merrill Lynch’s Corporate Governance Guidelines, Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are also available on Merrill Lynch’s Investor Relations website at www.ir.ml.com. The information on Merrill Lynch’s websites is not incorporated by reference into this report. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

[2]	Excludes 200 full-time employees on salary continuation severance at year-end 2003.

Business Environment

         The financial services industry, in which Merrill Lynch is a leading participant, is extremely competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by regulatory and legislative initiatives that may affect the conduct of their business, including increased regulation, and by the outcome of legal and regulatory investigations and proceedings, including those described under Legal Proceedings in Part I, Item 3 of this Report. These conditions or events can significantly affect the volatility of the financial markets as well as the volumes and revenues in businesses such as brokerage, trading, investment banking, wealth management and asset management. Revenues and net earnings may vary significantly from period to period due to the unpredictability of these factors and the resulting market volatility and trading volumes.

         The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors and diminishing margins in many mature products and services. Commercial and investment bank consolidations have also increased the competition for investment banking and capital markets business, due in part to the extension of credit in conjunction with investment banking and capital raising activities.

         The global market environment improved in 2003. Despite continued geopolitical concerns and additional accounting and corporate governance scandals, the United States-led economic recovery, combined with low interest rates and a steep yield curve, created a favorable climate for fixed income products and stimulated an equity markets recovery.

         The financial services industry is also impacted by the regulatory and legislative environment. In 2003, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance (including Board member and Board Committee independence), auditor independence and disclosure became effective and/or were adopted in their final form. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and certifications, practices related to the initial public offering of equity securities, mutual fund trading, disclosure practices and auditor independence. Changing requirements for research may continue to affect the cost structure for such services. Regulatory actions affecting the trading practices and pricing structure of mutual funds could change the manner in which business is conducted by the asset management industry. Both inside and outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both commercial and investment banks as an industry and on an individual basis, especially in the areas of capital and risk management.

Description of Business Activities

         Merrill Lynch’s business activities are grouped into three business segments, GMI, GPC and MLIM, and are conducted through numerous U.S. and non-U.S. subsidiaries and affiliates. GMI provides capital markets and investment banking products and services to corporate, institutional and government clients around the world. GPC provides wealth management products and services globally to individuals, small-to mid-size businesses and employee benefit plans. MLIM manages financial assets for individual, institutional and corporate clients. In August 2003, Merrill Lynch formed its Wealth Management Group to enhance the linkage between GPC’s individual wealth business activities and related MLIM asset management business activities. See Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements in the 2003 Annual Report for further information about Merrill Lynch’s business segments, business activities, services, and the geographic markets within which Merrill Lynch operates.

GLOBAL MARKETS AND INVESTMENT BANKING (“GMI”)

         GMI provides equity and debt trading, capital markets services, investment banking and strategic merger and acquisition advisory services to issuer and investor clients around the world. These activities are conducted through a network of subsidiaries, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Merrill Lynch International (“MLI”) and a number of other subsidiaries located in and outside the United States. GMI raises capital for its clients through securities underwritings, private placements and loan syndications. It also makes a market in securities, derivatives, currencies and other financial instruments to satisfy client demand for these instruments, and for proprietary trading activities. Merrill Lynch has one of the largest equity trading and underwriting operations in the world and is a leader in the origination and distribution of equity products. GMI is also a leader in the global origination and distribution of fixed income products and provides clients with financing, securities clearing, settlement and custody services. In 2003, GMI continued to maintain its expense discipline, invest in profitable growth opportunities and improve client alignment and product capabilities, while becoming more focused on providing superior execution and service. GMI’s strategic growth opportunities include equity derivatives, portfolio trading, prime brokerage, secured financing, municipal bond trading and foreign exchange, which are anticipated to be continued focus areas in 2004.

         GMI implemented a new operating structure for its businesses in 2003, improving the alignment of its capabilities to meet the increasingly integrated needs of its issuer and investor clients. The Global Markets division combines the debt and equity sales and trading activities for investor clients, while the Investment Banking division provides integrated investment banking and origination services for issuer clients.

         GMI’s new Global Markets structure includes the following businesses:

●
Global Rates and Foreign Exchange Group — global responsibility for interest rate derivatives, foreign exchange, complex foreign exchange options, commodities, United States government and other Federal agency securities, obligations of other sovereigns, municipal securities, pass-through and collateralized mortgage obligations trading, and debt financial futures and options;

●
Global Principal Investments and Secured Finance Group  — responsibility on a global basis for asset-based lending, securitization and secured commercial real estate lending as well as equity investments in real estate and other secured assets;

●
Global Credit Products Group — responsibility for the corporate new issue business, cash corporate bond trading, secondary loan trading, credit derivative trading, emerging markets, and structured credit products on a global basis;

●	Global Investor Client Group — responsibility for sales efforts across debt and equity products on a global basis;

●	Global Cash Equity Group — responsibility for cash equity trading activities on a global basis;

●	Global Equity-Linked Group — responsibility for global trading activities in equity derivatives, exchange-traded options, convertibles and financial futures;

●	Equity Structured Products Group — global responsibility for the creation and issuance of structured equity securities to meet investors’ financial needs; and

●	Equity Financing & Services Group — responsibility for global prime brokerage, stock loan, money manager services and clearing, settlement and custody functions.

         GMI’s new Investment Banking structure includes the following businesses:

●
Global Capital Markets & Financing Group — global responsibility for all capital-related activities for GMI’s issuer clients, including equity and debt capital markets, corporate finance, public finance and leveraged finance;

●	Global Mergers and Acquisitions Group — responsibility for mergers and acquisitions activities worldwide; and

●	Global and regional industry coverage groups — including the Energy & Power group, the Financial Institutions group and the Corporate Banking group.

         Other businesses within GMI include the Private Equity group and bank lending. (For a full description of GMI bank lending activities, please see the “GMI Lending Activities in the United States” and “GMI Banking Activities Outside the United States” sections under Global Bank Group Activities in Part I, Item 1 of this Report.)

         GMI’s operations in the United States are conducted primarily from Merrill Lynch’s headquarters in New York City and from other office locations throughout the United States. Merrill Lynch’s GMI activities outside the United States are primarily conducted through MLI, which has a significant presence in London, and through locally established affiliates strategically located in 25 countries.

Investment Banking Activities:

         Merrill Lynch is a leading global investment banking firm that participates in virtually all aspects of investment banking for corporate, institutional, government and municipal clients and acts in principal, agency and advisory capacities. Merrill Lynch provides a wide variety of financial services, including underwriting the sale of securities to the public, structured and derivative financing, project financing, privately placing securities with investors and mortgage and lease financing. Its financial advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, capital structuring, leveraged buyouts and defensive projects.

         In connection with its investment banking activities, including the underwriting and private placement of securities, Merrill Lynch has from time to time taken principal positions in transactions and has extended credit to clients through the purchase of senior and subordinated debt, provided bridge financing on a select basis and participated in both syndicated loans/credit facilities and credit lines for commercial paper programs for certain corporate issuers. Before engaging in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for the securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period of time. In addition, equity interests in the subject companies are from time to time acquired as part of, or in connection with, such activities.

         According to league table results published by Thomson Financial Securities Data statistics based on full credit to book managers, in 2003 Merrill Lynch ranked third in global debt underwriting and fifth in global equity and equity-linked underwriting with market shares of 7.1% and 8.0%, respectively. Merrill Lynch ranked third in global completed mergers and acquisitions in 2003 with a market share of 17.1%. In GMI, there has been a shift in focus in investment banking towards higher margin activities balanced with aggregate market share goals. Additional market share information is disclosed in Management’s Discussion and Analysis on pages 23 and 24 of the 2003 Annual Report.

Brokerage, Dealer and Related Activities:

         In the United States, MLPF&S is a broker (i.e., agent) for corporate, institutional and government clients, and is a dealer (i.e., acts for its own account) in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures and options, including option contracts for the purchase and sale of various types of securities. Merrill Lynch, through MLPF&S, MLI and various other subsidiaries, is a dealer in equity and fixed income securities of a significant number of U.S. and non-U.S. issuers, in government obligations of the United States and other sovereigns, in U.S. municipal securities, in mortgage-backed and asset-backed securities and in loans and related financial instruments.

         As part of its trading activities, Merrill Lynch places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in arbitrage and other transactions for its own account. In its block positioning activities, Merrill Lynch purchases securities or sells them short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. Such positioning activities are undertaken after analyzing a given security’s marketability and any position taken typically is liquidated as soon as practicable. In addition, Merrill Lynch facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk. Merrill Lynch may also take proprietary positions for its own account, not in connection with block positioning or other customer facilitation.

         Merrill Lynch makes markets in Nasdaq and over-the-counter securities, including non-U.S. securities. In 2003, Merrill Lynch consolidated trading activities in Nasdaq and over-the-counter stocks on its New York trading floor and closed its New Jersey trading floor. In June 2003, Merrill Lynch integrated its listed and Nasdaq equity trading functions into a single unit, allowing the trading of securities within a sector, regardless of whether they are listed on the New York Stock Exchange or Nasdaq. Outside the United States, MLI is a registered market maker in the equity securities of the more active non-U.S. corporations. MLPF&S and MLI are also dealers in mortgage-backed, asset-backed and corporate and government fixed-income securities. Nearly all Nasdaq institutional client trades are now executed on an agency, rather than principal, basis.

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

         An integral part of MLGSI’s business involves entering into repurchase agreements and securities lending transactions. These transactions aid in financing MLGSI’s inventory and provide short-term investment vehicles for customers, including Merrill Lynch affiliates. As part of MLGSI’s business as a dealer in government obligations, MLGSI also enters into reverse repurchase transactions whereby MLGSI buys securities from counterparties and simultaneously agrees to sell them back at a future date. Such agreements provide MLGSI with access to desired securities and customers with temporary liquidity for their investments in U.S. Government and agency securities.

         Various non-U.S. Merrill Lynch subsidiaries act as dealers in certain securities issued or guaranteed by the governments of the countries where such subsidiaries are located.

Derivative Dealing and Foreign Exchange Activities:

         Merrill Lynch, through MLPF&S, MLI, Merrill Lynch Capital Services, Inc. (“MLCS”) and Merrill Lynch Derivative Products AG (“MLDP”), acts as an intermediary and principal in equity, interest rate, currency and other over-the-counter derivative transactions. MLI engages in equity and credit derivatives business in the over-the-counter markets. MLCS and MLDP are Merrill Lynch’s primary interest rate and currency derivative product dealers. MLI is Merrill Lynch’s primary credit and equity derivatives product dealer.

         MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps, and floors and options. MLCS maintains positions in interest-bearing securities, financial futures and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages in certain commodity-related transactions as a principal.

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

         Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Irish bank with branch offices in Frankfurt and Milan, acts primarily as a credit intermediary (with market risk hedged through various affiliates) for swap, options and other derivative transactions, and secondarily, as principal for a variety of debt derivative transactions. In addition to its derivatives activities, MLCMBL engages in advisory, lending and institutional sales activities.

         GMI’s Global Rates and Foreign Exchange Group, primarily through Merrill Lynch International Bank Limited (“MLIB”), provides foreign exchange trading services to corporations, other institutional investors and high-net-worth individuals in various countries. For this business, MLIB primarily operates out of its Head Office in London, and through affiliated agents in New York and Tokyo.

Mortgage Dealing Activities:

         Merrill Lynch Mortgage Capital Inc. (“MLMCI”) is a dealer in whole loan mortgages, mortgage loan participations, mortgage servicing and syndicated commercial loans. MLMCI, through its CMO Passport® service, provides dealers and investors with general indicative information and analytic capability with respect to collateralized mortgage obligations, mortgage pass-through certificates and asset-backed securities. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing them with temporary liquidity.

         Merrill Lynch Mortgage Lending, Inc. (“MLML”) is a commercial mortgage conduit that makes, and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors. MLML purchases subprime residential mortgage loans from originators of these loans and aggregates these loans for sale in the securitization market. In January 2004, Merrill Lynch agreed to purchase Wilshire Credit Corporation, one of the leading companies in the subprime, nonperforming and reperforming residential mortgage special servicing markets. It is expected that this acquisition will accelerate the growth of GMI’s residential mortgage business and complement GMI’s existing whole loan trading and securitization activities. Currently, it is planned that Wilshire Credit Corporation will retain its name and operate as a subsidiary of MLMCI.

Principal Investing and Structured Finance Activities:

         Merrill Lynch, through various subsidiaries, provides to its qualified institutional clients term, mezzanine and bridge financing which may be secured by performing, subperforming and nonperforming commercial real estate, portfolios of residential real estate, consumer receivables or other assets. Merrill Lynch also makes proprietary investments in all levels of the capital structure of U.S. and non-U.S. companies, and in special purpose companies owning real estate, mortgages, consumer receivables and other assets.

Money Markets and Related Activities:

         Merrill Lynch, through various subsidiaries including Merrill Lynch Money Markets Inc. (“MLMMI”) and MLPF&S, provides a full range of origination, trading and marketing services with respect to money market instruments. These instruments include commercial paper, institutional and retail certificates of deposit, medium-term notes, bank notes and auction rate preferred securities.

Futures Business Activities:

         Merrill Lynch’s futures business activity is conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships and/or has third party clearing relationships with respect to all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States through affiliates and/or third party clearing brokers. Other Merrill Lynch subsidiaries hold memberships on major commodity and financial futures exchanges and clearing associations outside the United States and may carry proprietary and/or customer positions in accounts maintained on their books. All futures and futures options transactions are executed by, cleared through and/or carried by MLPF&S or other Merrill Lynch subsidiaries engaged in futures activities. However, in certain contracts, or on certain exchanges, third party brokers are utilized to execute and clear trades. MLPF&S and several of its affiliates may also take proprietary market positions in futures and futures options in certain instances.

Securities Finance, Settlement and Clearance and Prime Brokerage:

         Merrill Lynch provides financing to clients, including securities lending, margin lending and other extensions of credit such as repurchase and derivative transactions in connection with prime brokerage services. In a margin-based transaction, Merrill Lynch extends credit for a portion of the market value of the securities in the client’s account up to the limit imposed by internal Merrill Lynch policies and applicable margin rules and regulations. Since Merrill Lynch may have financial exposure if a client fails to meet a margin call, margin loans made by Merrill Lynch are generally collateralized by securities in the client’s account. Financial reviews, margin procedures and other credit standards are used in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for Merrill Lynch. To finance margin loans, Merrill Lynch uses funds on which it pays interest (including ML & Co. borrowings), funds on which it does not pay interest (including its own capital), funds derived from clients’ free credit balances to the extent permitted by regulations and funds derived from loaned securities.

         Merrill Lynch provides securities clearing services for its own account and for the account of its customers, third party broker-dealers and other professional trading entities, through its subsidiaries including MLPF&S and Merrill Lynch Professional Clearing Corp. (“ML PRO”). MLPF&S provides these services to approximately 100 unaffiliated broker-dealers. While the introducing broker-dealer firm retains all sales functions with its customers, MLPF&S services the customers’ accounts and handles all settlement and credit aspects of transactions. ML PRO clears transactions for specialists and market-makers on various national and regional stock exchanges and clears futures transactions for clients through a divisional clearing arrangement with MLPF&S. In addition, ML PRO clears transactions for arbitrageurs, customers and other professional trading entities. ML PRO also clears transactions for broker-dealers engaged in proprietary trading, for introducing brokers whose accounts are carried on a fully disclosed basis and for selected institutional accounts as direct accounts of ML PRO that transact business primarily on a prime brokerage basis.

         In November 2003, Merrill Lynch entered the listed options electronic market-making business by purchasing this business from The Bear Stearns Companies Inc. This business will initially function through the International Securities Exchange, a fully electronic United States options platform. In January 2004, GMI agreed to acquire ABN AMRO’s United States equities and options execution and clearing business. In the case of ABN AMRO’s correspondent clearing business, Merrill Lynch selectively will enter into new clearing agreements only with certain former clients of ABN AMRO.

         In its Prime Brokerage business, Merrill Lynch, through its MLPrimeSM platform, services Merrill Lynch’s hedge fund clients through a single relationship with GMI’s Equity Financing & Services Group. Services offered to eligible clients include financing alternatives, risk management, profit and loss analytics, global securities lending and capital introduction.

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

GLOBAL PRIVATE CLIENT (“GPC”)

         GPC provides a full range of advice-based wealth management products and services to assist clients in managing all aspects of their financial profile through the Total Merrill SM platform. GPC’s offerings include:

●	commission and fee-based investment accounts;

●	credit products;

●	banking services;

●	cash management and credit cards;

●	trust and generational planning;

●	consumer and small business lending;

●	retirement services; and

●	insurance products.

         GPC serves individual investors and small and middle market corporations and institutions through approximately 13,500 Financial Advisors (“FAs”) in approximately 640 offices around the world as of year-end 2003. Assets in GPC accounts totaled $1.3 trillion at December 26, 2003.

         GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced investment services and self-directed online accounts to align asset account structure with each client’s specific investment requirements and goals. In 2003, GPC continued the integration of its U.S. and non-U.S. private client businesses and its emphasis on segmentation, revenue diversification and operating leverage.

Brokerage, Dealer and Related Investment Activities:

         In the United States, GPC’s brokerage and advisory services are provided through MLPF&S. MLPF&S is a broker and a dealer for individual, corporate, institutional and government clients in the purchase and sale of corporate equity and fixed income securities, money market instruments, government securities, high-yield bonds, municipal securities, futures and options. In addition, MLPF&S acts as a dealer in the distribution of mutual funds. MLPF&S also provides financing to clients, including margin lending and other extensions of credit. See Securities Finance, Settlement and Clearance and Prime Brokerage in Part I, Item I of this Report.

         GPC also provides discretionary and non-discretionary investment advisory services through MLPF&S, including Merrill Lynch Consults® Service, the Merrill Lynch Mutual Fund Advisor® program, the Personal Investment Advisory Program and the Merrill Lynch Mutual Fund Advisor Selects® program. GPC offers a number of financial planning services, including the Financial Foundation® report. GPC also provides enhanced services such as pre-trade verifications and post-trade e-mail confirmations for certain Section 16 insider transactions for corporate directors and officers of publicly-traded companies.

         GPC also structures and sponsors a wide variety of alternative investment products for qualified high-net-worth clients and enters into selling agreements to distribute third party sponsored funds. These products include hedge funds, private equity funds, managed futures and exchange funds that are managed by non-affiliated third party managers. Through its HedgeAccess® product, Merrill Lynch offers qualified clients the opportunity to invest in a select, diverse group of single manager hedge funds with consistent terms and exchange privileges. These products are sold to both U.S. and non-U.S. high-net-worth investors. At the end of 2003, GPC acted as sponsor of alternative investment products in which approximately $9.7 billion of client capital was invested.

Client Service:

         Brokerage and advisory financial services are provided in the United States to GPC clients principally through the Financial Advisor network. Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products through a network of offices located in 25 countries. In certain countries such as the United Kingdom and Japan, clients can open accounts with Merrill Lynch affiliates that are locally regulated. Banking and trust services as well as asset management services are also offered to private clients in many countries.

         MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For certain accounts, however, its policy is to negotiate commissions based on economies of scale and the complexity of the particular trading transaction, and for its institutional customers, based on the competitive environment and trading opportunities. Clients may elect to enroll in a non-discretionary brokerage service called Unlimited Advantage®, which offers securities and investment transaction services, as well as other planning, research and account services, for an annual asset-based fee.

         To be more responsive to client needs and enhance the quality of its clients’ experience, both inside and outside the United States, Merrill Lynch offers a multi-channel service model, more closely aligning its FAs with clients based on levels of investable assets. For example, ultra-high-net-worth clients will be aligned with Private Wealth Advisors (“PWAs”). PWAs are FAs who have completed a rigorous accreditation program and who focus on clients with more than $10 million of investable assets. For clients in the U.S. with less than $100,000 of investable assets, Merrill Lynch utilizes its Financial Advisory Center (“FAC”) to more effectively serve these clients. All FAC customers receive a team-based advisory service relationship, with 24-hour-a-day, seven-day-a-week access by telephone or online. GPC also has created International Financial Advisory Centers to more effectively serve non-U.S. clients with lower levels of investable assets.

         The Wealth Management Technology Platform, which will be deployed in 2004, will provide a new standard of desktop technology to more than 23,000 users including FAs, Client Associates, the Financial Advisory Center and call centers by providing a fully integrated desktop that incorporates market data and financial planning tools.

         Merrill Lynch also provides electronic brokerage service through Merrill Lynch Direct®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct offers online equity and fixed income trading, mutual funds, access to Merrill Lynch research and a variety of online investing tools.

Client Accounts:

         Individual clients access the full range of GPC brokerage and advisory services through the CMA® account. At the end of 2003, there were more than 2.1 million CMA accounts with aggregate assets of approximately $580 billion. Small- and medium-sized businesses obtain a wide range of securities account and cash management services through the Working Capital Management Account® (“WCMA® account”) and related services. The WCMA account combines business checking, borrowing (through MLPF&S or its affiliate, Merrill Lynch Business Financial Services Inc.), investment and electronic funds transfer services into one account for participating business clients. At the end of 2003, there were more than 121,000 WCMA accounts that, in the aggregate, had investment assets of more than $93 billion. Through Merrill Lynch OnLine®, clients can access their Merrill Lynch accounts, including account information, real time quotes, Merrill Lynch research and a variety of other investment information.

         In early 2003, GPC introduced Total Merrill, a fully integrated array of wealth management services. In conjunction with the introduction of Total Merrill, Beyond Banking® was also introduced. Beyond Banking is a special securities account product designed for everyday transactions, savings and cash management that combines Visa®, check writing and ATM access with available advice and guidance. This enables clients to separate such activities from their longer-term investment accounts and thus offers them an alternative to their current third-party banking relationships. At the end of 2003, there were more than 98,000 Beyond Banking accounts with aggregate assets of approximately $20 billion. To augment its account services products, during 2003 Merrill Lynch entered into a strategic alliance with MBNA America Bank N.A. in order to provide Merrill Lynch-branded credit cards to Merrill Lynch’s clients.

Retirement Services:

         The Merrill Lynch Retirement Group is responsible for approximately $302 billion in retirement assets for approximately 5.8 million individuals. These assets are held either in individual accounts or through one of approximately 24,000 workplace-based retirement programs covered by the group.

         MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts (“IRAs”) and through small business retirement programs such as the Merrill Lynch Simplified Employee Pension Plan and the Merrill Lynch Simple Retirement Account Plan. MLPF&S also provides investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In March 2003, Merrill Lynch launched Merrill Lynch AdviceAccess, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the Financial Advisory Center or through Merrill Lynch’s Benefits Online® website. In January 2004, Merrill Lynch announced a strategic alliance with Wealth Management Systems, Inc. to offer retirement plan participants online tools for assessing their distribution options and subsequently making those distributions via a web-enabled platform.

Insurance Activities:

         Merrill Lynch’s insurance activities primarily consist of issuing annuity products through Merrill Lynch Life Insurance Company (“MLLIC”) and ML Life Insurance Company of New York (“ML Life”). These activities also include the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States, Guam and the United States Virgin Islands. In February 2003, MLLIC and ML Life discontinued the underwriting of life insurance products although they continue to underwrite annuity products.

         MLLIC, an Arkansas stock life insurance company, is authorized to underwrite insurance and annuities products in 49 states, Puerto Rico, the District of Columbia, Guam and the United States Virgin Islands. ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities and accident and health insurance in nine states; however, it does not presently underwrite accident and health insurance. At year-end 2003, MLLIC and ML Life had approximately $8.9 billion of life insurance in force and annuity contracts in force of more than $9.7 billion in value.

         Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuity products to MLPF&S customers. A significant portion of these sales consists of annuities issued by MLLIC and ML Life.

Trust Activities:

         Merrill Lynch provides personal trust, employee benefit trust and custodial services. Trust services in the United States are provided by Merrill Lynch Trust Company, FSB, a federally chartered savings bank. Trust services outside of the United States are provided by Merrill Lynch Bank and Trust Company (Cayman) Limited, Merrill Lynch Trust Services S.A. and Merrill Lynch Corporate (New Zealand) Limited.

GPC Lending/Bank Activities:

         For a full description of GPC activities within the Global Bank Group, including activities relating to credit products and banking services, please see the “GPC Deposit Taking and Lending Activities in the United States” and “GPC Banking Activities Outside the United States” sections under Global Bank Group Activities in Part I, Item 1 of this Report.

MERRILL LYNCH INVESTMENT MANAGERS (“MLIM”)

         MLIM is among the world’s largest asset managers with approximately $500 billion of assets under management at the end of 2003. The principal subsidiaries engaged in asset management activities conducted through the Merrill Lynch Investment Managers brand name are Merrill Lynch Investment Managers, L.P. (“MLIM LP”) and Merrill Lynch Investment Managers Limited (“MLIM Limited”).

         With portfolio managers located in the United States, the United Kingdom, Japan and Australia, MLIM:

●
manages a wide variety of investment products ranging from money market funds and other forms of short-term fixed income investments to long-term taxable and tax-exempt fixed income funds or portfolios, along a broad spectrum of quality ratings and maturities;

●	offers a wide array of taxable and tax-exempt fixed-income, equity and balanced mutual funds and segregated accounts to a diverse global clientele;

●	manages transitional portfolio restructurings for institutional clients changing investment objectives or managers; and

●	offers a wide assortment of index-based equity and alternative investment products.

         Current industry standards typically measure investment results for institutional accounts against a benchmark (such as the S&P 500 Index) and investment results for retail mutual funds against competitor results ranked by quartile within investment category as reported by third-party organizations. Approximately 70% of MLIM’s global assets under management were above benchmark or median for the 1-, 3- and 5-year periods ending December 2003.

         MLIM’s clients include institutions, high-net-worth individuals, retail investors, mutual funds and other investment vehicles. MLIM-branded mutual fund products are available through third-party distribution networks and the GPC distribution channel. MLIM also distributes certain of its products through GMI. MLIM maintains a significant sales and marketing presence in both the United States and outside the United States that is focused on acquiring and maintaining institutional investment management relationships, marketing its services to institutional investors both directly and through pension consultants. In December 2003, MLIM was granted a preparatory license from the Chinese Security Regulatory Commission to establish a joint venture fund management company with BOC International Holdings Limited (“BOCIH”). BOCIH is a wholly owned subsidiary of the Bank of China Group.

         In the United States, the MLIM brand of mutual funds (except for its money market funds) is generally offered pursuant to the Merrill Lynch Select Pricing system, which allows investors to choose from various pricing alternatives. At the end of 2003, MLIM provided global advisory services for mutual funds, unit investment trusts and other non-U.S. equivalent products totaling approximately $206 billion. MLIM’s international mutual fund activities are carried out principally through a single mutual fund family, Merrill Lynch International Investment Funds.

         MLIM manages separate accounts for high-net-worth retail investors. MLIM also manages assets for governments, pension funds, endowments and other institutional investors in a wide variety of active and passive strategies relating to both equity and fixed-income assets. At the end of 2003, MLIM managed a total of approximately $253 billion in institutional accounts.

         In addition to its retail fund business, MLIM offers a wide assortment of alternative investment products, including hedge funds, hedge fund of funds, private equity fund of funds, real estate funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high-net-worth retail and institutional investors. At the end of 2003, a total of approximately $5.4 billion of client capital was committed and approximately $3.6 billion was invested in alternative investment products.

OTHER BUSINESS ACTIVITIES

Global Bank Group Activities:

          The Merrill Lynch Global Bank Group provides the management platform for Merrill Lynch’s retail and capital markets banking products and services worldwide. Banks in the United States within this group include Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLBT” and with MLBUSA, the “ML U.S. Banks”). Both are state chartered depository institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). International banks in the group include Merrill Lynch International Bank Limited (“MLIB”), Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), Merrill Lynch Capital Markets AG, Merrill Lynch Bank (Suisse) S.A. and Merrill Lynch Bank and Trust Company (Cayman) Limited (“MLBT Cayman”). At year-end 2003, the ML U.S. Banks (including subsidiaries) had total assets of approximately $80.5 billion and the international banks (including subsidiaries) had total assets of approximately $35.6  billion.

         GPC Deposit Taking and Lending Activities in the United States

         Deposit Taking:

         The ML U.S. Banks offer certificates of deposit, transaction accounts and money market deposit accounts. They also issue VISA debit cards. The ML U.S. Banks derive the majority of their deposits from GPC securities brokerage clients. Rates for certain deposit products are based on the scope of the clients’ relationships with Merrill Lynch as defined by the value of the deposits and other assets in their accounts. The combined ML U.S. Banks’ deposits were approximately $65 billion at year-end 2003. The ML U.S. Banks’ deposits are utilized by MLBUSA for its own lending activities and for the lending activities of its subsidiaries. MLBT uses deposit funding to purchase residential mortgage loans and securities-based loans originated by MLBUSA and its subsidiaries. The ML U.S. Banks also utilize deposits to invest in a high credit quality investment securities portfolio.

         Residential Mortgage Lending Activities:

         Merrill Lynch Credit Corporation (“MLCC”), a wholly owned subsidiary of MLBUSA headquartered in Jacksonville, Florida, offers residential mortgage financing throughout the United States. MLCC offers clients a full range of credit products including first mortgage loans, home equity lines of credit and construction-to-permanent home financing enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate, fixed-to-adjustable-rate and fixed-rate mortgages. These products are delivered primarily through a long-term outsourcing arrangement with Cendant Mortgage Corporation (“Cendant”) in which Cendant performs substantially all of the origination processing functions on behalf of MLCC. Additionally, MLCC acquires a small portion of its loans pursuant to its correspondent lending program, which it plans to expand in 2004. Merrill Lynch employees remain engaged in the sales, marketing and distribution of MLCC mortgages and these financing solutions are offered to Merrill Lynch clients through Merrill Lynch’s FAs, the Financial Advisory Center and websites. MLCC is a major participant in the residential jumbo mortgage market in the U.S. During 2003, it originated approximately $20.6 billion in residential mortgage loans and additionally acquired approximately $2.2 billion of loans through its correspondent lending program. All of MLCC’s loans are serviced or sub-serviced by Cendant at its servicing headquarters located in Mt. Laurel, New Jersey.

         Business Financial Services:

         Merrill Lynch provides cash management and business financing services to small and mid-sized businesses. It provides cash management services through the Working Capital Management Account (“WCMA”), a brokerage account with MLPF&S that integrates cash management, investing and financing through one account. For additional information about WCMA accounts at MLPF&S, see Client Accounts in Part I, Item 1 of this Report.

         Merrill Lynch Business Financial Services Inc. (“MLBFS”), a wholly owned subsidiary of MLBUSA, provides commercial financing for qualifying small and mid-size businesses, including lines of credit and reducing revolver loans through the WCMA Commercial Line of Credit and the WCMA Reducing RevolverSM Loan, respectively. MLBFS also assists its qualifying business clients with equipment financing, owner-occupied commercial real estate and other specialized financing needs. At the end of 2003, total outstanding loans and unfunded commitments held by MLBFS and its affiliates (exclusive of its Merrill Lynch Capital division) were more than $5.4 billion and $2.9 billion, respectively, of which approximately 98% and 91%, respectively, were secured by assets pledged by clients.

         Securities Based Lending:

         MLBUSA, its subsidiary, MLCC, and its affiliate, Merrill Lynch Private Finance Ltd., offer securities-based loans primarily to individual clients. These loans are separate and distinct from margin loans available to clients from MLPF&S. Securities-based loans are collateralized by eligible securities held in MLPF&S securities brokerage accounts which are pledged by the borrower or a guarantor. The interest rates on securities-based loans are tied to a variable index, such as LIBOR, although some loans may have a fixed rate of interest.

         Transfer Agency Services:

         Financial Data Services Inc., a wholly-owned subsidiary of MLBT, is a registered transfer agent and provides support and services for both Merrill Lynch and non-Merrill Lynch mutual fund products.

         GMI Lending Activities in the United States

         Global Bank Group commercial lending activities are coordinated with GMI and include syndicated and bridge financing, asset based lending, commercial real estate lending, equipment financing, and standby or “backstop” credit in various forms (including syndicated and bilateral loans and lines of credit and standby letters of credit) for large institutional clients generally in connection with their commercial paper programs. The Loan Portfolio Management Group is responsible for the ongoing management of Merrill Lynch’s syndicated loan portfolio, including borrower surveillance (in partnership with Merrill Lynch’s Credit Risk Management group), documentation management, loan administration and credit risk hedging/loan sales activities.

         Merrill Lynch also provides corporate finance, commercial real estate and equipment financing lending to qualifying mid- and large-sized business clients through the Merrill Lynch Capital division of MLBFS (“Merrill Lynch Capital”). At the end of 2003, total outstanding loans and unfunded commitments held by Merrill Lynch Capital were more than $3.0 billion and $1.7 billion, respectively, of which approximately 98% were secured by assets pledged by clients.

         GPC Banking Activities Outside the United States

         MLIB, an authorized credit institution under the UK Financial Services and Markets Act 2000, provides collateralized lending, letter of credit and foreign exchange services to, and accepts deposits from, international private clients. In addition, it has a number of branch offices in which FAs are located who provide these services to various GPC affiliated entities or their customers.

         MLBT Cayman, licensed as a Bank & Trust company under the laws of the Cayman Islands, provides trust services and accepts current and time deposits from international private clients.

         Merrill Lynch Bank (Suisse) S.A. is a Swiss licensed bank, providing a full array of banking and brokerage products, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services to international private clients.

         GMI Banking Activities Outside the United States

         Commercial lending through banks outside of the United Sates is conducted through MLCMBL and MLIB, as well as through other non-bank Merrill Lynch affiliates. For a description of additional capital markets activities conducted by MLCMBL and MLIB, please see Derivative Dealing and Foreign Exchange Activities in Part I, Item 1 of this Report.

Research Services:

         The Global Securities Research & Economics Group provides equity, debt, foreign exchange and economic research services on a global basis to Merrill Lynch’s institutional and individual client sales forces and their customers. This group distributes fundamental equity and fixed-income research, economic analyses, technical market and quantitative analyses, convertible securities research and investment strategy recommendations covering both equity and fixed-income markets.

         Merrill Lynch’s rating system for equity securities offers investors three components to consider in assessing stocks: (1) the 0-to-12-month investment recommendation based on clearly defined levels of total return, including price appreciation potential; (2) the projected risk as measured by potential price volatility; and (3) the dividend outlook.

         Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals in 21 countries cover approximately 2,400 companies. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch’s individual and institutional customers through their FAs and account executives and various electronic sources, including Merrill Lynch’s websites.

         In April 2003, the Global Securities Research & Economics Group was reorganized across products, disciplines and regions to provide enhanced research analysis. The new structure includes the following groups: Global Strategy and Economics; Global Credit and Equity-Linked Research; Global Equity Research; Global Private Client Research; and the regional Research Recommendations Committees. In November 2003, The Global Securities Research & Economics Group formed the GPC Research Investment Committee (“RIC”). The RIC, in partnership with senior members of GPC management, reviews the disciplines and views of Merrill Lynch’s macroeconomic specialists to assist Research in focusing on providing targeted research to GPC clients.

         In December 2003, Merrill Lynch announced its intent to build its next-generation Research Analyst Workbench on Microsoft’s technology platform. It is anticipated that the Research Analyst Workbench will provide Merrill Lynch’s analysts with an integrated technology platform for research creation, product workflow and client distribution.

         Over the previous two years, the research function at integrated broker-dealers has been the subject of substantial regulatory and media attention. As a result of regulatory and legal mandates as well as firm initiatives, Merrill Lynch has enacted a number of new policies to enhance the quality of its research product including: modifying the compensation system for research analysts; forming regional Research Recommendations Committees to review equity analysts’ investment recommendations; adopting a new, simplified securities rating system; implementing new policies and procedures to comply with all legal requirements, including those limiting communications between equity research analysts and investment banking and other origination personnel; and adding additional disclosures on research reports regarding potential conflicts of interest. ML has also appointed an independent consultant to identify independent third-party research providers that will provide fundamental research on certain companies covered by Merrill Lynch. This research will be made available to Merrill Lynch private clients in the U.S. and, upon request, to institutional clients in the U.S. in accordance with legal requirements.

         The compensation system for research analysts includes an evaluation of the performance of analysts’ recommendations, including the extent to which the analyst’s insights and recommendations have benefited investors. The compensation of all analysts responsible for the substance of an equity research report is required to be reviewed and approved by a committee reporting to the Board of Directors of MLPF&S. The Management Development and Compensation Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, also reviews evaluation and compensation policies and processes applicable to research analysts to ensure compliance with legal and regulatory requirements. Additionally, the Audit Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, reviews budgeting and expense allocation processes applicable to compensation of research analysts to ensure compliance with legal and regulatory requirements. Merrill Lynch’s Investment Banking Group has no input into research analyst compensation.

Strategic Growth Initiatives

         Merrill Lynch has been investing in various growth initiatives intended to enhance its operating platform so that the firm can better serve the full breadth of client needs, further diversify and grow its revenues and profits, expand areas that complement existing scale and expertise, and address areas where market share, product range or efficiency can be improved. Management strives to identify industry trends early, carefully control spending and capital allocation, and actively monitor and measure the progress of these initiatives to enhance the probability of success. The strategic initiatives listed below are central to this strategy of disciplined growth.

GMI

         In GMI’s Global Markets business, growth initiatives emphasize building out revenue opportunities across asset classes and regions, including secured financing, principal investing, emerging markets debt, credit and other fixed income derivatives, foreign exchange, high yield products, commodities, portfolio trading, equity derivatives and prime brokerage. These initiatives include investments in personnel, infrastructure and technology. Select strategic investments or acquisitions may be used to accelerate the process of growth within various areas of the business. Examples include:

●
In March of 2003, GMI entered into a joint venture with UFJ Holdings (“UFJ”) as part of its efforts to further develop business in Japan. UFJ is Japan’s fourth-largest financial group. The joint venture focuses on managing problem loans made to small and medium-size companies in Japan.

●
In May 2003, GMI purchased a minority stake in Mizuho Advisory, Inc. Mizuho Advisory, Inc. is a consolidated subsidiary of Mizuho Financial Group and seeks to assist Mizuho’s corporate customers with financial restructuring. In November, GMI also reached an agreement with Nishi-Nippon Bank to assist in that bank’s corporate revitalization efforts.

●
In November of 2003, as part of its efforts to expand market-making capabilities, GMI purchased the listed options electronic market-making business of The Bear Stearns Companies Inc. This business functions through the International Securities Exchange, a fully electronic United States options platform.

●
In January 2004, GMI agreed to acquire ABN AMRO’s U.S. equities and options execution and clearing business. This acquisition is expected to accelerate GMI’s efforts to build its options clearing business, expand GMI’s client base and enhance services that are provided to clients in these businesses.

●
Also in January 2004, GMI agreed to purchase Wilshire Credit Corporation, one of the leading companies in the subprime, nonperforming and reperforming residential mortgage special servicing markets. It is expected that this acquisition will accelerate the growth of GMI’s residential mortgage business and complement GMI’s existing whole loan trading and securitization activities. In addition, the acquisition is expected to enable GMI to significantly grow its principal investment business and expand into new product areas including the servicing of nonperforming, reperforming, and closed-end second mortgages.

         In Investment Banking, GMI has emphasized the integration of its capital markets, origination and advisory functions while strengthening its industry-focused practices in financial institutions, real estate and energy and power. It has also emphasized the building out of coverage of areas such as consumer retail and industrial companies and areas where Merrill Lynch is under-represented such as leveraged finance and corporate derivatives. This is expected to be accomplished by targeted recruiting of seasoned senior investment bankers.

GPC

         Growth initiatives in GPC have emphasized improving the array of value-added products and services Merrill Lynch Financial Advisors offer clients, as well as enhancing distribution capacity.

         The 2003 introduction of Total Merrill, a fully integrated array of wealth management services, is intended to broaden and enhance existing relationships and attract new clients in the United States. The Beyond Banking product, part of the Total Merrill relationship, offers clients a comprehensive, convenient cash management solution including nationwide ATM access, checking, direct deposit and charge cards. As another part of GPC’s efforts to expand the services included in the Total Merrill financial management platform, in September of 2003 GPC formed a strategic partnership with MBNA America Bank N.A., one of the largest independent credit card lenders in the world. As part of this partnership, MBNA will develop, market and service a full line of unsecured Merrill Lynch branded credit cards for Merrill Lynch clients. MBNA will also market Merrill Lynch products and services to certain of its customers.

         Additionally, GPC is placing more resources of the firm behind retirement products and services to strengthen the platform, improve client service and increase the IRA rollover business.

         GPC also remains focused on building and enhancing the profitability of its non-U.S. business. Following a strategic review of the private client business in Germany, in October of 2003, GPC agreed to sell this business to UBS Wealth Management AG. GPC is also making investments to enhance its presence in Swiss private banking.

         To increase distribution capacity, GPC has announced and is implementing plans to increase its recruiting and training of high-quality experienced Financial Advisors and trainees. GPC has also emphasized the formation of teams of Financial Advisors that leverage the expertise of each individual across a wider array of clients and products.

MLIM

         MLIM’s growth strategy has focused on enhancing the distribution of its asset management products by enhancing its relationship with GPC as well as establishing and building relationships with third-party retail distributors in Europe, Japan, and Asia, as well as in the U.S. MLIM is also working to expand its presence in the U.S. institutional market.

         In December of 2003, MLIM announced that it had been granted a preparatory license from the Chinese Security Regulatory Commission to establish a joint venture fund management company with BOH International China Limited and BOC International Holdings (“BOCIH”). BOCIH is a wholly owned subsidiary of the Bank of China Group. By partnering with the Bank of China Group, it is expected that MLIM will achieve strategic entry into China’s investment management market alongside a financial institution in the region.

Competition

         All aspects of Merrill Lynch’s business are intensely competitive, particularly underwriting, trading and advisory activities, and have been affected by consolidation within the financial services industry and by the entry of non-traditional competitors, such as commercial banks, insurance companies and online financial services providers.

         Merrill Lynch competes for clients, market share and human talent in every aspect of its business.

         Merrill Lynch competes directly on a global basis with other U.S. and non-U.S. trading, investment banking and financial advisory service firms and brokers and dealers in securities. It also competes with commercial banks and their affiliates in these businesses, particularly in its derivatives and capital markets businesses. Many of Merrill Lynch’s non-U.S. competitors may have competitive advantages in their home markets. Merrill Lynch’s competitive position depends to an extent on prevailing worldwide economic conditions and U.S. and non-U.S. government policies.

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

Regulation

         Certain aspects of Merrill Lynch’s business, and the business of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. government agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the interests of those participating in those markets.

●
These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission (“CFTC”), the FDIC, the Municipal Securities Rulemaking Board (“MSRB”), the State of New Jersey Department of Banking and Insurance (“NJDBI”), the State of New York Banking Department (“NYSBD”), the State of Utah Department of Financial Institutions (“UTDFI”) and the Office of Thrift Supervision (“OTS”).

●
Outside the United States, these regulators include the Financial Services Authority (“FSA”) in the United Kingdom; the Irish Financial Services Regulatory Authority; the Federal Banking Supervisory Authority in Germany; the Commission Bancaire Comite des Establissements de Credit des Enterprises d’Investissement and the Conseil des Marches Financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange; the Japanese Financial Supervisory Agency; the Monetary Authority of Singapore; the Office of Superintendent of Financial Institutions in Canada; the Canadian Securities Administrators; the Securities Commission in Argentina; the Securities Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

         Additional legislation and regulations, and changes in rules promulgated by the SEC or other U.S. Federal and state government regulatory authorities and self-regulatory organizations and by non-U.S. government regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch. Certain of the operations of Merrill Lynch are subject to compliance with privacy regulations enacted by the U.S. Federal and state governments, the European Union, other jurisdictions and/or enacted by the various self-regulatory organizations or exchanges.

         Outside the United States, there has been continued focus by regulators and legislators on regulatory supervision of both commercial and investment banks as an industry and on an individual basis, especially in the areas of capital and risk management. Recent European Union legislation will require that financial services groups based outside the European Union with regulated entities within a country in the European Union have “equivalent” consolidated supervision at the parent-company level in their home country. As a response to these developments, in November of 2003, the SEC proposed certain rule amendments under the Securities Exchange Act of 1934 that would establish a voluntary alternative method for computing net capital charges for certain broker-dealers. In order to use the voluntary method, which is based on mathematical models for market and credit risk, a broker-dealer (such as MLPF&S) must apply to the SEC for approval and its holding company (such as ML & Co.) must consent to group-wide supervision by the SEC as a consolidated supervised entity. The holding company would undertake, among other things, to permit the SEC to examine the books and records of the holding company and any affiliate that does not have a “principal regulator;” compute its capital as required under the proposal; and provide certain reports to the SEC. Merrill Lynch is in the process of addressing these developments.

UNITED STATES REGULATORY OVERSIGHT AND SUPERVISION

Broker Dealer Regulation:

         MLPF&S and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as securities exchanges (including The New York Stock Exchange, Inc. (“NYSE”)) and the National Association of Securities Dealers, Inc. (“NASD”). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S and the MLIM entities, are registered as investment advisers with the SEC.

         The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch affiliates. Additional information regarding certain net capital requirements is set forth in Note 17 to the Consolidated Financial Statements on page 89 of the 2003 Annual Report.

         In response to an agreement entered into with the Department of Justice with respect to regulatory inquiries regarding Enron, Merrill Lynch formed the Special Structured Products Committee in November 2003. This Committee, which is comprised of senior managers across business, support, risk and compliance functions, reviews a variety of complex structured transactions with the objective of advancing the appropriateness and integrity of client dealings.

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

         In 1995, Merrill Lynch, along with certain other major U.S. securities firms, implemented a voluntary oversight framework to address issues related to capital, management controls and counterparty relationships arising out of the over-the-counter derivatives activities of unregulated affiliates of SEC-registered broker-dealers and CFTC-registered futures commission merchants. Merrill Lynch formed its Risk Oversight Committee at that time as an extension of its risk management process to provide general oversight of risk management for all of its institutional trading activities and to monitor compliance with its commitments respecting this voluntary oversight initiative. See “Risk Management” on page 36 of Management’s Discussion and Analysis in the 2003 Annual Report.

         Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities and the conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers or its employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

Sarbanes-Oxley and Related Rules:

         Aspects of Merrill Lynch’s public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and certain related regulations and rules proposed and/or adopted by the SEC and the NYSE. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that Merrill Lynch’s financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off-balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the audit committee of our Board of Directors includes a financial expert. Related rules proposed by the NYSE were approved by the SEC in November 2003 and will require that the Chief Executive Officer certify compliance with NYSE corporate governance standards. These rules require listed companies to, among other items, adopt corporate governance guidelines and a code of business conduct, tighten applicable criteria for determining Board, director and audit committee member independence, and increase the authority and responsibilities of the audit committee.

         Additionally, beginning in December 2004, Section 404 of Sarbanes-Oxley will require that Merrill Lynch’s management make an assertion as to the effectiveness of its internal controls over financial reporting. Merrill Lynch’s independent auditors will be required to attest to management’s assertion. In preparation for this requirement, during 2003, Merrill Lynch formed a Project Management Office, to facilitate ongoing internal control reviews, coordinate the documentation process for these reviews, provide direction to the business and control groups involved in this initiative and assist in the assessment and remediation of any identified weaknesses in internal controls over financial reporting. Merrill Lynch also formed a Steering Committee comprised of senior management from Merrill Lynch’s finance, corporate audit, risk, operations, technology and legal functions. This Committee is responsible for reviewing the progress of the Section 404 compliance initiative and directing the efforts of the Project Management Office.

Mutual Fund Industry Regulation:

         During 2003, abuses by certain participants in the mutual fund industry, including market timing, late trading and selective disclosure, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and enhance required disclosure and supervision of market timing policies and pricing. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and requiring that funds designate a single chief compliance officer. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses and therefore adversely affect the profitability of these businesses.

Research Related Regulation:

         In April 2003, the SEC’s Regulation Analyst Certification (“Regulation AC”) became effective. Regulation AC requires research analysts to certify that the opinions expressed by them in research reports accurately reflect their views on the securities and issuers discussed in the research report and that they have not been compensated for the specific recommendations or views contained in the report. Regulation AC also requires analysts to make substantially equivalent certifications on a quarterly basis to their firm with respect to recommendations and views expressed on securities and issuers by them in public appearances during that quarter.

         Additionally, during 2003, the NYSE and the NASD adopted new rules relating to equity research, including a new registration requirement for equity analysts. Also, pursuant to the requirements of Sarbanes-Oxley, the NYSE and NASD adopted rules requiring additional disclosures to be made in research reports and in analysts’ public appearances relating to potential conflicts of interest that may arise from the firm’s non-investment banking business relationships with covered companies. These new disclosure rules become effective in April 2004. Additionally, Merrill Lynch has added disclosure on research reports to provide investors with additional information about potential conflicts of interest in response to the requirements of regulators outside of the U.S.

         In connection with global regulatory settlements relating to investment banking and research practices, Merrill Lynch and several other major investment banking firms agreed to adopt a policy of prohibiting the allocation of “hot issue” initial public offerings to executive officers or directors of any U.S. public company, or their immediate family members. Merrill Lynch adopted such a policy in October 2003.

Client Information Regulation:

         Broker-dealers and certain other financial institutions are subject to the USA PATRIOT Act of 2001, which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires broker-dealers and other financial institutions to establish anti-money laundering compliance programs which must include policies and procedures to verify client identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Merrill Lynch has established policies, procedures and systems designed to comply with these new regulations. Compliance with the Act may result in additional financial expenses for financial institutions, including Merrill Lynch, and may subject firms to additional liability. In compliance with the Act, in October 2003, Merrill Lynch also adopted a Customer Identification Program.

         Additionally, in May 2003, the SEC’s Client Data Validation rule became effective requiring brokerage firms to provide clients with a confirmation of certain data used for making investment recommendations or suitability determinations with respect to an account.

         Financial institutions, including Merrill Lynch, have also become subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach Bliley Act in the United States and the European Union Data Protection Directive in EU countries. Merrill Lynch has adopted additional policies and procedures in response to such requirements and may experience incremental operating and technology costs as a result.

Additional Regulation of U.S. Entities:

         MLPF&S and ML PRO are registered futures commission merchants and, as such, are regulated by the CFTC and the National Futures Association (“NFA”). The CFTC and the NFA impose net capital requirements on these companies. In addition, these companies are subject to the rules of the futures exchanges and clearing associations of which they are members.

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

         Merrill Lynch’s banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLBT is regulated primarily by the NJDBI and the FDIC.

         MLBUSA is regulated primarily by the UTDFI and the FDIC. MLBFS and MLCC are wholly-owned subsidiaries of MLBUSA, and certain of their activities are regulated and subject to examination by the FDIC and the UTDFI. In addition to Utah and the FDIC, MLCC is also licensed or registered to conduct its lending activities in 30 other jurisdictions and MLBFS is licensed or registered in eight jurisdictions, subjecting each to regulation and examination by the appropriate authorities in those jurisdictions. Merrill Lynch Trust Company, FSB, a federal savings bank, is subject to regulation by the OTS and, in addition, is an investment adviser subject to regulation by the SEC.

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

NON-U.S. REGULATORY OVERSIGHT AND SUPERVISION

         Merrill Lynch’s business is also subject to extensive regulation by various non-U.S. regulators including governments, securities exchanges, central banks and regulatory bodies. Certain Merrill Lynch subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the United States are regulated by various government entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities. In some cases, the legislative and regulatory developments outside the U.S. applicable to these subsidiaries may have a global impact. In particular, recent European Union legislation will require that ML & Co., as a financial services group based outside the European Union with regulated entities in countries in the European Union, have “equivalent” consolidated supervision at the parent-company level, as discussed above.

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

         MLI and MLIB are regulated and supervised in the United Kingdom by the FSA and in other jurisdictions, by local regulators. MLCMBL, which engages in the derivatives business, is regulated by the Irish Financial Services Regulatory Authority. MLIB and MLCMBL are also subject to regulation by the NYSBD. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investments Commission or the Australian Prudential Regulatory Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the Financial Supervisory Agency as well as other Japanese regulatory authorities.

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

         Merrill Lynch has offices in various locations throughout the world. Other than those described below as being owned, substantially all Merrill Lynch offices are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is the location and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities support various Merrill Lynch business segments. Information regarding Merrill Lynch’s property lease commitments is set forth in “Leases” in Note 13 to the Consolidated Financial Statements in the 2003 Annual Report.

Principal Facilities in the United States:

         Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Merrill Lynch affiliates lease the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in the North Tower. As of December 2003, Merrill Lynch occupies the entire North Tower and approximately 20% of the South Tower.

         In New York City, MLPF&S leases 662,000 square feet in lower Manhattan. The lease for these premises expires in 2007. Merrill Lynch occupies 70% of a 760,000 square foot building at 222 Broadway that is owned by a Merrill Lynch subsidiary. In New Jersey, a Merrill Lynch affiliate owns a 389,000 square foot hotel, conference and training center that is currently being marketed for sale and a 669,000 square foot office building in Plainsboro. Another Merrill Lynch affiliate owns a 414,000 square foot building on 34 acres at 300 Davidson Avenue in Somerset that was vacated in 2001 and is currently being marketed for sale. MLPF&S holds a 590,000 square foot lease at 101 Hudson Street in Jersey City, which expires in 2007 if certain renewal rights are not exercised. A Merrill Lynch affiliate owns and occupies facilities of 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings (a large portion of one is leased to a third party). In April 2003, Merrill Lynch sold a 70-acre campus in Englewood, Colorado that included two buildings that were closed in June 2002.

Principal Facilities Outside the United States:

         Merrill Lynch occupies various sites in London. Merrill Lynch owns and occupies 100% of its 560,000 square foot London headquarters facility known as Merrill Lynch Financial Centre. In addition to the Merrill Lynch Financial Centre, Merrill Lynch leases approximately 604,486 square feet in other London locations with various terms, the longest of which lasts until 2015. It occupies 339,104 square feet of this space and has either sublet or is currently marketing the remainder. In December 2003, Merrill Lynch entered into a lease agreement with a 10 year term for Merrill Lynch’s new headquarters in Tokyo. Construction on this building has been completed and Merrill Lynch is in the process of occupying 260,000 square feet of office space in the building. The new headquarters replaces certain other leased facilities in Tokyo.

Item 3.	Legal Proceedings

         ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in various legal actions and arbitration proceedings arising in connection with the operation of ML & Co.’s businesses. These include the following:

IPO Allocation Litigation:

         In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten underwriting defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed co-conspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies . . . and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint. The plaintiffs have appealed.

         In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 class action complaints alleging violations of the federal securities laws. The complaints involve the initial public offerings and follow-on offerings of the stock of 106 different issuers, as well as claims related to the B2B Internet HOLDRS Trust and Internet Infrastructure HOLDRS Trust. Merrill Lynch was a book runner for the offerings of 15 issuers, joint book runner for the offerings of 5 issuers, a co-managing underwriter for the offerings of 30 issuers, and a small percent underwriting syndicate member for 56 issuers. The complaints allege that Merrill Lynch and dozens of other underwriting defendants artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On July 1, 2002, Merrill Lynch and the other underwriter defendants moved to dismiss the complaints. On February 19, 2003, the court issued an opinion denying in part and granting in part the underwriter defendants’ motion to dismiss. On July 21, 2003, Merrill Lynch filed Answers denying the substantive allegations in the Complaints. The matter is now in the discovery phase of the litigation. On October 14, 2003, plaintiffs selected five focus cases for purposes of determining the propriety of class certification. On November 26, 2003, Merrill Lynch selected a focus case for purposes of determining the propriety of class certification. The class certification issues are scheduled to be fully briefed by April 2004.

         In June 2003, plaintiffs announced that they had entered into a Memorandum of Understanding with the issuer defendants and the issuers’ present and former officers and directors. Under the terms of the Memorandum of Understanding, the insurers of the issuers would guarantee recovery of at least $1 billion by the class members. To the extent that plaintiffs recover from the underwriter defendants, this amount would be reduced. Over 40 underwriters, including Merrill Lynch, remain as defendants in the actions.

Enron Litigation:

         Newby v. Enron Corp. et. al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Enron, certain Enron executives and directors, its accountants, law firms and investment banks violated the federal securities laws by artificially inflating the price of Enron securities. The complaint alleges that Merrill Lynch violated the securities laws in connection with its role as an underwriter of Enron stock, its research analyst coverage of Enron stock, and its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. Merrill Lynch filed a motion to dismiss on May 8, 2002. The court denied the motion to dismiss on December 19, 2002. On January 27, 2003, the Court issued an order denying Merrill Lynch’s motion for reconsideration of its order denying Merrill Lynch’s motion to dismiss, but clarifying that the lead plaintiff would be required to file an amended complaint as to Merrill Lynch and that Merrill Lynch would have an opportunity to challenge the adequacy of the amended complaint through an additional motion to dismiss. On May 14, 2003, the plaintiffs filed a Second Amended Complaint. On June 18, 2003, Merrill Lynch filed a motion to dismiss the Second Amended Complaint. Merrill Lynch’s motion to dismiss is fully briefed. In addition, the issue of class certification has been fully briefed.

         Tittle v. Enron Corp. et. al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action complaint filed in the United States District Court for the Southern District of Texas against numerous defendants, including Merrill Lynch. The complaint alleges that the defendants conspired and/or aided and abetted the Enron insider defendants in defrauding Enron employees and inducing them to purchase and/or hold Enron securities in their retirement plans at inflated prices. In May 2002, the defendants, including Merrill Lynch, filed motions to dismiss. On October 1, 2003, the court issued an opinion granting Merrill Lynch’s motion to dismiss in its entirety.

         In re Enron Corp.: On September 24, 2003, Enron Corporation filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against a large collection of financial institutions, including Merrill Lynch. An amended complaint was filed on December 5, 2003. The complaint alleges that the conduct of Merrill Lynch and other bank defendants contributed to Enron’s bankruptcy. Merrill Lynch is vigorously defending the action.

         Other Litigation: Numerous other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities, including actions by state pension plans and other state investment entities that purchased Enron securities and actions by other purchasers of Enron securities. There has been no adjudication of the merits of these claims.

         Government Actions: On March 17, 2003, Merrill Lynch announced that it had entered into a final settlement agreement with the Securities and Exchange Commission regarding a previously disclosed investigation into two 1999 transactions with Enron. This agreement, in which Merrill Lynch neither admitted nor denied any wrongdoing, finalized a previously reported settlement-in-principle of February 20, 2003 and concluded the SEC’s investigation of all Enron-related matters with respect to Merrill Lynch. In September 2003, the United States Department of Justice agreed not to prosecute Merrill Lynch for crimes that may have been committed by its former employees related to certain transactions with Enron, subject to certain understandings, including Merrill Lynch’s continued cooperation with the Department, its acceptance of responsibility for conduct of its former employees, and its agreement to adopt and implement new policies and procedures related to the integrity of client and counter-party financial statements, complex structured finance transactions and year-end transactions. The Department of Justice has indicted certain former Merrill Lynch employees for alleged criminal misconduct in connection with transactions with Enron, and the SEC has brought civil actions against certain former employees as well. The former employees have denied the allegations and are awaiting trial.

Research Litigation:

         In re Merrill Lynch & Co., Inc. Research Reports Securities Litigation: Merrill Lynch has been named in over 30 research-related class actions brought in or transferred to the United States District Court for the Southern District of New York. These actions challenge the independence and objectivity of Merrill Lynch’s research recommendations and related disclosures.

         On February 7, 2003, Merrill Lynch moved to dismiss several actions that had been filed under state law. On April 10, 2003, and May 6, 2003, the court granted Merrill Lynch’s motions to dismiss these actions. Plaintiffs appealed the dismissal of two of these actions to the United States Court of Appeals for the Second Circuit, and these appeals have been fully briefed and argued.

         On June 30, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to 24/7 Real Media, Inc. and Interliant, Inc. On July 2, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the Global Technology Fund. On August 15, 2003, the court denied plaintiffs’ motion for reconsideration of these decisions. On October 7, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to Rhythms Net Connections, Inc. On October 22, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the Focus Twenty Fund. On October 29, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to eToys, Inc., Homestore.com, Internet Strategies Fund, iVillage Inc., Lifeminders, LookSmart Ltd., Openwave Systems, Inc., Pets.com, Inc., and Quokka Sports. Merrill Lynch has moved or is in the process of moving to dismiss the remaining research class actions. Plaintiffs have appealed the dismissals to the United States Court of Appeals for the Second Circuit.

         In re Merrill Lynch Tyco Research Securities Litigation: On June 4, 2003, shareholders of Tyco International filed a class action in the United States District Court for the Southern District of New York alleging that a former Merrill Lynch research analyst engaged in a variety of improper practices in connection with research analysis on Tyco International. On February 18, 2004, the court granted Merrill Lynch’s motion to dismiss the claims related to Tyco.

         Government Actions: On April 28, 2003, the Securities and Exchange Commission, New York Stock Exchange, National Association of Securities Dealers, and state securities regulators announced that the settlements-in-principle that the regulators had disclosed on December 20, 2002 had been reduced to final settlements with regard to ten securities firms, including Merrill Lynch. On October 31, 2003, the United States District Court for the Southern District of New York entered final judgments in connection with the April 28, 2003, research settlements. The final settlements pertaining to Merrill Lynch, which involved both monetary and non-monetary relief set forth in the regulators’ announcements, brought to a conclusion the regulatory actions against Merrill Lynch related to alleged conflicts of interest affecting research analysts. Merrill Lynch entered into these settlements without admitting or denying the allegations and findings by the regulators, and the settlements did not establish wrongdoing or liability for purposes of any other proceedings.

         State of West Virginia v. Bear Stearns, et al : On or about June 27, 2003, the Attorney General for the State of West Virginia brought an action against the defendants that participated in the April 28, 2003, settlement described above. The action, filed in the West Virginia State Court, alleges that the defendants’ research practices violated the West Virginia Consumer Credit and Protection Act. On August 27, 2003, defendants moved to dismiss on grounds that the West Virginia Consumer Credit and Protection Act does not relate to or apply to securities and the complaint exceeds the Attorney General’s authority. In addition, Merrill Lynch filed a supplemental brief asserting that because it had already settled with the State of West Virginia in November 2003 concerning the same alleged research practices, the present action was barred. On October 1, 2003, the West Virginia Attorney General filed his response, and on October 27, 2003, the defendants filed their replies. No decision has been issued.

IPO Underwriting Spread Litigation:

         In re Public Offering Fee Antitrust Litigation : Merrill Lynch is one of approximately two dozen defendants that have been named in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and certain issuers in initial public offerings. On February 9, 2001, the court dismissed the consolidated amended complaint filed by the investors, and on April 11, 2001, denied the investors’ motion for reconsideration. On December 13, 2002, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case back to the district court. Defendants again moved to dismiss the investor claims, and that motion has been fully briefed. With regard to the issuer claims, the defendants also moved to dismiss those claims on September 28, 2001. The court denied defendants’ motion to dismiss on September 25, 2002. On October 15, 2002, defendants filed a motion to certify the denial of the motion to dismiss to the Second Circuit for interlocutory review. On January 17, 2003, the district court issued an order deferring a ruling on that motion until there is a ruling on the defendants’ motion to dismiss the investor claims. On February 24, 2004, the district court granted defendants’ motion to dismiss the claims for damages and penalties, and permitted the case to proceed only with regard to plaintiffs’ claim for injunctive relief. An earlier investigation by the Department of Justice into related practices was closed without action.

Global Crossing Litigation:

         In re Global Crossing Ltd. Securities Litigation: On or about January 28, 2003, Merrill Lynch was named as one of several dozen defendants in a class action filed in the United States District Court for the Southern District of New York. Plaintiffs assert claims against Merrill Lynch in connection with a March 1999 fairness opinion that Merrill Lynch issued to the Board of Directors of Global Crossing in connection with its acquisition of Frontier Corporation, as well as in connection with two Global Crossing securities offerings that took place in April 2000 in which Merrill Lynch was a member of the underwriting syndicate. Merrill Lynch filed a motion to dismiss on April 21, 2003. On April 14, 2003, plaintiffs filed an amended complaint adding allegations related to Asia Global Crossing. On December 18, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the issuance of the fairness opinion but denied Merrill Lynch’s motion to dismiss with regard to its role as an underwriter for the April 2000 offerings.

Allegheny Energy Litigation:

         Merrill Lynch v. Allegheny Energy, Inc. : On September 24, 2002, Merrill Lynch filed an action in the United States District Court for the Southern District of New York against Allegheny Energy, Inc. The complaint alleges that Allegheny owes Merrill Lynch the final $115 million payment due in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York claiming misrepresentations in connection with Merrill Lynch’s sale of the energy trading business to Allegheny. In July 2003, Merrill Lynch filed a motion to dismiss. On November 24, 2003, the court denied Merrill Lynch’s motion to dismiss. The case is now in the document discovery phase.

Boston Chicken Litigation:

         BCI Trustee Litigation: The Plan Trustee, appointed by the Boston Chicken Inc. (“BCI”) Plan of Reorganization, has filed claims against numerous defendants, including Merrill Lynch and other underwriters, alleging damages to BCI resulting from debt and equity offerings in which the underwriters participated between 1993 and 1997. The Plan Trustee’s suit is pending in federal district court in Phoenix, Arizona. The court has denied the motions to dismiss filed by the Underwriter defendants, inviting a re-filing, in the form of a motion for summary judgment, before trial. Discovery has now been concluded. In February 2004, the Underwriters filed motions for summary judgment, which are pending before the court.

Worldcom ERISA Litigation:

         In re Worldcom ERISA Litigation : On December 20, 2002, plaintiffs filed a Consolidated Master Class Action Complaint in the United States District Court for the Southern District of New York against approximately 20 defendants, including Merrill Lynch Trust Co. of America (“ML Trust”) in its capacity as a directed trustee for the Worldcom 401(k) Salary Savings Plan. The complaint, brought on behalf of participants in the Worldcom 401(k) Salary Savings Plan and its predecessor plans, alleges as to ML Trust that it should have informed fiduciaries of the Plan or participants in the Plan that the investments that the participants chose to make in Worldcom stock were increasingly risky and potentially imprudent. On June 17, 2003, the court issued an order granting in part and denying in part Merrill Lynch’s motion to dismiss. The matter is now in discovery.

Shareholder Derivative Actions:

         In the shareholder derivative actions discussed below, ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. Any recovery obtained by plaintiffs would be for the benefit of ML & Co.

         Miller v. Schreyer, et. al., a consolidated derivative action instituted October 11, 1991 in the Supreme Court of the State of New York, New York County, alleges, among other things, breach of fiduciary duty against certain present or former ML & Co. directors, in connection with securities trading transactions that occurred at year-end 1984, 1985, 1986 and 1988 between subsidiaries of ML & Co. and Guarantee Security Life Insurance Company, which was later liquidated. On December 15, 2003, the matter was settled. The directors vigorously contested the allegations in the complaint, and there was no finding of any liability. Before the settlement, a Special Litigation Committee made up of outside directors recommended that the action be dismissed, and a motion to dismiss the action was pending at the time of the settlement.

         Spear v. Conway, et. al., a derivative action instituted on or about August 1, 2002, in the Supreme Court of the State of New York, County of Kings, alleges breach of fiduciary duty by ML & Co. directors in connection with, among other things, allegedly failing to establish internal controls sufficient to ensure that the company’s business activities were carried out in a lawful manner. The complaint alleges the breach principally in connection with Merrill Lynch’s research practices. On October 24, 2003, the Supreme Court granted the defendants’ motion to dismiss. A notice of appeal was filed on November 26, 2003.

         Mullin v. Komansky, et. al., a derivative action instituted on or about June 19, 2003, in the Supreme Court of the State of New York, County of New York, makes allegations similar to the allegations in Spear v. Conway, described above. The Mullin action is not currently being prosecuted while the Spear action is on appeal.

         Fink v. Komansky, et. al., a derivative action instituted on or about January 17, 2003 in the United States District Court for the Southern District of New York, alleges breach of fiduciary duty by ML & Co. directors in connection with Merrill Lynch’s involvement with Enron. Damages in an unspecified amount are sought. On or about November 21, 2003, defendants moved to dismiss the action. That motion is pending.

Other:

         Merrill Lynch has been named as a defendant in various other legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 has resulted in increased legal actions against many firms, including Merrill Lynch, and will likely result in higher professional fees and litigation expenses than those incurred in the past.

         Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch.

         Given the number of these legal actions, investigations and proceedings, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and, where appropriate, will vigorously contest these actions. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to it, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 4.	Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the 2003 fourth quarter.

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

E. Stanley O’Neal (52)

Chairman of the Board since April 2003; Chief Executive Officer since December 2002; President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client (now a part of Global Private Client) from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000.

Rosemary T. Berkery (50)

Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client (now a part of Global Private Client) Marketing and Investments from June 2000 to September 2001; Co-Director of Global Securities Research and Economics Group from April 1997 to June 2000.

Robert C. Doll (49)

Senior Vice President since April 2002; Chief Investment Officer and President of Merrill Lynch Investment Managers (“MLIM”) since September 2001; Co-Head MLIM Americas from November 1999 to September 2001; Chief Investment Officer for Equities for MLIM Americas from June 1999 to November 1999; prior to joining Merrill Lynch, Chief Investment Officer of OppenheimerFunds, Inc. from January 1999 to June 1999.

Ahmass L. Fakahany (45)

Executive Vice President since December 2002; Chief Financial Officer since November 2002; Chief Operating Officer for Global Markets and Investment Banking (“GMI”) from October 2001 to November 2002; Senior Vice President and Finance Director from December 1998 to October 2001.

Gregory J. Fleming (41)

Executive Vice President since October 2003; President of GMI since August 2003; Chief Operating Officer of the Global Investment Banking Group of GMI from January 2003 to August 2003; Co-Head of the Global Financial Institutions Group of GMI from April 2001 to August 2003; Head of the United States Financial Institutions Group of GMI from June 1999 to April 2001; Managing Director of the Global Investment Banking Group of GMI from February 1999 to October 2003.

James P. Gorman (45)

Executive Vice President since July 1999; President of Global Private Client since November 2002; President of U.S. Private Client (now a part of Global Private Client) from September 2001 to November 2002; Head of U.S. Private Client Relationship Group from May 2000 to September 2001; Chief Marketing Officer from July 1999 to May 2000; Joined Merrill Lynch in July 1999. Prior to joining Merrill Lynch, Senior Partner, Financial Institutions Practice of McKinsey & Company, Inc. from June 1997 to July 1999.

Do Woo Kim (41)

Executive Vice President since October 2003; President of GMI since August 2003; Head of the Global Debt Markets Group of GMI from October 2001 to August 2003; Managing Director and Head of Global Enterprise Risk Management within the Global Debt Markets Group of GMI from April 2000 to October 2001; Head of the Fixed Income business in Japan from July 1997 to March 2000.

Robert J. McCann (45)

Executive Vice President and Vice Chairman, Wealth Management Group since August 2003; Vice Chairman and Director of Distribution and Marketing for AXA Financial from March 2003 to August 2003; Head of the Global Securities Research and Economics Group of Merrill Lynch from October 2001 to March 2003; Chief Operating Officer of GMI from September 2000 to October 2001; Head of the Global Institutional Client Division of GMI from August 1998 to September 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also listed on the Chicago Stock Exchange, Pacific Exchange, Euronext Paris S.A., London Stock Exchange and Tokyo Stock Exchange. Information relating to the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of common stock, and the frequency and amount of cash dividends declared for the two most recent fiscal years, is set forth under the captions “Dividends Per Common Share” and “Stockholder Information” on page 90 of the 2003 Annual Report and such information is incorporated herein by reference.

         In February 2004, Merrill Lynch announced that its board of directors has authorized the repurchase of up to $2 billion of the company’s outstanding common shares. The authority will be exercised from time to time as market conditions warrant and subject to regulatory considerations. Any repurchases are intended to make appropriate adjustments to the company’s capital structure and are for general corporate purposes.

Item 6.	Selected Financial Data

         Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table “Selected Financial Data” on page 16 of the 2003 Annual Report (excluding for this purpose the information set forth under the headings “Financial Ratios” and “Other Statistics”). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 46 to 89 of the 2003 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 17 to 44 of the 2003 Annual Report under the caption “Management’s Discussion and Analysis” and is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 46 to 89 of the 2003 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is set forth on pages 37 to 38 of the 2003 Annual Report under the caption “Management’s Discussion and Analysis” and in Note 6 to the Consolidated Financial Statements, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

         The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 2003 Annual Report on pages 46 to 89, and are incorporated herein by reference. In addition, the information on page 90 of the 2003 Annual Report under the caption “Quarterly Information” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

         In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures are effective.

         In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

         Information relating to Directors of the Registrant is set forth under the caption “Election of Directors” on pages 6 to 8 of ML & Co.’s Proxy Statement dated March 9, 2004 for its 2004 Annual Meeting of Shareholders to be held on April 23, 2004 (“2004 Proxy Statement”) and is incorporated herein by reference. Information relating to ML & Co.’s executive officers is set forth at the end of Part I of this Report on pages 39 and 40 under the caption “Executive Officers of Merrill Lynch & Co., Inc.” Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 42 of the 2004 Proxy Statement.

         Information relating to the ML & Co. Board of Directors’ determination regarding the service of an audit committee financial expert on the Board’s Audit Committee and the names and independence of such experts are set forth under the captions “Board Independence and Expertise” on page 14 of the 2004 Proxy Statement and “The Audit Committee” on page 19 of the 2004 Proxy Statement and is incorporated herein by reference. Information relating to the identities of the members of the Board’s Audit Committee is set forth under the caption “Board Committee Membership and Meetings” on page 18 of the 2004 Proxy Statement and is also incorporated herein by reference. The information regarding the procedures by which shareholders may recommend nominees to the ML & Co. Board of Directors is incorporated herein by reference from the information appearing under the captions “Information on the Director Nomination Process” and “Information Regarding Shareholder Proposals for the 2005 Annual Meeting” on pages 17 and 41 respectively, of the 2004 Proxy Statement.

         The Company’s Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (“Guidelines”) sets forth the fundamental principles and key policies and procedures that govern the conduct of all of the Company’s directors, officers and employees. Financial Professionals are required to conduct their personal and professional affairs in a manner that is consistent with the ethical and professional standards set forth in the Guidelines, as well as the supplemental Code of Ethics for Financial Professionals (“Financial Code”). In 2002, ML & Co.’s Board of Directors adopted an amended version of the Guidelines that was designated as the Company’s code of ethics for directors, officers and employees in performing their duties. A copy of the Guidelines is filed as exhibit 14.1 to this Report. In 2003 the Board of Directors adopted the Financial Code that applies to all Merrill Lynch professionals who participate in the Company’s public disclosure process. The Financial Code is filed as exhibit 14.2 to this Report. Both the Guidelines and the Financial Code may also be found on the ML Corporate Governance Website at www.ml.com and copies of these documents may be obtained, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510. We will post any amendments to the Guidelines and/or the Financial Code and any waivers to either that are required to be disclosed by the rules of the SEC or NYSE on our website.

Item 11.	Executive Compensation

         Information relating to ML & Co. director and executive officer compensation set forth on pages 22 to 23 and 29 to 38 of the 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on page 28 of the 2004 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on page 27 of the 2004 Proxy Statement is incorporated herein by reference. Information concerning compensation plans under which ML & Co. equity securities are authorized for issuance is as follows:

         The following table provides information on the shares that are available under the Company’s stock compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

         Merrill Lynch has four shareholder approved plans - the Long-Term Incentive Compensation Plan for executive officers (for stock grants made to executive officers) (“LTICP-Executive”), the Equity Capital Accumulation Plan (for restricted share grants made to a broad group of employees) (“ECAP”), the Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) and the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (for stock grants made to key managers and producers).

         Merrill Lynch has adopted stock compensation plans that are used to compensate non-executive employees - the Financial Advisor Capital Accumulation Award Plan (stock based compensation to the financial advisor population) (“FACAAP”) and the Long-Term Incentive Compensation Plan for Managers and Producers (for stock grants made to key managers and producers) (“LTICP-M&P”).

         Merrill Lynch has also adopted the Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Non-Employee Director Plan”), which provides for the issuance of deferred stock units and non-qualified stock options to the Merrill Lynch non-employee directors as compensation for their director services.

         The information presented in the table is as of December 26, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights(2)	warrants and rights	column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,935,465	$28.067	146,637,273
Equity compensation plans not approved by security holders(1)	185,326,283	$46.890	67,786,043

Total	216,261,748	$44.198	214,423,316 (3)

(1)
These plans are (i) FACAAP, (ii) LTICP-M&P and (iii) the Non-Employee Director Plan. The material features of these plans are described in Note 15 to the Consolidated Financial Statements included in the 2003 Annual Report and are incorporated herein by reference. Those descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents that are exhibits to this Report.

(2)
Merrill Lynch has the following grants under its stock compensation plans that remain outstanding as of December 26, 2003: 44,668,824 units (payable in stock) under FACAAP that vest over an 8-10 year period and 41,049,083 Restricted Shares and Restricted Units granted under LTICP-Executive and LTICP-M&P. In addition, in January 2004, 10,977,449 Restricted Shares, 1,762,532 Restricted Units and 9,561,879 Stock Options/Stock Appreciation Rights were granted under LTICP-Executive and LTICP-M&P, and approximately 2,712,948 units (payable in stock) were granted under FACAAP.

(3)
This amount includes, as of December 26, 2003: 35,862,086 shares available under LTICP-Executive; 45,182,736 shares available under LTICP-M&P; 10,843,278 shares available under ECAP; 24,931,909 shares available under the Employee Stock Purchase Plan; 22,087,047 shares available for issuance under FACAAP; 516,260 shares available for issuance under the Non-Employee Director Plan and 75,000,000 shares remain available for issuance under the Employee Stock Compensation Plan. After giving effect to stock grants made in January 2004, Restricted Units paid out at the end of January 2004 and Stock Option exercises in January and February of 2004, 35,018,580 shares remain available under LTICP-Executive, 35,583,695 shares remain available under LTICP-M&P and 19,374,119 shares remain available under FACAAP.

Item 13.	Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions set forth under the caption “Certain Transactions” on page 39 of the 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

         The information concerning ML & Co.’s independent auditor’s Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees on page 26 of the 2004 Proxy Statement and the disclosure of ML & Co.’s Audit Committee’s pre-approval policies and procedures for services performed by ML & Co.’s independent auditor on page 25 of the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements
The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the 2003 Annual Report.
2.	Financial Statement Schedule
The financial statement schedule required to be filed is listed on page F-1 and the schedule included herewith appears on pages F-2 through F-10 hereof.
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

Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit (3)(i) to 10-Q for the quarter ended March 30, 2001).
3.2	By-Laws of ML & Co., effective as of April 28, 2003 (Exhibit (3) to 10-Q for the quarter ended March 28, 2003).

Instruments Defining the Rights of Security Holders, Including Indentures

ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1
Senior Indenture dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and JPMorgan Chase Bank[3] (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

[3]
As used in Item 15 of this Report, “JPMorgan Chase Bank” shall mean the entity formerly known as The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.2	Sixth Supplemental Indenture, dated as of October 25, 1993, to the 1983 Senior Indenture (Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture dated as of September 1, 1998 between ML & Co. and JPMorgan Chase Bank (Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Thirteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of July 31, 2002, between ML & Co. and JPMorgan Chase Bank (Exhibit 4(b)(vii) to S-3 (file no. 333-109802)).
4.5	Fourteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 23, 2002, between ML & Co. and JPMorgan Chase Bank (Exhibit 4(b)(viii) to S-3 (file no. 333-109802)).
4.6	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and JPMorgan Chase Bank (Exhibit 4(b)(ix) to S-3 (file no. 333-109802)).
4.7	Senior Indenture dated as of October 1, 1993 between ML & Co. and JPMorgan Chase Bank (1993 Senior Indenture) (Exhibit (4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).
4.8	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and JPMorgan Chase Bank (Exhibit 4(a) to 8-K dated July 2, 1998).
4.9	Form of certificate representing Preferred Stock of ML & Co. (Exhibit 4(d) to S-3 (file no. 33-55363)).
4.10	Form of Depositary Receipt evidencing the Depositary Shares for the 9% Preferred Stock (Exhibit (3)(i)(c) to 1999 10-K).
4.11	Deposit Agreement dated as of November 3, 1994 among ML & Co., Citibank, N.A., as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit (3)(i)(e) to 1999 10-K).
4.12	Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts

10.1†	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to 10-Q for the quarter ended June 25, 1999).
10.2†
Written description of retirement programs for non-employee directors (page 23 of ML & Co.’s Proxy Statement for the 2004 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 9, 2004).

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
10.6†
Written description of ML & Co.’s compensation policy for directors and executive officers (pages 22 to 23 and pages 29 to 38 of ML & Co.’s Proxy Statement for the 2004 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 9, 2004).

10.7	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1986 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 2-99800)).
10.8	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1987 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-11355)).
10.9	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1989 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-26561)).
10.10	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1991 (Exhibit 1(b) to Registration Statement on Form N-2 (File No. 33-39489)).
10.11	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 33-51825)).
10.12	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-15035)).
10.13	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit (a)(ii) to Registration Statement on Form N-2 (File No. 333-59143)).

10.14†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).
10.15†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).
10.16†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).
10.17†	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).
10.18†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).
10.19†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).
10.20†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).
10.21†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).
10.22†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).
10.23†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).
10.24†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).
10.25†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).
10.26†	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002).
10.27†	ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).
10.28†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

10.29†
Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).

10.30†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).
10.31†	Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 10-K for the fiscal year ended December 27, 2002 (“2002 10-K”)).
10.32†*	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors.
10.33†	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).
10.34†	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).
10.35†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).
10.36†
Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).

12*	Statement re: computation of ratios.
13*	Excerpt of 2003 Annual Report to Shareholders.
14.1	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (Exhibit 99.11 to 2002 10-K).
14.2	ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).
21*	Subsidiaries of ML & Co.
23*	Consent of Independent Auditors, Deloitte & Touche LLP.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Additional Exhibits

99.1*	Opinion of Deloitte & Touche LLP with respect to the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, which is included in Exhibit 12.
99.2*	Opinion of Deloitte & Touche LLP with respect to certain information in the Selected Financial Data, which is incorporated by reference in Part II, Item 6.
99.3*	Charter of the Audit Committee of the ML & Co. Board of Directors.
99.4	Charter of the Finance Committee of the ML & Co. Board of Directors (Exhibit 99.6 to 2002 10-K).
99.5	Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors (Exhibit 99.7 to 2002 10-K).
99.6	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors (Exhibit 99.8 to 2002 10-K).
99.7	Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).
99.8*	ML & Co. Corporate Governance Guidelines.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 2003 with the Commission under either of the captions “Item 5. Other Events” or “Item 12. Results of Operations and Financial Condition:”

1.	Current Report on Form 8-K dated September 30, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Nikkei 225 Market Indexed Target-Term Securities due September 30, 2010.
2.	Current Report on Form 8-K dated September 30, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Strategic Return Notes Linked to the Select Ten Index due September 30, 2008.
3.	Current Report on Form 8-K dated September 30, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Convertible Securities Exchangeable into The Coca-Cola Company Common Stock due September 30, 2008.
4.	Current Report on Form 8-K dated October 1, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Nikkei 225 Warrants Expiring January 19, 2007.
5.	Current Report on Form 8-K dated October 3, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008.
6.	Current Report on Form 8-K dated October 14, 2003, for the purpose of filing ML & Co.’s Preliminary Unaudited Earnings Summary for the three and nine month periods ended September 26, 2003.
7.	Current Report on Form 8-K dated October 22, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s 8% Callable Stock Return Income Debt Securities due October 22, 2004, payable at maturity with QUALCOMM Incorporated common stock.
8.	Current Report on Form 8-K dated October 28, 2003 for the purpose of filing Merrill Lynch & Co.’s Preliminary Unaudited Consolidated Balance Sheet as of September 26, 2003.
9.	Current Report on Form 8-K dated October 28, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s 7% Callable Stock Return Income Debt Securities due October 28, 2004, payable at maturity with Cisco Systems, Inc. common stock.
10.	Current Report on Form 8-K dated October 30, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Accelerated Return Notes Linked to the S&P 500 Index due May 2, 2005.
11.	Current Report on Form 8-K dated October 31, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Accelerated Return Notes Linked to Semiconductor HOLDRS due December 31, 2004.
12.	Current Report on Form 8-K dated October 31, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Strategic Return Notes Linked to the Industrial 15 Index due October 31, 2008.
13.	Current Report on Form 8-K dated November 4, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Global Currency Basket Notes due November 4, 2004.

14.	Current Report on Form 8-K dated November 4, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Accelerated Return Notes linked to Citigroup Inc. common stock due January 4, 2005.
15.	Current Report on Form 8-K dated November 14, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s 8% Callable Stock Return Income Debt Securities due November 15, 2004, payable at maturity with Micron Technology, Inc. common stock.
16.	Current Report on Form 8-K dated December 8, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Nikkei 225 Market Indexed Target-Term Securities® due March 8, 2011.
17.	Current Report on Form 8-K dated December 17, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s Currency Notes Linked to the United States Dollar/Canadian Dollar Exchange Rate due June 17, 2005.
18.	Current Report on Form 8-K dated December 22, 2003 for the purpose of filing the form of Merrill Lynch & Co.’s 7% Callable Stock Return Income Debt Securities due December 22, 2005, payable at maturity with EMC Corporation common stock.

MERRILL LYNCH & CO., INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(A)(1) AND 14(A)(2)

Page Reference

		2003 Annual
		Report to
	Form 10-K	Stockholders
Consolidated Financial Statements
Independent Auditors’ Report		46
Consolidated Statements of Earnings		47
Consolidated Balance Sheets		48-49
Consolidated Statements of Changes in Stockholders’ Equity		50
Consolidated Statements of Comprehensive Income		51
Consolidated Statements of Cash Flows		52
Notes to Consolidated Financial Statements		53-89
Financial Statement Schedule
Schedule I - Condensed Financial Information of Registrant	F-2 to F-9
Condensed Statements of Earnings	F-2
Condensed Balance Sheets	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5 to F-9
Independent Auditors’ Report	F-10
Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:
(i) Selected Financial Data		16
(ii) Management’s Discussion and Analysis		17-44
(iii) Quarterly Information		90

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 2003 Annual Report to Stockholders, which are incorporated herein by reference.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF EARNINGS
(dollars in millions)

	Year Ended Last Friday in
	December

	2003	2002	2001
REVENUES
Interest (principally from affiliates)	$1,551	$1,865	$3,397
Management service fees (from affiliates)	448	444	448
Other	2	15	14

Total Revenues	2,001	2,324	3,859
Interest Expense	1,617	1,838	3,694

Net Revenues	384	486	165

NON-INTEREST EXPENSES
Compensation and benefits	305	387	316
Other	166	306	375
Net (recoveries) expenses related to September 11	18	(55)	71
Restructuring and other charges	13	57	239

Total Non-Interest Expenses	502	695	1,001

EQUITY IN EARNINGS OF AFFILIATES	4,036	2,626	1,095

EARNINGS BEFORE INCOME TAXES	3,918	2,417	259
Income Tax Benefit	70	96	314

NET EARNINGS	$3,988	$2,513	$573

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	19	(202)	(23)

COMPREHENSIVE INCOME	$4,007	$2,311	$550

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$3,950	$2,475	$535

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 26,	December 27,
	2003	2002
ASSETS
Cash and cash equivalents	$119	$939
Cash pledged as collateral	296	375
Investment securities (includes securities pledged as collateral of $7,350 in 2003 and $0 in 2002)	16,203	7,983
Advances to affiliates:
Senior advances	65,574	58,354
Subordinated loans and preferred securities	12,708	15,471

	78,282	73,825
Investments in affiliates, at equity	29,332	25,194
Equipment and facilities (net of accumulated depreciation and amortization of $222 in 2003 and $236 in 2002)	66	109
Other receivables and assets	3,996	4,568

TOTAL ASSETS	$128,294	$112,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Payables under repurchase agreements	$6,558	$—
Commercial paper and other short-term borrowings	3,400	3,371
Payables to affiliates	7,816	9,246
Other liabilities and accrued interest	5,078	4,050
Long-term borrowings	77,791	73,451

Total Liabilities	100,643	90,118

STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity	425	425

Common Stockholders’ Equity:
Shares exchangeable into common stock	43	58
Common stock, par value $1.33 1/3 per share; authorized:
3,000,000,000 shares; issued: 2003 - 1,063,205,274 shares; 2002 - 983,502,078 shares	1,417	1,311
Paid-in capital	6,709	5,315
Accumulated other comprehensive loss (net of tax)	(551)	(570)
Retained earnings	21,426	18,072

	29,044	24,186
Less: Treasury stock, at cost:
2003 - 117,294,392 shares; 2002 - 116,211,158 shares	1,195	961
Unamortized employee stock grants	623	775

Total Common Stockholders’ Equity	27,226	22,450

Total Stockholders’ Equity	27,651	22,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,294	$112,993

See Notes to Condensed Financial Statements

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended Last Friday in December

	2003	2002	2001
Cash Flows from Operating Activities:
Net Earnings	$3,988	$2,513	$573
Noncash items included in earnings:
Equity in earnings of affiliates	(4,036)	(2,626)	(1,095)
Depreciation and amortization	23	35	65
Amortization of stock-based compensation	52	58	84
Restructuring and other charges	13	57	144
Other	409	(189)	(303)
Changes in Operating Assets and Liabilities:
Cash pledged as collateral	79	(375)	—
Payables under repurchase agreements	6,558	—	—
Other, net	3,872	1,352	402

Cash Provided by (Used for) Operating Activities	10,958	825	(130)

Cash Flows from Investing Activities:
Proceeds from (payments for):
Loans to affiliates, net of payments	(5,742)	5,943	3,162
Maturities of available-for-sale securities	4,695	8,856	2,003
Sales of available-for-sale securities	7,489	111	5,444
Purchases of available-for-sale securities	(20,517)	(14,164)	(2,449)
Investments in affiliates, net of dispositions	(800)	(1,448)	(886)
Dividends and partnerships distributions from affiliates	863	1,014	1,113
Equipment and facilities	20	(20)	(104)

Cash Provided by (Used for) Investing Activities	(13,992)	292	8,283

Cash Flows from Financing Activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	29	1,462	(11,069)
Issuance and resale of long-term borrowings	27,631	23,754	35,380
Settlement and repurchase of long-term borrowings	(25,505)	(25,866)	(31,211)
Common stock transactions	693	241	143
Dividends to shareholders	(634)	(591)	(579)

Cash Provided by (Used for) Financing Activities	2,214	(1,000)	(7,336)

Increase (Decrease) in Cash and Cash Equivalents	(820)	117	817
Cash and Cash Equivalents, beginning of year	939	822	5

Cash and Cash Equivalents, end of year	$119	$939	$822

Supplemental Disclosure
Cash paid for:
Income taxes	$(62)	$487	$313
Interest	1,641	1,858	3,746

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)

NOTE 1. BASIS OF PRESENTATION

The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. (“ML & Co.” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, “Merrill Lynch”) and the Notes thereto in the Merrill Lynch 2003 Annual Report to Stockholders (the “Annual Report”) included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation.

Investments in affiliates are accounted for in accordance with the equity method.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

●	Summary of Significant Accounting Policies (Note 1)

●	Commercial Paper and Short- and Long-Term Borrowings (Note 9)

●	Stockholders’ Equity and Earnings Per Share (Note 12)

●	Commitments, Contingencies and Guarantees (Note 13)

●	Employee Benefit Plans (Note 14)

●	Employee Incentive Plans (Note 15)

●	Income Taxes (Note 16)

The Parent Company hedges certain risks arising from long-term borrowing payment obligations and investments in and loans to foreign subsidiaries. See Note 9 and the “Derivatives” section of Note 1 to the Consolidated Financial Statements in the Annual Report, respectively, for additional information on these hedges.

NOTE 2. OTHER SIGNIFICANT EVENTS

Restructuring Charge
During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes.

As a result, in 2001 ML & Co. incurred a fourth quarter pre-tax restructuring charge to earnings of $239 million. In 2002 and 2003, ML & Co. incurred additional pre-tax restructuring charges of $57 million and $13 million, respectively, related to changes in the estimate for the 2001 restructuring.

Structural changes include targeted workforce reductions of 225 through a combination of involuntary and voluntary separations, across various business groups. At December 28, 2001, the majority of employee separations were completed or announced and all had been identified. Substantially all employee separations were completed in 2002. The remaining employee separations were completed in 2003.

Any unused portion of the original restructuring reserve will be reversed. Utilization of the restructuring reserve and a rollforward of the staff reductions at December 26, 2003 is as follows:

(dollars in millions)
			Net			Net
	Balance		Change	Balance		Change	Balance
	Dec. 28,	Utilized	in	Dec. 27,	Utilized	in	Dec. 26,
	2001	in 2002	Estimate	2002	in 2003	Estimate	2003

Category:
Severance Costs	$85	$(66)	$(6)	$13	$(10)	$(3)	$—
Facilities Costs	120	(24)	68	164	(51)	16	129
Technology & fixed asset write-offs	—	4	(4)	—	—	—	—
Other costs	7	(4)	(1)	2	(2)	—	—

	$212	$(90)	$57	$179	$(63)	$13	$129

Staff Reductions	224	(215)	(1)	8	(8)	—	—

For information on the consolidated restructuring charges, refer to Note 2 to the Consolidated Financial Statements in the Annual Report.

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

ML & Co. is insured for loss caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. In 2003, expenses related to September 11 were $18 million. Expenses related to September 11 were $95 million and $176 million in 2002 and 2001, respectively. In 2002, ML & Co. recorded and received September 11-related insurance recoveries of $150 million. In 2001, ML & Co. recorded September 11-related expenses of $71 million, net of insurance recoveries of $105 million. ML & Co. has now concluded its insurance recovery efforts related to the events of September 11. In aggregate, ML & Co. received a total of $255 million of insurance recoveries.

For information on the consolidated September 11-related expenses, refer to Note 2 to the Consolidated Financial Statements within the Annual Report.

NOTE 3. GUARANTEES

ML & Co. guarantees certain senior debt instruments issued by subsidiaries, which totaled $5.4 billion and $5.8 billion in 2003 and 2002, respectively.

In the normal course of business, ML & Co. guarantees certain of its subsidiaries’ obligations under derivative contracts. The current exposure associated with this activity at December 26, 2003 was approximately $40.5 billion, which represents the current fair value of the subsidiaries’ obligations. The maximum payout is not quantifiable because, for example, changes in the value of the underlying of the derivative contract could be unlimited. Under FIN 45, ML & Co. is not required to record a liability for its exposure to guarantees of its subsidiaries’ obligations. Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. (See the “Derivatives” section of Note 1 to the Consolidated Financial Statements for discussion of risk management of derivatives.)

In addition to the derivative contracts described above, ML & Co. guarantees certain liquidity facilities. ML & Co. also provides residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million. As of December 26, 2003, the carrying value of the liability on the Consolidated Financial Statements is $34 million. (See Note 13 to the Consolidated Financial Statements in the Annual Report for further information.)

ML & Co. also guarantees obligations related to Trust Originated Preferred SecuritiesSM (“TOPrSSM”) issued by subsidiaries (see Note 4 below and Note 11 to the Consolidated Financial Statements in the Annual Report for further information).

NOTE 4. INVESTMENT SECURITIES

Investment securities include highly liquid debt securities held for liquidity and collateral purposes. Investment securities reported on the Balance Sheet at December 26, 2003 and December 27, 2002 are as follows:

(dollars in millions)
	2003	2002

Investment securities
Available-for-sale	$15,746	$7,569
Trading	150	—
Non-qualifying(1)
Deferred compensation hedges(2)	14	173
Other	293	241

Total	$16,203	$7,983

(1) Non-qualifying for SFAS No. 115 purposes.
(2) Represents investments economically hedging deferred compensation liabilities.

Investment securities are classified as available-for-sale, held-to-maturity, or trading as described in Note 1 to the Consolidated Financial Statements within the Annual Report.

Information regarding investment securities subject to SFAS No. 115 follows:

(dollars in millions)
	December 26, 2003				December 27, 2002
	Cost/	Gross	Gross	Estimated	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage- and asset-backed securities	$12,348	$111	$(32)	$12,427	$3,634	$147	$(40)	$3,741
U.S. Government and agencies	3,296	85	(62)	3,319	3,720	121	(13)	3,828

Total	$15,644	$196	$(94)	$15,746	$7,354	$268	$(53)	$7,569

The amortized cost and estimated fair value of debt securities at December 26, 2003 by contractual maturity, for available-for-sale investments follow:

(dollars in millions)
	Available-for-Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$243	$243
Due after one year through five years	525	582
Due after five years through ten years	2,414	2,379
Due after ten years	114	115

	3,296	3,319
Mortgage- and asset-backed securities	12,348	12,427

Total(1)	$15,644	$15,746

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(dollars in millions)
	2003	2002	2001

Proceeds	$7,489	$111	$5,444
Gross realized gains	53	16	5
Gross realized losses	(60)	(9)	(3)

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 26, 2003.

(dollars in millions)
	More than 1 year
	Fair	Unrealized
Asset category	Value	Losses

Mortgage-and asset-backed securities	$8,382	$32
U.S. Government and agencies	2,293	62

Total temporarily impaired securities	$10,675	$94

(See Management’s Discussion and Analysis (Unaudited) and Note 5 to the Consolidated Financial Statements in the Annual Report for further information.)

NOTE 5. ADVANCES TO AFFILIATES

Senior advances are provided to regulated and unregulated subsidiaries and have an average maturity of less than one year.

Subordinated loans are provided to regulated subsidiaries and qualify as regulatory capital. As of December 26, 2003, the average maturity of subordinated loans was approximately 2.5 years, with remaining maturities on individual loans ranging from 1 year to 10 years. (See Note 17 to the Consolidated Financial Statements in the Annual Report for further information.)

Preferred securities represent $1.3 billion in Redeemable Cumulative Preferred Stock issued to ML & Co. by an unregulated consolidated Merrill Lynch subsidiary. ML & Co. and the issuing subsidiary have the right and option to redeem any or all of the preferred stock at any time.

NOTE 6. PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

Payables to affiliates include $2.7 billion in proceeds borrowed from the consolidated Merrill Lynch subsidiaries that issued TOPrSSM. (See Management’s Discussion and Analysis on Capital Adequacy and Funding (Unaudited) and Note 11 to the Consolidated Financial Statements in the Annual Report for further information.)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 26, 2003 and December 27, 2002, and for each of the three years in the period ended December 26, 2003, and have issued our report thereon dated March 1, 2004, which expresses an unqualified opinion and includes an explanatory paragraph for the change in accounting method in 2002 for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; such consolidated financial statements and our report are included in your 2003 Annual Report to Stockholders and are included and incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch & Co., Inc., listed in Item 15. Such financial statement schedule is the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 1, 2004

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March 2004.
		W. H. CLARK	/s/ W. H. Clark

W. H. Clark Director

Merrill Lynch & Co., Inc. Registrant		JILL K. CONWAY	/s/ Jill K. Conway

Jill K. Conway Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein	ALBERTO CRIBIORE	/s/ Alberto Cribiore

	Judith A. Witterschein Secretary		Alberto Cribiore Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th day of March 2004.
		GEORGE B. HARVEY	/s/ George B. Harvey

George B. Harvey Director

E. STANLEY O’NEAL	/s/ E. Stanley O’Neal	HEINZ-JOACHIM NEUBÜRGER	/s/ Heinz-Joachim Neubürger

	E. Stanley O’Neal Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Heinz-Joachim Neubürger Director

AHMASS L. FAKAHANY	/s/ Ahmass L. Fakahany	DAVID K. NEWBIGGING	/s/ David K. Newbigging

	Ahmass L. Fakahany Executive Vice President and Chief Financial Officer (Principal Financial Officer)		David K. Newbigging Director

JOHN J. FOSINA	/s/ John J. Fosina John J. Fosina Controller (Principal Accounting Officer)	AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

		JOHN J. PHELAN, JR.	/s/ John J. Phelan, Jr.

John J. Phelan, Jr. Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher

Joseph W. Prueher Director

II-1