Form 10-Q
period 2004-03-26
MERRILL LYNCH & CO INC
filed 2004-05-04
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            March 26, 2004

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

958,115,321 shares of Common Stock and 2,874,972 Exchangeable Shares as of the close of business on April 27, 2004. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

             MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004
                                TABLE OF CONTENTS

Part I.  Financial Information                                                 4

        Item 1. Financial Statements                                           4
              Condensed Consolidated Statements of Earnings                    4
              Condensed Consolidated Balance Sheets                            5
              Condensed Consolidated Statements of Cash Flows                  7
              Notes to Condensed Consolidated Financial Statements             8
              Note 1.    Summary of Significant Accounting Policies            8
              Note 2.    Change in Accounting for Stock-Based Compensation    10
              Note 3.    Other Significant Events                             10
              Note 4.    Segment Information                                  10
              Note 5.    Investment Securities                                12
              Note 6.    Securitization Transactions and Transactions with
                         Special Purpose Entities (SPEs)                      12
              Note 7.    Loans, Notes, and Mortgages and Related Commitments
                         to Extend Credit                                     19
              Note 8.    Commercial Paper, Short- and Long-Term Borrowings,
                         and Bank Deposits                                    20
              Note 9.    Comprehensive Income                                 21
              Note 10.   Earnings Per Share                                   22
              Note 11.   Commitments, Contingencies and Guarantees            22
              Note 12.   Employee Benefit Plans                               27
              Note 13.   Regulatory Requirements                              27
              Independent Auditors' Report                                    30
        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   31
             Forward Looking Statements                                       31
             Business Environment                                             32
             Results of Operations                                            33
                  Consolidated Results of Operations                          33
                  Business Segments                                           35
             Consolidated Balance Sheets                                      41
             Off Balance Sheet Arrangements                                   42
             Contractual Obligations                                          42
             Capital Adequacy and Funding                                     43
             Risk Management                                                  45
             Non-Investment Grade Holdings and Highly Leveraged Transactions  47
             Critical Accounting Policies and Estimates                       49
             New Accounting Pronouncements                                    52
             Statistical Data                                                 54
        Item 3. Quantitative and Qualitative Disclosures About Market Risk    55
        Item 4. Controls and Procedures                                       55

             MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004
                                TABLE OF CONTENTS
                                     (cont.)


      Part II.  Other Information                                             56

        Item 1. Legal Proceedings                                             56
        Item 2. Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                              57
        Item 4. Submission of Matters to a Vote of Security Holders           57
        Item 6. Exhibits and Reports on Form 8-K                              58
        Signatures                                                            60
        Index to Exhibits                                                     61



Available Information

ML & Co.'s internet address is www.ml.com. ML & Co. makes available, free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find this information under "SEC Filings" through the investor relations section of our website which can be accessed directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after ML & Co. electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). Additionally, Merrill Lynch's Corporate Governance Guidelines, Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are also available on Merrill Lynch's Investor Relations website at www.ir.ml.com. The information on Merrill Lynch's websites is not incorporated by reference into this report. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                    For the Three Months Ended
                                                                 --------------------------------
                                                                    Mar. 26,              Mar. 28,                Percent
(in millions, except per share amounts)                                2004                  2003(1)           Inc. (Dec.)
                                                                 ----------             ---------              ----------
NET REVENUES
  Asset management and portfolio service fees                    $    1,315             $   1,127                    16.7 %
  Commissions                                                         1,361                 1,069                    27.3
  Principal transactions                                              1,046                 1,025                     2.0
  Investment banking                                                    837                   493                    69.8
  Other                                                                 367                   213                    72.3
                                                                 ----------             ---------
     Subtotal                                                         4,926                 3,927                    25.4
                                                                 ----------             ---------
  Interest and dividend revenues                                      3,061                 3,005                     1.9
  Less interest expense                                               1,897                 2,128                   (10.9)
                                                                 ----------             ---------
     Net interest profit                                              1,164                   877                    32.7
                                                                 ----------             ---------
  TOTAL NET REVENUES                                                  6,090                 4,804                    26.8
                                                                 ----------             ---------
NON-INTEREST EXPENSES
  Compensation and benefits                                           3,047                 2,561                    19.0
  Communications and technology                                         341                   403                   (15.4)
  Occupancy and related depreciation                                    217                   216                     0.5
  Brokerage, clearing, and exchange fees                                204                   170                    20.0
  Advertising and market development                                    122                   121                     0.8
  Professional fees                                                     177                   144                    22.9
  Office supplies and postage                                            51                    58                   (12.1)
  Other                                                                 239                   222                     7.7
                                                                 ----------             ---------
  TOTAL NON-INTEREST EXPENSES                                         4,398                 3,895                    12.9
                                                                 ----------             ---------
EARNINGS BEFORE INCOME TAXES                                          1,692                   909                    86.1

Income tax expense                                                      440                   266                    65.4
                                                                 ----------             ---------
NET EARNINGS                                                     $    1,252             $     643                    94.7
                                                                 ==========             =========
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS                   $    1,242             $     634                    95.9
                                                                 ==========             =========
EARNINGS PER COMMON SHARE
    Basic                                                        $     1.34             $    0.71
                                                                 ==========             =========
    Diluted                                                      $     1.22             $    0.67
                                                                 ==========             =========
DIVIDEND PAID PER COMMON SHARE                                   $     0.16             $    0.16
                                                                 ==========             =========
AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE
    Basic                                                             930.2                 887.6
                                                                 ==========             =========
    Diluted                                                          1019.7                 941.9
                                                                 ==========             =========
-------------------------------------------------------------------------------------------------------------------------
(1)  Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for
     Stock-Based Compensation, as discussed in Note 2.

See Notes to Condensed Consolidated Financial Statements.

                       MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                        Mar. 26,             Dec. 26,
(dollars in millions)                                                                      2004                 2003(1)
-----------------------------------------------------------------------------------    --------             --------


ASSETS

CASH AND CASH EQUIVALENTS                                                              $ 12,530             $ 10,150

CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES
  OR DEPOSITED WITH CLEARING ORGANIZATIONS                                               14,514               15,171

SECURITIES FINANCING TRANSACTIONS
  Receivables under resale agreements                                                    76,743               71,756
  Receivables under securities borrowed transactions                                     51,076               45,472
                                                                                       --------             --------
                                                                                        127,819              117,228
                                                                                        -------              -------
TRADING ASSETS, AT FAIR VALUE (includes securities pledged as collateral of
  $21,070 in 2004 and $23,146 in 2003)
  Contractual agreements                                                                 37,548               37,196
  Corporate debt and preferred stock                                                     25,159               22,459
  Equities and convertible debentures                                                    24,870               23,170
  Non-U.S. governments and agencies                                                      20,490               15,991
  Mortgages, mortgage-backed, and asset-backed                                           19,857               20,508
  U.S. Government and agencies                                                           10,163               10,408
  Municipals and money markets                                                            3,653                4,577
                                                                                       --------             --------
                                                                                        141,740              134,309
                                                                                        -------              -------
INVESTMENT SECURITIES (includes securities pledged as collateral
  of $7,977 in 2004 and $6,608 in 2003)                                                  79,866               74,809

SECURITIES RECEIVED AS COLLATERAL                                                         8,307                9,156

OTHER RECEIVABLES
  Customers (net of allowance for doubtful accounts of $54 in 2004 and $60 in 2003)      39,065               36,955
  Brokers and dealers                                                                     9,894                7,346
  Interest and other                                                                     11,498               11,144
                                                                                       --------             --------
                                                                                         60,457               55,445
                                                                                       --------             --------
LOANS, NOTES, AND MORTGAGES (net of allowances of $308 in 2004 and $318 in 2003)         49,949               50,993

SEPARATE ACCOUNTS ASSETS                                                                 17,200               17,034

EQUIPMENT AND FACILITIES (net of accumulated depreciation and amortization
   of $5,022 in 2004 and $5,054 in 2003)                                                  2,598                2,612

GOODWILL                                                                                  4,922                4,814

OTHER ASSETS                                                                              5,095                4,595
                                                                                       --------             --------
TOTAL ASSETS                                                                           $524,997             $496,316
                                                                                       ========             ========

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               Mar. 26,             Dec. 26,
(dollars in millions, except per share amount)                                                    2004                 2003(1)
--------------------------------------------------------------------------------------        --------             --------
LIABILITIES

SECURITIES FINANCING TRANSACTIONS
  Payables under repurchase agreements                                                        $ 99,531         $     96,138
  Payables under securities loaned transactions                                                 20,400               11,081
                                                                                              --------             --------
                                                                                               119,931              107,219
                                                                                              --------             --------
COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS                                                 4,636                5,000

DEPOSITS                                                                                        78,126               79,457

TRADING LIABILITIES, AT FAIR VALUE
  Contractual agreements                                                                        45,628               43,353
  U.S. Government and agencies                                                                  16,739               15,323
  Non-U.S. governments and agencies                                                             14,452               12,066
  Equities and convertible debentures                                                           12,126               10,793
  Corporate debt, municipals and preferred stock                                                 9,649                7,798
                                                                                              --------             --------
                                                                                                98,594               89,333
                                                                                              --------             --------
Obligation to return securities received as collateral                                           8,307                9,156

Other payables
  Customers                                                                                     30,773               28,859
  Brokers and dealers                                                                           12,073               19,109
  Interest and other                                                                            21,709               22,344
                                                                                              --------             --------
                                                                                                64,555               70,312
                                                                                              --------             --------
LIABILITIES OF INSURANCE SUBSIDIARIES                                                            3,351                3,353

SEPARATE ACCOUNTS LIABILITIES                                                                   17,200               17,034

LONG-TERM BORROWINGS                                                                            96,908               83,299

LONG-TERM DEBT ISSUED TO TOPRSSM PARTNERSHIPS                                                    3,202                3,203
                                                                                              --------             --------
TOTAL LIABILITIES                                                                              494,810              467,366
                                                                                              --------             --------

STOCKHOLDERS' EQUITY

PREFERRED STOCKHOLDERS' EQUITY (42,500 shares issued and outstanding,
  liquidation preference $10,000 per share)                                                        425                  425
                                                                                              --------             --------
COMMON STOCKHOLDERS' EQUITY
  Shares exchangeable into common stock                                                             42                   43
  Common stock (par value $1.33 1/3 per share; authorized:  3,000,000,000 shares;
    issued:  2004 - 1,088,230,010  shares; 2003 - 1,063,205,274 shares)                          1,451                1,417
  Paid-in capital                                                                               11,860               10,676
  Accumulated other comprehensive loss (net of tax)                                               (488)                (551)
  Retained earnings                                                                             19,847               18,758
                                                                                              --------             --------
                                                                                                32,712               30,343
  Less: Treasury stock, at cost (2004 - 124,426,365 shares; 2003 - 117,294,392 shares)           1,707                1,195
   Unamortized employee stock grants                                                             1,243                  623
                                                                                              --------             --------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                               29,762               28,525
                                                                                              --------             --------
TOTAL STOCKHOLDERS' EQUITY                                                                      30,187               28,950
                                                                                              --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $524,997             $496,316
                                                                                              ========             ========
---------------------------------------------------------------------------------------------------------------------------
(1)  Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for
     Stock-Based Compensation, as discussed in Note 2.

   See Notes to Condensed Consolidated Financial Statements

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Three Months Ended
                                                                              ------------------------------

                                                                               Mar. 26,              Mar. 28,
(dollars in millions)                                                             2004                  2003(1)
-------------------------------------------------------------                 --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  1,252              $    643
Noncash items included in earnings:
       Depreciation and amortization                                               125                   148
       Policyholder reserves                                                        36                    40
       Stock compensation plan expense                                             136                   233
       Deferred taxes                                                               70                   417
       Undistributed (earnings) loss from equity investments                       (99)                    2
       Other                                                                      (175)                   51
Changes in operating assets and liabilities:
       Trading assets                                                           (7,485)               (2,923)
       Cash and securities segregated for regulatory purposes
            or deposited with clearing organizations                               243                  (210)
       Receivables under resale agreements                                      (4,976)               (3,141)
       Receivables under securities borrowed transactions                       (5,604)               (2,524)
       Customer receivables                                                     (2,104)                 (699)
       Brokers and dealers receivables                                          (2,548)                    -
       Trading liabilities                                                       7,133                 6,513
       Payables under repurchase agreements                                      3,393                  (100)
       Payables under securities loaned transactions                             9,319                 1,002
       Customer payables                                                         1,914                  (172)
       Brokers and dealers payables                                             (7,036)                5,217
       Other, net                                                               (2,344)               (1,459)
                                                                              --------              --------
            Cash provided by (used for) operating activities                    (8,750)                3,038
                                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
       Maturities of available-for-sale securities                               6,228                 6,200
       Sales of available-for-sale securities                                    5,143                15,277
       Purchases of available-for-sale securities                              (14,375)              (15,805)
       Maturities of held-to-maturity securities                                    44                    39
       Purchases of held-to-maturity securities                                    (82)                 (203)
       Loans, notes, and mortgages                                               1,054                   245
       Other investments and other assets                                         (381)               (1,387)
       Equipment and facilities                                                   (111)                 (173)
                                                                              --------              --------
            Cash provided by (used for) investing activities                    (2,480)                4,193
                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
       Commercial paper and other short-term borrowings                           (364)               (1,844)
       Deposits                                                                 (1,331)                   41
       Issuance and resale of long-term borrowings                              18,302                 5,863
       Settlement and repurchases of long-term borrowings                       (4,809)               (7,311)
       Derivative financing transactions                                         2,128                     -
       Issuance of common stock                                                    326                   117
       Treasury stock repurchases                                                 (502)                    -
       Other common stock transactions                                              23                   (24)
       Dividends                                                                  (163)                 (152)
                                                                              --------              --------
            Cash provided by (used for) financing activities                    13,610                (3,310)
                                                                              --------              --------
Increase in cash and cash equivalents                                            2,380                 3,921
Cash and cash equivalents, beginning of period                                  10,150                10,211
                                                                              --------              --------
Cash and cash equivalents, end of period                                      $ 12,530              $ 14,132
                                                                              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
          Income taxes                                                        $    105              $     30
          Interest                                                               1,765                 2,031
------------------------------------------------------------------------------------------------------------------------------------
(1)   Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

       See Notes to Condensed Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------------------

                   MERRILL LYNCH & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 26, 2004


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

For a complete discussion of Merrill Lynch's accounting policies, refer to the Annual Report included as an exhibit to Form 10-K for the year ended December 26, 2003 ("2003 Annual Report").

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. ("ML & Co.") and subsidiaries (collectively, "Merrill Lynch"), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities ("VIEs")) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board ("FASB") Revised Interpretation No. ("FIN") 46R. All material intercompany balances have been eliminated. The interim condensed consolidated financial statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the condensed consolidated financial statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2003 Annual Report. The December 26, 2003 restated unaudited Condensed Consolidated Balance Sheet was derived from the audited 2003 consolidated financial statements. The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

On January 12, 2004, the FASB issued a final FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which addresses the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act") that was signed into law on December 8, 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. At December 26, 2003, Merrill Lynch elected to defer accounting for the effects of the Act, and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Furthermore, at March 26, 2004, specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require Merrill Lynch to change previously reported information. Merrill Lynch will assess the impact on the Condensed Consolidated Financial Statements when the final guidance is issued.

On December 23, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

In December of 2003, the American Institute or Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the "accretable yield") should be accreted into income. In instances where the cash flows or the timing of the cash flows cannot be reasonably estimated, income on the loan or debt security may not be accreted. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch will adopt SOP 03-3 as of the beginning of fiscal year 2005 and is currently assessing the potential impact on the Condensed Consolidated Financial Statements.

On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP was effective for financial statements for Merrill Lynch beginning in 2004. The SOP required the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch used to employ. The adoption of SOP 03-1 resulted in an additional $45 million of pre-tax expense in the first quarter of 2004.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a VIE, and on December 24, 2003 the FASB issued a revised standard ("FIN 46R"). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities ("TOPrSSM"). The adoption of FIN 46R at December 26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM. As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

--------------------------------------------------------------------------------
NOTE 2.  CHANGE IN ACCOUNTING FOR STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective for the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock-based accounting under SFAS No. 123, using the retroactive restatement method described in SFAS No.148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The December 26, 2003 Condensed Consolidated Balance Sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123. Accordingly, the December 26, 2003 Condensed Consolidated Balance Sheet reflects a $4.0 billion increase in paid-in capital, a $2.7 billion decrease in retained earnings, and a $1.3 billion increase in deferred income tax assets. During the first quarter of 2004 and 2003, $59 million and $65 million, respectively, of stock option compensation expense was recorded in earnings. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

--------------------------------------------------------------------------------
NOTE 3.  OTHER SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch's management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a 2001 fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve at March 26, 2004 is as follows:

(dollars in millions)
----------------------------------------------------------------------------------------------
                                                     Balance         Utilized in   Balance
                                                  Dec. 26, 2003          2004    March 26,2004
----------------------------------------------------------------------------------------------
Category:

     Severance costs                                       $  5        $  (2)            $  3
     Facilities costs                                       206          (15)             191
     Other Costs                                             20           (8)(1)           12
                                                          -----        -----             ----
                                                          $ 231        $ (25)            $206
---------------------------------------------------------------------------------------------
(1) Represents a change in estimate which was attributable to differences in actual costs from initial estimates in implementing the original restructuring plan.



--------------------------------------------------------------------------------
Note 4.  Segment Information
--------------------------------------------------------------------------------

In reporting to management, Merrill Lynch's operating results are categorized into three business segments: the Global Markets and Investment Banking Group ("GMI"), Global Private Client ("GPC") and Merrill Lynch Investment Managers ("MLIM"). Prior period amounts have been restated to conform to the current period presentation. For information on each segment's business activities, see the 2003 Annual Report.

Results by business segment are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------

Three Months Ended
March 26, 2004

Non-interest revenues                        $  2,361        $ 2,161         $  407         $   (3)(1)      $  4,926
Net interest profit(2)                            874            339              5            (54)(3)         1,164
                                             --------        -------         ------         ------          --------
Net revenues                                    3,235          2,500            412            (57)            6,090
Non-interest expenses                           2,120          1,990            301            (13)(1)         4,398
                                             --------        -------         ------         ------          --------
Pre-tax earnings (loss)                      $  1,115        $   510         $  111         $  (44)         $  1,692
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $449,467        $62,771         $7,263         $5,496          $524,997
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------

                                                                                         Corporate
                                                  GMI            GPC           MLIM          Items             Total
                                             --------        -------         ------      ---------          --------
Three Months Ended
March 28, 2003

Non-interest revenues                        $  1,822        $ 1,779         $  330         $   (4)(1)      $  3,927
Net interest profit(2)                            635            324              7            (89)(3)           877
                                             --------        -------         ------         ------          --------
Net revenues                                    2,457          2,103            337            (93)            4,804
Non-interest expenses                           1,708          1,854            298             35 (1)         3,895
                                             --------        -------         ------         ------          --------
Pre-tax earnings                             $    749        $   249         $   39         $ (128)         $    909
                                             ========        =======         ======         ======          ========

Quarter-end total assets                     $388,705        $59,157         $4,577         $4,935          $457,374
                                             ========        =======         ======         ======          ========
--------------------------------------------------------------------------------------------------------------------
(1) Primarily represents the elimination of intersegment revenues and expenses.
(2) Management views interest income net of interest expense in evaluating results.
(3) Represents acquisition financing costs and other corporate interest, including the impact of TOPrSSM. See Note 6 for additional information on the impact of TOPrSSM.

--------------------------------------------------------------------------------
NOTE 5.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities at March 26, 2004 and December 26, 2003 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    Mar. 26, 2004        Dec. 26, 2003
--------------------------------------------------------------------------------------

Investment securities
  Available-for-sale (1)                                 $ 69,366             $ 66,121
  Trading                                                   5,676                4,798
  Held-to-maturity                                            706                  636
  Non-qualifying (2)
     Deferred compensation hedges (3)                         700                  636
     Other (4)                                              9,582                9,197
                                                         --------             --------
  Total                                                  $ 86,030             $ 81,388
--------------------------------------------------------------------------------------
(1)  At March 26, 2004 and December 26, 2003, includes $6.2 billion and $6.6 billion, respectively, of investment securities reported in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)  Non-qualifying for SFAS No. 115 purposes.
(3)  Represents investments economically hedging deferred compensation liabilities.
(4)  Includes insurance policy loans, merchant banking investments, preferred stock, TOPrSSM investments, and other non-qualifying investments.


--------------------------------------------------------------------------------
NOTE 6. SECURITIZATION TRANSACTIONS AND TRANSACTIONS WITH SPECIAL PURPOSE ENTITIES (SPES)
--------------------------------------------------------------------------------

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

Merrill Lynch securitized assets of $10.1 billion and $20.5 billion for the three months ended March 26, 2004 and March 28, 2003, respectively. For the three months ended March 26, 2004, and March 28, 2003, Merrill Lynch received $10.2 billion and $20.9 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $33.9 million and $14.6 million, respectively in Merrill Lynch's Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first three months of 2004 and 2003, cash inflows from securitizations related to the following asset types:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                            Three Months Ended
--------------------------------------------------------------------------------------
                                                    Mar. 26, 2004        Mar. 28, 2003
                                                    -------------        -------------

Asset category
  Residential mortgage loans                              $ 7,629              $18,313
  Municipal bonds                                           1,734                1,352
  Corporate and government bonds                              343                  223
  Commercial loans and other                                  470                1,010
                                                          -------              -------
                                                          $10,176              $20,898
--------------------------------------------------------------------------------------

Retained interests in securitized assets were approximately $2.4 billion and $2.7 billion at March 26, 2004 and December 26, 2003, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has purchased and expects to sell to investors in the normal course of its underwriting activity. Approximately 65% and 64% at March 26, 2004 and December 26, 2003, respectively, of residential mortgage loan retained interests consists of interests in U.S. Government agency sponsored securitizations, which are guaranteed with respect to principal and interest. In addition, $692 million and $740 million at March 26, 2004 and December 26, 2003, respectively, of the retained interest balance relates to municipal bond transactions where observable market prices are available for the underlying assets, which provide the inputs and parameters used to calculate the fair value of the retained interest.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 26, 2004 arising from Merrill Lynch's residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters are also shown.

(dollars in millions)
------------------------------------------------------------------------------------------------------------

                                                             Residential        Municipal
                                                          Mortgage Loans            Bonds              Other
------------------------------------------------------------------------------------------------------------
Retained interest amount                                         $ 1,684            $  692             $  21
Weighted average life (in years)                                     2.2               3.3               N/A
  Range                                                       0.0 - 20.0         0.1 - 6.7               N/A
Weighted average credit losses (rate per annum)                     2.4%                0%              2.2%
  Range                                                       0.0 - 3.5%                0%        0.0 - 8.0%
    Impact on fair value of 10% adverse change                   $   (4)             $   -             $   -
    Impact on fair value of 20% adverse change                   $  (10)             $   -             $ (1)
Weighted average discount rate                                      6.5%              2.3%             19.2%
  Range                                                     0.0 - 147.4%        1.1 - 7.5%       4.5 - 25.0%
    Impact on fair value of 10% adverse change                   $   (7)            $ (51)             $ (1)
    Impact on fair value of 20% adverse change                   $  (13)            $ (96)             $ (1)
Weighted average prepayment speed (CPR)                            19.5%          15.2%(1)               N/A
  Range                                                     12.5 - 55.0%    7.0 - 24.0%(1)               N/A
    Impact on fair value of 10% adverse change                   $  (14)            $  (1)               N/A
    Impact on fair value of 20% adverse change                   $  (27)            $  (2)               N/A
------------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate
(1) Relates to select securitization transactions where assets are prepayable.

The preceding table does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks including credit, interest rate, and prepayment risk that are inherent in the retained interests. Merrill Lynch employs hedging strategies that are structured to take into consideration the hypothetical stress scenarios above such that they would be effective in principally offsetting Merrill Lynch's exposure to loss in the event these scenarios occur. In addition, the sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not consider any hedging activity that Merrill Lynch may take to mitigate the impact of any adverse changes in the key assumptions.

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2004 that were still held by Merrill Lynch as of March 26, 2004 are as follows:

------------------------------------------------------------------------------------------------------------

                                                             Residential         Municipal
                                                          Mortgage Loans             Bonds             Other
------------------------------------------------------------------------------------------------------------

Weighted average life (in years)                                     4.0               N/A               N/A
Credit losses (rate per annum)                                      0.2%                0%              0.8%
Weighted average discount rate                                      4.3%              3.1%             13.3%
Prepayment speed assumption (CPR)                                  17.9%               N/A               N/A
------------------------------------------------------------------------------------------------------------
N/A=Not Applicable
CPR=Constant Prepayment Rate

For residential mortgage loan and other securitizations, the investors and the securitization trust have no recourse to Merrill Lynch's other assets for failure of mortgage holders to pay when due.

For municipal bond securitization SPEs, in the normal course of dealer market-making activities, Merrill Lynch acts as liquidity provider. Specifically, the holders of beneficial interests issued by municipal bond securitization SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. Beneficial interests that are tendered are then sold by Merrill Lynch to investors through a best efforts remarketing where Merrill Lynch is the remarketing agent. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby liquidity letter of credit issued by Merrill Lynch.

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

The maximum commitment under these liquidity and default guarantees totaled $17.2 billion and $17.0 billion at March 26, 2004 and December 26, 2003, respectively. The fair value of the commitments approximated $202 million and $126 million at March 26, 2004 and December 26, 2003, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $2.7 billion and $2.8 billion at March 26, 2004 and December 26, 2003, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 11 to the Condensed Consolidated Financial Statements and in
Note 13 in the 2003 Annual Report.

The following table summarizes principal amounts outstanding, delinquencies, and net credit losses of securitized financial assets as of March 26, 2004 and December 26, 2003.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------

                                                             Residential        Municipal
                                                          Mortgage Loans            Bonds            Other
                                                          --------------        ---------            ------

March 26, 2004
Principal Amount Outstanding                                     $50,455          $13,705            $2,931
Delinquencies                                                         44                -                 -
Net Credit Losses                                                      -                -                 1
-----------------------------------------------------------------------------------------------------------
December 26, 2003
Principal Amount Outstanding                                     $43,777          $14,890            $4,527
Delinquencies                                                         54                -                 -
Net Credit Losses                                                      3                -                 8
-----------------------------------------------------------------------------------------------------------

Variable Interest Entities

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses; receive a majority of the VIE's expected residual returns; or both.

As permitted under the transition guidance, Merrill Lynch adopted the provisions of FIN 46R on an entity-by-entity basis. At December 26, 2003 Merrill Lynch applied FIN 46R for purposes of determining those VIEs that must be consolidated or disclosed as giving rise to a significant variable interest, with the exception of those VIEs that issue TOPrSSM, in which case Merrill Lynch applied FIN 46R beginning in the first quarter of 2004. Merrill Lynch accounted for those VIEs that were consolidated under FIN 46R at year-end 2003 as a cumulative effect of a change in accounting principle, which did not have a material effect on the year-end 2003 consolidated financial statements.

During the first quarter of 2004, in accordance with FIN 46R, Merrill Lynch deconsolidated the partnerships and trusts that issue TOPrSSM since Merrill Lynch does not bear the majority of the risks and rewards of those entities. As a result, the dividends, of approximately $48 million per quarter, related to the TOPrSSM have been reclassified from dividends on preferred securities issued by subsidiaries to net revenues (primarily interest expense), and the debt, of approximately $3.2 billion, and partnership interests, of $574 million, related to the entities have been included in the Condensed Consolidated Balance Sheets as Long-term debt issued to TOPrSSM partnerships and Investment securities, respectively. Merrill Lynch has reflected the deconsolidation of TOPrSSM by retroactively restating prior period financial statements in order to provide comparability from period to period.

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE; or is a significant variable interest holder in the VIE. These VIEs are as follows:

o Merrill Lynch is the primary beneficiary of VIEs that own convertible bonds purchased from Merrill Lynch, in which Merrill Lynch maintains a call option to repurchase the convertible bonds from the VIE. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option. Assets held by these VIEs are reported in Equities and convertible debentures or resale agreements, depending on the nature of the transaction, in the Condensed Consolidated Balance Sheet. Holders of the beneficial interests in these VIEs have no recourse to the general credit of Merrill Lynch; their investment is paid exclusively from the convertible bonds held by the VIE.

o Merrill Lynch is the primary beneficiary of "maturity shortening transactions," in which the VIE serves to shorten the maturity of a fixed income security, and, at the maturity date of the VIE, Merrill Lynch has the obligation to repurchase some or all of the securities held by the VIE. Assets held by these VIEs are reported in Corporate debt and preferred stock. The beneficial interest holders in these VIEs have recourse to Merrill Lynch to the extent that the underlying assets that Merrill Lynch is required to repurchase have declined in value from the initial transaction date.

o Merrill Lynch is the sponsor and guarantor of VIEs that provide a guarantee of principal to beneficial interest holders, thereby limiting investors' losses generated from the assets. Merrill Lynch may also guarantee investors' returns in excess of principal depending on the nature of the fund. In certain of these VIEs, Merrill Lynch is the primary beneficiary. Investors in these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the investors' initial investment or guaranteed amount. Where Merrill Lynch is not the primary beneficiary, guarantees related to these funds are discussed and disclosed in Note 11 to the Condensed Consolidated Financial Statements.

o Merrill Lynch has made loans to, and/or investments in, VIEs that hold loan receivable assets and real estate, and as a result of these loans and investments, Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder. These VIEs are primarily designed to provide temporary on or off-balance sheet financing to clients and/or to invest in real estate. Assets held by VIEs where ML has provided financing and is the primary beneficiary are recorded in Other assets and/or Loans, notes and mortgages in the Condensed Consolidated Balance Sheet. Assets held by VIEs where Merrill Lynch has invested in real estate partnerships are classified as Investment securities where Merrill Lynch holds a significant variable interest, and in Other assets where Merrill Lynch is the primary beneficiary. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE.

o Merrill Lynch has a significant variable interest in municipal bond securitization QSPEs to which it provides liquidity and default facilities. Additional information on these programs is provided in the retained interest securitization disclosures above and in Note 11 to the Condensed Consolidated Financial Statements.

o Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide foreign tax planning strategies to investors. Merrill Lynch is a significant variable interest holder in these VIEs.

o Merrill Lynch has a significant variable interest in a residential mortgage securitization entered into by one of its banking subsidiaries. Specifically, ML retains a 97% interest in the VIE. In accordance with the previous accounting guidance of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, this entity qualifies as a QSPE and therefore Merrill Lynch does not consolidate the VIE. The 97% interest is reported in Investment securities on Merrill Lynch's Condensed Consolidated Balance Sheets.

o Merrill Lynch has entered into transactions with VIEs where Merrill Lynch is a derivative counterparty to a VIE that serves to synthetically expose investors to a specific credit risk. Based on the provisions of FIN 46R, Merrill Lynch does not have a significant variable interest since the derivative it has purchased does not absorb variability of the VIE. However, because these structures represent a significant Merrill Lynch sponsored program, information related to these structures has been included in the following table.

The following tables summarize Merrill Lynch's involvement with the VIEs listed above as of March 26, 2004 and December 26, 2003, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch's estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

(dollars in millions)
---------------------------------------- ----------------------------------------------------------------------------
                                                                        March 26, 2004
                                                  Primary Beneficiary            Significant Variable Interest Holder
---------------------------------------------------------------------------------------------------------------------

                                                Asset     Recourse to Merrill            Asset                Maximum
Description                                      Size                   Lynch(4)          Size               Exposure
---------------------------------------------------------------------------------------------------------------------

Convertible Bond Stripping                     $1,315                    None          $     -                $     -
Maturity Shortening                               369                    $  1                -                      -
Guaranteed Funds                                  941                     941                -                      -
Loan and Real Estate VIEs                         753                    None              795                    692
Municipal Bond Securitizations(1)                   -                       -           17,154                 17,154
Foreign Tax Planning VIEs(2)                        -                       -            2,811                    129
Mortgage Securitization                             -                       -              329                    319
Synthetic Credit Risk VIEs(3)                       -                       -            6,986                    572
---------------------------------------------------------------------------------------------------------------------

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                                      December 26, 2003
                                                  Primary Beneficiary            Significant Variable Interest Holder
---------------------------------------------------------------------------------------------------------------------

                                                Asset     Recourse to Merrill            Asset                Maximum
Description                                      Size                   Lynch(4)          Size               Exposure
---------------------------------------------------------------------------------------------------------------------
Convertible Bond Stripping                     $1,864                    None          $     -                $     -
Maturity Shortening                               379                      $1                -                      -
Guaranteed Funds                                  863                     863                -                      -
Loan and Real Estate VIEs                         775                    None              636                    567
Municipal Bond Securitizations(1)                   -                       -           16,927                 16,927
Foreign Tax Planning VIEs(2)                        -                       -            2,811                    114
Mortgage Securitization                             -                       -              345                    334
Synthetic Credit Risk VIEs(3)                       -                       -            6,402                    474
---------------------------------------------------------------------------------------------------------------------
(1)The maximum exposure for Municipal Bond Securitizations reflects
   Merrill Lynch's potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overestimates Merrill Lynch's probability weighted exposure to these
   VIEs because it does not reflect the economic hedges that are designed to be effective in principally offsetting Merrill Lynch's exposure to loss.
(2)The maximum exposure for Foreign Tax Planning VIEs reflects the fair value of derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(3)The maximum exposure for Synthetic Credit Risk VIEs is the asset carrying value of the derivatives entered into with the VIEs as of
   March 26, 2004 and December 26, 2003, respectively.
(4)This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.


--------------------------------------------------------------------------------
NOTE 7. LOANS, NOTES, AND MORTGAGES AND RELATED COMMITMENTS TO EXTEND CREDIT
--------------------------------------------------------------------------------

Loans, Notes, and Mortgages and related commitments to extend credit at March 26, 2004 and December 26, 2003, are presented below:

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                               Loans                              Commitments
---------------------------------------------------------------------------------------------------------------------
                                                  Mar. 26, 2004     Dec. 26, 2003   Mar. 26, 2004(1)    Dec. 26, 2003
---------------------------------------------------------------------------------------------------------------------

Consumer and small- and middle-market business:
  Mortgages                                             $16,734           $16,688         $ 5,208             $ 4,842
  Small- and middle-market business                       6,954             6,737           3,408               3,411
  Other                                                   3,035             4,045             665                 603

Commercial:
  Secured                                                21,275            21,048          15,461              12,425
  Unsecured investment grade                              1,268             1,806          17,967              15,028
  Unsecured non-investment grade                            683               669             874                 562
                                                        -------           -------         -------             -------
Total                                                   $49,949           $50,993         $43,583             $36,871
---------------------------------------------------------------------------------------------------------------------
(1) See Note 11 for the maturity profile of these commitments.


The loan amounts are net of an allowance for loan losses of $308 million and $318 million as of March 26, 2004 and December 26, 2003, respectively.

Consumer and small- and middle-market business loans, substantially all of which are secured by real and/or personal property, consisted of approximately 203,100 individual loans at March 26, 2004 and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at March 26, 2004 consisted of approximately 6,900 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch's securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $4.9 billion at March 26, 2004 and December 26, 2003.

The above amounts include $8.3 billion and $7.6 billion of loans held for sale at March 26, 2004 and December 26, 2003, respectively. Loans held for sale are loans which management expects to sell prior to maturity. At March 26, 2004, such loans consisted of $4.8 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans, approximately 65% of which are to investment grade counterparties. At December 26, 2003, such loans consisted of $5.2 billion of consumer loans, primarily residential mortgages, and $2.4 billion of commercial loans, approximately 59% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes, and mortgages, see Note 1 in the 2003 Annual Report.

--------------------------------------------------------------------------------
NOTE 8.  COMMERCIAL PAPER, SHORT- AND LONG-TERM BORROWINGS, AND BANK DEPOSITS
--------------------------------------------------------------------------------

Commercial paper and Other short-term borrowings and Bank deposits at March 26, 2004 and December 26, 2003 are presented below:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                    Mar. 26, 2004        Dec. 26, 2003
--------------------------------------------------------------------------------------

Commercial paper and other short-term
borrowings
    Commercial paper                                      $ 3,822              $ 4,568
    Other                                                     814                  432
                                                          -------              -------
    Total                                                 $ 4,636              $ 5,000
                                                          -------              -------
Bank deposits
    U.S.                                                  $65,441              $65,409
   Non U.S.                                                12,685               14,048
                                                          -------              -------
   Total                                                  $78,126              $79,457
--------------------------------------------------------------------------------------

Long-term borrowings

Merrill Lynch issues debt and Certificates of deposit whose coupons or repayment terms are linked to the performance of equity or other indices (e.g., S&P 500) or baskets of securities. These instruments are assessed to determine if there is an embedded derivative that requires separate reporting and accounting. Beginning in 2004, in accordance with SEC guidance, Merrill Lynch amortizes any upfront profit associated with the embedded derivative into income as a yield adjustment over the life of the related debt instrument or Certificate of deposit.

In March 2002, Merrill Lynch issued $2.3 billion aggregate original principal amount of floating rate zero-coupon contingently convertible debt (Liquid Yield OptionTM notes or LYONs(R)) at an issue price of $1,000 per note. At maturity, the LYONs(R) holder will receive the original principal amount of $1,000 increased daily by a variable rate. The LYONs(R) are unsecured and unsubordinated indebtedness of Merrill Lynch with a maturity date of 30 years. Merrill Lynch will pay no interest prior to maturity unless, during any six-month period beginning June 1, 2007, the average market price of a LYONs(R) for a certain period exceeds 120% of the accreted value of the LYONs(R). Holders of LYONs(R) may convert each security into 13.8213 shares (i.e., the "conversion rate") of Merrill Lynch common stock based on the conditions described below.

In May 2001, Merrill Lynch issued $4.6 billion of aggregate original principal amount of fixed rate contingently convertible LYONs(R) at an issue price of $511.08 per note, which resulted in gross proceeds of approximately $2.4 billion. Each note has a yield to maturity of 2.25% with a maturity value of $1,000 on May 23, 2031. Merrill Lynch is amortizing the issue discount using the effective interest method over the term of the LYONs(R). The LYONs(R) are unsecured unsubordinated indebtedness of Merrill Lynch with a maturity of 30 years. Merrill Lynch will pay no interest prior to maturity unless, during any six-month period beginning June 1, 2006, the average market price of a LYONs(R) for a certain period exceeds 120% of the accreted value of the LYONs(R). Holders of LYONs(R) may convert each security into 5.6787 shares (i.e., the "conversion rate") of common stock based on the conditions described below.

The conversion rate for both of Merrill Lynch's LYONs(R) will be adjusted for:

o        Dividends or distributions payable in Merrill Lynch common stock.

o Distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch stock at that time.

o Distribution of Merrill Lynch assets to holders of Merrill Lynch common stock (excluding cash dividends that are not extraordinary dividends), or

o Certain corporate events, such as consolidation, merger or transfer of all, or substantially all, of Merrill Lynch's assets.

Both of Merrill Lynch LYONs(R) issuances may be converted based on any of the following conditions:

o If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the quarter is more than the conversion trigger price. The conversion trigger price for the floating rate LYONs(R) at March 26, 2004 was $86.82. (That is, at March 26, 2004, a holder could have converted a floating rate LYONs(R) into 13.8213 shares of Merrill Lynch stock if the Merrill Lynch stock price had been greater than $86.82 for at least 20 of the last 30 consecutive trading days at the end of the last day of the quarter). The conversion trigger price for the fixed rate LYONs(R) at March 26, 2004 was $113.76. The conversion trigger price will change each quarter based on the accreted value of the LYONs(R) at that date.

o During any period in which the credit rating of LYONs(R) is Baa1 or lower by Moody's Investor Services, Inc., BBB+ or lower by Standard & Poor's Credit Market Services, or BBB+ or lower by Fitch, Inc.

o        If the LYONs(R)are called for redemption.

o If Merrill Lynch is party to a consolidation, merger or binding share exchange, or

o If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.

As of March 26, 2004 none of the conversion triggers above had been met and, as a result, the related shares have not been included in the diluted EPS calculation.

Holders of LYONs(R) may require Merrill Lynch to repurchase their convertible instruments at accreted value on various dates prior to maturity. The initial put date for holders of floating rate LYONs(R) is March 13, 2005. The initial put date for fixed rate LYONs(R) is May 23, 2004. Merrill Lynch may pay the purchase price in cash, shares or any combination thereof. Merrill Lynch has elected to pay the purchase price for any fixed rate LYONs(R) that are put back to Merrill Lynch on May 23, 2004, with cash. The maximum cash payment assuming the entire issue is put back to Merrill Lynch, would be $2.5 billion.

For further information regarding Merrill Lynch LYONs(R) issuances, refer to
Note 9 of the 2003 Annual Report.

--------------------------------------------------------------------------------
NOTE 9.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The components of comprehensive income are as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                    ------------------------
                                                                    Mar. 26,         Mar. 28,
                                                                       2004             2003
                                                                     ------          -------

Net Earnings                                                         $1,252             $643
                                                                     ------          -------
Other comprehensive income, net of tax:
    Currency translation adjustment                                      (8)               6
    Net unrealized gain on investment
         securities available-for-sale                                   63               18
    Deferred gain on cash flow hedges                                     8                6
                                                                     ------           ------
    Total other comprehensive income, net of tax                         63               30
                                                                     ------           ------
Comprehensive income                                                 $1,315             $673
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 10. EARNINGS PER SHARE
--------------------------------------------------------------------------------

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
---------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                          -------------------------
                                                                           Mar. 26,          Mar.28,
                                                                              2004             2003
                                                                          --------         --------
Net Earnings                                                              $  1,252         $    643
Preferred stock dividends                                                       10                9
                                                                          --------         --------
Net earnings applicable to common stockholders                            $  1,242         $    634
                                                                          --------         --------
---------------------------------------------------------------------------------------------------
(shares in thousands)
Weighted-average shares outstanding                                        930,155          887,553
                                                                          --------         --------
Effect of dilutive instruments(1) (2):
    Employee stock options                                                  46,214           21,108
    Financial Advisor Capital Accumulation Award Plan shares                23,353           20,373
    Restricted shares and units                                             19,929           12,723
    Employee Stock Purchase Plan shares                                          -              118
                                                                          --------         --------
    Dilutive potential common shares                                        89,496           54,322
                                                                          --------         --------
Total weighted-average diluted shares                                    1,019,651          941,875
                                                                          --------         --------
---------------------------------------------------------------------------------------------------
Basic earnings per common share                                           $   1.34         $   0.71
Diluted earnings per common share                                         $   1.22         $   0.67
---------------------------------------------------------------------------------------------------
(1)During the 2004 and 2003 first quarter there were 40 million and 159 million instruments, respectively, that were considered antidilutive and thus were not included in the above calculations. Additionally, shares related to Merrill Lynch's LYONs(R) issuance are not included in the computation of diluted earnings per share because the threshold trigger price for conversion has not been reached. See Note 8 to the Condensed
   Consolidated Financial Statements.
(2)See Note 15 to the 2003 Annual Report for a description of these instruments.

--------------------------------------------------------------------------------
NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
--------------------------------------------------------------------------------

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

Given the number of these legal actions, investigations and proceedings, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest these actions. In many cases, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the litigation has been commenced, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to it, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results or cash flows for any particular period and may impact ML & Co.'s credit ratings.

Commitments

At March 26, 2004, Merrill Lynch's commitments had the following expirations:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                          Commitment expiration
                                                           -----------------------------------------------------
                                                           Less than 1                                    Over 5
                                                  Total           year    1- 3 years   3+ - 5 years        years
----------------------------------------------------------------------------------------------------------------

Commitments to extend credit(1)                 $43,583        $19,887       $10,107         $7,824       $5,765
Purchasing and other commitments                  8,663          7,408           570            449          236
Operating leases                                  3,809            525         1,010            845        1,429
Resale agreements                                14,821         14,821             -              -            -
                                                -------        -------       -------         ------       ------
Total                                           $70,876        $42,641       $11,687         $9,118       $7,430
----------------------------------------------------------------------------------------------------------------
(1) See Note 7 to the Condensed Consolidated Financial Statements and Note 13 in
    the 2003 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $565 million and $507 million at March 26, 2004 and December 26, 2003, respectively.

Merrill Lynch has commitments to purchase partnership interests, primarily related to private equity investing activities, of $406 million and $426 million at March 26, 2004 and December 26, 2003, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, and systems consulting services. At March 26, 2004 and December 26, 2003 minimum fee commitments over the remaining life of these agreements aggregated $492 million and $503 million, respectively. Merrill Lynch has entered into other purchasing commitments totaling $7.8 billion and $7.4 billion at March 26, 2004 and December 26, 2003, respectively.

Leases

Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

In 1999 and 2000, Merrill Lynch established two SPEs to finance its Hopewell, New Jersey campus and an aircraft. Merrill Lynch leased the facilities and the aircraft from the SPEs. The total amount of funds raised by the SPEs to finance these transactions was $383 million. These SPEs were not consolidated by Merrill Lynch pursuant to accounting guidance. In the second quarter of 2003, the facilities and aircraft owned by these SPEs were acquired by a newly created limited partnership, which is unaffiliated with Merrill Lynch. The limited partnership acquired the assets subject to the leases with Merrill Lynch as well as the existing indebtedness incurred by the original SPEs. The proceeds from the sale of the assets to the limited partnership, net of the debt assumed by the limited partnership, were used to repay the equity investors in the original SPEs. After the transaction was completed, the original SPEs were dissolved. The limited partnership has also entered into leases with third parties unrelated to Merrill Lynch.

The leases with the limited partnership mature in 2005 and 2006, and each lease has a renewal term to 2008. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $325 million as of March 26, 2004. As of March 26, 2004, the carrying value of the liability on the Condensed Consolidated Financial Statements is $32 million. Merrill Lynch's residual value guarantee does not comprise more than half of the limited partnership's assets.

The limited partnership does not meet the definition of a variable interest entity as defined in FIN 46R and Merrill Lynch does not have a partnership or other interest in the limited partnership. Accordingly, Merrill Lynch is not required to consolidate the limited partnership in its financial statements. The leases with the limited partnership are accounted for as operating leases.

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

Merrill Lynch records all derivative transactions at fair value on its Condensed Consolidated Balance Sheets. A risk framework is used to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 in the 2003 Annual Report for further discussion of risk management of derivatives.

Merrill Lynch also provides guarantees to SPEs in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities.

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. The assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross collateralized pool. As of March 26, 2004, the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $18.0 billion and the maximum payout if the standby facilities are drawn was $14.0 billion.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of March 26, 2004, the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $4.1 billion; the maximum payout if an issuer defaults was $3.2 billion. As described in the preceding paragraph, the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch economically hedges its exposure though derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from asset sales greater than 75 - 90% of the adjusted acquisition price, as defined. As of March 26, 2004, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $538 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the adjusted acquisition price, as defined.

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

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $255 million as collateral to secure these guarantees. In addition, standby letters of credit include $104 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At March 26, 2004 Merrill Lynch's maximum potential exposure to loss with respect to these guarantees is $569 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch's exposure or expected loss at March 26, 2004. These guarantees meet the SFAS No. 149 definition of derivatives and, as such, are carried as an asset with a fair value of $20 million at March 26, 2004.

These guarantees and their expiration are summarized at March 26, 2004 as follows:

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------
                                           Maximum
                                           Payout/   Less than 1        1 - 3       3+ - 5       Over 5     Carrying
                                          Notional          year        years        years        years        Value
--------------------------------------------------------------------------------------------------------------------
Derivative contracts(1)                   $976,409      $371,452     $263,921     $210,657     $130,379      $19,269
Liquidity facilities with SPEs(2)           13,999        11,693        2,306            -            -          101
Liquidity and default facilities
   with SPEs                                 3,213         1,851        1,074            1          287          101
Residual value guarantees(3)(4)              1,876            80           26          420        1,350           40
Standby letters of credit and other
   performance guarantees(5)                 1,068           347           92           52          577          (19)
--------------------------------------------------------------------------------------------------------------------
(1) As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2) Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $2.7 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3) Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(4) Includes $937 million of reimbursement agreements with the Mortgage 100SM program.
(5) Includes guarantees related to principal-protected mutual funds.

See Note 13 in the 2003 Annual Report for additional information on guarantees.

--------------------------------------------------------------------------------
NOTE 12.  EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

Merrill Lynch provides retirement and other postemployment benefits to its employees worldwide through defined contribution and defined benefit pension plans and other postretirement benefit plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 14 in the 2003 Annual Report for a complete discussion on employee benefit plans.

Defined Benefit Pension Plans

Pension cost for the three months ended March 26, 2004 and March 28, 2003, for Merrill Lynch's defined benefit pension plans, included the following components:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                    ------------------------
                                                                    Mar. 26,         Mar. 28,
                                                                       2004             2003
                                                                    -------          -------
Service cost                                                            $12              $11
Interest cost                                                            38               36
Expected return on plan assets                                          (35)             (34)
Amortization of unrecognized items and other                              3                -
                                                                    -------          -------
Total defined benefit pension cost                                      $18              $13
--------------------------------------------------------------------------------------------

Merrill Lynch disclosed in its 2003 Annual Report that it expected to contribute $57 million to its defined benefit pension plans in 2004. Merrill Lynch periodically updates these estimates, and currently expects to contribute $32 million to its defined benefit pension plans in 2004.

Postretirement Benefits Other Than Pensions

Other postretirement benefits cost for the three months ended March 26, 2004 and March 28, 2003, included the following components:

(dollars in millions)
--------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                    ------------------------
                                                                    Mar. 26,         Mar. 28,
                                                                       2004             2003
                                                                    -------          -------
Service cost                                                            $ 4              $ 4
Interest cost                                                             8                8
Other                                                                     2                2
                                                                    -------          -------
Total other postretirement benefits cost                                $14              $14
--------------------------------------------------------------------------------------------

Merrill Lynch disclosed in its 2003 Annual Report that it expected to contribute $19 million to its postretirement benefit plans in 2004. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.


--------------------------------------------------------------------------------
NOTE 13.  REGULATORY REQUIREMENTS
--------------------------------------------------------------------------------

Certain U.S. and non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch's principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission ("CFTC"). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items ("ADI") arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At March 26, 2004, MLPF&S's regulatory net capital of $2,557 million was approximately 18.9 % of ADI, and its regulatory net capital in excess of the minimum required was $2,270 million at 2% of ADI.

Merrill Lynch International ("MLI"), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority ("FSA"). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 26, 2004, MLI's financial resources were $6,438 million, exceeding the minimum requirement by $1,083 million.

Merrill Lynch Government Securities Inc. ("MLGSI"), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 26, 2004, MLGSI's liquid capital of $2,227 million was 232 % of its total market and credit risk, and liquid capital in excess of the minimum required was $1,075 million.

Banking Regulation

Two subsidiaries of ML & Co., Merrill Lynch Bank USA ("MLBUSA") and Merrill Lynch Bank & Trust Co. ("MLB&T") are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels, defined as the Tier 1 leverage ratio, the Tier 1 risk-based ratio, and the Total risk-based capital ratio, are calculated as (i) Tier 1 Capital or Total Capital to (ii) average assets or risk-weighted assets. MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for the Tier 1 leverage ratio -- 5%, the Tier 1 risk-based capital ratio -- 6% and the Total risk-based capital ratio -- 10%. The following table represents the actual capital ratios and amounts for MLBUSA and MLB&T at March 26, 2004 and December 26, 2003.

(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                           Mar. 26, 2004                      Dec. 26, 2003
---------------------------------------------------------------------------------------------------------------------
Tier I leverage  (to average assets)                 Actual Ratio            Amount     Actual Ratio           Amount
                                                     ------------            ------     ------------           ------
    MLBUSA                                                  6.75%            $4,640            6.47%           $4,480
    MLB&T                                                    5.63               863             6.00              857
Tier I capital   (to risk-weighted assets)
    MLBUSA                                                  10.60             4,640            10.73            4,480
    MLB&T                                                   16.92               863            19.18              857
Total capital (to risk-weighted assets)
    MLBUSA                                                  11.12             4,867            11.28            4,706
    MLB&T                                                   16.94               864            19.20              858
---------------------------------------------------------------------------------------------------------------------

Merrill Lynch Capital Markets Bank Limited ("MLCMB"), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority ("IFSRA"), as well as to those of the State of New York Banking Department ("NYSBD"), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation ("MLIFC"). MLCMB is required to meet minimum regulatory capital requirements under EU banking law as implemented in Ireland by IFSRA. At March 26, 2004, MLCMB's capital ratio was above the minimum requirement at 12.09% and its financial resources, as defined, were $1,899 million.

Merrill Lynch International Bank Limited ("MLIB"), a U.K.-based regulated bank, is subject to the capital requirements of the Financial Services Authority ("FSA") as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB's consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At March 26, 2004, MLIB's consolidated capital ratio was 14.7% and its consolidated financial resources were $2,257 million.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries ("Merrill Lynch") as of March 26, 2004, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 26, 2004 and March 28, 2003. These financial statements are the responsibility of Merrill Lynch's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Merrill Lynch as of December 26, 2003, and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for the year then ended prior to restatement for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the change in accounting method in 2002 for goodwill amortization to conform to SFAS No. 142, Goodwill and Other Intangible Assets. We also audited the adjustments described in Note 2 to the condensed consolidated financial statements that were applied to restate the December 26, 2003 consolidated balance sheet of Merrill Lynch (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 2003 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP
New York, New York
May 4, 2004

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Merrill Lynch & Co., Inc. ("ML & Co." and, together with its subsidiaries, "Merrill Lynch") is a holding company that, through its subsidiaries, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending, and related products and services on a global basis. In addition, Merrill Lynch engages in market-making activities on behalf of its clients and for its own account, as well as in private equity and other principal investment activities. The financial services industry, in which Merrill Lynch is a leading participant, is extremely competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment, and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by regulatory and legislative initiatives that may affect the conduct of their business, including increased regulation, and by the outcome of legal and regulatory investigations and proceedings. These conditions or events can significantly affect the volatility of the financial markets as well as the volumes and revenues in businesses such as brokerage, trading, investment banking, wealth management and asset management. Revenues and net earnings may vary significantly from period to period due to the unpredictability of these factors and the resulting market volatility and trading volumes.

The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors, and diminishing margins in many mature products and services. Commercial and investment bank consolidations have also increased the competition for investment banking and capital markets business, due in part to the extension of credit in conjunction with investment banking and capital raising activities.

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

Forward Looking Statements

Certain statements contained in this report may be considered forward-looking, including those about management expectations, strategic objectives, business prospects, anticipated expense levels and financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Management's beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as financial market volatility, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch's Annual Report on Form 10-K for the fiscal year ended December 26, 2003 and in the following sections. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult any further disclosures Merrill Lynch may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

--------------------------------------------------------------------------------
BUSINESS ENVIRONMENT
--------------------------------------------------------------------------------

Major equity market indices grew strongly in January and February but, due to increased geopolitical concerns, weakened in March and ended the quarter essentially unchanged. Fixed income market conditions continued to be robust. Despite strong economic growth in 2003, in early 2004, many investors continued to seek an alternative in bonds amid continued worries about job growth, rising oil prices and terrorism. The yield curve remained steep. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 3.85%, down from 4.25% at the end of 2003. At its meetings in both January and March, the U.S. Federal Reserve System's Federal Open Market Committee kept its target for the federal funds rate unchanged at 1.00%.

Major U.S. equity indices increased steadily early in the first quarter, but due to a late quarter downturn closed essentially unchanged from the end of 2003. The Dow Jones Industrial Average finished the quarter down 0.9%, but was up 29.6% from the first quarter of 2003. The Nasdaq Composite, whose many technology stocks led last year's market gains and this year's declines, fell 0.5% in the first quarter but finished the quarter 48.7% above its prior-year level. The Standard and Poor's 500 stock index rose 1.3% during the first quarter but was up 32.8% from the end of the first quarter of 2003.

After last year's powerful rally, global stock markets turned in a mixed performance for the quarter. The Dow Jones World Index, excluding the United States, was up 5.6% in the first quarter of 2004 and 58.2% from the first quarter of 2003. In Europe, the Dow Jones Stoxx Index of 600 European blue-chip companies increased 3.2% in the quarter with the help of the U.S. dollar slightly rebounding against the euro. In Japan, the Nikkei 225 index ended the quarter with an overall gain of 10% and reached a 21-month high by the end of March. Emerging markets, led by Mexico and South Korea, continued to outperform most of the developed world.

Global debt and equity underwriting volumes increased to $1.6 trillion, up 26% from the 2003 fourth quarter and 14% from the first quarter of 2003, according to Thomson Financial Securities Data. Increased stock issuances helped raise total underwriting fees to $4.9 billion in the first quarter, the highest level in two-and-a-half years, according to Thomson Financial Securities Data. The comeback of Initial Public Offerings ("IPOs"), which earn the highest fees, was the primary reason for the significant increase in underwriting fees. The 42 IPOs in the first quarter of 2004, which raised $8.3 billion, was the highest transaction count since the first quarter of 2000.

Global merger and acquisition activity experienced mixed results. Despite strong dollar volumes of announced deals of $536 billion, the number of announced deals declined 7% from the fourth quarter of 2003 but was up 6% from the prior-year quarter. In the United States, the value of announced deals totaled approximately $292 billion, the highest level since the fourth quarter of 2000, according to Thomson Financial Securities Data.

Merrill Lynch continually evaluates the profitability and performance of its businesses under varying market conditions and, in light of the evolving competitive environment, for alignment with long-term strategic objectives. The strategy of disciplined growth through maintaining long-term client relationships, diversifying revenue sources, closely monitoring costs and risks, and increasing fee-based and recurring revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch's business as a whole.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------
                                                         For the Three Months Ended
                                                        ----------------------------
                                                        March 26,           March 28,
(dollars in millions, except per share amounts)             2004                2003(1)
------------------------------------------------------------------------------------
Net Revenues
      Asset management and portfolio service fees         $1,315              $1,127
      Commissions                                          1,361               1,069
      Principal transactions                               1,046               1,025
      Investment banking                                     837                 493
      Other                                                  367                 213
                                                          ------              ------
     Subtotal                                              4,926               3,927

  Interest and dividend revenues                           3,061               3,005
  Less interest expense                                    1,897               2,128
                                                          ------              ------
     Net interest profit                                   1,164                 877
                                                          ------              ------

Total Net Revenues                                         6,090               4,804
                                                          ------              ------
Non-interest expenses:
      Compensation and benefits                            3,047               2,561
      Communications and technology                          341                 403
      Occupancy and related depreciation                     217                 216
      Brokerage, clearing, and exchange fees                 204                 170
      Advertising and market development                     122                 121
      Professional fees                                      177                 144
      Office supplies and postage                             51                  58
      Other                                                  239                 222
                                                          ------              ------
Total non-interest expenses                                4,398               3,895
                                                          ------              ------

Earnings before income taxes                              $1,692              $  909
                                                          ======              ======
Net earnings                                              $1,252              $  643
                                                          ======              ======
Earnings per common share:
    Basic                                                 $ 1.34              $ 0.71
    Diluted                                                 1.22                0.67
Annualized return on average common
   stockholders' equity                                     17.0%               10.5%
Pre-tax profit margin                                       27.8                18.9
------------------------------------------------------------------------------------
Compensation and benefits
   as a percentage of net revenues                          50.0%              53.3%
Non-compensation expenses
   as a percentage of net revenues                          22.2                27.8
------------------------------------------------------------------------------------
(1) Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for
    Stock-Based Compensation, as discussed in Note 2.

Consolidated Results of Operations

Merrill Lynch's net earnings were $1.3 billion for the 2004 first quarter, an increase of 95% from $643 million in the first quarter of 2003. Earnings per common share were $1.34 basic and $1.22 diluted, compared with $0.71 basic and $0.67 diluted in the 2003 first quarter. The 2004 first quarter pre-tax margin rose to 27.8%, up from 18.9% in the prior-year quarter.

Net revenues were $6.1 billion in the first quarter of 2004, 27% higher than the 2003 first quarter. Asset management and portfolio service fees were $1.3 billion, up 17% from the first quarter of 2003 largely as a result of higher portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values, as well as increased investment and fund management fees. Commission revenues were $1.4 billion, up 27% from the 2003 first quarter, due to higher transaction volumes, particularly in listed equities and mutual funds. Principal transactions revenues remained essentially unchanged from the year-ago quarter, at $1.0 billion. Investment banking revenues were $837 million, 70% higher than the 2003 first quarter. These revenues included underwriting revenues of $672 million that were 83% higher than the 2003 first quarter, reflecting higher levels of equity underwriting revenues in a more favorable market environment. Also included were strategic advisory revenues of $165 million, which increased 32% from the year-ago quarter, as merger and acquisition activity levels increased. Other revenues were $367 million, 72% higher than the 2003 first quarter due principally to increased revenues from investments, partially offset by lower realized gains on the sales of mortgages.

Net interest profit was $1.2 billion, up 33% from the 2003 first quarter, due primarily to a favorable yield curve environment and increased secured lending activity. As a result of the deconsolidation of the Trusts that issued Trust Originated Preferred Securities ("TOPrSSM") in accordance with the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, net interest profit now includes the interest expense associated with the long-term debt issued to the TOPrSSM partnerships. See Note 6 to the Condensed Consolidated Financial Statements for additional information on the impact of TOPrSSM.

Compensation and benefits expenses of $3.0 billion in the first quarter of 2004 increased 19% from the 2003 first quarter due primarily to higher incentive compensation accruals reflecting increased net revenues. Compensation and benefits expenses were 50.0% of net revenues for the first quarter of 2004, compared to 53.3% in the year-ago quarter. These amounts reflect the retroactive restatement for stock option expensing under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which amounted to $59 million and $65 million for the first three months of 2004 and 2003, respectively. Stock option grants are amortized into earnings over the vesting period. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

Non-compensation expenses were $1.4 billion in the first quarter of 2004, essentially unchanged from the 2003 first quarter. Communications and technology costs were $341 million, down 15% from the first quarter of 2003 due primarily to reduced technology equipment depreciation and rental costs, as well as lower systems consulting and communications costs. Brokerage, clearing and exchange fees were $204 million, up 20% from the 2003 first quarter, due to higher transaction volumes. Professional fees increased 23% from the first quarter of 2003, to $177 million, due principally to increased legal, consulting and recruitment fees. Other expenses were $239 million in the first quarter of 2004, up 8% from a year ago. A $45 million expense recorded in the GPC segment for the adoption of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, relating to the accounting for death and other insurance benefits, was partially offset by lower provisions for losses.

Merrill Lynch's first quarter 2004 effective tax rate of 26.0%, declined from 26.5% for the full year of 2003, due primarily to increased lower-taxed earnings from international operations and additional benefits related to state deferred tax assets. The tax rate also reflects projected utilization of Japan net operating losses against Japanese earnings for 2004 and 2003, respectively.

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

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment, including the net revenue impact of TOPrSSM. Business segment results are restated to reflect reallocations of revenues and expenses, which result from changes in Merrill Lynch's business strategy and structure.

--------------------------------------------------------------------------------
GLOBAL MARKETS AND INVESTMENT BANKING
--------------------------------------------------------------------------------

GMI's Results of Operations
--------------------------------------------------------------------
                                        For the Three Months Ended
--------------------------------------------------------------------
                                     Mar. 26,     Mar. 28,
(dollars in millions)                   2004         2003     % Inc.
--------------------------------------------------------------------

Commissions                           $  552       $  511          8
Principal transactions and
    net interest profit                1,733        1,425         22
Investment banking                       675          433         56
Other revenues                           275           88        213
                                      ------       ------
    Total net revenues                 3,235        2,457         32
                                      ------       ------
Non-interest expenses                  2,120        1,708         24
                                      ------       ------
Pre-tax earnings                      $1,115       $  749         49
                                      ------       ------
Pre-tax profit margin                   34.5%        30.5%
--------------------------------------------------------------------

GMI took advantage of favorable market conditions and both Global Markets and Investment Banking achieved strong year-over-year growth in net revenues and pre-tax earnings. In debt markets, GMI generated record quarterly net revenues, driven by increased client activity as a result of continued favorable interest rate and credit environments as well as selective position-taking. Net revenues in GMI's equity business also improved significantly across all components of equity trading, origination and financing activities as volumes and volatility increased. Geographically, all regions within GMI achieved year-over-year revenue increases. In Investment Banking, equity origination, debt origination, and merger and acquisition advisory revenues all increased from the year-ago quarter.

GMI's pre-tax earnings increased 49% from the first quarter of 2003, to $1.1 billion. GMI's net revenues were $3.2 billion in the 2004 first quarter, 32% higher than the year-ago quarter. This revenue increase, complemented by ongoing operating discipline, resulted in a pre-tax margin of 34.5%, up from 30.5% in the year-ago quarter. Total non-interest expenses were $2.1 billion during the 2004 first quarter, up from $1.7 billion in the year-ago period, due primarily to higher incentive compensation accruals associated with increased net revenues.

Commissions
Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, money market instruments and options. Commission revenues in the first quarter of 2004 increased 8% compared to the year-ago quarter, to $552 million, primarily as a result of an increase in global equity trading volumes.

Principal transactions and net interest profit
----------------------------------------------------------------------
                                   For the Three Months Ended
----------------------------------------------------------------------
                                    March 26,      March 28,
(dollars in millions)                   2004           2003     % Inc.
----------------------------------------------------------------------
Debt and debt derivatives            $ 1,401        $ 1,253         12
Equities and equity derivatives          332            172         93
                                     -------        -------
Total                                $ 1,733        $ 1,425         22
----------------------------------------------------------------------


Principal transactions revenues include realized gains and losses from the purchase and sale of securities in which Merrill Lynch acts as principal, and unrealized gains and losses on trading assets and liabilities.

Net interest profit is a function of the level and mix of total assets and liabilities, including trading assets owned and the prevailing level, term structure, and volatility of interest rates. Net interest profit is an integral component of trading and investing activity.

In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net trading revenues were $1.7 billion in the first quarter of 2004, up 22% from $1.4 billion in the year-ago quarter. Debt and debt derivatives net trading revenues were $1.4 billion, 12% higher than the first quarter of 2003, reflecting increased trading of interest rate and credit products due to a favorable yield curve environment and selective position-taking. Equities and equity derivatives net trading revenues increased 93% from the first quarter of 2003 to $332 million, due to higher trading revenues resulting from the improvement in market conditions across equity and equity-related products.

Investment Banking
--------------------------------------------------------------------
                             For the Three Months Ended
--------------------------------------------------------------------
                                Mar. 26,         Mar. 28,
(dollars in millions)              2004             2003      % Inc.
--------------------------------------------------------------------

Debt underwriting                 $ 236            $ 176          34
Equity underwriting                 276              132         109
                                  -----            -----         ---
  Total underwriting                512              308          66
                                  -----            -----
Strategic advisory services         163              125          30
                                  -----            -----         ---
Total                             $ 675            $ 433          56
--------------------------------------------------------------------

Underwriting
------------
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the 2004 first quarter were $512 million, up 66% from the $308 million recorded in the year-ago quarter, due to increased equity and debt underwriting revenues resulting from a higher volume of transactions. Merrill Lynch increased its market shares in most categories from a year ago and ranked second in global debt and equity underwriting in the first quarter of 2004.

  Merrill Lynch's underwriting market share information based on transaction value follows:

----------------------------------------------------------------------------------------
                                                 For the Three Months Ended
                                       -------------------------------------------------
                                         March 26, 2004                   March 28, 2003
                                       ----------------                -----------------
                                       Market                          Market
                                        Share      Rank                 Share       Rank
----------------------------------------------------------------------------------------
Global proceeds
    Debt and Equity                       8.1%        2                   7.1%         3
    Debt                                  8.1         2                   7.1          3
    Equity and equity-linked              8.8         4                   8.0          5
U.S. proceeds
    Debt and Equity                      11.4%        2                   9.1%         2
    Debt                                 11.6         2                   9.1          2
    Equity and equity-linked              8.1         4                  14.6          1
----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
---------------------------
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $163 million in the first quarter of 2004, up 30% from the first quarter of 2003 as market shares both in the U.S. and globally, increased.

Merrill Lynch's merger and acquisition market share information based on transaction value is as follows:

----------------------------------------------------------------------------------------
                                                  For the Three Months Ended
                                        ------------------------------------------------
                                         March 26, 2004                   March 28, 2003
                                        ---------------                  ---------------
                                        Market                           Market
                                         Share     Rank                   Share     Rank
----------------------------------------------------------------------------------------

Completed transactions
     Global                               18.4%       2                   15.2%        3
     U.S.                                 33.8        1                   23.8         3
Announced transactions
     Global                               23.8%       4                   13.4%        5
     U.S.                                 18.3       10                    3.7        13

----------------------------------------------------------------------------------------
Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies' advisors.

Other Revenues
Other revenues, which include realized investment gains and losses, income from equity method investments and distributions on equity investments, were $275 million in the first quarter of 2004 compared to $88 million in the year-ago quarter, due primarily to increased net revenues related to equity method and other investments. Other revenues in the 2004 first quarter included $57 million from an equity-method investment in an entity which focuses on managing problem loans to small and medium-size companies in Japan.

For additional information on GMI's segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
GLOBAL PRIVATE CLIENT
--------------------------------------------------------------------------------

GPC's Results of Operations

--------------------------------------------------------------------------
                                     For the Three Months Ended
--------------------------------------------------------------------------
                                       Mar. 26,         Mar. 28,    % Inc.
(dollars in millions)                     2004             2003      (Dec.)
--------------------------------------------------------------------------

Asset management and
     portfolio service fees             $  948           $  812         17
Commissions                                788              538         46
Principal transactions and
     new issue revenues                    333              299         11
Net interest profit                        339              324          5
Other revenues                              92              130        (29)
                                        ------           ------
     Total net revenues                  2,500            2,103         19
                                        ------           ------
Non-interest expenses                    1,990            1,854          7
                                        ------           ------
Pre-tax earnings                        $  510            $ 249        105
                                        ------           ------
Pre-tax profit margin                     20.4%            11.8%
--------------------------------------------------------------------------


GPC's first quarter 2004 pre-tax earnings were $510 million, up 105% from the 2003 first quarter. Net revenues increased 19% from the year-ago quarter to $2.5 billion. The net revenues and pre-tax earnings growth from the prior-year quarter reflected increased client transaction activity, continued strength in revenues from fee-based products and increased revenues from distribution of new issues. GPC's pre-tax margin was 20.4%, up from 11.8% in the year-ago quarter. Non-interest expenses were $2.0 billion in the first quarter of 2004, 7% higher than in the first quarter of 2003, primarily due to higher incentive compensation accruals associated with increased net revenues. Non-compensation expenses included a $45 million expense related to the adoption of SOP 03-1 relating to the accounting for guaranteed minimum death benefits in variable annuity products.

GPC employed approximately 13,700 Financial Advisors at the end of the 2004 first quarter, a net increase of approximately 100 from the end of the year-ago quarter.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults(R). Also included are servicing fees related to these accounts, and certain other account-related fees.

Asset management and portfolio service fees totaled $948 million, up 17% from the $812 million recorded in the first quarter of 2003. This increase reflects higher portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values.

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues increased 46% to $788 million in the first quarter of 2004 from $538 million in the year-ago quarter, due primarily to increased transaction volumes related to mutual funds and equities.

Principal transactions and new issue revenues
GPC's principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products.

Principal transactions and new issue revenues were $333 million, 11% higher than the 2003 first quarter due to an increase in equity new issue revenues.

An analysis of changes in assets in GPC accounts from March 28, 2003 to March 26, 2004 is detailed below:

-----------------------------------------------------------------------------------------------------
                                                           Net Changes Due To
                                                 ---------------------------------------
                                         March 28,         New           Asset               March 26,
(dollars in billions)                        2003        Money    Appreciation     Other(1)      2004
-----------------------------------------------------------------------------------------------------
Assets in GPC accounts
    U.S.                                   $1,009          $13            $165       $ -       $1,187
    Non U.S.                                   86            2              20        (3)         105
                                        -------------------------------------------------------------
    Total                                  $1,095          $15            $185       $(3)      $1,292
-----------------------------------------------------------------------------------------------------
(1) Represents accounts sold as part of the sale of GPC's call center in Japan and the divestiture of the German business.

Total assets in GPC accounts in the United States were $1.2 trillion at March 26, 2004 up from $1.0 trillion at the end of the 2003 first quarter as a result of market-driven increases in asset values and net new money of $13 billion. Outside the United States, client assets were $105 billion, up from $86 billion at the end of the year-ago quarter, largely due to market-driven increases. Total assets in asset-priced accounts were $235 billion at the end of the 2004 first quarter, up 30% from $181 billion at the end of the 2003 first quarter.

Net interest profit
Net interest profit for GPC includes GPC's allocation of the interest spread earned in Merrill Lynch's banks for deposits as well as interest earned on margin and other loans. Net interest profit was $339 million in the 2004 first quarter, up 5% from $324 million in the first quarter of 2003.

Other revenues
Other revenues were $92 million in the first quarter of 2004, compared to $130 million in the year-ago period. This decline is due principally to lower realized gains on the sales of mortgages.

For additional information on GPC's segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
MERRILL LYNCH INVESTMENT MANAGERS
--------------------------------------------------------------------------------

MLIM's Results of Operations
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                      For the Three Months Ended
--------------------------------------------------------------------------
                                     March 26,          March 28,
(dollars in millions)                    2004               2003    % Inc.
--------------------------------------------------------------------------

Asset management fees                   $ 356              $ 300        19
Commissions                                32                 31         3
Other revenues                             24                  6       300
                                        -----              -----
     Total net revenues                   412                337        22
Non-interest expenses                     301                298         1
                                        -----              -----
Pre-tax earnings                        $ 111              $  39       185
                                        -----              -----
Pre-tax profit margin                    26.9 %             11.6 %
--------------------------------------------------------------------------

MLIM continued to demonstrate strong relative investment performance for the 1-, 3- and 5-year periods ended March 2004. For each of these periods, more than 70% of MLIM's global assets under management were ahead of their benchmark or category median.

MLIM's pre-tax earnings in the 2004 first quarter were $111 million, up 185% from $39 million in the 2003 first quarter on net revenues that increased 22% from the year ago period to $412 million. This increase is due primarily to higher net asset values and net inflows. Net revenues are primarily dependent on levels of assets under management and asset mix. Non-interest expenses remained essentially unchanged from the year-ago period, at $301 million primarily reflecting continued expense management. The pre-tax margin was 26.9% in the first quarter of 2004, up over 15 percentage points from 11.6% in the year-ago quarter.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds and separately managed accounts. In some cases, separately managed accounts will, in addition, generate performance fees. Asset management fees were $356 million, up 19% from $300 million in the first quarter of 2003 due primarily to higher market values. At the end of the first quarter of 2004, assets under management totaled $513 billion, a 16% increase from $442 billion at the end of the year-ago quarter, due primarily to market-driven appreciation, the positive impact of foreign exchange, and net new money inflows of $7 billion.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds ("12b-1 fees"). Commissions remained essentially unchanged at $32 million compared to the year-ago quarter.

An analysis of changes in assets under management from March 28, 2003 to March 26, 2004 is as follows:

-----------------------------------------------------------------------------------------------------------
                                                             Net Changes Due To
                                              -------------------------------------------
                                      March 28,        New            Asset                        March 26,
(dollars in billions)                     2003       Money     Appreciation         Other(1)           2004
-----------------------------------------------------------------------------------------------------------

Assets under management                   $442          $7              $40           $24              $513
-----------------------------------------------------------------------------------------------------------
(1) Includes reinvested dividends, the impact of foreign exchange movements, net outflows of retail money market funds and other changes.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $24 million and $6 million for the first quarter of 2004 and 2003, respectively. This increase is due primarily to consolidation of certain investments in accordance with FIN 46.

For additional information on MLIM's segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.


--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the March 26, 2004 and December 26, 2003 period-end, and first quarter 2004 and full-year 2003 average balance sheets:

(dollars in billions)
-----------------------------------------------------------------------------------------------------------------------
                                                       Mar. 26,     2004 Quarterly          Dec. 26,     2003 Full year
                                                          2004             Average(1)          2003             Average(1)
-----------------------------------------------------------------------------------------------------------------------
Assets
Trading-Related
Securities financing assets                             $136.1              $153.4           $126.4              $145.0
Trading assets                                           141.7               154.7            134.3               135.9
Other trading-related receivables                         51.0                50.7             46.5                50.5
                                                        ------              ------           ------              ------
                                                         328.8               358.8            307.2               331.4
                                                        ------              ------           ------              ------
Non-Trading-Related
Cash                                                      27.0                29.6             25.3                24.6
Investment securities                                     79.9                78.2             74.8                78.5
Loans, notes, and mortgages                               49.9                53.0             51.0                44.8
Other non-trading assets                                  39.4                38.6             38.0                41.4
                                                        ------              ------           ------              ------
                                                         196.2               199.4            189.1               189.3
                                                        ------              ------           ------              ------
   Total assets                                         $525.0              $558.2           $496.3              $520.7
                                                        ======              ======           ======              ======
Liabilities
Trading-Related
Securities financing liabilities                        $128.2              $156.9           $116.4              $137.7
Trading liabilities                                       98.6                96.5             89.3                93.7
Other trading-related payables                            44.3                54.2             49.2                55.5
                                                        ------              ------           ------              ------
                                                         271.1               307.6            254.9               286.9
                                                        ------              ------           ------              ------
Non-Trading-Related
Commercial paper and
 other short-term borrowings                               4.6                 8.3              5.0                 4.9
Deposits                                                  78.1                79.7             79.5                81.2
Long-term borrowings                                      96.9                91.8             83.3                80.3
Long-term debt issued to TOPrSSM
  partnerships                                             3.2                 3.2              3.2                 3.2
Other non-trading liabilities                             40.9                38.0             41.4                38.0
                                                        ------              ------           ------              ------
                                                         223.7               221.0            212.4               207.6
                                                        ------              ------           ------              ------
   Total liabilities                                     494.8               528.6            467.3               494.5
Total stockholders' equity                                30.2                29.6             29.0                26.2
                                                        ------              ------           ------              ------
Total liabilities and stockholders' equity              $525.0              $558.2           $496.3              $520.7
-----------------------------------------------------------------------------------------------------------------------
(1) Averages represent management's daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances.
Balances for certain assets and liabilities are not revised on a daily basis.

--------------------------------------------------------------------------------
OFF BALANCE SHEET ARRANGEMENTS
--------------------------------------------------------------------------------

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of March 26, 2004:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------------------
                                                                                Expiration
                                                      -------------------------------------------------------------------

                                                                   Less than            1-3          3+ -5         Over 5
                                                        Total         1 Year          Years          Years          Years
-------------------------------------------------------------------------------------------------------------------------

Liquidity facilities with SPEs(1)                     $13,999        $11,693        $ 2,306         $    -        $     -
Liquidity and default facilities with SPEs (1)          3,213          1,851          1,074              1            287
Residual value guarantees (2)(3)                        1,876             80             26            420          1,350
Standby letters of credit and other
 performance guarantees                                 1,068            347             92             52            577
Contractual agreements (4)                             45,628         10,074         10,502          5,224         19,828
Commitments to extend credit                           43,583         19,887         10,107          7,824          5,765
Resale agreements                                      14,821         14,821              -              -              -
-------------------------------------------------------------------------------------------------------------------------
(1) Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2) Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(3) Includes $937 million of reimbursement agreements with the Mortgage 100SM program.
(4) Represents the liability balance of contractual agreements at March 26, 2004.

In April 2004, Merrill Lynch entered into a commitment to extend a 5.3 billion Euro loan to Sanofi-Synthelabo, a large French pharmaceutical company, in connection with its acquisition of Aventis. This commitment replaces the previously reported four billion Euro commitment entered into in January 2004. Merrill Lynch intends to syndicate out a significant portion of this commitment prior to funding. Commitments to extend credit at March 26, 2004, include $1.9 billion related to this commitment.

Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------------------

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch's contractual obligations by remaining maturity at March 26, 2004. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheet that are generally short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables. Also excluded are obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability and separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                                         Expiration
                                              -------------------------------------------------------------------
                                                             Less than        1-3            3+ -5         Over 5
                                                 Total          1 Year      Years            Years          Years
-----------------------------------------------------------------------------------------------------------------
Long-term borrowings (1)                      $100,110         $23,041    $24,475          $25,894        $26,700
Operating lease commitments                      3,809             525      1,010              845          1,429
Purchasing and other commitments                 8,663           7,408        570              449            236
-----------------------------------------------------------------------------------------------------------------
(1) Includes Long-term debt issued to TOPrSSM partnerships.

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

These objectives and Merrill Lynch's capital structure and funding policies are discussed more fully in the Annual Report on Form 10-K for the year ended December 26, 2003.

Capital Adequacy

At March 26, 2004, Merrill Lynch's equity capital was comprised of $29.8 billion in common equity, $425 million in preferred stock, and $2.6 billion of Long-term debt issued to TOPrSSM partnerships (net of related investments). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $32.8 billion is adequate.

         Asset-to-equity leverage ratios are commonly used to assess a company's capital adequacy. Merrill Lynch believes that a leverage ratio adjusted to exclude certain assets considered to have a low risk profile provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. Merrill Lynch's unadjusted and adjusted leverage ratios are shown below. When assessing its capital adequacy, Merrill Lynch considers the risk profile of assets, the impact of hedging, off balance sheet exposures, operational risk and other considerations, and does not emphasize leverage ratios, which are not risk sensitive.

         The following table provides calculations of Merrill Lynch's leverage ratios:

(dollars in millions)
-------------------------------------------------------------------------------------------------------------
                                                                     March 26, 2004         December 26, 2003
-------------------------------------------------------------------------------------------------------------
Total assets                                                               $524,997                  $496,316
Less:
  Receivables under resale agreements                                        76,743                    71,756
  Receivables under securities borrowed transactions                         51,076                    45,472
  Securities received as collateral                                           8,307                     9,156
                                                                           --------                  --------
Adjusted assets                                                            $388,871                  $369,932
                                                                           --------                  --------
Stockholders' equity                                                       $ 30,187                  $ 28,950
Long-term debt issued to TOPrSSM partnerships, net of
  related investments (1)                                                     2,628                     2,629
                                                                           --------                  --------
Equity capital                                                             $ 32,815                  $ 31,579
                                                                           --------                  --------
Leverage ratio(2)                                                             16.0x                     15.7x
Adjusted leverage ratio(3)                                                    11.9x                     11.7x
-------------------------------------------------------------------------------------------------------------
(1) Due to the perpetual nature of TOPrSSM and other considerations, Merrill
    Lynch views the Long-term debt issued to TOPrSSM partnerships net of the related investments as a component of equity capital, however the Long-term debt issued to the TOPrSSM partnerships is reported as a liability for accounting purposes.  TOPrSSM-related investments were $574 million at
    March 26, 2004 and December 26, 2003.
(2) Total assets divided by equity capital.
(3) Adjusted assets divided by equity capital.


As part of Merrill Lynch's capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. During the quarter ended March 26, 2004, Merrill Lynch repurchased 8.2 million shares of common stock at a cost of $502 million. For more information on the share repurchase plan see Part II - Item 2.

Funding

Commercial paper outstanding totaled $3.8 billion at March 26, 2004 and $4.6 billion at December 26, 2003, which was approximately 4% and 5% of total unsecured borrowings at March 26, 2004 and year-end 2003, respectively. Deposits at Merrill Lynch's banking subsidiaries totaled $78.1 billion at March 26, 2004, down from $79.5 billion at year-end 2003. Of the $78.1 billion of deposits in Merrill Lynch banking subsidiaries as of March 26, 2004, $65.4 billion were in U.S. banks. Outstanding Long-term borrowings, including Long-term debt issued to TOPrSSM partnerships, increased to $100.1 billion at March 26, 2004 from $86.5 billion at December 26, 2003. The increase in Long-term borrowings supported higher asset levels and was consistent with Merrill Lynch's liquidity practices. For capital management purposes, Merrill Lynch views TOPrSSM as a component of equity capital however, the Long-term debt issued to the TOPrSSM partnerships is reported as a liability for accounting purposes. For additional information on the accounting for TOPrSSM, refer to Note 5 of the Condensed Consolidated Financial Statements. Major components of the change in long-term borrowings during the first three months of 2004 are as follows:

(dollars in billions)
-------------------------------------------------------
Balance at December 26, 2003                     $ 86.5
Issuances                                          18.3

Maturities                                         (4.8)
Other, net                                          0.1
                                                 ------
Balance at March 26, 2004 (1)                    $100.1
----------------------------------------- --------------
(1) At March 26, 2004, $77.1 billion of long-term borrowings had maturity dates beyond one year.

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

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with an average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $14.9 billion and $14.6 billion at March 26, 2004 and December 26, 2003, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds considering that some subsidiaries are restricted in their ability to upstream unencumbered collateral to ML & Co.

Merrill Lynch also maintains a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at March 26, 2004 and December 26, 2003. The facility, which expires in May 2004, is expected to be renewed. At March 26, 2004 and December 26, 2003, there were no borrowings under this credit facility, although ML & Co. may borrow from this facility from time to time.

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

Merrill Lynch's senior long-term debt and preferred stock were rated by several recognized credit rating agencies at May 4, 2004 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable.

------------------------------------------------------------------------------------------
                                                                                 Preferred
Rating Agency                                    Senior Debt Ratings         Stock Ratings
------------------------------------------------------------------------------------------
Dominion Bond Rating Service Ltd                            AA (low)             Not Rated
Fitch Ratings                                                 AA-                   A+
Moody's Investors Service, Inc.                               Aa3                   A2
Rating and Investment Information, Inc. (1)                    AA                   A+
Standard & Poor's Ratings Services                             A+                   A-
------------------------------------------------------------------------------------------
(1) Located in Japan

--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

Risk-taking is an integral part of Merrill Lynch's core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks. These risks include market, credit, liquidity, process, and other risks that are material and require comprehensive controls and management. The responsibility and accountability for these risks remain primarily with the individual business units. For a full discussion of Merrill Lynch's risk management framework, see the 2003 Annual Report on Form 10-K.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch's VaR for its trading portfolios at March 26, 2004 and December 26, 2003 as well as daily average VaR for the three months ended March 26, 2004 and full year 2003.

------------------------------------------------------------------------------------------------------------------
                                                                                                 Daily       Daily
                                              Mar. 26,    Dec. 26,       High          Low     Average     Average
(dollars in millions)                            2004        2003        1Q04         1Q04        1Q04        2003
------------------------------------------------------------------------------------------------------------------

Trading value-at-risk(1)
      Interest rate and credit spread            $ 53        $ 68        $ 97         $ 38        $ 63        $ 56
      Equity                                       52          34          53           20          33          30
      Commodity                                     -           1           2            -           1           1
      Currency                                      -           2          12            -           2           2
      Volatility                                   21          36          51           19          39          26
                                                 -----------------------------------------------------------------
                                                  126         141                                  138         115
      Diversification benefit                     (46)        (62)                                 (68)        (54)
                                                 ----------------                                 ----------------
      Overall(2)                                 $ 80        $ 79        $103         $ 42        $ 70        $ 61
                                                 ================                                 ================
------------------------------------------------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.
(2) Overall VaR using a 95% confidence level and a one-day holding period was
    $28 million at March 26, 2004 and $30 million at year-end 2003.

Merrill Lynch has increased and, if market conditions remain favorable, may continue to increase its risk taking in a number of growth areas, including certain lending businesses, proprietary trading activities and principal investments. These activities provide growth opportunities while also increasing the loss potential under certain market conditions. Corporate Risk Management monitors these risk levels on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.

The following table presents Merrill Lynch's VaR for its non-trading portfolios, including Merrill Lynch's U.S. banks, certain middle-market lending activities, Merrill Lynch's LYONs(R) and TOPrSSM liabilities:

--------------------------------------------------------------------------
                                             Mar. 26,              Dec. 26,
(dollars in millions)                           2004                  2003
--------------------------------------------------------------------------
Non-trading value-at-risk(1)
      Interest rate and credit spread          $ 100                 $  94
      Equity                                      58                    56
      Currency                                    18                    14
      Volatility                                  20                    21
                                               -----                 -----
                                                 196                   185
      Diversification benefit                    (56)                  (67)
                                               -----                 -----
Overall                                        $ 140                 $ 118
                                               =====                 =====
--------------------------------------------------------------------------
(1) Based on a 95% confidence level and a one-week holding period.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $14.3 billion of collateral) of OTC trading derivatives in a gain position by maturity at March 26, 2004. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
-------------------------------------------------------------------------------------------

Credit                            Years to Maturity                   Cross-
                   ---------------------------------------------    Maturity
Rating(1)              0-3        3+- 5       5+- 7       Over 7    Netting(2)        Total
-------------------------------------------------------------------------------------------

AAA                $ 1,165      $ 1,051     $   463      $ 1,255    $   (786)       $ 3,148
AA                   2,189          964         810        2,243      (1,815)         4,391
A                    1,700          854         549        3,552      (1,103)         5,552
BBB                  1,272          700         410          997        (898)         2,481
Other                1,651          221         105          341        (343)         1,975
              -----------------------------------------------------------------------------
Total              $ 7,977      $ 3,790     $ 2,337      $ 8,388    $ (4,945)      $ 17,547
-------------------------------------------------------------------------------------------
(1) Represents credit rating agency equivalent of internal credit ratings.
(2) Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

--------------------------------------------------------------------------------
TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
---------------------------------------------------------------------------------
                                                  Mar. 26, 2004     Dec. 26, 2003
---------------------------------------------------------------------------------
Trading assets:
    Cash instruments                                    $11,407            $8,331
    Derivatives                                           5,221             4,124
Trading liabilities - cash instruments                   (3,075)           (2,024)
Collateral on derivative assets                          (3,246)           (2,335)
                                                        -------            ------
Net trading asset exposure                              $10,307            $8,096
---------------------------------------------------------------------------------

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 26, 2004, the carrying value of such debt and equity securities totaled $264 million, of which 18% resulted from Merrill Lynch's market-making activities in such securities. This compared with $259 million at December 26, 2003, of which 18% related to market-making activities. Also included are distressed bank loans totaling $189 million and $143 million at March 26, 2004 and December 26, 2003, respectively.

--------------------------------------------------------------------------------
NON-TRADING EXPOSURES
--------------------------------------------------------------------------------

The following table summarizes Merrill Lynch's non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
--------------------------------------------------------------------------------------
                                                      Mar. 26, 2004      Dec. 26, 2003
--------------------------------------------------------------------------------------
Investment securities                                       $   338             $  183
Loans, notes and mortgages - commercial (1)(2)               10,159              8,344
Other investments(3):
     Partnership interests                                      896                902
     Other equity investments (4)                               707                716
--------------------------------------------------------------------------------------
(1) Includes accrued interest. Net of allowance for loan losses.
(2) Includes $9.3 billion and $7.7 billion of secured loans at March 26, 2004 and December 26, 2003, respectively.
(3) Includes a total of $540 million and $508 million in investments at
    March 26, 2004 and December 26, 2003, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(4) Includes investments in 207 and 204 enterprises at March 26, 2004 and
    December 26, 2003, respectively.

The following table summarizes Merrill Lynch's commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
---------------------------------------------------------------------------------------------------
                                                                    Mar. 26, 2004     Dec. 26, 2003
---------------------------------------------------------------------------------------------------
Additional commitments to invest in partnerships (1)                       $  406            $  426
Unutilized revolving lines of credit and other lending commitments          6,610             4,860
---------------------------------------------------------------------------------------------------
(1) Includes $136 million and $150 million at March 26, 2004 and December 26,
2003,respectively, related to deferred compensation plans.

--------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------------------------------------

The following is a summary of Merrill Lynch's critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2003 Annual Report.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding
o certain trading inventory valuations
o the outcome of litigation
o the carrying amount of goodwill
o the allowance for loan losses
o the realization of deferred tax assets
o tax reserves
o insurance reserves and recovery of insurance deferred acquisition costs
o cash flow projections used in determining whether variable interest entities ("VIEs") should be consolidated, and
o other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2003 Annual Report.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark all positions consistently when only a subset of prices is directly observable. Values for non-exchange-traded derivatives are verified using observed information about the costs of hedging out the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Unrealized gains for these instruments are not recognized unless the valuation model incorporates significant observable market inputs.

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

Merrill Lynch also has investments in certain non-U.S. GAAP entities, which are accounted for under the equity method of accounting. U.S. GAAP requires that management make certain estimates in determining income recognition. In addition, management makes judgments regarding the allocation of the cost basis of certain investments to the underlying assets in determining valuation of these investments. During the 2004 first quarter, Merrill Lynch recorded approximately $100 million of net revenues related to equity method investments.

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

Assets and liabilities recorded on the balance sheet can therefore be broadly categorized as follows:

1. highly liquid cash and derivative instruments for which quoted market prices are readily available (for example, exchange-traded equity securities, derivatives, such as listed options, and U.S. Government securities)

2. liquid instruments, including

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

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At March 26, 2004 and December 26, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

March 26, 2004
(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                             Category 1     Category 2     Category 3       Total
-----------------------------------------------------------------------------------------------------------------
Assets
Trading assets, excluding contractual agreements                $53,056        $49,565         $1,571    $104,192
Contractual agreements                                            5,647         28,270          3,631      37,548
Investment securities                                            11,293         63,550          5,023      79,866
Loans, notes, and mortgages (net)                                     -         48,656          1,293      49,949
-----------------------------------------------------------------------------------------------------------------
Liabilities
Trading liabilities, excluding contractual                      $40,914        $10,765         $1,287     $52,966
agreements
Contractual agreements                                            7,151         34,062          4,415      45,628
-----------------------------------------------------------------------------------------------------------------
December 26, 2003
(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                             Category 1     Category 2     Category 3       Total
-----------------------------------------------------------------------------------------------------------------
Assets
Trading assets, excluding contractual agreements                $49,072        $46,448         $1,593     $97,113
Contractual agreements                                            4,969         28,555          3,672      37,196
Investment securities                                            10,478         59,603          4,728      74,809
Loans, notes, and mortgages (net)                                     -         50,009            984      50,993
-----------------------------------------------------------------------------------------------------------------
Liabilities
Trading liabilities, excluding contractual                      $36,290        $ 8,485         $1,205     $45,980
agreements
Contractual agreements                                            6,942         32,605          3,806      43,353
-----------------------------------------------------------------------------------------------------------------

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at March 26, 2004 and December 26, 2003 include $127.8 billion and $117.2 billion, respectively, of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.

--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

On January 12, 2004, the FASB issued a final FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which addresses the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act") that was signed into law on December 8, 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. At December 26, 2003, Merrill Lynch elected to defer accounting for the effects of the Act, and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Furthermore, at March 26, 2004, specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require Merrill Lynch to change previously reported information. Merrill Lynch will assess the impact on the Condensed Consolidated Financial Statements when the final guidance is issued.

On December 23, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

In December of 2003, the American Institute or Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the "accretable yield") should be accreted into income. In instances where the cash flows or the timing of the cash flows cannot be reasonably estimated, income on the loan or debt security may not be accreted. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch will adopt SOP 03-3 as of the beginning of fiscal year 2005 and is currently assessing the potential impact on the Condensed Consolidated Financial Statements.

On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP was effective for financial statements for Merrill Lynch beginning in 2004. The SOP required the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch used to employ. The adoption of SOP 03-1 resulted in an additional $45 million of pre-tax expense in the first quarter of 2004.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which clarifies when an entity should consolidate another entity known as a VIE, and on December 24, 2003 the FASB issued a revised standard ("FIN 46R"). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities ("QSPEs"), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities ("TOPrSSM"). The adoption of FIN 46R at December 26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM. As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective for the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock-based accounting under SFAS No. 123, using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The December 26, 2003 Condensed Consolidated Balance Sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123. Accordingly, the December 26, 2003 Condensed Consolidated Balance Sheet reflects a $4.0 billion increase in paid-in capital, a $2.7 billion decrease in retained earnings, and a $1.3 billion increase in deferred income taxes. During the first quarter of 2004 and 2003, $59 million and $65 million, respectively, of stock option compensation expense was recorded in earnings. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

--------------------------------------------------------------------------------
STATISTICAL DATA
--------------------------------------------------------------------------------

                                                  1st Qtr.           2nd Qtr.           3rd Qtr.          4th Qtr.        1st Qtr.
Client Assets (dollars in billions)                  2003               2003               2003              2003            2004
                                                 --------           --------           --------        ----------      ----------
GPC:
        U.S.                                     $  1,009           $  1,076           $  1,093        $    1,165      $    1,187
        Non-U.S.                                       86                 92                 92                97             105
                                                 --------           --------           --------        ----------      ----------
Total GPC Assets                                    1,095              1,168              1,185             1,262           1,292
MLIM direct sales                                     193                205                202               222             229
                                                 --------           --------           --------        ----------      ----------
Total Client Assets                              $  1,288           $  1,373           $  1,387        $    1,484      $    1,521
                                                 ========           ========           ========        ==========      ==========

Assets in Asset-Priced Accounts                  $    181           $    200           $    206        $      226      $      235
Assets Under Management:

Retail                                           $    187           $    195           $    194        $      207      $      212
Institutional                                         220                239                241               253             259
Private Investors(1)                                   35                 37                 38                40              42

U.S.                                                  303                320                327               337             349
Non-U.S.                                              139                151                146               163             164

Equity                                                183                209                202               225             229
Fixed-income                                          108                108                125               132             146
Money market                                          151                154                146               143             138
---------------------------------------------------------------------------------------------------------------------------------
Underwriting (dollars in billions):
Global Equity and Equity-Linked:
    Volume                                       $      4           $      8           $      8        $       11      $       12
    Market share                                      8.0%               7.8%               7.7%              8.4%            8.8%
Global Debt:
    Volume                                       $     96           $     88           $     90        $       82      $      117
    Market share                                      7.1%               6.5%               7.8%              7.3%            8.1%
---------------------------------------------------------------------------------------------------------------------------------
Full-Time Employees:
    U.S.                                           39,100             38,200             37,800            38,200          38,400
    Non-U.S.                                       10,400             10,000             10,000             9,900           9,800
                                                 --------           --------           --------        ----------      ----------
Total                                              49,500             48,200             47,800            48,100          48,200
                                                 ========           ========           ========        ==========      ==========
Private Client Financial Advisors                  13,600             13,300             13,400            13,500          13,700
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet (dollars in millions,
except per share amounts)
Total assets                                     $457,374           $482,875           $487,564        $  496,316      $  524,997
Total stockholders' equity                       $ 24,926           $ 26,083           $ 27,376        $   28,950      $   30,187
Book value per common share                      $  26.35           $  27.44           $  28.59        $    30.03      $    30.75
Share Information (in thousands)
Weighted-average shares outstanding:
    Basic                                         887,553            897,202            904,829           913,260         930,155
    Diluted                                       941,875            967,446            991,947         1,009,889       1,019,651
Common shares outstanding                         929,768            935,152            942,637           949,907         967,731
---------------------------------------------------------------------------------------------------------------------------------
(1) Represents segregated portfolios for individuals, small corporations and institutions.

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

Item 4.  Controls and Procedures
         -----------------------

In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.'s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.'s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.'s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.'s disclosure controls and procedures are effective.

In addition, no change in ML & Co.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, ML & Co.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------
The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in ML & Co.'s Annual Report on Form 10-K for the fiscal year ended December 26, 2003:

Enron Litigation:

Newby v. Enron Corp. et al.:
---------------------------
On March 29, 2004, the court denied Merrill Lynch's motion to dismiss the Second Amended Complaint. The matter is now in discovery.

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

Given the number of these legal actions, investigations and proceedings, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest these actions. In many cases, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the litigation has been commenced, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch believes, based on information available to it, that the resolution of these actions will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch's operating results or cash flows for any particular period and may impact ML & Co.'s credit ratings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 26, 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)
------------------------------------- --------------- ------------- ------------------- ---------------------
                                                                       Total Number of        Approximate Dollar
                                                                      Shares Purchased           Value of Shares
                                        Total Number       Average          as Part of           that May Yet be
                                           of Shares    Price Paid            Publicly       Purchased Under the
Period                                     Purchased(1)  per Share    Announced Program                  Program(2)
----------------------------------------------------------------------------------------------------------------
Month #1
(Dec. 27 - Jan. 30)                                -        $    -                   -                       N/A(2)
Month #2
(Jan. 31 - Feb. 27)                        2,750,000        $61.27           2,750,000                    $1,832
Month #3
(Feb. 28 - Mar. 26)                        5,450,000        $61.24           5,450,000                    $1,498
----------------------------------------------------------------------------------------------------------------
Total, Mar. 26, 2004                       8,200,000        $61.25           8,200,000                    $1,498
----------------------------------------------------------------------------------------------------------------
(1) The information in this column does not include: (A) 6,843 shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co.
employee stock options (granted under employee stock compensation plans) who exercised options during the quarter or (B) 2,561,405 Restricted Shares withheld
(under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted
Shares during the quarter. ML & Co.'s employee stock compensation plans provide that value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.'s common stock (Fair Market Value)
on the date the relevant transaction occurs. On January 31, 2004, the date on which 2,555,668 of the Restricted Shares specified in (B) above were withheld
(upon the scheduled vesting of Restricted Shares), the Fair Market Value was
$58.65.
(2) At period-end. As part of Merrill Lynch's capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. Share repurchases under the program are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warrant and at prices
Merrill Lynch deems appropriate.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
On April 23, 2004, ML & Co. held its Annual Meeting of Shareholders, at which approximately 88% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of two directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as ML & Co.'s independent auditor; (iii) a shareholder proposal concerning cumulative voting in the election of directors; and (iv) a shareholder proposal recommending the Board of Directors amend the ML & Co. By-Laws to require an independent director who has not served as the Chief Executive Officer serve as Chairman of the Board. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The shareholders elected both nominees to the Board of Directors as set forth in ML & Co.'s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for or withheld from the election of directors were as follows: David K. Newbigging received 809,104,145 votes in favor and 43,296,963 votes were withheld; and Joseph W. Prueher received 812,951,589 votes in favor and 39,449,519 votes were withheld. There were no broker non-votes for the election of the two directors.

The shareholders ratified the appointment of Deloitte & Touche LLP as ML & Co.'s independent auditor. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 805,400,123 votes in favor, 45,264,606 votes against and 1,736,379 shares abstained. There were no broker non-votes for this proposal.

The shareholders did not approve the shareholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 246,135,389 votes in favor, 393,614,836 votes against and 57,698,297 shares abstained. 154,952,586 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending the Board of Directors amend the ML & Co. By-Laws to require an independent director who has not served as the Chief Executive Officer serve as Chairman of the Board. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 232,253,179 votes in favor, 454,799,926 votes against and 10,397,617 shares abstained. 154,950,386 shares represented broker non-votes and had no effect on the vote on the proposal.


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

         31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

         31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by the Registrant during the first quarter of 2004 with the Commission under either of the captions "Item 5. Other Events" or "Item 12. Results of Operations and Financial Condition:"


(i) Current Report dated December 26, 2003 for the purpose of filing the form of ML & Co.'s Dow Jones Industrial AverageSM Market Index Target-Term Securities(R) due December 27, 2010.

(ii) Current Report dated January 14, 2004 for the purpose of reporting that Merrill Lynch sent an internal communication to employees, which disclosed that it expected to report record full-year net earnings.

(iii) Current Report dated January 21, 2004 for the purpose of reporting that ML & Co. announced results of operations for the three months and year-ended December 26, 2003 and filed a Preliminary Unaudited Earnings Summary for the three months and year-ended December 26, 2003 and supplemental quarterly data.

(iv) Current Report dated February 6, 2004 for the purpose of filing the form of ML & Co.'s Long Short Notes Linked to the Dow Jones Industrial Average/Nasdaq-100 Long Short Index due April 6, 2005.

(v) Current Report dated February 10, 2004 for the purpose of reporting that ML & Co. announced that its Board of Directors has authorized the repurchase of up to $2 billion of the company's outstanding common shares.

(vi) Current Report dated February 11, 2004 for the purpose of filing the form of ML & Co.'s Currency Notes Linked to the United States Dollar/Japanese Yen Exchange Rate due August 11, 2005.

(vii) Current Report dated February 20, 2004 for the purpose of filing the form of ML & Co.'s 7% Callable STock Return Income DEbt Securities SM due February 22, 2005, payable at maturity with Intel Corporation common stock.

(viii) Current Report dated February 25, 2004 for the purpose of filing the form of ML & Co.'s Strategic Return Notes (R) Linked to the Select Utility Index due February 25, 2009.

(ix) Current Report dated March 1, 2004 for the purpose of filing the form of ML & Co.'s 97% Protected Notes Linked to the Performance of the Dow Jones Industrial Average SM due March 28, 2011.

(x) Current Report dated March 1, 2004 for the purpose of filing the form of ML & Co.'s Strategic Return Notes (R) Linked to the Select Ten Index due March 2, 2009.

(xi) Current Report dated March 5, 2004 for the purpose of filing the form of ML & Co.'s Accelerated Return Notes Linked to the Nikkei 225 Index due June 16, 2005.

(xii) Current Report dated March 16, 2004 for the purpose of filing the form of ML & Co.'s 7% Callable STock Return Income DEbt Securities SM due March 16, 2005, payable at maturity with Genzyme Corporation common stock.

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



 Date:     May 4, 2004

                                INDEX TO EXHIBITS


Exhibits

12       Statement re: computation of ratios.

15       Letter re: unaudited interim financial information.

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.