Form 10-Q
period 2004-06-25
MERRILL LYNCH & CO INC
filed 2004-08-02
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	June 25, 2004

Commission File Number	1-7182

MERRILL LYNCH & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2740599

(State of incorporation)	(I.R.S. Employer Identification No.)

4 World Financial Center New York, New York	10080

(Address of principal executive offices)	(Zip Code)

(212) 449-1000

Registrant’s telephone number, including area code

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

YES       X       NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

936,596,165 shares of Common Stock and 2,864,922 Exchangeable Shares as of the close of business on July 26, 2004. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004

Part II. Other Information	60
Item 1. Legal Proceedings	60
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	61
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 6. Exhibits and Reports on Form 8-K	62
Signatures	65
Index to Exhibits	66
STATEMENT RE: COMPUTATION OF RATIOS
LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

  Available Information

     ML & Co.’s internet address is www.ml.com. ML & Co. makes available, free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find this information under “SEC Filings” through the investor relations section of our website which can be accessed directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after ML & Co. electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Additionally, Merrill Lynch’s Corporate Governance Guidelines, Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are also available on Merrill Lynch’s Investor Relations website at www.ir.ml.com. The information on Merrill Lynch’s websites is not incorporated by reference into this report. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	June 25,	June 27,	Percent
(in millions, except per share amounts)	2004	2003	Inc. (Dec.)

Net Revenues
Asset management and portfolio service fees	$1,357	$1,154	17.6%
Commissions	1,189	1,044	13.9
Principal transactions	630	1,127	(44.1)
Investment banking	764	698	9.5
Other	308	279	10.4

Subtotal	4,248	4,302	(1.3)

Interest and dividend revenues	3,128	2,999	4.3
Less interest expense	2,078	2,032	2.3

Net interest profit	1,050	967	8.6

Total Net Revenues	5,298	5,269	0.6

Non-Interest Expenses
Compensation and benefits	2,587	2,749	(5.9)
Communications and technology	357	357	—
Occupancy and related depreciation	202	221	(8.6)
Brokerage, clearing, and exchange fees	214	169	26.6
Professional fees	163	140	16.4
Advertising and market development	132	113	16.8
Office supplies and postage	49	50	(2.0)
Other	195	183	6.6
Net recoveries related to September 11	—	(61)	(100.0)

Total Non-Interest Expenses	3,899	3,921	(0.6)

Earnings Before Income Taxes	1,399	1,348	3.8

Income tax expense	321	371	(13.5)

Net Earnings	$1,078	$977	10.3

Net Earnings Applicable to Common Stockholders	$1,069	$967	10.5

Earnings Per Common Share
Basic	$1.16	$1.08

Diluted	$1.06	$1.00

Dividend Paid Per Common Share	$0.16	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	923.0	897.2

Diluted	1,012.8	967.4

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Six Months Ended
	June 25,	June 27,	Percent
(in millions, except per share amounts)	2004	2003	Inc. (Dec.)

Net Revenues
Asset management and portfolio service fees	$2,672	$2,281	17.1%
Commissions	2,550	2,113	20.7
Principal transactions	1,676	2,152	(22.1)
Investment banking	1,601	1,191	34.4
Other	675	492	37.2

Subtotal	9,174	8,229	11.5

Interest and dividend revenues	6,189	6,004	3.1
Less interest expense	3,975	4,160	(4.4)

Net interest profit	2,214	1,844	20.1

Total Net Revenues	11,388	10,073	13.1

Non-Interest Expenses
Compensation and benefits	5,634	5,310	6.1
Communications and technology	698	760	(8.2)
Occupancy and related depreciation	419	437	(4.1)
Brokerage, clearing, and exchange fees	418	339	23.3
Professional fees	340	284	19.7
Advertising and market development	254	234	8.5
Office supplies and postage	100	108	(7.4)
Other	434	405	7.2
Net recoveries related to September 11	—	(61)	(100.0)

Total Non-Interest Expenses	8,297	7,816	6.2

Earnings Before Income Taxes	3,091	2,257	37.0

Income tax expense	761	637	19.5

Net Earnings	$2,330	$1,620	43.8

Net Earnings Applicable to Common Stockholders	$2,311	$1,601	44.3

Earnings Per Common Share
Basic	$2.49	$1.79

Diluted	$2.27	$1.68

Dividend Paid Per Common Share	$0.32	$0.32

Average Shares Used in Computing Earnings Per Common Share
Basic	926.6	892.4

Diluted	1,016.2	954.7

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 25,	Dec. 26,
(dollars in millions)	2004	2003
ASSETS

Cash and cash equivalents	$10,895	$10,150

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	18,250	15,171

Securities financing transactions
Receivables under resale agreements	89,224	71,756
Receivables under securities borrowed transactions	54,934	45,472

	144,158	117,228

Trading assets, at fair value (includes securities pledged as collateral of $22,254 in 2004 and $21,030 in 2003)
Contractual agreements	33,204	37,196
Corporate debt and preferred stock	25,489	22,459
Equities and convertible debentures	24,889	23,170
Non-U.S. governments and agencies	24,246	15,991
Mortgages, mortgage-backed, and asset-backed	21,947	20,508
U.S. Government and agencies	12,419	10,408
Municipals and money markets	5,049	4,577

	147,243	134,309

Investment securities (includes securities pledged as collateral of $6,801 in 2004 and $8,724 in 2003)	76,785	74,809

Securities received as collateral	8,476	9,156

Other receivables
Customers (net of allowance for doubtful accounts of $50 in 2004 and $60 in 2003)	36,034	36,955
Brokers and dealers	10,211	7,346
Interest and other	14,560	11,144

	60,805	55,445

Loans, notes, and mortgages (net of allowances of $271 in 2004 and $318 in 2003)	53,217	50,993

Separate accounts assets	17,179	17,034

Equipment and facilities (net of accumulated depreciation and amortization of $5,128 in 2004 and $5,054 in 2003)	2,568	2,612

Goodwill	5,003	4,814

Other assets	3,856	4,595

Total Assets	$548,435	$496,316

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 25,	Dec. 26,
(dollars in millions, except per share amounts)	2004	2003
LIABILITIES

Securities financing transactions
Payables under repurchase agreements	$114,759	$96,138
Payables under securities loaned transactions	20,189	11,081

	134,948	107,219

Commercial paper and other short-term borrowings	3,243	5,000

Deposits	76,131	79,457

Trading liabilities, at fair value
Contractual agreements	40,234	43,353
Non-U.S. governments and agencies	21,204	12,066
U.S. Government and agencies	15,397	15,323
Equities and convertible debentures	15,059	10,793
Corporate debt, municipals and preferred stock	9,348	7,798

	101,242	89,333

Obligation to return securities received as collateral	8,476	9,156

Other payables
Customers	32,410	28,859
Brokers and dealers	19,568	19,109
Interest and other	25,527	22,344

	77,505	70,312

Liabilities of insurance subsidiaries	3,254	3,353

Separate accounts liabilities	17,179	17,034

Long-term borrowings	93,373	83,299

Long-term debt issued to TOPrSSM partnerships	3,200	3,203

Total Liabilities	518,551	467,366

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (42,500 shares issued and outstanding, liquidation preference $10,000 per share)	425	425

Common Stockholders’ Equity
Shares exchangeable into common stock	42	43
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2004 - 1,091,497,942 shares; 2003 - 1,063,205,274 shares)	1,455	1,417
Paid-in capital	12,006	10,676
Accumulated other comprehensive loss (net of tax)	(749)	(551)
Retained earnings	20,764	18,758

	33,518	30,343
Less: Treasury stock, at cost (2004 - 146,458,354 shares; 2003 - 117,294,392 shares)	2,968	1,195
Unamortized employee stock grants	1,091	623

Total Common Stockholders’ Equity	29,459	28,525

Total Stockholders’ Equity	29,884	28,950

Total Liabilities and Stockholders’ Equity	$548,435	$496,316

See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 25,	June 27,
(dollars in millions)	2004	2003(a)
Cash flows from operating activities:
Net earnings	$2,330	$1,620
Noncash items included in earnings:
Depreciation and amortization	251	285
Policyholder reserves	73	80
Stock compensation plan expense	267	468
Deferred taxes	31	365
Undistributed (earnings) loss from equity investments	(192)	25
Other	(22)	(58)
Changes in operating assets and liabilities:
Trading assets	(12,935)	(17,162)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,851)	163
Receivables under resale agreements	(17,457)	(194)
Receivables under securities borrowed transactions	(9,462)	(5,374)
Customer receivables	931	(5,850)
Brokers and dealers receivables	(2,865)	(641)
Trading liabilities	9,171	14,165
Payables under repurchase agreements	18,621	7,589
Payables under securities loaned transactions	9,108	2,086
Customer payables	3,551	5,950
Brokers and dealers payables	459	898
Other, net	(1,357)	(854)

Cash provided by (used for) operating activities	(2,348)	3,561

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	11,916	13,088
Sales of available-for-sale securities	13,076	32,018
Purchases of available-for-sale securities	(27,326)	(37,239)
Maturities of held-to-maturity securities	122	238
Purchases of held-to-maturity securities	(161)	(754)
Loans, notes, and mortgages	(2,177)	(4,202)
Other investments and other assets	(96)	(1,058)
Equipment and facilities	(207)	145

Cash provided by (used for) investing activities	(4,853)	2,236

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	(1,757)	164
Deposits	(3,326)	(1,374)
Issuance and resale of long-term borrowings	25,076	13,880
Settlement and repurchases of long-term borrowings	(13,236)	(14,594)
Derivative financing transactions	2,738	—
Issuance of common stock	424	253
Treasury stock repurchases	(1,727)	—
Other common stock transactions	78	23
Dividends	(324)	(314)

Cash provided by (used for) financing activities	7,946	(1,962)

Increase in cash and cash equivalents	745	3,835
Cash and cash equivalents, beginning of period	10,150	10,211

Cash and cash equivalents, end of period	$10,895	$14,046

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$183	$(11)
Interest	3,823	3,923

(a)	Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 25, 2004

Note 1. Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the restated excerpt of the Annual Report to Shareholders filed as Exhibit 13 to Merrill Lynch & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003, which was included as an exhibit to a Form 8-K dated May 4, 2004 (“2003 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) Revised Interpretation No. (“FIN”) 46R. All material intercompany balances have been eliminated. The interim condensed consolidated financial statements for the three- and six- month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the condensed consolidated financial statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2003 Annual Report. The December 26, 2003 restated Condensed Consolidated Balance Sheet was derived from the consolidated financial statements included in the 2003 Annual Report. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

New Accounting Pronouncements

On June 30, 2004, the EITF reached a consensus on Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or “in-substance” common stock of a corporation. The consensus is effective for reporting periods beginning after September 15, 2004. Merrill Lynch will adopt the new guidance in the fourth quarter of 2004 and is currently assessing the impact on the Condensed Consolidated Financial Statements.

On May 19, 2004, the FASB issued a final FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law on December 8, 2003. Merrill Lynch will adopt FSP 106-2 in the third quarter of 2004 if management concludes that the benefits provided under Merrill Lynch’s plan are “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. Merrill Lynch is currently assessing actuarial equivalence and, if applicable, the potential impact on the Condensed Consolidated Financial Statements.

In March 2004, the EITF reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. Merrill Lynch is required to adopt the impairment evaluation and recognition guidance in EITF 03-1 in the third quarter ending September 24, 2004, and is currently assessing the impact on the Condensed Consolidated Financial Statements.

On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

In December of 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the “accretable yield”) should be accreted into income. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch will adopt SOP 03-3 as of the beginning of fiscal year 2005 and is currently assessing the potential impact on the Condensed Consolidated Financial Statements.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), which clarifies when an entity should consolidate another entity known as a VIE, and on December 24, 2003 the FASB issued a revised standard (“FIN 46R”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities (“QSPEs”), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities (“TOPrSSM”). The adoption of FIN 46R at December 26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM. As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

Note 2. Change in Accounting for Stock-Based Compensation

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective for the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, using the retroactive restatement method described in SFAS No.148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The December 26, 2003 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Earnings for the three and six months ended June 27, 2003 have been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123. Accordingly, the December 26, 2003 Condensed Consolidated Balance Sheet reflects a $4.0 billion increase in paid-in capital, a $2.7 billion decrease in retained earnings, and a $1.3 billion increase in deferred income tax assets. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

Note 3. Other Significant Events

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a 2001 fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve at June 25, 2004 is as follows:

(dollars in millions)
	Balance			Balance
	Dec. 26,	Utilized in		June 25,
	2003	2004		2004

Category:
Severance costs	$5	$(3)		$2
Facilities costs	206	(24)		182
Other costs	20	(16	)(1)	4

	$231	$(43)		$188

(1)	The 2004 utilization includes changes in estimate, which are attributable to differences in actual costs from initial estimates in implementing the original restructuring plan. As a result of changes in estimates, net reserves of $13 million were reversed in 2004 and are included in Other Expenses.

Note 4. Segment Information

In reporting to management, Merrill Lynch’s operating results are categorized into three business segments: the Global Markets and Investment Banking Group (“GMI”), Global Private Client (“GPC”) and Merrill Lynch Investment Managers (“MLIM”). Prior period amounts have been restated to conform to the current period presentation. For information on each segment’s business activities, see the 2003 Annual Report.

Results by business segment are as follows:

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended June 25, 2004
Non-interest revenues	$1,763	$2,100	$386	$(1	)(1)	$4,248
Net interest profit(2)	910	298	3	(161	)(3)	1,050

Net revenues	2,673	2,398	389	(162)		5,298
Non-interest expenses	1,679	1,954	279	(13	)(1)	3,899

Pre-tax earnings (loss)	$994	$444	$110	$(149)		$1,399

Quarter-end total assets	$473,978	$61,454	$7,426	$5,577		$548,435

				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended June 27, 2003
Non-interest revenues	$2,182	$1,794	$325	$1	(1)	$4,302
Net interest profit(2)	702	333	5	(73	)(3)	967

Net revenues	2,884	2,127	330	(72)		5,269
Non-interest expenses	1,815	1,808	268	30	(1)	3,921

Pre-tax earnings (loss)	$1,069	$319	$62	$(102)		$1,348

Quarter-end total assets	$412,545	$60,353	$4,834	$5,143		$482,875

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Six Months Ended June 25, 2004
Non-interest revenues	$4,124	$4,261	$793	$(4	)(1)	$9,174
Net interest profit(2)	1,784	637	8	(215	)(3)	2,214

Net revenues	5,908	4,898	801	(219)		11,388
Non-interest expenses	3,799	3,944	580	(26	)(1)	8,297

Pre-tax earnings (loss)	$2,109	$954	$221	$(193)		$3,091

				Corporate
	GMI	GPC	MLIM	Items		Total
Six Months Ended June 27, 2003
Non-interest revenues	$4,004	$3,573	$655	$(3	)(1)	$8,229
Net interest profit(2)	1,337	657	12	(162	)(3)	1,844

Net revenues	5,341	4,230	667	(165)		10,073
Non-interest expenses	3,523	3,662	566	65	(1)	7,816

Pre-tax earnings (loss)	$1,818	$568	$101	$(230)		$2,257

(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of TOPrSSM. See Note 6 for additional information on the impact of TOPrSSM.

Note 5. Investment Securities

Investment securities at June 25, 2004 and December 26, 2003 are presented below:

(dollars in millions)
	June 25, 2004	Dec. 26, 2003

Investment securities
Available-for-sale (1)	$67,615	$66,121
Trading	5,032	4,798
Held-to-maturity	713	636
Non-qualifying (2)
Investments in and advances to cost and equity method investees	7,417	7,181
Investments of Insurance Subsidiaries (3)	1,533	1,442
Deferred compensation hedges (4)	708	636
Investments in TOPrSSM partnerships	574	574

Total	$83,592	$81,388

(1)	At June 25, 2004 and December 26, 2003, includes $6.8 billion and $6.6 billion, respectively, of investment securities reported in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments economically hedging deferred compensation liabilities.

Note 6. Securitization Transactions and Transactions with Special Purpose Entities (SPEs)

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; structuring SPEs; underwriting, distributing; and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $27.5 billion and $32.3 billion for the six months ended June 25, 2004 and June 27, 2003, respectively. For the six months ended June 25, 2004, and June 27, 2003, Merrill Lynch received $27.8 billion and $32.8 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $190.8 million and $25.6 million, respectively in Merrill Lynch’s Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first six months of 2004 and 2003, cash inflows from securitizations related to the following asset types:

(dollars in millions)
	Six Months Ended
	June 25, 2004	June 27, 2003
Asset category
Residential mortgage loans	$19,528	$24,457
Municipal bonds	4,407	5,577
Corporate and government bonds	818	768
Commercial loans and other	3,062	2,045

	$27,815	$32,847

Retained interests in securitized assets were approximately $2.2 billion and $2.7 billion at June 25, 2004 and December 26, 2003, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has purchased and expects to sell to investors in the normal course of its underwriting activity. Approximately 42% and 64% at June 25, 2004 and December 26, 2003, respectively, of residential mortgage loan retained interests consists of interests in U.S. Government agency sponsored securitizations, which are guaranteed with respect to principal and interest. In addition, $840 million and $740 million at June 25, 2004 and December 26, 2003, respectively, of the retained interest balance relates to municipal bond transactions where observable market prices are available for the underlying assets, which provide the inputs and parameters used to calculate the fair value of the retained interest.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 25, 2004 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters are also shown.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$1,231	$840		$112
Weighted average life (in years)	3.1	3.3		N/A
Range	0.0 - 17.1	0.1 - 8.1		N/A
Weighted average credit losses (rate per annum)	1.0%	0%		0.4%
Range	0.0 - 3.5%	0%		0.0 - 8.0%
Impact on fair value of 10% adverse change	$(5)	$—		$—
Impact on fair value of 20% adverse change	$(10)	$—		$—
Weighted average discount rate	11.6%	2.2%		8.2%
Range	0-126.3%	1.1 - 7.7%		4.0 - 25.0%
Impact on fair value of 10% adverse change	$(66)	$(71)		$(2)
Impact on fair value of 20% adverse change	$(95)	$(132)		$(4)
Weighted average prepayment speed (CPR)	30.3%	15.4	%(1)	N/A
Range	12.5 - 55.4%	5.0 - 24.0	%(1)	N/A
Impact on fair value of 10% adverse change	$(22)	$(1)		N/A
Impact on fair value of 20% adverse change	$(42)	$(1)		N/A

N/A=Not Applicable
CPR=Constant Prepayment Rate
(1)	Relates to select securitization transactions where assets are prepayable.

The preceding table does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks including credit, interest rate, and prepayment risk that are inherent in the retained interests. Merrill Lynch employs hedging strategies that are structured to take into consideration the hypothetical stress scenarios above such that they would be effective in principally offsetting Merrill Lynch’s exposure to loss in the event these scenarios occur. In addition, the sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not consider any hedging activity that Merrill Lynch may take to mitigate the impact of any adverse changes in the key assumptions.

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2004 that were still held by Merrill Lynch as of June 25, 2004 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Weighted average life (in years)	5.0	N/A	N/A
Credit losses (rate per annum)	0.2%	0%	0%
Weighted average discount rate	6.1%	3.9%	5.6%
Prepayment speed assumption (CPR)	19.4%	N/A	N/A

N/A=Not Applicable
CPR=Constant Prepayment Rate

For residential mortgage loan and other securitizations, the investors and the securitization trust have no recourse to Merrill Lynch’s other assets for failure of mortgage holders to pay when due.

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

The maximum commitment under these liquidity and default guarantees totaled $18.6 billion and $17.0 billion at June 25, 2004 and December 26, 2003, respectively. The fair value of the commitments approximated $203 million and $126 million at June 25, 2004 and December 26, 2003, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $3.1 billion and $2.8 billion at June 25, 2004 and December 26, 2003, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 11 to the Condensed Consolidated Financial Statements and in Note 13 in the 2003 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of June 25, 2004 and December 26, 2003, and net credit losses for the year-to-date periods then ended.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other
June 25, 2004
Principal Amount Outstanding	$54,157	$14,301	$5,373
Delinquencies	51	—	—
Net Credit Losses	2	—	6

December 26, 2003
Principal Amount Outstanding	$43,777	$14,890	$4,527
Delinquencies	54	—	—
Net Credit Losses	3	—	8

Variable Interest Entities

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses; receive a majority of the VIE’s expected residual returns; or both.

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

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE; or is a significant variable interest holder in the VIE. These VIEs are as follows:

•	Merrill Lynch is the primary beneficiary of VIEs that own convertible bonds purchased from Merrill Lynch, in which Merrill Lynch maintains a call option to repurchase the convertible bonds from the VIE. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option. Assets held by these VIEs are reported in Equities and convertible debentures or Receivables under resale agreements, depending on the nature of the transaction, in the Condensed Consolidated Balance Sheet. Holders of the beneficial interests in these VIEs have no recourse to the general credit of Merrill Lynch; their investment is paid exclusively from the convertible bonds held by the VIE.

•	Merrill Lynch is the primary beneficiary of “maturity shortening transactions,” in which the VIE serves to shorten the maturity of a fixed income security, and, at the maturity date of the VIE, Merrill Lynch has the obligation to repurchase some or all of the securities held by the VIE. Assets held by these VIEs are reported in Corporate debt and preferred stock. The beneficial interest holders in these VIEs have recourse to Merrill Lynch to the extent that the underlying assets that Merrill Lynch is required to repurchase have declined in value from the initial transaction date.

•	Merrill Lynch is the sponsor and/or guarantor of certain mutual funds, closed-end funds and similar investment entities that provide a guaranteed return to the investors at the maturity of the fund. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the funds. Although the investors typically hold voting equity in the entity, these entities are deemed to be VIEs because their losses are limited. Investors in these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances Merrill Lynch is the primary beneficiary and must consolidate the fund. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are considered to be a significant variable interest and further discussed in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made loans to, and/or investments in, VIEs that hold loan receivable assets and real estate, and as a result of these loans and investments, Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder. These VIEs are primarily designed to provide temporary on or off-balance sheet financing to clients and/or to invest in real estate. Assets held by VIEs where Merrill Lynch has provided financing and is the primary beneficiary are recorded in Other assets and/or Loans, notes, and mortgages in the Condensed Consolidated Balance Sheet. Assets held by VIEs where Merrill Lynch has invested in real estate partnerships are classified as Investment securities where Merrill Lynch holds a significant variable interest, and in Other assets where Merrill Lynch is the primary beneficiary. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE.

•	Merrill Lynch has a significant variable interest in municipal bond securitization QSPEs to which it provides liquidity and default facilities. Additional information on these programs is provided in the retained interest securitization disclosures above and in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide foreign tax planning strategies to investors. Merrill Lynch is a significant variable interest holder in these VIEs.

•	Merrill Lynch has a significant variable interest in a residential mortgage securitization entered into by one of its banking subsidiaries. Specifically, Merrill Lynch retains a 97% interest in the VIE. In accordance with the previous accounting guidance of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, this entity qualifies as a QSPE and therefore Merrill Lynch does not consolidate the VIE. The 97% interest is reported in Investment securities on Merrill Lynch’s Condensed Consolidated Balance Sheets.

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch is a derivative counterparty to a VIE that serves to synthetically expose investors to a specific credit risk. Based on the provisions of FIN 46R, Merrill Lynch does not have a significant variable interest since the derivative it has purchased does not absorb variability of the VIE. However, because these structures represent a significant Merrill Lynch sponsored program, information related to these structures has been included in the following table.

The following tables summarize Merrill Lynch’s involvement with the VIEs listed above as of June 25, 2004 and December 26, 2003, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

(dollars in millions)
	June 25, 2004
	Primary Beneficiary		Significant Variable Interest
			Holder

	Asset	Recourse to Merrill	Asset	Maximum
Description	Size	Lynch(4)	Size	Exposure

Convertible Bond Stripping	$1,342	None	$—	$—
Maturity Shortening	261	$3	—	—
Guaranteed Funds	1,243	1,243	—	—
Loan and Real Estate VIEs	676	None	1,250	1,126
Municipal Bond Securitizations(1)	—	—	18,578	18,578
Foreign Tax Planning VIEs(2)	—	—	2,295	122
Mortgage Securitization	—	—	314	305
Synthetic Credit Risk VIEs(3)	—	—	6,716	331

(dollars in millions)
	December 26, 2003
	Primary Beneficiary		Significant Variable Interest
			Holder

	Asset	Recourse to Merrill	Asset	Maximum
Description	Size	Lynch(4)	Size	Exposure

Convertible Bond Stripping	$1,864	None	$—	$—
Maturity Shortening	379	$1	—	—
Guaranteed Funds	863	863	—	—
Loan and Real Estate VIEs	775	None	636	567
Municipal Bond Securitizations(1)	—	—	16,927	16,927
Foreign Tax Planning VIEs(2)	—	—	2,811	114
Mortgage Securitization	—	—	345	334
Synthetic Credit Risk VIEs(3)	—	—	6,402	474

(1)	The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch’s potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overestimates Merrill Lynch’s probability weighted exposure to these VIEs because it does not reflect the economic hedges that are designed to be effective in principally offsetting Merrill Lynch’s exposure to loss.
(2)	The maximum exposure for Foreign Tax Planning VIEs reflects the fair value of derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(3)	The maximum exposure for Synthetic Credit Risk VIEs is the asset carrying value of the derivatives entered into with the VIEs as of June 25, 2004 and December 26, 2003, respectively.
(4)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 7. Loans, Notes, and Mortgages and Related Commitments to Extend Credit

Loans, Notes, and Mortgages and related commitments to extend credit at June 25, 2004 and December 26, 2003, are presented below:

(dollars in millions)
	Loans		Commitments
	June 25, 2004	Dec. 26, 2003	June 25, 2004(1)	Dec. 26, 2003

Consumer and small- and middle-market business:
Mortgages	$17,650	$16,688	$5,328	$4,842
Small- and middle-market business	5,919	6,737	3,225	3,411
Other	4,281	4,045	1,056	603
Commercial:
Secured	23,824	21,048	11,669	12,425
Unsecured investment grade	834	1,806	20,801	15,028
Unsecured non-investment grade	709	669	1,567	562

Total	$53,217	$50,993	$43,646	$36,871

(1)	See Note 11 for the maturity profile of these commitments.

The loan amounts are net of an allowance for loan losses of $271 million and $318 million as of June 25, 2004 and December 26, 2003, respectively.

Consumer and small- and middle-market business loans, substantially all of which are secured by real and/or personal property, consisted of approximately 217,100 individual loans at June 25, 2004 and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at June 25, 2004 consisted of approximately 6,750 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch’s securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $4.9 billion at June 25, 2004 and December 26, 2003.

The above amounts include $9.3 billion and $7.6 billion of loans held-for-sale at June 25, 2004 and December 26, 2003, respectively. Loans held-for-sale are loans which management expects to sell prior to maturity. At June 25, 2004, such loans consisted of $6.2 billion of consumer loans, primarily residential mortgages, and $3.1 billion of commercial loans, approximately 73% of which are to investment grade counterparties. At December 26, 2003, such loans consisted of $5.2 billion of consumer loans, primarily residential mortgages, and $2.4 billion of commercial loans, approximately 59% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes, and mortgages, see Note 1 in the 2003 Annual Report.

Note 8. Commercial Paper, Short- and Long-Term Borrowings, and Bank Deposits

Commercial paper and Other short-term borrowings and Bank deposits at June 25, 2004 and December 26, 2003 are presented below:

(dollars in millions)
	June 25, 2004	Dec. 26, 2003

Commercial paper and other short-term borrowings
Commercial paper	$3,122	$4,568
Other	121	432

Total	$3,243	$5,000

Bank deposits
U.S.	$63,441	$65,409
Non U.S.	12,690	14,048

Total	$76,131	$79,457

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

In March 2002, Merrill Lynch issued $2.3 billion aggregate original principal amount of floating rate zero-coupon contingently convertible debt (Liquid Yield OptionTM notes or LYONs®) at an issue price of $1,000 per note. At maturity, the LYONs® holder will receive the original principal amount of $1,000 increased daily by a variable rate. The LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch with a maturity date of 30 years. Merrill Lynch will pay no interest prior to maturity unless, during any six-month period beginning June 1, 2007, the average market price of a LYONs® for a certain period exceeds 120% of the accreted value of the LYONs®. Holders of LYONs® may convert each security into 13.8213 shares (i.e., the “conversion rate”) of Merrill Lynch common stock based on the conditions described below.

In May 2001, Merrill Lynch issued $4.6 billion of aggregate original principal amount of fixed rate contingently convertible LYONs® at an issue price of $511.08 per note, which resulted in gross proceeds of approximately $2.4 billion. Each note has a yield to maturity of 2.25% with a maturity value of $1,000 on May 23, 2031. Merrill Lynch is amortizing the issue discount using the effective interest method over the term of the LYONs®. The LYONs® are unsecured unsubordinated indebtedness of Merrill Lynch with a maturity of 30 years. Merrill Lynch will pay no interest prior to maturity unless, during any six-month period beginning June 1, 2006, the average market price of a LYONs® for a certain period exceeds 120% of the accreted value of the LYONs®. Holders of LYONs® may convert each security into 5.6787 shares (i.e., the “conversion rate”) of common stock based on the conditions described below.

Both Merrill Lynch LYONs® issuances may be converted based on any of the following conditions:

•	If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the floating rate LYONs® at June 30, 2004 was $86.82. (That is, on and after July 1, 2004, a holder could have converted a floating rate LYONs® into 13.8213 shares of

Merrill Lynch stock if the Merrill Lynch stock price had been greater than $86.82 for at least 20 of the last 30 consecutive trading days ending June 30, 2004). The conversion trigger price for the fixed rate LYONs® at June 30, 2004 was $114.87. The conversion trigger price will change each calendar quarter based on the accreted value of the LYONs® at that date;

•	During any period in which the credit rating of LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc;

•	If the LYONs® are called for redemption;

•	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or

•	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.

The conversion rate for both of Merrill Lynch’s LYONs® will be adjusted for:

•	Dividends or distributions payable in Merrill Lynch common stock.

•	Distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch stock at that time.

•	Distribution of Merrill Lynch assets to holders of Merrill Lynch common stock (excluding cash dividends that are not extraordinary dividends), or

•	Certain corporate events, such as consolidation, merger or transfer of all, or substantially all, of Merrill Lynch’s assets.

As of June 25, 2004 (fiscal quarter end) and June 30, 2004 (last conversion calculation date prior to issuance of this report), none of the conversion triggers above had been met and, as a result, the related shares have not been included in the diluted EPS calculation.

Holders of LYONs® may require Merrill Lynch to repurchase their convertible instruments at accreted value on various dates prior to maturity. The initial put date for holders of floating rate LYONs® is March 13, 2005. The initial put date for fixed rate LYONs® was May 23, 2004. Merrill Lynch may pay the purchase price in cash, shares or any combination thereof. Merrill Lynch elected to pay the purchase price for the $166.3 million fixed rate LYONs® that were put back to Merrill Lynch on May 24, 2004, with cash. No gain or loss was recognized on the transaction.

For further information regarding Merrill Lynch LYONs® issuances, refer to Note 10 of the 2003 Annual Report.

On June 30, 2004, Merrill Lynch redeemed its Yen TOPrSSM debentures, which were due on June 30, 2019, pursuant to the optional redemption provisions stated in the terms and conditions of the debentures. Such redemption resulted in a cash payment of $107.1 million. No gain or loss was recognized on the transaction.

Note 9. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Net Earnings	$1,078	$977	$2,330	$1,620

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(26)	(1)	(34)	4
Net unrealized gain (loss) on investment securities available-for-sale	(196)	49	(133)	67
Deferred loss on cash flow hedges	(39)	(13)	(31)	(6)

Total other comprehensive income (loss), net of tax	(261)	35	(198)	65

Comprehensive income	$817	$1,012	$2,132	$1,685

Note 10. Earnings Per Share

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Net Earnings	$1,078	$977	$2,330	$1,620
Preferred stock dividends	9	10	19	19

Net earnings applicable to common stockholders	$1,069	$967	$2,311	$1,601

(shares in thousands)
Weighted-average shares outstanding	923,014	897,202	926,585	892,377

Effect of dilutive instruments(1)(2):
Employee stock options	45,111	27,941	45,662	24,524
Financial Advisor Capital Accumulation Award Plan shares	23,221	21,969	23,287	21,171
Restricted shares and units	21,427	20,277	20,678	16,500
Employee Stock Purchase Plan shares	—	57	—	88

Dilutive potential common shares	89,759	70,244	89,627	62,283

Total weighted-average diluted shares	1,012,773	967,446	1,016,212	954,660

Basic earnings per common share	$1.16	$1.08	$2.49	$1.79
Diluted earnings per common share	$1.06	$1.00	$2.27	$1.68

(1)	During the 2004 and 2003 second quarter there were 43 million and 145 million instruments, respectively, that were considered antidilutive and thus were not included in the above calculations. Additionally, shares related to Merrill Lynch’s LYONs® issuances are not included in the computation of diluted earnings per share because the threshold trigger price for conversion has not been reached. See Note 8 to these Condensed Consolidated Financial Statements.
(2)	See Note 15 to the 2003 Annual Report for a description of these instruments.

Note 11. Commitments, Contingencies and Guarantees

Litigation

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising from its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 has resulted in increased legal actions against many firms, including Merrill Lynch, and will likely result in higher professional fees and litigation expenses than those incurred in the past.

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to and, where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In the case of arbitrations, many of the cases involve amounts under $250,000 and have not been estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Commitments

At June 25, 2004, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than			Over
	Total	1 year	1 - 3 years	3+ - 5 years	5 years

Commitments to extend credit (1)	$43,646	$19,794	$8,516	$8,238	$7,098
Purchasing and other commitments	7,026	5,874	745	223	184
Operating leases	3,751	533	1,022	841	1,355
Resale agreements	26,900	26,900	—	—	—

Total	$81,323	$53,101	$10,283	$9,302	$8,637

(1)	See Note 7 to these Condensed Consolidated Financial Statements and Note 13 in the 2003 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $504 million and $507 million at June 25, 2004 and December 26, 2003, respectively.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity investing activities, of $382 million and $426 million at June 25, 2004 and December 26, 2003, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, and systems consulting services. At June 25, 2004 and December 26, 2003 minimum fee commitments over the remaining life of these agreements aggregated $481 million and $503 million, respectively. Merrill Lynch had entered into other purchasing commitments totaling $6.2 billion and $7.4 billion at June 25, 2004 and December 26, 2003, respectively.

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

The leases with the limited partnership mature in 2005 and 2006, and each lease has a renewal term to 2008. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee was approximately $325 million as of June 25, 2004. As of June 25, 2004, the carrying value of the liability on the Condensed Consolidated Financial Statements was $30 million. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.

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

For certain derivative contracts such as written interest rate caps and written currency options, the maximum payout is not quantifiable, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. In addition, Merrill Lynch does not monitor its exposure to derivatives in this manner. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value may overstate Merrill Lynch’s exposure to these contracts.

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

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of June 25, 2004, the maximum payout if the standby facilities are drawn was $15.7 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $19.5 billion. However, it should be noted that these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross collateralized pool.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of June 25, 2004, the maximum payout if an issuer defaults was $2.9 billion, and the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $3.7 billion; however, as described in the preceding paragraph, these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch economically hedges its exposure though derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from asset sales greater than 75 — 90% of the adjusted acquisition price, as defined. As of June 25, 2004, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $723 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the adjusted acquisition price, as defined.

Merrill Lynch also enters into reimbursement agreements in conjunction with sales of loans originated under its Mortgage 100SM program. Under this program, borrowers can pledge marketable securities in lieu of making a cash down payment. Upon sale of these mortgage loans, purchasers may require a surety bond that reimburses for certain shortfalls in the borrowers’ securities accounts. Merrill Lynch provides this reimbursement through a financial intermediary. Merrill Lynch requires borrowers to meet daily collateral calls to ensure that the securities pledged as down payment are sufficient at all times. Merrill Lynch believes that its potential for loss under these arrangements is remote. Accordingly, no liability is recorded in the Condensed Consolidated Financial Statements.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $504 million as collateral to secure these guarantees. In addition, standby letters of credit include $184 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market downturn. At June 25, 2004 Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees was $547 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at June 25, 2004. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $14 million at June 25, 2004.

These guarantees and their expiration are summarized at June 25, 2004 as follows:

(dollars in millions)
	Maximum
	Payout/	Less than	1 - 3	3+ - 5	Over 5	Carrying
	Notional	1 year	years	years	years	Value

Derivative contracts(1)	$1,021,727	$377,471	$277,478	$217,833	$148,945	$16,499
Liquidity facilities with SPEs(2)	15,665	13,840	1,825	—	—	101
Liquidity and default facilities with SPEs	2,940	1,893	766	1	280	101
Residual value guarantees(3)(4)	2,070	46	28	491	1,505	36
Standby letters of credit and other performance guarantees(5)	1,356	483	270	49	554	18

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $3.1 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(4)	Includes $978 million of reimbursement agreements with the Mortgage 100SM program.
(5)	Includes guarantees related to principal-protected mutual funds.

See Note 13 in the 2003 Annual Report for additional information on guarantees.

Note 12. Employee Benefit Plans

Merrill Lynch provides retirement and other postemployment benefits to its employees worldwide through defined contribution and defined benefit pension plans and other postretirement benefit plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 14 in the 2003 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

Pension cost for the three and six month periods ended June 25, 2004 and June 27, 2003, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Service cost	$5	$11	$17	$22
Interest cost	37	35	75	71
Expected return on plan assets	(36)	(35)	(71)	(69)
Amortization of unrecognized items and other	6	2	9	2

Total defined benefit pension cost	$12	$13	$30	$26

Merrill Lynch disclosed in its 2003 Annual Report that it expected to contribute $57 million to its defined benefit pension plans in 2004. Merrill Lynch periodically updates these estimates, and currently expects to contribute $31 million to its defined benefit pension plans in 2004. The defined benefit pension plan in the U.K. was frozen as of the end of the second quarter of 2004, which resulted in a service cost decrease of approximately $6 million for the first half of 2004. Affected employees will receive future benefits under Merrill Lynch’s defined contribution plan.

Postretirement Benefits Other Than Pensions

Other postretirement benefits cost for the three and six month periods ended June 25, 2004 and June 27, 2003, included the following components:

(dollars in millions)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Service cost	$4	$4	$8	$8
Interest cost	8	8	16	16
Other	3	3	5	5

Total other postretirement benefits cost	$15	$15	$29	$29

Merrill Lynch disclosed in its 2003 Annual Report that it expected to contribute $19 million to its postretirement benefit plans in 2004. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Note 13. Regulatory Requirements

Certain U.S. and non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch’s principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items (“ADI”) arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At June 25, 2004, MLPF&S’s regulatory net capital of $2,728 million was approximately 18.0 % of ADI, and its regulatory net capital in excess of the minimum required was $2,341 million at 2% of ADI.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 25, 2004, MLI’s financial resources were $7,031 million, exceeding the minimum requirement by $1,006 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 25, 2004, MLGSI’s liquid capital of $2,244 million was 226% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,051 million.

Banking Regulation

Two subsidiaries of ML & Co., Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLB&T”) are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels, defined as the Tier 1 leverage ratio, the Tier 1 risk-based ratio, and the Total risk-based capital ratio, are calculated as (i) Tier 1 Capital or Total Capital to (ii) average assets or risk-weighted assets. MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for the Tier 1 leverage ratio — 5%, the Tier 1 risk-based capital ratio — 6% and the Total risk-based capital ratio — 10%. The following table represents the actual capital ratios and amounts for MLBUSA and MLB&T at June 25, 2004 and December 26, 2003.

(dollars in millions)
	June 25, 2004		Dec. 26, 2003
	Actual Ratio	Amount	Actual Ratio	Amount

Tier I leverage (to average assets)
MLBUSA	7.22%	$4,819	6.47%	$4,480
MLB&T	6.29	865	6.00	857
Tier I capital (to risk-weighted assets)
MLBUSA	10.80	4,819	10.73	4,480
MLB&T	20.14	865	19.18	857
Total capital (to risk-weighted assets)
MLBUSA	11.28	5,034	11.28	4,706
MLB&T	20.16	866	19.20	858

Merrill Lynch Capital Markets Bank Limited (“MLCMB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”), as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMB is required to meet minimum regulatory capital requirements under EU banking law as implemented in Ireland by IFSRA. At June 25, 2004, MLCMB’s capital ratio was above the minimum requirement at 11.13% and its financial resources, as defined, were $1,887 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At June 25, 2004, MLIB’s consolidated capital ratio was 13.26% and its consolidated financial resources were $2,257 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of June 25, 2004, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 25, 2004 and June 27, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 25, 2004 and June 27, 2003. These interim financial statements are the responsibility of Merrill Lynch’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 26, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2004 (May 4, 2004 as to Note 2), we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs for the change in accounting method in 2002 for goodwill amortization to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and for the change in accounting method in 2004 for stock-based compensation to conform to SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, by retroactively restating its 2003, 2002 and 2001 consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
August 2, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merrill Lynch & Co., Inc. (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”) is a holding company that, through its subsidiaries, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending, and related products and services on a global basis. In addition, Merrill Lynch engages in market-making activities on behalf of its clients and for its own account, as well as in private equity and other principal investment activities. The financial services industry, in which Merrill Lynch is a leading participant, is extremely competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment, and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by regulatory and legislative initiatives that may affect the conduct of their business, including increased regulation, and by the outcome of legal and regulatory investigations and proceedings. These conditions or events can significantly affect the volatility of the financial markets as well as the volumes and revenues in businesses such as brokerage, trading, investment banking, wealth management and asset management. Revenues and net earnings may vary significantly from period to period due to the unpredictability of these factors and the resulting market volatility and trading volumes.

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

The financial services industry is also impacted by the regulatory and legislative environment. In 2003, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance (including Board member and Board Committee independence), auditor independence and disclosure became effective and/or were adopted in their final form. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and certifications, practices related to the initial public offering of equity securities, mutual fund trading, disclosure practices and auditor independence. Changing requirements for research may continue to affect the cost structure for such services. Regulatory actions affecting the trading practices and pricing structure of mutual funds have changed the manner in which business is conducted by the asset management industry. Both inside and outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both commercial and investment banks as an industry and on an individual basis, especially in the areas of capital and risk management.

On June 8, 2004 the Securities and Exchange Commission (“SEC”) adopted rule amendments under the Securities Exchange Act of 1934 that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers. These amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms that have developed comprehensive internal controls and risk management practices to use their mathematical risk models to calculate certain regulatory capital charges. Further, these amendments establish consolidated supervision of the broker-dealer’s holding company on an affiliate group-wide basis. The rule amendments thus respond to international developments, where affiliates of certain U.S. broker-dealers that conduct business in the European Union must demonstrate that they are subject to consolidated supervision at the ultimate holding company level and comply with a European Union Financial Groups Directive published February 11, 2003.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, the firm’s principal U.S. broker-dealer, intends to submit an application to the SEC to qualify under these rule amendments after the rule becomes effective, in the third quarter of 2004. If approved by the SEC, Merrill Lynch, Pierce, Fenner & Smith will be able to use alternative methods of computing market and credit risk capital charges. As a condition of using the alternative capital method, Merrill Lynch must consent to group-wide supervision by the SEC. This SEC supervision would require Merrill Lynch to undertake to compute allowable capital and allowances thereto; permit the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and impose various SEC reporting record keeping, and notification requirements. Merrill Lynch would be referred to as a Consolidated Supervised Entity (“CSE”) under these rule amendments.

Merrill Lynch expects that becoming a CSE will impact our decisions relative to monitoring capital adequacy and is likely to impose additional costs. Merrill Lynch is working closely with regulators to anticipate the impact of both the new CSE rules and the related new Basel II capital standards, which the Basel Committee on Banking Supervision adopted in June 2004.

Forward Looking Statements

Certain statements contained in this report may be considered forward-looking, including those about management expectations, strategic objectives, business prospects, anticipated expense levels and financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as financial market volatility, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch’s Annual Report on Form 10-K for the year ended December 26, 2003, and the following sections. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult any further disclosures Merrill Lynch may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Environment

Major global equity markets ended the second quarter with small gains as an uncertain economic and political outlook erased the gains recorded earlier in the second quarter and drove indices to their lowest levels of the year in May before they staged a modest recovery later in the quarter. Trading volumes were lower, particularly in June. Debt market conditions proved challenging, as bonds endured one of the worst three-month periods in a decade. Long-term interest rates, as measured by the yield on the 10-year U.S. Treasury note, increased to 4.59% from 3.85% at the end of the first quarter. At its meeting at the end of June, the U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate 0.25% to 1.25% in an attempt to keep the economy and inflation on an even keel.

Major U.S. equity indices ended the quarter essentially unchanged from the end of the first quarter. The Dow Jones Industrial Average rose 0.8% in the quarter, but was up 16.1% from the second quarter of 2003. The Standard and Poor’s 500 stock index ended the quarter up 1.3% and the Nasdaq Composite rose 2.7% during the quarter and was up 26.2% from year-ago levels.

Global equity indices experienced disappointing results, primarily due to anticipated interest rate hikes by the U.S. Federal Reserve and global uncertainty. The Dow Jones World Index, excluding the United States, declined 1.7% during the quarter, but increased 3.82% for the first six months. European markets, led by Austria and Ireland, fared better than other parts of the world. In Japan, the Nikkei 225 index rose only 1.2% for the quarter, but due to a strong first quarter ended the midyear period up 11%. Emerging markets performed poorly, especially in Asia, where China, South Korea and Taiwan benchmark indexes all fell more than 10% during the quarter.

After a strong first quarter, global underwriting volumes decreased to $1.29 trillion, down almost 30% from first quarter levels according to Thomson Financial Securities Data, and were 10% lower compared with the year-ago quarter. Debt issuance decreased to $1.18 trillion from $1.34 trillion in the year-ago quarter, according to Thomson Financial Securities Data. Concerns over increasing interest rates prompted the decline in issuance. Despite this, underwriting fees for both stocks and bonds rose 14.6% for the first half of the year to $8.21 billion due to an increased proportion of higher-fee initial public offerings.

Merger and acquisition activity lost momentum compared to a strong first quarter but remained solid. According to Thomson Financial Securities Data, global dollar value of announced deals rose to $390 billion, up 9% from the year-ago quarter. In the United States, announced deal volume increased to $167 billion from $134 billion last year, according to Thomson Financial Securities Data. Completed M&A activity totaled $373 billion in the second quarter, up 20.5% from the 2003 second quarter and 60.9% sequentially.

Merrill Lynch continually evaluates the profitability and performance of its businesses under varying market conditions and, in light of the evolving competitive environment, for alignment with long-term strategic objectives. The strategy of disciplined growth through maintaining long-term client relationships, diversifying revenue sources, closely monitoring costs and risks, and increasing fee-based and recurring revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch’s business as a whole.

RESULTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
(dollars in millions, except per share amounts)	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net Revenues
Asset management and portfolio service fees	$1,357	$1,154	$2,672	$2,281
Commissions	1,189	1,044	2,550	2,113
Principal transactions	630	1,127	1,676	2,152
Investment banking	764	698	1,601	1,191
Other	308	279	675	492

Subtotal	4,248	4,302	9,174	8,229
Interest and dividend revenues	3,128	2,999	6,189	6,004
Less interest expense	2,078	2,032	3,975	4,160

Net interest profit	1,050	967	2,214	1,844

Total net revenues	5,298	5,269	11,388	10,073

Non-interest expenses
Compensation and benefits	2,587	2,749	5,634	5,310
Communications and technology	357	357	698	760
Occupancy and related depreciation	202	221	419	437
Brokerage, clearing, and exchange fees	214	169	418	339
Professional fees	163	140	340	284
Advertising and market development	132	113	254	234
Office supplies and postage	49	50	100	108
Other	195	183	434	405
Net recoveries related to September 11	—	(61)	—	(61)

Total non-interest expenses	3,899	3,921	8,297	7,816

Earnings before income taxes	$1,399	$1,348	$3,091	$2,257

Net earnings	$1,078	$977	$2,330	$1,620

Earnings per common share:
Basic	$1.16	$1.08	$2.49	$1.79
Diluted	1.06	1.00	2.27	1.68
Annualized return on average common stockholders’ equity	14.5%	15.4%	15.7%	13.0%
Pre-tax profit margin	26.4	25.6	27.1	22.4

Compensation and benefits as a percentage of net revenues	48.8%	52.2%	49.5%	52.7%
Non-compensation expenses as a percentage of net revenues	24.8	22.2	23.4	24.9

Quarterly Results of Operations

Merrill Lynch’s net earnings were $1.1 billion for the 2004 second quarter, an increase of 10% from $977 million in the second quarter of 2003. Earnings per common share were $1.16 basic and $1.06 diluted, compared with $1.08 basic and $1.00 diluted in the 2003 second quarter. The 2004 second quarter pre-tax margin rose to 26.4%, up from 25.6% in the prior-year quarter. Second quarter 2003 net earnings include $36 million attributable to a September 11-related net insurance recovery.

Net revenues were $5.3 billion in the second quarter of 2004, essentially unchanged from the 2003 second quarter. Asset management and portfolio service fees were $1.4 billion, up 18% from the second quarter of 2003 largely as a result of higher portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values, as well as increased investment and fund management fees. Commission revenues were $1.2 billion, up 14% from the 2003 second quarter, due principally to higher mutual fund commissions. Principal transactions revenues were $630 million, 44% lower than the second quarter of 2003, reflecting significantly lower debt and equity trading revenues. Investment banking revenues were $764 million, 9% higher than the 2003 second quarter. These revenues included underwriting revenues of $622 million that were 10% higher than the 2003 second quarter, primarily driven by increased debt origination revenues. Also included were strategic advisory revenues of $142 million, which increased 7% from the year-ago quarter, as merger and acquisition activity levels increased. Other revenues were $308 million, up $29 million from the 2003 second quarter due principally to increased revenues from investments, partially offset by lower realized gains on the sales of mortgages. Net interest profit was $1.1 billion, up 9% from the 2003 second quarter, in part reflecting increased secured lending activity, partially offset by additional credit provisions in the Business Financial Services portfolio in GPC.

Compensation and benefits expenses were $2.6 billion in the second quarter of 2004, a decrease of 6% from the year-ago quarter due primarily to lower incentive compensation accruals. Compensation and benefits expenses were 48.8% of net revenues for the second quarter of 2004, compared to 52.2% in the year-ago quarter.

Non-compensation expenses increased $140 million in the second quarter of 2004, or 12%, from the year-ago quarter (an increase of 6% excluding the September 11-related net recovery in 2003). Communications and technology expenses were $357 million, unchanged from the 2003 second quarter. Occupancy and related depreciation was $202 million, 9% lower than the year-ago quarter. Brokerage, clearing and exchange fees were $214 million, up 27% from the 2003 second quarter, due in part to the acquisition of a clearing business. Professional fees increased 16% from the second quarter of 2003, to $163 million, due principally to increased legal, consulting and recruitment fees. Advertising and market development expenses were $132 million, up 17% from the 2003 second quarter, due primarily to increased travel and promotional costs related to increased business activity. Office supplies and postage expenses were $49 million, essentially unchanged from the 2003 second quarter. Other expenses were $195 million in the second quarter of 2004, up 7% from the year-ago quarter, due principally to higher litigation provisions.

The September 11-related net recovery in the second quarter of 2003 included a partial pre-tax insurance reimbursement of $75 million, offset by September 11-related costs of $14 million. The insurance reimbursement represented a partial business interruption settlement for GMI and was recorded as a reduction of expenses in that segment. The costs were related to ongoing refurbishment of the World Financial Center and were recorded in the Corporate segment.

Year-to-date Results of Operations

For the first six months of 2004, net earnings were $2.3 billion, up 44% from $1.6 billion for the corresponding period in 2003, on net revenues that grew 13%, to $11.4 billion. Compensation and benefits expenses for the first six months of 2004 were $5.6 billion, up 6% from the year-ago period due to higher incentive compensation accruals reflecting increased net revenues as well as higher staffing levels. Non-compensation expenses totaled $2.7 billion for the first six months of 2004, up 6% from the year-ago period (an increase of 4% excluding the September 11-related net insurance recovery in 2003). Year-to-date earnings per common share were $2.49 basic and $2.27 diluted, compared with $1.79 basic and $1.68 diluted in the first six months of 2003. The pre-tax profit margin for the first six months of 2004 was 27.1%, up from 22.4% in the year-ago period. Annualized return on average common stockholders’ equity was 15.7% for the first six months of 2004 compared to 13.0% for the comparable period in 2003.

Merrill Lynch’s year-to-date effective tax rate was 24.6%, down from the full year 2003 effective tax rate of 26.5% and reflects a net benefit of $66 million recorded during the second quarter related to settlements with tax authorities, net of a change in estimate for prior years and a revaluation of deferred taxes related to equity compensation.

Business Segments

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

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for shared activities between segments are in place and the results of each segment reflect the agreed-upon portion of these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are restated to reflect reallocations of revenues and expenses, which result from changes in Merrill Lynch’s business strategy and structure.

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 25,	June 27,	% Inc.	June 25,	June 27,	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Global Markets
Debt	$1,260	$1,516	(17)	$2,883	$2,884	(0)
Equity	723	840	(14)	1,658	1,496	11

Total Global Markets net revenues	1,983	2,356	(16)	4,541	4,380	4

Investment banking
Origination
Debt	304	228	33	540	404	34
Equity	244	167	46	520	299	74
Strategic Advisory Services	142	133	7	307	258	19

Total Investment Banking net revenues	690	528	31	1,367	961	42

Total net revenues	2,673	2,884	(7)	5,908	5,341	11

Non-interest expenses	1,679	1,815	(7)	3,799	3,523	8

Pre-tax earnings	$994	$1,069	(7)	$2,109	$1,818	16

Pre-tax profit margin	37.2%	37.1%		35.7%	34.0%

GMI experienced a progressively more challenging business environment in the second quarter of 2004. A sharp decline in capital markets activity levels and volatility in June, amid rising interest rates and geopolitical uncertainties, significantly impacted GMI’s Global Markets business.

GMI’s pre-tax earnings were $994 million in the 2004 second quarter, 7% lower than the year-ago quarter, on net revenues that declined 7%, at $2.7 billion. The 2003 second quarter results included a September 11-related $75 million partial pre-tax insurance reimbursement, which was recorded as a reduction of non-interest expenses. GMI’s pre-tax profit margin was 37.2%, essentially unchanged from the year-ago quarter, reflecting non-interest expenses that were 7% lower than in the year-ago period, due primarily to lower incentive compensation accruals. Excluding the September 11 net recovery in the year-ago period, the second quarter 2003 pre-tax profit margin was 34.5%.

For the first six months of 2004, GMI pre-tax earnings were $2.1 billion, up 16% from the prior year period, on net revenues that rose 11%, to $5.9 billion. The year-to-date pre-tax profit margin increased to 35.7%, compared with 34.0% in the same period last year (32.6% excluding the September 11-related recovery).

A detailed discussion of GMI’s revenues follows:

Debt Markets

Debt markets net revenues, which include principal transactions and net interest profit, commissions, and other revenues, were $1.3 billion in the 2004 second quarter, 17% lower than in the year-ago quarter. This decrease reflects lower net trading revenues, due primarily to the decline in revenues from interest rate derivatives. Trading revenue was impacted by a decision to reduce risk levels during the quarter and lower levels of proprietary trading. See the Risk Management section for additional information. Revenues from credit products also declined, primarily in high-grade and high-yield products, due to lower client activity and the widening of credit spreads. These declines were partially offset by increased revenues from the principal investments and secured financing business. Such revenues during the 2004 second quarter included $41 million from an equity-method investment in an entity which focuses on managing distressed loans to small and medium-size companies in Japan. These revenues totaled $98 million for the year-to-date period of 2004.

Year-to-date Debt markets net revenues were $2.9 billion, essentially unchanged from the prior year period as lower revenues from the Global rates and Global credit products businesses were offset by increased revenues from the Principal investments and secured financing business.

Equity Markets

Equity markets net revenues, which include commissions, principal transactions and net interest profit, and other revenues, declined 14% from the year ago quarter to $723 million. This decrease was due to lower equity-linked revenues, resulting from less volatility, as well as lower distributions on equity investments. These declines were partially offset by higher revenues from the Equity Financing and Services business, which reflects the acquisition of a clearing business, and an increase in the Cash Secondary business, mainly attributable to the Pacific Rim. GMI’s equity business in the Pacific Rim, including Japan, had strong growth from the year-ago period.

For the first six months of 2004, Equity markets net revenues were $1.7 billion, 11% higher than in the same period last year driven primarily by higher revenues from the Cash Secondary business, as volumes increased from the comparable period of 2003, and higher revenues from the Equity Financing and Services business.

Investment Banking

Underwriting
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the 2004 second quarter were $548 million, up 39% from the $395 million recorded in the year-ago quarter, due to increased equity and debt underwriting revenues resulting from a higher volume of transactions and increased debt underwriting market share. Year-to-date underwriting revenues increased 51% to $1.1 billion from $703 million in the first six months of 2003, as equity and debt underwriting revenues increased by 74% and 34%, respectively.

Merrill Lynch’s underwriting market share information based on transaction value follows:

	For the Three Months Ended
	June 25, 2004		June 27, 2003
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	6.3%	6	6.6%	4
Debt	6.3	6	6.6	5
Equity and equity-linked	6.5	6	7.6	6
U.S. proceeds
Debt and Equity	8.4%	5	8.5%	5
Debt	8.5	4	8.2	5
Equity and equity-linked	6.6	7	11.1	5

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

	For the Six Months Ended
	June 25, 2004		June 27, 2003
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	7.2%	3	6.9%	4
Debt	7.2	2	6.8	4
Equity and equity-linked	7.7	5	7.7	5
U.S. proceeds
Debt and Equity	9.8%	2	8.8%	3
Debt	9.9	2	8.7	4
Equity and equity-linked	7.3	5	12.1	4

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $142 million in the second quarter of 2004, up 7% from the year-ago quarter as industry-wide completed mergers and acquisitions activity started to rebound and market shares both in the United States and globally, increased. Year-to-date strategic advisory services revenues increased 19% from the year-ago period, to $307 million on higher activity and market share.

Merrill Lynch’s merger and acquisition market share information based on transaction value is as follows:

	For the Three Months Ended
	June 25, 2004		June 27, 2003
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	11.1%	7	9.9%	8
U.S.	10.4	8	9.2	6
Announced transactions
Global	27.9%	2	19.7%	3
U.S.	31.3	1	30.4	2

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

	For the Six Months Ended
	June 25, 2004		June 27, 2003
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	13.3%	5	12.3%	7
U.S.	17.2	4	15.7	5
Announced transactions
Global	26.6%	2	17.0%	4
U.S.	26.0	2	21.2	3

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

Key areas of investment focus for GMI are electronic equity execution, equity derivatives, prime brokerage, leveraged finance, mortgages, commodities, and investment banking.

For additional information on GMI’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 25,	June 27,	% Inc.	June 25,	June 27,	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Asset management and portfolio service fees	$988	$833	19	$1,936	$1,645	18
Commissions	674	541	25	1,462	1,079	35
Principal transactions and new issue revenues	310	349	(11)	643	648	(1)
Net interest profit	298	333	(11)	637	657	(3)
Other revenues	128	71	80	220	201	9

Total net revenues	2,398	2,127	13	4,898	4,230	16

Non-interest expenses	1,954	1,808	8	3,944	3,662	8

Pre-tax earnings	$444	$319	39	$954	$568	68

Pre-tax profit margin	18.5%	15.0%		19.5%	13.4%

GPC’s second quarter 2004 pre-tax earnings were $444 million, up 39% from the 2003 second quarter, on net revenues that increased 13%, to $2.4 billion. The growth in net revenues from the prior-year quarter reflected increased fee-based and recurring revenues, driven by higher asset values and net inflows into annuitized products. GPC’s pre-tax margin was 18.5%, up from 15.0 % in the year-ago quarter. Non-interest expenses were $2.0 billion in the second quarter of 2004, 8% higher than in the year-ago quarter, primarily due to revenue-driven increases in incentive compensation and higher litigation costs. Litigation costs may continue to remain at high levels. Non-interest expenses also included a $10 million restructuring-related credit, primarily related to Japan. Net revenues for the second quarter of 2004 included additional credit provisions of $60 million made to increase credit reserves associated with certain loans in the Business Financial Services portfolio in GPC.

GPC’s year-to-date net revenues were $4.9 billion, up 16% from the corresponding period of 2003. Pre-tax earnings were $954 million, up 68% from the first six months of 2003. Non-interest expenses were $3.9 billion, up 8% from the year-ago period. Non-compensation expenses for the first six months of 2004 included a $45 million expense related to the adoption of SOP 03-1 relating to the accounting for guaranteed minimum death benefits in variable annuity products, recorded during the first quarter. GPC’s year-to-date pre-tax margin was 19.5%, up from 13.4% in the year-ago period.

GPC employed approximately 14,000 Financial Advisors at the end of the 2004 second quarter, a net increase of approximately 700 from the end of the year-ago quarter.

Asset management and portfolio service fees
Asset management and portfolio service fees include asset management fees from taxable and tax-exempt money market funds as well as portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults®. Also included are servicing fees related to these accounts, and certain other account-related fees.

Asset management and portfolio service fees totaled $988 million, up 19% from the $833 million recorded in the second quarter of 2003. On a year-to-date basis, asset management and portfolio service fees totaled $1.9 billion, up 18% from the year-ago period. These increases reflect higher portfolio service fees, a large portion of which are calculated on beginning-of-period asset values.

An analysis of changes in assets in GPC accounts from June 27, 2003 to June 25, 2004 is detailed below:

		Net Changes Due To
	June 27,	New	Asset		June 25,
(dollars in billions)	2003	Money(1)	Appreciation	Other(2)	2004

Assets in GPC accounts	$1,168	$19	$97	$(3)	$1,281

(1)	GPC net new money excludes flows associated with the Institutional Advisory Division which serves certain small and middle-market companies.
(2)	Represents accounts sold as part of the sale of GPC’s call center in Japan, the divestiture of the German retail business, and flows associated with the Institutional Advisory Division.

Total assets in GPC accounts were $1.3 trillion at June 25, 2004, up from $1.2 trillion at the end of the 2003 second quarter as a result of market-driven increases in asset values and net new money of $19 billion. Total assets in asset-priced accounts were $237 billion at the end of the 2004 second quarter, up 19% from $200 billion at the end of the 2003 second quarter.

Commissions
Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities, as well as sales of mutual funds, insurance products, and options.

Commissions revenues increased 25% to $674 million in the second quarter of 2004 from $541 million in the year-ago quarter. Commissions revenues for the first half of 2004 were $1.5 billion, 35% higher than the first half of 2003. These increases were due primarily to increased mutual funds revenue.

Principal transactions and new issue revenues
GPC’s principal transactions and new issue revenues primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products.

Principal transactions and new issue revenues were $310 million, 11% lower than the 2003 second quarter, primarily due to a decline in closed-end fund origination revenues. Year-to-date revenues were $643 million, essentially unchanged from the year-ago period.

Net interest profit
Net interest profit for GPC includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits as well as interest earned on margin and other loans. Net interest profit of $298 million in the 2004 second quarter declined 11% from $333 million in the second quarter of 2003, reflecting additional credit provisions of $60 million made to increase credit reserves associated with certain loans in the Business Financial Services portfolio in GPC. Net interest profit for the first six months of 2004 was $637 million, 3% lower than the comparable period of 2003.

Other revenues
Other revenues were $128 million in the second quarter of 2004, compared to $71 million in the year-ago period, due primarily to increased mortgage lending related revenues. Other revenues for the first half of 2004 increased to $220 million from $201 million in the same period in 2003.

For additional information on GPC’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 25,	June 27,	% Inc.	June 25,	June 27,	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Asset management fees	351	310	13	707	609	16
Commissions	36	35	3	68	67	1
Other revenues	2	(15)	113	26	(9)	389

Total net revenues	389	330	18	801	667	20

Non-interest expenses	279	268	4	580	566	2

Pre-tax earnings	$110	$62	77	$221	$101	119

Pre-tax profit margin	28.3%	18.8%		27.6%	15.1%

MLIM continued to demonstrate strong relative investment performance for the 1-, 3- and 5-year periods ended June 2004. For each of these periods, more than 70% of MLIM’s global assets under management were ahead of their benchmark or category median.

MLIM’s pre-tax earnings in the 2004 second quarter were $110 million, up 77% from $62 million in the 2003 second quarter. Net revenues increased 18% from the year ago period to $389 million, due primarily to higher net asset values and improvement in the mix of assets under management. Non-interest expenses were $279 million, up 4% from the second quarter of 2003. The pre-tax margin was 28.3% in the second quarter of 2004, up almost 10 percentage points from 18.8% in the year-ago quarter.

Year-to-date, MLIM’s pre-tax earnings were $221 million, 119% higher than the first six months of 2003 on net revenues that increased 20%, to $801 million. MLIM’s year-to-date pre-tax margin was 27.6%, compared with 15.1% for the same period last year.

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds and separately managed accounts. In some cases, separately managed accounts also generate performance fees. Asset management fees were $351 million, up 13% from $310 million in the second quarter of 2003 due primarily to higher market values. At the end of the second quarter of 2004, assets under management totaled $488 billion, a 4% increase from $471 billion at the end of the year-ago quarter, due primarily to market-driven appreciation and the positive impact of foreign exchange, partially offset by net new money outflows of $19 billion. The net new money outflows were due principally to net outflows from U.S. institutional cash products as short-term interest rates rose, which more than offset net inflows to equity products. On a year-to-date basis, asset management fees increased 16% to $707 million.

An analysis of changes in assets under management from June 27, 2003 to June 25, 2004 is as follows:

		Net Changes Due To
	June 27,	New	Asset		June 25,
(dollars in billions)	2003	Money	Appreciation	Other (1)	2004

Assets under management	$471	$(19)	$19	$17	$488

(1)	Includes the impact of foreign exchange movements, reinvested dividends, net outflows of retail money market funds and other changes.

Commissions
Commissions for MLIM principally consist of distribution fees and redemption fees related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds (“12b-1 fees”). Commissions remained essentially unchanged at $36 million compared to the year-ago quarter. Year-to-date commissions similarly remained essentially unchanged at $68 million.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $2 million and $(15) million for the second quarter of 2004 and 2003, respectively. Other revenues in the second quarter of 2003 reflect the write-down of certain assets. Other revenues for the first six months of 2004 were $26 million compared to $(9) million for the first six months of 2003. The increase primarily reflects the impact of certain investments consolidated in accordance with FIN 46R.

For additional information on MLIM’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the June 25, 2004 and December 26, 2003 period-end balance sheets, and the first six months of 2004 and full-year 2003 average balance sheets:

(dollars in billions)
	June 25,	2004 Six Month	Dec. 26,	2003 Full Year
	2004	Average (1)	2003	Average(1)

Assets
Trading-Related
Securities financing assets	$ 152.6	$ 162.7	$ 126.4	$ 145.0
Trading assets	147.2	154.4	134.3	135.9
Other trading-related receivables	48.4	53.3	46.5	50.5
	348.2	370.4	307.2	331.4
Non-Trading-Related
Cash	29.2	27.2	25.3	24.6
Investment securities	76.8	81.4	74.8	78.5
Loans, notes, and mortgages	53.2	53.0	51.0	44.8
Other non-trading assets	41.0	42.1	38.0	41.4
	200.2	203.7	189.1	189.3
Total assets	$ 548.4	$ 574.1	$ 496.3	$ 520.7

Liabilities
Trading-Related
Securities financing liabilities	$ 143.4	$ 165.8	$ 116.4	$ 137.7
Trading liabilities	101.2	98.5	89.3	93.7
Other trading-related payables	53.5	56.6	49.2	55.5
	298.1	320.9	254.9	286.9
Non-Trading-Related
Commercial paper and other short-term borrowings	3.2	6.8	5.0	4.9
Deposits	76.1	77.8	79.5	81.2
Long-term borrowings	93.4	94.9	83.3	80.3
Long-term debt issued to TOPrSSM partnerships	3.2	3.2	3.2	3.2
Other non-trading liabilities	44.5	40.7	41.4	38.0
	220.4	223.4	212.4	207.6
Total liabilities	518.5	544.3	467.3	494.5
Total stockholders’ equity	29.9	29.8	29.0	26.2
Total liabilities and stockholders’ equity	$ 548.4	$ 574.1	$ 496.3	$ 520.7

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

OFF BALANCE SHEET ARRANGEMENTS

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of June 25, 2004:

(dollars in millions)
	Expiration
		Less than	1–3	3+ –5	Over 5
	Total	1 Year	Years	Years	Years

Liquidity facilities with SPEs(1)	$15,665	$13,840	$1,825	$—	$—
Liquidity and default facilities with SPEs (1)	2,940	1,893	766	1	280
Residual value guarantees (2)(3)	2,070	46	28	491	1,505
Standby letters of credit and other performance guarantees	1,356	483	270	49	554
Contractual agreements (4)	40,234	10,627	9,738	5,590	14,279
Commitments to extend credit	43,646	19,794	8,516	8,238	7,098
Resale agreements	26,900	26,900	—	—	—

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(3)	Includes $978 million of reimbursement agreements with the Mortgage 100SM program.
(4)	Represents the liability balance of contractual agreements at June 25, 2004.

In April 2004, Merrill Lynch entered into a commitment to extend a 5.3 billion Euro loan to Sanofi-Synthelabo, a large French pharmaceutical company, in connection with its acquisition of Aventis. This commitment replaced the previously reported 4.0 billion Euro commitment entered into in January 2004. During the second quarter, Merrill Lynch syndicated out 3.3 billion Euro of this commitment. As of August 2, 2004, Merrill Lynch had syndicated out a total of 4.6 billion Euro of this commitment.

Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information on Commitments, Contingencies and Guarantees.

CONTRACTUAL OBLIGATIONS

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at June 25, 2004. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheet that are generally short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables. Also excluded are obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability and separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)
	Expiration
		Less than	1–3	3+–5	Over 5
	Total	1 Year	Years	Years	Years

Long-term borrowings (1)	$96,573	$18,125	$24,183	$25,870	$28,395
Purchasing and other commitments	7,026	5,874	745	223	184
Operating lease commitments	3,751	533	1,022	841	1,355

(1)	Includes Long-term debt issued to TOPrSSM partnerships.

From time to time, Merrill Lynch may, in the ordinary course of business, provide indicative financing proposals to its corporate clients primarily in connection with its Investment Banking business. Such proposals are subject to customary terms and conditions.

CAPITAL ADEQUACY AND FUNDING

The primary objectives of Merrill Lynch’s capital structure and funding policies are to support the successful execution of the firm’s business strategies while ensuring:

•	sufficient equity capital to absorb losses and,

•	liquidity at all times, across market cycles, and through periods of financial stress.

These objectives and Merrill Lynch’s capital structure and funding policies are discussed more fully in the 2003 Annual Report.

Capital Adequacy

At June 25, 2004, Merrill Lynch’s equity capital was comprised of $29.5 billion in common equity, $425 million in preferred stock, and $2.6 billion of Long-term debt issued to TOPrSSM partnerships (net of related investments). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $32.5 billion is adequate.

Asset-to-equity leverage ratios are commonly used to assess a company’s capital adequacy. Merrill Lynch believes that a leverage ratio adjusted to exclude certain assets considered to have a low risk profile provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. Merrill Lynch’s unadjusted and adjusted leverage ratios are shown below. When assessing its capital adequacy, Merrill Lynch considers the risk profile of assets, the impact of hedging, off balance sheet exposures, operational risk and other considerations, and does not emphasize leverage ratios, which are not risk sensitive.

The following table provides calculations of Merrill Lynch’s leverage ratios:

(dollars in millions)
	June 25, 2004	December 26, 2003

Total assets	$548,435	$496,316
Less:
Receivables under resale agreements	89,224	71,756
Receivables under securities borrowed transactions	54,934	45,472
Securities received as collateral	8,476	9,156

Adjusted assets	$395,801	$369,932

Stockholders’ equity	$29,884	$28,950
Long-term debt issued to TOPrSSM partnerships, net of related investments (1)	2,626	2,629

Equity capital	$32,510	$31,579

Leverage ratio(2)	16.9x	15.7x
Adjusted leverage ratio(3)	12.2x	11.7x

(1)	Due to the perpetual nature of and other considerations, Merrill Lynch views the long-term debt issued to TOPrSSM partnerships net of the related investments as a component of equity capital. However the Long-term debt issued to the TOPrSSM partnerships is reported as a liability for accounting purposes. TOPrSSM related investments were $574 million at June 25, 2004 and December 26, 2003.
(2)	Total assets divided by equity capital.
(3)	Adjusted assets divided by equity capital.

As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. For the six months ended June 25, 2004, Merrill Lynch repurchased 30.0 million shares of common stock at a cost of $1.7 billion. On July 13, 2004, the Board of Directors authorized the repurchase of an additional $2 billion of Merrill Lynch outstanding shares. For more information on the share repurchase plan see Part II – Item 2.

Funding

Commercial paper outstanding totaled $3.1 billion at June 25, 2004 and $4.6 billion at December 26, 2003, which was approximately 3% and 5% of total unsecured borrowings at June 25, 2004 and year-end 2003, respectively. Deposits at Merrill Lynch’s banking subsidiaries totaled $76.1 billion at June 25, 2004, down from $79.5 billion at year-end 2003. Of the $76.1 billion of deposits in Merrill Lynch banking subsidiaries as of June 25, 2004, $63.4 billion were in U.S. banks. Outstanding Long-term borrowings, including Long-term debt issued to TOPrSSM partnerships, increased to $96.6 billion at June 25, 2004 from $86.5 billion at December 26, 2003. The increase in Long-term borrowings supported higher asset levels and was consistent with Merrill Lynch’s liquidity practices. For capital management purposes Merrill Lynch views TOPrSSM as a component of equity capital. However, the Long-term debt issued to the TOPrSSM partnerships is reported as a liability for accounting purposes. For additional information on the accounting for TOPrSSM, refer to Note 6 of the Condensed Consolidated Financial Statements. Major components of the change in long-term borrowings during the first six months of 2004 are as follows:

(dollars in billions)

Balance at December 26, 2003	$86.5
Issuances	25.1
Maturities	(13.2)
Other, net	(1.8)

Balance at June 25, 2004 (1)	$96.6

(1)	At June 25, 2004, $78.4 billion of long-term borrowings had maturity dates beyond one year.

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

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a weighted average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $14.0 billion and $14.6 billion at June 25, 2004 and December 26, 2003, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds considering that some subsidiaries are restricted in their ability to upstream unencumbered collateral to ML & Co.

Merrill Lynch also maintains a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at June 25, 2004 and December 26, 2003. The facility, which was renewed on May 6, 2004, expires in 364 days. At June 25, 2004 and December 26, 2003, there were no borrowings under this credit facility, although ML & Co. may borrow from this facility from time to time.

Credit Ratings

The cost and availability of unsecured funding are impacted by credit ratings and market conditions. In addition, credit ratings are important when competing in certain markets and when seeking to engage in long-term transactions including over-the-counter derivatives. Factors that influence Merrill Lynch’s credit ratings include the rating agencies’ assessment of the general operating environment, Merrill Lynch’s relative positions in the markets in which it competes, reputation, level and volatility of earnings, risk management policies, liquidity and capital management.

Merrill Lynch’s senior long-term debt and preferred stock were rated by several recognized credit rating agencies at August 2, 2004 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable.

Preferred Stock
Rating Agency	Senior Debt Ratings	Ratings

Dominion Bond Rating Service Ltd	AA(low)	Not Rated
Fitch Ratings	AA-	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating and Investment Information, Inc.(1)	AA	A+
Standard & Poor’s Ratings Services	A+	A-

(1)	Located in Japan

Risk Management

Risk-taking is an integral part of Merrill Lynch’s core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks. These risks include market, credit, liquidity, process, and other risks that are material and require comprehensive controls and management. The responsibility and accountability for these risks remain primarily with the individual business units. For a full discussion of Merrill Lynch’s risk management framework, see the 2003 Annual Report.

Market Risk

Value-at-risk (“VaR”) is an estimate within a specified degree of confidence of the amount that Merrill Lynch’s present portfolios could lose over a given time interval. Merrill Lynch’s overall VaR is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within Merrill Lynch’s portfolios. Merrill Lynch believes that the tabulated risk measures provide some guidance as to the amount Merrill Lynch could lose in future periods and it works continuously to improve the methodology and measurement of its VaR. However, like all statistical measures, especially those that rely heavily on historical data, VaR needs to be interpreted with a clear understanding of its assumptions and limitations.

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch’s VaR for its trading portfolios at June 25, 2004, March 26, 2004 and December 26, 2003 as well as daily average VaR for the three months ended June 25, 2004, March 26, 2004 and full year 2003.

						Daily	Daily	Daily
	June 25,	Mar. 26,	Dec. 26,	High	Low	Average	Average	Average
(dollars in millions)	2004	2004	2003	2Q04	2Q04	2Q04	1Q04	2003

Trading value-at-risk(1)
Interest rate and credit spread	$46	$53	$68	$75	$46	$57	$63	$56
Equity	36	52	34	53	19	33	33	30
Commodity	1	—	1	1	—	1	1	1
Currency	1	—	2	9	—	2	2	2
Volatility	35	21	36	35	18	25	39	26

	119	126	141			118	138	115
Diversification benefit	(62)	(46)	(62)			(54)	(68)	(54)

Overall(2)	$57	$80	$79	$82	$49	$64	$70	$61

(1)	Based on a 95% confidence level and a one-week holding period.
(2)	Overall VaR using a 95% confidence level and a one-day holding period was $24 million at June 25, 2004, $28 million at March 26, 2004 and $30 million at year-end 2003.

Based on Merrill Lynch’s view of the prevailing market opportunities in the second quarter, it reduced certain risk taking activities, including in interest rates, which contributed to a reduction in overall Trading VaR.

If market conditions warrant, Merrill Lynch may increase its risk taking in the future in a number of growth areas, including certain lending businesses, proprietary trading activities and principal investments. These activities provide growth opportunities while also increasing the loss potential under certain market conditions. Corporate Risk Management monitors these risk levels on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.

The following table presents Merrill Lynch’s VaR for its non-trading portfolios, including Merrill Lynch’s U.S. banks, certain middle-market lending activities, Merrill Lynch’s LYONs® and TOPrSSM liabilities:

	June 25,	Mar. 26,	Dec. 26,
(dollars in millions)	2004	2004	2003

Non-trading value-at-risk(1)
Interest rate and credit spread	$100	$100	$94
Equity	54	58	56
Currency	19	18	14
Volatility	17	20	21

	190	196	185
Diversification benefit	(41)	(56)	(67)

Overall	$149	$140	$118

(1)	Based on a 95% confidence level and a one-week holding period.

Credit Risk

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with substantially all of its derivative counterparties as soon as possible. The agreements are negotiated with each counterparty and are complex in nature. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement, and as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. However, the enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $10.3 billion of collateral) of OTC trading derivatives in a gain position by maturity at June 25, 2004. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
					Cross-
Credit	Years to Maturity				Maturity
Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$1,510	$726	$389	$1,489	$(825)	$3,289
AA	2,676	833	658	2,197	(1,605)	4,759
A	2,014	894	543	1,574	(1,286)	3,739
BBB	1,010	523	372	3,082	(697)	4,290
Other	1,395	356	173	574	(289)	2,209

Total	$8,605	$3,332	$2,135	$8,916	$(4,702)	$18,286

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract either synthesizes ownership of the underlying security (e.g., long total return swaps) or can potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. Merrill Lynch may seek to mitigate these risks in certain circumstances by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
	June 25, 2004	Dec. 26, 2003

Trading assets:
Cash instruments	$12,480	$8,331
Derivatives	4,897	4,124
Trading liabilities — cash instruments	(3,499)	(2,024)
Collateral on derivative assets	(2,688)	(2,335)

Net trading asset exposure	$11,190	$8,096

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 25, 2004, the carrying value of such debt and equity securities totaled $497 million, of which 24% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $259 million at December 26, 2003, of which 18% related to market-making activities. Also included are distressed bank loans totaling $159 million and $143 million at June 25, 2004 and December 26, 2003, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
	June 25, 2004	Dec. 26, 2003

Investment securities	$332	$183
Loans, notes, and mortgages — commercial (1)(2)	10,170	8,344
Other investments(3):
Partnership interests	924	902
Other equity investments (4)	616	716

(1)	Includes accrued interest. Net of allowance for loan losses.
(2)	Includes $9.5 billion and $7.7 billion of secured loans at June 25, 2004 and December 26, 2003, respectively.
(3)	Includes a total of $384 million and $508 million in investments at June 25, 2004 and December 26, 2003, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(4)	Includes investments in 192 and 204 enterprises at June 25, 2004 and December 26, 2003, respectively.

The following table summarizes Merrill Lynch’s commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
	June 25, 2004	Dec. 26, 2003

Additional commitments to invest in partnerships (1)	$382	$426
Unutilized revolving lines of credit and other lending commitments	5,857	4,860

(1)	Includes $127 million and $150 million at June 25, 2004 and December 26, 2003, respectively, related to deferred compensation plans.

Critical Accounting Policies and Estimates

The following is a summary of Merrill Lynch’s critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2003 Annual Report.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding

•	certain trading inventory valuations
•	the outcome of litigation
•	the carrying amount of goodwill
•	the allowance for loan losses
•	the realization of deferred tax assets
•	taxes payable
•	insurance reserves and recovery of insurance deferred acquisition costs
•	cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated, and
•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark all positions consistently when only a subset of prices is directly observable. Values for non-exchange-traded derivatives are verified using observed information about the costs of hedging out the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Unrealized gains for these instruments are not recognized unless the valuation model incorporates significant observable market inputs. Merrill Lynch holds investments that may have quoted market prices but that are subject to restrictions (e.g., consent of other investors to sell) that may limit Merrill Lynch’s ability to realize the quoted market price. Accordingly, Merrill Lynch estimates the fair value of these securities based on management’s best estimate which incorporates pricing models based on projected cash flows, earnings multiples, comparisons based on similar market transactions and/or review of underlying financial conditions and other market factors.

Merrill Lynch also has investments in certain non-U.S. GAAP entities, which are accounted for under the equity method of accounting. U.S. GAAP requires that management make certain estimates in determining income recognition. In addition, management makes judgments regarding the allocation of the cost basis of certain investments to the underlying assets in determining valuation of these investments. Merrill Lynch recorded approximately $192 million of net revenues related to equity method investments for the first six months of 2004.

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

3.	less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments, long dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt, aged inventory positions, including aged commercial loans held for sale (which are reported at the lower of cost or estimated fair value) and non-performing commercial loans held for investment purposes).

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At June 25, 2004 and December 26, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

June 25, 2004
(dollars in millions)
	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$61,467	$51,000	$1,572	$114,039
Contractual agreements	4,709	24,722	3,773	33,204
Investment securities	8,695	62,131	5,959	76,785
Loans, notes, and mortgages (net)	—	52,019	1,198	53,217

Liabilities
Trading liabilities, excluding contractual agreements	$48,400	$11,422	$1,186	$61,008
Contractual agreements	6,180	29,697	4,357	40,234

December 26, 2003
(dollars in millions)
	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$49,072	$46,448	$1,593	$97,113
Contractual agreements	4,969	28,555	3,672	37,196
Investment securities	10,478	59,603	4,728	74,809
Loans, notes, and mortgages (net)	—	50,009	984	50,993

Liabilities
Trading liabilities, excluding contractual agreements	$36,290	$8,485	$1,205	$45,980
Contractual agreements	6,942	32,605	3,806	43,353

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at June 25, 2004 and December 26, 2003 include $144.2 billion and $117.2 billion, respectively, of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.

Contingencies

Litigation Provisions

Merrill Lynch is involved in a significant number of lawsuits, arbitrations and investigations, including major cases as described in Item 3 of the 2003 Form 10-K. Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In the case of arbitrations, many of the cases involve amounts under $250,000 and have not been estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Credit Provisions

During the second quarter, as part of a broad review of its lending-related businesses across the firm, Merrill Lynch refined parameters in certain credit models in its loan syndication business which resulted in a reduction in GMI’s credit reserves of $27 million. In addition, GMI’s global asset based financing business changed its credit reserve policy from a formulaic approach to a model approach, which resulted in an $11 million reduction in the credit reserves for this business. Merrill Lynch also performed a review of its small business lending portfolio in GPC in the second quarter, which resulted in a strengthening of its credit reserve policies and procedures and additional credit provisions of $60 million.

New Accounting Pronouncements

On July 19, 2004, the FASB issued a draft abstract for EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This draft abstract addresses the issue of when the dilutive effect of contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share. The EITF reached a consensus that Co-Cos should be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. This would be effective for reporting periods ending after December 15, 2004 and would require restatement of prior period earnings per share amounts. Merrill Lynch currently has Co-Cos outstanding (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and estimates that the inclusion of the Co-Cos in diluted shares outstanding for the second quarter of 2004 would have resulted in an increase in diluted shares of approximately 6%.

On June 30, 2004, the EITF reached a consensus on Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or “in-substance” common stock of a corporation. The consensus is effective for reporting periods beginning after September 15, 2004. Merrill Lynch will adopt the new guidance in the fourth quarter of 2004 and is currently assessing the impact on the Condensed Consolidated Financial Statements.

On May 19, 2004, the FASB issued a final FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law on December 8, 2003. Merrill Lynch will adopt FSP 106-2 in the third quarter of 2004 if management concludes that the benefits provided under Merrill Lynch’s plan are “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. Merrill Lynch is currently assessing actuarial equivalence and, if applicable, the potential impact on the Condensed Consolidated Financial Statements.

In March 2004, the EITF reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. Merrill Lynch is required to adopt the impairment evaluation and recognition guidance in EITF 03-1 in the third quarter ending September 24, 2004, and is currently assessing the impact on the Condensed Consolidated Financial Statements.

On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

In December of 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the “accretable yield”) should be accreted into income. In addition, the SOP prohibits the recognition of a reserve for impairment on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch will adopt SOP 03-3 as of the beginning of fiscal year 2005 and is currently assessing the potential impact on the Condensed Consolidated Financial Statements.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), which clarifies when an entity should consolidate another entity known as a VIE, and on December 24, 2003 the FASB issued a revised standard (“FIN 46R”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities (“QSPEs”), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities (“TOPrSSM”). The adoption of FIN 46R at December

26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM . As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements.. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective for the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock-based accounting under SFAS No. 123, using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The December 26, 2003 Condensed Consolidated Balance Sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123. Accordingly, the December 26, 2003 Condensed Consolidated Balance Sheet reflects a $4.0 billion increase in paid-in capital, a $2.7 billion decrease in retained earnings, and a $1.3 billion increase in deferred income taxes. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

Statistical Data

	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.
Client Assets (dollars in billions)	2003	2003	2003	2004	2004
GPC:
U.S.	$1,076	$1,093	$1,165	$1,187	$1,176
Non-U.S.	92	92	97	105	105

Total GPC Assets	1,168	1,185	1,262	1,292	1,281
MLIM direct sales	205	202	222	229	230

Total Client Assets	$1,373	$1,387	$1,484	$1,521	$1,511

Assets in Asset-Priced Accounts	$200	$206	$226	$235	$237
Assets Under Management:
Retail	$195	$194	$207	$212	$211
Institutional	239	241	253	259	235
Private Investors(1)	37	38	40	42	42
U.S.	320	327	337	349	330
Non-U.S.	151	146	163	164	158
Equity	209	202	225	229	229
Fixed-income	108	125	132	146	137
Money market	154	146	143	138	122

Underwriting (dollars in billions):
Global Equity and Equity-Linked:
Volume	$8	$8	$11	$12	$7
Market share	7.6%	7.7%	8.4%	8.6%	6.5%
Global Debt:
Volume	$88	$90	$82	$122	$75
Market share	6.6%	7.8%	7.3%	7.9%	6.3%

Full-Time Employees:
U.S.	38,200	37,800	38,200	38,400	39,400
Non-U.S.	10,000	10,000	9,900	9,800	9,900

Total	48,200	47,800	48,100	48,200	49,300

Private Client Financial Advisors	13,300	13,400	13,500	13,700	14,000

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$482,875	$487,564	$496,316	$524,997	$548,435
Total stockholders’ equity	$26,083	$27,376	$28,950	$30,187	$29,884
Book value per common share	$27.44	$28.59	$30.03	$30.75	$31.04
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	897,202	904,829	913,260	930,155	923,014
Diluted	967,446	991,947	1,009,889	1,019,651	1,012,773
Common shares outstanding	935,152	942,637	949,907	967,731	948,937

(1)	Represents segregated portfolios for individuals, small corporations and institutions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” above in this Report is incorporated herein by reference.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003 and in Part II, Item 1 “Legal Proceedings” in ML & Co.’s Form 10-Q for the quarterly period ended March 26, 2004.

IPO Allocation

         In re Initial Public Offering Securities Litigation: On June 14, 2004, plaintiffs and issuer defendants moved for approval of the proposed settlement between them. On June 17, 2004, the district court heard oral argument on the issue of class certification in the separate cases against the underwriters. The underwriters, including Merrill Lynch, oppose class certification.

Research

         State of West Virginia v. Bear Stearns, et al: On May 19, 2004, the Court denied defendants’ motion to dismiss, but agreed to certify the principal issue in the case to the West Virginia Supreme Court.

         In re Merrill Lynch Tyco Research Securities Litigation: Plaintiffs have appealed the dismissal of their action to the United States Court of Appeals for the Second Circuit.

Sale of Mutual Fund Shares

Since May 2004, four putative class actions have been filed in the United States District Court for the Southern District of New York against Merrill Lynch. These cases allege that Merrill Lynch failed to disclose incentives to mid-level managers to maximize the sale of mutual funds carrying the Merrill Lynch brand name and that these mid-level managers pressured financial advisers to maximize the sale of these funds. In addition, Merrill Lynch is a defendant in a putative class action captioned Thomas J. DeBenedictis v. Merrill Lynch & Co., et al., which was filed in the United States District Court for the District of New Jersey. This putative class action alleges that the registration statements and prospectuses for the Merrill Lynch Funds should have stated, but omitted to state, that for certain investors Class B shares are inherently inferior to Class A, C, and D shares. These cases seek an unspecified amount of damages and other relief. Merrill Lynch intends to move to dismiss these actions.

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In the case of arbitrations, many of the cases involve amounts under $250,000 and have not been estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 25, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (1)

Month #1 (Mar. 27 – Apr. 30)
Capital Management Program	7,950,000	$58.01	7,950,000	$1,037
Employee Transactions	664,186	57.71	N/A	N/A
Month #2 (May 1 – May 28)
Capital Management Program	7,303,000	54.82	7,303,000	$636
Employee Transactions	556,549	54.66	N/A	N/A
Month #3 (May 29 – June 25)
Capital Management Program	6,525,000	55.50	6,525,000	$274
Employee Transactions	273,673	56.07	N/A	N/A

Total, June 25, 2004
Capital Management Program	21,778,000	$56.19	21,778,000	$274
Employee Transactions (2)	1,494,408	56.27	N/A	N/A

(1)	At period-end. As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warrant and at prices Merrill Lynch deems appropriate. On July 13, 2004, the Board of Directors authorized the repurchase of an additional $2 billion of Merrill Lynch outstanding common shares.
(2)	Represents shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”). Purchases under the 401(k) and the RAP are executed at the market price of Merrill Lynch’s common stock at the time the transaction occurs.

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2004, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2004.

Item 6. Exhibits and Reports on Form 8-K

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

12	Statement re: computation of ratios.

15	Letter re unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K with the Commission during the second quarter of 2004, under either of the captions “Item 5. Other Events” or “Item. 12 Results of Operations and Financial Condition”:

(i)	Current Report on Form 8-K dated March 29, 2004 for the purpose of filing the form of ML & Co.’s 8% Callable STock Return Income DEbt SecuritiesSM due April 4, 2005, payable at maturity with Applied Materials, Inc. common stock.

(ii)	Current Report on Form 8-K dated March 30, 2004 for the purpose of filing the form of ML & Co.’s 97% Protected Notes Linked to Brent Crude due March 21, 2007.

(iii)	Current Report on Form 8-K dated March 30, 2004 for the purpose of filing the form of ML & Co.’s Long Short Notes Linked to the Select Sector Basket/Nasdaq-100 Long Short Index due August 1, 2005.

(iv)	Current Report on Form 8-K dated March 30, 2004 for the purpose of filing the form of ML & Co.’s Strategic Return Notes® Linked to the Industrial 15 Index due March 30, 2009.

(v)	Current Report on Form 8-K dated April 13, 2004 for the purpose of reporting that ML & Co. announced its results of operations for the three months ended March 26, 2004; and filing a Preliminary Unaudited Earnings Summary for the three months ended March 26, 2004 and supplemental quarterly data. Unaudited Consolidated Annual Earnings Statements for the full years ended the last Friday in December 1999, 2000, 2001, 2002 and 2003; Unaudited Consolidated Quarterly Earnings summaries for the quarterly periods in 2001, 2002 and 2003; Unaudited Preliminary Segment Data for the full years ended the last Friday in December 2001, 2002 and 2003; Unaudited Consolidated Balance Sheets as of the last Friday in December 1999, 2000, 2001, 2002 and 2003; and supplemental yearly and quarterly data, which was restated primarily due to the adoption of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, were also filed under this report.

(vi)	Current Report on Form 8-K dated May 4, 2004 for the purpose of reporting that in the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method permitted under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure; and also adopted FASB Interpretation No. 46R, for the Variable Interest Entities that issue Trust Originated Preferred SecuritiesSM. As a result, the excerpt of the Annual Report to Shareholders filed as Exhibit 13 to Merrill Lynch & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003 (ML & Co.’s 2003 Form 10-K); the Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only) and the Notes thereto filed as pages F-2 to F-10 of ML & Co.’s 2003 Form 10-K; and the Statement re: computation of ratios filed as Exhibit 12 to ML & Co.’s 2003 Form 10-K were restated and filed under this report.

(vii)	Current Report on Form 8-K dated May 5, 2004 for the purpose of filing the form of ML & Co.’s Accelerated Return Notes Linked to the Nikkei 225 Index due July 11, 2005.

(viii)	Current Report on Form 8-K dated May 5, 2004 for the purpose of filing ML & Co.’s International Strategic Return Notes® Linked to the Select Asia Total Return Index due May 5, 2009.

(ix)	Current Report on Form 8-K dated May 5, 2004 for the purpose of filing the form of ML & Co.’s 7% Callable Stock Return Income Debt SecuritiesSM due May 11, 2005, payable at maturity with Yahoo! Inc. common stock.

(x)	Current Report on Form 8-K dated May 5, 2004 for the purpose of filing the form of ML & Co.’s Global Currency Basket Notes due May 5, 2005.

(xi)	Current Report on Form 8-K dated May 14, 2004 for the purpose of filing the form of ML & Co.’s 97% Protected Notes Linked to the Performance of the Global Equity Basket due February 14, 2012.

(xii)	Current Report on Form 8-K dated May 21, 2004 for the purpose of filing the form of ML & Co.’s 9% Callable Stock Return Income Debt SecuritiesSM due May 22, 2006, payable at maturity with JetBlue Airways Corporation common stock.

(xiii)	Current Report on Form 8-K dated June 1, 2004 for the purpose of filing the form of ML & Co.’s Accelerated Return Notes Linked to the Global Equity Basket due August 1, 2005.

(xiv)	Current Report on Form 8-K dated June 1, 2004 for the purpose of filing the form of ML & Co.’s Multi-Currency Notes due June 1, 2005.

(xv)	Current Report on Form 8-K dated June 1, 2004 for the purpose of filing the form of ML & Co.’s Accelerated Return Notes Linked to the S&P 500 Index due January 27, 2006.

(xvi)	Current Report on Form 8-K dated June 1, 2004 for the purpose of filing the form of ML & Co.’s Currency Notes Linked to the United States Dollar/Indian Rupee Exchange Rate due June 1, 2007.

(xvii)	Current Report on Form 8-K dated June 4, 2004 for the purpose of filing the form of ML & Co.’s Strategic Return Notes® Linked to the Select Ten Index due June 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
(Registrant)

	By:	/s/ Ahmass L. Fakahany
Ahmass L. Fakahany
Executive Vice President and
Chief Financial Officer

	By:	/s/ John J. Fosina
John J. Fosina
Controller
Principal Accounting Officer

Date: August 2, 2004

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