Form 10-Q
period 2004-09-24
MERRILL LYNCH & CO INC
filed 2004-11-01
CIK 65100

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	September 24, 2004

Commission File Number	1-7182

MERRILL LYNCH & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2740599

(State of incorporation)	(I.R.S. Employer Identification No.)

4 World Financial Center New York, New York	10080

(Address of principal executive offices)	(Zip Code)

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

928,629,718 shares of Common Stock and 2,782,912 Exchangeable Shares as of the close of business on October 25, 2004. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2004

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2004

(cont.)

Available Information

         Merrill Lynch & Co.’s (“ML & Co.”) internet address is www.ml.com. ML & Co. makes available, free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find this information under “SEC Filings” through the investor relations section of our website which can be accessed directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after ML & Co. electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Additionally, Merrill Lynch’s Corporate Governance Guidelines, Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are also available on Merrill Lynch’s Investor Relations website at www.ir.ml.com. The information on Merrill Lynch’s websites is not incorporated by reference into this report. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Sept. 24,	Sept. 26,	Percent
(in millions, except per share amounts)	2004	2003	Inc. (Dec.)
Net Revenues
Asset management and portfolio service fees	$1,340	$1,184	13.2%
Commissions	1,092	1,099	(0.6)
Principal transactions	390	704	(44.6)
Investment banking	666	678	(1.8)
Other	438	311	40.8

Subtotal	3,926	3,976	(1.3)

Interest and dividend revenues	3,669	2,872	27.8
Less interest expense	2,755	1,850	48.9

Net interest profit	914	1,022	(10.6)

Total Net Revenues	4,840	4,998	(3.2)

Non-Interest Expenses
Compensation and benefits	2,273	2,448	(7.1)
Communications and technology	363	352	3.1
Occupancy and related depreciation	219	226	(3.1)
Brokerage, clearing, and exchange fees	213	188	13.3
Professional fees	163	146	11.6
Advertising and market development	127	89	42.7
Office supplies and postage	47	46	2.2
Other	231	118	95.8
Net recoveries related to September 11	–	(21)	(100.0)

Total Non-Interest Expenses	3,636	3,592	1.2

Earnings Before Income Taxes	1,204	1,406	(14.4)
Income tax expense	284	403	(29.5)

Net Earnings	$920	$1,003	(8.3)
Preferred Stock Dividends	10	10	–

Net Earnings Applicable to Common Stockholders	$910	$993	(8.4)

Earnings Per Common Share
Basic	$1.01	$1.10

Diluted	$0.93	$1.00

Dividend Paid Per Common Share	$0.16	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	903.2	904.8

Diluted	981.8	991.9

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Nine Months Ended
	Sept. 24,	Sept. 26,	Percent
(in millions, except per share amounts)	2004	2003	Inc. (Dec.)
Net Revenues
Asset management and portfolio service fees	$4,012	$3,465	15.8%
Commissions	3,619	3,185	13.6
Principal transactions	2,066	2,856	(27.7)
Investment banking	2,267	1,869	21.3
Other	1,120	810	38.3

Subtotal	13,084	12,185	7.4

Interest and dividend revenues	9,858	8,876	11.1
Less interest expense	6,731	6,011	12.0

Net interest profit	3,127	2,865	9.1

Total Net Revenues	16,211	15,050	7.7

Non-Interest Expenses
Compensation and benefits	7,907	7,758	1.9
Communications and technology	1,061	1,112	(4.6)
Occupancy and related depreciation	638	663	(3.8)
Brokerage, clearing, and exchange fees	631	527	19.7
Professional fees	503	430	17.0
Advertising and market development	381	323	18.0
Office supplies and postage	147	154	(4.5)
Other	648	502	29.1
Net recoveries related to September 11	–	(82)	(100.0)

Total Non-Interest Expenses	11,916	11,387	4.6

Earnings Before Income Taxes	4,295	3,663	17.3
Income tax expense	1,045	1,040	0.5

Net Earnings	$3,250	$2,623	23.9

Preferred Stock Dividends	29	29	–

Net Earnings Applicable to Common Stockholders	$3,221	$2,594	24.2

Earnings Per Common Share
Basic	$3.51	$2.89

Diluted	$3.21	$2.68

Dividend Paid Per Common Share	$0.48	$0.48

Average Shares Used in Computing Earnings Per Common Share
Basic	918.8	896.5

Diluted	1,004.7	967.1

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 24,	Dec. 26,
(dollars in millions)	2004	2003
ASSETS
Cash and cash equivalents	$11,405	$10,150
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	18,232	15,171
Securities financing transactions
Receivables under resale agreements	125,714	71,756
Receivables under securities borrowed transactions	57,834	45,472

	183,548	117,228

Trading assets, at fair value (includes securities pledged as collateral of $33,828 in 2004 and $26,233 in 2003)
Contractual agreements	36,293	37,196
Corporate debt and preferred stock	30,721	22,459
Non-U.S. governments and agencies	27,434	15,991
Mortgages, mortgage-backed, and asset-backed	26,161	20,508
Equities and convertible debentures	24,751	23,170
U.S. Government and agencies	11,981	10,408
Municipals and money markets	5,229	4,577

	162,570	134,309

Investment securities (includes securities pledged as collateral of $3,564 in 2004 and $8,724 in 2003)	73,209	74,809
Securities received as collateral	8,292	9,156
Other receivables
Customers (net of allowance for doubtful accounts of $46 in 2004 and $60 in 2003)	38,418	36,955
Brokers and dealers	12,429	7,346
Interest and other	13,867	11,144

	64,714	55,445

Loans, notes, and mortgages (net of allowances of $314 in 2004 and $318 in 2003)	55,220	50,993
Separate accounts assets	17,180	17,034
Equipment and facilities (net of accumulated depreciation and amortization of $5,138 in 2004 and $5,054 in 2003)	2,478	2,612
Goodwill	4,957	4,814
Other assets	4,876	4,595

Total Assets	$606,681	$496,316

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 24,	Dec. 26,
(dollars in millions, except per share amounts)	2004	2003
LIABILITIES
Securities financing transactions
Payables under repurchase agreements	$152,739	$96,138
Payables under securities loaned transactions	21,045	11,081

	173,784	107,219

Commercial paper and other short-term borrowings	6,000	5,000
Deposits	77,269	79,457
Trading liabilities, at fair value
Contractual agreements	42,028	43,353
Non-U.S. governments and agencies	22,571	12,066
Equities and convertible debentures	14,662	10,793
U.S. Government and agencies	11,865	15,323
Corporate debt, municipals and preferred stock	9,623	7,798

	100,749	89,333

Obligation to return securities received as collateral	8,292	9,156
Other payables
Customers	34,291	28,859
Brokers and dealers	23,748	19,109
Interest and other	26,360	22,344

	84,399	70,312

Liabilities of insurance subsidiaries	3,213	3,353
Separate accounts liabilities	17,180	17,034
Long-term borrowings	102,582	83,299
Long-term debt issued to TOPrSSM partnerships	3,092	3,203

Total Liabilities	576,560	467,366

STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity (42,500 shares issued and outstanding, liquidation preference $10,000 per share)	425	425

Common Stockholders’ Equity
Shares exchangeable into common stock	41	43
Common stock (par value $1.33 ⅓ per share; authorized: 3,000,000,000 shares; issued: 2004 - 1,093,759,473 shares; 2003 - 1,063,205,274 shares)	1,458	1,417
Paid-in capital	12,097	10,676
Accumulated other comprehensive loss (net of tax)	(571)	(551)
Retained earnings	21,525	18,758

	34,550	30,343
Less: Treasury stock, at cost (2004 - 164,660,399 shares; 2003 - 117,294,392 shares)	3,879	1,195
Unamortized employee stock grants	975	623

Total Common Stockholders’ Equity	29,696	28,525

Total Stockholders’ Equity	30,121	28,950

Total Liabilities and Stockholders’ Equity	$606,681	$496,316

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Nine Months Ended
	Sept. 24,	Sept. 26,
(dollars in millions)	2004	2003(a)
Cash flows from operating activities:
Net earnings	$3,250	$2,623
Noncash items included in earnings:
Depreciation and amortization	376	430
Policyholder reserves	109	120
Stock compensation plan expense	394	640
Deferred taxes	152	65
Undistributed (earnings) loss from equity investments	(346)	(82)
Other	(254)	(40)
Changes in operating assets and liabilities:
Trading assets	(28,155)	(20,089)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,819)	1,004
Receivables under resale agreements	(53,946)	(3,829)
Receivables under securities borrowed transactions	(12,362)	(13)
Customer receivables	(1,449)	(6,577)
Brokers and dealers receivables	(5,083)	5,031
Trading liabilities	6,019	12,015
Payables under repurchase agreements	56,601	10,561
Payables under securities loaned transactions	9,964	(249)
Customer payables	5,432	5,956
Brokers and dealers payables	4,639	(32)
Other, net	1,524	3,882

Cash provided by (used for) operating activities	(15,954)	11,416

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	17,617	22,498
Sales of available-for-sale securities	21,620	49,960
Purchases of available-for-sale securities	(37,345)	(65,568)
Maturities of held-to-maturity securities	156	998
Purchases of held-to-maturity securities	(163)	(1,288)
Loans, notes, and mortgages	(4,223)	(6,063)
Other investments and other assets	(94)	(3,303)
Equipment and facilities	(242)	44

Cash used for investing activities	(2,674)	(2,722)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	1,000	(2,338)
Deposits	(2,188)	(2,530)
Issuance and resale of long-term borrowings	35,594	22,037
Settlement and repurchases of long-term borrowings	(17,397)	(20,908)
Derivative financing transactions	5,397	341
Issuance of common stock	461	450
Treasury stock repurchases	(2,619)	—
Other common stock transactions	118	48
Dividends	(483)	(473)

Cash provided by (used for) financing activities	19,883	(3,373)

Increase in cash and cash equivalents	1,255	5,321
Cash and cash equivalents, beginning of period	10,150	10,211

Cash and cash equivalents, end of period	$11,405	$15,532

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$562	$59
Interest	6,557	5,726

(a)	Prior period amounts have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as discussed in Note 2.
See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 24, 2004

Note 1. Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the restated excerpt of the Annual Report to Shareholders filed as Exhibit 13 to Merrill Lynch & Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003, which was included as an exhibit to a Form 8-K dated May 4, 2004 (“2003 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) Revised Interpretation No. (“FIN”) 46R. Intercompany balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three- and nine- month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

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

New Accounting Pronouncements

On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The guidance in this Issue requires that contingently convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. The effective date of this consensus is expected to be for reporting periods ending after December 15, 2004. Retroactive restatement of earnings per share amounts is required for contingent convertible debt issuances that are outstanding at the effective date. Merrill Lynch currently has two contingently convertible debt issuance outstanding (see Note 8 to the Condensed Consolidated Financial Statements for additional information on LYONs®) and estimates that the inclusion of these instruments in the earnings per share computation for the third quarter of 2004 would have resulted in an increase in diluted shares of approximately 6% and a reduction in diluted earnings per share of 3%.

On December 15, 2003, the FASB issued an Exposure Draft, Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The proposed Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of computing diluted earnings per share. The FASB subsequently decided that retroactive restatement of earnings per share is not required for those contracts that are appropriately modified prior to the effective date of the Amendment. This Amendment is expected to be finalized in the fourth quarter of 2004 and effective for reporting periods ending after December 15, 2004. Currently, Merrill Lynch has two debt issuances outstanding for which Merrill Lynch has the right to elect cash or share settlement in the event that holders of LYONs® require Merrill Lynch to repurchase the securities. (see Note 8 to the Condensed Consolidated Financial Statements for additional information on LYONs®). On November 1, 2004, Merrill Lynch entered into supplemental indentures pursuant to which it surrendered the right to elect to pay such amounts in common stock and instead will be obligated to pay such amounts when and if required in cash. As a result, the proposed Amendment, if finalized based on the decisions of the Board reached to date, would have no impact on Merrill Lynch’s diluted earnings per share.

On June 30, 2004, the EITF reached a consensus on Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or “in-substance” common stock of a corporation. The guidance prohibits the application of the equity method in instances where an investment is neither common stock nor “in-substance” common stock. Merrill Lynch will adopt the new guidance in the fourth quarter of 2004 on a prospective basis, and as a result, will adopt the cost method of accounting for certain investments to which the equity method of accounting had previously been applied. Under the equity method of accounting, Merrill Lynch recognized cumulative $320 million in Other Revenues related to one of these investments over the period from the third quarter of 2003 to the third quarter of 2004. Under the cost method of accounting, Merrill Lynch will record income when dividends are declared by the investee.

On May 19, 2004, the FASB issued a final FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law on December 8, 2003. The Act allows for a tax-free government subsidy to employers providing “actuarially equivalent” prescription drug benefits to its Medicare eligible retirees. Management concluded that the benefits provided under Merrill Lynch’s plan are “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. Effective for the third quarter of 2004, Merrill Lynch adopted FSP 106-2 using the prospective application method. As a result, Merrill Lynch’s accumulated postretirement benefit obligation has been reduced by approximately $43 million and the net periodic postretirement benefit cost for the third quarter of 2004 has decreased by $1.3 million.

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FSP EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. Merrill Lynch expects that the issues will be resolved in the fourth quarter and will adopt the guidance at the time it is issued. Merrill Lynch previously implemented the disclosure requirements of EITF 03-1 in its December 26, 2003 Consolidated Financial Statements. See Note 6 to the 2003 Annual Report for additional information.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

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

On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP was effective for financial statements for Merrill Lynch beginning in 2004. The SOP required the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch previously employed. The adoption of SOP 03-1 resulted in an additional $45 million of pre-tax expense in the first quarter of 2004.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), which clarifies when an entity should consolidate entities that are considered VIEs, and on December 24, 2003 the FASB issued a revised standard (“FIN 46R”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of Special Purpose Entities (“SPEs”). FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities (“QSPEs”), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities (“TOPrSSM”). The adoption of FIN 46R at December 26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM. As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

Note 2. Change in Accounting for Stock-Based Compensation

On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective for the first quarter of 2004, Merrill Lynch adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The December 26, 2003 Condensed Consolidated

Balance Sheet and the Condensed Consolidated Statements of Earnings for the three and nine months ended September 26, 2003 have been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123. Accordingly, the December 26, 2003 Condensed Consolidated Balance Sheet reflects a $4.0 billion increase in paid-in capital, a $2.7 billion decrease in retained earnings, and a $1.3 billion increase in deferred income tax assets. See Note 15 to the 2003 Annual Report for additional information related to stock-based compensation.

Note 3. Other Significant Events

Restructuring and Other Charges

During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, Merrill Lynch incurred a 2001 fourth quarter pre-tax charge to earnings of $2.2 billion, which included restructuring costs of $1.8 billion and other charges of $396 million. Utilization of the restructuring reserve at September 24, 2004 is as follows:

(dollars in millions)
	Balance			Balance
	Dec. 26,	Utilized in		Sept. 24,
	2003	2004		2004

Category:
Severance costs	$5	$(3)		$2
Facilities costs	206	(34)		172
Other costs	20	(18	)(1)	2

	$231	$(55)		$176

(1)	The 2004 utilization includes changes in estimate, which are attributable to differences in actual costs from initial estimates in implementing the original restructuring plan. As a result of changes in estimates, net reserves of $13 million were reversed in 2004 and are included in Other Expenses.

Note 4. Segment Information

In reporting to management, Merrill Lynch’s operating results are categorized into three business segments: the Global Markets and Investment Banking Group (“GMI”), Global Private Client (“GPC”) and Merrill Lynch Investment Managers (“MLIM”). Prior period amounts have been restated to reflect the retroactive restatement for accounting for stock-based compensation under SFAS No. 123, and to conform to the current period presentation. For information on each segment’s business activities, see the 2003 Annual Report.

Results by business segment are as follows:

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended September 24, 2004
Non-interest revenues	$1,548	$2,010	$368	$–	(1)	$3,926
Net interest profit(2)	702	303	5	(96	)(3)	914

Net revenues	2,250	2,313	373	(96)		4,840
Non-interest expenses	1,479	1,904	263	(10	)(1)	3,636

Pre-tax earnings (loss)	$771	$409	$110	$(86)		$1,204

Quarter-end total assets	$523,539	$69,028	$8,609	$5,505		$606,681

Three Months Ended September 26, 2003
Non-interest revenues	$1,681	$1,962	$332	$1	(1)	$3,976
Net interest profit(2)	794	352	6	(130	)(3)	1,022

Net revenues	2,475	2,314	338	(129)		4,998
Non-interest expenses	1,489	1,859	269	(25	)(1)	3,592

Pre-tax earnings (loss)	$986	$455	$69	$(104)		$1,406

Quarter-end total assets	$412,903	$64,026	$5,475	$5,160		$487,564

Nine Months Ended September 24, 2004
Non-interest revenues	$5,664	$6,284	$1,140	$(4	)(1)	$13,084
Net interest profit(2)	2,482	941	15	(311	)(3)	3,127

Net revenues	8,146	7,225	1,155	(315)		16,211
Non-interest expenses	5,270	5,858	824	(36	)(1)	11,916

Pre-tax earnings (loss)	$2,876	$1,367	$331	$(279)		$4,295

Nine Months Ended September 26, 2003
Non-interest revenues	$5,671	$5,550	$966	$(2	)(1)	$12,185
Net interest profit(2)	2,130	1,009	18	(292	)(3)	2,865

Net revenues	7,801	6,559	984	(294)		15,050
Non-interest expenses	4,994	5,534	819	40	(1)	11,387

Pre-tax earnings (loss)	$2,807	$1,025	$165	$(334)		$3,663

(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of TOPrSSM. See Note 6 for additional information on the impact of TOPrSSM.

Note 5. Investment Securities

Investment securities at September 24, 2004 and December 26, 2003 are presented below:

	Sept. 24,	Dec. 26,
(dollars in millions)	2004	2003

Investment securities
Available-for-sale(1)	$64,021	$66,121
Trading	5,200	4,798
Held-to-maturity	682	636
Non-qualifying(2)
Investments in and advances to cost and equity method investees	7,473	7,191
Investments of Insurance Subsidiaries(3)	1,397	1,442
Deferred compensation hedges(4)	709	636
Investments in TOPrSSM partnerships	548	564

Total	$80,030	$81,388

(1)	At September 24, 2004 and December 26, 2003, includes $6.8 billion and $6.6 billion, respectively, of investment securities reported in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments economically hedging deferred compensation liabilities.

Note 6. Securitization Transactions and Transactions with Special Purpose Entities (SPEs)

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; structuring SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $48.6 billion and $48.5 billion for the nine months ended September 24, 2004 and September 26, 2003, respectively. For the nine months ended September 24, 2004, and September 26, 2003, Merrill Lynch received $49.2 billion and $49.1 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains of $341 million and $190 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings. The increase in the net gains in 2004 reflects a higher proportion of more profitable securitization transactions. Merrill Lynch generally records assets prior to securitization at fair value.

For the first nine months of 2004 and 2003, cash inflows from securitizations related to the following asset types:

(dollars in millions)
	Nine Months Ended
	Sept. 24,	Sept. 26,
	2004	2003

Asset category
Residential mortgage loans	$35,456	$35,105
Municipal bonds	7,582	8,409
Corporate and government bonds	1,003	1,330
Commercial loans and other	5,172	4,304

	$49,213	$49,148

Retained interests in securitized assets were approximately $2.0 billion and $2.7 billion at September 24, 2004 and December 26, 2003, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has purchased and expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 24, 2004 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions and parameters are also shown.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other

Retained interest amount	$1,119	$670	$227
Weighted average life (in years)	4.0	3.1	3.0
Range	0.0 – 17.9	0.1 – 6.5	0.8 – 9.8
Weighted average credit losses (rate per annum)	0.9%	0%	1.1%
Range	0.0 – 8.0%	0%	0.0 – 8.0%
Impact on fair value of 10% adverse change	$(8)	$–	$–
Impact on fair value of 20% adverse change	$(16)	$–	$–
Weighted average discount rate	6.6%	2.8%	15.0%
Range	2.2 – 50.0%	1.6 – 12.0%	2.4 – 25.0%
Impact on fair value of 10% adverse change	$(24)	$(69)	$(7)
Impact on fair value of 20% adverse change	$(43)	$(131)	$(13)
Weighted average prepayment speed (CPR)	22.3%	15.7%	1.3%
Range	0.0 – 55.0%	5.0 – 24.0%	0.0 – 15.0%
Impact on fair value of 10% adverse change	$(16)	$(1)	$(1)
Impact on fair value of 20% adverse change	$(31)	$(1)	$(1)

N/A = Not Applicable
CPR = Constant Prepayment Rate
(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2004 that were still held by Merrill Lynch as of September 24, 2004 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Weighted average life (in years)	3.6	N/A	N/A
Credit losses (rate per annum)	0.3%	0.0%	0.0%
Weighted average discount rate	4.9%	3.9%	3.0%
Prepayment speed assumption (CPR)	13.7%	N/A	N/A

N/A = Not Applicable
CPR = Constant Prepayment Rate

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

The maximum commitment under these liquidity and default guarantees totaled $19.8 billion and $17.0 billion at September 24, 2004 and December 26, 2003, respectively. The fair value of the commitments approximated $152 million and $126 million at September 24, 2004 and December 26, 2003, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $3.1 billion and $2.8 billion at September 24, 2004 and December 26, 2003, respectively, represent agreements where the guarantee is provided to the SPE by a third party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 11 to the Condensed Consolidated Financial Statements and in Note 13 in the 2003 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of September 24, 2004 and December 26, 2003, and net credit losses for the year-to-date periods then ended.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other

September 24, 2004
Principal Amount Outstanding	$30,738	$13,883	$8,794
Delinquencies	31	–	–
Net Credit Losses	2	–	9

December 26, 2003
Principal Amount Outstanding	$43,777	$14,890	$4,527
Delinquencies	54	–	–
Net Credit Losses	3	–	8

Variable Interest Entities

In January 2003, the FASB issued FIN 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

During the first quarter of 2004, in accordance with FIN 46R, Merrill Lynch deconsolidated the partnerships and trusts that issue TOPrSSM since Merrill Lynch does not bear the majority of the risks and rewards of those entities. As a result, the dividends, of approximately $48 million per quarter, related to the TOPrSSM have been reclassified from dividends on preferred securities issued by subsidiaries to net revenues (primarily interest expense), and the debt, of approximately $3.2 billion, and partnership interests, of $564 million, related to the entities have been included in the Condensed Consolidated Balance Sheets as Long-term debt issued to TOPrSSM partnerships and Investment securities, respectively. Merrill Lynch has reflected the deconsolidation of TOPrSSM by retroactively restating prior period financial statements in order to provide comparability from period to period.

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE; or is a significant variable interest holder in the VIE. These VIEs are as follows:

•	Merrill Lynch is the primary beneficiary of VIEs that own convertible bonds purchased from Merrill Lynch, in which Merrill Lynch maintains a call option to repurchase the convertible bonds from the VIE. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option. Assets held by these VIEs are reported in Equities and convertible debentures or Receivables under resale agreements, depending on the nature of the transaction, in the Condensed Consolidated Balance Sheet. Holders of the beneficial interests in these VIEs have no recourse to the general credit of Merrill Lynch; their investment is paid exclusively from the convertible bonds held by the VIE.

•	Merrill Lynch is the primary beneficiary of “maturity shortening transactions,” in which the VIE serves to shorten the maturity of a fixed income security, and, at the maturity date of the VIE, Merrill Lynch has the obligation to repurchase some or all of the securities held by the VIE. Assets held by these VIEs are reported in Trading assets (Corporate debt and preferred stock). The beneficial interest holders in these VIEs have recourse to Merrill Lynch to the extent that the underlying assets that Merrill Lynch is required to repurchase have declined in value from the initial transaction date.

•	Merrill Lynch is the sponsor and/or guarantor of certain mutual funds, closed-end funds and similar investment entities that provide a guaranteed return to the investors at the maturity of the fund. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the funds. Although the investors typically hold voting equity in the entity, these entities are deemed to be VIEs because their losses are limited. Investors in these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances Merrill Lynch is the primary beneficiary and must consolidate the fund. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are considered to be a significant variable interest and further discussed in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made loans to, and/or investments in, VIEs that hold loan receivable assets and real estate, and as a result of these loans and investments, Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder. These VIEs are primarily designed to provide temporary on or off-balance sheet financing to clients and/or to invest in real estate. Assets held by VIEs where Merrill Lynch has provided financing and is the primary beneficiary are recorded in Other assets and/or Loans, notes, and mortgages in the Condensed Consolidated Balance Sheet. Assets held by VIEs where Merrill Lynch has invested in real estate partnerships are classified as Investment securities where Merrill Lynch holds a significant variable interest, and in Other assets where Merrill Lynch is the primary beneficiary. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE.

•	Merrill Lynch has a significant variable interest in municipal bond securitization QSPEs to which it provides liquidity and default facilities. Additional information on these programs is provided in the retained interest securitization disclosures above and in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors, and in certain instances, to Merrill Lynch. Merrill Lynch is a significant variable interest holder in these VIEs.

•	Merrill Lynch has a significant variable interest in a residential mortgage securitization entered into by one of its banking subsidiaries. Specifically, Merrill Lynch retains a 97% interest in the VIE. In accordance with the previous accounting guidance of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, this entity qualifies as a QSPE, and therefore Merrill Lynch does not consolidate the VIE. The 97% interest is reported in Investment securities on Merrill Lynch’s Condensed Consolidated Balance Sheets.

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch is a derivative counterparty to a VIE that serves to synthetically expose investors to a specific credit risk. Based on the provisions of FIN 46R, Merrill Lynch does not have a significant variable interest since the derivative it has purchased does not absorb variability of the VIE. However, because these structures represent a significant Merrill Lynch sponsored program, information related to these structures has been included in the following table.

The following tables summarize Merrill Lynch’s involvement with the VIEs listed above as of September 24, 2004 and December 26, 2003, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

(dollars in millions)
	September 24, 2004
			Significant Variable
	Primary Beneficiary		Interest Holder
	Asset	Recourse to	Asset	Maximum
Description	Size	Merrill Lynch(4)	Size	Exposure

Convertible Bond Stripping	$1,255	None	$–	$–
Maturity Shortening	153	$–	–	–
Guaranteed Funds	1,118	1,118	–	–
Loan and Real Estate VIEs	711	None	1,182	1,023
Municipal Bond Securitizations(1)	–	–	19,752	19,752
Tax Planning VIEs(2)	–	–	2,295	107
Mortgage Securitization	–	–	298	289
Synthetic Credit Risk VIEs(3)	–	–	6,524	462

(dollars in millions)
	December 26, 2003
			Significant Variable
	Primary Beneficiary		Interest Holder
	Asset	Recourse to	Asset	Maximum
Description	Size	Merrill Lynch(4)	Size	Exposure

Convertible Bond Stripping	$1,864	None	$–	$–
Maturity Shortening	379	$1	–	–
Guaranteed Funds	863	863	–	–
Loan and Real Estate VIEs	775	None	636	567
Municipal Bond Securitizations(1)	–	–	16,927	16,927
Tax Planning VIEs(2)	–	–	2,811	114
Mortgage Securitization	–	–	345	334
Synthetic Credit Risk VIEs(3)	–	–	6,402	474

(1)	The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch’s potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overestimates Merrill Lynch’s probability weighted exposure to these VIEs because it does not reflect the economic hedges that are designed to be effective in principally offsetting Merrill Lynch’s exposure to loss.
(2)	The maximum exposure for Tax Planning VIEs reflects the fair value of derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(3)	The maximum exposure for Synthetic Credit Risk VIEs is the asset carrying value of the derivatives entered into with the VIEs as of September 24, 2004 and December 26, 2003, respectively.
(4)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 7. Loans, Notes, and Mortgages and Related Commitments to Extend Credit

Loans, Notes, and Mortgages and related commitments to extend credit at September 24, 2004 and December 26, 2003, are presented below:

(dollars in millions)
	Loans		Commitments
	Sept. 24,	Dec. 26,	Sept. 24,	Dec. 26,
	2004	2003	2004(1)	2003

Consumer and small- and middle-market business:
Mortgages	$15,884	$16,688	$4,985	$4,842
Small- and middle-market business	5,749	6,737	3,476	3,411
Other	5,086	4,045	815	603
Commercial:
Secured	26,155	21,048	12,946	12,425
Unsecured investment grade	1,499	1,806	18,032	15,028
Unsecured non-investment grade	847	669	1,931	562

Total	$55,220	$50,993	$42,185	$36,871

(1)	See Note 11 for the maturity profile of these commitments.

The loan amounts are net of an allowance for loan losses of $314 million and $318 million as of September 24, 2004 and December 26, 2003, respectively.

Consumer and small- and middle-market business loans, substantially all of which are secured by real and/or personal property, consisted of approximately 213,500 individual loans at September 24, 2004 and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at September 24, 2004 consisted of approximately 7,200 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch’s securities and financing businesses. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB or equivalent ratings by recognized credit rating agencies. Merrill Lynch enters into credit default swaps to mitigate credit exposure primarily related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $5.5 billion and $4.9 billion at September 24, 2004 and December 26, 2003, respectively.

The above amounts include $7.5 billion and $7.6 billion of loans held-for-sale at September 24, 2004 and December 26, 2003, respectively. Loans held-for-sale are loans which management expects to sell prior to maturity. At September 24, 2004, such loans consisted of $4.5 billion of consumer loans, primarily residential mortgages, and $3.0 billion of commercial loans, approximately 48% of which are to investment grade counterparties. At December 26, 2003, such loans consisted of $5.2 billion of consumer loans, primarily residential mortgages, and $2.4 billion of commercial loans, approximately 59% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes, and mortgages, see Note 1 in the 2003 Annual Report.

Note 8. Commercial Paper, Short- and Long-Term Borrowings, and Bank Deposits

ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at September 24, 2004 and December 26, 2003, which is comprised of Commercial paper and other short-term borrowings, Long-term borrowings and Long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)
	Sept. 24,	Dec. 26,
	2004	2003

Senior debt issued by ML & Co.	$100,823	$82,814
Senior debt issued by subsidiaries, guaranteed by ML & Co.	6,453	5,989
Other subsidiary financing — not guaranteed by ML & Co.	1,230	1,455
Other subsidiary financing — non-recourse	3,168	1,244

Total	$111,674	$91,502

These borrowing activities may create exposure to market risk, most notably interest rate, equity, and currency risk. Refer to Note 1 in the 2003 Annual Report, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing — non-recourse is primarily attributable to entities qualifying as VIEs, in accordance with FIN 46R. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements, Variable Interest Entities section.

Borrowings and Bank deposits at September 24, 2004 and December 26, 2003 are presented below:

(dollars in millions)
	Sept. 24,	Dec. 26,
	2004	2003

Commercial paper and other short-term borrowings
Commercial paper	$5,121	$4,568
Other	879	432

Total	$6,000	$5,000

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$43,968	$40,413
Variable-rate obligations(3)(4)	57,040	41,297
Zero-coupon contingent convertible debt (LYONs®)	4,666	4,792

Total	$105,674	$86,502

Bank deposits
U.S.	$63,469	$65,409
Non-U.S.	13,800	14,048

Total	$77,269	$79,457

(1)	Includes Long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, at September 24, 2004, mature as follows:

(dollars in millions)

9/25/04 – 9/24/05	$17,565	17%
9/25/05 – 9/24/06	14,655	14
9/25/06 – 9/24/07	12,906	12
9/25/07 – 9/24/08	8,683	8
9/25/08 – 9/24/09	19,490	18
9/25/09 and thereafter	32,375	31

Total	$105,674	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder at specified dates prior to maturity. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date. A limited number of notes whose coupon or repayment terms are linked to the performance of individual equity securities, or baskets of securities, or equity or other indices, may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Merrill Lynch typically hedges these notes with positions in derivatives and/or in the underlying securities. Merrill Lynch also makes markets buying and selling its debt instruments, including such notes.

Senior debt issued by ML & Co. and senior debt issued by subsidiaries guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or ML & Co. stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

The effective weighted-average interest rates for borrowings, at September 24, 2004 and December 26, 2003 were:

	Sept. 24,	Dec. 26,
	2004	2003

Commercial paper and other short-term borrowings	2.17%	2.10%
Long-term borrowings, contractual rate	2.90	2.99
Long-term borrowings, including the impact of hedges	1.89	1.38
Long-term debt issued to TOPrSSM partnerships	7.31	7.15

Merrill Lynch issues debt and certificates of deposit whose coupons or repayment terms are linked to the performance of individual equity securities, or baskets of securities, or equity or other indices (e.g., S&P 500). These instruments are assessed to determine if there is an embedded derivative that requires separate reporting and accounting. Beginning in 2004, in accordance with SEC guidance, Merrill Lynch amortizes any upfront profit associated with the embedded derivative into income as a yield adjustment over the life of the related debt instrument or certificate of deposit.

On June 30, 2004, Merrill Lynch redeemed its Yen TOPrSSM debentures, which were due on June 30, 2019, pursuant to the optional redemption provisions stated in the terms and conditions of the debentures. Such redemption resulted in a cash payment of $107.1 million. No gain or loss was recognized on the transaction.

Long-term borrowings/LYONs®

In March 2002, Merrill Lynch issued $2.3 billion of aggregate original principal amount of floating rate zero-coupon contingently convertible debt (Liquid Yield OptionTM notes or LYONs®) at an issue price of $1,000 per note. At maturity, the LYONs® holder will receive the original principal amount of $1,000 increased daily by a variable rate. The LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch with a maturity date of 30 years. Merrill Lynch will pay no interest prior to maturity unless, during any six-month period beginning June 1, 2007, the average market price of a LYONs® for a certain period exceeds 120% of the accreted value of the LYONs®. Holders of LYONs® may convert each security into 13.8213 shares (i.e., the “conversion rate”) of Merrill Lynch common stock based on the conditions described below.

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

Both Merrill Lynch LYONs® issuances may be converted based on any of the following conditions:

•	If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the floating rate LYONs® at September 30, 2004 was $86.82. (That is, on and after October 1, 2004, a holder could have converted a floating rate LYONs® into 13.8213 shares of Merrill Lynch stock if the Merrill Lynch stock price had been greater than $86.82 for at least 20 of the last 30 consecutive trading days ending September 30, 2004). The conversion trigger price for the fixed rate LYONs® at September 30, 2004 was $115.43. The conversion trigger price will change each calendar quarter based on the accreted value of the LYONs® at that date;

•	During any period in which the credit rating of LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc;

•	If the LYONs® are called for redemption;

•	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or

•	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.

The conversion rate for both of Merrill Lynch’s LYONs® will be adjusted for:

•	Dividends or distributions payable in Merrill Lynch common stock.

•	Distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch stock at that time.

•	Distribution of Merrill Lynch assets to holders of Merrill Lynch common stock (excluding cash dividends that are not extraordinary dividends), or

•	Certain corporate events, such as consolidation, merger or transfer of all, or substantially all, of Merrill Lynch’s assets.

As of September 24, 2004 (fiscal quarter end) and September 30, 2004 (last conversion calculation date prior to issuance of this report), none of the conversion triggers above had been met and, as a result, the related shares have not been included in the diluted EPS calculation.

Holders of LYONs® may required Merrill Lynch to repurchase their convertible instruments at accreted value on various dates prior to maturity. The initial put date for holders of floating rate LYONs® is March 13, 2005. The initial put date for fixed rate LYONs® was May 23, 2004. Merrill Lynch elected to pay the purchase price for the $166.3 million fixed rate LYONs® that were put back to Merrill Lynch on May 24, 2004 with cash. No gain or loss was recognized on the transaction. Holders of the LYONs® have the right to require Merrill Lynch to purchase the securities on certain specified dates. Pursuant to the indentures, Merrill Lynch had the right to elect to pay the purchase price payable upon exercise of such put rights in cash or common stock, or a combination thereof. Merrill Lynch entered into supplemental indentures on November 1, 2004 pursuant to which it surrendered the right to elect to pay such amounts in common stock and instead will be obligated to pay such amounts when and if required only in cash. The supplemental indentures do not affect Merrill Lynch’s obligation to deliver common stock upon conversion of the LYONs® should they become convertible.

In October 2004, Merrill Lynch repurchased outstanding LYONs® with a face value of $1.0 billion.

For further information regarding Merrill Lynch LYONs® issuances, refer to Note 1, New Accounting Pronouncements, and Note 10 to the 2003 Annual Report.

Note 9. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003

Net Earnings	$920	$1,003	$3,250	$2,623

Other comprehensive income (loss), net of tax:
Currency translation adjustment	20	16	(14)	20
Net unrealized gain (loss) on investment securities available-for-sale	150	(35)	16	32
Deferred gain (loss) on cash flow hedges	8	13	(23)	7

Total other comprehensive income (loss), net of tax	178	(6)	(21)	59

Comprehensive income	$1,098	$997	$3,229	$2,682

Note 10. Earnings Per Share

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003

Net Earnings	$920	$1,003	$3,250	$2,623
Preferred stock dividends	10	10	29	29

Net earnings applicable to common stockholders	$910	$993	$3,221	$2,594

(shares in thousands)
Weighted-average basic shares outstanding	903,216	904,829	918,795	896,528

Effect of dilutive instruments(1)(2):
Employee stock options	33,333	38,394	41,552	29,147
Financial Advisor Capital Accumulation Award Plan shares	23,353	24,158	23,309	22,167
Restricted shares and units	21,891	24,526	21,083	19,175
Employee Stock Purchase Plan shares	–	40	–	72

Dilutive potential common shares	78,577	87,118	85,944	70,561

Total weighted-average diluted shares	981,793	991,947	1,004,739	967,089

Basic earnings per common share	$1.01	$1.10	$3.51	$2.89
Diluted earnings per common share	$0.93	$1.00	$3.21	$2.68

(1)	During the 2004 and 2003 third quarter there were 85 million and 78 million instruments, respectively, that were considered antidilutive and thus were not included in the above calculations. Additionally, shares related to Merrill Lynch’s LYONs® issuances are not included in the computation of diluted earnings per share because the threshold trigger price for conversion has not been reached. See Note 8 to these Condensed Consolidated Financial Statements.
(2)	See Note 15 to the 2003 Annual Report for a description of these instruments.

Note 11. Commitments, Contingencies and Guarantees

Litigation

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising from its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 has resulted in increased legal actions against many firms, including Merrill Lynch, and has resulted in higher professional fees and litigation expenses than those incurred in the past.

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to and, where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Commitments

At September 24, 2004, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than		3+ –	Over
	Total	1 Year	1 – 3 Years	5 Years	5 Years

Commitments to extend credit(1)	$42,185	$18,488	$8,168	$8,754	$6,775
Purchasing and other commitments	4,583	3,440	724	275	144
Operating leases	3,694	542	1,019	829	1,304
Resale agreements	13,081	13,081	–	–	–

Total	$63,543	$35,551	$9,911	$9,858	$8,223

(1)	See Note 7 to these Condensed Consolidated Financial Statements and Note 13 in the 2003 Annual Report for additional details.

Other Commitments

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $551 million and $507 million at September 24, 2004 and December 26, 2003, respectively.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity investing activities, of $367 million and $426 million at September 24, 2004 and December 26, 2003, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, and systems consulting services. At September 24, 2004 and December 26, 2003 minimum fee commitments over the remaining life of these agreements aggregated $506 million and $503 million, respectively. Merrill Lynch had entered into other purchasing commitments totaling $3.7 billion and $7.4 billion at September 24, 2004 and December 26, 2003, respectively.

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

The leases with the limited partnership mature in 2005 and 2006, and each lease has a renewal term to 2008. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the adjusted acquisition price, as defined. The maximum exposure to Merrill Lynch as a result of this residual value guarantee was approximately $325 million as of September 24, 2004. As of September 24, 2004, the carrying value of the liability on the Condensed Consolidated Financial Statements was $28 million. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.

The limited partnership does not meet the definition of a variable interest entity as defined in FIN 46R, and Merrill Lynch does not have a partnership or other interest in the limited partnership. Accordingly, Merrill Lynch is not required to consolidate the limited partnership in its financial statements. The leases with the limited partnership are accounted for as operating leases.

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

The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of September 24, 2004, the maximum payout if the standby facilities are drawn was $16.7 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $20.4 billion. However, it should be noted that these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross collateralized pool.

In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third party financial institutions where

Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of September 24, 2004, the maximum payout if an issuer defaults was $3.0 billion, and the value of the assets to which Merrill Lynch has recourse in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $3.9 billion; however, as described in the preceding paragraph, these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are not part of a cross collateralized pool.

Further, to protect against declines in the value of the assets held by SPEs for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch economically hedges its exposure through derivative positions that principally offset the risk of loss arising from these guarantees.

Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from asset sales greater than 75 — 90% of the adjusted acquisition price, as defined. As of September 24, 2004, the value of the assets for which Merrill Lynch provides residual value guarantees and is not the lessee was $733 million. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the adjusted acquisition price, as defined.

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

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $532 million as collateral to secure these guarantees. In addition, standby letters of credit include $257 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market downturn. At September 24, 2004 Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees was $547 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at September 24, 2004. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $13 million at September 24, 2004.

These guarantees and their expiration are summarized at September 24, 2004 as follows:

(dollars in millions)
	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$1,094,642	$372,867	$289,736	$247,496	$184,543	$20,889
Liquidity facilities with SPEs(2)	16,735	13,941	2,794	–	–	76
Liquidity and default facilities with SPEs	3,044	2,234	522	1	287	76
Residual value guarantees(3)(4)	2,152	58	14	491	1,589	35
Standby letters of credit and other performance guarantees(5)	1,456	797	56	49	554	16

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a substitute for maximum payout.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $3.1 billion of guarantees provided to SPEs by third party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(4)	Includes $1.1 billion of reimbursement agreements with the Mortgage 100SM program.
(5)	Includes guarantees related to principal-protected mutual funds.

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

Defined Benefit Pension Plans

Pension cost for the three and nine month periods ended September 24, 2004 and September 26, 2003, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003

Service cost	$8	$10	$25	$32
Interest cost	38	37	113	108
Expected return on plan assets	(35)	(34)	(106)	(103)
Amortization of unrecognized items and other	5	–	14	2

Total defined benefit pension cost	$16	$13	$46	$39

Merrill Lynch disclosed in its 2003 Annual Report that it expected to contribute $57 million to its defined benefit pension plans in 2004. Merrill Lynch periodically updates these estimates, and currently expects to contribute $31 million to its defined benefit pension plans in 2004. The defined benefit plan service costs for the first nine months of 2004 were reduced by $7 million due primarily to the U.K. pension plan, which was frozen as of the end of the second quarter of 2004. Affected employees will receive future benefits under Merrill Lynch’s defined contribution plan.

Postretirement Benefits Other Than Pensions

Other postretirement benefits cost for the three and nine month periods ended September 24, 2004 and September 26, 2003, included the following components:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003

Service cost	$5	$3	$13	$11
Interest cost	7	8	23	24
Other	1	3	6	8

Total other postretirement benefits cost	$13	$14	$42	$43

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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall not be less than 2% of aggregate debit items (“ADI”) arising from customer transactions. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At September 24, 2004, MLPF&S’s regulatory net capital of $2,910 million was approximately 19.2% of ADI, and its regulatory net capital in excess of the minimum required was $2,527 million at 2% of ADI.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 24, 2004, MLI’s financial resources were $8,047 million, exceeding the minimum requirement by $1,322 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 24, 2004, MLGSI’s liquid capital of $1,763 million was 246% of its total market and credit risk, and liquid capital in excess of the minimum required was $901 million.

Banking Regulation

Two subsidiaries of ML & Co., Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLB&T”) are required to maintain capital levels that at least equal minimum capital levels specified in U.S. federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels, defined as the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio, are calculated as (i) Tier 1 Capital or Total Capital to (ii) average assets or risk-weighted assets. MLBUSA and MLB&T each exceed the minimum bank regulatory requirement for classification as a well-capitalized bank for the Tier 1 leverage ratio — 5%, the Tier 1 risk-based capital ratio — 6% and the Total risk-based capital ratio — 10%. The following table represents the actual capital ratios and amounts for MLBUSA and MLB&T at September 24, 2004 and December 26, 2003.

(dollars in millions)
	Sept. 24, 2004		Dec. 26, 2003
	Actual Ratio	Amount	Actual Ratio	Amount

Tier I leverage (to average assets)
MLBUSA	7.32%	$4,972	6.47%	$4,480
MLB&T	6.33	838	6.00	857
Tier I capital (to risk-weighted assets)
MLBUSA	10.76	4,972	10.73	4,480
MLB&T	20.29	838	19.18	857
Total capital (to risk-weighted assets)
MLBUSA	11.33	5,236	11.28	4,706
MLB&T	20.31	839	19.20	858

Merrill Lynch Capital Markets Bank Limited (“MLCMB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”), as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMB is required to meet minimum regulatory capital requirements under EU banking law as implemented in Ireland by IFSRA. At September 24, 2004, MLCMB’s capital ratio was above the minimum requirement at 11.1% and its financial resources, as defined, were $2,050 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At September 24, 2004, MLIB’s consolidated capital ratio was 13.9% and its consolidated financial resources were $2,477 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of September 24, 2004, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 24, 2004 and September 26, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 24, 2004 and September 26, 2003. These interim financial statements are the responsibility of Merrill Lynch’s management.

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
November 1, 2004

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

The financial services industry is also impacted by the regulatory and legislative environment. In 2003 and 2004, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance (including Board member and Board Committee independence), auditor independence, research analyst conflicts of interest, and disclosure became effective and/or were adopted in their final form. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and certifications, practices related to the initial public offering of equity securities, mutual fund trading, mutual fund distribution practices, disclosure practices and auditor independence. Changing requirements for research, on a global basis, may continue to affect the cost structure for such services. Regulatory actions affecting the trading practices and pricing structure of mutual funds have changed the manner in which business is conducted by the asset management industry. Both inside and outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both commercial and investment banks as an industry and on an individual basis, especially in the areas of capital and risk management.

On June 8, 2004 the Securities and Exchange Commission (“SEC”) adopted rule amendments under the Securities Exchange Act of 1934 that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers. These amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms that have developed comprehensive internal controls and risk management practices to use their mathematical risk models to calculate certain regulatory capital charges. Further, these amendments establish consolidated supervision of the broker-dealer’s holding company on an affiliate group-wide basis. The rule amendments respond to international developments, where affiliates of certain U.S. broker-dealers that conduct business in the European Union must demonstrate that they are subject to consolidated supervision at the ultimate holding company level and comply with the European Union Financial Groups Directive published February 11, 2003.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, the firm’s principal U.S. broker-dealer, submitted a draft application to the SEC to qualify under these rule amendments in the third quarter of 2004. If approved by the SEC, Merrill Lynch, Pierce, Fenner & Smith will be able to use alternative methods of computing market and credit risk capital charges. As a condition of using the alternative capital method, Merrill Lynch must consent to group-wide supervision by the SEC. This SEC supervision would require Merrill Lynch to undertake to compute allowable capital and allowances thereto; permit the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and impose various SEC reporting, record keeping, and notification requirements. Merrill Lynch would be referred to as a Consolidated Supervised Entity (“CSE”) under these rule amendments.

Merrill Lynch expects that becoming a CSE will impact its decisions relative to monitoring capital adequacy and is likely to impose additional costs. Merrill Lynch continues to work closely with regulators to anticipate the impact of compliance with both the new CSE rules and the related new Basel II capital standards, which the Basel Committee on Banking Supervision adopted in June 2004.

Forward Looking Statements

Certain statements contained in this report may be considered forward-looking, including those about management expectations, strategic objectives, business prospects, investment banking backlogs, anticipated expense levels and financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Management’s expectations regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the previous paragraphs, as well as financial market volatility, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch’s Annual Report on Form 10-K for the year ended December 26, 2003, and the following îsections. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult any further disclosures Merrill Lynch may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Environment

The global financial markets continued to be challenging in the third quarter of 2004 amid continued concerns about the pace of economic growth, the outcome of the U.S. presidential election, rising oil prices and the geopolitical climate. Global equity markets fell throughout July into mid-August but staged a rally in late August and early September, pulling back in late September after failing to reach beginning of quarter levels. Trading volumes were down and volatility remained at low levels. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate twice during the quarter to 1.75%. However, long-term interest rates, as measured by the yield on the 10-year U.S. Treasury note, fell to 4.125%, from 4.59% as of the end of the second quarter, resulting in a flatter yield curve.

U.S. equity indexes finished the third quarter sequentially lower. The Dow Jones Industrial Average was down 3.4% sequentially and 3.6% in the first nine months of 2004. The Nasdaq Composite Index was down 7.4% sequentially and 5.3% year-to-date. The Standard and Poor’s 500 stock index decreased 2.3% in the third quarter and was essentially unchanged from the beginning of 2004.

Global equity indices were lower or unchanged from beginning of quarter levels. The Dow Jones World Index (which excludes the United States) ended the third quarter essentially unchanged, but was up 3.6% in the first nine months. The Dow Jones Euro Stoxx index ended the quarter down 2.1%. The Nikkei Stock Average declined 8.7% during the quarter, erasing most of the gains from the first half of the year. Emerging markets, led by Brazil and Venezuela with sequential gains of 23.0% and 18.4%, respectively, turned in the best performances of the quarter.

Third quarter global debt and equity underwriting volumes decreased slightly to $1.24 trillion from $1.29 trillion in the second quarter and $1.26 trillion in the year-ago quarter, according to Thomson Financial Securities Data. Underwriting fees for both equities and debt increased 5% to $3.4 billion from the year-ago quarter, due in part to increased initial public offering (“IPO”) activity. IPO volumes improved substantially, with 63 IPOs in the third quarter, raising $13.29 billion, as compared to 58 IPOs raising $9.49 billion in the second quarter, and 21 IPOs raising $4.16 billion in the 2003 third quarter.

The value of global announced mergers and acquisitions rose to $392 billion, up 24% from the year-ago quarter according to Thomson Financial Securities Data. In the United States, the value of announced deals increased to $154 billion from $131 billion last year. Completed merger and acquisition activity totaled $429 billion in the third quarter, up 45% from the 2003 third quarter and 10% from the second quarter of 2004.

Merrill Lynch continually evaluates its businesses for profitability, performance, and client service for alignment with its long-term strategic objectives under varying market and competitive conditions. The strategy of maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch’s business as a whole.

Results of Operations

	For the Three		For the Nine
	Months Ended		Months Ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
(dollars in millions, except per share amounts)	2004	2003	2004	2003

Net Revenues
Asset management and portfolio service fees	$1,340	$1,184	$4,012	$3,465
Commissions	1,092	1,099	3,619	3,185
Principal transactions	390	704	2,066	2,856
Investment banking	666	678	2,267	1,869
Other	438	311	1,120	810

Subtotal	3,926	3,976	13,084	12,185
Interest and dividend revenues	3,669	2,872	9,858	8,876
Less interest expense	2,755	1,850	6,731	6,011

Net interest profit	914	1,022	3,127	2,865

Total net revenues	4,840	4,998	16,211	15,050

Non-interest expenses
Compensation and benefits	2,273	2,448	7,907	7,758
Communications and technology	363	352	1,061	1,112
Occupancy and related depreciation	219	226	638	663
Brokerage, clearing, and exchange fees	213	188	631	527
Professional fees	163	146	503	430
Advertising and market development	127	89	381	323
Office supplies and postage	47	46	147	154
Other	231	118	648	502
Net recoveries related to September 11	–	(21)	–	(82)

Total non-interest expenses	3,636	3,592	11,916	11,387

Earnings before income taxes	$1,204	$1,406	$4,295	$3,663

Net earnings	$920	$1,003	$3,250	$2,623

Earnings per common share:
Basic	$1.01	$1.10	$3.51	$2.89
Diluted	0.93	1.00	3.21	2.68
Annualized return on average common stockholders’ equity	12.4%	15.2%	14.6%	13.7%
Pre-tax profit margin	24.9	28.1	26.5	24.3

Compensation and benefits as a percentage of net revenues	47.0%	49.0%	48.8%	51.5%
Non-compensation expenses as a percentage of net revenues	28.1	22.9	24.7	24.2

Quarterly Results of Operations

Merrill Lynch’s net earnings were $920 million for the 2004 third quarter, a decrease of 8% from $1.0 billion in the third quarter of 2003. Earnings per common share were $1.01 basic and $0.93 diluted, compared with $1.10 basic and $1.00 diluted in the 2003 third quarter. The 2004 third quarter pre-tax margin was 24.9%, down from 28.1% in the prior-year quarter. Third quarter 2003 net earnings included $13 million attributable to a September 11-related net insurance recovery.

Net revenues were $4.8 billion in the third quarter of 2004, down 3% from the third quarter of 2003. Asset management and portfolio service fees were $1.3 billion, up 13% from the third quarter of 2003 largely as a result of higher portfolio servicing fees, a large portion of which are calculated on beginning-of-period asset values, as well as increased investment and fund management fees. Commission revenues were $1.1 billion, essentially unchanged from the 2003 third quarter, as lower equity commissions were offset by higher mutual fund and insurance commissions. Principal transactions revenues were $390 million, 45% lower than the third quarter of 2003, reflecting significantly lower equity trading revenues driven principally by decreases in U.S. secondary cash equity trading and in global equity-linked trading. Investment banking revenues were $666 million, 2% lower than the 2003 third quarter. These revenues included underwriting revenues of $537 million and strategic advisory revenues of $129 million, both of which decreased marginally from the year-ago quarter. Other revenues were $438 million, up $127 million from the 2003 third quarter due principally to a write-down of $114 million in 2003 of certain available-for-sale securities considered to be impaired on an other-than-temporary basis. Net interest profit was $914 million, down 11% from the 2003 third quarter, due primarily to changes in the balance sheet mix and additional credit provisions related to small and middle-market lending in Global Private Client (“GPC”). For additional information, see GPC results of operations — Net interest profit.

Compensation and benefits expenses were $2.3 billion in the third quarter of 2004, a decrease of 7% from the year-ago quarter due primarily to lower incentive compensation accruals. Compensation and benefits expenses were 47.0% of net revenues for the third quarter of 2004, compared to 49.0% in the year-ago quarter.

Non-compensation expenses were $1.4 billion in the third quarter of 2004, up $219 million, or 19%, from the year-ago quarter (17% excluding the September 11-related net recovery in 2003). Brokerage, clearing and exchange fees were $213 million, up 13% from the 2003 third quarter, due in part to the acquisition of a clearing business. Professional fees increased 12% from the third quarter of 2003, to $163 million, due principally to higher consulting fees and employment service fees. Advertising and market development expenses were $127 million, up 43% from the 2003 third quarter, due primarily to increased promotional costs, travel, and recognition programs. Other expenses were $231 million in the third quarter of 2004, up from $118 million in the year-ago quarter, reflecting higher litigation provisions in GPC and the impact of the consolidation of certain private equity investments.

The September 11-related net recovery in the third quarter of 2003 included a partial pre-tax insurance reimbursement of $25 million, offset by September 11-related costs of $4 million. For the first nine months of 2003, recoveries totaled $100 million, offset by September 11-related costs of $18 million. These insurance recoveries represented partial business interruption settlements for the Global Markets and Investment Banking Group (“GMI”) and were recorded as a reduction of expenses in that segment. The costs were related to ongoing refurbishment of the World Financial Center and were recorded in the Corporate segment.

Year-to-date Results of Operations

For the first nine months of 2004, net earnings were $3.3 billion, up 24% from $2.6 billion from the corresponding period in 2003, on net revenues that grew 8%, to $16.2 billion. Compensation and benefits expenses for the first nine months of 2004 were $7.9 billion, up 2% from the year-ago period. Non-compensation expenses totaled $4.0 billion for the first nine months of 2004, up 10% from the year-ago period (8% excluding the September 11-related net insurance recoveries in 2003). Year-to-date earnings per common share were $3.51 basic and $3.21 diluted, compared with $2.89 basic and $2.68 diluted in the first nine months of 2003. The pre-tax profit margin for the first nine months of 2004 was 26.5%, up from 24.3% in the year-ago period. Annualized return on average common stockholders’ equity was 14.6% for the first nine months of 2004 compared to 13.7% for the comparable period in 2003.

Merrill Lynch’s year-to-date effective tax rate was 24.3%, down from the full year 2003 effective tax rate of 26.5%. The tax rate reflects the utilization of Japanese net operating loss carryforwards and the decline in the tax rate reflects the current business mix and settlements with tax authorities recorded in the second quarter.

Business Segments

Merrill Lynch reports its results in three business segments: GMI, GPC, and Merrill Lynch Investment Managers (“MLIM”). GMI provides capital markets and investment banking services to corporate, institutional, and governmental clients around the world. GPC provides global wealth management products and services to individuals, small- to mid-size businesses, and employee benefit plans. MLIM provides asset management services to individual, institutional and corporate clients.

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

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 24,	Sept. 26	% Inc.	Sept. 24,	Sept. 26	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Global Markets
Debt	$1,023	$1,151	(11)	$3,878	$4,034	(4)
Equity	652	769	(15)	2,329	2,247	4

Total Global Markets net revenues	1,675	1,920	(13)	6,207	6,281	(1)

Investment banking
Origination
Debt	252	190	33	792	594	33
Equity	195	232	(16)	715	531	35
Strategic Advisory Services	128	133	(4)	432	395	9

Total Investment Banking net revenues	575	555	4	1,939	1,520	28

Total net revenues	2,250	2,475	(9)	8,146	7,801	4

Non-interest expenses	1,479	1,489	(1)	5,270	4,994	6

Pre-tax earnings	$771	$986	(22)	$2,876	$2,807	2

Pre-tax profit margin	34.3%	39.8%		35.3%	36.0%

GMI experienced a challenging business environment in the third quarter of 2004. Oil prices, interest rates, low volatility and geopolitical uncertainty continued to affect the markets, and the slowing of activity typical of the summer months was more pronounced than in recent years.

GMI’s pre-tax earnings were $771 million in the 2004 third quarter, 22% lower than the year-ago quarter, on net revenues that declined 9%, to $2.3 billion. The 2003 third quarter results included a $25 million September 11-related partial pre-tax insurance reimbursement, which was recorded as a reduction of non-interest expenses. GMI’s pre-tax profit margin was 34.3%, down from 39.8% in the year-ago quarter, reflecting the decline in revenues, as non-interest expenses were essentially unchanged from the year-ago period. Excluding the September 11 recovery in the year-ago period, the third quarter 2003 pre-tax profit margin was 38.8%.

For the first nine months of 2004, GMI pre-tax earnings were $2.9 billion, up 2% from the prior year period, on net revenues that rose 4%, to $8.1 billion. The year-to-date pre-tax profit margin was 35.3%, compared with 36.0% in the same period last year (34.7% excluding the $100 million in year-to-date 2003 September 11-related recoveries).

A detailed discussion of GMI’s revenues follows:

Debt Markets

Debt markets net revenues, which include principal transactions and net interest profit, commissions, and other revenues, were $1.0 billion in the 2004 third quarter, 11% lower than in the year-ago quarter driven primarily by lower credit products revenues. Credit products revenues reflected lower net trading revenues as compared to the year-ago period resulting from low market volatility and lower trading volume. These declines were partially offset by increased revenues from principal investments, secured financing and interest rate trading. During the third quarter and nine months periods of 2004, Debt markets revenues included $97 million and $220 million of net revenues related to equity method investments. Such revenues totaled $111 million and $94 million for the three-month and nine-month periods of 2003. This year-to-date increase is due primarily to increased revenues from private equity investments. Net revenues related to equity method investments are included in Other revenues on the Condensed Consolidated Statements of Earnings. In addition, Debt markets revenues for the third quarter of 2003 included a write-down of $114 million for certain available-for-sale securities considered to be impaired on an other-than-temporary basis.

Year-to-date Debt markets net revenues were $3.9 billion, down 4% from the year-ago period as lower revenues from the Global credit products business was partially offset by increased revenues from Global principal investments and the secured financing business.

Acquisition

During the third quarter, Merrill Lynch announced that it entered into a definitive agreement to acquire the energy trading businesses of Entergy-Koch L.P., for total consideration of $800 million, plus an amount equal to net working capital and net assets from trading activities. This transaction closed on November 1, 2004.

Equity Markets

Equity markets net revenues, which include commissions, principal transactions and net interest profit, and other revenues, declined 15% from the year ago quarter to $652 million. This decrease was attributable primarily to lower cash equity trading revenues, which continued to be impacted by lower global equity trading volumes. Equity markets net revenues were also reduced by a decline in equity-linked revenues resulting from low volatility. These declines were partially offset by higher revenues from the equity financing and services business, resulting primarily from the acquisition of a clearing business. During the third quarter and nine months periods of 2004, Equity markets revenues included $58 million and $125 million of net revenues related to equity method investments. In addition, Equity markets revenues for the third quarter and first nine months of 2003 included $71 million and $130 million of net revenues related to a privately-held equity investment, which was held by a Merrill Lynch broker-dealer and adjusted to fair market value by utilizing a discounted cash flow method. In 2003, this item was reflected in Principal transactions revenues on the Condensed Consolidated Statement of Earnings.

For the first nine months of 2004, Equity markets net revenues were $2.3 billion, 4% higher than in the same period last year driven primarily by higher revenues from cash equity trading, as volumes increased from the comparable period of 2003, and higher revenues from the equity financing and services business.

Investment Banking

Underwriting
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the 2004 third quarter were $447 million, up 6% from the $422 million recorded in the year-ago quarter, reflecting higher debt underwriting revenues resulting from increases in higher margin transactions, partially offset by lower equity underwriting revenues, which reflected market conditions for the quarter, which in turn was partially offset by increased market share. Year-to-date underwriting revenues increased 34% to $1.5 billion from $1.1 billion in the first nine months of 2003, as equity and debt underwriting revenues increased by 35% and 33%, respectively.

Merrill Lynch’s underwriting market share information based on transaction value follows:

	For the Three Months Ended
	Sept. 24, 2004		Sept. 26, 2003
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	5.9%	7	7.8%	3
Debt	5.4	7	7.9	4
Equity and equity-linked	11.2	1	7.7	6
U.S. proceeds
Debt and Equity	7.1%	5	9.3%	4
Debt	7.0	6	9.4	4
Equity and equity-linked	8.1	6	6.5	5

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

	For the Nine Months Ended
	Sept. 24, 2004		Sept. 26, 2003
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	6.7%	4	7.2%	4
Debt	6.6	6	7.1	4
Equity and equity-linked	8.5	4	7.7	5
U.S. proceeds
Debt and Equity	8.8%	4	9.0%	5
Debt	8.8	3	8.9	4
Equity and equity-linked	7.5	6	10.3	5

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $128 million in the third quarter of 2004, down 4% from the year-ago quarter due to a higher proportion of large transactions which typically yield lower percentage fees. Year-to-date strategic advisory services revenues increased 9% from the year-ago period, to $432 million on higher activity.

Merrill Lynch’s merger and acquisition market share information based on transaction value is as follows:

	For the Three Months Ended
	Sept. 24, 2004		Sept. 26, 2003
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	25.8%	4	20.7%	3
U.S.	10.9	9	10.2	8
Announced transactions
Global	18.1%	4	15.3%	5
U.S.	7.6	11	11.7	7

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

	For the Nine Months Ended
	Sept. 24, 2004		Sept. 26, 2003
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	18.9%	4	15.2%	6
U.S.	15.1	8	14.1	6
Announced transactions
Global	23.1%	3	17.6%	3
U.S.	20.7	5	21.0	2

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

For additional information on GMI’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 24,	Sept. 26,	% Inc.	Sept. 24,	Sept. 26,	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Fee-based revenues	$1,187	$1,039	14	$3,555	$2,958	20
Transactional and origination revenues	713	778	(8)	2,392	2,239	7
Net interest profit	303	352	(14)	941	1,009	(7)
Other revenues	110	145	(24)	337	353	(5)

Total net revenues	2,313	2,314	–	7,225	6,559	10

Non-interest expenses	1,904	1,859	2	5,858	5,534	6

Pre-tax earnings	$409	$455	(10)	$1,367	$1,025	33

Pre-tax profit margin	17.7%	19.7%		18.9%	15.6%

GPC’s third quarter 2004 pre-tax earnings were $409 million, down 10% from the 2003 third quarter, on net revenues that remained essentially unchanged at $2.3 billion. Compared with the 2003 third quarter, higher asset values and annuitized asset flows drove fee-based revenues significantly higher, essentially offsetting the market-driven decline in transaction-based revenues and lower net interest profit, which reflected increased credit provisions related to small and middle-market lending. GPC’s pre-tax margin was 17.7%, down from 19.7% in the year-ago quarter. Non-interest expenses were $1.9 billion in the third quarter of 2004, 2% higher than in the year-ago quarter, due in part to higher litigation-related costs. Litigation costs may continue to remain at similar levels in the near term.

GPC’s year-to-date net revenues were $7.2 billion, up 10% from the corresponding period of 2003. Pre-tax earnings were $1.4 billion, up 33% from the first nine months of 2003. Non-interest expenses were $5.9 billion, up 6% from the year-ago period. Non-interest expenses for the first nine months of 2004 included a $45 million expense related to the adoption of SOP 03-1, which provides guidance on the accounting for guaranteed minimum death benefits in variable annuity products, recorded during the first quarter, as well as higher litigation costs. GPC’s year-to-date pre-tax margin was 18.9%, up from 15.6% in the year-ago period.

GPC employed approximately 14,100 Financial Advisors at the end of the 2004 third quarter, a net increase of approximately 700 from the end of the year-ago quarter.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues
Fee-based revenues are comprised of asset management and portfolio service fees, including portfolio fees from fee-based accounts such as Unlimited AdvantageSM and Merrill Lynch Consults®, as well as fees from taxable and tax-exempt money market funds. Also included in fee-based revenues are servicing fees related to these accounts, commissions related to distribution fees on mutual fund sales, and certain other account-related fees.

Fee-based revenues totaled $1.2 billion, up 14% from the $1.0 billion recorded in the third quarter of 2003. On a year-to-date basis, fee-based revenues totaled $3.6 billion, up 20% from the year-ago period. These increases reflect higher portfolio service fees, a large portion of which are calculated on beginning-of-period asset values, and increased distribution fees related to mutual fund sales.

An analysis of changes in assets in GPC accounts from September 26, 2003 to September 24, 2004 is detailed below:

		Net Changes Due To
	Sept. 26,	New	Asset		Sept. 24,
(dollars in billions)	2003	Money(1)	Appreciation	Other(2)	2004

Assets in GPC accounts	$1,185	$22	$82	$(1)	$1,288

(1)	GPC net new money excludes flows associated with the Institutional Advisory Division which serves certain small and middle-market companies.
(2)	Includes the divestiture of the German retail business and flows associated with the Institutional Advisory Division.

Total assets in GPC accounts were $1.3 trillion at September 24, 2004, up from $1.2 trillion at the end of the 2003 third quarter as a result of market-driven increases in asset values and net new money of $22 billion. Total assets in asset-priced accounts were $244 billion at the end of the 2004 third quarter, up 18% from $206 billion at the end of the 2003 third quarter.

Transactional and origination revenues
Transactional and origination revenues include certain commissions revenues, such as those that arise from agency transactions in listed and over-the-counter equity securities, insurance products, and options. Also included are principal transactions and new issue revenues which primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on underwriting of debt and equity products.

Transactional and origination revenues decreased 8% to $713 million in the third quarter of 2004 from $778 million in the year-ago quarter due principally to lower revenue from U.S. debt products and from non-U.S. clients. Transactional and origination revenues for the first nine months of 2004 were $2.4 billion, 7% higher than the comparable period of 2003. These increases were due primarily to increased commissions revenues on equity securities and insurance.

Net interest profit
GPC’s net interest profit was $303 million in the third quarter of 2004, down 14% from $352 million in the 2003 third quarter. The reduction in net interest profit was primarily the result of increased credit provisions, including a provision of approximately $65 million associated with secured business loans extended to small- and middle-market businesses, which was $53 million higher than in the third quarter of 2003. These loans are primarily in the portfolio of Merrill Lynch Business Financial Services, Inc., a subsidiary of Merrill Lynch Bank USA. At September 24, 2004, this $5.5 billion portfolio included approximately $150 million of non-accrual loans, net of applicable credit reserves. The additional credit provision in the 2004 third quarter was due primarily to a decline in credit quality in a small portion of this $5.5 billion portfolio during the quarter. Based on management’s evaluation of the credit quality of the portfolio at September 24, 2004, the reserve for credit losses was deemed adequate. The underwriting and portfolio management practices related to this portfolio were strengthened in the second quarter, and an enhanced process is in place to review the credit quality of this portfolio on an ongoing basis. Future credit provisions for this portfolio will be taken as necessary as part of the ongoing portfolio management process, and may be higher in the 2004 fourth quarter than in the fourth quarter of 2003. On a year-to-date basis, GPC’s net interest profit was $941 million, 7% lower than the comparable period of 2003. GPC’s net interest profit in the first nine months of 2004 and 2003 included approximately $140 million and $46 million, respectively, of credit provisions related to the small- and middle-market business loan portfolio.

Othe revenues
GPC’s other revenues were $110 million in the third quarter of 2004, compared to $145 million in the year-ago period, due primarily to lower mortgage lending related revenues. Other revenues for the first nine months of 2004 decreased to $337 million from $353 million in the same period in 2003, also reflecting lower mortgage lending-related revenue.

For additional information on GPC’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 24,	Sept. 26,	% Inc.	Sept. 24,	Sept. 26,	% Inc.
(dollars in millions)	2004	2003	(Dec.)	2004	2003	(Dec.)

Asset management fees	$339	$314	8	$1,029	$904	14
Commissions	25	33	(24)	89	98	(9)
Other revenues	9	(9)	200	37	(18)	306

Total net revenues	373	338	10	1,155	984	17

Non-interest expenses	263	269	(2)	824	819	1

Pre-tax earnings	$110	$69	59	$331	$165	101

Pre-tax profit margin	29.5%	20.4%		28.7%	16.8%

MLIM continued to demonstrate strong relative investment performance for the 1-, 3- and 5-year periods ended September 2004. For each of these periods, more than 70% of MLIM’s global assets under management were ahead of their benchmark or category median.

MLIM’s pre-tax earnings in the 2004 third quarter were $110 million, up 59% from $69 million in the 2003 third quarter. Net revenues increased 10% from the year ago period to $373 million, driven primarily by higher average asset values and an increased proportion of higher-yielding assets. Non-interest expenses were $263 million, down 2% from the third quarter of 2003. The pre-tax margin was 29.5% in the third quarter of 2004, up 9 percentage points from 20.4% in the year-ago quarter.

Year-to-date, MLIM’s pre-tax earnings were $331 million, more than double the first nine months of 2003 on net revenues that increased 17%, to $1.2 billion. MLIM’s year-to-date pre-tax margin was 28.7%, compared with 16.8% for the same period last year as non-interest expenses were essentially unchanged from the year-ago period.

A detailed discussion of MLIM’s revenues follows:

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of funds and separately managed accounts. In some cases, separately managed accounts also generate performance fees. Asset management fees were $339 million, up 8% from $314 million in the third quarter of 2003 due primarily to higher average asset values and an increased proportion of higher yielding assets. At the end of the third quarter of 2004, firmwide assets under management totaled $478 billion, a 1% increase from $473 billion at the end of the year-ago quarter, due primarily to market-driven appreciation and the positive impact of foreign exchange, partially offset by net new money outflows of $25 billion. The net new money outflows were principally in short-term institutional liquidity products, largely the result of increases in short-term interest rates. On a year-to-date basis, asset management fees increased 14% to $1.0 billion.

An analysis of changes in firmwide assets under management from September 26, 2003 to September 24, 2004 is as follows:

		Net Changes Due To
	Sept. 26,	New	Asset		Sept. 24,
(dollars in billions)	2003	Money	Appreciation	Other(1)	2004(2)

Assets under management	$473	$(25)	$17	$13	$478

(1)	Includes the impact of foreign exchange movements, reinvested dividends, net outflows of retail money market funds and other changes.
(2)	Includes $5 billion of International Private Investors assets managed by GPC.

Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds (“12b-1 fees”). The CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $25 million for the third quarter of 2004, down 24% from the year-ago quarter. Year-to-date commissions declined 9% from a year-ago, to $89 million. These declines reflect lower levels of distribution fee and CDSC revenue as compared to the year-ago periods.

Other Revenues
Other revenues, which primarily include net interest profit and investment gains and losses, totaled $9 million and $(9) million for the third quarter of 2004 and 2003, respectively. Other revenues for the first nine months of 2004 were $37 million compared to $(18) million for the first nine months of 2003. Other revenues in the third quarter and year-to-date periods of 2004 reflect the impact of certain investments consolidated in accordance with FIN 46R, during 2004. Other revenues in the third quarter and year-to-date periods of 2003 reflect the write-down of certain assets.

For additional information on MLIM’s segment results, refer to Note 4 to the Condensed Consolidated Financial Statements.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the September 24, 2004 and December 26, 2003 period-end balance sheets, and the first nine months of 2004 and full-year 2003 average balance sheets:

		2004		2003
	Sept. 24,	Nine Month	Dec. 26,	Full Year
(dollars in billions)	2004	Average(1)	2003	Average(1)

Assets
Trading-Related
Securities financing assets	$191.8	$170.6	$126.4	$145.0
Trading assets	162.6	155.9	134.3	135.9
Other trading-related receivables	52.6	52.9	46.5	50.5

	407.0	379.4	307.2	331.4

Non-Trading-Related
Cash	29.6	27.1	25.3	24.6
Investment securities	73.2	82.3	74.8	78.5
Loans, notes, and mortgages	55.2	54.0	51.0	44.8
Other non-trading assets	41.7	42.8	38.0	41.4

	199.7	206.2	189.1	189.3

Total assets	$606.7	$585.6	$496.3	$520.7

Liabilities
Trading-Related
Securities financing liabilities	$182.0	$175.0	$116.4	$137.7
Trading liabilities	100.7	99.4	89.3	93.7
Other trading-related payables	59.5	57.0	49.2	55.5

	342.2	331.4	254.9	286.9

Non-Trading-Related
Commercial paper and other short-term borrowings	6.0	6.2	5.0	4.9
Deposits	77.3	77.5	79.5	81.2
Long-term borrowings	102.6	96.6	83.3	80.3
Long-term debt issued to TOPrSSM partnerships	3.1	3.2	3.2	3.2
Other non-trading liabilities	45.4	40.8	41.4	38.0

	234.4	224.3	212.4	207.6

Total liabilities	576.6	555.7	467.3	494.5
Total stockholders’ equity	30.1	29.9	29.0	26.2

Total liabilities and stockholders’ equity	$606.7	$585.6	$496.3	$520.7

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Total assets at September 24, 2004 increased 22% from year-end 2003, to $606.7 billion. On an average basis, for the nine months ended 2004, total assets increased 12% over the full year 2003 average, to $585.6 billion. These increases reflect higher levels of securities financing assets, including increased client matched-book activity.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of September 24, 2004:

(dollars in millions)
	Expiration
		Less
		Than	1 – 3	3+– 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$16,735	$13,941	$2,794	$–	$–
Liquidity and default facilities with SPEs(1)	3,044	2,234	522	1	287
Residual value guarantees(2) (3)	2,152	58	14	491	1,589
Standby letters of credit and other performance guarantees	1,456	797	56	49	554
Contractual agreements(4)	42,028	8,219	11,739	6,378	15,692
Commitments to extend credit	42,185	18,488	8,168	8,754	6,775
Resale agreements	13,081	13,081	–	–	–

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $325 million.
(3)	Includes $1.1 billion of reimbursement agreements with the Mortgage 100SM program.
(4)	Represents the liability balance of contractual agreements at September 24, 2004.

In April 2004, Merrill Lynch entered into a commitment to extend a 5.3 billion Euro loan to Sanofi-Synthelabo, a large French pharmaceutical company, in connection with its acquisition of Aventis. This commitment replaced the previously reported 4.0 billion Euro commitment entered into in January 2004. As of November 1, 2004, Merrill Lynch had syndicated out 4.6 billion Euro of this commitment.

Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information on Commitments, Contingencies and Guarantees.

Contractual Obligations

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at September 24, 2004. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheet that are generally short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables. Also excluded are obligations that are liabilities of insurance subsidiaries, which are subject to significant variability, and separate accounts liabilities, which fund separate accounts assets. The majority of Merrill Lynch’s long-term borrowings are variable rate obligations, or fixed rate obligations swapped to variable rates, and accordingly, interest payments are not included in the following table.

	Expiration
		Less
		Than	1 – 3	3+– 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$105,674	$17,565	$27,561	$28,173	$32,375
Purchasing and other commitments	4,583	3,440	724	275	144
Operating lease commitments	3,694	542	1,019	829	1,304

(1)	Includes Long-term debt issued to TOPrSSM partnerships.

From time to time, Merrill Lynch may, in the ordinary course of business, provide indicative financing proposals to its corporate clients primarily in connection with its Investment Banking business. Such proposals are subject to customary terms and conditions and are not considered to be commitments.

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

Capital Adequacy

At September 24, 2004, Merrill Lynch’s equity capital was comprised of $29.7 billion in common equity, $425 million in preferred stock, and $2.5 billion of Long-term debt issued to TOPrSSM partnerships (net of related investments). Based on the risks and equity needs of its businesses, Merrill Lynch believes that its equity capital base of $32.7 billion is adequate.

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

The following table provides calculations of Merrill Lynch’s leverage ratios:

	September 24,	December 26,
(dollars in millions)	2004	2003

Total assets	$606,681	$496,316
Less:
Receivables under resale agreements	125,714	71,756
Receivables under securities borrowed transactions	57,834	45,472
Securities received as collateral	8,292	9,156

Adjusted assets	$414,841	$369,932

Stockholders’ equity	$30,121	$28,950
Long-term debt issued to TOPrSSM partnerships, net of related investments(1)	2,544	2,639

Equity capital	$32,665	$31,589

Leverage ratio(2)	18.6x	15.7x
Adjusted leverage ratio(3)	12.7x	11.7x

(1)	Due to the perpetual nature of TOPrS SM and other considerations, Merrill Lynch views the long-term debt issued to TOPrS SM partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrS SM partnerships is reported as a liability for accounting purposes. TOPrS SM related investments were $548 million at September 24, 2004 and $564 million at December 26, 2003.
(2)	Total assets divided by equity capital.
(3)	Adjusted assets divided by equity capital.

As part of Merrill Lynch’s capital management, Merrill Lynch repurchased 17.8 million shares of its common stock during the third quarter of 2004 at an average price of $50.28 per share. For the nine months ended September 24, 2004, Merrill Lynch repurchased a cumulative total of 47.7 million shares of common stock at a cost of $2.6 billion, completing the $2 billion repurchase authorized in February 2004 and utilizing $619 million of the additional $2 billion repurchase authorized in July 2004. For more information on the share repurchase plan see Part II — Item 2.

On November 1, 2004 Merrill Lynch issued $630 million of floating rate, non-cumulative preferred stock.

Funding

Commercial paper outstanding totaled $5.1 billion at September 24, 2004 and $4.6 billion at December 26, 2003, which were approximately 5% of total unsecured borrowings at both September 24, 2004 and year-end 2003, respectively. Deposits at Merrill Lynch’s banking subsidiaries totaled $77.3 billion at September 24, 2004, down from $79.5 billion at year-end 2003. Of the $77.3 billion of deposits in Merrill Lynch banking subsidiaries as of September 24, 2004, $63.5 billion were in U.S. banks. Outstanding Long-term borrowings, including Long-term debt issued to TOPrSSM partnerships, increased to $105.7 billion at September 24, 2004 from $86.5 billion at December 26, 2003. The increase in Long-term borrowings supported higher asset levels and was consistent with Merrill Lynch’s liquidity practices. For capital management purposes, Merrill Lynch views TOPrSSM as a component of equity capital. However, the Long-term debt issued to TOPrSSM partnerships is reported as a liability for accounting purposes. For additional information on the accounting for TOPrSSM, refer to Note 6 of the Condensed Consolidated Financial Statements. Major

components of the change in Long-term borrowings during the first nine months of 2004 are as follows:

(dollars in billions)

Balance at December 26, 2003	$86.5
Issuances	35.6
Maturities	(17.4)
Other, net	1.0

Balance at September 24, 2004(1)	$105.7

(1)	At September 24, 2004, $88.1 billion of long-term borrowings had maturity dates beyond one year.

In October 2004, Merrill Lynch repurchased outstanding LYONs® with a face value of $1.0 billion.

Total borrowings outstanding at September 24, 2004 were issued in the following currencies:

(USD equivalent in millions)

USD	$77,192	70%
EUR	17,394	16
JPY	10,151	9
GBP	2,578	2
CAD	1,401	1
AUD	1,356	1
Other	1,602	1

Total	$111,674	100%

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

Merrill Lynch also maintains a separate liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a weighted average maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $14.4 billion and $14.6 billion at September 24, 2004 and December 26, 2003, respectively. These assets may be sold or pledged to provide immediate liquidity to ML & Co. to repay maturing debt obligations. In addition to this portfolio, the firm monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds considering that some subsidiaries are restricted in their ability to upstream unencumbered collateral to ML & Co. In addition, Merrill Lynch periodically has temporary cash balances. When this occurs, the firm seeks to invest these cash balances in ways that maintain liquidity. Included among investment alternatives are short-term bank or money market deposits and receivables under resale agreements.

Merrill Lynch also maintains a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at September 24, 2004 and December 26, 2003. The facility, which was renewed on May 6, 2004, expires in 364 days. At September 24, 2004 and December 26, 2003, there were no borrowings under this credit facility, although ML & Co. may borrow from this facility from time to time.

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

Merrill Lynch’s senior long-term debt and preferred stock were rated by several recognized credit rating agencies at November 1, 2004 as indicated below. These ratings do not reflect outlooks that may be expressed by the rating agencies from time to time, which are currently stable.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd	AA (low)	Not Rated
Fitch Ratings	AA-	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating and Investment Information, Inc.(1)	AA	A+
Standard & Poor’s Ratings Services	A+	A-

(1)	Located in Japan

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a weekly holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents Merrill Lynch’s VaR for its trading portfolios at September 24, 2004, June 25, 2004, and December 26, 2003 as well as daily average VaR for the three months ended September 24, 2004 and June 25, 2004, and full year 2003.

						Daily	Daily	Daily
	Sept. 24,	June 25,	Dec. 26,	High	Low	Average	Average	Average
(dollars in millions)	2004	2004	2003	3Q04	3Q04	3Q04	2Q04	2003

Trading value-at-risk(1)
Interest rate and credit spread	$51	$46	$68	$72	$38	$53	$57	$56
Equity	30	36	34	43	21	31	33	30
Commodity	4	1	1	4	1	2	1	1
Currency	–	1	2	8	–	1	2	2
Volatility	33	35	36	34	20	27	25	26

	118	119	141			114	118	115
Diversification benefit	(75)	(62)	(62)			(53)	(54)	(54)

Overall(2)	$43	$57	$79	$75	$43	$61	$64	$61

(1)	Based on a 95% confidence level and a one-week holding period.
(2)	Overall VaR using a 95% confidence level and a one-day holding period was $18 million at September 24, 2004, $24 million at June 25, 2004, and $30 million at year-end 2003.

Based on Merrill Lynch’s view of the prevailing market opportunities in the third quarter, it reduced certain risk taking activities, including in equity securities, and it increased long option positions in certain asset classes, including interest rates and currencies, which contributed to a reduction in overall Trading VaR.

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

The following table presents Merrill Lynch’s VaR for its non-trading portfolios, including Merrill Lynch’s U.S. banks, certain middle-market lending activities, Merrill Lynch’s LYONs® and TOPrSSM liabilities:

	Sept. 24,	June 25,	Dec. 26,
(dollars in millions)	2004	2004	2003

Non-trading value-at-risk(1)
Interest rate and credit spread	$97	$100	$94
Equity	55	54	56
Currency	21	19	14
Volatility	26	17	21

	199	190	185
Diversification benefit	(67)	(41)	(67)

Overall	$132	$149	$118

(1)	Based on a 95% confidence level and a one-week holding period.

Non-trading VaR declined due to a change in the modeling of credit spread sensitivities on certain middle-market lending businesses.

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

In addition, to reduce default risk, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $11.2 billion of collateral) of OTC trading derivatives in a gain position by maturity at September 24, 2004. (Please note that the following table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
					Cross-
	Years to Maturity				Maturity
Credit Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$2,372	$459	$448	$2,171	$(1,821)	$3,629
AA	2,832	578	1,252	1,972	(1,905)	4,729
A	1,623	959	907	1,506	(1,608)	3,387
BBB	1,126	471	464	2,731	(672)	4,120
Other	1,269	286	186	357	(392)	1,706

Total	$9,222	$2,753	$3,257	$8,737	$(6,398)	$17,571

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

In addition to obtaining collateral, Merrill Lynch attempts to mitigate its default risk on derivatives whenever possible by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of its derivative contracts.

Non-Investment Grade Holdings and Highly Leveraged Transactions

Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. Merrill Lynch recognizes that these risks are inherent in the business and may employ strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly-

leveraged positions may vary significantly from period to period as a result of inventory turnover, investment sales, and asset redeployment.

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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
	Sept. 24,	Dec. 26,
	2004	2003

Trading assets:
Cash instruments	$11,251	$8,331
Derivatives	4,359	4,124
Trading liabilities — cash instruments	(3,145)	(2,024)
Collateral on derivative assets	(2,653)	(2,335)

Net trading asset exposure	$9,812	$8,096

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 24, 2004, the carrying value of such debt and equity securities totaled $533 million, of which 36% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $259 million at December 26, 2003, of which

18% related to market-making activities. Also included are distressed bank loans totaling $143 million at both September 24, 2004 and December 26, 2003.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
	Sept. 24,	Dec. 26,
	2004	2003

Investment securities	$349	$183
Loans, notes, and mortgages í commercial(1)(2)	10,673	8,344
Other investments(3):
Partnership interests	906	902
Other equity investments(4)	702	716

(1)	Includes accrued interest. Net of allowance for loan losses.
(2)	Includes $9.8 billion and $7.7 billion of secured loans at September 24, 2004 and December 26, 2003, respectively.
(3)	Includes a total of $466 million and $508 million in investments at September 24, 2004 and December 26, 2003, respectively, related to deferred compensation plans, for which a portion of the default risk of the investments rests with the participating employees.
(4)	Includes investments in 200 and 204 enterprises at September 24, 2004 and December 26, 2003, respectively.

The following table summarizes Merrill Lynch’s commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
	Sept. 24,	Dec. 26,
	2004	2003

Additional commitments to invest in partnerships(1)	$367	$426
Unutilized revolving lines of credit and other lending commitments	8,923	4,423

(1)	Includes $118 million and $150 million at September 24, 2004 and December 26, 2003, respectively, related to deferred compensation plans.

Critical Accounting Policies and Estimates

The following is a summary of Merrill Lynch’s critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2003 Annual Report.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding

•	certain trading inventory valuations
•	the outcome of litigation
•	the carrying amount of goodwill
•	the allowance for loan losses
•	the realization of deferred tax assets

•	taxes payable
•	insurance reserves and recovery of insurance deferred acquisition costs
•	cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated
•	interim compensation accruals, particularly cash incentive awards and Financial Advisor compensation, and
•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Valuation of Financial Instruments

Fair values for exchange traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for OTC derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or Merrill Lynch’s own credit ratings, as appropriate.

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

Merrill Lynch also has investments in certain non-U.S. GAAP entities, which are accounted for under the equity method of accounting. U.S. GAAP requires that management make certain estimates in determining income recognition. In addition, management makes judgments regarding the allocation of the cost basis of certain investments to the underlying assets in determining valuation of these investments. Merrill Lynch recorded approximately $346 million of net revenues related to equity method investments for the first nine months of 2004.

Valuation adjustments are an integral component of the mark-to-market process and are taken for individual positions where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires more than the simple application of the pricing models.

Assets and liabilities recorded on the balance sheet can therefore be broadly categorized as follows:

1.	highly liquid cash and derivative instruments, primarily carried at fair value, for which quoted market prices are readily available (for example, exchange-traded equity securities, derivatives, such as listed options, and U.S. Government securities)

2.	liquid instruments, primarily carried at fair value, including

a)	cash instruments for which quoted prices are available but which may trade less frequently such that there is not complete pricing transparency for these instruments across all market cycles (for example, corporate and municipal bonds);

b)	derivative instruments that are valued using a model, where inputs to the model are directly observable in the market (for example, U.S. dollar interest rate swaps);

c)	instruments that are priced with reference to financial instruments whose parameters can be directly observed; and

3.	less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments, long dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt and aged inventory positions.

Merrill Lynch continually refines the process used to determine the appropriate categorization of its assets and liabilities. At September 24, 2004 and December 26, 2003, assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized as follows:

September 24, 2004
(dollars in millions)
	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$64,409	$60,314	$1,554	$126,277
Contractual agreements	7,305	26,023	2,965	36,293
Investment securities	9,372	58,371	5,466	73,209

Liabilities
Trading liabilities, excluding contractual agreements	$47,344	$10,136	$1,241	$58,721
Contractual agreements	9,029	28,931	4,068	42,028

December 26, 2003
(dollars in millions)
	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$49,072	$46,448	$1,593	$97,113
Contractual agreements	4,969	28,555	3,672	37,196
Investment securities	10,478	59,603	4,728	74,809

Liabilities
Trading liabilities, excluding contractual agreements	$36,290	$8,485	$1,205	$45,980
Contractual agreements	6,942	32,605	3,806	43,353

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheet at September 24, 2004 and December 26, 2003 include $183.5 billion and $117.2 billion, respectively, of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions) which are recorded at their contractual amounts plus accrued interest and for which little or no estimation is required by management.

Changes in Estimates

Litigation
Merrill Lynch is involved in a significant number of lawsuits, arbitrations and investigations, including major cases as described in Item 3 of the 2003 Form 10-K. Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including the class action lawsuits disclosed in Item 3 of the 2003 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch often cannot predict what the eventual loss or range of loss related to such matters will be. GPC’s third quarter 2004 litigation provision includes cases that involve amounts under $250,000. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Trading Inventory Valuations
During the third quarter of 2004, as part of the review of valuation models relating to debt derivatives, Merrill Lynch refined parameters in certain models, which resulted in an increase in GMI’s net revenues of $16 million. In equity derivatives, Merrill Lynch made certain enhancements within the overall credit reserve relating to collateral and changed certain forward volatility model assumptions, which decreased GMI’s net revenues by $12 million.

Compensation and Employee Benefits
Merrill Lynch determines its quarterly compensation accrual based on a full-year process that requires management judgment in determining the full year compensation expense to be incurred. As part of this process, estimates, including the ratio of compensation and employee benefits expense to net revenues, the mix of cash and stock to be paid to employees and Financial Advisor variable compensation, are updated on a quarterly basis.

During the third quarter of 2004, based on actual employee turnover statistics, Merrill Lynch changed its estimates of employee turnover used in determining expenses related to its U.S. defined contribution pension plan and its 401(k) plan. In addition, U.S. healthcare plan expense accrual rates were adjusted to conform with a revised actuarial analysis of expected healthcare plan expenses based on updated claim trends. Primarily as a result of these changes, compensation and benefits expenses in the third quarter of 2004 were reduced by $29 million.

Income Taxes
A valuation allowance for deferred taxes was established in 2001 related to net operating losses and other temporary differences in Japan. The third quarter review of this valuation allowance did not result in any adjustment to the allowance. Merrill Lynch’s fourth quarter review of the allowance may result in a reduction in income tax expense in the fourth quarter, depending on developments in Merrill Lynch’s Japanese businesses.

New Accounting Pronouncements

On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The guidance in this Issue requires that contingently convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. The effective date of this consensus is expected to be for reporting periods ending after December 15, 2004. Retroactive restatement of earnings per share amounts is required for contingent convertible debt issuances that are outstanding at the effective date. Merrill Lynch currently has two contingently convertible debt issuance outstanding (see Note 8 to the Condensed Consolidated Financial Statements for additional information on LYONs®) and estimates that the inclusion of these instruments in the earnings per share computation for the third quarter of 2004 would have resulted in an increase in diluted shares of approximately 6% and a reduction in diluted earnings per share of 3%.

On December 15, 2003, the FASB issued an Exposure Draft, Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The proposed Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of computing diluted earnings per share. The FASB subsequently decided that retroactive restatement of earnings per share is not required for those contracts that are appropriately modified prior to the effective date of the Amendment. This Amendment is expected to be finalized in the fourth quarter of 2004 and effective for reporting periods ending after December 15, 2004. Currently, Merrill Lynch has two debt issuances outstanding for which Merrill Lynch has the right to elect cash or share settlement in the event that holders of LYONs® require Merrill Lynch to repurchase the securities. (see Note 8 to the Condensed Consolidated Financial Statements for additional information on LYONs®). On November 1, 2004, Merrill Lynch entered into supplemental indentures pursuant to which it surrendered the right to elect to pay such amounts in common stock and instead will be obligated to pay such amounts when and if required in cash. As a result, the proposed Amendment, if finalized based on the decisions of the Board reached to date, would have no impact on Merrill Lynch’s diluted earnings per share.

On June 30, 2004, the EITF reached a consensus on Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or “in-substance” common stock of a corporation. The guidance prohibits the application of the equity method in instances where an investment is neither common stock nor “in-substance” common stock. Merrill Lynch will adopt the new guidance in the fourth quarter of 2004 on a prospective basis, and as a result will adopt the cost method of accounting for certain investments to which the equity method of accounting had previously been applied. Under the equity method of accounting, Merrill Lynch recognized cumulative $320 million in Other Revenues related to one of these investments over the period from the third quarter of 2003 to the third quarter of 2004. Under the cost method of accounting, Merrill Lynch will record income when dividends are declared by the investee.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law on December 8, 2003. The Act allows for a tax-free government subsidy to employers providing “actuarially equivalent” prescription drug benefits to its Medicare eligible retirees. Management concluded that the benefits provided under Merrill Lynch’s plan are “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. Effective for the third quarter of 2004, Merrill Lynch adopted FSP 106-2 using the prospective application method. As a result, Merrill Lynch’s accumulated postretirement benefit obligation has been reduced by approximately $43 million and the net periodic postretirement benefit cost for the third quarter of 2004 has decreased by $1.3 million.

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FSP EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. Merrill Lynch expects that the issues will be resolved in the fourth quarter and will adopt the guidance at the time it is issued. Merrill Lynch previously implemented the disclosure requirements of EITF 03-1 in its December 26, 2003 Consolidated Financial Statements.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 retains the disclosure requirements in the original statement and requires additional disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Merrill Lynch adopted the provisions of SFAS No. 132 as of December 26, 2003. See Note 12 to the Condensed Consolidated Financial Statements for these disclosures.

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

On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP was effective for financial statements for Merrill Lynch beginning in 2004. The SOP required the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch previously employed. The adoption of SOP 03-1 resulted in an additional $45 million of pre-tax expense in the first quarter of 2004.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), which clarifies when an entity should consolidate entities that are considered VIEs, and on December 24, 2003 the FASB issued a revised standard (“FIN 46R”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of Special Purpose Entities (“SPEs”). FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46R does not apply to qualifying special purpose entities (“QSPEs”), the accounting for which is governed by SFAS No. 140. As permitted by the transition guidance in FIN 46R, Merrill Lynch adopted the revised standard on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R to all VIEs with which it is involved, with the exception of those VIEs that issue Merrill Lynch Trust Originated Preferred Securities (“TOPrSSM”). The adoption of FIN 46R at December 26, 2003 was reported as a cumulative effect of a change in accounting principle and did not have a material effect on the Consolidated Financial Statements. As of March 26, 2004, Merrill Lynch applied FIN 46R to those VIEs that issue TOPrSSM. As a result, these VIEs were deconsolidated. The deconsolidation of TOPrSSM did not have a material impact on the Condensed Consolidated Financial Statements of Merrill Lynch and was reported by retroactively restating prior period financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional FIN 46R disclosure.

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

Statistical Data

	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.
	2003	2003	2004	2004	2004

Client Assets (dollars in billions)
GPC:
U.S.	$1,093	$1,165	$1,187	$1,176	$1,179
Non-U.S.	92	97	105	105	109

Total GPC Assets	1,185	1,262	1,292	1,281	1,288
MLIM direct sales(1)	202	222	229	213	199

Total Client Assets(1)	$1,387	$1,484	$1,521	$1,494	$1,487

Assets in Asset-Priced Accounts	$206	$226	$235	$237	$244
Assets Under Management:
Retail	$194	$207	$212	$211	$208
Institutional	241	253	259	235	228
Private Investors(2)	38	40	42	42	42
U.S.	327	337	349	330	322
Non-U.S.	146	163	164	158	156
Equity	202	225	229	229	223
Fixed-income	125	132	146	137	134
Money market	146	143	138	122	121

Underwriting (dollars in billions)(1):
Global Equity and Equity-Linked:
Volume	$8	$11	$12	$7	$11
Market share	7.7%	8.3%	8.4%	6.0%	11.2%
Global Debt:
Volume	$90	$82	$122	$75	$62
Market share	7.9%	7.3%	7.9%	6.0%	5.4%

Full-Time Employees:
U.S.	37,800	38,200	38,400	39,400	39,800
Non-U.S.	10,000	9,900	9,800	9,900	10,100

Total	47,800	48,100	48,200	49,300	49,900

Private Client Financial Advisors	13,400	13,500	13,700	14,000	14,100

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$487,564	$496,316	$524,997	$548,435	$606,681
Total stockholders’ equity	$27,376	$28,950	$30,187	$29,884	$30,121
Book value per common share	$28.59	$30.03	$30.75	$31.04	$31.83
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	904,829	913,260	930,155	923,014	903,216
Diluted	991,947	1,009,889	1,019,651	1,012,773	981,793
Common shares outstanding	942,637	949,907	967,731	948,937	932,887

(1)	Certain prior period amounts have been restated to conform to the current period presentation.
(2)	Represents segregated portfolios for individuals, small corporations and institutions. At September 24, 2004 approximately $5 billion of these assets were managed by GPC.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003 and in Part II, Item 1 “Legal Proceedings” in ML & Co.’s Form 10-Q for the quarterly period ended March 26, 2004 and June 25, 2004.

IPO Allocation

         In re Initial Public Offering Securities Litigation: On October 13, 2004, the district court issued an order allowing certain cases to proceed as class actions against the underwriters. The underwriters, including Merrill Lynch, are appealing this decision to the court of appeals.

Other:

Merrill Lynch has been named as a defendant in various other legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 resulted in increased legal actions against many firms, including Merrill Lynch, and has resulted in higher professional fees and litigation expenses than those incurred in the past.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 24, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(1)

Month #1 (Jun. 26 — Jul. 30)
Capital Management Program	10,564,600	$50.76	10,564,600	$1,738
Employee Transactions	571,050	50.48	N/A	N/A
Month #2 (Jul. 31 — Aug. 27)
Capital Management Program	6,000,000	49.19	6,000,000	$1,443
Employee Transactions	705,575	49.66	N/A	N/A
Month #3 (Aug. 28 — Sept. 24)
Capital Management Program	1,200,000	51.54	1,200,000	$1,381
Employee Transactions	172,488	51.80	N/A	N/A

Total, September 24, 2004
Capital Management Program	17,764,600	$50.28	17,764,600	$1,381
Employee Transactions(2)	1,449,113	50.24	N/A	N/A

(1)	At period-end. As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate. On July 13, 2004, the Board of Directors authorized the repurchase of an additional $2 billion of Merrill Lynch outstanding common shares
(2)	Included in the total number of shares purchased are: (A) 945,782 shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”). Purchases under the 401(k) and the RAP are executed at the market price of Merrill Lynch’s common stock at the time the transaction occurs. (B) 503,331 Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares during the quarter. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs.

Item 5. Other Information

The 2005 Annual Meeting of Shareholders will be held at 9:30 a.m. on Friday, April 22, 2005 at the Merrill Lynch Conference and Training Center, 800 Scudders Mill Road, Plainsboro, New Jersey. Any shareholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.’s Certificate of Incorporation, has been given to the Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 6, 2005 and no later than March 3, 2005. In addition, any shareholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.’s By-Laws, to the Secretary of ML & Co. on or before March 3, 2005. In order to be included in ML & Co.’s proxy statement, shareholder proposals must be received by ML & Co. no later than November 10, 2004.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Merrill Lynch & Co., Inc., effective as of May 3, 2001.
3.2	Certificate of Designations for Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004.
4.1	Form of certificate representing Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share (Exhibit 3 to Form 8-A dated October 26, 2004).
4.2	Form of Deposit Agreement dated as of November 1, 2004 among Merrill Lynch & Co., Inc., JPMorgan Chase Bank, as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 2 to Form 8-A dated October 26, 2004).
4.3	Form of Depositary Receipt evidencing a Depositary Share, each representing a 1/1200th interest in a share of Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share (Exhibit 4 to Form 8-A dated October 26, 2004).
4.4	Indenture between Merrill Lynch & Co., Inc. and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of May 23, 2001 (“2001 Indenture”).
4.5	First Supplemental Indenture, dated as of November 1, 2004, to the 2001 Indenture.
4.6	Indenture between Merrill Lynch & Co., Inc. and JP Morgan Chase Bank, dated as of March 13, 2002 (“2002 Indenture”).
4.7	First Supplemental Indenture, dated as of November 1, 2004, to the 2002 Indenture.
4.8	Instruments defining the rights of security holders, including indentures:
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.
10.1	Form of grant document for executive officers under the Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan.
10.2	Form of Restricted Covenant Agreement between Merrill Lynch & Co., Inc. and its executive officers (Exhibit 10 to Form 8-K dated September 17, 2004).
10.3	Merrill Lynch & Co., Inc. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Form 8-K dated October 8, 2004).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.

(Registrant)

	By: /s/	Ahmass L. Fakahany

Ahmass L. Fakahany
Executive Vice President and
Chief Financial Officer

	By: /s/	John J. Fosina

John J. Fosina
Controller
Principal Accounting Officer

Dated: November 1, 2004

INDEX TO EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation of Merrill Lynch & Co., Inc., effective as of May 3, 2001.
3.2	Certificate of Designations for Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004.
4.1	Form of certificate representing Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share (Exhibit 3 to Form 8-A dated October 26, 2004).
4.2	Form of Deposit Agreement dated as of November 1, 2004 among Merrill Lynch & Co., Inc., JPMorgan Chase Bank, as Depositary, and the holders from time to time of the Depositary Receipts (Exhibit 2 to Form 8-A dated October 26, 2004).
4.3	Form of Depositary Receipt evidencing a Depositary Share, each representing a 1/1200th interest in a share of Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share (Exhibit 4 to Form 8-A dated October 26, 2004).
4.4	Indenture between Merrill Lynch & Co., Inc. and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of May 23, 2001 (“2001 Indenture”).
4.5	First Supplemental Indenture, dated as of November 1, 2004, to the 2001 Indenture.
4.6	Indenture between Merrill Lynch & Co., Inc. and JP Morgan Chase Bank, dated as of March 13, 2002 (“2002 Indenture”).
4.7	First Supplemental Indenture, dated as of November 1, 2004, to the 2002 Indenture.
4.8	Instruments defining the rights of security holders, including indentures:
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.
10.1	Form of grant document for executive officers under the Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan.
10.2	Form of Restricted Covenant Agreement between Merrill Lynch & Co., Inc. and its executive officers (Exhibit 10 to Form 8-K dated September 17, 2004).
10.3	Merrill Lynch & Co., Inc. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Form 8-K dated October 8, 2004).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.