Form 10-K
period 2004-12-31
MERRILL LYNCH & CO INC
filed 2005-03-15
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7182
Merrill Lynch & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-2740599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center, New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.33 1/3 and attached Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange; Chicago Stock Exchange; Pacific Exchange; Euronext Paris S.A.; London Stock Exchange; and Tokyo Stock Exchange

Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 1; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 2; S&P 500® Market Indexed Target-Term Securities ® (MITTS® Securities) due September 28, 2005; Top Ten Yield MITTS Securities due August 15, 2006; and S&P 500 Inflation Adjusted MITTS Securities due September 24, 2007	New York Stock Exchange
See the full list of securities listed on the American Stock Exchange on the pages directly following this cover.
Securities registered pursuant to Section 12(g) of the Act:
See the full list of securities registered pursuant to Section 12(g) of the Act on the pages directly following this cover.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐
As of the close of business on June 25, 2004, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $51.3 billion.
As of the close of business on February 22, 2005, there were 954,308,833 shares of Common Stock and 2,778,854 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.
Documents Incorporated By Reference: Portions of the Merrill Lynch 2004 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Parts I, II, III and IV. Portions of the Merrill Lynch Proxy Statement, dated March 15, 2005, for its 2005 Annual Meeting of Shareholders to be held April 22, 2005 are incorporated by reference in this Form 10-K in response to Part III.

Securities registered pursuant to Section 12(b) of the Act and listed on the American Stock Exchange are as follows:
MITTS Securities based upon the Russell 2000® Index due March 30, 2009; Nikkei® 225 Securities due March 30, 2009; S&P 500 MITTS Securities due June 29, 2009; MITTS Securities based upon the Dow Jones Industrial Averagesm due August 7, 2009; S&P 500 MITTS Securities due September 4, 2009; MITTS Securities Linked to the USD/ EUR Exchange Rate due September 13, 2005; S&P 500 MITTS Securities due July 1, 2005; Nikkei 225 MITTS Securities due September 21, 2005; Energy Select Sector SPDR® Fund MITTS Securities due February 21, 2006; EuroFund MITTS Securities due February 28, 2006; S&P 500 MITTS Securities due March 27, 2006; Consumer Staples Select Sector SPDR Fund MITTS Securities due April 19, 2006; Select Sector SPDR Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS Securities due May 26, 2006; MITTS Securities based upon the Dow Jones Industrial Average due June 26, 2006; Russell 2000 MITTS Securities due July 21, 2006; Nikkei 225 MITTS Securities due August 4, 2006; S&P 500 MITTS Securities due August 4, 2006; Energy Select Sector SPDR Fund MITTS Securities due September 20, 2006; Medium-Term Notes, Series B, 1% Callable and Exchangeable Stock-Linked Notes due February 8, 2006; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due May 10, 2006; Medium-Term Notes, Series B, 1% Callable and Exchangeable Stock-Linked Notes due July 20, 2006; Telebrás Indexed Callable Protected Growth Securities (ProGroS® Securities) due May 19, 2005; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Callable MITTS Securities due October 5, 2007 based upon Semiconductor HOLDRS®; Callable MITTS Securities due September 13, 2007 based upon Broadband HOLDRS; Callable Nasdaq-100® MITTS Securities due August 3, 2007; Callable MITTS Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS Securities due May 4, 2009 Linked to the Amex Biotechnology Index; Callable MITTS Securities due June 1, 2009 Linked to the Amex Defense Index; Callable MITTS Securities due August 3, 2007 based upon Biotech HOLDRS; Medium-Term Notes, Series B, 2% Callable and Exchangeable Stock-Linked Notes due July 26, 2005 (Linked to the performance of the common stock of Johnson & Johnson); Medium-Term Notes, Series B, Nikkei 225 MITTS Securities due March 30, 2007; Callable MITTS Securities due March 5, 2007 based upon Internet HOLDRS; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei 225 MITTS Securities due June 27, 2007; Strategic Return Notes® Linked to the Industrial 15 Index due February 1, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due February 8, 2007; Strategic Return Notes Linked to the Select Ten Index due March 1, 2007; Strategic Return Notes Linked to the Oil and Natural Gas Index due March 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due May 3, 2007; Strategic Return Notes Linked to the Select Ten Index due May 3, 2007; Strategic Return Notes Linked to the Select European 50 Index due June 11, 2007; Strategic Return Notes Linked to the Select Ten Index due June 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 30, 2007; Strategic Return Notes Linked to the Select Ten Index due October 25, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007; Strategic Return Notes Linked to the Select Ten Index due May 30, 2006; Strategic Return Notes Linked to the Industrial 15 Index due June 26, 2006; Strategic Return Notes Linked to the Institutional Holdings Index due June 28, 2006; Strategic Return Notes Linked to the Select Ten Index due July 31, 2006; Strategic Return Notes Linked to the Select Ten Index due November 2, 2006; Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008; Convertible Securities Exchangeable into The Coca-Cola Company Common Stock due September 30, 2008; Strategic Return Notes Linked to the Select Utility Index due February 25, 2009; 7% Callable STock Return Income DEbt Securities due May 11, 2005, payable at maturity with Yahoo Inc. common stock; 8% Callable STock Return Income DEbt Securities due July 5, 2005, payable at maturity with American Depositary Receipts representing Sony Corporation common stock; Accelerated Return Notes Linked to the Dow Jones Industrial Average due January 30, 2006; and Strategic Return Notes Linked to the Select Utility Index due September 28, 2009.
Securities registered pursuant to Section 12(g) of the Act are as follows:
S&P 500 MITTS Securities due June 29, 2007; S&P 500 MITTS Securities due November 20, 2007; S&P 500 MITTS Securities due August 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due January 16, 2009; Market Recovery Notes Linked to the Nasdaq-100 Index; Strategic Return Notes Linked to the Select Ten Index due February 28, 2008; S&P 500 MITTS Securities due June 3, 2010; S&P 500 MITTS Securities due September 3, 2008; S&P 500 MITTS Securities due August 5, 2010; Dow Jones Industrial Average MITTS Securities due December 27, 2010; Nikkei 225 MITTS Securities due March 8, 2011; Nikkei 225 MITTS Securities due September 30, 2010; Strategic Return Notes Linked to the Select Ten Index due June 27, 2008; Strategic Return Notes Linked to the Industrial 15 Index due October 31, 2008; Strategic Return Notes Linked to the Select Ten Index due September 30, 2008; Strategic Return Notes Linked to the Industrial 15 Index due August 5, 2008; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; Accelerated Return Notes Linked to the S&P 500 Index due May 2, 2005; 6% Callable STock Return Income DEbt Securities due March 28, 2005, payable at maturity with Merck & Co., Inc. common stock; 8% Callable STock Return Income DEbt Securities due April 5, 2005, payable at maturity with Comcast Corporation Class A common stock; 9% Callable STock Return Income DEbt Securities due April 29, 2005, payable at maturity with Best Buy Co., Inc. common stock; 9% Callable STock Return Income DEbt Securities due May 9, 2005, payable at maturity with Nextel Communications, Inc. Class A common stock; 6.5% Callable STock Return Income DEbt Securities due July 5, 2005, payable at maturity with Intuit Inc. common stock; 9% Callable STock Return Income DEbt Securities due August 1, 2005, payable at maturity with Brocade Communications Systems common stock; 6% Callable STock Return Income DEbt Securities due August 18, 2005, payable at maturity with The Walt Disney Company common stock; 7% Callable STock Return Income DEbt Securities due December 22, 2005 payable at maturity with EMC Corporation common stock; 97% Protected Notes Linked to the performance of the Dow Jones Industrial Average due March 28, 2011; Long Short Notes Linked to the DJIA/ NASDAQ-100 Long Short Index due April 6, 2005; Accelerated Return Notes Linked to the Nikkei 225 Index due June 16, 2005; 97% Protected Notes Linked to the Dow Jones Industrial Average due March 28, 2011; Strategic Return Notes Linked to the Select 10 Index due March 2, 2009; Strategic Return Notes Linked to the Industrial 15 Index due March 30, 2009; Accelerated Return Notes Linked to the Nikkei 225 Index due July 11, 2005; 97% Protected Notes Linked to Global Equity Basket due February 14, 2012; Accelerated Return Notes Linked to S&P 500 Index due January 27, 2006; Accelerated Return Notes Linked to Global Equity Basket due August 1, 2005; Strategic Return Notes Linked to the Select 10 Index due June 4, 2009; Accelerated Return Notes Linked to the Nasdaq-100 Index due January 30, 2006; Medium-Term Notes, Series C, S&P 500 MITTS Securities due August 31, 2011; Accelerated Return Notes Linked to the Russell 2000 Index due October 31, 2005; and Medium-Term Notes, Series C, Accelerated Return Notes Linked to the Russell 2000 Index due June 30, 2006.

MERRILL LYNCH & CO., INC. ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Forward-Looking Statements
Certain statements in this Report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Management’s Discussion and Analysis in the 2004 Annual Report to Shareholders and throughout this Report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures Merrill Lynch may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1.	BUSINESS
Overview
      Merrill Lynch & Co., Inc.,1 a Delaware corporation formed in 1973, is a holding company that, through its subsidiaries and affiliates, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending and related products and services on a global basis. These products and services include:

•	securities brokerage, trading and underwriting;

•	investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;

•	wealth management products and services, including financial, retirement and generational planning;

•	asset management and investment advisory and related record keeping services;

•	origination, brokerage, dealer and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;

•	securities clearance, settlement financing services and prime brokerage;

•	equity, debt, foreign exchange and economic research;

•	private equity and other principal investing activities;

•	banking, trust and lending services, including deposit taking, consumer and commercial lending, including mortgage loans, and related services; and

•	insurance and annuities sales and annuity underwriting services.
      Merrill Lynch provides these products and services to a wide array of clients, including individual investors, small and large businesses, public companies, financial institutions, governments and government agencies.
      Merrill Lynch reports its results in three business segments: the Global Markets and Investment Banking group (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”).
      Merrill Lynch conducts business from various locations throughout the world. Merrill Lynch’s world headquarters is located at the World Financial Center in New York City, and its other principal United States business and operational centers are located in New Jersey and Florida. Merrill Lynch’s operations outside the United States are organized into four geographic regions: Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Canada; and Latin America. Merrill Lynch has a presence in 35 countries outside the United States, including offices in the following cities: Buenos Aires, Beijing, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Madrid, Melbourne, Mexico City, Milan, Paris, Sao Paulo, Singapore, Sydney, Tokyo, Toronto and Zurich.
      Merrill Lynch’s Management’s Discussion and Analysis and Consolidated Financial Statements and the Notes thereto in the Merrill Lynch 2004 Annual Report to Shareholders (“2004 Annual Report”) include:

•	financial information concerning Merrill Lynch for each of the three fiscal years ended on the last Friday in December 2004, 2003 and 2002;

•	a description of the principal sources of consolidated net revenues;

•
the amount of total net revenues contributed by classes of similar services that accounted for 10% or more of consolidated net revenues in each of the three fiscal years ended on the last Friday in December 2004, 2003 and 2002; and

•	information with respect to Merrill Lynch’s business segments, business activities, services and the geographic markets within which Merrill Lynch operates.
      Management’s Discussion and Analysis and Consolidated Financial Statements and the Notes thereto are included as Exhibit 13 to this Report.

[1]
Unless the context otherwise requires, the term “Merrill Lynch” means Merrill Lynch & Co., Inc. and its consolidated subsidiaries. The term “ML & Co.” is used herein where appropriate to refer solely to Merrill Lynch & Co., Inc., the parent holding company.

      Merrill Lynch employed approximately 50,6002 people and total client assets were approximately $1.6 trillion at the end of 2004.
Available Information
      ML & Co. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Merrill Lynch) file electronically with the SEC. The SEC’s internet site is www.sec.gov.
      ML & Co.’s internet address is www.ml.com. ML & Co. makes available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, our website includes information concerning beneficial ownership of our equity securities by our executive officers and directors. Investors can find this information under “SEC Reports” through the investor relations section of our website which can be accessed directly at www.ir.ml.com. These reports are available through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch’s Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch’s Corporate Governance Guidelines, are also available on the investor relations section of our website. The information on Merrill Lynch’s websites is not incorporated by reference into this Report. Shareholders may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate secretary@ml.com.
Business Condition and Environment
      The financial services industry, in which Merrill Lynch is a leading participant, is extremely competitive and highly regulated. This industry and the global financial markets are influenced by numerous unpredictable factors. These factors include economic conditions, monetary and fiscal policies, the liquidity of global markets, international and regional political events, acts of war or terrorism, changes in applicable laws and regulations, the competitive environment and investor sentiment. In addition to these factors, Merrill Lynch and other financial services companies may be affected by regulatory and legislative initiatives that may impact the conduct of their business, including increased regulation, and by the outcome of legal and regulatory investigations and proceedings, including those described under Legal Proceedings in Part I, Item 3 of this Report. These factors can significantly affect the volatility of the financial markets. As a result, volumes, revenues and net earnings may vary significantly from period to period in our industry, particularly affecting businesses such as brokerage, trading, investment banking, commercial banking, wealth management and asset management.
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
      The financial services industry is also impacted by the regulatory and legislative environment. In 2004, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to internal control over financial reporting and current reporting requirements became effective and/or were adopted in their final form. The SEC also adopted rules and/or rule amendments that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers, and registration requirements for advisors to certain private investment pools, and it proposed rules that would modify the offering process for securities. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and qualifications, practices related to the initial public offering of equity securities, mutual fund trading, disclosure practices and auditor independence. Changing requirements for research may continue to affect the cost structure for such

[2]	Excludes 100 full-time employees on salary continuation severance at year-end 2004.

services. Both inside and outside the United States, there is continued focus by regulators and legislators on regulatory supervision of both commercial and investment banks as an industry and on an individual basis, especially in the areas of capital and risk management, and anti-money laundering.
Description of Business Activities
      Merrill Lynch’s business activities are grouped into three business segments: GMI, GPC and MLIM. GMI provides capital markets and investment banking products and services to corporate, institutional and government clients around the world. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses and employee benefit plans. MLIM manages financial assets for individual, institutional and corporate clients. Merrill Lynch’s Wealth Management Group enhances the linkage between GPC’s individual wealth business activities and related MLIM asset management business activities. Our business activities are conducted through numerous U.S. and non-U.S. entities, including the following principal subsidiaries:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated

•	Merrill Lynch International

•	Merrill Lynch Government Securities Inc.

•	Merrill Lynch Capital Services, Inc.

•	Merrill Lynch Investment Managers, L.P.

•	Merrill Lynch Investment Managers Limited

•	Merrill Lynch Bank USA

•	Merrill Lynch Bank & Trust Co.

•	Merrill Lynch International Bank Limited

•	Merrill Lynch Capital Markets Bank Limited

•	Merrill Lynch Mortgage Capital Inc.

•	Merrill Lynch Japan Securities Co., Ltd.

•	Merrill Lynch Life Insurance Company

•	ML Life Insurance Company of New York

•	Merrill Lynch Derivative Products, AG

•	ML IBK Positions Inc.
GLOBAL MARKETS AND INVESTMENT BANKING (“GMI”)
      GMI provides equity, debt and commodities trading, capital markets services, investment banking and strategic merger and acquisition advisory services to issuer and investor clients around the world. These business activities are conducted through a network of subsidiaries located inside and outside the United States, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and Merrill Lynch International (“MLI”). GMI provides issuer clients with services to help them raise capital through securities underwritings, private placements and loan syndications. It also makes a market in securities, derivatives, currencies and other financial instruments to satisfy client demand for these instruments, and for proprietary trading activities. Merrill Lynch has one of the largest equity trading and underwriting operations in the world and is a leader in the origination and distribution of equity products. GMI is also a leader in the global origination and distribution of fixed income products and provides clients with financing, securities clearing, settlement and custody services. In 2004, GMI continued to invest in strategic growth opportunities including commodities, commercial and residential mortgages, equity derivatives, portfolio trading, prime brokerage, secured financing, municipal bond trading and foreign exchange, all of which are anticipated to be continued focus areas in 2005.
      The Global Markets division combines the debt, equity and commodities sales and trading activities for investor clients, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients.
      GMI’s Global Markets structure includes the following businesses:

•
Global Principal Investments, Secured Finance and Real Estate Group — responsible on a global basis for asset-based lending, securitization and secured commercial real estate lending, collateralized mortgage obligations trading, as well as equity investments in real estate and other secured assets;

•
Global Rates Group — responsible on a global basis for interest rate derivatives, complex options, commodity derivatives, United States government and other Federal agency securities, obligations of other sovereigns, municipal securities, pass-through mortgage obligations trading, and debt financial futures and options;

•	Foreign Exchange Group — responsible on a global basis for all currency and related sales and trading activities;

•
Global Credit Products Group — responsible for all credit trading for money markets, investment grade debt, credit derivatives, structured credit products, syndicated loans, lending businesses, high-yield debt, distressed debt, and emerging markets debt on a global basis;

•	Global Commodities Group — responsible for commodity trading activities on a global basis;

•	Global Equity Trading Group — responsible for cash equity trading and trading activities in equity derivatives, exchange-traded options, convertibles and financial futures on a global basis;

•	Global Equity Financing & Services Group — responsible on a global basis for prime brokerage, stock loan, money manager services and clearing, settlement and custody functions; and

•	Global Investor Client Group — responsible for sales efforts across debt and equity products on a global basis.
      GMI’s Investment Banking structure includes the following businesses:

•	Global Origination — responsible for all origination activities across industries and sectors on behalf of GMI’s issuer clients on a global basis;

•	Global Capital Markets & Financing Group — responsible for all capital-related activities for GMI’s issuer clients, including equity and debt capital markets, corporate finance and public finance;

•
Leveraged Finance Group — responsible for all leveraged finance activities for issuers and investors, including high-yield bond and loan sales and trading, high-yield capital markets, financial sponsors coverage, leveraged finance origination and loan syndication;

•	Global Financial Institutions Group — responsible for all origination and investment banking activities for financial institutions on a global basis;

•	Global Mergers and Acquisitions Group — responsible for strategic advisory and mergers and acquisitions activities on a global basis; and

•	Executive Client Coverage Group — senior client relationship managers who focus exclusively on strengthening relationships and maximizing opportunities with key clients.
      Other businesses within GMI include Merrill Lynch Global Private Equity and bank lending. For a full description of GMI bank lending activities, please see the “GMI Lending Activities in the United States” and “GMI Banking Activities Outside the United States” sections under Global Bank Group Activities in Part I, Item 1 of this Report.
      GMI has a presence in 27 countries. GMI’s activities inside the United States are conducted primarily from Merrill Lynch’s headquarters in New York City and from other office locations throughout the United States. GMI’s activities outside the United States are primarily conducted through MLI, which has a significant presence in London, Merrill Lynch Japan Securities Co., Ltd., which has a presence in Tokyo, and through locally established affiliates strategically located throughout the world.
Investment Banking Activities:
      Merrill Lynch is a leading global investment banking firm that participates in virtually all aspects of investment banking for corporate, institutional, government and municipal clients and acts in principal, agency and advisory capacities. Merrill Lynch provides a wide variety of financial services, including underwriting the sale of securities to the public, privately placing securities with investors, structured and derivative financing, project financing, and mortgage and lease financing. Its financial advisory services include advice on strategic matters, including mergers and acquisitions, divestitures, spin-offs, restructurings, capital structuring, leveraged buyouts and defensive projects.
      In connection with its investment banking activities, including the underwriting and private placement of securities, Merrill Lynch from time to time has taken principal positions in transactions and has extended credit to clients through the purchase of senior and subordinated debt, provided bridge financing on a select basis and participated in both syndicated loans and credit facilities and credit lines for commercial paper programs for certain corporate issuers. Before engaging in any of these financing activities, an analysis is performed to ascertain the underlying creditworthiness of the particular client and the liquidity of the market for the securities that may be issued in connection with any such financings and to determine the likelihood of refinancing within a reasonable period of time. In addition, equity interests in the subject companies from time to time are acquired as part of, or in connection with, such activities.
      According to league table results published by Thomson Financial Securities Data that are derived from statistics based on full credit to book managers, in 2004 Merrill Lynch ranked sixth in global debt underwriting and fourth in global equity and equity-linked underwriting with market shares of 6.4% and 8.6%, respectively. Merrill Lynch ranked fourth in global completed mergers and acquisitions in 2004 with a market share of 20.9%. In GMI, the focus in investment banking continues to be on higher margin activities balanced with aggregate market share goals. Additional market share information is disclosed in Management’s Discussion and Analysis on page 26 of the 2004 Annual Report.
Brokerage, Dealer and Related Activities:
      In the United States, MLPF&S is a broker (i.e., acts as agent) for corporate, institutional, government, and private clients, and is a dealer (i.e., acts as principal) in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the over-the-counter markets. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high-yield bonds, municipal securities, futures and options, including option contracts for the purchase and sale of various types of securities. Merrill Lynch, through MLPF&S, MLI and various other subsidiaries, is a dealer in equity and fixed income securities of a significant number of U.S. and non-U.S. issuers, in government obligations of the United States and other sovereigns, in U.S. municipal securities, in mortgage-backed and asset-backed securities and in loans and related financial instruments.
      As part of its trading activities, Merrill Lynch places its capital at risk by engaging in block positioning to facilitate transactions in large blocks of listed and over-the-counter securities and by engaging, from time to time, in proprietary transactions for its own account. In its block positioning activities, Merrill Lynch purchases securities or sells them short for its own account, without having full commitments for their resale or covering purchase, thereby employing its capital to effect large transactions. In addition, Merrill Lynch facilitates various trading strategies involving the purchase and sale of financial futures contracts and options and, in connection with this activity, it may establish positions for its own account and risk. Merrill Lynch may also take proprietary positions for its own account, not in connection with block positioning or other customer facilitation.
      Merrill Lynch makes a market in Nasdaq and over-the-counter securities, including non-U.S. securities. Merrill Lynch’s U.S. listed and Nasdaq and international listed equity trading functions are integrated into separate units, which facilitates the trading of securities within a business sector, regardless of whether the securities are listed on the New York Stock Exchange or Nasdaq, or traded on the over-the-counter market. Outside the United States, MLI is a registered market maker and makes a market in the equity securities of the more actively traded non-U.S. companies. MLPF&S and MLI are also dealers in mortgage-backed, asset-backed and corporate and government fixed-income securities.
      Merrill Lynch Government Securities Inc. (“MLGSI”) is a primary dealer in obligations issued or guaranteed by the U.S. Government and regularly makes a market in securities issued by Federal agencies and other government-sponsored entities, such as, among others, Government National Mortgage Association, Fannie Mae and Freddie Mac. MLGSI deals in mortgage-backed pass-through certificates issued by certain of these entities and also in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers’ transactions. As a primary dealer, MLGSI acts as a counterparty to the Federal Reserve Bank of New York (“FRBNY”) in the conduct of open market operations and regularly reports positions and activities to the FRBNY.
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
Derivative Dealing and Foreign Exchange Activities:
      Merrill Lynch, through MLPF&S, MLI, Merrill Lynch Capital Services, Inc. (“MLCS”), Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), and Merrill Lynch Derivative Products AG (“MLDP”), acts as an intermediary and principal in equity, credit, interest rate, currency and other over-the-counter derivative transactions. MLI engages in equity and credit derivatives business in the over-the-counter markets. MLCS and MLDP are Merrill Lynch’s primary interest rate and currency derivative product dealers. MLI is Merrill Lynch’s primary credit and equity derivatives product dealer.
      MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors, and options. MLCS maintains positions in interest-bearing securities, financial futures and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLCS also engages, to a limited degree, in certain commodity-related transactions as a principal.
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
      MLCMBL, an Irish bank with branch offices in Frankfurt and Milan, acts primarily as a credit intermediary (with market risk hedged through various affiliates) for swap, options and other derivative transactions, and secondarily, as principal for a variety of debt derivative transactions. In addition to its derivatives activities, MLCMBL engages in advisory, lending, loan trading, and institutional sales activities.
      GMI’s Foreign Exchange Group, primarily through Merrill Lynch International Bank Limited (“MLIB”), provides foreign exchange trading services to corporations, other institutional investors and high-net-worth individuals in various countries. For this business, MLIB primarily operates out of its principal office in London, and through affiliated agents in New York and Tokyo.
Mortgage Activities:
      Merrill Lynch Mortgage Capital Inc. (“MLMCI”) is a dealer in whole loan mortgages, mortgage loan participations, mortgage loan servicing and syndicated commercial loans. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing the customers with temporary liquidity.
      Merrill Lynch Mortgage Lending, Inc. (“MLML”) is a commercial mortgage conduit that makes, and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors. MLMCI and MLML purchase prime, subprime, nonperforming and subperforming residential mortgage loans from originators of these loans and aggregates these loans for sale in the securitization market. In 2004, Merrill Lynch purchased Wilshire Credit Corporation, one of the leading companies in the subprime, nonperforming and reperforming residential mortgage special servicing markets. In 2004, MLIB acquired Majestic Acquisitions Limited (“MAL”), parent of a group of companies, including Mortgages plc, that provide mortgage lending, administration and servicing in the U.K. nonconforming residential mortgage market. It is expected that these acquisitions will accelerate the growth of GMI’s residential mortgage business and complement GMI’s existing whole loan trading and securitization activities. Currently, it is planned that Wilshire Credit Corporation and Mortgages plc will retain their names. Wilshire Credit Corporation will operate as a subsidiary of MLMCI.
Principal Investing and Structured Finance Activities:
      Merrill Lynch, through various subsidiaries, provides to its qualified institutional clients term, mezzanine and bridge financing which may be secured by performing, subperforming and nonperforming commercial real estate assets or mortgage loans, portfolios of residential real estate assets or mortgage loans, consumer receivables or other assets. Merrill Lynch, through various subsidiaries including ML IBK Positions, Inc., also makes proprietary investments in all levels of the capital structure of U.S. and non-U.S. companies, and in special purpose companies owning real estate, mortgage loans, consumer receivables and other assets, and may make direct equity investments in real estate assets, mortgage loans and other assets.

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
Futures Business Activities:
      Merrill Lynch’s futures business activity is conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships and/or has third-party clearing relationships with respect to all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States through affiliates and/or third-party clearing brokers. Other Merrill Lynch subsidiaries hold memberships on major commodity and financial futures exchanges and clearing associations outside the United States and may carry proprietary and/or customer positions in accounts maintained on their books. Futures and futures options transactions generally are executed by, cleared through and/or carried by MLPF&S or other Merrill Lynch subsidiaries engaged in futures activities. However, in certain contracts, or on certain exchanges, third party brokers are utilized to execute and clear trades. MLPF&S and several of its affiliates also may take proprietary market positions in futures and futures options in certain instances.
Commodities Business Activities:
      The commodities business activity is conducted through Merrill Lynch Commodities, Inc. (“MLCI”), Merrill Lynch Commodities (Europe) Limited (“MLCE”), Merrill Lynch Commodities (Europe) Trading Limited (“MLCETL”) and other subsidiaries. In November 2004, Merrill Lynch, through MLCI, acquired the commodities trading businesses of Entergy-Koch, LP, a venture of Entergy Corporation and privately-owned Koch Energy, Inc., a subsidiary of Koch Industries, Inc. It is expected that this transaction will position Merrill Lynch as a leader in energy trading, expanding its product offerings of natural gas, power and weather derivatives to institutional investor and corporate clients. Merrill Lynch expects to expand the business into other aspects of energy trading.
      MLCI and MLCE trade as principal in physically and financially settled natural gas and power markets and in weather derivatives. MLCI and MLCE also assist clients in managing energy risk. MLCETL acts as arranger and agent for MLCE and other subsidiaries in connection with commodity trading activities outside the United States. MLCI holds a membership on a major commodity exchange in the United States.
Securities Finance, Settlement and Clearance and Prime Brokerage:
      Merrill Lynch provides financing to clients, including securities lending, margin lending and other extensions of credit such as fund of fund financing, and repurchase and derivative transactions in connection with prime brokerage services. In a margin-based transaction, Merrill Lynch extends credit for a portion of the market value of the securities owned by the client or in its account up to the limit imposed by internal Merrill Lynch policies and applicable margin rules and regulations. Since Merrill Lynch may have financial exposure if a client fails to meet a margin call, margin loans made by Merrill Lynch generally are collateralized by securities in the client’s account. Financial reviews, margin procedures and other credit standards are used in an effort to limit any exposures resulting from this margin lending activity. Interest on margin loans is an important source of revenue for Merrill Lynch. To finance margin loans, Merrill Lynch uses funds on which it pays interest (including ML & Co. borrowings), funds on which it does not pay interest (including its own capital), funds derived from clients’ free credit balances and funds derived from rehypothecated client assets to the extent permitted by regulations, and funds derived from loaned securities.
      Merrill Lynch provides securities clearing services for its own account and for the account of its customers, third party broker-dealers and other professional trading entities, through its subsidiaries including MLPF&S and Merrill Lynch Professional Clearing Corp. (“ML PRO”). MLPF&S provides these services to approximately 100 unaffiliated broker-dealers. While the introducing broker-dealer firm retains all sales functions with its customers, MLPF&S services the customers’ accounts and handles all settlement and credit aspects of transactions. ML PRO clears transactions for specialists and market-makers on various national and regional stock exchanges and clears futures transactions for clients through a divisional clearing arrangement with MLPF&S. In addition, ML PRO clears transactions of arbitrageurs, customers and other professional trading entities. ML PRO also clears transactions for broker-dealers engaged in proprietary trading, for introducing brokers whose accounts are carried on a fully disclosed basis and for selected institutional accounts as direct accounts of ML PRO that transact business primarily on a prime brokerage basis.

      Merrill Lynch, through ML PRO, is a listed options electronic market-maker. The business is conducted through the International Securities Exchange, a fully electronic United States options platform. In 2004, GMI acquired ABN AMRO’s United States equities and options execution and clearing business. MLPF&S and ML PRO have entered into new agreements with a number of former clients of ABN AMRO to provide clearing services.
      As part of its Global Equity Financing & Services Group offering, Merrill Lynch provides origination services to investment managers and places their funds through its alternative investment marketing team. In its prime brokerage business, Merrill Lynch, through its MLPrimesm platform, services Merrill Lynch’s hedge fund clients offering eligible clients financing alternatives, risk management, profit and loss analytics, global securities lending and capital introduction.
Private Equity Investing Activities:
      Merrill Lynch Global Private Equity (“MLGPE”) is the private equity investment arm of Merrill Lynch, managing assets primarily for its own account and for that of certain investment partnerships of its employees. MLGPE has investments in companies in over 14 different countries, managed by a group that operates from offices in New York, London, Hong Kong, Sao Paulo, Bangkok and Sydney.
      MLGPE seeks to make equity and equity-related investments in select companies on a global basis with the objective of medium- to long-term capital appreciation. The group targets significant minority and control ownership positions in established businesses in a wide range of industries and regions, and invests on a stand-alone basis as well as with other investors. Investments may take the form of, among other things, private stock or asset purchases, corporate carve-outs, or buyouts (leveraged or otherwise) of public companies.
      MLGPE also manages certain Merrill Lynch-sponsored private equity funds for the benefit of third-party institutional and private clients.
      Merrill Lynch may underwrite, trade, invest and make markets in certain securities of companies in which MLGPE or Merrill Lynch-sponsored funds have invested, and may also provide financial advisory services to those companies or maintain a commercial relationship with them. The MLGPE employees who invest and manage the investment assets of MLGPE or Merrill Lynch-sponsored funds may participate in the gains on those investment assets.
GLOBAL PRIVATE CLIENT (“GPC”)
      GPC provides a full range of advice-based wealth management products and services to assist clients in managing aspects of their financial profile through the Total Merrill sm platform. GPC’s offerings include:

•	commission and fee-based investment accounts;

•	brokerage and investment advisory products and services;

•	credit products and consumer and small business lending;

•	banking and cash management services, including credit cards;

•	trust and generational planning;

•	retirement services; and

•	insurance products.
      GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced investment services and self-directed online accounts to align asset account structure with each client’s specific investment requirements and goals. In 2004, GPC continued the integration of its U.S. and non-U.S. private client businesses and its emphasis on segmentation, revenue diversification and operating leverage.
      GPC serves individual investors and small- and middle-market corporations and institutions through approximately 14,100 Financial Advisors (“FAs”) in approximately 630 offices around the world as of year-end 2004.
Brokerage, Dealer and Related Investment Activities:
      In the United States, GPC’s brokerage and advisory services are provided through MLPF&S. MLPF&S is a broker and a dealer in the purchase and sale of corporate equity and fixed income securities, money market instruments, government securities, alternative investment products, including hedge funds, private equity funds, and managed futures and exchange funds, municipal securities, futures and options. In addition, MLPF&S acts as a dealer in the distribution of mutual funds and closed end funds.

      GPC also provides discretionary and non-discretionary investment advisory services through MLPF&S. These advisory services include Merrill Lynch Consults® Service, the Merrill Lynch Mutual Fund Advisor® program, the Personal Investment Advisory Program, Merrill Lynch Global Selects, and the Merrill Lynch Mutual Fund Advisor Selects® program. GPC offers fee-based financial planning services, including the Financial Foundation® report.
      GPC also structures and sponsors a wide variety of investment products for qualified clients and enters into selling agreements to distribute third party sponsored funds. Through its HedgeAccess® product, Merrill Lynch offers qualified clients the opportunity to invest in a select, diverse group of single manager hedge funds and fund of funds with consistent terms and exchange privileges. These products are sold to both U.S. and non-U.S. high-net-worth investors.
Client Service:
      MLPF&S has established commission rates or fixed charges for all brokerage services that it performs. For certain accounts, however, its policy is to negotiate commissions based on economies of scale and the complexity of the particular trading transaction, and for its institutional customers, based on the competitive environment and trading opportunities. Clients may elect to enroll in a non-discretionary brokerage service called Unlimited Advantage®, which offers securities and investment transaction services, as well as other planning and account services, for an annual asset-based fee.
Total Merrill Wealth Management Platform:
      Through its Total Merrill platform, Merrill Lynch provides a fully integrated array of wealth management services, including consumer lending, mortgage lending and banking and cash management services. For a full description of GPC activities within the Global Bank Group, please see the “GPC Deposit Taking and Lending Activities in the United States” and “GPC Banking Activities Outside the United States” sections under Global Bank Group Activities in Part I, Item 1 of this Report.
      MLPF&S provides financing to GPC clients, including margin lending and other extensions of credit. See GMI Securities Finance, Settlement and Clearance and Prime Brokerage in Part I, Item I of this Report. Through the Beyond Banking® account, a Merrill Lynch customer has access to a special securities account product designed for everyday transactions, savings and cash management that combines Visa, check writing and ATM access with available advice and guidance. In 2004, Merrill Lynch began offering the Merrill+sm Visa credit card, in partnership with MBNA America Bank N.A., through its Financial Advisor and Private Wealth Advisory Network.
Client Accounts:
      Individual clients access the full range of GPC brokerage and advisory services through the CMA® account. At the end of 2004, there were more than 2.3 million CMA accounts with aggregate assets of approximately $645 billion. Small- and medium-sized businesses obtain a wide range of securities account and cash management services through the Working Capital Management Account® (“WCMA account”) and related services. The WCMA account combines business checking, borrowing (through MLPF&S or its affiliate, Merrill Lynch Business Financial Services Inc.), investment and electronic funds transfer services into one account for participating business clients. At the end of 2004, there were almost 114,000 WCMA accounts that, in the aggregate, had investment assets of almost $98 billion. Through Merrill Lynch OnLine®, clients can access their Merrill Lynch accounts, including account information, real time quotes, Merrill Lynch research and a variety of other investment information.
Financial Advisor and Private Wealth Advisor Network:
      Brokerage and advisory financial services are provided in the United States to GPC clients principally through the Financial Advisor network. Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products through a network of offices located in 28 countries. In certain countries such as the United Kingdom and Japan, clients can open accounts with Merrill Lynch affiliates that are locally regulated. Banking and trust services as well as asset management services are also offered to private clients in many countries.
      To be more responsive to client needs and enhance the quality of its clients’ experience, both inside and outside the United States, Merrill Lynch offers a multi-channel service model, more closely aligning its FAs with clients based on levels of investable assets. For example, its Private Wealth Advisors, FAs who have completed a rigorous accreditation program, focus on clients with more than $10 million of investable assets. For clients in the U.S. with less than $100,000 of investable assets, Merrill Lynch utilizes its Financial Advisory Center to more effectively serve these clients through a team based service platform with access by telephone and internet. GPC also has created International Financial Advisory Centers to more effectively serve non-U.S. clients with lower levels of investable assets.

      Merrill Lynch also provides electronic brokerage service through Merrill Lynch Direct®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct offers online equity and fixed income trading, mutual funds, access to Merrill Lynch and other research and a variety of online investing tools.
Retirement Services:
      The Merrill Lynch Retirement Group is responsible for approximately $329 billion in retirement assets for approximately 5.7 million individuals. These assets are held either in individual accounts or through one of approximately 29,000 workplace-based retirement programs covered by the group.
      MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts (“IRAs”) and through small business retirement programs such as the Merrill Lynch Simplified Employee Pension Plan and the Merrill Lynch Simple Retirement Account Plan. MLPF&S also provides investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In addition, Merrill Lynch offers Merrill Lynch Advice Access®, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the Financial Advisory Center or through Merrill Lynch’s Benefits Online® website. In 2004, Merrill Lynch announced a number of strategic alliances in order to expand retirement-related products and services, particularly in the areas of web-based delivery, enhanced systems and processing capabilities and actuarial and benefits consulting.
Insurance Activities:
      Merrill Lynch’s insurance activities primarily consist of Merrill Lynch Life Insurance Company (“MLLIC”) and ML Life Insurance Company of New York (“ML Life”) underwriting annuity products. These activities also include the sale of proprietary and non-proprietary life insurance and annuity products through Merrill Lynch Life Agency Inc. and other insurance agencies affiliated or associated with MLPF&S operating in the United States, Guam and the United States Virgin Islands. When conducting such sales, Merrill Lynch FAs act in the capacity of insurance agents representing the insurance company whose product is being sold.
      MLLIC, an Arkansas stock life insurance company, is authorized to underwrite life insurance and annuity products in 49 states, Puerto Rico, the District of Columbia, Guam and the United States Virgin Islands. ML Life, a New York stock life insurance company, is authorized to underwrite life insurance, annuities and accident and health insurance in nine states. At year-end 2004, MLLIC and ML Life had approximately $8.4 billion of life insurance in force and annuity contracts in force of more than $10.0 billion in value. In 2003, MLLIC and ML Life discontinued the underwriting of life insurance products. ML Life does not presently underwrite accident and health insurance products.
      Through agency agreements, licensed affiliate insurance agencies and other insurance agencies associated with MLPF&S sell life and health insurance and annuity products to MLPF&S customers. Approximately 15% of annuity sales consists of products underwritten by MLLIC and ML Life.
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
GPC Lending/Bank Activities:
      For a full description of GPC activities within the Global Bank Group, please see the “GPC Deposit Taking and Lending Activities in the United States” and “GPC Banking Activities Outside the United States” sections under Global Bank Group Activities in Part I, Item 1 of this Report.

MERRILL LYNCH INVESTMENT MANAGERS (“MLIM”)
      MLIM is among the world’s largest asset managers with approximately $496 billion of assets under management at the end of 2004. Firmwide assets under management at the end of 2004 total approximately $501 billion. The principal subsidiaries engaged in asset management activities conducted through the MLIM brand name are Merrill Lynch Investment Managers, L.P. (“MLIM LP”), Fund Asset Management, L.P. (“FAM”) and Merrill Lynch Investment Managers Limited (“MLIM Limited”).
      With portfolio managers located in the United States, the United Kingdom, Japan and Australia, MLIM:

•
manages a wide variety of investment products ranging from money market funds and other forms of short-term fixed income investments to long-term taxable and tax-exempt fixed income funds or portfolios, along a broad spectrum of quality ratings and maturities;

•	offers a wide array of taxable and tax-exempt fixed-income, equity and balanced mutual funds and segregated accounts to a diverse global clientele;

•	manages transitional portfolio restructurings for institutional clients changing investment objectives or managers; and

•	offers a wide assortment of index-based equity and alternative investment products.
      The investment performance results for over 70% of MLIM’s global assets under management were above benchmark or category median for the 1-, 3- and 5-year periods ending December 2004. Current industry standards typically measure investment results for institutional accounts against a benchmark (such as the S&P 500 Index) and investment results for retail mutual funds against competitor results ranked by quartile within investment category as reported by third-party organizations.
      MLIM’s clients include institutions, high-net-worth individuals and retail investors. MLIM-branded products are available through third-party distribution networks and the GPC distribution channel. MLIM also distributes certain of its products through GMI. MLIM maintains a significant sales and marketing presence both inside and outside the United States that is focused on acquiring and maintaining institutional investment management relationships by marketing its services to institutional investors both directly and through pension consultants, and establishing third-party distribution relationships.
      In the United States, the MLIM brand of mutual funds (except for its money market funds) generally is offered pursuant to the Merrill Lynch Select PricingSM system, which allows investors to choose from various pricing alternatives. At the end of 2004, MLIM provided global advisory services for mutual funds, unit investment trusts and other non-U.S. equivalent products totaling approximately $218 billion. MLIM’s international mutual fund ranges are based in a number of domiciles and cover a range of asset classes, including cash, bonds and equities. The primary retail fund range offered internationally is Merrill Lynch International Investment Funds (“MLIIF”). MLIIF are authorized for distribution in more than 25 jurisdictions worldwide.
      MLIM manages separate accounts for high-net-worth retail investors. MLIM also manages assets for governments, pension funds, endowments and other institutional investors in a wide variety of active and passive strategies relating to both equity and fixed-income assets. At the end of 2004, MLIM managed a total of approximately $38 billion in retail separate accounts and $240 billion in institutional accounts.
      MLIM also offers a wide assortment of alternative investment products such as structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high-net-worth retail and institutional investors. At the end of 2004, assets under management included approximately $11.3 billion of client capital committed to and approximately $8.2 billion invested in alternative investment products.
OTHER BUSINESS ACTIVITIES
Global Bank Group Activities:
      The Merrill Lynch Global Bank Group provides the management platform for Merrill Lynch’s banking products and services worldwide. Banks in the United States within this group include Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLBT” and with MLBUSA, the “ML U.S. Banks”). Both are state chartered depository institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and both are wholesale banks for Community Reinvestment Act purposes. International banks in the group include MLIB, MLCMBL, Merrill Lynch Capital Markets AG, Merrill Lynch Bank (Suisse) S.A. and Merrill Lynch Bank and Trust Company (Cayman) Limited (“MLBT Cayman”). At year-end 2004, the ML U.S. Banks (including subsidiaries) had total assets of approximately $80.0 billion and the international banks (including subsidiaries) had total assets of approximately $39.3 billion.

GPC Deposit Taking and Lending Activities in the United States
      Deposit Taking:
      The ML U.S. Banks offer certificates of deposit, transaction accounts and money market deposit accounts. They also issue VISA debit cards. The ML U.S. Banks derive the majority of their deposits from GPC securities brokerage clients. Rates for certain deposit products are based on the scope of the clients’ relationships with Merrill Lynch as defined by the value of the deposits and other assets in their accounts. The combined ML U.S. Banks’ deposits were approximately $66 billion at year-end 2004. The ML U.S. Banks’ deposits are utilized by MLBUSA for its own lending and investment activities and for the lending activities of its subsidiaries. MLBT uses deposit funding to purchase residential mortgage loans and securities-based loans originated by MLBUSA and its subsidiaries. The ML U.S. Banks also utilize deposits to invest in a high credit quality investment securities portfolio.
      Residential Mortgage Lending Activities:
      Merrill Lynch Credit Corporation (“MLCC”), a wholly-owned subsidiary of MLBUSA headquartered in Jacksonville, Florida, offers residential mortgage financing throughout the United States. MLCC offers clients a full range of credit products including first mortgage loans, home equity lines of credit and construction-to-permanent home financing, enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. MLCC offers a variety of adjustable-rate, fixed-to-adjustable-rate and fixed-rate mortgages. In 2004, MLCC announced the Blended-RateSM mortgage, a new adjustable-rate product that combines the historically lower rates of an adjustable-rate mortgage with certain attributes of fixed-rate home financing for an initial term. These products are delivered primarily through a long-term outsourcing arrangement with PHH Mortgage Corporation, formerly Cendant Mortgage Corporation, (“PHH”) in which PHH performs substantially all of the origination processing functions on behalf of MLCC. Merrill Lynch employees remain engaged in the sales, marketing and distribution of MLCC mortgages, and these financing solutions are offered to Merrill Lynch clients through Merrill Lynch’s FAs, the Financial Advisory Center and websites. Additionally, MLCC acquires a portion of its loans through its correspondent group, which acquires residential mortgages from third parties. MLCC is a major participant in the residential jumbo mortgage market in the U.S. All of MLCC’s loans are serviced or sub-serviced by PHH at its servicing headquarters located in Mt. Laurel, New Jersey.
      Business Financial Services:
      Merrill Lynch provides cash management and business financing services to small- and mid-sized businesses. It provides cash management services through the WCMA account, a brokerage account with MLPF&S that integrates cash management, investing and financing through one account. For additional information about WCMA accounts at MLPF&S, see GPC Client Accounts in Part I, Item 1 of this Report.
      Merrill Lynch Business Financial Services Inc. (“MLBFS”), a wholly-owned subsidiary of MLBUSA, originates commercial financing for qualifying small- and mid-size businesses, including lines of credit and reducing revolver loans through the WCMA Commercial Line of Credit and the WCMA Reducing Revolversm Loan, respectively. MLBFS also assists its qualifying business clients with equipment financing, owner-occupied commercial real estate and other specialized financing needs. At the end of 2004, total outstanding loans and unfunded commitments held by MLBFS (exclusive of its Merrill Lynch Capital division) and its affiliate, MLBC, Inc., were more than $5.4 billion and $3.4 billion, respectively, of which approximately 97.9% and 90.4%, respectively, were secured by assets pledged by clients.
      Securities Based Lending:
      MLBUSA offers securities-based loans primarily to individual clients. These loans are separate and distinct from margin loans available to clients from MLPF&S. Securities-based loans are collateralized by eligible securities held in MLPF&S securities brokerage accounts which are pledged by the borrower or a guarantor. The interest rates on securities-based loans are tied to a variable index, such as LIBOR, although some loans may have a fixed rate of interest. In April 2004, MLBUSA launched the Loan Management Accountsm, a single account, which is separate from MLPF&S investment and brokerage accounts, where different types of securities-based loans can be established, including a line of credit, term loans and letters of credit.
      Transfer Agency Services:
      Financial Data Services Inc., a wholly-owned subsidiary of MLBT, is a registered transfer agent and provides support and services for both Merrill Lynch and non-Merrill Lynch mutual fund products.
GMI Lending Activities in the United States
      Some Global Bank Group commercial lending and finance activities are sourced through GMI and include syndicated and bridge financing, asset based lending, commercial real estate lending, equipment financing, and standby or “backstop” credit in various forms (including syndicated and bilateral loans and lines of credit and standby letters of credit) for large institutional clients generally in connection with their commercial paper programs. The Credit and Commitments Group is responsible for the ongoing management of parts of Merrill Lynch’s syndicated loan portfolio, including portions of the commercial lending portfolio of the Global Bank Group. The Credit and Commitments Group also provides various services including borrower surveillance, documentation management, loan administration and credit risk hedging and loan sales activities.
      The Global Bank Group also provides corporate finance, healthcare finance, commercial real estate and equipment financing lending to qualifying mid- and large-sized business clients through the Merrill Lynch Capital division of MLBFS. At the end of 2004, total outstanding loans and unfunded commitments held through the Merrill Lynch Capital division by MLBFS and its affiliates were more than $5.8 billion and $2.7 billion, respectively, of which approximately 97.9% and 94.5%, respectively, were secured by assets pledged by clients.
GPC Banking Activities Outside the United States
      MLIB, an authorized credit institution under the U.K. Financial Services and Markets Act 2000, provides collateralized (including mortgage) lending, letter of credit, guarantee and foreign exchange services to, and accepts deposits from, international private clients. In addition, it has a number of branch offices in which FAs provide services to investors and various affiliated entities.
      MLBT Cayman, licensed as a Bank & Trust company under the laws of the Cayman Islands, provides trust services and accepts current and time deposits from international private clients.
      Merrill Lynch Bank (Suisse) S.A. is a Swiss licensed bank, providing a full array of banking, asset management and brokerage products and services, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and discretionary portfolio management services to international private clients.
GMI Banking Activities Outside the United States
      Commercial lending through banks outside of the United States is conducted through MLCMBL and MLIB, as well as through other non-bank Merrill Lynch affiliates. For a description of additional capital markets activities conducted by MLCMBL and MLIB, please see GMI Derivative Dealing and Foreign Exchange Activities in Part I, Item 1 of this Report.
Research Services:
      The Global Securities Research & Economics Group provides equity, debt, foreign exchange and economic research services on a global basis to Merrill Lynch’s institutional and individual client sales forces and their customers. This group distributes fundamental equity and fixed-income research, economic analyses, technical market and quantitative analyses, equity-linked securities research and investment strategy recommendations covering both equity and fixed-income markets.
      Merrill Lynch’s rating system for equity securities offers investors three components to consider in assessing stocks: (1) the 0-to-12-month investment recommendation based on clearly defined levels of total return, including price appreciation potential; (2) the projected risk as measured by potential price volatility; and (3) the dividend outlook.
      Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals in 20 countries cover approximately 2,600 companies. Current information and investment opinions on these companies, as well as on industry sectors and countries, are available to Merrill Lynch’s individual and institutional customers through their FAs and account executives and various electronic sources, including Merrill Lynch’s websites.
      The Global Securities Research & Economics Group is organized across the following disciplines: Strategy and Economics; Fixed-Income and Equity-Linked Research; Fundamental Equity Research; and Wealth Management Strategy. Each region has a Research Recommendations Committee to oversee its Fundamental Equity investment recommendations. In November 2003, The Global Securities Research & Economics Group formed the GPC Research Investment Committee (“RIC”). The RIC, in partnership with senior members of GPC management, reviews the disciplines and views of Merrill Lynch’s macroeconomic specialists to assist Research in focusing on providing targeted research to GPC clients.
      Over the previous three years, the research function at integrated broker-dealers has been the subject of substantial regulatory and media attention. As a result of regulatory and legal mandates, as well as firm initiatives, Merrill Lynch has enacted a number of new policies to enhance the quality of its research product including: modifying the compensation system for research analysts; forming regional Research Recommendations Committees to review fundamental equity analysts’ investment recommendations;

adopting a new, simplified securities rating system; implementing new policies and procedures to comply with all legal requirements, including those limiting communications between equity research analysts and investment banking and other origination personnel; and adding additional disclosures on research reports regarding potential conflicts of interest. Merrill Lynch also has appointed an independent consultant who identifies independent third-party research providers to provide fundamental research on certain companies covered by Merrill Lynch. This research is made available to Merrill Lynch individual clients in the U.S. and, upon request, to institutional clients in the U.S. in accordance with legal requirements.
      The compensation system for research analysts includes an evaluation of the performance of analysts’ recommendations, including the extent to which the analyst’s insights and recommendations have benefited investors. The compensation of all analysts responsible for the substance of an equity research report is required to be reviewed and approved by a committee reporting to the Board of Directors of MLPF&S. The Management Development and Compensation Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, also reviews evaluation and compensation policies and processes applicable to research analysts to ensure compliance with legal and regulatory requirements. Additionally, the Audit Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, reviews budgeting and expense allocation processes applicable to the Global Securities Research & Economics Group to ensure compliance with legal and regulatory requirements. Merrill Lynch’s Investment Banking Group has no input into research analyst compensation.
Strategic Growth Initiatives
      Merrill Lynch has made investments and strategic acquisitions to grow revenues and earnings and further diversify revenue sources across and within asset classes and geographies. Throughout 2004 Merrill Lynch invested to enhance its operating platform so that the firm can better serve the full breadth of client needs, further diversify and grow its revenues and profits, expand areas that complement existing scale and expertise, and address areas where market share, product range or efficiency can be improved. Management strives to identify industry trends early, carefully control expenses and capital allocation, and actively monitor and measure the progress of these initiatives to enhance the probability of success. The strategic initiatives listed below are central to this strategy of disciplined growth.
GMI:
      GMI invested to build a presence in key asset classes where it was previously under-invested or did not have a presence at all, while becoming more focused on providing superior execution and service. In GMI’s Global Markets business, growth initiatives emphasize diversifying revenue sources across asset classes and regions in both fixed income and equity trading, while increasing the proportion of proprietary trading in certain asset classes. Primary areas of focus have included secured financing, principal investing, emerging markets debt, credit and other fixed income derivatives, foreign exchange, high-yield products, commodities, portfolio trading, equity derivatives and prime brokerage. These initiatives include investments in personnel, infrastructure and technology. Select strategic investments or acquisitions may be used to accelerate the process of growth within various areas of the business. Acquisitions in 2004 included:

•
GMI’s acquisition of ABN AMRO’s U.S. equities and options execution and clearing business. This acquisition is expected to accelerate GMI’s efforts to build its options clearing business, expand its client base and enhance services that are provided to clients in these businesses.

•
GMI’s acquisition of Wilshire Credit Corporation, one of the leading companies in the subprime, nonperforming and reperforming residential mortgage special servicing markets. This acquisition is expected to accelerate the growth of GMI’s residential mortgage business and complement its existing whole loan trading and securitization activities. In addition, the acquisition is expected to enable GMI to significantly grow its principal investment business and expand into new product areas including the servicing of nonperforming, reperforming, and closed-end second mortgages.

•
GMI’s acquisition of Mortgages plc, a specialist lender in the U.K. consumer finance market that originates and services non-conforming residential loans. The acquisition of Mortgages plc will allow GMI to enter the consumer finance sector in the U.K. to source and service mortgage loans.

•
GMI’s acquisition of the commodities trading businesses of Entergy-Koch, LP, a venture of Entergy Corporation and privately-owned Koch Energy, Inc., a subsidiary of Koch Industries, Inc. This transaction is expected to position Merrill Lynch as a leader in energy trading, expanding its product offerings of natural gas, power and weather derivatives to institutional investor and corporate clients. Merrill Lynch expects to expand the business into other aspects of energy trading.

      In Investment Banking, GMI has emphasized strengthening its leading presence in industry groups such as financial institutions, real estate and energy and power, while also building its coverage in the consumer retail and industrial companies. GMI has also expanded its investment banking presence to cover middle market companies, and continues to fill gaps in areas where Merrill Lynch is under-represented such as leveraged finance and corporate derivatives. Geographically, GMI’s priorities in investment banking include Germany, France, Japan, and China.
GPC:
      Growth initiatives in GPC have emphasized improving the array of value-added products and services Merrill Lynch Financial Advisors offer clients, as well as enhancing distribution capacity.
      Merrill Lynch’s Total Merrill financial management platform, providing an integrated array of wealth management services, is intended to broaden and enhance existing relationships and attract new clients in the United States. The Beyond Banking product, part of the Total Merrill relationship, offers clients a comprehensive and convenient cash management solution including nationwide ATM access, checking, direct deposit and charge cards. Included in the Total Merrill platform is the Merrill+sm Visa credit card launched in April 2004 with MBNA America Bank N.A. As part of its strategic partnership, a full line of unsecured Merrill Lynch branded credit cards are being marketed and serviced by MBNA for Merrill Lynch clients. MBNA is also marketing Merrill Lynch products and services to certain of its customers.
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
      In March 2004, Merrill Lynch announced an alliance with McCamish Systems to offer non-qualified deferred compensation plan sponsors and participants investment and advisory services combined with systems and processing capabilities.
      In April 2004, Merrill Lynch announced a joint initiative with Milliman to offer defined benefit actuarial and administration clients consulting and investment services combined with defined benefit administration, actuarial and benefits consulting services.
      GPC remains focused on building its non-U.S. business, focusing on the Latin American and Asian markets as well as improving profitability in the EMEA region.
MLIM:
      MLIM continued to focus on growing revenues, sustaining solid profitability and maintaining strong investment performance in 2004. Its growth strategy has emphasized broadening its third party distribution and developing innovative asset management products to enhance sales through both proprietary and non-proprietary channels.
      A strong area of growth for MLIM in 2004 continued to be third party retail mutual fund sales in Europe and Asia. MLIM has focused on further expanding this distribution channel, as well as the U.S. non-proprietary and institutional channels. MLIM also launched a joint venture fund management company in 2004 with BOC International China Limited and BOC International Holdings, a wholly-owned subsidiary of the Bank of China Group. Through this partnership, MLIM expects to achieve strategic entry into China’s investment management market alongside a financial institution in the region.
      During 2004, MLIM initiated the launch of several new products and services. Two innovative asset allocation platforms were launched, the Funds Diversified Portfolios (“FDP”) brokerage service and the Wealth Diversified Portfolios (“WDP”) investment advisory account, to complement MLIM’s offering within GPC’s Consults Diversified Portfolios advisory service. These services offer clients diversification, rebalancing and professional asset allocation recommendations for a range of risk profiles across the full range of account sizes from the $15,000 minimum account size within FDP all the way up to the $1 million minimum account size for WDP. MLIM also introduced Multi-Strategy Hedge Opportunities LLC, its first fund-of-hedge-funds portfolio registered with the SEC. These initiatives are examples of MLIM’s focused strategy to deliver innovative products, services, and investment management solutions for its clients.

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
Regulation
Holding Company Supervision:
      On June 8, 2004, the SEC adopted rule amendments under the Securities Exchange Act of 1934 that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers. These amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms that have comprehensive internal controls and risk management practices in place to use their mathematical risk models to calculate certain regulatory capital charges. Further, these amendments establish consolidated supervision of the broker-dealer’s holding company on a group-wide basis. The rule amendments respond in part to the European Union (“EU”) Financial Conglomerates (or “Financial Groups”) Directive effective from January 1, 2005. Under that directive, financial groups that conduct business through regulated financial entities in the EU must demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. In respect of the EU Financial Groups Directive, the UK Financial Services Authority has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch.
      The application filed with the SEC by MLPF&S, the firm’s principal U.S. broker-dealer, under the net capital rule amendments was approved on December  23, 2004. As a result, effective January 1, 2005 MLPF&S is able to use the alternative methods of computing market and credit risk capital charges, and, as a condition of using these methods, Merrill Lynch has consented to group-wide supervision by the SEC. As such, Merrill Lynch will compute allowable capital and allowances thereto; permit the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and adopt various additional SEC reporting, record keeping, and notification requirements. Merrill Lynch is now referred to as a Consolidated Supervised Entity (“CSE”). Merrill Lynch expects that being a CSE will likely impose additional costs and impact decisions relative to monitoring capital adequacy.
      Merrill Lynch continues to work closely with regulators to assess the impact of compliance with the new Basel II capital standards, which the Basel Committee on Banking Supervision adopted in June 2004. Merrill Lynch, like all other large financial services firms, is actively analyzing the Basel II framework and related implementation costs. As rules governing implementation of Basel II are released, Merrill Lynch expects to begin the process of complying with the new framework.

Regulation of Merrill Lynch Business Activities:
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

•
These regulatory agencies in the United States include, among others, the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Energy Regulatory Commission (“FERC”), the FDIC, the Municipal Securities Rulemaking Board (“MSRB”), the State of New Jersey Department of Banking and Insurance (“NJDBI”), the State of New York Banking Department (“NYSBD”), the State of Utah Department of Financial Institutions (“UTDFI”) and the Office of Thrift Supervision (“OTS”).

•
Outside the United States, these regulators include the Financial Services Authority in the United Kingdom (“FSA”); the Irish Financial Services Regulatory Authority; the Federal Financial Supervisory Authority in Germany; the Commission Bancaire, the Comite des Establissements de Credit et des Enterprises d’Investissement and the Autorite des marches financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange; the Japanese Financial Services Agency; the Monetary Authority of Singapore; the Office of Superintendent of Financial Institutions in Canada; the National Securities Commission in Argentina; the Securities and Exchange Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

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
      The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch affiliates. Additional information regarding certain net capital requirements is set forth in Note 15 to the Consolidated Financial Statements in the 2004 Annual Report.
      In 2004 the SEC approved rule changes by the NYSE and the NASD relating to business continuity and contingency planning. Both the NYSE and NASD rules require member firms to: develop and maintain business continuity plans identifying procedures to be followed in the event of an emergency or significant business disruption; conduct annual reviews to determine whether modifications to their plans are necessary; provide customers with a summary of the plans at account opening and upon request; and designate a senior officer (two senior officers in the case of the NASD) as the contact in case of an emergency. Merrill Lynch has established plans and procedures designed to comply with these new rules.
      In 2003 Merrill Lynch formed the Special Structured Products Committee as part of its agreement with the Department of Justice. This Committee, which is comprised of senior managers across business, support and risk functions, reviews a variety of transactions with the objective of advancing the appropriateness and integrity of client transactions.
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
     Sarbanes-Oxley and Related Rules:
      Aspects of Merrill Lynch’s public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and certain related regulations and rules proposed and/or adopted by the SEC, the NYSE and other self-regulatory organizations. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that Merrill Lynch’s financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off-balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the audit committee of our Board of Directors includes an audit committee financial expert. Related rules proposed by the NYSE and other self regulatory organizations were approved by the SEC in 2003 and 2004 and require that the Chief Executive Officer certify compliance with applicable corporate governance standards. These rules require listed companies to, among other items, adopt corporate governance guidelines and a code of business conduct, tighten applicable criteria for determining Board, director and audit committee member independence, and increase the authority and responsibilities of the audit committee.
      Section 404 of Sarbanes-Oxley requires that Merrill Lynch’s management make an assertion as to the effectiveness of its internal control over financial reporting in the 2004 Annual Report. Merrill Lynch’s independent auditors are also required to attest to management’s assessment and to render an audit report on the effectiveness of Merrill Lynch’s internal control over financial reporting, each of which is to be included in this Report. In preparation for this requirement, during 2003, Merrill Lynch formed a Project Management Office, to facilitate ongoing internal control reviews, coordinate the documentation process for these reviews, provide direction to the business and control groups involved in this initiative and assist in the assessment and remediation of any identified weaknesses in internal controls over financial reporting. Merrill Lynch also formed a Steering Committee comprised of senior management from Merrill Lynch’s Finance, Corporate Audit, Risk Management, Operations, Technology and Legal functions. This Committee is responsible for reviewing the progress of the Sarbanes-Oxley Section 404 compliance initiative and directing the efforts of the Project Management Office. During 2004, Merrill Lynch conducted training for business and control groups, documented its processes and also conducted internal control reviews. For a discussion of Section 404 of Sarbanes-Oxley see Controls and Procedures in Part II, Item 9A of this Report.
     Mutual Fund Industry Regulation:
      During 2003 and continuing into 2004, abuses by certain participants in the mutual fund industry, including those relating to market timing, late trading, selective disclosure, and certain sales related practices prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and adopted rules to require enhanced disclosure and supervision of market timing policies and pricing. In addition, the SEC proposed and adopted rules requiring additional disclosure concerning portfolio managers, breakpoint discounts on the sale of fund shares, and the process for approving advisory contracts, as well as enhanced periodic reports. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and requiring that funds designate a single chief compliance officer. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses and therefore adversely affect the profitability of these businesses.
     Research Related Regulation:
      The SEC’s Regulation Analyst Certification (“Regulation AC”) requires research analysts to certify that the opinions expressed by them in research reports accurately reflect their views on the securities and issuers discussed in the research report and that they have not been compensated for the specific recommendations or views contained in the report. Regulation AC also requires analysts to make substantially equivalent certifications on a quarterly basis to their firm with respect to recommendations and views expressed on securities and issuers by them in public appearances during that quarter.

      Additionally, the NYSE and the NASD adopted new rules relating to equity research, including a new registration requirement for equity analysts. Also, pursuant to the requirements of Sarbanes-Oxley, the NYSE and NASD adopted rules requiring additional disclosures to be made in research reports and in analysts’ public appearances relating to potential conflicts of interest that may arise from the firm’s non-investment banking business relationships with covered companies. These new disclosure rules became effective in April 2004. Additionally, Merrill Lynch has added disclosure on research reports to provide investors with additional information about potential conflicts of interest in response to the requirements of regulators outside of the U.S.
      In connection with global regulatory settlements relating to investment banking and research practices, Merrill Lynch and several other major investment banking firms adopted a policy of prohibiting the allocation of “hot issue” initial public offerings to executive officers or directors of any U.S. public company, or their immediate family members.
     Client Information Regulation:
      Broker-dealers and certain other financial institutions are subject to the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”), which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires broker-dealers and other financial institutions to establish anti-money laundering compliance programs which must include policies and procedures to verify client identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Merrill Lynch has established policies, procedures and systems designed to comply with these regulations. Among other initiatives, Merrill Lynch adopted a Customer Identification Program in October 2003. Compliance with the Act may result in additional financial expenses for financial institutions, including Merrill Lynch, and may subject firms to additional liability.
      Additionally, in May 2003, the SEC’s Client Data Validation rule became effective requiring brokerage firms to provide clients with a confirmation of certain data used for making investment recommendations or suitability determinations with respect to an account.
      Financial institutions, including Merrill Lynch, have also become subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach-Bliley Act in the United States and the European Union Data Protection Directive in EU countries. Merrill Lynch has adopted additional policies and procedures in response to such requirements and may experience incremental operating and technology costs as a result.
     Additional Regulation of Certain U.S. Entities:
      MLPF&S and ML PRO are registered futures commission merchants and, as such, are regulated by the CFTC and the National Futures Association (“NFA”). The CFTC and the NFA impose net capital requirements on these companies. In addition, these companies are subject to the rules of the futures exchanges and clearing associations of which they are members.
      MLCI is subject to regulation by the FERC, CFTC and other agencies with respect to certain aspects of its activities. MLCI is also a member of the New York Mercantile Exchange and is subject to its rules.
      Each of Merrill Lynch Alternative Investments LLC and Merrill Lynch Investment Managers LLC is registered with the CFTC as a commodity pool operator and a commodity trading advisor and each is a member of the NFA in such capacities. IQ Advisors is registered with the CFTC.
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
      MLBUSA is regulated primarily by the UTDFI and the FDIC. MLBFS, MLCC and Merrill Lynch Private Finance Ltd. are wholly-owned subsidiaries of MLBUSA, and certain of their activities are regulated and subject to examination by the FDIC and the UTDFI. In addition to Utah and the FDIC, MLCC is also licensed or registered to conduct its lending activities in 29 other jurisdictions and MLBFS is licensed or registered in eight jurisdictions, subjecting each to regulation and examination by the appropriate authorities in those jurisdictions. Merrill Lynch Trust Company, FSB, a federal savings bank, is subject to regulation by the OTS and, in addition, is an investment adviser subject to regulation by the SEC.
      Merrill Lynch’s insurance subsidiaries are subject to state insurance regulatory supervision. ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.
      MLML is licensed or registered to conduct its commercial mortgage conduit business and its residential mortgage trading business in 15 jurisdictions.
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
      Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission, the FSA and the NYSBD. MLBT Cayman is regulated by the Cayman Monetary Authority and the Florida Department of Banking. Banco Merrill Lynch S.A. is also regulated by the Brazilian Central Bank. Additionally, Merrill Lynch Reinsurance Solutions Ltd. and Merrill Lynch Credit Reinsurance Limited, subsidiaries engaged in insurance, reinsurance and financial products activities, are regulated by the Bermuda Registrar of Companies.
      MLI and MLIB (including certain subsidiaries of MAL) are regulated and supervised in the United Kingdom by the FSA and in certain other jurisdictions, by local regulators. MLCMBL, which engages in the derivatives business, is regulated by the Irish Financial Services Regulatory Authority. MLIB and MLCMBL are also subject to regulation by the NYSBD. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investments Commission or the Australian Prudential Regulatory Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the Financial Services Agency as well as other Japanese regulatory authorities.
      MLCE is a member of the International Petroleum Exchange, Nordpool and other exchanges and is subject to their rules. MLCETL is regulated in the United Kingdom by the FSA.
      Merrill Lynch Canada Inc. is an investment dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. It is also a member of all major Canadian exchanges and is subject to their rules and regulations.
      The business of MLIM Limited and other non-U.S. investment advisors is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are regulated by the FSA and, in other jurisdictions, by local regulators. Several of MLIM’s international funds (including MLIIF) are regulated for public distribution under the 1985 European Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”). This directive was amended in October 2001 by two further directives (“UCITS III”) and the changes are gradually being implemented by the Member States of the European Union. All UCITS funds must be or have converted to UCITS III by a certain date. The relevant date for MLIIF is February 2007. MLIIF intends to convert to UCITS III in 2005.
      Merrill Lynch’s activities in Mexico, Brazil and Argentina are regulated by their respective securities commissions and exchanges as well as other regulatory authorities.

ITEM 2.	PROPERTIES
       Merrill Lynch has offices in various locations throughout the world. Other than those described below as being owned, substantially all Merrill Lynch offices are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is the location and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities supports various Merrill Lynch business segments. Information regarding Merrill Lynch’s property lease commitments is set forth in “Leases” in Note 11 to the Consolidated Financial Statements in the 2004 Annual Report.
Principal Facilities in the United States:
      Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Merrill Lynch affiliates lease the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in the North Tower. As of December 2004, Merrill Lynch occupies the entire North Tower and approximately 20% of the South Tower.
      In New York City, MLPF&S leases 662,000 square feet in lower Manhattan. The lease for these premises expires in 2007. Merrill Lynch occupies 80% of a 760,000 square foot building at 222 Broadway that is owned by a Merrill Lynch subsidiary. In New Jersey, a Merrill Lynch affiliate owns a 669,000 square foot office building in Plainsboro. In August 2004 this affiliate sold the adjacent hotel, conference and training center. In March 2005, another Merrill Lynch affiliate sold 300 Davidson Avenue in Somerset, New Jersey. MLPF&S leases 590,000 square feet (reduced to 178,511 square feet after March 2007) at 101 Hudson Street in Jersey City. This lease expires in 2012 unless certain renewal rights are exercised. A Merrill Lynch affiliate leases and occupies, pursuant to an operating lease with an unaffiliated lessor, 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. The Merrill Lynch affiliate that is the lessee under such operating lease owns the underlying land upon which the Hopewell facilities are located. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings (a large portion of one is leased to a third party).
Principal Facilities Outside the United States:
      Merrill Lynch occupies various sites in London. Merrill Lynch owns and occupies 100% of its 560,000 square foot London headquarters facility known as Merrill Lynch Financial Centre. In addition to the Merrill Lynch Financial Centre, Merrill Lynch leases approximately 561,473 square feet in other London locations with various terms, the longest of which lasts until 2015. It occupies 339,104 square feet of this space and has either sublet or is currently marketing the remainder. In Tokyo, a Merrill Lynch affiliate leases and occupies 280,000 square feet until 2014 for its headquarters.

ITEM 3.	LEGAL PROCEEDINGS
       ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in various legal actions and arbitration proceedings arising in connection with the operation of ML & Co.’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:
IPO Allocation Litigation:
      In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten underwriting defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed co-conspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies . . . and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint. The parties are awaiting a decision on plaintiffs’ appeal of the dismissal to the United States Court of Appeals for the Second Circuit.
      In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriting defendants, including Merrill Lynch, artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On October 13, 2004, the district court issued an order allowing certain of these cases to proceed against the underwriters as class actions. The parties are awaiting a decision on whether the United States Court of Appeals for the Second Circuit will decide the underwriters’ appeal of this decision. On February 15, 2005, the district court approved a settlement between plaintiffs and issuer defendants under which insurers of the issuers have guaranteed recovery of at least $1 billion by class members, and the settling issuer defendants have assigned to the class members certain claims they may have against the underwriters.
IPO Underwriting Fee Litigation:
      In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: Merrill Lynch is one of approximately two dozen defendants that have been named in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase certain initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and certain issuers in initial public offerings. On September 25, 2002, the court denied defendants’ motion to dismiss the issuer claims. On February 24, 2004, the court granted defendants’ motion to dismiss the investor claims for damages and penalties, and permitted the case to proceed only with regard to claim for injunctive relief. The parties are awaiting a decision on plaintiffs’ September 16, 2004 motions for class certification in both the investor and issuer class actions.
Enron Litigation:
      Newby v. Enron Corp. et. al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The complaint also alleges that Merrill Lynch violated the securities laws in connection with its role as an underwriter of Enron stock, its research analyst coverage of Enron stock, and its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. On December 19, 2002 and March 29, 2004, the court denied Merrill Lynch’s motions to dismiss. The defendants, including Merrill Lynch, are awaiting a decision on plaintiffs’ motion for class certification. A trial date has been set for October 16, 2006.
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
      Other Litigation: Dozens of other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities, including actions by state pension plans and other state investment entities that purchased Enron securities and actions by other purchasers of Enron securities. There has been no adjudication of the merits of these claims.
      Government Actions: On November 3, 2004, a jury in Houston, Texas convicted four former Merrill Lynch employees of criminal misconduct in connection with a Nigerian barge transaction that the government alleged helped Enron inflate its 1999 earnings by $12 million. The jury also found that the transaction led to investor losses of $13.7 million. In 2003, Merrill Lynch agreed to pay $80 million to settle SEC charges that it aided and abetted Enron’s fraud by engaging in two improper year-end transactions in 1999, including the Nigerian barge transaction. The $80 million paid in connection with the settlement with the SEC will be made available to settle investor claims. In September 2003, the United States Department of Justice agreed not to prosecute Merrill Lynch for crimes that may have been committed by its former employees related to certain transactions with Enron, subject to certain understandings, including Merrill Lynch’s continued cooperation with the Department, its acceptance of responsibility for conduct of its former employees, and its agreement to adopt and implement new policies and procedures related to the integrity of client and counter-party financial statements, complex structured finance transactions and year-end transactions.
Research Litigation:
      In re Merrill Lynch & Co., Inc. Research Reports Securities Litigation: Merrill Lynch has been named in over 30 research-related class actions brought in or transferred to the United States District Court for the Southern District of New York. These actions challenge the independence and objectivity of Merrill Lynch’s research recommendations and related disclosures.
      On April 10, 2003 and May 6, 2003, the court granted Merrill Lynch’s motions to dismiss several actions filed under state law. Plaintiffs appealed the dismissal of two of these actions to the United States Court of Appeals for the Second Circuit. On January 11, 2005, the Court of Appeals affirmed the dismissals in part and vacated the dismissals in part, but did not rule on the merits of those claims. Merrill Lynch intends to move to dismiss the claims filed in state court.

      On June 30, 2003, the district court granted Merrill Lynch’s motion to dismiss the claims related to 24/7 Real Media, Inc. and Interliant, Inc. On January 20, 2005, the Court of Appeals upheld the dismissals of the 24/7 Real Media and Interliant complaints on the ground that plaintiffs had failed to plead facts showing that the losses they incurred were caused by the conduct they alleged.
      On July 2, 2003, the district court granted Merrill Lynch’s motion to dismiss the claims related to the Global Technology Fund. On October 22, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the Focus Twenty Fund. Plaintiffs have appealed the dismissals to the United States Court of Appeals for the Second Circuit. On October 29, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to eToys, Inc., Homestore.com, Internet Strategies Fund, iVillage Inc., Lifeminders, LookSmart Ltd., Openwave Systems, Inc., Pets.com, Inc., and Quokka Sports. Merrill Lynch has moved or expects to move to dismiss the remaining research class actions.
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
      State of West Virginia v. Bear Stearns, et al: On or about June 27, 2003, the Attorney General for the State of West Virginia brought an action against a number of large securities firms, including Merrill Lynch, that participated in an April 28, 2003 settlement with federal and state regulators regarding research-related conduct. The action, filed in the West Virginia State Court, alleges that the defendants’ research practices violated the West Virginia Consumer Credit and Protection Act. On May 19, 2004, the court denied defendants’ motion to dismiss, but agreed to certify the principal issue to the West Virginia Supreme Court. On January 24, 2005, the Supreme Court of Appeals accepted review of the certified question.
Global Crossing Litigation:
      In re Global Crossing Ltd. Securities Litigation: On or about January 28, 2003, several dozen entities, including Merrill Lynch, were named as defendants in a class action filed in the United States District Court for the Southern District of New York. Plaintiffs asserted claims against Merrill Lynch in connection with a March 1999 fairness opinion that Merrill Lynch issued to the Board of Directors of Global Crossing in connection with its acquisition of Frontier Corporation, as well as in connection with two Global Crossing securities offerings that took place in April 2000 in which Merrill Lynch was a member of the underwriting syndicate. On December 18, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the issuance of the fairness opinion but denied Merrill Lynch’s motion to dismiss with regard to its role as an underwriter for the April 2000 offerings.
Allegheny Energy Litigation:
      Merrill Lynch v. Allegheny Energy, Inc.: On September 24, 2002, Merrill Lynch filed an action in the United States District Court for the Southern District of New York against Allegheny Energy, Inc. The complaint alleges that Allegheny owes Merrill Lynch the final $115 million payment due in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York claiming misrepresentations in connection with Merrill Lynch’s sale of the energy trading business to Allegheny. On November 24, 2003, the court denied Merrill Lynch’s motion to dismiss. Merrill Lynch has filed a motion for summary judgment, and is awaiting a decision on that motion. If the motion is not granted, a trial is expected to take place in May 2005.
Boston Chicken Litigation:
      BCI Trustee Litigation: The Plan Trustee, appointed by the Boston Chicken Inc. (“BCI”) Plan of Reorganization, has filed claims against numerous defendants, including Merrill Lynch and other underwriters, alleging damages to BCI resulting from debt and equity offerings in which the underwriters participated between 1993 and 1997. The Plan Trustee’s suit is pending in federal district court in Phoenix, Arizona. In December 2001, the court denied Merrill Lynch’s and other defendants’ motions to dismiss, and in January 2005, it denied defendants’ motions for summary judgment. Discovery is complete. No trial date has yet been set by the court.

Worldcom ERISA Litigation:
      In re Worldcom ERISA Litigation: On December 20, 2002, plaintiffs filed a Consolidated Master Class Action Complaint in the United States District Court for the Southern District of New York against approximately 20 defendants, including Merrill Lynch Trust Co. of America (“ML Trust”) in its capacity as a directed trustee for the Worldcom 401(k) Salary Savings Plan. The complaint, brought on behalf of participants in the Worldcom 401(k) Salary Savings Plan and its predecessor plans, alleges as to ML Trust that it should have taken steps to stop Plan participants from investing in or failing to liquidate their investments in Worldcom securities. On February 1, 2005, the court granted Merrill Lynch’s motion for summary judgment.
Sale of Mutual Fund Shares:
      Since May 2004, four putative class actions have been filed in the United States District Court for the Southern District of New York against Merrill Lynch. These cases allege that Merrill Lynch failed to disclose incentives to mid-level managers to maximize the sale of mutual funds carrying the Merrill Lynch brand name and that these mid-level managers pressured financial advisers to maximize the sale of these funds. In addition, Merrill Lynch is a defendant in a putative class action captioned Thomas J. DeBenedictis v. Merrill Lynch & Co., et al., which was filed in the United States District Court for the District of New Jersey. This putative class action alleges that the registration statements and prospectuses for the Merrill Lynch Funds should have stated, but omitted to state, that for certain investors Class B shares are inherently inferior to Class A, C, and D shares. Merrill Lynch is seeking the dismissal of these actions.
Market Timing Class Action:
      In October 2004, a securities class action was filed against a large number of defendants, including Merrill Lynch, in the United States District Court for the District of Maryland and was subsequently consolidated as part of In re Mutual Funds Investment Litigation, MDL 1586. With regard to Merrill Lynch, the complaint alleges that between November 1, 1998 and September 3, 2003, Merrill Lynch violated federal securities laws in connection with serving as a broker-dealer intermediary on behalf of certain other defendants who allegedly engaged in market timing trading strategies in mutual fund shares. Merrill Lynch is seeking dismissal of this action.
Variable Annuities Class Action:
      On January 21, 2005, purchasers of variable annuity contracts filed a securities class action against Merrill Lynch in the United States District Court for the Southern District of California with regard to Merrill Lynch’s alleged failure to disclose revenue sharing arrangements in the sale of variable annuity contracts. Merrill Lynch anticipates that it will seek the dismissal of this action.
Blum v. Merrill Lynch, et al.:
      Merrill Lynch is a defendant in an action filed by Scott Blum, the founder and CEO of Buy.com, claiming that in 2000 Merrill Lynch wrongfully persuaded him to participate in an initial public offering (“IPO”) for Buy.com rather than to sell his shares of Buy.com privately. Mr. Blum claims that he could have sold his company privately for a higher price than he was able to receive for his shares of Buy.com after his shares became tradeable six months after the Buy.com IPO, by which time the price of internet stocks had fallen. The action is pending in the United States District Court for the Central District of California. On April 1, 2004, the court denied Merrill Lynch’s motion to dismiss. The matter is in discovery, and a trial date has been set for November 8, 2005.
Regulatory Settlements:
      In March 2005, Merrill Lynch reached agreements with the State of New Jersey and the New York Stock Exchange and reached an agreement in principle with the State of Connecticut pursuant to which Merrill Lynch, without admitting or denying the allegations, consented to a settlement that included findings that it failed to maintain certain books and records and to reasonably supervise a team of former FAs who facilitated improper market timing by a hedge fund client. Merrill Lynch terminated the FAs in October 2003, brought the matter to the attention of regulators, and cooperated fully in the regulators’ review. The settlement will result in aggregate payments of $13.5 million.
      In March 2005, Merrill Lynch reached an agreement in principle with the New York Stock Exchange pursuant to which Merrill Lynch, without admitting or denying the allegations, will consent to a settlement that includes findings with regard to certain matters relating to the failure to deliver prospectuses for certain auction rate preferred shares and open-end mutual funds; the failure to deliver product descriptions with regard to certain exchange traded funds; the failure to ensure that proper registration qualifications were obtained for certain personnel; issues with regard to the retention, retrieval and review of e-mails;

isolated lapses in branch office supervision; late reporting of certain events such as customer complaints and arbitrations; the failure to report certain complaints in quarterly reports to the NYSE due to a systems error; and partial non-compliance with Continuing Education requirements. The settlement will result in a payment of $10 million to the NYSE.
Shareholder Derivative Action:
      In the shareholder derivative action discussed below, ML & Co. is named as a nominal defendant because the action purports to be brought on behalf of ML & Co. Any recovery obtained by plaintiffs would be for the benefit of ML & Co.
      Fink v. Komansky, et. al., a derivative action instituted on or about January 17, 2003 in the United States District Court for the Southern District of New York, alleges breach of fiduciary duty by ML & Co. directors in connection with Merrill Lynch’s involvement with Enron. Damages in an unspecified amount are sought. On December 8, 2004, the court granted Merrill Lynch’s motion to dismiss. Plaintiff has appealed to the United States Court of Appeals for the Second Circuit.
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
      Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including almost all of the class action lawsuits described above, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       There were no matters submitted to a vote of security holders during the 2004 fourth quarter.

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
E. Stanley O’Neal (53)
      Chairman of the Board since April 2003; Chief Executive Officer since December 2002; President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client (now a part of Global Private Client) from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000.
Rosemary T. Berkery (51)
      Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client (now a part of Global Private Client) Marketing and Investments from June 2000 to September 2001; Co-Director of Global Securities Research and Economics Group from April 1997 to June 2000.
Robert C. Doll (50)
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
Ahmass L. Fakahany (46)
      Executive Vice President since December 2002; Chief Financial Officer since November 2002; Chief Operating Officer for Global Markets and Investment Banking (“GMI”) from October 2001 to November 2002; Senior Vice President and Finance Director from December 1998 to October 2001.
Gregory J. Fleming (42)
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
James P. Gorman (46)
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

Do Woo Kim (42)
      Executive Vice President since October 2003; President of GMI since August 2003; Head of the Global Debt Markets Group of GMI from October 2001 to August 2003; Managing Director and Head of Global Enterprise Risk Management within the Global Debt Markets Group of GMI from April 2000 to October 2001; Head of the Fixed Income business in Japan from July 1997 to March 2000.
Robert J. McCann (47)
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
       The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock also is listed on the Chicago Stock Exchange, Pacific Exchange, Euronext Paris S.A., London Stock Exchange and Tokyo Stock Exchange. Information relating to the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of common stock, and the frequency and amount of cash dividends declared for the two most recent fiscal years, is set forth under the captions Dividends Per Common Share and Stockholder Information on page 102 of the 2004 Annual Report and such information is incorporated herein by reference. The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of our common stock during the quarter ended December 31, 2004.
Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program[1]

Month #1 (Sept. 25 – Oct. 29)
Capital Management Program	2,200,000	$52.83	2,200,000	$1,265
Employee Transactions	359,306	52.14	N/A	N/A
Month #2 (Oct. 30 – Nov. 26)
Capital Management Program	2,250,000	55.90	2,250,000	$1,139
Employee Transactions	180,810	56.20	N/A	N/A
Month #3 (Nov. 27 – Dec. 31)
Capital Management Program	1,837,000	58.36	1,837,000	$1,032
Employee Transactions	219,011	58.40	N/A	N/A

Total, December 31, 2004
Capital Management Program	6,287,000	$55.55	6,287,000	$1,032
Employee Transactions[2]	759,127	54.91	N/A	N/A

1
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

2
Included in the total number of shares purchased are: (A) 754,942 shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”). Purchases under the 401(k) and the RAP are executed at the market price of Merrill Lynch’s common stock at the time the transaction occurs. (B) 4,185 Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares during the quarter. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs.

ITEM 6.	SELECTED FINANCIAL DATA
       Selected financial data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth in the financial table Selected Financial Data on page 16 of the 2004 Annual Report (excluding for this purpose the information set forth under the headings Financial Ratios and Other Statistics). Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 49 to 101 of the 2004 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 17 to 44 of the 2004 Annual Report under the caption Management’s Discussion and Analysis and is incorporated herein by reference. All of such information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages 49 to 101 of the 2004 Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Quantitative and qualitative disclosure about market risk is set forth on pages 39 and 40 of the 2004 Annual Report under the caption Management’s Discussion and Analysis and in Note 5 to the Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon, are contained in the 2004 Annual Report on pages 47 to 101, and are incorporated herein by reference. In addition, the information on page 102 of the 2004 Annual Report under the caption Quarterly Information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      In 2002, ML & Co. formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures are effective as of the end of the period covered by this Report.
Management Report on Internal Control Over Financial Reporting
      During 2003, Merrill Lynch formed a Project Management Office to facilitate ongoing internal control reviews, coordinate the documentation process for these reviews, provide direction to its business and control groups involved in this initiative and assist in the assessment and remediation of any identified weaknesses in internal control over financial reporting. Merrill Lynch also formed a Steering Committee comprised of senior management from Merrill Lynch’s Finance, Corporate Audit, Risk Management, Operations, Technology and Legal functions. This Committee has been responsible for reviewing the progress of the Sarbanes-Oxley Section 404 compliance initiative and directing the efforts of the Project Management Office. During 2004, the Project Management Office and Steering Committee completed their review of documentation evidencing key controls, performed walkthroughs and conducted tests of controls and operating effectiveness in order to be in a position to express a view to management on the effectiveness of our internal control over financial reporting.

      Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2004 and its report is included on pages 45 and 46 of the 2004 Annual Report under the caption Management’s Discussion of Financial Responsibility and Report on Internal Control Over Financial Reporting. Management’s report is incorporated herein by reference. Deloitte & Touche LLP, Merrill Lynch’s independent registered public accounting firm, has audited management’s assessment and the effectiveness of Merrill Lynch’s internal control over financial reporting, and their report is included on pages 47 and 48 of the 2004 Annual Report under the caption Report of Independent Registered Public Accounting Firm. This report is also incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
      No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
       No information required to be disclosed under this item.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       Information relating to Directors of the Registrant is set forth under the caption Election of Directors on pages 6 to 9 of ML & Co.’s Proxy Statement dated March 15, 2005 for its 2005 Annual Meeting of Shareholders to be held on April 22, 2005 (“2005 Proxy Statement”) and is incorporated herein by reference. Information relating to ML & Co.’s executive officers is set forth at the end of Part I of this Report on pages 26 and 27 under the caption Executive Officers of Merrill Lynch & Co., Inc. Also incorporated herein by reference is the information under the caption Section 16(a) Beneficial Ownership Reporting Compliance on page 49 of the 2005 Proxy Statement.
      Information relating to the ML & Co. Board of Directors’ determination regarding the service of an audit committee financial expert on the Board’s Audit Committee and the names and independence of such experts are set forth under the captions Board Independence and Expertise on pages 19 and 20 of the 2005 Proxy Statement and The Audit Committee on pages 24 to 26 of the 2005 Proxy Statement and is incorporated herein by reference. Information relating to the identities of the members of the Board’s Audit Committee is set forth under the caption Board Committee Membership and Meetings on pages 23 and 24 of the 2005 Proxy Statement and is also incorporated herein by reference. The information regarding the procedures by which shareholders may recommend nominees to the ML & Co. Board of Directors is incorporated herein by reference from the information appearing under the captions Information on the Director Nomination Process and Information Regarding Shareholder Proposals for the 2006 Annual Meeting on pages 22 and 23, and 49 respectively, of the 2005 Proxy Statement.
      The Company’s Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (“Guidelines”) sets forth the fundamental principles and key policies and procedures that govern the conduct of all of the Company’s directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Principal Accounting Officer. Financial Professionals are required to conduct their personal and professional affairs in a manner that is consistent with the ethical and professional standards set forth in the Guidelines, as well as the supplemental Code of Ethics for Financial Professionals (“Financial Code”). In 2002, ML & Co.’s Board of Directors adopted an amended version of the Guidelines that was designated as the Company’s code of ethics for directors, officers and employees in performing their duties. A copy of the Guidelines is referenced in Exhibit 14.1 to this Report. In 2003 the Board of Directors adopted the Financial Code that applies to all Merrill Lynch professionals who participate in the Company’s public disclosure process. The Financial Code is referenced as Exhibit 14.2 to this Report. Both the Guidelines and the Financial Code may also be found on the ML Corporate Governance Website at www.ml.com and copies of these documents may be obtained, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038.
      We will post any amendments to the Guidelines and/or the Financial Code and any waivers to either that are required to be disclosed by the rules of the SEC or NYSE on our website.

ITEM 11.	EXECUTIVE COMPENSATION
       Information relating to ML & Co. director and executive officer compensation set forth on pages 28 to 30, 37 to 46 and 48 of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
       The information concerning security ownership of certain beneficial owners of ML & Co. Common Stock on page 36 of the 2005 Proxy Statement and the information concerning the security ownership of ML & Co. directors and executive officers on page 35 of the 2005 Proxy Statement is incorporated herein by reference. The information concerning compensation plans, under which ML & Co. equity securities are authorized for issuance, on pages 13 and 14 of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Information regarding certain relationships and related transactions set forth under the caption Certain Transactions on page 47 of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
       The information concerning ML & Co.’s Independent Registered Public Accounting Firm’s Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees on page 34 of the 2005 Proxy Statement and the disclosure of ML & Co.’s Audit Committee’s pre-approval policies and procedures for services performed by ML & Co.’s Independent Registered Public Accounting Firm on page 33 of the 2005 Proxy Statement are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report:

1.	Consolidated Financial Statements
The consolidated financial statements required to be filed hereunder are listed on page F-1 hereof by reference to the corresponding page number in the 2004 Annual Report.
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

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated March 9, 2005).
3.2
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (Exhibit 3.2 and 4.1 to 8-K dated March 9, 2005).

3.3
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share, effective as of March 9, 2005 (Exhibit 3.3 and 4.2 to 8-K dated March 9, 2005).

3.4	By-Laws of ML & Co., effective as of April 28, 2003 (Exhibit 3 to 10-Q for the quarter ended March 28, 2003).
Instruments Defining the Rights of Security Holders, Including Indentures
ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1
Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and JPMorgan Chase Bank, N.A. [3] (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Thirteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of July 31, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(vii) to S-3 (file no. 333-109802))
4.5
Fourteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 23, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(viii) to S-3 (file no. 333-109802)).

4.6	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(ix) to S-3 (file no. 333-109802)).
4.7	Sixteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of June 4, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xii) to S-3 (file no. 333-122639)).

3      As used in Item 15 of this Report, “JPMorgan Chase Bank, N.A.” shall mean the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.8
Seventeenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiii) to S-3 (file no. 333-122639)).

4.9	Eighteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 21, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiv) to S-3 (file no. 333-122639)).
4.10
Senior Indenture, dated as of October 1, 1993 between ML & Co. and JPMorgan Chase Bank, N.A. (“1993 Senior Indenture”) (filed as Exhibit (4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).

4.11	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated July 2, 1998).
4.12
Indenture, dated as of May 23, 2001, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.4 to 10-Q for the quarter ended September 24, 2004 (“Third Quarter 2004 10-Q”).

4.13
First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.5 to Third Quarter 2004 10-Q).

4.14
Second Supplemental Indenture, dated as of November 9, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4 to 8-K dated November 10, 2004).

4.15
Indenture, dated as of March 13, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.6 to Third Quarter 2004 10-Q).

4.16
First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Option tm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.7 to Third Quarter 2004 10-Q).

4.17
Indenture, dated as of December 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A., relating to ML & Co.’s Exchange Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).

4.18
Deposit Agreement, dated as of November 1, 2004, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 1 depositary shares of ML & Co. (filed as Exhibit 2 to Form 8-A dated October 26, 2004).

4.19
Deposit Agreement, dated as of March 14, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 2 depositary shares of ML & Co. (filed as Exhibit 2 to Form 8-A dated March 11, 2005).

4.20
Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and Wells Fargo Bank, N.A. (successor to Mellon Investor Services, L.L.C.) (filed as Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts
10.1†	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to 10-Q for the quarter ended June 25, 1999).
10.2†
Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.3*†	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers.
10.4	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).
10.5†	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).
10.6†
Written description of ML & Co.’s compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 46 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.7	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 33-51825)).

10.8	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 333-15035)).
10.9	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 333-59143)).
10.10†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).
10.11†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).
10.12†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).
10.13†	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).
10.14†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).
10.15†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).
10.16†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).
10.17†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).
10.18†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).
10.19†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).
10.20†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).
10.21†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).
10.22†	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002 (“2002 10-K”)).
10.23†	ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).
10.24†	ML & Co. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 8-K dated October 8, 2004).
10.25†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).
10.26†
Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).

10.27†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).
10.28†	Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 2002 10-K).
10.29†	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).
10.30†	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).
10.31†	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).
10.32†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).

10.33†	ML & Co. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).
10.34†	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).
10.35†	Form of Restricted Covenant Agreement between ML & Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).
11
Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement re: computation of ratios.
13*	Excerpt of 2004 Annual Report to Shareholders.
14.1	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (Exhibit 99.11 to 2002 10-K).
14.2	ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).
21*	Subsidiaries of ML & Co.
23*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Additional Exhibits
99.1*
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to the information set forth in Exhibit 12 under the captions “Ratio of Earnings to Fixed Charges” and “Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends”.

99.2*
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table, which is incorporated by reference in Part II, Item 6, under the captions “Results of Operations,” “Financial Position” and “Common Share Data”.

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

*    Filed herewith
†     Management contract or compensatory plan or arrangement

MERRILL LYNCH & CO., INC.
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(1) AND 15(2)
Page Reference

	Form 10-K	2004 Annual Report to Shareholders

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm		47-48
Consolidated Statements of Earnings		49
Consolidated Balance Sheets		50-51
Consolidated Statements of Changes in Stockholders’ Equity		52
Consolidated Statements of Comprehensive Income		53
Consolidated Statements of Cash Flows		54
Notes to Consolidated Financial Statements		55-101

Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant	F-2 to F-9
Condensed Statements of Earnings and Comprehensive Income	F-2
Condensed Balance Sheets	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5 to F-9
Report of Independent Registered Public Accounting Firm	F-10
Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:
(i) Selected Financial Data		16
(ii) Management’s Discussion and Analysis		17-44
(iii) Quarterly Information		102
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Consolidated Financial Statements and Notes thereto in the 2004 Annual Report to Shareholders, which are incorporated herein by reference.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended Last Friday in December

	2004	2003	2002

	(53 weeks)	(52 weeks)	(52 weeks)
REVENUES
Interest (principally from affiliates)	$2,174	$1,551	$1,865
Management service fees (from affiliates)	323	448	444
Other	50	2	15

Total Revenues	2,547	2,001	2,324
Interest Expense	2,203	1,617	1,838

Net Revenues	344	384	486

NON-INTEREST EXPENSES
Compensation and benefits	290	337	480
Professional fees	150	44	122
Restructuring and other charges	—	13	57
Net expenses and (recoveries) related to September 11	—	18	(55)
Other	193	122	184

Total Non-Interest Expenses	633	534	788

EQUITY IN EARNINGS OF AFFILIATES, NET OF TAX	4,585	3,904	1,879

EARNINGS BEFORE INCOME TAXES	4,296	3,754	1,577
Income Tax Benefit	140	82	131

NET EARNINGS	$4,436	$3,836	$1,708

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	70	19	(202)

COMPREHENSIVE INCOME	$4,506	$3,855	$1,506

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$4,395	$3,797	$1,670

See Notes to Condensed Financial Statements

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31,	December 26,
	2004	2003

ASSETS
Cash and cash equivalents	$5,389	$119
Cash pledged as collateral	285	296
Receivables under resale agreements with affiliates	3,348	—
Investment securities (includes securities pledged as collateral of $10,954 in 2004 and $7,350 in 2003)	20,921	16,777
Advances to affiliates
Senior advances	78,710	68,050
Subordinated loans and preferred securities	17,482	12,708

	96,192	80,758
Investments in affiliates, at equity	30,921	26,258
Equipment and facilities (net of accumulated depreciation and amortization of $236 in 2004 and $222 in 2003)	65	66
Other receivables and assets	2,048	5,252

TOTAL ASSETS	$159,169	$129,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Payables under repurchase agreements with affiliates	$10,504	$6,558
Commercial paper and other short-term borrowings	2,061	3,400
Payables to affiliates	7,795	5,018
Other liabilities and accrued interest	3,127	5,127
Long-term borrowings	104,312	80,539

Total Liabilities	127,799	100,642

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity: (2004 — 21,000 shares issued and outstanding with liquidation preference of $30,000 per share; 2003 — 42,500 shares issued and outstanding with liquidation preference of $10,000 per share)	630	425

Common Stockholders’ Equity
Shares exchangeable into common stock	41	43
Common stock: par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; (issued: 2004 — 1,098,991,806 shares and 2003 — 1,063,205,274 shares)	1,465	1,417
Paid-in capital	12,332	10,676
Accumulated other comprehensive loss (net of tax)	(481)	(551)
Retained earnings	22,485	18,692

	35,842	30,277
Less: Treasury stock, at cost (2004 — 170,955,057 shares; 2003 — 117,294,392 shares)	4,230	1,195
Unamortized employee stock grants	872	623

Total Common Stockholders’ Equity	30,740	28,459

Total Stockholders’ Equity	31,370	28,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,169	$129,526

See Notes to Condensed Financial Statements

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MERRILL LYNCH & CO., INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended Last Friday in December

	2004	2003	2002

Cash Flows from Operating Activities:
Net Earnings	$4,436	$3,836	$1,708
Noncash items included in earnings:
Equity in earnings of affiliates, net of tax	(4,585)	(3,904)	(1,879)
Depreciation and amortization	13	23	35
Stock compensation expense	41	72	116
Restructuring charge	—	13	57
Other	340	409	(189)
Changes in operating assets and liabilities:
Cash pledged as collateral	11	79	(375)
Receivables under resale agreements	(3,348)	—	—
Payables under repurchase agreements	3,946	6,558	—
Other, net	3,303	3,873	1,352

Cash Provided by Operating Activities	4,157	10,959	825

Cash Flows from Investing Activities:
Proceeds from (payments for):
Advances to affiliates, net of payments	(12,678)	(5,742)	5,943
Maturities of available-for-sale securities	7,272	4,695	8,856
Sales of available-for-sale securities	2,290	7,489	111
Purchases of available-for-sale securities	(12,587)	(20,346)	(13,913)
Other investments	(1,331)	(171)	(251)
Investments in affiliates, net of dispositions	(521)	(800)	(1,448)
Dividends and partnerships distributions from affiliates	874	863	1,014
Equipment and facilities	(12)	20	(20)

Cash (Used for) Provided by Investing Activities	(16,693)	(13,992)	292

Cash Flows from Financing Activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	(1,339)	29	1,462
Issuance and resale of long-term borrowings	43,246	27,631	23,754
Settlement and repurchase of long-term borrowings	(21,325)	(25,505)	(25,866)
Issuance of common stock	589	624	295
Issuance of preferred stock (net of redemptions)	205	—	—
Treasury stock repurchases	(2,968)	—	—
Other common stock transactions	41	69	(54)
Dividends	(643)	(635)	(591)

Cash Provided by (Used for) Financing Activities	17,806	2,213	(1,000)

Increase (Decrease) in Cash and Cash Equivalents	5,270	(820)	117
Cash and Cash Equivalents, beginning of year	119	939	822

Cash and Cash Equivalents, end of year	$5,389	$119	$939

Supplemental Disclosure
Cash paid for:
Income taxes	$375	$(62)	$487
Interest	1,985	1,641	1,858
See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Parent Company Only)

NOTE 1.	BASIS OF PRESENTATION
The condensed unconsolidated financial statements of Merrill Lynch & Co., Inc. (“ML & Co.” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of Merrill Lynch & Co., Inc. and subsidiaries (collectively, “Merrill Lynch”) and the Notes thereto in the Merrill Lynch 2004 Annual Report to Shareholders (the “Annual Report”) included as an exhibit to this Form 10-K. Certain reclassification and format changes have been made to prior year amounts to conform to the current year presentation.
Investments in affiliates are accounted for in accordance with the equity method.
For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

•	Summary of Significant Accounting Policies (Note 1)

•	Commercial Paper and Short- and Long-Term Borrowings (Note 8)

•	Stockholders’ Equity and Earnings Per Share (Note 10)

•	Commitments, Contingencies and Guarantees (Note 11)

•	Employee Benefit Plans (Note 12)

•	Employee Incentive Plans (Note 13)

•	Income Taxes (Note 14)
The Parent Company hedges certain risks arising from long-term borrowing payment obligations, investment securities and investments in and loans to foreign subsidiaries. See Note 8 and the “Derivatives” section of Note 1 to the Consolidated Financial Statements in the Annual Report, respectively, for additional information on these hedges.

NOTE 2.	SECURITIES FINANCING TRANSACTIONS
ML & Co. enters into secured borrowing and lending transactions as a part of its normal operating activities. Under these transactions, ML & Co. will repo securities it owns, or ML & Co will transact in resale agreements.

NOTE 3.	INVESTMENT SECURITIES
Investment securities include liquid debt securities held for liquidity and collateral purposes. Investment securities reported on the Condensed Balance Sheets at December 31, 2004 and December 26, 2003 are as follows:

(dollars in millions)

	2004	2003

Investment securities
Available-for-sale	$18,597	$15,746
Trading	1,500	150
Non-qualifying[1]
Investments in TOPrSsm partnerships	548	548
Deferred compensation hedges[2]	9	14
Other	267	319

Total	$20,921	$16,777

1	Non-qualifying for SFAS No. 115 (Accounting for Certain Investments in Debt and Equity Securities) purposes.

2	Represents investments economically hedging deferred compensation liabilities.
Investment securities are classified as available-for-sale, held-to-maturity, or trading as described in Note 1 to the Consolidated Financial Statements within the Annual Report.

Information regarding investment securities subject to SFAS No. 115 follows:

(dollars in millions)

	December 31, 2004				December 26, 2003

	Cost/	Gross	Gross	Estimated	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage- and asset-backed securities	$16,834	$47	$(76)	$16,805	$12,348	$111	$(32)	$12,427
U.S. Government and agencies	1,597	—	(4)	1,593	3,296	85	(62)	3,319
Other Debt Securities	174	25	—	199	—	—	—	—

Total	$18,605	$72	$(80)	$18,597	$15,644	$196	$(94)	$15,746

The amortized cost and estimated fair value of debt securities at December 31, 2004 by contractual maturity, for available-for-sale investments follow:

(dollars in millions)

	Available-for-Sale

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$597	$598
Due after one year through five years	109	108
Due after five years through ten years	950	946
Due after ten years	115	140

	1,771	1,792
Mortgage- and asset-backed securities	16,834	16,805

Total[1]	$18,605	$18,597

1	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(dollars in millions)

	2004	2003	2002

Proceeds	$2,290	$7,489	$111
Gross realized gains	17	53	16
Gross realized losses	(1)	(60)	(9)

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2004.

(dollars in millions)

	Less than 1 Year		Greater than 1 Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Asset Category	Value	Losses	Value	Losses	Value	Losses

Mortgage and asset-backed securities	$8,979	$(47)	$4,597	$(29)	$13,576	$(76)
U.S. Government and agencies	647	(1)	946	(3)	1,593	(4)
Other Debt Securities	59	—	114	(2)	173	(2)

Total temporarily impaired securities	$9,685	$(48)	$5,657	$(34)	$15,342	$(82)

(See Note 4 to the Consolidated Financial Statements in the Annual Report for further information.)

NOTE 4.	ADVANCES TO AFFILIATES
The Parent Company provides funding to subsidiaries in the form of senior advances, subordinated loans, preferred securities, and equity.
Senior advances are provided to regulated and unregulated subsidiaries and have an average maturity of less than one year.
Subordinated loans are provided to regulated subsidiaries and qualify as regulatory capital. Subordinated loans are supported by Parent Company long-term capital. As of December 31, 2004, the average maturity of subordinated loans was approximately 1 year, with maturities on individual loans ranging from 1 to 9 years. (See Note 15 to the Consolidated Financial Statements in the Annual Report for further information.)
Preferred securities represent $4.3 billion in Redeemable Cumulative Preferred Stock issued to ML & Co. by unregulated consolidated Merrill Lynch subsidiaries. About $3.0 billion in preferred stock is redeemable anytime on or after December 31, 2006. The remaining $1.3 billion in preferred stock is redeemable at any time at the option of either ML & Co. or the issuing subsidiary.

NOTE 5.	LONG-TERM BORROWINGS
Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSsm Partnerships at December 31, 2004, mature as follows:

(dollars in millions)

2005	$19,806	19%
2006	14,395	14
2007	13,021	12
2008	7,957	8
2009	17,911	17
2010 and thereafter	31,222	30

Total	$104,312	100%

(See Note 8 to the Consolidated Financial Statements in the Annual Report for further information.)
Borrowing Facilities
ML & Co. maintains a $5 billion liquidity facility in the form of a committed repurchase agreement with Merrill Lynch Bank USA. Assets eligible for repurchase under the terms of the repurchase agreement include securities that are permissible under applicable bank regulations. The facility expires in December 2005 and is expected to be renewed.

NOTE 6.	COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements in the Annual Report and the Condensed Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York.
Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. Management believes that the estimated range of the additional possible amount is between $0 and $150 million. This range and the level of reserves are adjusted when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate.
ML & Co. guarantees certain senior debt instruments issued by subsidiaries, which totaled $7.0 billion and $5.4 billion in 2004 and 2003, respectively.
In the normal course of business, ML & Co. guarantees certain of its subsidiaries’ obligations under derivative contracts. The total liability balance for derivatives on these subsidiaries, after the effect of netting pursuant to enforceable netting agreements, was approximately $48.6 billion and $40.9 billion at December 31, 2004 and December 26, 2003, respectively. This represents the current fair value of the subsidiaries’ obligations. The maximum payout is not quantifiable because, for example, changes in the value of the underlying of the derivative contract could be unlimited. Under FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees), ML & Co. is not required to record a liability for its exposure to guarantees of its subsidiaries’ obligations. Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. (See the “Derivatives” section of Note 1 to the Consolidated Financial Statements for discussion of risk management of derivatives.)
In addition to the derivative contracts described above, ML & Co. guarantees certain liquidity facilities. ML & Co. also provides guarantees associated with the Hopewell campus and aircraft leases. The maximum exposure to ML & Co. as a result of this guarantee is approximately $322 million as of December 31, 2004. The carrying value of the liability on the Condensed Financial Statements is $23 million and $34 million at December 31, 2004 and December 26, 2003, respectively. (See Note 11 to the Consolidated Financial Statements in the Annual Report for further information.)
ML & Co. also guarantees obligations of the trusts that issued Trust Originated Preferred Securitiessm (“TOPrSsm”) (see Note 8 to the Consolidated Financial Statements in the Annual Report for further information).

NOTE 7.	OTHER EVENTS
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
ML & Co. is insured for loss caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. Expenses related to September 11 were $18 million and $95 million in 2003 and 2002, respectively. In 2002, ML & Co. recorded and received September 11-related insurance recoveries of $150 million. During 2003, ML & Co. concluded its insurance recovery efforts related to the events of September 11. In aggregate, ML & Co. received a total of $255 million of insurance recoveries.
For information on the consolidated September 11-related expenses, refer to Note 16 to the Consolidated Financial Statements within the Annual Report.
Restructuring Charge
During the fourth quarter of 2001, Merrill Lynch’s management formally committed to a restructuring plan designed to position Merrill Lynch for improved profitability and growth, which included the resizing of selected businesses and other structural changes. As a result, in 2001 ML & Co. incurred a fourth quarter pre-tax restructuring charge to earnings of $239 million. In

2002 and 2003, ML & Co. incurred additional pre-tax restructuring charges of $57 million and $13 million, respectively, related to changes in the 2001 restructuring.
Structural changes include targeted workforce reductions of 225 through a combination of involuntary and voluntary separations, across various business groups. At December 28, 2001, the majority of employee separations were completed or announced and all had been identified. Substantially all employee separations were completed in 2002. The remaining employee separations were completed in 2003.
Any unused portion of the original restructuring reserve will be reversed. Utilization of the restructuring reserve and a rollforward of the staff reductions at December 31, 2004 is as follows:

(dollars in millions)

	Balance			Balance			Balance
	Dec 27,	Utilized	Net Change	Dec 26,	Utilized	Net Change	Dec 31,
	2002	in 2003	in Estimate	2003	in 2004	in Estimate	2004

Category:
Severance Costs	$13	$(10)	$(3)	$—	$—	$—	$—
Facilities Costs	164	(51)	16	129	(21)	—	108
Technology & fixed asset write-offs	—	—	—	—	—	—	—
Other costs	2	(2)	—	—	—	—	—

	$179	$(63)	$13	$129	$(21)	$—	$108

Staff Reductions	8	(8)	—	—	—	—	—

For information on the consolidated restructuring charges, refer to Note 16 to the Consolidated Financial Statements in the Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited the consolidated financial statements of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 31, 2004 and December  26, 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2004, and the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 2, 2005; such consolidated financial statements and reports are included in the Merrill Lynch 2004 Annual Report to Shareholders and are included and incorporated herein by reference. Our audits also included the financial statement schedule of Merrill Lynch & Co., Inc., listed in Item 15. Such financial statement schedule is the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
March 2, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2005.
		W. H. CLARK	/s/ W. H. Clark

W. H. Clark Director

Merrill Lynch & Co., Inc. Registrant		JILL K. CONWAY	/s/ Jill K. Conway

Jill K. Conway Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein	ALBERTO CRIBIORE	/s/ Alberto Cribiore

	Judith A. Witterschein Secretary		Alberto Cribiore Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of March 2005.
		JOHN D. FINNEGAN	/s/ John D. Finnegan

John D. Finnegan Director

E. STANLEY O’NEAL	/s/ E. Stanley O’Neal	HEINZ-JOACHIM NEUBÜRGER	/s/ Heinz-Joachim Neubürger

	E. Stanley O’Neal Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Heinz-Joachim Neubürger Director

AHMASS L. FAKAHANY	/s/ Ahmass L. Fakahany	DAVID K. NEWBIGGING	/s/ David K. Newbigging

	Ahmass L. Fakahany Executive Vice President and Chief Financial Officer (Principal Financial Officer)		David K. Newbigging Director

LAURENCE A. TOSI	/s/ Laurence A. Tosi Laurence A. Tosi Vice President and Finance Director (Principal Accounting Officer)	AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher

Joseph W. Prueher Director

		ANN N. REESE	/s/ Ann N. Reese

Ann N. Reese Director

		CHARLES O. ROSSOTTI	/s/ Charles O. Rossotti

Charles O. Rossotti Director

II-1

INDEX TO EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated March 9, 2005).

3.2
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (Exhibit 3.2 and 4.1 to 8-K dated March 9, 2005).

3.3
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share, effective as of March 9, 2005 (Exhibit 3.3 and 4.2 to 8-K dated March 9, 2005).

3.4	By-Laws of ML & Co., effective as of April 28, 2003 (Exhibit 3 to 10-Q for the quarter ended March 28, 2003).

4.1
Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and JPMorgan Chase Bank, N.A. (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(ii) to 1999 10-K).

4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated October 21, 1998).

4.4	Thirteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of July 31, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(vii) to S-3 (file no. 333-109802)).

4.5
Fourteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 23, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(viii) to S-3 (file no. 333-109802)).

4.6	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(ix) to S-3 (file no. 333-109802)).

4.7	Sixteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of June 4, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xii) to S-3 (file no. 333-122639)).

4.8
Seventeenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiii) to S-3 (file no. 333-122639)).

4.9	Eighteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 21, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiv) to S-3 (file no. 333-122639)).

4.10
Senior Indenture, dated as of October 1, 1993 between ML & Co. and JPMorgan Chase Bank, N.A. (“1993 Senior Indenture”) (filed as Exhibit (4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).

4.11	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated July 2, 1998).

4.12
Indenture, dated as of May 23, 2001, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.4 to 10-Q for the quarter ended September 24, 2004 (“Third Quarter 2004 10-Q”).

4.13
First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.5 to Third Quarter 2004 10-Q).

4.14
Second Supplemental Indenture, dated as of November 9, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4 to 8-K dated November 10, 2004).

4.15
Indenture, dated as of March 13, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.6 to Third Quarter 2004 10-Q).

4.16
First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Option tm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.7 to Third Quarter 2004 10-Q).

4.17
Indenture, dated as of December 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A., relating to ML & Co.’s Exchange Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).

4.18
Deposit Agreement, dated as of November 1, 2004, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 1 depositary shares of ML & Co. (filed as Exhibit 2 to Form 8-A dated October 26, 2004).

4.19
Deposit Agreement, dated as of March 14, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 2 depositary shares of ML & Co. (filed as Exhibit 2 to Form 8-A dated March 11, 2005).

Exhibits

4.20
Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and Wells Fargo Bank, N.A. (successor to Mellon Investor Services, L.L.C.) (filed as Exhibit 4 to 8-K dated December 2, 1997).

10.1		ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to 10-Q for the quarter ended June 25, 1999.

10.2
Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10	.3*	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers.

10.4		Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).

10.5		Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).

10	.6†
Written description of ML & Co.’s compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 46 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.7		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 33-51825)).

10.8		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 333-15035)).

10.9		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit (a)(ii) to Registration Statement on Form N-2 (file No. 333-59143)).

10.10		ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).

10.11		Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).

10.12		ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).

10.13		Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).

10.14		ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).

10.15		ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

10.16		ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

10.17		ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).

10.18		ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).

10.19		ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).

10.20		ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).

10.21		ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).

10.22		ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002 (“2002-10-K”)).

10.23		ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).

10.24		ML & Co. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 8-K dated October 8, 2004).

10.25		ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

10.26
Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).

10.27		Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).

10.28		Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 2002 10-K).

Exhibits

10.29		ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).

10.30		ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).

10.31		ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).

10.32		Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).

10.33		ML & Co. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).

10.34		Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).

10.35		Form of Restricted Covenant Agreement between ML&Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).

11
Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	*	Statement re: computation of ratios.

13	*	Excerpt of 2004 Annual Report to Shareholders.

14.1		ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (Exhibit 99.11 to 2002 10-K).

14.2		ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).

21	*	Subsidiaries of ML & Co.

23	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	.1*
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to the information set forth in Exhibit 12 under the captions “Ratio of Earnings to Fixed Charges” and “Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.”

99	.2*
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table, which is incorporated by reference in Part II, Item 6, under the captions “Results of Operations,” “Financial Position” and “Common Share Data”.

99	.3*	Charter of the Audit Committee of the ML & Co. Board of Directors.

99.4		Charter of the Finance Committee of the ML & Co. Board of Directors (Exhibit 99.6 to 2002 10-K).

99.5		Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors (Exhibit 99.7 to 2002 10-K for the fiscal year ended December 27, 2002).

99.6		Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors (Exhibit 99.8 to 2002 10-K).

99.7		Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).

*	Filed herewith