Form 10-Q
period 2005-04-01
MERRILL LYNCH & CO INC
filed 2005-05-06
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

942,577,356 shares of Common Stock and 2,772,648 Exchangeable Shares as of the close of business on April 29, 2005. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

(cont.)

Part II. Other Information	60

Item 1. Legal Proceedings	60
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	62
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 5. Other Information	63
Item 6. Exhibits	64
Signatures	65
Index to Exhibits	66

EX-3: CERTIFICATE OF DESIGNATIONS FOR FLOATING RATE NON-CUMULATIVE PREFERRED STOCK, SERIES 1
EX-12: STATEMENT RE: COMPUTATION OF RATIOS
EX-15: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Available Information

Merrill Lynch & Co., Inc. (“ML & Co.” or “Merrill Lynch”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document Merrill Lynch files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Merrill Lynch) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

ML & Co.’s internet address is www.ml.com. ML & Co. makes available, free of charge, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, our website includes information concerning beneficial ownership of our equity securities by our executive officers and directors. Investors can find this information under “SEC Reports” through the investor relations section of the Merrill Lynch website which can be accessed directly at www.ir.ml.com. These reports are available online as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch’s Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of our Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch’s Corporate Governance Guidelines, are also available at the same website address as referenced above. The information on Merrill Lynch’s websites is not incorporated by reference into this Report. Shareholders may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, by mail at Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Apr. 1,	Mar. 26,	Percent
(in millions, except per share amounts)	2005	2004	Inc. (Dec.)
Net Revenues
Asset management and portfolio service fees	$1,435	$1,313	9.3%
Commissions	1,345	1,339	0.4
Principal transactions	879	1,029	(14.6)
Investment banking	811	837	(3.1)
Revenues from consolidated investments	127	57	122.8
Other	345	332	3.9

Subtotal	4,942	4,907	0.7

Interest and dividend revenues	5,541	3,056	81.3
Less interest expense	4,262	1,902	124.1

Net interest profit	1,279	1,154	10.8

Total Net Revenues	6,221	6,061	2.6

Non-Interest Expenses
Compensation and benefits	3,084	3,047	1.2
Communications and technology	396	340	16.5
Occupancy and related depreciation	233	217	7.4
Brokerage, clearing, and exchange fees	219	185	18.4
Professional fees	178	177	0.6
Advertising and market development	126	122	3.3
Expenses of consolidated investments	85	42	102.4
Office supplies and postage	52	51	2.0
Other	179	190	(5.8)

Total Non-Interest Expenses	4,552	4,371	4.1

Earnings Before Income Taxes	1,669	1,690	(1.2)
Income tax expense	457	439	4.1

Net Earnings	$1,212	$1,251	(3.1)

Net Earnings Applicable to Common Stockholders	$1,205	$1,241	(2.9)

Earnings Per Common Share
Basic	$1.33	$1.33

Diluted	$1.21	$1.21

Dividend Paid Per Common Share	$0.16	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	907.8	930.2

Diluted	993.3	1,022.8

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	Apr. 1,	Dec. 31,
(dollars in millions)	2005	2004

ASSETS

Cash and cash equivalents	$20,357	$20,790

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	21,693	23,082

Securities financing transactions
Receivables under resale agreements	85,162	78,853
Receivables under securities borrowed transactions	104,265	94,498

	189,427	173,351

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $43,417 in 2005 and $44,487 in 2004)
Contractual agreements	34,035	41,979
Non-U.S. governments and agencies	31,592	29,887
Corporate debt and preferred stock	30,781	32,793
Equities and convertible debentures	29,037	27,644
Mortgages, mortgage-backed, and asset-backed	25,908	28,010
U.S. Government and agencies	15,871	13,861
Municipals and money markets	5,524	6,538
Commodities and related contracts	1,567	1,238

	174,315	181,950

Investment securities (includes securities pledged as collateral that can be sold or repledged of $3,403 in 2005 and $3,806 in 2004)	76,118	78,280

Securities received as collateral	15,531	11,903

Other receivables
Customers (net of allowance for doubtful accounts of $48 in 2005 and $51 in 2004)	42,431	45,663
Brokers and dealers	11,627	12,109
Interest and other	14,791	13,954

	68,849	71,726

Loans, notes, and mortgages (net of allowances of $302 in 2005 and $283 in 2004)	56,524	53,262

Separate accounts assets	18,387	18,641

Equipment and facilities (net of accumulated depreciation and amortization of $5,311 in 2005 and $5,259 in 2004)	2,424	2,508

Goodwill and other intangible assets	6,056	6,162

Other assets	5,894	6,404

Total Assets	$655,575	$648,059

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Apr. 1,	Dec. 31,
(dollars in millions, except per share amount)	2005	2004

LIABILITIES

Securities financing transactions
Payables under repurchase agreements	$161,748	$154,796
Payables under securities loaned transactions	23,413	22,236

	185,161	177,032

Commercial paper and other short-term borrowings	2,683	3,979

Deposits	79,948	79,746

Trading liabilities, at fair value
Contractual agreements	43,255	51,158
Non-U.S. governments and agencies	24,795	22,271
U.S. Government and agencies	19,334	16,496
Equities and convertible debentures	16,284	15,131
Corporate debt and preferred stock	5,321	8,058
Municipals, money markets and other	1,307	1,136
Commodities and related contracts	1,113	979

	111,409	115,229

Obligation to return securities received as collateral	15,531	11,903

Other payables
Customers	41,658	40,617
Brokers and dealers	24,592	20,133
Interest and other	24,867	26,675

	91,117	87,425

Liabilities of insurance subsidiaries	3,096	3,158

Separate accounts liabilities	18,387	18,641

Long-term borrowings	112,275	116,484

Long-term debt issued to TOPrSSM partnerships	3,092	3,092

Total Liabilities	622,699	616,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (2005 - 55,000 shares issued and outstanding with liquidation preference of $30,000 per share; 2004 - 21,000 shares issued and outstanding with liquidation preference of $30,000 per share)	1,650	630

Common Stockholders’ Equity
Shares exchangeable into common stock	41	41
Common stock (par value $1.33 1/3 per share; authorized:
3,000,000,000 shares; issued: 2005 - 1,131,339,417 shares; 2004 - 1,098,991,806 shares)	1,508	1,465
Paid-in capital	13,860	12,332
Accumulated other comprehensive loss (net of tax)	(604)	(481)
Retained earnings	23,538	22,485

	38,343	35,842

Less: Treasury stock, at cost (2005 - 186,360,472 shares; 2004 - 170,955,057 shares)	5,218	4,230
Unamortized employee stock grants	1,899	872

Total Common Stockholders’ Equity	31,226	30,740

Total Stockholders’ Equity	32,876	31,370

Total Liabilities and Stockholders’ Equity	$655,575	$648,059

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Three Months Ended
	Apr. 1,	Mar. 26,
(dollars in millions)	2005	2004
Cash flows from operating activities:
Net earnings	$1,212	$1,251
Noncash items included in earnings:
Depreciation and amortization	126	125
Stock compensation plan expense	250	238
Deferred taxes	202	70
Policyholder reserves	32	36
Undistributed earnings from equity investments	(77)	(99)
Other	50	(175)
Changes in operating assets and liabilities:
Trading assets	7,721	(7,550)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,380	243
Receivables under resale agreements	(6,310)	(3,246)
Receivables under securities borrowed transactions	(9,767)	(7,484)
Customer receivables	3,244	(2,104)
Brokers and dealers receivables	483	(2,548)
Trading liabilities	(4,790)	7,151
Payables under repurchase agreements	6,952	3,525
Payables under securities loaned transactions	1,177	9,319
Customer payables	1,041	1,914
Brokers and dealers payables	4,459	(7,036)
Other, net	(2,416)	(2,380)

Cash provided by (used for) operating activities	5,969	(8,750)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	6,099	6,228
Sales of available-for-sale securities	10,892	5,143
Purchases of available-for-sale securities	(18,013)	(14,375)
Maturities of held-to-maturity securities	315	44
Purchases of held-to-maturity securities	(11)	(82)
Loans, notes, and mortgages	(3,289)	1,054
Other investments and other assets	(314)	(381)
Equipment and facilities	(42)	(111)

Cash used for investing activities	(4,363)	(2,480)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	(1,296)	(364)
Deposits	202	(1,331)
Issuance and resale of long-term borrowings	8,533	18,302
Settlement and repurchases of long-term borrowings	(10,707)	(4,809)
Derivative financing transactions	970	2,128
Issuance of common stock	344	326
Issuance of preferred stock	1,020	—
Common stock repurchases	(1,032)	(502)
Other common stock transactions	86	23
Dividends	(159)	(163)

Cash provided by (used for) financing activities	(2,039)	13,610

Increase (decrease) in cash and cash equivalents	(433)	2,380
Cash and cash equivalents, beginning of period	20,790	10,150

Cash and cash equivalents, end of period	$20,357	$12,530

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$120	$105
Interest	4,155	1,765

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2005

Note 1. Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the excerpt from the Annual Report included as an exhibit to our Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. Certain Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) are also consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) Revised Interpretation No. (“FIN”) 46R. All intercompany balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2004 Annual Report. The December 31, 2004 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2004 Consolidated Financial Statements. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation. The December 31, 2004 Condensed Consolidated Balance Sheet reflects a restatement to correctly classify certain securities, amounting to $430 million, from cash and cash equivalents to investment securities — available for sale.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. See Note 13 to the 2004 Annual Report for further information on share-based compensation arrangements.

In December of 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the “accretable yield”) should be accreted into income. In addition, the SOP prohibits the recognition of an allowance for loan losses on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch adopted SOP 03-3 as of the beginning of fiscal year 2005. The adoption of the guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Note 2. Segment Information

In reporting to management, Merrill Lynch’s results were categorized into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). Prior period amounts have been restated to conform to the current period presentation. For information on each segment’s business activities, see the 2004 Annual Report.

Results by business segment are as follows:

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended April 1, 2005
Non-interest revenues	$2,335	$2,195	$413	$(1	)(1)	$4,942
Net interest profit(2)	980	398	1	(100	)(3)	1,279

Net revenues	3,315	2,593	414	(101)		6,221
Non-interest expenses	2,191	2,083	287	(9	)(1)	4,552

Pre-tax earnings (loss)	$1,124	$510	$127	$(92)		$1,669

Quarter-end total assets	$574,673	$65,185	$9,113	$6,604		$655,575

Three Months Ended March 26, 2004
Non-interest revenues	$2,346	$2,168	$396	$(3	)(1)	$4,907
Net interest profit(2)	863	340	5	(54	)(3)	1,154

Net revenues	3,209	2,508	401	(57)		6,061
Non-interest expenses	2,090	2,001	293	(13	)(1)	4,371

Pre-tax earnings (loss)	$1,119	$507	$108	$(44)		$1,690

Quarter-end total assets	$449,181	$63,083	$7,291	$5,485		$525,040

(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of TOPrSSM.

Note 3. Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to finance trading inventory positions, obtain securities for settlement, meet customers’ needs and earn residual interest rate spreads.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge securities which it receives as collateral (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At April 1, 2005 and December 31, 2004, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $413 billion and $375 billion, respectively, and the fair value of the portion that has been sold or repledged was $337 billion and $300 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At April 1, 2005 and December 31, 2004, the fair value of collateral used for this purpose was $6.1 billion and $5.9 billion, respectively.

Merrill Lynch also pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at April 1, 2005 and December 31, 2004 are as follows:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Trading asset category
Corporate debt and preferred stock	$10,885	$11,248
U.S. Government and agencies	9,087	9,199
Mortgages, mortgage-backed, and asset-backed securities	8,634	10,302
Equities and convertible debentures	8,403	6,754
Non-U.S. governments and agencies	2,613	2,031
Municipals and money markets	674	1,544

Total	$40,296	$41,078

Note 4. Investment Securities

Investment securities at April 1, 2005 and December 31, 2004 are presented below:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Investment securities
Available-for-sale(1)	$67,232	$66,654
Trading	4,897	6,603
Held-to-maturity	897	1,231
Non-qualifying(2) Investments in and advances to cost and equity method investees	8,410	7,958
Investments of insurance subsidiaries(3)	1,169	1,354
Deferred compensation hedges(4)	831	807
Investments in TOPrSSM partnerships	548	548

Total	$83,984	$85,155

(1)	At April 1, 2005 and December 31, 2004, includes $7.9 billion and $6.9 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments which economically hedge deferred compensation liabilities.

Note 5. Securitization Transactions and Transactions with Special Purpose Entities (SPEs)

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, frequently referred to as Variable Interest Entities, or VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; structuring SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $20.7 billion and $10.1 billion for the three months ended April 1, 2005 and March 26, 2004, respectively. For the three months ended April 1, 2005 and March 26, 2004, Merrill Lynch received $21.0 billion and $10.2 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $140.8 million and $57.7 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first three months of 2005 and 2004, cash inflows from securitizations related to the following asset types:

(dollars in millions)
	Three Months Ended
	Apr. 1,	Mar. 26,
	2005	2004

Asset category
Residential mortgage loans	$11,349	$7,629
Municipal bonds	3,117	1,734
Corporate and government bonds	896	343
Commercial loans and other	5,593	470

	$20,955	$10,176

Retained interests in securitized assets were approximately $2.3 billion and $2.0 billion at April 1, 2005 and December 31, 2004, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of April 1, 2005. These retained interests arise from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$1,429	$732		$180
Weighted average credit losses (rate per annum)	0.7%	0.0%		0.15%
Range	0.0 – 7.7%	0.0%		0.0 – 8.0%
Impact on fair value of 10% adverse change	$(5)	$-		$-
Impact on fair value of 20% adverse change	$(9)	$-		$(1)
Weighted average discount rate	5.7%	3.4%		6.3%
Range	3.1 – 50.0%	1.9 – 8.4%		4.1 – 25.0%
Impact on fair value of 10% adverse change	$(24)	$(111)		$(4)
Impact on fair value of 20% adverse change	$(47)	$(192)		$(7)
Weighted average life (in years)	4.7	2.4		1.9
Range	0.0 – 16.7	0.1 – 5.8		0.8 – 10.0
Weighted average prepayment speed (CPR)	19.6%	16.6%	(1)	3.1%
Range	0.0 – 55.0%	2.0 – 23.9%	(1)	0.0 – 15.0%
Impact on fair value of 10% adverse change	$(11)	$-		$-
Impact on fair value of 20% adverse change	$(17)	$(1)		$(1)

CPR = Constant Prepayment Rate
(1) Relates to select securitization transactions where assets are prepayable.

The preceding table does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge credit, interest rate, and prepayment risks that are inherent in the retained interests.

Merrill Lynch employs hedging strategies that are structured to account for the hypothetical stress scenarios described above and essentially offset Merrill Lynch’s exposure to loss in the event these scenarios occur. However, the sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated to changes resulting from greater variations because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not consider any hedging activity that Merrill Lynch may take to mitigate the impact of any adverse changes in the key assumptions.

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2005 that were still held by Merrill Lynch as of April 1, 2005 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Credit losses (rate per annum)	0.2%	0.0%	0.0%
Weighted average discount rate	4.3%	3.6%	3.6%
Weighted average life (in years)	4.4	-	-
Prepayment speed assumption (CPR)	13.9%	-	-

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

In addition to standby letters of credit, in certain municipal bond securitizations, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch.

The maximum commitment under these liquidity and default guarantees totaled $22.9 billion and $21.3 billion at April 1, 2005 and December 31, 2004, respectively. The fair value of the commitments approximated $51 million and $74 million at April 1, 2005 and December 31, 2004, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $5.4 billion and $4.7 billion at April 1, 2005 and December 31, 2004, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in

Note 10 to the Condensed Consolidated Financial Statements and in Note 11 in the 2004 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of April 1, 2005 and December 31, 2004, and net credit losses for the year-to-date periods then ended:

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other

April 1, 2005
Principal Amount Outstanding	$45,373	$16,471	$4,141
Delinquencies	37	-	-
Net Credit Losses	-	-	-

December 31, 2004
Principal Amount Outstanding	$31,541	$14,510	$3,866
Delinquencies	40	-	-
Net Credit Losses	2	-	9

Variable Interest Entities

In January 2003, the FASB issued FIN 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE. On December 24, 2003, the FASB issued FIN 46R which requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

As permitted under the transition guidance, Merrill Lynch adopted the provisions of FIN 46R on an entity-by-entity basis. At December 26, 2003, Merrill Lynch applied FIN 46R for purposes of determining those VIEs that must be consolidated or disclosed as giving rise to a significant variable interest, with the exception of those VIEs that issue TOPrSSM, as to which Merrill Lynch applied FIN 46R beginning in the first quarter of 2004.

For the purpose of determining whether Merrill Lynch has a variable interest in a VIE, Merrill Lynch generally employs a cash flow approach. Under a cash flow approach, the determination as to whether an interest is a variable interest is based on whether the interest absorbs variability in the cash flows of the VIE.

The following tables summarize Merrill Lynch’s involvement with VIEs as of April 1, 2005 and December 31, 2004, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

(dollars in millions)
				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs
	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(5)	Size(6)	Lynch(7)	Size(5)	Exposure	Size(5)	Exposure

April 1, 2005
Guaranteed and Other Funds	$1,524	$1,301	$247	$-	$-	$-	$-
Loan and Real Estate VIEs	890	888	-	563	450	-	-
Municipal Bond Securitizations(1)	-	-	-	22,925	22,925	-	-
Tax Planning VIEs(2)(3)	13,847	10,256	5,054	7,061	2,427	-	-
Mortgage Securitizations	-	-	-	274	262	-	-
Credit Linked Note VIEs(4)	16	16	-	-	-	6,616	567
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	690	37

December 31, 2004
Guaranteed and Other Funds	$1,254	$1,054	$245	$-	$-	$-	$-
Loan and Real Estate VIEs	756	756	-	1,054	930	-	-
Municipal Bond Securitizations(1)	-	-	-	21,251	21,251	-	-
Tax Planning VIEs(2)(3)	13,963	7,837	5,089	7,061	2,328	-	-
Mortgage Securitizations	-	-	-	284	276	-	-
Credit Linked Note VIEs(4)	16	16	-	-	-	8,415	506
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	646	30

(1)	The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch’s potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overstates Merrill Lynch’s probability weighted exposure to these VIEs because it does not reflect either the likelihood of the event occurring or the economic hedges that are designed to be effective in principally offsetting Merrill Lynch’s exposure to loss.
(2)	Recourse to Merrill Lynch associated with Consolidated Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made to the investors in the VIEs.
(3)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(4)	The maximum exposure for Credit Linked Note VIEs and Convertible Bond Stripping VIEs is the asset fair value of the derivatives entered into with the VIEs as of April 1, 2005 and December 31, 2004, respectively.
(5)	This column reflects the total size of the assets held in the VIE.
(6)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39, Offsetting of Assets and Liabilities.
(7)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6. Loans, Notes, and Mortgages and Related Commitments to Extend Credit

Loans, Notes, Mortgages and related commitments to extend credit at April 1, 2005 and December 31, 2004, are presented below:

(dollars in millions)
	Loans		Commitments
	Apr. 1,	Dec. 31,	Apr. 1,	Dec. 31,
	2005	2004	2005(1)	2004

Consumer and small- and middle-market business:
Mortgages	$17,816	$17,439	$4,735	$4,735
Small- and middle-market business	6,074	6,450	3,621	3,780
Other	3,829	3,545	333	396
Commercial:
Secured	25,212	23,675	24,285	26,046
Unsecured investment grade	2,754	1,444	19,013	15,333
Unsecured non-investment grade	1,141	992	1,433	1,549

	56,826	53,545	53,420	51,839
Allowance for loan losses	(302)	(283)	-	-
Reserve for lending-related commitments	-	-	(118)	(188)

Total, net	$56,524	$53,262	$53,302	$51,651

(1)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Three Months Ended
	Apr. 1,	Mar. 26,
	2005	2004
Allowance for loan losses at beginning of period	$283	$318
Provision for loan losses	23	4
Charge-offs	(8)	(14)
Recoveries	3	1

Net charge-offs	(5)	(13)
Other	1	(1)

Allowance for loan losses at end of period	$302	$308

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 377,500 individual loans at April 1, 2005, and included residential mortgages, home equity loans, small-and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at April 1, 2005 consisted of approximately 8,100 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch’s securities and financing businesses. The principal balance of nonaccrual loans was $246 million at April 1, 2005 and $202 million at December 31, 2004. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $6.1 billion and $6.0 billion at April 1, 2005 and December 31, 2004, respectively.

The above amounts include $9.3 billion and $9.0 billion of loans held for sale at April 1, 2005 and December 31, 2004, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At April 1, 2005, such loans consisted of $5.0 billion of consumer loans, primarily automobile loans and residential mortgages, and $4.3 billion of commercial loans, approximately 60% of which are to investment grade counterparties. At December 31, 2004, such loans consisted of $4.7 billion of consumer loans, primarily residential mortgages, and $4.3 billion of commercial loans, approximately 74% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 of the 2004 Annual Report.

Note 7. Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of all Merrill Lynch debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at April 1, 2005 and December 31, 2004, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Senior debt issued by ML & Co.	$97,422	$102,892
Senior debt issued by subsidiaries — guaranteed by ML & Co.	6,784	6,965
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	1,229	1,309
Other subsidiary financing — non-recourse	9,523	9,297

Total	$118,050	$123,555

These borrowing activities may create exposure to market risk, most notably interest rate, equity, and currency risk. Refer to Note 1 of the 2004 Annual Report, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing — non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 5 to the Condensed Consolidated Financial Statements.

Borrowings and Deposits at April 1, 2005 and December 31, 2004, are presented below:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings
Commercial paper	$2,448	$3,736
Other	235	243

Total	$2,683	$3,979

Long-term borrowings
Fixed-rate obligations(1)(2)(4)	$51,129	$52,379
Variable-rate obligations(3)(4)	61,742	64,680
Zero-coupon contingent convertible debt (LYONs®)	2,496	2,517

Total	$115,367	$119,576

Deposits
U.S.	$65,174	$65,707
Non U.S.	14,774	14,039

Total	$79,948	$79,746

(1)	Includes long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to variable rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSSM partnerships at April 1, 2005, by remaining maturity, are as follows:

(dollars in millions)

Less than 1 year	$15,377	13%
1 – 2 years	21,851	19
2+ – 3 years	7,860	7
3+ – 4 years	14,743	13
4+ – 5 years	20,013	17
Greater than 5 years	35,523	31

Total	$115,367	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder at specified dates prior to maturity. These borrowings are reflected in the above table as maturing at their put dates, rather than their contractual maturities. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.

Merrill Lynch issues debt and certificates of deposit whose coupons or repayment terms are linked to the performance of individual equity securities, or baskets of securities, or equity or other indices (e.g., S&P 500). A limited number of notes whose coupon or repayment terms are linked to the performance of equity, other indices, or baskets of securities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Merrill Lynch typically economically hedges these notes with positions in derivatives and/or in the underlying securities. These instruments are assessed to determine if there is an embedded derivative that requires separate reporting and accounting.

Except for the $2.5 billion of zero-coupon contingent convertible debt (LYONs®) that were outstanding at April 1, 2005, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

The effective weighted-average interest rates for borrowings, at April 1, 2005 and December 31, 2004 were:

	Apr. 1,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings	3.57%	2.38%
Long-term borrowings, contractual rate	3.18	3.14
Long-term debt issued to TOPrSSM partnerships	7.31	7.31

See Note 8 of the 2004 Annual Report for additional information on LYONs®.

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)
	Three Months Ended
	Apr. 1,	Mar. 26,
	2005	2004

Net Earnings	$1,212	$1,251

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(59)	(8)
Net unrealized gain (loss) on investment securities available-for-sale	(42)	63
Deferred gain (loss) on cash flow hedges	(22)	8

Total other comprehensive income (loss), net of tax	(123)	63

Comprehensive income	$1,089	$1,314

Note 9. Stockholders’ Equity and Earnings Per Share

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
	Three Months Ended
	Apr. 1,	Mar. 26,
	2005	2004

Net earnings	$1,212	$1,251
Preferred stock dividends	7	10

Net earnings applicable to common shareholders — for basic EPS	$1,205	$1,241
Interest expense on LYONs®(1)	1	1

Net earnings applicable to common shareholders — for diluted EPS	$1,206	$1,242

(shares in thousands)
Weighted-average basic shares outstanding(2)	907,814	930,155

Effect of dilutive instruments(3)
Employee stock options	44,249	46,213
FACAAP shares	21,288	23,353
Restricted shares and units	16,764	19,929
Convertible LYONs®(1)	3,158	3,158

Potential effect of dilutive instruments	85,459	92,653

Weighted average diluted shares outstanding(4)	993,273	1,022,808

Basic EPS	$1.33	$1.33
Diluted EPS	1.21	1.21

(1)	See Note 8 of the 2004 Annual Report for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2004 Annual Report for a description of these instruments.
(4)	During the 2005 and 2004 first quarter there were 43 million and 40 million instruments, respectively, that were considered antidilutive and thus were not included in the above calculations. In addition, the value of the conversion option in the new floating rate LYONs® was not in the money and, as a result, no shares have been included in the computation of diluted EPS in any period.

On March 14, 2005, Merrill Lynch issued $1,020 million of floating rate, non-cumulative, perpetual preferred stock. On April 4, 2005, Merrill Lynch issued an additional $90 million of floating rate, non-cumulative, perpetual preferred stock.

On April 19, 2005, Merrill Lynch’s Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share.

During the first quarter of 2005, Merrill Lynch repurchased 17.3 million common shares at an average repurchase price of $59.52 per share. The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005.

Note 10. Commitments, Contingencies and Guarantees

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including class actions, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements. However, the resolution of these matters may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Tax Matters

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2001-2003. Merrill Lynch received a tax assessment from the Tokyo Regional Tax Bureau in 2005 for the years 1998-2002. At issue is the Japanese tax authority view that certain income Merrill Lynch previously paid tax on to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch intends to take steps to prevent duplication of taxes, including obtaining clarification from international authorities on the appropriate allocation of income among multiple jurisdictions. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated range of the additional possible amount is between $0 and $150 million. This range and the level of reserves are adjusted when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate.

Commitments

At April 1, 2005, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than		3+ –	Over
	Total	1 Year	1 – 3 Years	5 Years	5 Years

Commitments to extend credit(1)	$53,420	$22,587	$8,976	$17,096	$4,761
Purchasing and other commitments	5,329	4,394	534	302	99
Operating leases	3,586	553	1,021	834	1,178
Commitments to enter into resale agreements	8,473	8,473	-	-	-

Total	$70,808	$36,007	$10,531	$18,232	$6,038

(1)	See Note 6 to the Condensed Consolidated Financial Statements.

Purchasing and Other Commitments

Merrill Lynch has commitments to purchase partnership interests, primarily related to private equity investing activities, of $273 million and $973 million at April 1, 2005 and December 31, 2004, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, and systems consulting services. At April 1, 2005 and December 31, 2004, minimum fee commitments over the remaining life of these agreements aggregated $533 million and $457 million, respectively. Merrill Lynch has entered into other purchasing commitments totaling $4.5 billion and $2.4 billion at April 1, 2005 and December 31, 2004, respectively.

Leases

As disclosed in Note 11 of the 2004 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Other

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $402 million and $580 million at April 1, 2005 and December 31, 2004, respectively.

Guarantees

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of April 1, 2005, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of April 1, 2005, the maximum payout if the standby facilities are drawn was $19.5 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $23.3 billion. In certain instances,

Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of April 1, 2005, the maximum payout if an issuer defaults was $3.4 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $4.7 billion. For additional information on these facilities, see Note 11 of the 2004 Annual Report.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $586 million as collateral to secure these guarantees. In addition, standby letters of credit include $553 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At April 1, 2005, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at April 1, 2005. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $9 million at April 1, 2005.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $157 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration are summarized at April 1, 2005 as follows:

(dollars in millions)
	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$1,172,436	$372,438	$304,188	$159,950	$335,860	$26,745
Liquidity facilities with SPEs(2)	19,512	17,844	1,668	-	-	36
Liquidity and default facilities
with SPEs(2)	3,437	2,499	700	-	238	15
Residual value guarantees(3)	1,089	61	2	488	538	29
Standby letters of credit and other guarantees(4)(5)(6)	3,083	1,197	400	160	1,326	13

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $5.4 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $528 million of reimbursement agreements with the Mortgage 100SM program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.

See Note 11 of the 2004 Annual Report for additional information on guarantees.

Note 11. Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension, and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 12 of the 2004 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

Pension cost for the three months ended April 1, 2005 and March 26, 2004, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended
	Apr. 1,			Mar. 26,
	2005			2004
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost(1)	$-	$6	$6	$-	$12	$12
Interest cost	24	15	39	24	14	38
Expected return on plan assets	(24)	(13)	(37)	(24)	(11)	(35)
Amortization of unrecognized items and other	-	4	4	-	3	3

Total defined benefit pension cost	$-	$12	$12	$-	$18	$18

(1)	The U.K. defined benefit plan was frozen at the end of the second quarter of 2004, which accounts for the reduction in service costs.

Merrill Lynch disclosed in its 2004 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $26 million to its non-U.S. defined benefit pension plans in 2005. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three months ended April 1, 2005 and March 26, 2004, included the following components:

(dollars in millions)
	Three Months Ended
	Apr. 1,	Mar. 26,
	2005	2004

Service cost	$5	$4
Interest cost	8	8
Other	2	2

Total other postretirement benefits cost	$15	$14

Approximately 97% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 12. Regulatory Requirements

Effective January 1, 2005, Merrill Lynch is a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital on a consolidated basis.

Certain U.S. and non-U.S. subsidiaries are subject to various securities, banking, and insurance regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Merrill Lynch’s principal regulated subsidiaries are discussed below.

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At April 1, 2005, MLPF&S’s regulatory net capital of $6,244 million was approximately 41% of ADI, and its regulatory net capital in excess of the minimum required was $5,740 million.

On December 23, 2004, the SEC granted MLPF&S an exemption from the application of the standard net capital requirements of Rule 15c3-1, pursuant to SEC rule amendments adopted on June 8, 2004. As a condition of this exemption, Merrill Lynch consented to group-wide supervision by the SEC. The rule amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms, that have comprehensive internal controls and risk management practices in place, to use their mathematical risk models to calculate certain regulatory capital deductions. Effective January 1, 2005, MLPF&S began operating under the amended rules. On March 31, 2005, MLPF&S, with the approval of the SEC and the New York Stock Exchange, made a payment of $2.0 billion to its parent company, ML & Co., consisting of a $1.2 billion dividend and a subordinated debt repayment of $800 million.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At April 1, 2005, MLI’s financial resources were $8,756 million, exceeding the minimum requirement by $1,117 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At April 1, 2005, MLGSI’s liquid capital of $1,679 million was 211% of its total market and credit risk, and liquid capital in excess of the minimum required was $725 million.

MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At April 1, 2005, MLJS’s net capital was $1,034 million, exceeding the minimum requirement by $566 million.

Banking Regulation

Two subsidiaries of ML & Co., Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLB&T”) are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels are measured based on the following ratios: (i) the Tier 1 leverage ratio; (ii) the Tier 1 risk-based capital ratio; and (iii) the Total risk-based capital ratio. These ratios are calculated as follows: (i) Tier 1 Capital divided by average assets during the period; (ii) Tier 1 Capital divided by risk weighted assets at period end; and (iii) Total Capital divided by risk weighted assets at period end, respectively. MLBUSA and MLB&T each exceed the following minimum bank regulatory requirements for classification as a well- capitalized bank: (i) 5% for the Tier 1 leverage ratio; (ii) 6% for the Tier 1 risk-based capital ratio; and (iii) 10% for the Total risk-based capital ratio. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of April 1, 2005 and December 31, 2004.

(dollars in millions)
	Apr. 1, 2005		Dec. 31, 2004
	Actual Ratio	Amount	Actual Ratio	Amount

Tier I leverage (to average assets)

MLBUSA	8.27%	$5,423	7.58%	$5,171

MLB&T	6.06	804	6.17	815

Tier I capital (to risk-weighted assets)

MLBUSA	10.67	$5,423	10.28	5,171

MLB&T	16.59	804	17.35	815

Total capital (to risk-weighted assets)

MLBUSA	11.22	$5,706	10.81	5,438

MLB&T	16.65	807	17.39	817

Merrill Lynch Capital Markets Bank Limited (“MLCMB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”), as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMB is required to meet minimum regulatory capital requirements under EU banking law as implemented in Ireland by IFSRA. At April 1, 2005, MLCMB’s capital ratio was above the minimum requirement at 12.65% and its financial resources, as defined, were $2,757 million, exceeding the minimum requirement by $1,313 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At April 1, 2005, MLIB’s consolidated capital ratio was 12.73% and its consolidated financial resources were $2,466 million, exceeding the minimum requirement by $469 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of April 1, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 1, 2005 and March 26, 2004. These interim financial statements are the responsibility of Merrill Lynch’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 31, 2004, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 6, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch’s Annual Report on Form 10-K for the year ended December 31, 2004 and in the following sections. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures Merrill Lynch may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

Introduction

Merrill Lynch is a holding company that, through its subsidiaries, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending, and related products and services on a global basis. In addition, Merrill Lynch engages in market-making activities on behalf of its clients and for its own account, as well as in private equity and other principal investment activities.

Merrill Lynch is a leading participant in the financial services industry, which is extremely competitive and highly regulated. As a participant in this industry and the global financial markets, Merrill Lynch may be influenced by numerous unpredictable factors, including economic conditions, monetary and fiscal policies, the liquidity of the global markets, international and regional political events, acts of war or terrorism, changes in the competitive landscape and investor sentiment. In addition to these factors, Merrill Lynch may be affected by regulatory and/or legislative initiatives that may affect the conduct of its businesses, including increased regulation, the outcome of legal and regulatory investigations and proceedings, and by changes in applicable laws and regulations. These factors may significantly affect Merrill Lynch’s net revenues and net earnings from period to period.

Regulatory Environment

As noted above, the financial services industry is impacted by the regulatory and legislative environment. In 2004, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to internal control over financial reporting and current reporting requirements became effective and/or were adopted in their final form. The Securities and Exchange Commission (“SEC”) also adopted rules and/or rule amendments that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers, and registration requirements for advisors to certain private investment pools, and it proposed rules that would modify the offering process for securities. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and qualifications, practices related to the initial public offering (“IPO”) of equity securities, mutual fund trading, disclosure practices and auditor independence.

On June 8, 2004, the SEC adopted rule amendments under the Securities Exchange Act of 1934 that establish a voluntary, alternative method of computing deductions to net capital for certain broker-dealers. These amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms that have comprehensive internal controls and risk management practices in place to use their mathematical risk models to calculate certain regulatory capital charges. Further, these amendments establish consolidated supervision of the broker-dealer’s holding company on a group-wide basis. The rule amendments respond in part to the European Union (“EU”) Financial Conglomerates (or “Financial Groups”) Directive effective from January 1, 2005. Under that directive, financial groups that conduct business through regulated financial entities in the EU must demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. In respect of the EU Financial Groups Directive, the U.K. Financial Services Authority (“FSA”) has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch.

The application filed with the SEC by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), the firm’s principal U.S. broker-dealer, under the net capital rule amendments was approved on December 23, 2004. As a result, effective January 1, 2005 MLPF&S is using the alternative methods of computing market and credit risk capital charges, and, as a condition of using these methods, Merrill Lynch is now subject to group-wide supervision by the SEC. As such, Merrill Lynch is computing allowable capital and allowances thereto; permitting the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and has adopted various additional SEC reporting, record-keeping, and notification requirements. Merrill Lynch is now referred to as a Consolidated Supervised Entity (“CSE”). Merrill Lynch expects that being a CSE will likely impose additional costs and impact decisions relative to monitoring capital adequacy.

Regarding new developments in international capital standards, Merrill Lynch continues to work closely with regulators to assess the impact of compliance with the new Basel II capital standards, which the Basel Committee on Banking Supervision adopted in June 2004. Merrill Lynch, like all other large financial services firms, is actively analyzing the Basel II framework and related implementation costs. As rules governing implementation of Basel II are released, Merrill Lynch expects to begin the process of complying with the new framework.

Business Environment

During the 2005 first quarter, global market conditions were strong during January and February, but became increasingly challenging in March as market sentiment became more cautious. This trend continued during April. Investor concerns about rising inflation and more aggressive monetary policy, rising oil prices, the pace of economic growth and widening credit spreads caused global financial market conditions to weaken.

U.S. equity market conditions deteriorated as a result of weaker investor sentiment. The Dow Jones Industrial Average finished the quarter down 2.6%, the Nasdaq Composite declined 8.1%, and the

Standard and Poor’s 500 stock index fell 2.6% compared to the end of 2004. Global equity indices had mixed results during the quarter. In Europe, equity markets were generally positive as the FTSE 100 index increased 1.7% and the Dow Jones Euro STOXX 50 index was up 3.3%. In Asia, results in major markets were mixed as Hong Kong’s Hang Seng index declined 5.0%, while Japan’s Nikkei 225 finished the quarter up 1.6%.

Interest rates generally increased during the quarter, and the yield curve flattened. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 4.49%, up from 4.22% at the end of 2004. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate twice during the quarter to 2.75%.

Global debt and equity underwriting volumes increased to $1.6 trillion, up 20.5% from the 2004 fourth quarter but down 5.0% from the first quarter of 2004.

According to Thomson Financial Securities Data, global announced merger and acquisition activity increased 18% from the year-ago quarter, with a total value of announced deals of $586 billion. In the United States, the value of announced deals increased 12% from the year-ago quarter, to $270 billion. Globally, the value of completed deals totaled $344 billion, up 41% from the 2004 first quarter.

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

Critical Accounting Policies and Estimates

The following is a summary of Merrill Lynch’s critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2004 Annual Report and Note 1 to the Condensed Consolidated Financial Statements.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:
•	Valuations of certain trading inventory and investment securities;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”) should be consolidated;
•	Tax reserves;
•	The realization of deferred tax assets;
•	The allowance for loan losses;
•	The carrying amount of goodwill;
•	Valuation of employee stock options;
•	Insurance reserves and recovery of insurance deferred acquisition costs;
•	Interim compensation accruals, particularly cash incentive awards and Financial Advisor compensation; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated

Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2004 Annual Report.

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of Merrill Lynch’s financial statement preparation. Fair values for exchange-traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for over-the- counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or Merrill Lynch’s own credit ratings as appropriate.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark-to-market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging out the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Unrealized gains at the inception of the derivative are not recognized at the inception of the contract unless significant inputs to the valuation model are observable in the market.

Merrill Lynch holds investments that may have quoted market prices but that are subject to restrictions (e.g., consent of the issuer or other investors to sell) that may limit Merrill Lynch’s ability to realize the quoted market price. Accordingly, Merrill Lynch estimates the fair value of these securities based on management’s best estimate, which incorporates pricing models based on projected cash flows, earnings multiples, comparisons based on similar market transactions and/or review of underlying financial conditions and other market factors.

Valuation adjustments are an integral component of the mark-to-market process and are taken for individual positions where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires adjustment to the values derived by the pricing models.

Because valuation may involve significant estimation where readily observable prices are not available, a categorization of Merrill Lynch’s financial instruments based on liquidity of the instrument and the amount of estimation required in determining its value as recorded in the Condensed Consolidated Financial Statements is provided below.

Assets and liabilities recorded on the balance sheet can be broadly categorized as follows:

1.	Highly liquid cash and derivative instruments, primarily carried at fair value, for which quoted market prices are readily available (for example, exchange-traded equity securities, listed options, and U.S. Government securities).

2.	Liquid instruments, primarily carried at fair value, including:

a)	Cash instruments for which quoted prices are available but which trade less frequently such that there may not be complete pricing transparency for these instruments across all market cycles (for example, corporate and municipal bonds and certain physical commodities);

b)	Derivative instruments that are valued using a model, where inputs to the model are directly observable in the market (for example, U.S. dollar interest rate swaps); and

c)	Instruments that are priced with reference to financial instruments whose parameters can be directly observed (for example, certain trading loans).

3.	Less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments; certain loans; long-dated or complex derivatives such as certain foreign exchange options and credit default swaps; distressed debt and aged inventory positions; and commodity derivatives such as long-dated options on gas, power and weather derivatives).

At April 1, 2005 and December 31, 2004, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)
April 1, 2005	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$78,079	$60,219	$1,982	$140,280
Contractual agreements	3,488	27,285	3,262	34,035
Investment securities	10,767	58,948	6,403	76,118

Liabilities
Trading liabilities, excluding contractual agreements	$58,044	$9,785	$325	$68,154
Contractual agreements	7,655	30,347	5,253	43,255

December 31, 2004

Assets
Trading assets, excluding contractual agreements	$74,767	$62,488	$2,716	$139,971
Contractual agreements	5,240	32,329	4,410	41,979
Investment securities	8,820	63,440	6,020	78,280

Liabilities
Trading liabilities, excluding contractual agreements	$51,763	$11,039	$1,269	$64,071
Contractual agreements	9,081	36,334	5,743	51,158

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at April 1, 2005 and December 31, 2004, include $189.4 billion and $173.4 billion of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions), which are recorded at their contractual amounts, approximating fair value, and for which little or no estimation is required by management.

Changes in Estimates

Litigation

Merrill Lynch is involved in a significant number of lawsuits, arbitrations, investigations and/or proceedings by governmental and self-regulatory agencies. Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and will vigorously contest, many of these matters. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings. See Note 10 to the Condensed Consolidated Financial Statements and Part II. Item 1. for additional information on litigation.

Results of Operations

	For the Three
	Months Ended
	April 1,	March 26,
(dollars in millions, except per share amounts)	2005	2004

Net Revenues Asset management and portfolio service fees	$1,435	$1,313
Commissions	1,345	1,339
Principal transactions	879	1,029
Investment banking	811	837
Revenues from consolidated investments	127	57
Other	345	332

Subtotal	4,942	4,907

Interest and dividend revenues	5,541	3,056
Less interest expense	4,262	1,902

Net interest profit	1,279	1,154

Total Net Revenues	6,221	6,061

Non-interest expenses:
Compensation and benefits	3,084	3,047
Communications and technology	396	340
Occupancy and related depreciation	233	217
Brokerage, clearing, and exchange fees	219	185
Professional fees	178	177
Advertising and market development	126	122
Expenses of consolidated investments	85	42
Office supplies and postage	52	51
Other	179	190

Total non-interest expenses	4,552	4,371

Earnings before income taxes	$1,669	$1,690

Net earnings	$1,212	$1,251

Earnings per common share:
Basic	$1.33	$1.33
Diluted	1.21	1.21
Annualized return on average common stockholders’ equity	15.5%	17.0%
Pre-tax profit margin	26.8	27.9

Compensation and benefits as a percentage of net revenues	49.6%	50.3%
Non-compensation expenses as a percentage of net revenues	23.6	21.8

Quarterly Results of Operations

Merrill Lynch’s net earnings were $1.21 billion for the 2005 first quarter, down 3% from $1.25 billion in the first quarter of 2004. Earnings per common share were $1.33 basic and $1.21 diluted, unchanged from the year-ago quarter. Net revenues were $6.2 billion in the first quarter of 2005, 3% higher than the 2004 first quarter. The 2005 first quarter pre-tax margin was 26.8%, down from 27.9% in the prior-year quarter.

Asset management and portfolio services fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain mutual funds, separately managed accounts, and institutional money management arrangements (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.4 billion, up 9% from the first quarter of 2004 due primarily to higher portfolio servicing fees and asset management fees arising from higher equity market values at the beginning of the quarter. Additionally, the year-on-year increase in portfolio servicing fees reflects net inflows into asset-priced accounts and the increase in asset management fees reflects the impact of net inflows of higher yielding assets.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter equity securities and commodities, money market instruments, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.3 billion, essentially unchanged from the 2004 first quarter, as higher mutual fund, money market, and insurance commissions were offset by lower equity commissions resulting from lower equity transaction volumes by retail clients.

Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as over-the-counter equity securities, government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities. Principal transactions revenues were $879 million, 15% lower than the year-ago quarter, due primarily to lower revenues in the trading of interest rate products and lower equity derivative revenues due to lower volatility.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. Net interest profit was $1.3 billion, up 11% from the 2004 first quarter, due primarily to increased interest revenues from the principal investing and secured lending businesses and the impact of rising short-term interest rates on deposit spreads.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $811 million, down 3% from the 2004 first quarter, as both underwriting and advisory revenues declined. Equity underwriting revenues were lower as market volumes declined, but this result was partially offset by increased debt underwriting revenues. Strategic advisory revenues were essentially unchanged from the year-ago quarter.

Revenues from consolidated investments were $127 million, up from $57 million in the 2004 first quarter, reflecting the full impact of entities consolidated in the latter part of 2004.

Other revenues include realized investment gains and losses, write-downs of certain available-for-sale securities, gains related to the sale of mortgages, equity income from unconsolidated subsidiaries and distributions on equity investments. Other revenues were $345 million, 4% higher than the 2004 first quarter, due principally to increased realized gains on sales of investments, partially offset by lower realized gains on the sales of mortgages.

Compensation and benefits expenses were $3.1 billion in the first quarter of 2005, essentially unchanged from the year-ago quarter. Compensation and benefits expenses were 49.6% of net revenues for the first quarter of 2005, compared to 50.3% in the year-ago quarter.

Non-compensation expenses were $1.5 billion in the first quarter of 2005, up 11% from the year-ago quarter. Communications and technology costs were $396 million, up 16% from the first quarter of 2004 due to higher system consulting costs related to investments for growth, and expenses related to the roll-out of Wealth Management Technology Platform in Global Private Client (“GPC”).

Brokerage, clearing and exchange fees were $219 million, up 18% from the 2004 first quarter. Expenses of consolidated investments were $85 million, up from $42 million in the 2004 first quarter, reflecting the full impact of entities consolidated in the latter part of 2004.

Merrill Lynch’s first quarter 2005 effective tax rate was 27.4%, up from 24% for the full year of 2004. The 2004 effective tax rate reflected the utilization of remaining Japanese tax loss carry-forwards. The first quarter 2005 effective tax rate included a net benefit related to settlements with various taxing authorities.

Business Segments

Merrill Lynch reports its results in three business segments: Global Markets and Investment Banking (“GMI”), GPC, and Merrill Lynch Investment Managers (“MLIM”). GMI provides full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM is a global asset manager serving individual, institutional and corporate clients.

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities. Effective in the first quarter of 2005, GMI and GPC amended their revenue sharing agreement such that the interest spread GPC earns from GMI, on the deposits originated by GPC and managed by GMI, was increased to reflect the current interest rate environment. The impact of this change was not material. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are restated to reflect reallocations of revenues and expenses that result from changes in Merrill Lynch’s business strategy and organizational structure.

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended
	Apr. 1,	Mar. 26,	% Inc.
(dollars in millions)	2005	2004	(Dec.)

Global Markets

Debt	$1,643	$1,613	2

Equity	990	921	7

Total Global Markets net revenues	2,633	2,534	4

Investment Banking

Origination

Debt	280	236	19

Equity	242	276	(12)

Strategic Advisory Services	160	163	(2)

Total Investment Banking net revenues	682	675	1

Total net revenues	3,315	3,209	3

Non-interest expenses	2,191	2,090	5

Pre-tax earnings	$1,124	$1,119	-

Pre-tax profit margin	33.9%	34.9%

During the first quarter of 2005, GMI demonstrated the benefits of its more diversified sources of net revenues despite more challenging market conditions in March. GMI’s net revenues increased 3% from the 2004 first quarter, to $3.3 billion. Pre-tax earnings of $1.1 billion were essentially unchanged from the year-ago quarter, and the pre-tax profit margin was 33.9%.

Global Markets net revenues increased 4% from the 2004 first quarter, to $2.6 billion. These results were driven by a record quarter in Debt Markets and the highest net revenues in fifteen quarters in Equity Markets. Investment Banking net revenues were essentially unchanged from the year-ago quarter.

A detailed discussion of GMI’s revenues follows:

Global Markets

Debt Markets

Debt Markets first quarter 2005 net revenues increased 2% from the year ago quarter, to $1.6 billion. These revenues include principal transactions and net interest profit (which should be viewed in aggregate to derive an accurate view of trading results), commissions, revenues from equity method investments, and other revenues. In the first quarter of 2005, Debt markets net revenues included $15 million of revenues related to equity method investments, primarily related to its principal investing activities, as compared to $74 million in the year-ago quarter. This reduction was due to the change in accounting treatment for an investment from the equity method to the cost method. Net revenues related to equity method investments are included in Other revenues on the Condensed Consolidated Statements of Earnings.

The year-on-year increase in Debt Markets net revenues was driven principally by Global Principal Investments and Secured Finance (which includes Merrill Lynch’s mortgage and asset-backed securitization and trading businesses, as well as its principal investing activities), the trading of credit products, and the contribution of the newly acquired commodities trading business. These results were largely offset by reduced revenues from the trading of interest rate products.

Equity Markets

Equity markets first quarter net revenues increased 7% from the year-ago quarter, to $990 million. These revenues include commissions, principal transactions and net interest profit, revenues from equity method investments, and other revenues. Equity markets net revenues included $62 million of revenues related to equity method investments in the first quarter of 2005, as compared to $26 million in the year-ago quarter.

The year-on-year increase in Equity Markets net revenues was driven principally by growth in prime brokerage and equity derivatives revenues, partially offset by lower cash equity trading revenues.

In March 2005, Merrill Lynch announced its acquisition of Pax Clearing Corporation, a clearing and financing platform. This acquisition will complement the acquisition of ABN Amro’s clearing and financing business, which closed in 2004. The addition of Pax will strengthen Merrill Lynch’s prime brokerage market presence and its equity financing capabilities. This transaction closed on April 29, 2005.

Investment Banking

Underwriting

Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Due to certain technology upgrades, $62 million of equity underwriting revenues were misclassified as debt underwriting revenues in Merrill Lynch’s first quarter earnings release. These amounts have been corrected in this filing and corrective action has been taken to ensure proper classification going forward.

Underwriting revenues in the first quarter of 2005 were $522 million, up 2% from the year-ago quarter. This result reflected higher debt underwriting revenues due principally to Merrill Lynch’s focus on balancing the profitability of this business with competitive market share and league table ranking. Lower equity underwriting revenues were a partial offset, as market volumes of closed-end funds and convertibles declined.

Merrill Lynch’s underwriting market share information based on transaction value follows:

	For the Three Months Ended
	Apr. 1, 2005		Mar. 26, 2004
	Market		Market
	Share	Rank	Share	Rank

Global proceeds Debt and Equity	4.8%	8	7.9%	2
Debt	4.4	10	7.9	2
Equity and equity-linked	10.8	1	8.3	4
U.S. proceeds Debt and Equity	6.0%	9	10.9%	2
Debt	5.6	11	11.0	2
Equity and equity-linked	12.4	2	9.0	5

Source:	Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $160 million in the first quarter of 2005, down 2% from the year-ago quarter as Merrill Lynch’s share of completed merger and acquisition volume declined. Completed transaction volumes in any period are impacted by the timing of when transactions close.

Merrill Lynch’s merger and acquisition market share information based on transaction value is as follows:

	For the Three Months Ended
	Apr. 1, 2005		Mar. 26, 2004
	Market		Market
	Share	Rank	Share	Rank

Completed transactions Global	15.9%	6	16.8%	2
U.S.	5.3	11	32.9	1
Announced transactions Global	25.9%	3	26.5%	2
U.S.	31.4	2	24.0	5

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three
	Months Ended
	Apr. 1,	Mar. 26,	% Inc.
(dollars in millions)	2005	2004	(Dec.)

Fee-based revenues	$1,268	$1,158	9
Transactional and origination revenues	852	914	(7)
Net interest profit	398	340	17
Other revenues	75	96	(22)

Total net revenues	2,593	2,508	3

Non-interest expenses	2,083	2,001	4

Pre-tax earnings	$510	$507	1

Pre-tax profit margin	19.7%	20.2%

GPC maintained its strong performance in the first quarter of 2005, despite a decline in transactional activity as the quarter progressed. GPC’s first quarter 2005 pre-tax earnings were $510 million, essentially unchanged from the 2004 first quarter and the pre-tax margin was 19.7% as compared to 20.2% in the year-ago quarter. Net revenues increased 3% from the year-ago quarter to $2.6 billion. Higher asset values and annuitized net asset inflows led to improved fee-based revenues, while transactional and origination revenues were lower as investor activity levels declined progressively throughout the quarter. Compared with the 2004 first quarter, non interest expenses were higher principally reflecting increased compensation costs resulting from growth in Financial Advisor (“FA”) headcount, as well as additional costs related to the roll-out of the Wealth Management Technology Platform.

Total assets in GPC accounts increased 4% from the year-ago quarter, to $1.3 trillion. Total net new money for the 2005 first quarter was $10.9 billion, and net new annuitized assets reached $13.5 billion. GPC employed approximately 14,100 FAs at the end of the 2005 first quarter, a net increase of approximately 400 from the end of the year-ago quarter.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues
Fee-based revenues are comprised of portfolio service fees. These revenues are derived from accounts which charge an annual fee based on net asset value, such as Unlimited AdvantageSM, separate account products marketed under Merrill Lynch Consults®, as well as fees from taxable and tax-exempt money market funds. Also included in fee-based revenues are servicing fees related to these accounts, commissions related to distribution fees on mutual fund sales, and certain other account-related fees.

GPC generated $1.3 billion of fee-based revenues in the 2005 first quarter, up 9% from the year-ago quarter, reflecting market-driven increases in asset levels. Fee-based revenues in the first quarter of 2005 reflected higher portfolio service fees, a large portion of which are calculated on beginning-of- period asset values, and increased distribution fees related to mutual fund sales.

The value of assets in GPC accounts and assets in asset-priced accounts at April 1, 2005 and March 26, 2004 is included in the table below. Assets in asset-priced accounts primarily reflect those assets in (i) managed accounts, for which fees are determined based on the value of assets in the account and (ii) mutual funds, for which fees are determined based on the average daily net asset value.

	Apr. 1,	Mar. 26,
(dollars in billions)	2005	2004

Assets in GPC accounts U.S.	$1,226	$1,187
Non-U.S.	116	105

Total	$1,342	$1,292

Assets in asset-priced accounts	$256	$235
As a percentage of total assets in GPC accounts	19%	18%

Transactional and origination revenues
Transactional and origination revenues include certain commissions revenues, such as those that arise from agency transactions in listed and over-the-counter equity securities, insurance products, and options. Also included are principal transactions and new issue revenues which primarily represent bid-offer revenues in over-the-counter equity securities, government bonds and municipal securities, as well as selling concessions on newly issued debt and equity securities.

Transactional and origination revenues were $852 million in the first quarter of 2005, 7% lower than the year-ago quarter, due principally to lower investor trading activity and lower origination volumes during the 2005 first quarter compared to the year-ago quarter.

Net interest profit
GPC’s net interest profit was $398 million in the first quarter of 2005, up 17% from $340 million in the 2004 first quarter, due in part to the impact of rising short-term interest rates on deposit spreads. For the first quarter of 2005, provisions related to credit losses associated with the small- and middle- market business loan portfolio were significantly below recent levels, and were essentially in line with the 2004 first quarter level. Based on management’s evaluation of the credit quality of the portfolio at April 1, 2005, the reserve for credit losses is deemed adequate.

Other revenues
GPC’s other revenues were $75 million in the first quarter of 2005, compared to $96 million in the year-ago period, due primarily to lower gains on sales of mortgages.

In April 2005, Merrill Lynch announced plans to acquire the U.S. 401(k) business of AMVESCAP Plc. This transaction is expected to accelerate the growth of GPC’s existing retirement business. The newly acquired business will become part of the Princeton Retirement Group, a newly established subsidiary, and will provide Merrill Lynch with the ability to serve third-party plan sponsors in the defined contribution business. The transaction is expected to close between the late second quarter and the early third quarter.

For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three
	Months Ended
	Apr. 1,	Mar. 26,
(dollars in millions)	2005	2004	% Inc.

Asset management fees	$373	$347	7
Commissions	28	30	(7)
Other revenues	13	24	(46)

Total net revenues	414	401	3
Non-interest expenses	287	293	(2)

Pre-tax earnings	$127	$108	18

Pre-tax profit margin	30.7%	26.9%

MLIM continued to leverage its investment performance to grow the distribution of its products, while maintaining an efficient operating platform. More than 70% of global assets under management were ahead of their respective benchmarks or category medians for the 1-, 3- and 5-year periods ended March 2005.

MLIM’s pre-tax earnings in the 2005 first quarter were $127 million, up 18% from the 2004 first quarter on net revenues that increased 3% from the year ago period to $414 million due primarily to an increase in equity market values and higher margin long-term assets under management. Non-interest expenses decreased 2% from the year-ago period, to $287 million due to continued expense management. The pre-tax margin was 30.7% in the first quarter of 2005, up from 26.9% in the year-ago quarter. MLIM generated strong net inflows from its European third-party retail distribution efforts, driven in part by record sales of the Merrill Lynch International Fund product range.

A detailed discussion of MLIM’s revenues follows:

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets. In some cases, mutual funds, separately managed accounts and institutional money management arrangements also will generate performance fees.

Asset management fees were $373 million, up 7% from the first quarter of 2004 due to an increase in equity market values, higher margin long-term assets under management, and higher performance fees. At the end of the first quarter of 2005, firmwide assets under management totaled $479 billion, with $474 billion managed by MLIM and $5 billion managed by GPC. Compared with the 2004 first quarter, assets under management declined 7%, with outflows concentrated in institutional liquidity products, as a result of increases in U.S. short-term interest rates. These outflows were partially offset by net inflows from the European third-party retail channel.

An analysis of changes in firmwide assets under management from March 26, 2004 to April 1, 2005 is as follows:

		Net Changes Due To
	March 26,	New	Asset		April 1,
(dollars in billions)	2004(1)	Money	Appreciation	Other(2)	2005(1)

Assets under management	$513	$(52)	$21	$(3)	$479

(1)	Includes $5 billion of assets managed by GPC.
(2)	Includes reinvested dividends, the impact of foreign exchange movements and other changes.

Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds (“12b-1 fees”). The CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $28 million in the first quarter of 2005, down 7% from a year ago reflecting the declining popularity of rear-load shares.

Other revenues
Other revenues, which primarily include net interest profit and revenues from consolidated investments, totaled $13 million and $24 million for the first quarter of 2005 and 2004, respectively. The decline reflects lower investment gains.

In April 2005, MLIM announced it has agreed to acquire the internal investment management unit of Royal Philips Electronics. The transaction, which is expected to close in the third quarter of 2005, will include a seven-year contract to manage $16 billion in Philips’ pension fund assets in the Netherlands. Upon completion, the acquired unit will operate under the MLIM name.

For additional information on MLIM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the April 1, 2005 and December 31, 2004 period-end, and first quarter 2005 and full-year 2004 average balance sheets:

		2005		2004
	Apr. 1,	Quarterly	Dec. 31,	Full Year
(dollars in billions)	2005	Average(1)	2004	Average(1)

Assets
Trading-Related
Securities financing assets	$205.0	$225.6	$185.3	$181.1
Trading assets	174.3	193.0	182.0	163.9
Other trading-related receivables	55.6	59.5	59.3	53.0

	434.9	478.1	426.6	398.0

Non-Trading-Related
Cash	42.1	48.8	43.9	28.4
Investment securities	76.1	77.5	78.3	82.5
Loans, notes, and mortgages	56.5	57.4	53.3	54.8
Other non-trading assets	46.0	52.7	46.0	43.3

	220.7	236.4	221.5	209.0

Total assets	$655.6	$714.5	$648.1	$607.0

Liabilities
Trading-Related
Securities financing liabilities	$200.7	$239.9	$188.9	$186.5
Trading liabilities	111.4	125.5	115.2	103.4
Other trading-related payables	67.9	64.1	62.3	58.2

	380.0	429.5	366.4	348.1

Non-Trading-Related
Commercial paper and other short-term borrowings	2.7	3.6	4.0	5.8
Deposits	79.9	80.0	79.7	77.8
Long-term borrowings	112.3	119.4	116.5	100.4
Long-term debt issued to TOPrSSM partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	44.7	46.9	47.0	41.8

	242.7	253.0	250.3	228.9

Total liabilities	622.7	682.5	616.7	577.0

Total stockholders’ equity	32.9	32.0	31.4	30.0

Total liabilities and stockholders’ equity	$655.6	$714.5	$648.1	$607.0

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of April 1, 2005:

(dollars in millions)
	Expiration
		Less
		Than	1 – 3	3+– 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$19,512	$17,844	$1,668	$-	$-
Liquidity and default facilities with SPEs(1)	3,437	2,499	700	-	238
Residual value guarantees(2)	1,089	61	2	488	538
Standby letters of credit and other guarantees(3)(4)(5)	3,083	1,197	400	160	1,326

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes $528 million of reimbursement agreements with the Mortgage 100SM program.
(4)	Includes guarantees related to principal- protected mutual funds.
(5)	Includes certain indemnifications related to foreign tax planning strategies.

Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at April 1, 2005. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are generally short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables. Also excluded are obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability and separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)
	Expiration
		Less
		Than	1 – 3	3+– 5	Over
	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$115,367	$15,377	$29,711	$34,756	$35,523
Purchasing and other commitments	5,329	4,394	534	302	99
Operating lease commitments	3,586	553	1,021	834	1,178

(1)	Includes Long-term debt issued to TOPrSSM partnerships.

Commitments

At April 1, 2005, Merrill Lynch commitments had the following expirations:

(dollars in millions)
	Expiration
		Less
		Than	1 – 3	3+– 5	Over
	Total	1 Year	Years	Years	5 Years

Commitments to extend credit	$53,420	$22,587	$8,976	$17,096	$4,761
Commitments to enter into resale agreements	8,473	8,473	-	-	-

Capital and Funding

The primary objectives of Merrill Lynch’s capital structure and funding policies are to support the successful execution of Merrill Lynch’s business strategies while ensuring:

•	sufficient equity capital to support existing businesses and future growth plans and

•	liquidity across market cycles and through periods of financial stress.

These objectives and Merrill Lynch’s capital and funding policies are discussed more fully in the 2004 Annual Report.

Capital

At April 1, 2005, equity capital, as defined by Merrill Lynch, totaled $35.4 billion and was comprised of $31.2 billion of common equity, $1.7 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrSSM partnerships (net of related investments). Merrill Lynch regularly reviews overall equity capital needs to ensure that its equity capital base can support the estimated risks and needs of its businesses, the regulatory and legal capital requirements of its subsidiaries, and requirements pursuant to the new CSE rules. Merrill Lynch determines the appropriateness of its equity capital composition, taking into account that its preferred stock and TOPrSSM are perpetual. In the event that capital is generated beyond estimated needs, Merrill Lynch returns capital to shareholders through share repurchases and dividends.

Merrill Lynch continued to grow its equity capital base in 2005 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends. Equity capital of $35.4 billion at April 1, 2005 was 4% higher than at December 31, 2004.

As part of its active management of equity capital, Merrill Lynch repurchased 17.3 million shares of its common stock during the first quarter of 2005 at an average price of $59.52 per share, completing the $2 billion program authorized in July 2004. The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005.

On March 14, 2005, Merrill Lynch issued $1,020 million of floating rate, non-cumulative, perpetual preferred stock. On April 4, 2005, Merrill Lynch issued an additional $90 million of floating rate, non-cumulative, perpetual preferred stock.

In April 2005, Merrill Lynch’s Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share.

Major components of the changes in equity capital for the first three months of 2005 are as follows:

(dollars in millions)

Balance at December 31, 2004	$33,914
Net earnings	1,212
Issuance of preferred stock	1,020
Common and preferred stock dividends	(159)
Common stock repurchases	(1,032)
Net effect of employee stock transactions and other(1)	465

Balance at April 1, 2005	$35,420

(1)	Includes effect of Accumulated other comprehensive loss and other items.

Balance Sheet Leverage

Asset-to-equity leverage ratios are commonly used to assess a company’s capital adequacy. When assessing its capital adequacy, Merrill Lynch considers the risk profile of assets, the impact of hedging, off balance sheet exposures, operational risk and other considerations. As leverage ratios are not risk sensitive, Merrill Lynch does not rely on them as a measure of capital adequacy. Merrill Lynch believes that a leverage ratio adjusted to exclude securities financing related assets considered to have a low risk profile provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio.

The following table provides calculations of Merrill Lynch’s leverage ratios at April 1, 2005 and December 31, 2004:

(dollars in millions)	Apr. 1, 2005	Dec. 31, 2004

Total assets	$655,575	$648,059

Less:
Receivables under resale agreements	85,162	78,853
Receivables under securities borrowed transactions	104,265	94,498
Securities received as collateral	15,531	11,903

Adjusted assets	450,617	462,805

Less:
Goodwill and other intangible assets	6,056	6,162

Adjusted tangible assets	$444,561	$456,643

Stockholders’ equity	$32,876	$31,370
Long-term debt issued to TOPrSSM partnerships, net of related investments(1)	2,544	2,544

Equity capital	35,420	33,914

Less:
Goodwill and other intangible assets	6,056	6,162

Tangible equity capital	$29,364	$27,752

Leverage ratio(2)	18.5x	19.1x
Adjusted leverage ratio(3)	12.7x	13.6x
Adjusted tangible leverage ratio(4)	15.1x	16.5x

(1)	Due to the perpetual nature of TOPrSSM and other considerations, Merrill Lynch views the long-term debt issued to TOPrSSM partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrSSM partnerships is reported as a liability for accounting purposes. TOPrSSM related investments were $548 million at April 1, 2005 and December 31, 2004.
(2)	Total assets divided by equity capital.
(3)	Adjusted assets divided by equity capital.
(4)	Adjusted tangible assets divided by tangible equity capital.

Funding

Liquidity Risk Management
Merrill Lynch seeks to assure liquidity across market cycles and through periods of financial stress. Merrill Lynch’s primary liquidity objective is to ensure that all unsecured debt obligations maturing within one year can be repaid without issuing new unsecured debt or requiring liquidation of business assets. In order to accomplish this objective, Merrill Lynch has established a set of liquidity practices that are outlined below. In addition, Merrill Lynch maintains a contingency funding plan that outlines actions that would be taken in the event of a funding disruption.

Maintain sufficient long-term capital: Merrill Lynch regularly reviews its mix of assets, liabilities and commitments to ensure the maintenance of adequate long-term capital sources to meet long-term capital requirements. Merrill Lynch’s long-term capital sources include equity capital, long-term debt obligations and certain deposit liabilities in banking subsidiaries which are considered by management to be long-term or stable in nature.

At April 1, 2005 and December 31, 2004, total long-term capital is as follows:

	Apr. 1,	December 31,
(dollars in billions)	2005	2004

Equity capital	$35.4	$33.9
Long-term debt obligations(1)	87.4	87.0
Deposit liabilities(2)	77.8	78.1

Total long-term capital	$200.6	$199.0

(1)	Total long-term borrowings less (i) the current portion and (ii) other subsidiary financing — non-recourse.
(2)	Includes $64.8 billion and $13.0 billion in U.S. and non-U.S. banking subsidiaries, respectively, at April 1, 2005, and $65.4 billion and $12.7 billion, respectively, at December 31, 2004.

The following items are generally financed with long-term capital:

•	The portion of assets that cannot be self-funded in the secured financing markets, including long-term, illiquid assets such as certain loans, goodwill and fixed assets, considering stressed market conditions;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments;

•	Portions of commitments to extend credit based on the probability of drawdown.

At April 1, 2005, Merrill Lynch’s long-term capital sources of $200.6 billion substantially exceeded Merrill Lynch’s estimated long-term capital requirements.

In assessing the appropriateness of its long-term capital, Merrill Lynch seeks to: (1) ensure sufficient matching of its assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. Merrill Lynch also considers circumstances that might cause contingent funding obligations, including early repayment of debt.

The following chart presents our long-term borrowings maturity profile as of April 1, 2005 (quarterly for two years and annually thereafter):

Long-Term Borrowings Maturity Profile

(1)	Extendibles are debt instruments with an extendible maturity date. Unless debt holders instruct Merrill Lynch to redeem their debt with at least a one-year notification period, the maturity date of these instruments is automatically extended. Extendibles are included in long-term borrowings if the earliest maturity date is at least one year away. Based on past experience, the majority of Merrill Lynch’s extendibles are expected to remain outstanding beyond their earliest maturity date.

Major components of the change in Long-term borrowings during the first three months of 2005 are as follows:

(dollars in billions)

Balance at December 31, 2004	$119.6
Issuances	8.5
Maturities	(10.7)
Other(1)	(2.0)

Balance at April 1, 2005(2)	$115.4

(1)	Primarily foreign exchange movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Maintain sufficient funding to repay short-term obligations: The main alternative funding sources to unsecured borrowings are repurchase agreements, securities loaned, other secured borrowings, which require pledging unencumbered securities held for trading or investment purposes, or collateral and proceeds from maturing loans and other assets. Nonetheless, a key funding assumption is accessibility to a repurchase market for highly rated government, agency and certain other securities.

Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $15.0 billion and $14.9 billion at April 1, 2005 and December 31, 2004, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $14.8 billion and $6.9 billion at April 1, 2005 and December 31, 2004, respectively.

In addition to its liquidity portfolio and cash balances, Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. At April 1, 2005, unencumbered assets, including amounts that may be restricted, were in excess of $145 billion, including the carrying value of the liquidity portfolio and cash balances.

For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At April 1, 2005 and December 31, 2004, short-term debt obligations are as follows:

	April 1,	December 31,
(dollars in billions)	2005	2004

Commercial paper and other short-term borrowings	$2.7	$4.0
Current portion of long-term borrowings	15.4	20.2

Total short-term debt obligations	$18.1	$24.2

At April 1, 2005, Merrill Lynch’s separate liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.

In addition to the aforementioned sources of funding available to meet short-term obligations, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed, multi-currency, unsecured bank credit facility that totaled $3.0 billion at April 1, 2005 and December 31, 2004. The facility, which was scheduled to expire on May 6, 2005, was extended on April 28, 2005 for a period of approximately two months, and is expected to be renewed for a period of 364 days thereafter. At April 1, 2005 and December 31, 2004, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.

Merrill Lynch also maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at April 1, 2005 and December 31, 2004. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At April 1, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.

Concentrate unsecured financing at ML & Co.: ML & Co. is the primary issuer of all unsecured, non-deposit financing instruments that are used primarily to fund assets in subsidiaries, some of which are regulated. The benefits of this strategy are greater control, reduced financing costs, wider name recognition by creditors, and greater flexibility to meet variable funding requirements of subsidiaries. Where regulations, time zone differences, or other business considerations make this impractical, some subsidiaries enter into their own financing arrangements.

Diversify unsecured funding sources: Merrill Lynch strives to continually expand and globally diversify its funding programs, its markets, and its investor and creditor base to minimize reliance on any one investor base or region. Merrill Lynch diversifies its borrowings by maintaining various limits, including a limit on the amount of commercial paper held by a single investor. Merrill Lynch benefits by distributing a significant portion of its debt issuances through its own sales force to a large, diversified global client base. Merrill Lynch also makes markets buying and selling its debt instruments.

Total borrowings outstanding at April 1, 2005 were issued in the following currencies:

(USD equivalent in millions)

USD	$71,434	61%
EUR	23,947	20
JPY	8,929	8
GBP	8,232	7
AUD	1,931	2
CAD	1,730	1
Other	1,847	1

Total	$118,050	100%

Adhere to prudent governance processes: In order to ensure that both daily and strategic funding activities are appropriate and subject to senior management review and control, liquidity management is reviewed in Asset/Liability Committee meetings with Treasury management and is presented to Merrill Lynch’s Risk Oversight Committee (“ROC”), ML & Co. executive management and the Finance Committee of the Board of Directors. Merrill Lynch also manages the growth and composition of its assets and sets limits on the level of unsecured funding at any time.

Credit Ratings

The cost and availability of unsecured funding are also impacted by credit ratings. In addition, credit ratings are important when competing in certain markets and when seeking to engage in long-term transactions including OTC derivatives. Factors that influence Merrill Lynch’s credit ratings include the credit rating agencies’ assessment of the general operating environment, relative positions in the markets in which Merrill Lynch competes, reputation, level and volatility of earnings, corporate governance, risk management policies, liquidity and capital management.

The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on May 6, 2005 were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA–	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	A+	A–

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At April 1, 2005, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $345 million in the event of a one-notch downgrade and approximately $969 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

Risk Management

Risk-taking is an integral part of Merrill Lynch’s core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of Merrill Lynch’s core businesses are responsible and accountable for management of the risks associated with their business activities. The Global Liquidity and Risk Management Group (“GLRM”) falls under the management responsibility of the Deputy Chief Financial Officer and ultimately the Chief Financial Officer. This group includes the independent control groups which manage credit risk and market risk, liquidity risk and operational risk, among other functions. Along with other control units these disciplines work to ensure risks are properly identified, monitored, and managed throughout Merrill Lynch. For a full discussion of Merrill Lynch’s risk management framework, see the 2004 Annual Report on Form 10-K.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a one-day holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, e.g., options. The table that follows presents

Merrill Lynch’s VaR for its trading portfolios at April 1, 2005 and December 31, 2004 as well as daily average VaR for the three months ended April 1, 2005 and full year 2004.

(dollars in millions)
					Daily	Daily
	Apr. 1,	Dec. 31,	High	Low	Average	Average
	2005	2004	1Q05	1Q05	1Q05	2004

Trading value-at-risk(1)
Interest rate and credit spread	$36	$32	$57	$19	$31	$28
Equity	26	23	34	19	25	18
Commodity	9	9	15	5	8	2
Currency	-	1	3	-	1	1
Volatility	10	9	12	7	9	13

	81	74			74	62
Diversification benefit	(37)	(33)			(33)	(27)

Overall(2)	$44	$41	$56	$29	$41	$35

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall VaR using a 95% confidence level and a one-week holding period was $81 million at April 1, 2005 and $74 million at December 31, 2004.

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

The following table presents Merrill Lynch’s VaR for its non-trading portfolios, including Merrill Lynch’s U.S. banks, certain middle-market lending activities, Merrill Lynch’s LYONs® and TOPrSSM liabilities:

(dollars in millions)
	Apr. 1	Dec. 31
	2005	2004

Non-trading value-at-risk(1)
Interest rate and credit spread	$47	$44
Equity	40	40
Currency	17	4
Volatility	15	18

	119	106
Diversification benefit	(39)	(25)

Overall(2)	$80	$81

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall non-trading VaR using a 95% confidence level and a one-week holding period was $178 million at April 1, 2005 and $180 million at December 31, 2004.

Credit Risk

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with substantially all of its derivative counterparties as soon as possible. The agreements are negotiated with each counterparty and can be complex in nature. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement, and as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Condensed Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. However, the enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $11.1 billion of collateral) of OTC trading derivatives in a gain position by maturity at April 1, 2005. (This table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
					Cross–
	Years to Maturity				Maturity
Credit Rating(1)	0-3	3+– 5	5+– 7	Over 7	Netting(2)	Total

AAA	$2,130	$628	$705	$1,666	$(584)	$4,545
AA	3,012	1,396	828	2,795	(2,560)	5,471
A	2,103	911	991	1,692	(1,199)	4,498
BBB	1,692	589	657	1,322	(915)	3,345
Other	1,552	169	313	380	(150)	2,264

Total	$10,489	$3,693	$3,494	$7,855	$(5,408)	$20,123

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract either replicates ownership of the underlying security (e.g., long total return swaps) or can potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. Merrill Lynch may seek to mitigate these risks in certain circumstances by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Trading assets:
Cash instruments	$11,739	$11,929
Derivatives	4,973	4,884
Trading liabilities — cash instruments	(2,734)	(2,721)
Collateral on derivative assets	(2,709)	(2,641)

Net trading asset exposure	$11,269	$11,451

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At April 1, 2005, the carrying value of such debt and equity securities totaled $605 million, of which 47% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $539 million at December 31, 2004, of which 45% related to market-making activities. Also included are distressed bank loans totaling $176 million at April 1, 2005 and December 31, 2004.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Investment securities	$324	$455
Loans, notes and mortgages — commercial(1)(2)	10,736	10,278
Other investments(3):
Partnership interests	1,625	1,534
Other equity investments(4)	1,093	691

(1)	Includes accrued interest.
(2)	Includes $9.5 billion and $9.3 billion of secured loans at April 1, 2005 and December 31, 2004, respectively.
(3)	Includes a total of $497 million and $491 million in investments at April 1, 2005 and December 31, 2004, respectively, related to deferred compensation plans, for which a portion of the market risk of the investments rests with the participating employees.
(4)	Includes investments in 189 and 191 enterprises at April 1, 2005 and December 31, 2004, respectively.

The following table summarizes Merrill Lynch’s commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
	Apr. 1,	Dec. 31,
	2005	2004

Unutilized revolving lines of credit and other lending commitments	$12,832	$14,883
Additional commitments to invest in partnerships(1)	273	973

(1)	Includes $97 million and $102 million at April 1, 2005 and December 31, 2004, respectively, related to deferred compensation plans.

Recent Developments

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the SEC delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. See Note 13 of the 2004 Annual Report for further information on share-based compensation arrangements.

In December of 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a

Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the “accretable yield”) should be accreted into income. In addition, the SOP prohibits the recognition of an allowance for loan losses on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch adopted SOP 03-3 as of the beginning of fiscal year 2005. The adoption of the guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Statistical Data

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.
	2004	2004	2004	2004	2005

Client Assets (dollars in billions)
Private Client:
U.S.	$1,187	$1,176	$1,179	$1,244	$1,226
Non-U.S.	105	105	109	115	116

Total Private Client Assets	1,292	1,281	1,288	1,359	1,342
MLIM direct sales(1)	249	235	225	237	233

Total Client Assets	$1,541	$1,516	$1,513	$1,596	$1,575

Assets in Asset-Priced Accounts	$235	$237	$243	$257	$256
Assets Under Management	$513	$488	$478	$501	$479
Retail	212	212	208	218	218
Institutional	259	235	228	240	217
Retail Separate Accounts	42	41	42	43	44

U.S.	349	330	322	332	312
Non-U.S.	164	158	156	169	167

Equity	229	229	223	245	244
Retail Money Market	58	56	53	50	49
Institutional Liquidity Funds	117	97	91	90	70
Fixed Income	109	106	111	116	116

Underwriting (dollars in billions):
Global Equity and Equity-Linked:(2)
Volume	$12	$7	$12	$12	$12
Market share	8.3%	6.1%	11.1%	8.5%	10.8%
Global Debt:(2)
Volume	$123	$78	$66	$75	$66
Market share	7.9%	6.2%	5.4%	6.3%	4.4%

Full-Time Employees:(3)
U.S.	38,400	39,400	39,800	40,200	40,300
Non-U.S.	9,800	9,900	10,100	10,400	10,600

Total	48,200	49,300	49,900	50,600	50,900

Private Client Financial Advisors	13,700	14,000	14,100	14,100	14,100

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$525,040	$548,484	$606,729	$648,059	$655,575
Total stockholders’ equity	$30,120	$29,809	$30,048	$31,370	$32,876
Book value per common share	$30.68	$30.97	$31.75	$32.99	$32.91
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	930,155	923,014	903,216	896,589	907,814
Diluted	1,022,808	1,015,930	984,951	992,659	993,273
Common shares outstanding	967,731	948,937	932,887	931,826	948,698

Note: Certain prior period amounts have been restated to conform to the current period presentation.
(1)	Reflects funds managed by MLIM not sold through Private Client channels.
(2)	Full credit to book manager. Market shares derived from Thomson Financial Securities Data statistics.
(3)	Excludes 100 full-time employees on salary continuation severance at the end of each period.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

Allegheny Energy Litigation:

         Merrill Lynch v. Allegheny Energy, Inc.: Motions for summary judgment have been denied and the matter is scheduled for trial to begin May 9, 2005.

Variable Annuities Class Action:

         Plaintiff has dismissed the class action against Merrill Lynch without prejudice to its right to re-file.

California Overtime Action:

         Burns v. Merrill Lynch, et. al: A number of financial services firms in California, including Merrill Lynch, have been named in purported class actions that allege that certain employees in California are entitled to overtime pay and other benefits and that certain deductions from those employees’ compensation are improper under California law. The action against Merrill Lynch is pending in the United States District Court for the Northern District of California and seeks damages in an unspecified amount and other relief.

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in Item 3 of the 2004 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended April 1, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(1)

Month #1 (Jan. 1 – Feb. 4) Capital Management Program	300,000	$60.22	300,000	$1,014
Employee Transactions	3,879,625	59.55	N/A	N/A
Month #2 (Feb. 5 – Mar. 4) Capital Management Program	9,504,400	$59.54	9,504,400	$448
Employee Transactions	309,133	60.05	N/A	N/A
Month #3 (Mar. 5 – Apr. 1) Capital Management Program	7,527,500	$59.47	7,527,500	$-
Employee Transactions	342,715	58.17	N/A	N/A

Total, April 1, 2005 Capital Management Program	17,331,900	$59.52	17,331,900	$-
Employee Transactions(2)	4,531,473	59.48	N/A	N/A

(1)	At period-end. As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $2 billion of outstanding common shares under a program announced on February 10, 2004. Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate. On July 13, 2004, the Board of Directors authorized the repurchase of an additional $2 billion of Merrill Lynch outstanding common shares. As of April 1, 2005, Merrill Lynch has completed both repurchase programs authorized on February 10, 2004 and July 13, 2004. On April 19, 2005, the Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch outstanding common shares.
(2)	Included in the total number of shares purchased are: (A) 1,213,055 shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”). Purchases under the 401(k) and the RAP are executed at the market price of Merrill Lynch’s common stock at the time the transaction occurs. (B) 3,318,418 Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares during the quarter. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs.

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 2005, ML & Co. held its Annual Meeting of Shareholders, at which approximately 86% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of three directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm for the fiscal year 2005; (iii) a proposal to approve the Merrill Lynch Deferred Stock Unit Plan for Non-Employee Directors (iv) a shareholder proposal concerning cumulative voting in the election of directors; and (v) a shareholder proposal recommending the Board of Directors limit Chief Executive Officer compensation. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The shareholders elected the three nominees to the Board of Directors as set forth in ML & Co.’s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for and withheld from the election of directors were as follows: Jill K. Conway received 750,326,877 votes in favor and 76,055,569 votes withheld; Heinz-Joachim Neubürger received 798,036,352 votes in favor and 28,346,094 votes withheld; and E. Stanley O’Neal received 791,718,275 votes in favor and 34,664,171 votes withheld. There were no broker non-votes for the election of the three directors.

The shareholders ratified the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 793,851,441 votes in favor, 26,241,453 votes against and 6,289,552 shares abstained. There were no broker non-votes for this proposal.

The shareholders approved the Merrill Lynch Deferred Stock Unit Plan for Non-Employee Directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 485,143,040 votes in favor, 188,380,848 votes against and 9,752,461 shares abstained. 143,106,097 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 250,221,579 votes in favor, 370,962,568 votes against and 62,092,202 shares abstained. 143,106,097 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending the Board of Directors limit Chief Executive Officer compensation. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 65,278,093 votes in favor, 608,583,307 votes against and 9,414,949 shares abstained. 143,106,097 shares represented broker non-votes and had no effect on the vote on the proposal.

Item 5. Other Information

On May 6, 2005, a Certificate of Correction was filed with the Secretary of State of Delaware correcting the Certificate of Designations related to the ML&Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 1 (“Series 1 Preferred Stock”), which was originally filed on October 25, 2004. The Certificate of Correction clarified the day count convention used for the Series 1 Preferred Stock and the procedure for payment of dividends if a dividend payment date is not a business day.

Item 6.   Exhibits

3	Certificate of Designations for Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004, as corrected on May 6, 2005.
4	Instruments defining the rights of security holders, including indentures:
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.
11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
(Registrant)

By: /s/	Jeffrey N. Edwards

Jeffrey N. Edwards Senior Vice President and Chief Financial Officer

By: /s/	Laurence A. Tosi

Laurence A. Tosi Vice President and Finance Director Principal Accounting Officer

Date: May 6, 2005

INDEX TO EXHIBITS

Exhibit

3	Certificate of Designations for Merrill Lynch & Co., Inc. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004, as corrected on May 6, 2005.
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.