Form 10-Q
period 2005-07-01
MERRILL LYNCH & CO INC
filed 2005-08-05
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	July 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number	1-7182

MERRILL LYNCH & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2740599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center New York, New York	10080

(Address of principal executive offices)	(Zip Code)

(212) 449-1000

Registrant’s telephone number, including area code:

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

923,575,578 shares of Common Stock and 2,772,648 Exchangeable Shares as of the close of business on July 29, 2005. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

(cont.)

Part II. Other Information	67

Item 1. Legal Proceedings	67
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	69
Item 4. Submission of Matters to a Vote of Security Holders	70
Item 6. Exhibits	71
Signatures	72
Index to Exhibits	73
EX-3: BY-LAWS
EX-12: STATEMENT RE: COMPUTATION OF RATIOS
EX 15: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-18: LETTER RE: CHANGE IN ACCOUNTING PRINCIPLE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99: CHARTER OF THE NOMINATING AND CORPORATE GOVERANCE COMMITTEE

Available Information

Merrill Lynch & Co., Inc. (“ML & Co.” or “Merrill Lynch”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document Merrill Lynch files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Merrill Lynch) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	July 1,	June 25,	Percent
(in millions, except per share amounts)	2005	2004	Inc. (Dec.)
Net Revenues
Asset management and portfolio service fees	$1,431	$1,344	6.5%
Commissions	1,243	1,160	7.2
Principal transactions	921	634	45.3
Investment banking	894	764	17.0
Revenues from consolidated investments	84	46	82.6
Other	641	274	133.9

Subtotal	5,214	4,222	23.5

Interest and dividend revenues	5,978	3,112	92.1
Less interest expense	4,875	2,084	133.9

Net interest profit	1,103	1,028	7.3

Total Net Revenues	6,317	5,250	20.3

Non-Interest Expenses
Compensation and benefits	3,130	2,587	21.0
Communications and technology	395	358	10.3
Occupancy and related depreciation	227	202	12.4
Brokerage, clearing, and exchange fees	216	187	15.5
Professional fees	183	163	12.3
Advertising and market development	160	132	21.2
Office supplies and postage	51	49	4.1
Expenses of consolidated investments	35	39	(10.3)
Other	325	147	121.1

Total Non-Interest Expenses	4,722	3,864	22.2

Earnings Before Income Taxes	1,595	1,386	15.1
Income tax expense	460	316	45.6

Net Earnings	$1,135	$1,070	6.1

Preferred Stock Dividends	17	9	88.9

Net Earnings Applicable to Common Stockholders	$1,118	$1,061	5.4

Earnings Per Common Share
Basic	$1.25	$1.15

Diluted	$1.14	$1.05

Dividend Paid Per Common Share	$0.20	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	897.5	923.0

Diluted	978.5	1,015.9

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

	For the Six Months Ended
	July 1,	June 25,	Percent
(in millions, except per share amounts)	2005	2004	Inc.
Net Revenues
Asset management and portfolio service fees	$2,866	$2,657	7.9%
Commissions	2,588	2,499	3.6
Principal transactions	1,800	1,663	8.2
Investment banking	1,705	1,601	6.5
Revenues from consolidated investments	211	103	104.9
Other	986	606	62.7

Subtotal	10,156	9,129	11.2

Interest and dividend revenues	11,519	6,168	86.8
Less interest expense	9,137	3,986	129.2

Net interest profit	2,382	2,182	9.2

Total Net Revenues	12,538	11,311	10.8

Non-Interest Expenses
Compensation and benefits	6,214	5,634	10.3
Communications and technology	791	698	13.3
Occupancy and related depreciation	460	419	9.8
Brokerage, clearing, and exchange fees	435	372	16.9
Professional fees	361	340	6.2
Advertising and market development	286	254	12.6
Expenses of consolidated investments	120	81	48.1
Office supplies and postage	103	100	3.0
Other	504	337	49.6

Total Non-Interest Expenses	9,274	8,235	12.6

Earnings Before Income Taxes	3,264	3,076	6.1

Income tax expense	917	755	21.5

Net Earnings	$2,347	$2,321	1.1

Preferred Stock Dividends	24	19	26.3

Net Earnings Applicable to Common Stockholders	$2,323	$2,302	0.9

Earnings Per Common Share
Basic	$2.57	$2.48

Diluted	$2.36	$2.26

Dividend Paid Per Common Share	$0.36	$0.32

Average Shares Used in Computing Earnings Per Common Share
Basic	902.7	926.6

Diluted	985.9	1,019.4

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	July 1,	Dec. 31,
(dollars in millions)	2005	2004
ASSETS
Cash and cash equivalents	$17,751	$20,790
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	16,091	17,915
Securities financing transactions
Receivables under resale agreements	93,619	78,853
Receivables under securities borrowed transactions	79,972	94,498

	173,591	173,351

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $43,114 in 2005 and $44,487 in 2004)
Mortgages, mortgage-backed, and asset-backed	32,609	28,010
Equities and convertible debentures	30,218	27,644
Corporate debt and preferred stock	30,017	32,793
Contractual agreements	26,380	35,879
Non-U.S. governments and agencies	24,391	29,887
U.S. Government and agencies	15,216	13,861
Municipals and money markets	7,529	6,538
Commodities and related contracts	2,485	1,238

	168,845	175,850

Investment securities (includes securities pledged as collateral that can be sold or repledged of $2,434 in 2005 and $3,806 in 2004)	74,826	78,280
Securities received as collateral	18,492	11,903
Other receivables
Customers (net of allowance for doubtful accounts of $44 in 2005 and $51 in 2004)	39,896	38,436
Brokers and dealers	11,919	12,109
Interest and other	14,389	13,954

	66,204	64,499

Loans, notes, and mortgages (net of allowances of $328 in 2005 and $283 in 2004)	59,720	53,262
Separate accounts assets	18,206	18,641
Equipment and facilities (net of accumulated depreciation and amortization of $5,344 in 2005 and $5,259 in 2004)	2,360	2,508
Goodwill and other intangible assets	5,746	6,162
Other assets	5,484	6,405

Total Assets	$627,316	$629,566

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	July 1,	Dec. 31,
(dollars in millions, except per share amount)	2005	2004
LIABILITIES
Securities financing transactions
Payables under repurchase agreements	$143,940	$154,796
Payables under securities loaned transactions	20,758	22,236

	164,698	177,032

Commercial paper and other short-term borrowings	6,838	3,979
Deposits	79,469	79,746
Trading liabilities, at fair value
Contractual agreements	37,971	38,765
Non-U.S. governments and agencies	22,955	22,271
U.S. Government and agencies	16,979	16,496
Equities and convertible debentures	16,950	15,131
Corporate debt and preferred stock	6,104	8,058
Commodities and related contracts	1,685	979
Municipals, money markets and other	793	1,136

	103,437	102,836

Obligation to return securities received as collateral	18,492	11,903
Other payables
Customers	39,618	34,517
Brokers and dealers	19,418	20,133
Interest and other	24,486	26,675

	83,522	81,325

Liabilities of insurance subsidiaries	3,044	3,158
Separate accounts liabilities	18,206	18,641
Long-term borrowings	113,477	116,484
Long-term debt issued to TOPrSSM partnerships	3,092	3,092

Total Liabilities	594,275	598,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity (2005 - 58,000 shares issued and outstanding with liquidation preference of $30,000 per share; 2004 - 21,000 shares issued and outstanding with liquidation preference of $30,000 per share)	1,740	630

Common Stockholders’ Equity
Shares exchangeable into common stock	41	41
Common stock (par value $1.33 1/3 per share; authorized:
3,000,000,000 shares; issued: 2005 - 1,133,997,983 shares; 2004 - 1,098,991,806 shares)	1,511	1,465
Paid-in capital	13,998	12,332
Accumulated other comprehensive loss, net of tax	(688)	(481)
Retained earnings	24,468	22,485

	39,330	35,842
Less: Treasury stock, at cost (2005 - 206,818,429 shares; 2004 - 170,955,057 shares)	6,333	4,230
Unamortized employee stock grants	1,696	872

Total Common Stockholders’ Equity	31,301	30,740

Total Stockholders’ Equity	33,041	31,370

Total Liabilities and Stockholders’ Equity	$627,316	$629,566

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Six Months Ended
	July 1,	June 25,
(dollars in millions)	2005	2004
Cash flows from operating activities:
Net earnings	$2,347	$2,321
Noncash items included in earnings:
Depreciation and amortization	242	251
Stock compensation plan expense	516	456
Deferred taxes	256	31
Policyholder reserves	65	73
Undistributed earnings from equity investments	(168)	(192)
Other	456	(22)
Changes in operating assets and liabilities:
Trading assets	7,059	(13,666)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,239	(2,782)
Receivables under resale agreements	(14,769)	(8,685)
Receivables under securities borrowed transactions	14,526	(18,384)
Customer receivables	(1,449)	288
Brokers and dealers receivables	190	(2,865)
Trading liabilities	(2,367)	9,763
Payables under repurchase agreements	(10,855)	18,753
Payables under securities loaned transactions	(1,478)	9,108
Customer payables	5,101	4,218
Brokers and dealers payables	(715)	459
Other, net	(4,540)	(1,473)

Cash used for operating activities	(2,344)	(2,348)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	13,816	11,916
Sales of available-for-sale securities	19,567	13,076
Purchases of available-for-sale securities	(32,841)	(27,326)
Maturities of held-to-maturity securities	498	122
Purchases of held-to-maturity securities	(352)	(161)
Loans, notes, and mortgages	(6,541)	(2,177)
Other investments and other assets	105	(96)
Equipment and facilities	(94)	(207)

Cash used for investing activities	(5,842)	(4,853)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	2,859	(1,757)
Deposits	(277)	(3,326)
Issuance and resale of long-term borrowings	15,040	25,076
Settlement and repurchases of long-term borrowings	(14,575)	(13,236)
Derivative financing transactions	2,968	2,738
Issuance of common stock	426	424
Issuance of preferred stock	1,110	—
Common stock repurchases	(2,131)	(1,727)
Other common stock transactions	91	78
Dividends	(364)	(324)

Cash provided by financing activities	5,147	7,946

Increase (decrease) in cash and cash equivalents	(3,039)	745
Cash and cash equivalents, beginning of period	20,790	10,150

Cash and cash equivalents, end of period	$17,751	$10,895

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$655	$183
Interest	8,803	3,823

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2005

Note 1. Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the excerpt from the Annual Report included as an exhibit to our Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. Certain Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) are consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46R (“FIN 46R”). All intercompany balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three- and six-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

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

Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In the second quarter of 2005, Merrill Lynch has elected, under FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts, to net cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivatives inventory. Merrill Lynch believes this accounting presentation is preferable as compared to a gross presentation as it is a better representation of Merrill Lynch’s exposure relating to these derivative contracts. Amounts as of December 31, 2004 have been restated to conform to the current presentation. The amounts netted at July 1, 2005 and December 31, 2004 reduced total assets and total liabilities by $14.5 billion and $18.5 billion, respectively. Additionally, the December 31, 2004 Condensed Consolidated Balance Sheet reflects a reclassification related to certain securities, amounting to $430 million, from cash and cash equivalents to investment securities — available-for-sale.

Balance Sheet Captions

Investment Securities

Non-qualifying investments, which are included in Investment Securities, include private equity investments made by non-broker-dealer subsidiaries, which have defined exit strategies and are held for capital appreciation and/or current income, are initially carried at original cost, and are adjusted when changes in the underlying fair values are readily ascertainable, generally based on observable evidence which indicates the value of the investment. This treatment is in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies (“Guide”). Merrill Lynch began applying the Guide in the second quarter of 2005, acknowledging the growth in its private equity business. Changes in value associated with private equity investments were not material in prior periods. Private equity investments held by non-broker-dealer subsidiaries that are made as part of Merrill Lynch’s core operations, or that are strategic in nature, are carried under the equity method or the cost method depending on Merrill Lynch’s ability to exercise significant influence over the investee. Private equity investments made by broker-dealer subsidiaries are also carried at fair value.

Refer to Note 1 to the 2004 Annual Report for a complete listing of Significant Accounting Policies.

New Accounting Pronouncements

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 is effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. Merrill Lynch is currently assessing the impact of the adoption of EITF 04-5.

On December 21, 2004, the FASB issued a FASB Staff Position (“FSP”), 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. Federal income taxes have been provided. In the second quarter of 2005, Merrill Lynch determined that it would apply this provision to planned foreign repatriations of approximately $53 million. Accordingly, a net tax benefit of $16 million was recorded on the planned repatriation because deferred taxes had previously been accrued on these earnings. Merrill Lynch is continuing its assessment of the impact of the repatriation provision for further repatriations, but does not expect to complete the assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation is no more than $4.2 billion. The related income tax provision is no more than $221 million.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Under the provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Merrill Lynch recognizes expense over the vesting period, as stipulated in the grant for all employees, including those that have satisfied retirement eligibility criteria. Employees meeting the retirement eligibility criteria are subject to a non-compete agreement that applies from the date of retirement through each applicable vesting period. Should a retirement eligible employee actually leave Merrill Lynch, all previously unvested awards are immediately charged to expense. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123, including its effect on the amortization period of the awards. See Note 13 to the 2004 Annual Report for further information on share-based compensation arrangements.

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

Note 2. Segment Information

In reporting to management, Merrill Lynch’s results are categorized into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). For information on each segment’s business activities, refer to Note 2 to the 2004 Annual Report.

Results by business segment are as follows:

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended July 1, 2005
Non-interest revenues	$2,681	$2,140	$393	$-	(1)	$5,214
Net interest profit(2)	758	427	11	(93	)(3)	1,103

Net revenues	3,439	2,567	404	(93)		6,317
Non-interest expenses	2,341	2,110	283	(12	)(1)	4,722

Pre-tax earnings (loss)	$1,098	$457	$121	$(81)		$1,595

Quarter-end total assets	$541,593	$70,068	$9,361	$6,294		$627,316

Three Months Ended June 25, 2004
Non-interest revenues	$1,756	$2,091	$376	$(1	)(1)	$4,222
Net interest profit(2)	886	299	4	(161	)(3)	1,028

Net revenues	2,642	2,390	380	(162)		5,250
Non-interest expenses	1,653	1,955	269	(13	)(1)	3,864

Pre-tax earnings (loss)	$989	$435	$111	$(149)		$1,386

Quarter-end total assets	$456,226	$64,413	$7,967	$5,567		$534,173

Six Months Ended July 1, 2005
Non-interest revenues	$5,016	$4,335	$806	$(1	)(1)	$10,156
Net interest profit(2)	1,738	825	12	(193	)(3)	2,382

Net revenues	6,754	5,160	818	(194)		12,538
Non-interest expenses	4,532	4,193	570	(21	)(1)	9,274

Pre-tax earnings (loss)	$2,222	$967	$248	$(173)		$3,264

Six Months Ended June 25, 2004
Non-interest revenues	$4,102	$4,259	$772	$(4	)(1)	$9,129
Net interest profit(2)	1,749	639	9	(215	)(3)	2,182

Net revenues	5,851	4,898	781	(219)		11,311
Non-interest expenses	3,743	3,956	562	(26	)(1)	8,235

Pre-tax earnings (loss)	$2,108	$942	$219	$(193)		$3,076

Prior period amounts have been restated to conform to the current period presentation.
(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of TOPrSSM.

Note 3. Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to finance trading inventory positions, obtain securities for settlement, meet customers’ needs and earn residual interest rate spreads.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge securities that it receives as collateral (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At July 1, 2005 and December 31, 2004, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $424 billion and $375 billion, respectively, and the fair value of the portion that has been sold or repledged was $344 billion and $300 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At July 1, 2005 and December 31, 2004, the fair value of collateral used for this purpose was $3.5 billion and $5.9 billion, respectively.

Merrill Lynch also pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at July 1, 2005 and December 31, 2004 are as follows:

	July 1,	Dec. 31,
(dollars in millions)	2005	2004

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$11,845	$10,302
Corporate debt and preferred stock	11,108	11,248
U.S. Government and agencies	10,261	9,199
Equities and convertible debentures	8,775	6,754
Non-U.S. governments and agencies	4,211	2,031
Municipals and money markets	1,428	1,544

Total	$47,628	$41,078

Note 4. Investment Securities

Investment securities at July 1, 2005 and December 31, 2004 are presented below:

	July 1,	Dec. 31,
(dollars in millions)	2005	2004

Investment securities
Available-for-sale(1)	$65,678	$66,654
Trading	4,964	6,603
Held-to-maturity	1,059	1,231
Non-qualifying(2) Equity investments	8,779	7,958
Investments of insurance subsidiaries(3)	1,209	1,354
Deferred compensation hedges(4)	879	807
Investments in TOPrSSM partnerships	548	548

Total	$83,116	$85,155

(1)	At July 1, 2005 and December 31, 2004, includes $8.3 billion and $6.9 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments that economically hedge deferred compensation liabilities.

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

Merrill Lynch securitized assets of $45.9 billion and $27.5 billion for the six months ended July 1, 2005 and June 25, 2004, respectively. For the six months ended July 1, 2005 and June 25, 2004, Merrill Lynch received $46.3 billion and $27.8 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $263.7 million and $190.8 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first six months of 2005 and 2004, cash inflows from securitizations related to the following asset types:

(dollars in millions)
	Six Months Ended
	July 1,	June 25,
	2005	2004
Asset category
Residential mortgage loans	$30,810	$19,528
Municipal bonds	8,637	4,407
Corporate and government bonds	1,374	818
Commercial loans and other	5,517	3,062

	$46,338	$27,815

Retained interests in securitized assets were approximately $3.5 billion and $2.0 billion at July 1, 2005 and December 31, 2004, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of July 1, 2005. These retained interests arise from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$2,404	$954		$144
Weighted average credit losses (rate per annum)	0.5%	0.0%		0.2%
Range	0.0 – 6.9%	0.0%		0.0 – 8.0%
Impact on fair value of 10% adverse change	$(15)	$-		$-
Impact on fair value of 20% adverse change	$(30)	$-		$(1)
Weighted average discount rate	5.9%	3.5%		6.7%
Range	0.0 – 50.0%	0.1 – 8.0%		4.8 – 25.0%
Impact on fair value of 10% adverse change	$(55)	$(151)		$(5)
Impact on fair value of 20% adverse change	$(108)	$(267)		$(10)
Weighted average life (in years)	5.3	2.4		2.0
Range	0.0 – 17.6	0.1 – 5.6		0.8 – 9.4
Weighted average prepayment speed (CPR)	19.1%	15.5	%(1)	3.9%
Range	0.0 – 54.0%	2.0 – 23.9	%(1)	0.0 – 15.0%
Impact on fair value of 10% adverse change	$(16)	$-		$-
Impact on fair value of 20% adverse change	$(31)	$(1)		$(1)

CPR = Constant Prepayment Rate
(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations effected in 2005 that were still held by Merrill Lynch as of July 1, 2005 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Credit losses (rate per annum)	0.5%	0.0%	0.0%
Weighted average discount rate	5.7%	3.8%	3.8%
Weighted average life (in years)	5.8	-	-
Prepayment speed assumption (CPR)	16.8%	-	-

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

The maximum commitment under these liquidity and default guarantees totaled $26.4 billion and $21.3 billion at July 1, 2005 and December 31, 2004, respectively. The fair value of the commitments approximated $6 million and $74 million at July 1, 2005 and December 31, 2004, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $5.9 billion and $4.7 billion at July 1, 2005 and December 31, 2004, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 11 in the 2004 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of July 1, 2005 and December 31, 2004, and net credit losses for the year-to-date periods then ended:

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other

July 1, 2005
Principal Amount Outstanding	$57,405	$17,941	$4,632
Delinquencies	47	-	-
Net Credit Losses	-	-	1

December 31, 2004
Principal Amount Outstanding	$31,541	$14,510	$3,866
Delinquencies	40	-	-
Net Credit Losses	2	-	9

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

The following tables summarize Merrill Lynch’s involvement with VIEs as of July 1, 2005 and December 31, 2004, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges into which Merrill Lynch enters to reduce its exposure.

(dollars in millions)
				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(5)	Size(6)	Lynch(7)	Size(5)	Exposure	Size(5)	Exposure

July 1, 2005
Guaranteed and Other Funds	$1,453	$1,202	$282	$-	$-	$-	$-
Loan and Real Estate VIEs	2,889	2,888	-	462	366	-	-
Municipal Bond Securitizations(1)	-	-	-	31,963	26,362	-	-
Tax Planning VIEs(2)(3)	13,760	10,028	4,873	5,898	2,307	-	-
Mortgage Securitizations	-	-	-	254	243	-	-
Credit Linked Note VIEs(4)	42	42	-	-	-	7,839	665
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	663	23

December 31, 2004
Guaranteed and Other Funds	$1,254	$1,054	$245	$-	$-	$-	$-
Loan and Real Estate VIEs	2,814	2,814	-	1,054	930	-	-
Municipal Bond Securitizations(1)	-	-	-	26,159	21,251	-	-
Tax Planning VIEs(2)(3)	13,963	7,837	5,089	7,061	2,328	-	-
Mortgage Securitizations	-	-	-	284	276	-	-
Credit Linked Note VIEs(4)	16	16	-	-	-	8,415	506
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	646	30

(1)	The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch’s potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overstates Merrill Lynch’s probability weighted exposure to these VIEs because it does not reflect either the likelihood of the event occurring or the economic hedges that are designed to be effective in principally offsetting Merrill Lynch’s exposure to loss.
(2)	Recourse to Merrill Lynch associated with Consolidated Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made to the investors in the VIEs.
(3)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(4)	The maximum exposure for Credit Linked Note VIEs and Convertible Bond Stripping VIEs is the asset fair value of the derivatives entered into with the VIEs as of July 1, 2005 and December 31, 2004, respectively.
(5)	This column reflects the total size of the assets held in the VIE.
(6)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(7)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6. Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, Notes, Mortgages and related commitments to extend credit at July 1, 2005 and December 31, 2004, are presented below. This disclosure includes commitments to extend credit that will result in loans held for investment and loans held for sale.

(dollars in millions)
	Loans		Commitments
	July 1,	Dec. 31,	July 1,	Dec. 31,
	2005	2004	2005(1)	2004

Consumer and small- and middle-market business:
Mortgages	$19,052	$17,439	$4,589	$4,735
Small- and middle-market business	5,471	6,450	3,119	3,780
Other	2,028	3,545	189	396
Commercial:
Secured	27,581	23,675	28,301	26,046
Unsecured investment grade	4,147	1,444	19,060	15,333
Unsecured non-investment grade	1,769	992	1,828	1,549

	60,048	53,545	57,086	51,839
Allowance for loan losses	(328)	(283)	-	-
Reserve for lending-related commitments	-	-	(147)	(188)

Total, net	$59,720	$53,262	$56,939	$51,651

(1)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Six Months Ended
	July 1,	June 25,
	2005	2004

Allowance for loan losses at beginning of period	$283	$318
Provision for loan losses	84	43
Charge-offs	(45)	(92)
Recoveries	6	2

Net charge-offs	(39)	(90)

Allowance for loan losses at end of period	$328	$271

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 270,670 individual loans at July 1, 2005, and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at July 1, 2005 consisted of approximately 12,500 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch’s securities and financing businesses. The principal balance of nonaccrual loans was $356 million at July 1, 2005 and $282 million at December 31, 2004. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $6.7 billion and $6.0 billion at July 1, 2005 and December 31, 2004, respectively.

The above amounts include $9.5 billion and $9.0 billion of loans held for sale at July 1, 2005 and December 31, 2004, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At July 1, 2005, such loans consisted of $3.2 billion of consumer loans, primarily automobile loans and residential mortgages, and $6.3 billion of commercial loans, approximately 15% of which are to investment grade counterparties. At December 31, 2004, such loans consisted of $4.7 billion of consumer loans, primarily residential mortgages, and $4.3 billion of commercial loans, approximately 56% of which were to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 of the 2004 Annual Report.

Note 7. Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of Merrill Lynch debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at July 1, 2005 and December 31, 2004, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)
	July 1,	Dec. 31,
	2005	2004

Senior debt issued by ML & Co.	$103,792	$102,892
Senior debt issued by subsidiaries — guaranteed by ML & Co.	5,574	6,965
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	1,823	1,309
Other subsidiary financing — non-recourse	9,126	9,297

Total	$123,407	$123,555

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

Borrowings and Deposits at July 1, 2005 and December 31, 2004, are presented below:

(dollars in millions)
	July 1,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings
Commercial paper	$6,473	$3,736
Other	365	243

Total	$6,838	$3,979

Long-term borrowings
Fixed-rate obligations(1)(2)(4)	$51,855	$52,379
Variable-rate obligations(3)(4)	62,361	64,680
Zero-coupon contingent convertible debt (LYONs®)	2,353	2,517

Total	$116,569	$119,576

Deposits
U.S.	$61,226	$65,707
Non U.S.	18,243	14,039

Total	$79,469	$79,746

(1)	Includes long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to variable rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSSM partnerships at July 1, 2005, by remaining maturity, are as follows:

(dollars in millions)

Less than 1 year	$19,659	17%
1 – 2 years	18,471	16
2+ – 3 years	8,877	8
3+ – 4 years	15,286	13
4+– 5 years	18,365	16
Greater than 5 years	35,911	30

Total	$116,569	100%

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

Merrill Lynch issues debt and accepts deposits whose coupons or repayment terms are linked to the performance of individual equity securities, or baskets of securities, or equity or other indices (e.g., S&P 500). A limited number of notes whose coupon or repayment terms are linked to the performance of equity, other indices, or baskets of securities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Merrill Lynch typically economically hedges these notes with positions in derivatives and/or in the underlying securities. These instruments are assessed to determine if there is an embedded derivative that requires separate reporting and accounting.

Except for the $2.4 billion of zero-coupon contingent convertible debt (LYONs®) that were outstanding at July 1, 2005, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

The effective weighted-average interest rates for borrowings at July 1, 2005 and December 31, 2004 were:

	July 1,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings	3.68%	2.38%
Long-term borrowings, contractual rate	3.37	3.14
Long-term debt issued to TOPrSSM partnerships	7.31	7.31

See Note 8 of the 2004 Annual Report for additional information on Borrowings.

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)
	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

Net earnings	$1,135	$1,070	$2,347	$2,321

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(146)	(26)	(205)	(34)
Net unrealized gain (loss) on investment securities available-for-sale	61	(196)	19	(133)
Deferred gain (loss) on cash flow hedges	2	(39)	(20)	(31)
Minimum pension liability	(1)	-	(1)	-

Total other comprehensive loss, net of tax	(84)	(261)	(207)	(198)

Comprehensive income	$1,051	$ 809	$2,140	$2,123

Note 9. Stockholders’ Equity and Earnings Per Share

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

Net earnings	$1,135	$1,070	$2,347	$2,321
Less: Preferred stock dividends	17	9	24	19

Net earnings applicable to common shareholders — for basic EPS	$1,118	$1,061	$2,323	$2,302
Add: Interest expense on LYONs®, net of tax(1)	-	-	1	1

Net earnings applicable to common shareholders — for diluted EPS	$1,118	$1,061	$2,324	$2,303

(shares in thousands)
Weighted-average basic shares outstanding(2)	897,524	923,014	902,669	926,585

Effect of dilutive instruments(3)
Employee stock options	38,363	45,111	41,306	45,662
FACAAP shares	21,438	23,221	21,363	23,287
Restricted shares and units	18,617	21,427	17,691	20,678
Convertible LYONs®(1)	2,551	3,157	2,854	3,157
ESPP	11	-	6	-

Potential effect of dilutive instruments	80,980	92,916	83,220	92,784

Weighted average diluted shares outstanding(4)	978,504	1,015,930	985,889	1,019,369

Basic EPS	$1.25	$1.15	$2.57	$2.48
Diluted EPS	$1.14	$1.05	$2.36	$2.26

(1)	See Note 8 of the 2004 Annual Report for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2004 Annual Report for a description of these instruments.
(4)	During the 2005 and 2004 second quarter there were 43 million instruments that were considered antidilutive and thus were not included in the above calculations. In addition, the value of the conversion option in the Exchange Liquid Yield Option Notes due 2032 was not in the money and, as a result, no shares have been included in the computation of weighted average diluted shares outstanding in any period.

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

The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005. During the second quarter of 2005, Merrill Lynch repurchased 20.2 million common shares at an average repurchase price of $54.48 per share.

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

Tax Matters

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2001-2003. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau in 2005 for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch is taking steps to file a request for reinvestigation of this assessment, including seeking clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust this range and the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves.

The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Commitments

At July 1, 2005, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1 –3	3+ –	Over
	Total	1 Year	Years	5 Years	5 Years

Commitments to extend credit(1)	$57,086	$21,207	$9,165	$19,656	$7,058
Purchasing and other commitments	9,656	8,138	772	233	513
Operating leases	3,443	545	1,001	811	1,086
Commitments to enter into resale agreements	6,760	6,722	38	-	-

Total	$76,945	$36,612	$10,976	$20,700	$8,657

(1)	See Note 6 to the Condensed Consolidated Financial Statements.
Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity investing activities, of $702 million and $973 million at July 1, 2005 and December 31, 2004, respectively. Merrill Lynch has also entered into agreements with providers of market data, communications, and systems consulting services. At July 1, 2005 and December 31, 2004, minimum fee commitments over the remaining life of these agreements aggregated $474 million and $457 million, respectively. Merrill Lynch has entered into commitments to purchase loans of $7.4 billion and $1.5 billion at July 1, 2005 and December 31, 2004, respectively. Other purchasing commitments amounted to $1.1 billion and $890 million at July 1, 2005 and December 31, 2004, respectively.

Leases

As disclosed in Note 11 of the 2004 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Other

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $559 million and $580 million at July 1, 2005 and December 31, 2004, respectively.

Guarantees

The derivatives in the following table meet the FIN 45 definition of guarantees and include certain written options and credit default swaps that contingently require Merrill Lynch to make payments based on changes in an underlying. Because the maximum exposure to loss could be unlimited for certain derivatives (e.g., interest rate caps) and the maximum exposure to loss is not considered when assessing the risk of contracts, the notional value of these contracts has been included to provide information about the magnitude of Merrill Lynch’s involvement with these types of transactions. Merrill Lynch records all derivative instruments at fair value on its Condensed Consolidated Balance Sheets.

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of July 1, 2005, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of July 1, 2005, the maximum payout if the standby facilities are drawn was $22.7 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $26.9 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of July 1, 2005, the maximum payout if an issuer defaults was $3.6 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $5.0 billion. For additional information on these facilities, see Note 11 of the 2004 Annual Report.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $367 million as collateral to secure these guarantees. Standby letters of credit also include $454 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At July 1, 2005, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees was $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at July 1, 2005. These instruments meet the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $9 million at July 1, 2005.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $156 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration are summarized at July 1, 2005 as follows:

(dollars in millions)
	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$1,348,992	$482,064	$313,292	$240,130	$313,506	$32,539
Liquidity facilities with SPEs(2)	22,725	22,268	457	-	-	-
Liquidity and default facilities with SPEs(2)	3,662	2,835	579	-	248	6
Residual value guarantees(3)	1,082	51	2	492	537	28
Standby letters of credit and other guarantees(4)(5)(6)	2,707	973	273	291	1,170	12

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $5.9 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $462 million of reimbursement agreements with the Mortgage 100SM program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.

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

Defined Benefit Pension Plans

Pension cost for the three and six month periods ended July 1, 2005 and June 25, 2004, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended
	July 1, 2005			June 25, 2004
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost(1)	$-	$5	$5	$-	$5	$5
Interest cost	24	14	38	24	13	37
Expected return on plan assets	(24)	(12)	(36)	(24)	(12)	(36)
Amortization of unrecognized items and other	-	4	4	-	6	6

Total defined benefit pension cost	$-	$11	$11	$-	$12	$12

(dollars in millions)
	Six Months Ended
	July 1, 2005			June 25, 2004
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost(1)	$-	$11	$11	$-	$17	$17
Interest cost	48	29	77	48	27	75
Expected return on plan assets	(48)	(25)	(73)	(48)	(23)	(71)
Amortization of unrecognized items and other	-	8	8	-	9	9

Total defined benefit pension cost	$-	$23	$23	$-	$30	$30

(1)	The U.K. defined benefit plan was frozen during the second quarter of 2004, which accounts for the reduction in service costs.

Merrill Lynch disclosed in its 2004 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $26 million to its non-U.S. defined benefit pension plans in 2005. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and six month periods ended July 1, 2005 and June 25, 2004, included the following components:

(dollars in millions)
	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

Service cost	$4	$4	$9	$8
Interest cost	8	8	16	16
Other	3	3	5	5

Total other postretirement benefits cost	$15	$15	$30	$29

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

Securities Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodity Futures Trading

Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. The CFTC also requires that minimum net capital should not be less than 4% of segregated and secured requirements. At July 1, 2005, MLPF&S’s regulatory net capital of $5,493 million was approximately 34% of ADI, and its regulatory net capital in excess of the minimum required was $4,983 million.

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

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At July 1, 2005, MLI’s financial resources were $8,946 million, exceeding the minimum requirement by $1,421 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At July 1, 2005, MLGSI’s liquid capital of $1,874 million was 202% of its total market and credit risk, and liquid capital in excess of the minimum required was $762 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At July 1, 2005, MLJS’s net capital was $1,002 million, exceeding the minimum requirement by $558 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. Merrill Lynch Bank & Trust Co. (“MLB&T”) is a New Jersey-chartered state bank regulated by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Both MLBUSA and MLB&T are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels are measured based on the following ratios: (i) the Tier 1 leverage ratio; (ii) the Tier 1 risk-based capital ratio; and (iii) the Total risk-based capital ratio. These ratios are calculated as follows: (i) Tier 1 Capital divided by average assets during the period; (ii) Tier 1 Capital divided by risk weighted assets at period end; and (iii) Total Capital divided by risk weighted assets at period end, respectively. MLBUSA and MLB&T each exceed the following minimum bank regulatory requirements for classification as a well-capitalized bank: (i) 5% for the Tier 1 leverage ratio; (ii) 6% for the Tier 1 risk-based capital ratio; and (iii) 10% for the Total risk-based capital ratio. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of July 1, 2005 and December 31, 2004.

(dollars in millions)
	July 1, 2005		Dec. 31, 2004
	Actual Ratio	Amount	Actual Ratio	Amount

Tier I leverage (to average assets)
MLBUSA	8.96%	$5,631	7.58%	$5,171
MLB&T	6.39	812	6.17	815
Tier I capital (to risk-weighted assets)
MLBUSA	10.67	5,631	10.28	5,171
MLB&T	16.69	812	17.35	815
Total capital (to risk-weighted assets)
MLBUSA	11.26	5,943	10.81	5,438
MLB&T	16.78	817	17.39	817

Merrill Lynch Capital Markets Bank Limited (“MLCMB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”), as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMB is required to meet minimum regulatory capital requirements under EU banking law as implemented in Ireland by IFSRA. At July 1, 2005, MLCMB’s capital ratio was above the minimum requirement at 12.86% and its financial resources, as defined, were $2,858 million, exceeding the minimum requirement by $1,426 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At July 1, 2005, MLIB’s consolidated capital ratio was 12.88% and its consolidated financial resources were $2,840 million, exceeding the minimum requirement by $587 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of July 1, 2005, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 1, 2005 and June 25, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2005 and June 25, 2004. These interim financial statements are the responsibility of Merrill Lynch’s management.

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
August 5, 2005

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

Merrill Lynch is a leading participant in the financial services industry, which is extremely competitive and highly regulated. As a participant in this industry and the global financial markets, Merrill Lynch may be influenced by numerous unpredictable factors, including economic conditions, monetary and fiscal policies, the liquidity of the global markets, international and regional political events, acts of war or terrorism, changes in the competitive landscape and investor sentiment. In addition to these factors, Merrill Lynch may be affected by regulatory and/or legislative initiatives that may affect the conduct of its businesses, including increased regulation, the outcome of legal and regulatory investigations and proceedings, and changes in applicable laws and regulations. These factors may significantly affect Merrill Lynch’s net revenues and net earnings from period to period.

Regulatory Environment

As noted above, the financial services industry is impacted by the regulatory and legislative environment. In June 2005, the Securities and Exchange Commission (“SEC”) adopted rules that would modify the offering process for securities. Various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants also continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and qualifications, practices related to the initial public offering of equity securities, mutual fund trading, disclosure practices and auditor independence.

Merrill Lynch is a Consolidated Supervised Entity (“CSE”), and is subject to group-wide supervision by the SEC. As such, Merrill Lynch is computing allowable capital and allowances thereto; permitting the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and has adopted various additional SEC reporting, record-keeping, and notification requirements. In respect of the European Union (“EU”) Financial Conglomerates (or “Financial Groups”) Directive, the U.K. Financial Services Authority (“FSA”) has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch. Being a CSE has imposed additional costs, although not material to date, and has introduced new requirements to monitor capital adequacy.

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

Business Environment

Global financial market conditions remained challenging for most of the second quarter of 2005 amid concerns over oil prices, slowing economic growth and the uncertainty surrounding rising interest rates. Global equity markets fell during April but rallied in May, recovering lost ground. In June, global equity markets generally continued to rally, although U.S. equity markets pulled back slightly towards the end of the month. Equity trading volumes in the U.S. moved within a narrow range during the second quarter, increasing somewhat in April, declining in May, and increasing modestly in June. Equity market volatility remained at historically low levels. Interest rates continued to trend towards a flatter yield curve throughout the quarter. Long-term interest rates, as measured by the yield on the 10-year U.S. Treasury bond, declined to 3.92%, down from 4.49% at the end of the first quarter. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate twice during the quarter to 3.25%, up from 2.75%.

Major U.S. equity indices ended the second quarter moderately higher than the first quarter, but lower than where they started the year. The Standard and Poor’s 500 Index was up 0.9% sequentially, but down 1.7% year-to-date, while the Nasdaq Composite Index was up 2.9% sequentially, but down 5.4% year-to-date. The notable exception to this was the Dow Jones Industrial Average, which declined 2.2% sequentially and 4.7% year-to-date.

Global equity indices experienced mixed results in the second quarter of 2005, similar to those of the first quarter. European stock markets were among the best performers both sequentially and year-to-date, as the Dow Jones Euro Stoxx 50 Index rose 5.9% sequentially and 9.4% year-to-date, and the FTSE 100 Index rose 4.5% sequentially and 6.2% year-to-date. Major equity markets in Asia produced mixed results amid concerns over China’s currency policy and the effects of higher oil prices. The Nikkei Stock Average declined 0.7% during the quarter, but was up 0.8% year-to-date, while the Hang Sang Index was up 5.1% sequentially, but down 0.2% year-to-date. The major Latin American indices produced similarly mixed performance as Brazil’s Bovespa Index declined 5.9% sequentially and 4.4% year-to-date, while the Mexican Bolsa Index rose 6.4% sequentially and 4.4% year-to-date.

Second quarter global debt and equity underwriting volumes of $1.6 trillion were down 4.8% compared to the first quarter but up 17.0% from the year-ago quarter, according to Thomson Financial Securities Data. Global debt underwriting volumes of $1.5 trillion were down 4.1% compared to the first quarter, but up 20.1% compared to the year-ago quarter, while global equity underwriting volumes of $99.7 billion were down 13.5% compared to the first quarter and 14.8% compared to the year-ago quarter. Global debt and equity underwriting fees were $2.8 billion, down 7.2% sequentially and 17.8% from the second quarter of 2004.

Merger and acquisition (“M&A”) activity maintained momentum as the value of global announced deals rose to $678 billion, up 14.1% from the first quarter and up 75.8% from the year-ago quarter, according to Thomson Financial Securities Data, with significant activity in June. In the United States, the value of announced deals increased to $326 billion, up 22.5% from the first quarter and 80.5% from the year-ago quarter. Globally, completed M&A activity totaled $372 billion in the second quarter, down 0.8% from the first quarter and 11.8% from the year-ago quarter.

Merrill Lynch continually evaluates its businesses for profitability, performance and client service to ensure alignment with its long-term strategic objectives under varying market and competitive conditions. The strategy of maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based and recurring revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch’s business as a whole.

Critical Accounting Policies and Estimates

The following is a summary of Merrill Lynch’s critical accounting policies and estimates. For a full description of these and other accounting policies and estimates see Note 1 of the 2004 Annual Report and Note 1 to the Condensed Consolidated Financial Statements.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:
•	valuations of certain trading inventory and investment securities;
•	valuations of private equity investments;
•	the outcome of litigation;
•	assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of special purpose entities (“QSPEs”);
•	tax reserves;
•	the realization of deferred tax assets;
•	the allowance for loan losses;
•	the carrying amount of goodwill and other intangible assets;
•	valuation of employee stock options;
•	insurance reserves and recovery of insurance deferred acquisition costs;
•	interim compensation accruals, particularly cash incentive awards and Financial Advisor compensation; and
•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of Merrill Lynch’s financial statement preparation. Fair values for exchange-traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or Merrill Lynch’s own credit ratings as appropriate.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark-to-market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging out the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Determining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Unrealized gains at the inception of the derivative are not recognized at the inception of the contract unless significant inputs to the valuation model are observable in the market.

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

c)	instruments that are priced with reference to financial instruments whose parameters can be directly observed (for example, certain trading loans).

3.	less liquid instruments that are valued using management’s best estimate of fair value, and instruments that are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments; certain loans; long-dated or complex derivatives such as certain foreign exchange options and credit default swaps; distressed debt and aged inventory positions; and commodity derivatives such as long-dated options on gas, power and weather derivatives).

At July 1, 2005 and December 31, 2004, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)
July 1, 2005	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$70,185	$69,755	$2,525	$142,465
Contractual agreements	3,368	20,877	2,135	26,380
Investment securities	11,378	57,290	6,158	74,826

Liabilities
Trading liabilities, excluding contractual agreements	$55,928	$9,178	$360	$65,466
Contractual agreements	9,300	22,621	6,050	37,971

December 31, 2004

Assets
Trading assets, excluding contractual agreements	$74,767	$62,488	$2,716	$139,971
Contractual agreements	5,240	27,141	3,498	35,879
Investment securities	9,250	63,010	6,020	78,280

Liabilities
Trading liabilities, excluding contractual agreements	$51,763	$11,039	$1,269	$64,071
Contractual agreements	9,081	25,427	4,257	38,765

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at July 1, 2005 and December 31, 2004, include $173.6 billion and $173.4 billion of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions), which are recorded at their contractual amounts, approximating fair value, and for which little or no estimation is required by management.

Litigation

Merrill Lynch is involved in a significant number of lawsuits, arbitrations, investigations and/or proceedings by governmental and self-regulatory agencies. Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and will vigorously contest, many of these matters. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable, Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings. See Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 for additional information on litigation.

Results of Operations

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions, except per share amounts)	2005	2004	2005	2004

Net revenues
Asset management and portfolio service fees	$1,431	$1,344	$2,866	$2,657
Commissions	1,243	1,160	2,588	2,499
Principal transactions	921	634	1,800	1,663
Investment banking	894	764	1,705	1,601
Revenues from consolidated investments	84	46	211	103
Other	641	274	986	606

Subtotal	5,214	4,222	10,156	9,129

Interest and dividend revenues	5,978	3,112	11,519	6,168
Less interest expense	4,875	2,084	9,137	3,986

Net interest profit	1,103	1,028	2,382	2,182

Total net revenues	6,317	5,250	12,538	11,311

Non-interest expenses:
Compensation and benefits	3,130	2,587	6,214	5,634
Communications and technology	395	358	791	698
Occupancy and related depreciation	227	202	460	419
Brokerage, clearing, and exchange fees	216	187	435	372
Professional fees	183	163	361	340
Advertising and market development	160	132	286	254
Expenses of consolidated investments	35	39	120	81
Office supplies and postage	51	49	103	100
Other	325	147	504	337

Total non-interest expenses	4,722	3,864	9,274	8,235

Earnings before income taxes	$1,595	$1,386	$3,264	$3,076

Net earnings	$1,135	$1,070	$2,347	$2,321

Earnings per common share:
Basic	$1.25	$1.15	$2.57	$2.48
Diluted	1.14	1.05	2.36	2.26
Annualized return on average common stockholders’ equity	14.3%	14.4%	14.9%	15.7%
Pre-tax profit margin	25.2	26.4	26.0	27.2

Compensation and benefits as a percentage of net revenues	49.5%	49.3%	49.6%	49.8%
Non-compensation expenses as a percentage of net revenues	25.3	24.3	24.4	23.0

Quarterly Results of Operations

Merrill Lynch’s net earnings were $1.13 billion for the 2005 second quarter, up 6% from $1.07 billion in the second quarter of 2004. Earnings per common share were $1.25 basic and $1.14 diluted, both up 9% from the year-ago quarter. Net revenues were $6.3 billion in the second quarter of 2005, 20% higher than the 2004 second quarter. The 2005 second quarter pre-tax margin was 25.2%, down from 26.4% in the prior-year quarter.

Asset management and portfolio services fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts, and institutional money management arrangements (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.4 billion, up 6% from the second quarter of 2004. The year-on-year increase in portfolio service fees reflects net inflows into asset-priced accounts and the increase in asset management fees reflects the impact of net inflows of higher yielding assets and higher equity market values at the beginning of the quarter.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, money market instruments, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.2 billion, up 7% from the 2004 second quarter, due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds.

Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as OTC equity securities, government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities. Principal transactions revenues were $921 million, 45% higher than the year-ago quarter, due primarily to increased revenues from trading credit products, as well as the addition of the commodities business, which was acquired in late 2004, partially offset by lower revenues from the trading of interest rate products.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. Net interest profit was $1.1 billion, up 7% from the 2004 second quarter, primarily reflecting the impact of rising short-term interest rates on deposit spreads.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $894 million, up 17% from the 2004 second quarter, driven primarily by higher strategic advisory revenues as the strong announced deal activity from late 2004 and early 2005 reached completion. Underwriting revenues also increased from a year ago primarily driven by strong debt underwriting revenues due to increased origination volumes.

Revenues from consolidated investments were $84 million, up from $46 million in the 2004 second quarter, reflecting the full impact of entities consolidated in the latter part of 2004.

Other revenues include realized investment gains and losses, write-downs of certain available-for-sale securities, gains related to the sale of mortgages, equity income from unconsolidated subsidiaries, distributions on cost method investments, as well as fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income. Other revenues were $641 million in the second quarter of 2005, up from $274 million in the 2004 second quarter, driven primarily by a $235 million private equity gain. This gain was evidenced by the recapitalization of a private equity investment, which resulted in a cash distribution of $311 million.

Compensation and benefits expenses were $3.1 billion in the second quarter of 2005, up 21% from the year-ago quarter, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 49.5% of net revenues for the second quarter of 2005, as compared to 49.3% in the year-ago quarter.

Non-compensation expenses were $1.6 billion in the second quarter of 2005, up 25% from the year-ago quarter. Communications and technology costs were $395 million, up 10% from the year-ago quarter due primarily to higher system consulting costs related to investments for growth and higher market information and communications costs. Occupancy and related depreciation of $227 million increased 12% from the year-ago quarter, principally due to higher office rental expenses and occupancy-related taxes. Brokerage, clearing and exchange fees were $216 million, up 16% from the 2004 second quarter due in part to higher transaction volumes. Professional fees were $183 million, up 12% from the year-ago quarter due principally to an increase in recruitment costs and other professional fees. Advertising and market development was $160 million, up 21% from the year-ago quarter due primarily to an increase in sales promotion and advertising costs, as well as higher travel expenses associated with increased activity levels. Other expenses were $325 million, up from $147 million in the 2004 second quarter, due primarily to higher litigation provisions.

Year-to-date Results of Operations

For the first six months of 2005, net earnings of $2.3 billion increased slightly from the first six months of 2004, on net revenues of $12.5 billion, that grew 11%. Compensation and benefits expenses for the first six months of 2005 were $6.2 billion, up 10% from the year-ago period, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 49.6% of net revenues for the first half of 2005, down from 49.8% in the year-ago period. Non-compensation expenses totaled $3.1 billion for the first six months of 2005, up 18% from the year-ago period, largely due to technology spending associated with growth initiatives and litigation-related costs. Year-to-date earnings per common share were $2.57 basic and $2.36 diluted, compared with $2.48 basic and $2.26 diluted for the first six months of 2004. The pre-tax profit margin for the first six months of 2005 was 26.0%, compared to 27.2% in the year-ago period. Annualized return on average common stockholders’ equity was 14.9% for the first six months of 2005, compared to 15.7% for the comparable period in 2004.

Merrill Lynch’s effective tax rate was 28.8% for the 2005 second quarter. The year-to-date effective tax rate was 28.1%, up from 24.5% in the year-ago period, reflecting the change in business mix, tax settlements and the utilization of Japanese net operating loss carryforwards, which reduced the effective tax rate in 2004.

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

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	July 1,	June 25,		July 1,	June 25,	% Inc.
(dollars in millions)	2005	2004	% Inc.	2005	2004	(Dec.)

Global Markets
Debt	$1,632	$1,256	30%	$3,302	$2,862	15%
Equity	1,021	734	39	1,982	1,634	21

Total Global Markets net revenues	2,653	1,990	33	5,284	4,496	18

Investment Banking
Origination
Debt	350	301	16	632	552	14
Equity	223	210	6	465	499	(7)
Strategic Advisory Services	213	141	51	373	304	23

Total Investment Banking net revenues	786	652	21	1,470	1,355	8

Total net revenues	3,439	2,642	30	6,754	5,851	15

Non-interest expenses	2,341	1,653	42	4,532	3,743	21

Pre-tax earnings	$1,098	$989	11	$2,222	$2,108	5

Pre-tax profit margin	31.9%	37.4%		32.9%	36.0%

Despite challenging market conditions for much of the second quarter, each of GMI’s major business lines — Debt Markets, Equity Markets and Investment Banking — recorded increased quarterly revenues from a year ago. GMI’s net revenues of $3.4 billion increased 30% from the 2004 second quarter. Pre-tax earnings of $1.1 billion were up 11% from the year-ago quarter. GMI’s pre-tax profit margin was 31.9%, down from 37.4% in the year-ago quarter, reflecting higher non-interest expenses due primarily to increased compensation costs associated with higher revenues and new acquisitions, technology spending associated with growth initiatives, and litigation-related costs.

For the first six months of 2005, GMI pre-tax earnings were $2.2 billion, up 5% from the year-ago period, on net revenues that rose 15%, to $6.8 billion. The year-to-date pre-tax profit margin was 32.9%, compared with 36.0% in the same period last year.

Global Markets net revenues of $2.7 billion increased 33% from the 2004 second quarter. Investment Banking net revenues of $786 million were up 21% from the year-ago quarter. For the first six months of 2005, Global Markets net revenues were $5.3 billion, up 18% from the year-ago period. Investment Banking net revenues were $1.5 billion, 8% higher than the 2004 period.

A detailed discussion of GMI’s revenues follows:

Global Markets

Debt Markets

Debt Markets net revenues include principal transactions and net interest profit (which should be viewed in aggregate to derive an accurate view of trading results), commissions, revenues from equity method investments, and other revenues. In the second quarter 2005, Debt Market net revenues of $1.6 billion increased 30% from the year ago quarter, driven by trading credit products and the contribution of the recently acquired commodities business, partially offset by lower net revenues in interest rate products. In the second quarter of 2005, Debt Markets net revenues included $27 million of revenues related to equity method investments, primarily related to its principal investing activities. Such revenues totaled $51 million for the second quarter of 2004. This year-over-year reduction was due to the change in accounting treatment for an investment from the equity method to the cost method following the adoption of EITF 02-14. Net revenues related to equity method investments are included in Other revenues on the Condensed Consolidated Statements of Earnings.

Year-to-date Debt Markets net revenues were $3.3 billion, up 15% from the year-ago period, driven principally by the trading of credit products, Global Principal Investments and Secured Finance (which includes Merrill Lynch’s mortgage and asset-backed securitization and trading businesses, as well as its principal investing activities), and the contribution of the recently acquired commodities business. These results were partially offset by lower net revenues in interest rate products and the change in accounting treatment for an investment from the equity method to the cost method. The Debt Markets business has made substantial investments in the past two years to expand its capabilities across debt markets including credit, principal investing, secured finance, real estate, mortgages, municipals, foreign exchange and commodities. In the first six months of 2005, Debt Markets net revenues included $42 million of revenues related to equity method investments, primarily related to its principal investing activities. Such revenues totaled $125 million for the six-month period of 2004.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit, revenues from equity method investments, fair value adjustments on private equity investments made by non-broker dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. Equity Markets second quarter net revenues increased 39% from the year-ago quarter, to $1.0 billion, driven primarily by a private equity gain and higher equity financing revenues resulting from the acquisition of Pax Clearing Corporation (“Pax”), partially offset by lower equity-linked trading revenues. During the second quarter of 2005, Merrill Lynch recognized a gain of approximately $235 million, which was recorded in Other revenues. This gain was associated with the change in the fair value of a private equity investment which was evidenced by the recapitalization of the underlying company, resulting in a cash distribution of $311 million. The changes in value associated with private equity investments were not material in prior periods. See Note 1 to the Condensed Consolidated Financial Statements for more information on the accounting policies for private equity investments. In the second quarter of 2005, Equity Markets net revenues included $73 million of revenues related to equity method investments, primarily related to its principal investing activities. Such revenue totaled $41 million for the second quarter of 2004.

Year-to-date Equity Markets net revenues were $2.0 billion, up 21% from the year-ago period, driven primarily by the private equity-related gain and increased equity financing net revenues, partially offset by lower equity-linked trading revenues. In the first six months of 2005, Equity Markets net revenues included $135 million of revenues related to equity method investments, primarily related to its principal investing activities. Such revenues totaled $67 million for the six-month period of 2004.

During the second quarter of 2005, Merrill Lynch completed its acquisition of Pax, a clearing and financing platform. This acquisition will complement the acquisition of ABN Amro’s clearing and financing business, which closed in 2004. The addition of Pax will strengthen Merrill Lynch’s prime brokerage market presence and its equity financing capabilities.

The Equity Markets business has made substantial investments in the past two years to enhance the electronic and portfolio trading, prime brokerage, and equity derivatives businesses.

Investment Banking

Underwriting
Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the second quarter of 2005 were $573 million, up 12% from the year-ago quarter, reflecting higher debt underwriting revenues which increased 16% from a year ago. This increase reflects Merrill Lynch’s focus on balancing the profitability of this business with competitive market share and league table ranking. Equity underwriting revenues of $223 million were 6% higher than the year-ago quarter due primarily to an increase in IPO volume.

Year-to-date underwriting revenues increased 4% to $1.1 billion from the year-ago period, as debt underwriting revenues, which increased 14% from a year ago, were partially offset by a 7% decrease in equity underwriting revenues reflecting the challenging environment for equity and equity-linked offerings in the first half of 2005.

Merrill Lynch’s underwriting market share information based on transaction value for the indicated calendar period follows:

	Second Quarter		Second Quarter
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	4.8%	8	6.2%	7
Debt	4.7	8	6.2	7
Equity and equity-linked	6.5	6	6.1	6
U.S. proceeds
Debt and Equity	6.9%	5	8.1%	5
Debt	6.7	6	8.2	4
Equity and equity-linked	9.6	4	6.5	7

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

	Six Months		Six Months
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	4.7%	9	7.2%	3
Debt	4.5	9	7.1	2
Equity and equity-linked	8.7	3	7.4	5
U.S. proceeds
Debt and Equity	6.3%	7	9.6%	2
Debt	6.0	8	9.7	2
Equity and equity-linked	11.4	2	7.2	6

Source: Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $213 million in the second quarter of 2005, up 51% from the year-ago quarter as the strong announced deal activity from late 2004 and early 2005 reached completion. Year-to-date strategic advisory services revenues increased 23% from the year-ago period, to $373 million on higher activity.

Merrill Lynch’s merger and acquisition market share information based on transaction value for the indicated calendar period follows:

	Second Quarter		Second Quarter
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	12.1%	8	12.0%	7
U.S.	13.1	8	11.1	8
Announced transactions
Global	19.0%	5	22.1%	2
U.S.	14.0	7	29.1	1

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

	Six Months		Six Months
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	13.3%	6	13.8%	5
U.S.	9.0	10	17.3	4
Announced transactions
Global	21.1%	4	24.5%	2
U.S.	20.3	4	26.1	2

Source: Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	July 1,	June 25,	% Inc.	July 1,	June. 25,	% Inc.
(dollars in millions)	2005	2004	(Dec.)	2005	2004	(Dec.)

Fee-based revenues	$1,287	$1,195	8%	$2,558	$2,353	9%
Transactional and origination revenues	779	765	2	1,631	1,679	(3)
Net interest profit	427	299	43	825	639	29
Other revenues	74	131	(44)	146	227	(36)

Total net revenues	2,567	2,390	7	5,160	4,898	5

Non-interest expenses	2,110	1,955	8	4,193	3,956	6

Pre-tax earnings	$457	$435	5	$967	$942	3

Pre-tax profit margin	17.8%	18.2%		18.7%	19.2%

GPC’s second quarter 2005 pre-tax earnings were $457 million, up 5% from the 2004 second quarter, despite a challenging market environment. Net revenues increased 7% from a year ago to $2.6 billion. Compared with the 2004 second quarter, higher asset values and annuitized net asset inflows led to record fee-based revenues, which were supplemented by strong net interest profit, partially offset by lower mortgage-related revenues. The pre-tax margin was 17.8% compared to 18.2% in the year-ago quarter. Compared with the 2004 second quarter, non-interest expenses were higher principally reflecting increased compensation costs associated with higher revenues and growth in Financial Advisor (“FA”) headcount. GPC continues to execute its business strategy of revenue diversification, annuitization, and client segmentation.

GPC’s year-to-date net revenues were $5.2 billion, up 5% from the corresponding period of 2004. Pre-tax earnings were $967 million, up 3% from the first six months of 2004. The pre-tax margin was 18.7% compared to 19.2% in the year-ago period.

Total assets in GPC accounts increased 6% from the year-ago quarter, to $1.4 trillion. Net inflows into annuitized products reached $8.1 billion in the second quarter of 2005, bringing the year-to-date total to $21.6 billion. Total net new money for the second quarter and first six months of 2005 was $7.8 billion and $18.6 billion, respectively.

GPC employed approximately 14,420 FAs at the end of the 2005 second quarter, a net increase of approximately 420 from the end of the year-ago quarter.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues
Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value, such as Unlimited AdvantageSM and separate account products marketed under Merrill Lynch Consults® as well as fees from taxable and tax-exempt money market funds. Also included in fee-based revenues are fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual fund sales.

GPC generated $1.3 billion of fee-based revenues in the 2005 second quarter, up 8% from the year-ago quarter. On a year-to-date basis, fee-based revenues similarly increased 9% from the year-ago period to $2.6 billion. These increases reflect growth in client assets due to higher market valuations and annuitized net asset inflows. This asset growth resulted in higher portfolio service fees, a large portion of which are calculated on beginning-of-period asset values, and increased distribution fees related to mutual funds. The value of assets in GPC accounts and assets in asset-priced accounts at July 1, 2005 and June 25, 2004 is included in the table below. Assets in asset-priced accounts primarily reflect those assets in (i) managed accounts, for which fees are determined based on the value of assets in the account and (ii) mutual funds, for which fees are determined based on the average daily net asset value.

(dollars in billions)
	July 1,	June 25,
	2005	2004

Assets in GPC accounts
U.S.	$1,238	$1,176
Non-U.S.	115	105

Total	$1,353	$1,281

Assets in asset-priced accounts	$262	$237
As a percentage of total assets in GPC accounts	19%	19%

Transactional and origination revenues
Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, insurance products, and mutual funds. Also included are principal transactions and new issue revenues which primarily represent bid-offer revenues in OTC equity securities, government bonds and municipal securities, as well as selling concessions on newly issued debt and equity securities and closed-end funds.

Transactional and origination revenues were $779 million in the second quarter of 2005, 2% higher than the year-ago quarter, as higher origination revenues were partially offset by lower transaction-related revenues caused by decreased investor trading activity. Year-to-date transactional and origination revenues were $1.6 billion, 3% lower than the year-ago period, as lower transaction-related revenues more than offset higher origination revenues.

Net interest profit
Net interest profit (interest revenues minus interest expense) includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small and middle market business, and other loans. GPC’s net interest profit was $427 million in the second quarter of 2005, up 43% from the 2004 second quarter. On a year-to-date basis, GPC’s net interest profit was $825 million, 29% higher than the year-ago period. These increases reflect higher margins on deposits resulting from rising short-term interest rates and lower provisions related to credit losses associated with the small- and middle-market business loan portfolio.
Other revenues
GPC’s other revenues were $74 million in the second quarter of 2005, compared to $131 million in the year-ago quarter. For the first six months of 2005, other revenues decreased to $146 million from $227 million in the same period of 2004. These decreases were due primarily to lower mortgage-related revenues, driven in part by lower variable rate mortgage originations.

In July 2005, Merrill Lynch completed its acquisition of the U.S. 401(k) business of AMVESCAP Plc. This transaction is expected to accelerate the growth of GPC’s existing retirement business. The newly acquired business will become part of the Princeton Retirement Group, a subsidiary, and will provide Merrill Lynch with the ability to serve third-party plan providers in the defined contribution business.

For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three Months Ended			For the Six Months Ended
	July 1,	June 25,	% Inc.	July 1,	June 25,	% Inc.
(dollars in millions)	2005	2004	(Dec.)	2005	2004	(Dec.)

Asset management fees	$367	$343	7%	$737	$690	7%
Commissions	24	34	(29)	52	64	(19)
Other revenues	13	3	333	29	27	7

Total net revenues	404	380	6	818	781	5
Non-interest expenses	283	269	5	570	562	1

Pre-tax earnings	$121	$111	9	$248	$219	13

Pre-tax profit margin	30.0%	29.2%		30.3%	28.0%

MLIM continued to focus on broadening the distribution of its products and maintaining operating discipline during the second quarter of 2005, leading to consistency in profitability despite challenging market conditions. More than 70% of global assets under management were ahead of their respective benchmarks or category medians for the three- and five-year periods ended June 2005. The total for the one-year period was 70%. While the 70% one-year statistic meets MLIM management’s stringent performance targets, much more emphasis is placed on the three- and five-year performance results in the industry, as one-year results are less indicative of consistent investment performance.

MLIM’s pre-tax earnings in the 2005 second quarter were $121 million, up 9% from the 2004 second quarter. Net revenues increased 6% from the year-ago quarter to $404 million driven primarily by higher average long-term asset values. Non-interest expenses of $283 million increased 5% from the year-ago quarter primarily due to increased compensation costs. The pre-tax margin was 30.0% in the second quarter of 2005, up from 29.2% in the year-ago quarter.

Year-to-date, MLIM’s pre-tax earnings were $248 million, up 13% from the first six months of 2004 on net revenues that increased 5%, to $818 million. MLIM’s year-to-date pre-tax margin was 30.3%, compared with 28.0% for the same period last year.

A detailed discussion of MLIM’s revenues follows:

Asset management fees
Asset management fees primarily consist of fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets. In some cases, separately managed accounts and institutional money management arrangements also will generate performance fees.

Asset management fees were $367 million, up 7% from the second quarter of 2004 due to increased average equity market values, increased higher margin long-term assets under management, and higher performance fees. At the end of the second quarter of 2005, firmwide assets under management totaled $478 billion, with $474 billion managed by MLIM and $4 billion managed by GPC. Compared with the 2004 second quarter, firmwide assets under management declined 2%, due principally to net outflows and negative currency translation adjustments, partially offset by positive market movement. During the second quarter of 2005, MLIM experienced net outflows of $2 billion, directly attributable to net outflows of short-term liquidity products. Outflows in these products narrowed considerably during the second quarter of 2005, while MLIM’s European Retail business continued to be strong. MLIM also experienced positive flows in its European Institutional business during the second quarter of 2005, its first positive flows since the third quarter of 2001.

An analysis of changes in firmwide assets under management from June 25, 2004 to July 1, 2005 is as follows:

		Net Changes Due To
	June 25,	New	Asset		July 1,
(dollars in billions)	2004	Money	Appreciation	Other(2)	2005(1)

Assets under management	$488	$(32)	$31	$(9)	$478

(1)	Includes $4 billion of assets managed by GPC.
(2)	Includes reinvested dividends, the impact of foreign exchange movements and other changes.

Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds and the CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $24 million in the second quarter of 2005, down from $34 million in the year-ago quarter. Year-to-date commissions of $52 million declined 19% from a year ago. These reductions reflect a decline over time in sales of rear-load shares.

Other revenues
Other revenues, which primarily include net interest profit and revenues from consolidated investments, totaled $13 million and $3 million for the second quarter of 2005 and 2004, respectively. Other revenues for the first six months of 2005 were $29 million compared to $27 million for the first six months of 2004.

In April 2005, MLIM announced it has agreed to acquire the internal investment management unit of Royal Philips Electronics. The transaction, which is expected to close in the third quarter of 2005, will include a seven-year contract to manage $16 billion in Philips’ pension fund assets in the Netherlands. Upon completion, the acquired unit will operate under the MLIM name.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the July 1, 2005 and December 31, 2004 period-end, and first six months of 2005 and full-year 2004 average balance sheets:

		2005		2004 Full
	July 1,	Six Month	Dec. 31,	Year
(dollars in billions)	2005	Average(1)	2004	Average(1)

Assets
Trading-Related
Securities financing assets	$192.1	$246.4	$185.3	$181.1
Trading assets	168.8	182.5	175.9	157.1
Other trading-related receivables	53.3	59.9	52.1	46.6

	414.2	488.8	413.3	384.8

Non-Trading-Related
Cash	33.8	33.7	38.7	24.6
Investment securities	74.8	83.7	78.3	82.5
Loans, notes, and mortgages	59.7	58.5	53.3	54.8
Other non-trading assets	44.8	51.3	46.0	43.3

	213.1	227.2	216.3	205.2

Total assets	$627.3	$716.0	$629.6	$590.0

Liabilities
Trading-Related
Securities financing liabilities	$183.2	$259.1	$188.9	$186.5
Trading liabilities	103.4	110.1	102.8	93.2
Other trading-related payables	60.9	63.5	56.2	51.4

	347.5	432.7	347.9	331.1

Non-Trading-Related
Commercial paper and other short-term borrowings	6.8	5.6	4.0	5.8
Deposits	79.5	79.4	79.7	77.8
Long-term borrowings	113.5	117.0	116.5	100.4
Long-term debt issued to TOPrSSM partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	43.9	45.8	47.0	41.8

	246.8	250.9	250.3	228.9

Total liabilities	594.3	683.6	598.2	560.0

Total stockholders’ equity	33.0	32.4	31.4	30.0

Total liabilities and stockholders’ equity	$627.3	$716.0	$629.6	$590.0

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expirations as of July 1, 2005:

(dollars in millions)
	Expiration
		Less
		Than	1 – 3	3+– 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$22,725	$22,268	$457	$-	$-
Liquidity and default facilities with SPEs(1)	3,662	2,835	579	-	248
Residual value guarantees(2)	1,082	51	2	492	537
Standby letters of credit and other guarantees(3)(4)(5)	2,707	973	273	291	1,170

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes $462 million of reimbursement agreements with the Mortgage 100SM program.
(4)	Includes guarantees related to principal-protected mutual funds.
(5)	Includes certain indemnifications related to foreign tax planning strategies.

Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at July 1, 2005. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are (i) generally short-term in nature, including securities financing transactions, trading liabilities, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability, and (iv) separate accounts liabilities, which fund separate accounts assets.

	Expiration
		Less
		Than	1 – 3	3+– 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$116,569	$19,659	$27,348	$33,651	$35,911
Purchasing and other commitments	9,656	8,138	772	233	513
Operating lease commitments	3,443	545	1,001	811	1,086

(1)	Includes Long-term debt issued to TOPrSSM partnerships.

Commitments

At July 1, 2005, Merrill Lynch commitments had the following expirations:

	Expiration
		Less
		Than	1 – 3	3+– 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Commitments to extend credit	$57,086	$21,207	$9,165	$19,656	$7,058
Commitments to enter into resale agreements	6,760	6,722	38	-	-

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

Capital

At July 1, 2005, equity capital, as defined by Merrill Lynch, totaled $35.6 billion and was comprised of $31.3 billion of common equity, $1.7 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrSSM partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrSSM partnerships, net of related investments (see Note 8 in the 2004 Annual Report). Equity capital may also differ from capital as defined by various regulators who monitor capital requirements for ML & Co. and certain subsidiaries.

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

Merrill Lynch continued to grow its equity capital base in 2005 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends. Equity capital of $35.6 billion at July 1, 2005 was 5% higher than at December 31, 2004.

On March 14, 2005, Merrill Lynch issued $1,020 million of floating rate, non-cumulative, perpetual preferred stock. On April 4, 2005, Merrill Lynch issued an additional $90 million of floating rate, non-cumulative, perpetual preferred stock.

The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005. As part of its active management of equity capital, Merrill Lynch repurchased 20.2 million shares of its common stock during the second quarter of 2005 at an average price of $54.48 per share.

On April 19, 2005, Merrill Lynch’s Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share.

Major components of the changes in equity capital for the first six months of 2005 are as follows:

(dollars in millions)

Balance at December 31, 2004	$33,914
Net earnings	2,347
Issuance of preferred stock	1,110
Common and preferred stock dividends	(364)
Common stock repurchases	(2,131)
Net effect of employee stock transactions and other(1)	709

Balance at July 1, 2005	$35,585

(1)	Includes effect of Accumulated other comprehensive loss and other items.
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

The following table provides calculations of Merrill Lynch’s leverage ratios at July 1, 2005 and December 31, 2004:

(dollars in millions)	July 1, 2005	Dec. 31, 2004

Total assets	$627,316	$629,566
Less:
Receivables under resale agreements	93,619	78,853
Receivables under securities borrowed transactions	79,972	94,498
Securities received as collateral	18,492	11,903

Adjusted assets	435,233	444,312

Less:
Goodwill and other intangible assets	5,746	6,162

Adjusted tangible assets	$429,487	$438,150

Stockholders’ equity	$33,041	$31,370
Long-term debt issued to TOPrSSM partnerships, net of related investments(1)	2,544	2,544

Equity capital	35,585	33,914

Less:
Goodwill and other intangible assets	5,746	6,162

Tangible equity capital	$29,839	$27,752

Leverage ratio(2)	17.6x	18.6x
Adjusted leverage ratio(3)	12.2x	13.1x
Adjusted tangible leverage ratio(4)	14.4x	15.8x

(1)	Due to the perpetual nature of TOPrSSM and other considerations, Merrill Lynch views the Long-term debt issued to TOPrSSM partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrSSM partnerships is reported as a liability for accounting purposes. TOPrSSM related investments were $548 million at July 1, 2005 and December 31, 2004.
(2)	Total assets divided by equity capital.
(3)	Adjusted assets divided by equity capital.
(4)	Adjusted tangible assets divided by tangible equity capital.
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

At July 1, 2005 and December 31, 2004, total long-term capital is as follows:

(dollars in billions)
	July 1,	Dec. 31,
	2005	2004

Equity capital	$35.6	$33.9
Long-term debt obligations(1)	84.7	87.0
Deposit liabilities(2)	74.2	78.1

Total long-term capital	$194.5	$199.0

(1)	Total long-term borrowings less (i) the current portion and (ii) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long- term debt and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
(2)	Includes $60.7 billion and $13.5 billion in U.S. and non-U.S. banking subsidiaries, respectively, at July 1, 2005, and $65.4 billion and $12.7 billion, respectively, at December 31, 2004.

The following items are generally financed with long-term capital:

•	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, goodwill and fixed assets;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments;

•	Portions of commitments to extend credit based on the probability of drawdown.

At July 1, 2005, Merrill Lynch’s long-term capital sources of $194.5 billion exceeded Merrill Lynch’s estimated long-term capital requirements.

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

The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of July 1, 2005 (quarterly for two years and annually thereafter):

Long-Term Debt Maturity Profile

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

Major components of the change in Long-term borrowings during the first six months of 2005 are as follows:

(dollars in billions)

Balance at December 31, 2004	$119.6
Issuance and resale	15.0
Settlement and repurchase	(14.6)
Other(1)	(3.4)

Balance at July 1, 2005(2)	$116.6

(1)	Primarily foreign exchange movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

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

Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $15.1 billion and $14.9 billion at July 1, 2005 and December 31, 2004, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $9.4 billion and $6.9 billion at July 1, 2005 and December 31, 2004, respectively.

In addition to its liquidity portfolio and cash balances, Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. At July 1, 2005, unencumbered assets, including amounts that may be restricted, were in excess of $138 billion, including the carrying value of the liquidity portfolio and cash balances.

For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At July 1, 2005 and December 31, 2004, short-term debt obligations are as follows:

	July 1,	Dec. 31,
(dollars in millions)	2005	2004

Commercial paper and other short-term borrowings	$6.8	$4.0
Current portion of long-term borrowings	19.7	20.2

Total short-term debt obligations	$26.5	$24.2

At July 1, 2005, Merrill Lynch’s separate liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.

In addition to the aforementioned sources of funding available to meet short-term obligations, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch replaced the unsecured bank facility that totaled $3.0 billion at December 31, 2004 with a new committed, multi-currency, unsecured bank credit facility that totaled $4.0 billion at July 1, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2006. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for up to one year beyond the expiration date in June 2006. The facility does not require the maintenance of a minimum net worth threshold during the initial 364-day revolving period. At July 1, 2005 there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.

Merrill Lynch added a committed, secured credit facility which totaled $2.5 billion at July 1, 2005 and expires in May 2006. The secured facility permits borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At July 1, 2005 there were no borrowings outstanding under this facility.

In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at July 1, 2005 and December 31, 2004. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At July 1, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.

Concentrate unsecured financing at ML & Co.:   ML & Co. is the primary issuer of unsecured, non-deposit financing instruments that are used primarily to fund assets in subsidiaries, some of which are regulated. The benefits of this strategy are greater control, reduced financing costs, wider name recognition by creditors, and greater flexibility to meet variable funding requirements of subsidiaries.

Where regulations, time zone differences, or other business considerations make this impractical, some subsidiaries enter into their own financing arrangements.

Diversify unsecured funding sources:   Merrill Lynch strives to continually expand and globally diversify its funding programs, its markets, and its investor and creditor base to minimize reliance on any one investor base or region. Merrill Lynch diversifies its borrowings by maintaining various limits, including a limit on the amount of commercial paper held by a single investor. Merrill Lynch benefits by distributing a significant portion of its debt issuances through its own sales force to a large, diversified global client base. Merrill Lynch also makes markets buying and selling its debt instruments. Total borrowings outstanding at July 1, 2005 were issued in the following currencies:

(USD equivalent in millions)

USD	$77,042	62%
EUR	23,108	19
JPY	10,231	8
GBP	7,264	6
AUD	2,119	2
CAD	1,853	2
Other	1,790	1

Total	$123,407	100%

Adhere to prudent governance processes:   In order to ensure that both daily and strategic funding activities are appropriate and subject to senior management review and control, liquidity management is reviewed in Asset/Liability Committee meetings with Treasury management and is presented to Merrill Lynch’s Risk Oversight Committee, ML & Co. executive management and the Finance Committee of the Board of Directors. Merrill Lynch also manages the growth and composition of its assets and limits the level of unsecured funding at any time.

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

The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on August 5, 2005 were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA—	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	A+	A—

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At July 1, 2005, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $280 million in the event of a one-notch downgrade and approximately $835 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

Risk Management

Risk-taking is an integral part of Merrill Lynch’s core business activities. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of Merrill Lynch’s core businesses are responsible and accountable for management of the risks associated with their business activities. The Global Liquidity and Risk Management Group (“GLRM”) falls under the management responsibility of the Deputy Chief Financial Officer and ultimately the Chief Financial Officer. This group includes the independent control groups that manage credit risk and market risk, liquidity risk and operational risk, among other functions. Along with other control units these disciplines work to ensure risks are properly identified, monitored, and managed throughout Merrill Lynch. For a full discussion of Merrill Lynch’s risk management framework, see the 2004 Annual Report on Form 10-K.

Market Risk

Value-at-risk (“VaR”) is an estimate within a specified degree of confidence of the amount that Merrill Lynch’s present portfolios could lose over a given time interval. Merrill Lynch’s overall VaR is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and extreme movements have not occurred historically in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within Merrill Lynch’s portfolios. Merrill Lynch believes that the tabulated risk measures provide some guidance as to the amount Merrill Lynch could lose in future periods and it works continuously to improve the methodology and measurement of its VaR. However, like all statistical measures, especially those that rely heavily on historical data, VaR should be interpreted with a clear understanding of its assumptions and limitations.

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a one-day holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, including exposure to volatility risk found in certain products, such as options.

The VaR numbers which follow reflect a reclassification of certain syndicated loans from the Trading VaR to Non-Trading VaR in order to continue our alignment of the risk disclosure with accounting treatment. Accordingly, virtually all Loans, notes and mortgages on the Condensed Consolidated Balance Sheet are included in the Non-Trading VaR. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information on Loans, notes and mortgages. Prior periods have been restated to reflect the reclassification.

The table that follows presents Merrill Lynch’s VaR for its trading portfolios at July 1, 2005, April 1, 2005 and December 31, 2004 as well as daily average VaR for the three months ended July 1, 2005, April 1, 2005 and full year 2004.

						Daily	Daily	Daily
	July 1,	Apr. 1,	Dec. 31,	High	Low	Average	Average	Average
(dollars in millions)	2005	2005	2004	2Q05	2Q05	2Q05	1Q05	2004

Trading value-at-risk(1)
Interest rate and credit spread	$22	$24	$25	$33	$18	$25	$22	$23
Equity	21	25	22	27	17	22	24	17
Commodity	9	8	8	14	4	7	8	2
Currency	1	-	1	3	-	-	1	1
Volatility	11	10	9	14	7	11	9	13

	64	67	65			65	64	56
Diversification benefit	(31)	(36)	(31)			(33)	(32)	(28)

Overall(2)	$33	$31	$34	$42	$24	$32	$32	$28

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall VaR using a 95% confidence level and a one-week holding period was $60 million at July 1, 2005, $51 million at April 1, 2005 and $62 million at December 31, 2004.

If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of growth areas, including certain lending businesses, proprietary trading activities and principal investments. These activities provide growth opportunities while also increasing the loss potential under certain market conditions. Corporate Risk Management monitors these risk levels on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.

The following table presents Merrill Lynch’s VaR for its non-trading portfolios, including Merrill Lynch’s U.S. banks, certain middle-market lending activities, Merrill Lynch’s LYONs® and TOPrSSM liabilities. The increase in the non-trading VaR in the second quarter of 2005 is primarily due to increased commercial lending activities.

	July 1,	Apr. 1,	Dec. 31,
(dollars in millions)	2005	2005	2004

Non-trading value-at-risk(1)
Interest rate and credit spread	$89	$60	$51
Equity	41	40	39
Currency	5	17	4
Volatility	13	15	18

	148	132	112
Diversification benefit	(31)	(38)	(22)

Overall(2)	$117	$94	$90

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall non-trading VaR using a 95% confidence level and a one-week holding period was $262 million at July 1, 2005, $212 million at April 1, 2005 and $204 million at December 31, 2004.

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

In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. In the second quarter of 2005, Merrill Lynch began netting cash collateral received against the derivatives inventory on the Condensed Consolidated Balance Sheets. See Note 1 to the Condensed Consolidated Financial Statements for additional information. The following is a summary of counterparty credit ratings for the replacement cost (net of $11.9 billion of collateral, of which $4.3 billion represented securities collateral) of OTC trading derivatives in a gain position by maturity at July 1, 2005. (This table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)
					Cross-
	Years to Maturity				Maturity
Credit Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$1,976	$367	$570	$3,190	$(2,262)	$3,841
AA	2,957	885	780	2,773	(1,607)	5,788
A	2,240	848	1,319	1,469	(2,084)	3,792
BBB	2,063	544	475	1,110	(704)	3,488
Other	2,274	402	427	508	(233)	3,378

Total	$11,510	$3,046	$3,571	$9,050	$(6,890)	$20,287

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)
	July 1,	Dec. 31,
	2005	2004

Trading assets:
Cash instruments	$13,324	$11,929
Derivatives	6,382	4,884
Trading liabilities — cash instruments	(3,400)	(2,721)
Collateral on derivative assets	(3,004)	(2,641)

Net trading asset exposure	$13,302	$11,451

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At July 1, 2005, the carrying value of such debt and equity securities totaled $719 million, of which 53% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $539 million at December 31, 2004, of which 45% related to market-making activities. Also included are distressed bank loans totaling $185 million and $176 million at July 1, 2005 and December 31, 2004, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)
	July 1,	Dec. 31,
	2005	2004

Investment securities	$384	$455
Loans, notes and mortgages — commercial(1)(2)	16,719	11,080
Other investments(3):
Partnership interests	1,941	1,534
Other equity investments(4)	876	691
Other assets	77	-

(1)	Includes accrued interest.
(2)	Includes $14.9 billion and $10.1 billion of secured loans at July 1, 2005 and December 31, 2004, respectively.
(3)	Includes a total of $401 million and $491 million in investments held by employee partnerships at July 1, 2005 and December 31, 2004, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(4)	Includes investments in 189 and 192 enterprises at July 1, 2005 and December 31, 2004, respectively.

The following table summarizes Merrill Lynch’s commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)
	July 1,	Dec. 31,
	2005	2004

Unutilized revolving lines of credit and other lending commitments	$17,966	$14,883
Additional commitments to invest in partnerships(1)	702	973

(1)	Includes $79 million and $102 million at July 1, 2005 and December 31, 2004, respectively, related to deferred compensation plans.

Recent Developments

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 is effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. Merrill Lynch is currently assessing the impact of the adoption of EITF 04-5.

On December 21, 2004, the FASB issued a FASB Staff Position (“FSP”), 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. Federal income taxes have been provided. In the second quarter of 2005, Merrill Lynch determined that it would apply this provision to planned foreign repatriations of approximately $53 million. Accordingly, a net tax benefit of $16 million was recorded on the planned repatriation because deferred taxes had previously been accrued on these earnings. Merrill Lynch is continuing its assessment of the impact of the repatriation provision for further repatriations, but does not expect to complete the assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation is no more than $4.2 billion. The related income tax provision is no more than $221 million.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the SEC delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Under the provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Merrill Lynch recognizes expense over the vesting period, as stipulated in the grant for all employees, including those that have satisfied retirement eligibility criteria. Employees meeting the retirement eligibility criteria are subject to a non-compete agreement that applies from the date of retirement through each applicable vesting period. Should a retirement eligible employee actually leave Merrill Lynch, all previously unvested awards are immediately charged to expense. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123, including its effect on the amortization period of the awards. See Note 13 to the 2004 Annual Report for further information on share-based compensation arrangements.

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

STATISTICAL DATA

	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.
	2004	2004	2004	2005	2005

Client Assets (dollars in billions)
Private Client:
U.S.	$1,176	$1,179	$1,244	$1,226	$1,238
Non-U.S.	105	109	115	116	115

Total Private Client Assets	1,281	1,288	1,359	1,342	1,353
MLIM direct sales(1)	235	225	237	233	236

Total Client Assets	$1,516	$1,513	$1,596	$1,575	$1,589

Assets in Asset-Priced Accounts	$237	$243	$257	$256	$262
Assets Under Management	$488	$478	$501	$479	$478
Retail	212	208	218	218	218
Institutional	235	228	240	217	215
Retail Separate Accounts	41	42	43	44	45
U.S.	330	322	332	312	311
Non-U.S.	158	156	169	167	167
Equity	229	225	247	245	249
Retail Money Market	56	53	50	49	46
Institutional Liquidity Funds	97	91	90	70	68
Fixed Income	106	109	114	115	115

Underwriting (dollars in billions):
Global Equity and Equity-Linked:(2)
Volume	$7	$11	$12	$12	$7
Market share	6.1%	10.9%	8.6%	10.5%	6.5%
Global Debt:(2)
Volume	$78	$66	$75	$66	$71
Market share	6.2%	5.4%	6.2%	4.2%	4.7%

Full-Time Employees:(3)
U.S.	39,400	39,800	40,200	40,300	40,900
Non-U.S.	9,900	10,100	10,400	10,600	10,900

Total	49,300	49,900	50,600	50,900	51,800

Private Client Financial Advisors	14,000	14,120	14,140	14,180	14,420

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$534,173	$590,863	$629,566	$638,283	$627,316
Total stockholders’ equity	$29,809	$30,048	$31,370	$32,876	$33,041
Book value per common share	$30.97	$31.75	$32.99	$32.91	$33.63
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	923,014	903,216	896,589	907,814	897,524
Diluted	1,015,930	984,951	992,659	993,273	978,504
Common shares outstanding	948,937	932,887	931,826	948,698	930,867

Note: Certain prior period amounts have been restated to conform to the current period presentation.
(1)	Reflects funds managed by MLIM not sold through Private Client channels.
(2)	Full credit to book manager. Market shares derived from Thomson Financial Securities Data statistics.
(3)	Excludes 100 full-time employees on salary continuation severance at the end of each period.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Part II — Other Information, Item 1. “Legal Proceedings” in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005:

Enron Litigation:

     Newby v. Enron Corp. et al.: On July 27, 2005, Merrill Lynch filed a Motion for Judgment on the Pleadings based, in part, on the Supreme Court’s April 19, 2005, decision in Dura Pharmaceuticals v. Broudo, which addressed the standards for pleading and proving loss causation. On August 3, 2005, plaintiff filed a Motion for Partial Summary Judgement against Merrill Lynch, which seeks a judgement that Merrill Lynch knowingly committed deceptive acts in furtherance of a scheme to defraud. Merrill Lynch is opposing that motion. The parties are still awaiting the court’s ruling on whether the case should be certified as a class action.

Allegheny Energy Litigation:

     Merrill Lynch v. Allegheny Energy, Inc.: On July 18, 2005, following a bench trial, the court issued a decision holding that Allegheny is required to pay Merrill Lynch $115 million plus interest and that Allegheny is not entitled to any recovery against Merrill Lynch. Allegheny has stated that it intends to appeal the decision.

Research Litigation:

     State of West Virginia v. Bear Stearns, et al.: On June 8, 2005, the West Virginia Supreme Court held that the Attorney General of West Virginia lacked authority to bring the action.

IPO Allocation Litigation:

     In re Initial Public Offering Securities Litigation: On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification.

Boston Chicken Litigation:

     BCI Trustee Litigation: Trial of this matter is scheduled to begin on February 14, 2006.

Tyco-Related Arbitration:

On July 25, 2005, arbitration hearings began on a claim by a group of persons who allege that as a result of allegedly misleading research issued by Merrill Lynch, they were induced not to sell Tyco stock that they had acquired in connection with the sale of their business. They seek damages of over $90 million. Merrill Lynch is vigorously defending the action.

California Overtime Action:

     Burns v. Merrill Lynch, et al.: This matter has been settled for an amount that did not have a material effect on ML & Co.’s financial condition or results of operations. The detailed terms and conditions of the settlement are confidential.

Blum v. Merrill Lynch, et al.:

This matter has been settled for an amount that did not have a material effect on ML & Co.’s financial condition or results of operations. The detailed terms and conditions of the settlement are confidential.

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

Given the number of these matters, some are likely to result in adverse judgments, settlements, penalties, injunctions, fines, or other relief. Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. In accordance with SFAS No. 5, Accounting for Contingencies, when resolution of cases is both probable and estimable Merrill Lynch will accrue a liability. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in Item 3 of the 2004 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended July 1, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(1)

Month #1 (Apr. 2 — May 6)
Capital Management Program	5,400,000	$53.71	5,400,000	$3,710
Employee Transactions	480,381	54.28	N/A	N/A
Month #2 (May 7 — Jun. 3)
Capital Management Program	8,130,000	$54.29	8,130,000	$3,269
Employee Transactions	294,390	54.51	N/A	N/A
Month #3 (Jun. 4 — Jul. 1)
Capital Management Program	6,645,400	$55.34	6,645,400	$2,901
Employee Transactions	185,907	55.67	N/A	N/A

Total, July 1, 2005
Capital Management Program	20,175,400	$54.48	20,175,400	$2,901
Employee Transactions(2)	960,678	54.62	N/A	N/A

(1)	At period-end. As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $4 billion of Merrill Lynch outstanding common shares under a program announced on April 19, 2005. Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are 959,882 shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”) and 796 shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) who exercised options during the quarter.

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 2005, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005.

Item 6. Exhibits

3	By-Laws of ML & Co., effective as of June 6, 2005.
4	Instruments defining the rights of security holders, including indentures:
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments defining the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis.
10.1	ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).
10.2	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).
11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
18	Letter re: change in accounting principle.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors.

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
Laurence A. Tosi
Vice President and Finance Director Principal Accounting Officer

Date: August 5, 2005

INDEX TO EXHIBITS

Exhibit

3	By-Laws of ML & Co., effective as of June 6, 2005.
10.1	ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).
10.2	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
18	Letter re: change in accounting principle.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors.