Form 10-Q
period 2005-09-30
MERRILL LYNCH & CO INC
filed 2005-11-07
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES    X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

916,186,099 shares of Common Stock and 2,764,197 Exchangeable Shares as of the close of business on October 28, 2005. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM  10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM  10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

(cont.)

Part II. Other Information	67

Item 1. Legal Proceedings	67
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	69
Item 5. Other Information	69
Item 6. Exhibits	70
Signatures	71
Index to Exhibits
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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Sept. 30,	Sept. 24,	Percent
	2005	2004	Inc. (Dec.)
(in millions, except per share amounts)
Net Revenues
Asset management and portfolio service fees	$1,527	$1,344	14%
Commissions	1,342	1,076	25
Investment banking	880	660	33
Principal transactions	810	355	128
Revenues from consolidated investments	142	104	37
Other	604	403	50

Subtotal	5,305	3,942	35

Interest and dividend revenues	7,039	3,635	94
Less interest expense	5,666	2,748	106

Net interest profit	1,373	887	55

Total Net Revenues	6,678	4,829	38

Non-Interest Expenses
Compensation and benefits	3,251	2,273	43
Communications and technology	405	363	12
Occupancy and related depreciation	235	219	7
Brokerage, clearing, and exchange fees	190	193	(2)
Professional fees	173	164	5
Advertising and market development	138	127	9
Expenses of consolidated investments	91	47	94
Office supplies and postage	48	47	2
Other	211	188	12

Total Non-Interest Expenses	4,742	3,621	31

Earnings Before Income Taxes	1,936	1,208	60
Income tax expense	560	286	96

Net Earnings	$1,376	$922	49

Preferred Stock Dividends	18	9	100

Net Earnings Applicable to Common Stockholders	$1,358	$913	49

Earnings Per Common Share
Basic	$1.54	$1.01

Diluted	$1.40	$0.93

Dividend Paid Per Common Share	$0.20	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	881.4	903.2

Diluted	968.5	985.0

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Nine Months Ended
	Sept. 30,	Sept. 24,	Percent
	2005	2004	Inc.
(in millions, except per share amounts)
Net Revenues
Asset management and portfolio service fees	$4,393	$4,001	10%
Commissions	3,930	3,573	10
Principal transactions	2,703	2,027	33
Investment banking	2,613	2,266	15
Revenues from consolidated investments	353	207	71
Other	1,631	1,030	58

Subtotal	15,623	13,104	19

Interest and dividend revenues	18,544	9,810	89
Less interest expense	14,938	6,761	121

Net interest profit	3,606	3,049	18

Total Net Revenues	19,229	16,153	19

Non-Interest Expenses
Compensation and benefits	9,465	7,907	20
Communications and technology	1,196	1,061	13
Occupancy and related depreciation	695	638	9
Brokerage, clearing, and exchange fees	625	565	11
Professional fees	534	507	5
Advertising and market development	424	381	11
Expenses of consolidated investments	211	128	65
Office supplies and postage	151	147	3
Other	728	535	36

Total Non-Interest Expenses	14,029	11,869	18

Earnings Before Income Taxes	5,200	4,284	21
Income tax expense	1,477	1,041	42

Net Earnings	$3,723	$3,243	15

Preferred Stock Dividends	42	28	50

Net Earnings Applicable to Common Stockholders	$3,681	$3,215	14

Earnings Per Common Share
Basic	$4.11	$3.50

Diluted	$3.76	$3.19

Dividend Paid Per Common Share	$0.56	$0.48

Average Shares Used in Computing Earnings Per Common Share
Basic	895.6	918.8

Diluted	980.1	1,007.9

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 30,	Dec. 31,
(dollars in millions)	2005	2004

ASSETS

Cash and cash equivalents	$14,130	$20,790

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	13,587	17,915

Securities financing transactions
Receivables under resale agreements	131,953	78,853
Receivables under securities borrowed transactions	84,791	94,498

	216,744	173,351

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $46,283 in 2005 and $44,487 in 2004)
Mortgages, mortgage-backed, and asset-backed	35,936	28,010
Equities and convertible debentures	32,383	27,644
Corporate debt and preferred stock	30,208	32,793
Contractual agreements	28,738	35,879
Non-U.S. governments and agencies	20,587	29,887
U.S. Government and agencies	17,534	13,861
Municipals and money markets	5,322	6,538
Commodities and related contracts	4,078	1,238

	174,786	175,850

Investment securities (includes securities pledged as collateral that can be sold or repledged of $0 in 2005 and $3,806 in 2004)	69,533	77,327

Securities received as collateral	18,444	11,903

Other receivables
Customers (net of allowance for doubtful accounts of $49 in 2005 and $51 in 2004)	44,950	38,436
Brokers and dealers	13,251	12,109
Interest and other	15,262	13,954

	73,463	64,499

Loans, notes, and mortgages (net of allowance for loan losses of $382 in 2005 and $283 in 2004)	61,492	53,262

Separate accounts assets	16,058	18,641

Equipment and facilities (net of accumulated depreciation and amortization of $4,738 in 2005 and $5,259 in 2004)	2,325	2,508

Goodwill and other intangible assets	5,870	6,162

Other assets	5,539	6,405

Total Assets	$671,971	$628,613

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 30,	Dec. 31,
(dollars in millions, except per share amount)	2005	2004

LIABILITIES

Securities financing transactions
Payables under repurchase agreements	$185,808	$153,843
Payables under securities loaned transactions	21,133	22,236

	206,941	176,079

Commercial paper and other short-term borrowings	4,057	3,979

Deposits	77,839	79,746

Trading liabilities, at fair value
Contractual agreements	36,147	38,765
Non-U.S. governments and agencies	22,129	22,271
Equities and convertible debentures	17,514	15,131
U.S. Government and agencies	15,221	16,496
Corporate debt and preferred stock	6,140	8,058
Commodities and related contracts	2,737	979
Municipals, money markets and other	1,275	1,136

	101,163	102,836

Obligation to return securities received as collateral	18,444	11,903

Other payables
Customers	38,662	34,517
Brokers and dealers	16,001	20,133
Interest and other	28,430	26,675

	83,093	81,325

Liabilities of insurance subsidiaries	2,986	3,158

Separate accounts liabilities	16,058	18,641

Long-term borrowings	124,668	116,484

Long-term debt issued to TOPrSsm partnerships	3,092	3,092

Total Liabilities	638,341	597,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share;
issued: 2005 - 58,000 shares; 2004 - 21,000 shares)	1,740	630
Less: Treasury stock, at cost (2005 - 1,970 shares; 2004 - 0 shares)	59	-

Total Preferred Stockholders’ Equity	1,681	630

Common Stockholders’ Equity
Shares exchangeable into common stock	41	41
Common stock (par value $1.33 1/3 per share; authorized:
3,000,000,000 shares; issued: 2005 - 1,140,101,695 shares; 2004 - 1,098,991,806 shares)	1,519	1,465
Paid-in capital	14,278	12,332
Accumulated other comprehensive loss, net of tax	(740)	(481)
Retained earnings	25,642	22,485

	40,740	35,842
Less: Treasury stock, at cost (2005 - 222,067,339 shares; 2004 - 170,955,057 shares)	7,219	4,230
Unamortized employee stock grants	1,572	872

Total Common Stockholders’ Equity	31,949	30,740

Total Stockholders’ Equity	33,630	31,370

Total Liabilities and Stockholders’ Equity	$671,971	$628,613

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Nine Months Ended
	Sept. 30,	Sept. 24,
	2005	2004
(dollars in millions)
Cash flows from operating activities:
Net earnings	$3,723	$3,243
Noncash items included in earnings:
Depreciation and amortization	358	376
Stock compensation plan expense	757	665
Deferred taxes	151	152
Policyholder reserves	97	109
Undistributed earnings from equity investments	(295)	(346)
Other	728	(248)
Changes in operating assets and liabilities:
Trading assets	1,044	(28,299)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	6,270	(2,727)
Receivables under resale agreements	(53,101)	(14,841)
Receivables under securities borrowed transactions	9,707	(51,617)
Customer receivables	(6,509)	(1,147)
Brokers and dealers receivables	(1,143)	(5,083)
Trading liabilities	(6,188)	5,643
Payables under repurchase agreements	31,965	56,711
Payables under securities loaned transactions	(1,103)	9,965
Customer payables	4,145	5,511
Brokers and dealers payables	(4,132)	4,639
Other, net	(1,933)	1,319

Cash used for operating activities	(15,459)	(15,975)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	20,047	17,617
Sales of available-for-sale securities	27,154	21,620
Purchases of available-for-sale securities	(42,862)	(37,345)
Maturities of held-to-maturity securities	15	14
Purchases of held-to-maturity securities	(70)	—
Loans, notes, and mortgages	(8,377)	(4,223)
Other investments and other assets	(303)	(94)
Equipment and facilities	(175)	(242)

Cash used for investing activities	(4,571)	(2,653)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	78	1,000
Deposits	(1,907)	(2,188)
Issuance and resale of long-term borrowings	42,290	35,594
Settlement and repurchases of long-term borrowings	(29,772)	(17,397)
Derivative financing transactions	4,515	5,397
Issuance of common stock	582	461
Issuance of preferred stock	1,110	—
Common stock repurchases	(2,986)	(2,619)
Preferred stock repurchases	(59)	—
Other common stock transactions	85	118
Dividends	(566)	(483)

Cash provided by financing activities	13,370	19,883

Increase (decrease) in cash and cash equivalents	(6,660)	1,255
Cash and cash equivalents, beginning of period	20,790	10,150

Cash and cash equivalents, end of period	$14,130	$11,405

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$906	$562
Interest	14,796	6,587

  See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005

Note 1. Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to Note 1 to the excerpt from the Annual Report included as an exhibit to our Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”).

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

Certain reclassifications have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In the second quarter of 2005, Merrill Lynch elected, under FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts, to net cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivatives inventory. Merrill Lynch believes this accounting presentation is preferable as compared to a gross presentation as it is a better representation of Merrill Lynch’s exposure relating to these derivative contracts. Amounts as of December 31, 2004 have been restated to conform to the current presentation. The amounts netted at September 30, 2005 and December 31, 2004 reduced total assets and total liabilities by $19.3 billion and $18.5 billion, respectively. Additionally, the December 31, 2004 Condensed Consolidated Balance Sheet reflects a reclassification related to certain securities, amounting to $430 million, from cash and cash equivalents to investment securities — trading.

In the third quarter of 2005, Merrill Lynch changed its policy for recording the changes in fair value of foreign exchange contracts used to economically hedge foreign denominated assets or liabilities that are translated at the spot rate. In prior periods, Merrill Lynch recorded the change in fair value associated with the difference between the spot translation rate and the contracted forward translation rate in Interest revenue or expense, and the revaluation of the contract related to changes in the spot rate was recorded in Other expense or Principal transactions revenues. In the third quarter of 2005, Merrill Lynch changed its policy to record the entire change in fair value for these contracts in Other revenue in the Condensed Consolidated Statements of Earnings. Merrill Lynch made a similar change to the classification of foreign exchange contracts that qualified as hedges of a net investment in a foreign operation under Statement of Financial Accounting Standards (“SFAS”) No. 133. In prior periods, changes in the fair value of the hedge instruments that are associated with the difference between the spot translation rate and the contracted forward translation rate (i.e., the ineffectiveness) were recorded in Interest revenue or expense. Consistent with the above change, these amounts are now reflected in Other revenue. Merrill Lynch believes this accounting presentation is more appropriate as it more accurately reflects the overall changes in the fair value of the contracts and is more consistent with the requirements of SFAS No. 133. In addition, in prior periods the changes related to the translation of foreign-denominated assets and liabilities were recorded in Other expense; these amounts have now been reclassified to Other revenue. All prior periods presented have been reclassified to conform to the current period presentation. The amounts reclassified to Other revenues for the three-month and nine-month periods ended September 24, 2004 were not material.

Balance Sheet Captions

Investment Securities

Non-qualifying investments, which are included in Investment Securities, include private equity investments made by non-broker-dealer subsidiaries, which have defined exit strategies and are held for capital appreciation and/or current income, are initially carried at original cost, and are adjusted when changes in the underlying fair values are readily ascertainable, generally based on observable evidence which indicates the value of the investment. This treatment is in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies (“Guide”). Merrill Lynch began applying the Guide in the second quarter of 2005, acknowledging the growth in its private equity business. Changes in value associated with private equity investments were not material in prior periods. Private equity investments held by non-broker-dealer subsidiaries that are made as part of Merrill Lynch’s core operations, or that are strategic in nature, are carried under the equity method or the cost method depending on Merrill Lynch’s ability to exercise significant influence over the investee. Private equity investments made by broker-dealer subsidiaries are carried at fair value.

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

On December 21, 2004, the FASB issued a FASB Staff Position (“FSP”), 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs

Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. federal income taxes have been provided. In the second quarter of 2005, Merrill Lynch determined that it would apply this provision to planned foreign repatriations of approximately $53 million. Accordingly, a net tax benefit of $16 million was recorded on the planned repatriation because deferred taxes had previously been accrued on these earnings. Merrill Lynch is continuing its assessment of the impact of the repatriation provision for further repatriations, but does not expect to complete the assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation is approximately $2.0 billion. The related income tax provision is approximately $130 million.

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

Results by business segment are as follows:

(dollars in millions)
				Corporate
	GMI	GPC	MLIM	Items		Total
Three Months Ended Sept. 30, 2005
Non-interest revenues	$2,611	$2,243	$443	$8	(1)	$5,305
Net interest profit(2)	1,034	448	13	(122	)(3)	1,373

Net revenues	3,645	2,691	456	(114)		6,678
Non-interest expenses	2,356	2,101	294	(9	)(1)	4,742

Pre-tax earnings (loss)	$1,289	$590	$162	$(105)		$1,936

Quarter-end total assets	$577,722	$79,785	$8,046	$6,418		$671,971

Three Months Ended Sept. 24, 2004
Non-interest revenues	$1,549	$2,023	$370	$-	(1)	$3,942
Net interest profit(2)	688	292	3	(96	)(3)	887

Net revenues	2,237	2,315	373	(96)		4,829
Non-interest expenses	1,466	1,903	262	(10	)(1)	3,621

Pre-tax earnings (loss)	$771	$412	$111	$(86)		$1,208

Quarter-end total assets	$502,866	$73,287	$8,823	$5,505		$590,481

Nine Months Ended Sept. 30, 2005
Non-interest revenues	$7,687	$6,665	$1,264	$7	(1)	$15,623
Net interest profit(2)	2,714	1,197	10	(315	)(3)	3,606

Net revenues	10,401	7,862	1,274	(308)		19,229
Non-interest expenses	6,890	6,305	864	(30	)(1)	14,029

Pre-tax earnings (loss)	$3,511	$1,557	$410	$(278)		$5,200

Nine Months Ended Sept. 24, 2004
Non-interest revenues	$5,664	$6,298	$1,146	$(4	)(1)	$13,104
Net interest profit(2)	2,441	911	8	(311	)(3)	3,049

Net revenues	8,105	7,209	1,154	(315)		16,153
Non-interest expenses	5,226	5,855	824	(36	)(1)	11,869

Pre-tax earnings (loss)	$2,879	$1,354	$330	$(279)		$4,284

Prior period amounts have been reclassified to conform to the current period presentation.
(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of Trust Originated Preferred Securities (“TOPrS sm”).

Note 3. Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to finance trading inventory positions, obtain securities for settlement, meet customers’ needs and earn residual interest rate spreads.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge securities that it receives as collateral (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2005 and December 31, 2004, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $496 billion and $375 billion, respectively, and the fair value of the portion that has been sold or repledged was $420 billion and $300 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At September 30, 2005 and December 31, 2004, the fair value of collateral used for this purpose was $5.4 billion and $5.9 billion, respectively.

Merrill Lynch also pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 30, 2005 and December 31, 2004 are as follows:

(dollars in millions)
	Sept. 30, 2005	Dec. 31, 2004
Trading asset category
Corporate debt and preferred stock	$12,571	$11,248
Mortgages, mortgage-backed, and asset-backed securities	11,711	10,302
U.S. Government and agencies	9,726	9,199
Equities and convertible debentures	8,457	6,754
Non-U.S. governments and agencies	4,555	2,031
Municipals and money markets	540	1,544

Total	$47,560	$41,078

Note 4. Investment Securities

Investment securities at September 30, 2005 and December 31, 2004 are presented below:

(dollars in millions)
	Sept. 30, 2005	Dec. 31, 2004
Investment securities
Available-for-sale(1)	$61,234	$66,224
Trading	5,430	7,033
Held-to-maturity	338	278
Non-qualifying(2)
Equity investments	8,699	7,958
Investments of insurance subsidiaries(3)	1,200	1,354
Deferred compensation hedges(4)	901	807
Investments in TOPrSSM partnerships	548	548

Total	$78,350	$84,202

(1)	At September 30, 2005 and December 31, 2004, includes $8.8 billion and $6.9 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments that economically hedge deferred compensation liabilities.

Note 5. Securitization Transactions and Transactions with Special Purpose Entities (SPEs)

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, frequently referred to as VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: establishing SPEs; selling assets to SPEs; structuring SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.

Merrill Lynch securitized assets of $64.5 billion and $48.6 billion for the nine months ended September 30, 2005 and September 24, 2004, respectively. For the nine months ended September 30, 2005 and September 24, 2004, Merrill Lynch received $65.2 billion and $49.2 billion, respectively, of proceeds, and other cash inflows, from new securitization transactions, and recognized net securitization gains, excluding gains on related derivative transactions, of $332 million and $341 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings. Merrill Lynch generally records assets prior to securitization at fair value.

For the first nine months of 2005 and 2004, cash inflows from securitizations related to the following asset types:

(dollars in millions)
	Nine Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Asset category
Residential mortgage loans	$42,788	$35,456
Municipal bonds	12,205	7,582
Corporate and government bonds	1,825	1,003
Commercial loans and other	8,362	5,172

	$65,180	$49,213

Retained interests in securitized assets were approximately $3.9 billion and $2.0 billion at September 30, 2005 and December 31, 2004, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 30, 2005. These retained interests arise from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$2,956	$819		$127
Weighted average credit losses (rate per annum)	0.6%	0.0%		0.2%
Range	0.0 – 8.0%	0.0%		0.0 – 8.0%
Impact on fair value of 10% adverse change	$(23)	$-		$-
Impact on fair value of 20% adverse change	$(43)	$-		$(1)
Weighted average discount rate	5.7%	3.6%		5.1%
Range	3.6 – 50.0%	1.2 – 7.8%		4.8 – 22.4%
Impact on fair value of 10% adverse change	$(72)	$(67)		$(5)
Impact on fair value of 20% adverse change	$(141)	$(124)		$(9)
Weighted average life (in years)	5.2	2.2		2.1
Range	0.0 – 21.5	0.7 – 5.4		7.5 – 8.0
Weighted average prepayment speed (CPR)	22.7%	14.7%	(1)	4.2%
Range	0.0 – 64.6%	2.0 – 23.9%	(1)	0.0 – 15.0%
Impact on fair value of 10% adverse change	$(24)	$-		$(1)
Impact on fair value of 20% adverse change	$(51)	$-		$(1)

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of September 30, 2005 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other
Credit losses (rate per annum)	0.2%	0.0%	0.1%
Weighted average discount rate	5.1%	3.8%	4.7%
Weighted average life (in years)	5.3	5.8	-
Prepayment speed assumption (CPR)	21.1%	9.0%	-

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

The maximum payout under these liquidity and default guarantees totaled $28.1 billion and $21.3 billion at September 30, 2005 and December 31, 2004, respectively. The fair value of the guarantee approximated $15 million and $74 million at September 30, 2005 and December 31, 2004, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $6.2 billion and $4.7 billion at September 30, 2005 and December 31, 2004, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 11 in the 2004 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of September 30, 2005 and December 31, 2004, and net credit losses for the year-to-date periods then ended:

(dollars in millions)
	Residential	Municipal
	Mortgage Loans	Bonds	Other
September 30, 2005
Principal Amount Outstanding	$69,613	$17,621	$4,431
Delinquencies	22	-	-
Net Credit Losses	-	-	5

December 31, 2004
Principal Amount Outstanding	$31,541	$14,510	$3,866
Delinquencies	40	-	-
Net Credit Losses	2	-	9

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

The following tables summarize Merrill Lynch’s involvement with VIEs as of September 30, 2005 and December 31, 2004, respectively. Where an entity is a significant variable interest holder, FIN 46R requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges into which Merrill Lynch enters to reduce its exposure.

(dollars in millions)
				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs
	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(5)	Size(6)	Lynch(7)	Size(5)	Exposure	Size(5)	Exposure

September 30, 2005
Guaranteed and Other Funds	$1,673	$1,303	$384	$-	$-	$-	$-
Loan and Real Estate VIEs	4,375	4,371	-	2,079	472	-	-
Municipal Bond Securitizations(1)	-	-	-	33,299	28,061	-	-
Tax Planning VIEs(2)(3)	29,959	9,347	5,873	5,665	2,309	-	-
Mortgage Securitizations	-	-	-	221	211	-	-
Credit Linked Note VIEs(4)	35	35	-	-	-	7,593	739
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	663	66

December 31, 2004
Guaranteed and Other Funds	$1,254	$1,054	$245	$-	$-	$-	$-
Loan and Real Estate VIEs	2,814	2,814	-	1,054	930	-	-
Municipal Bond Securitizations(1)	-	-	-	26,159	21,251	-	-
Tax Planning VIEs(2)(3)	25,037	7,847	5,105	7,061	2,328	-	-
Mortgage Securitizations	-	-	-	284	276	-	-
Credit Linked Note VIEs(4)	16	16	-	-	-	8,415	506
Convertible Bond Stripping VIEs(4)	-	-	-	-	-	646	30

(1)	The maximum exposure for Municipal Bond Securitizations reflects Merrill Lynch’s potential liability as a result of the liquidity and default facilities entered into with the VIEs. It significantly overstates Merrill Lynch’s probability weighted exposure to these VIEs because it does not reflect either the likelihood of the event occurring or the economic hedges that are designed to be effective in principally offsetting Merrill Lynch’s exposure to loss.
(2)	Recourse to Merrill Lynch associated with Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made to the investors in the VIEs.
(3)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made to investors in the VIEs.
(4)	The maximum exposure for Credit Linked Note VIEs and Convertible Bond Stripping VIEs is the asset fair value of the derivatives entered into with the VIEs as of September 30, 2005 and December 31, 2004, respectively.
(5)	This column reflects the total size of the assets held in the VIE.
(6)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(7)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6. Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, Notes, Mortgages and related commitments to extend credit at September 30, 2005 and December 31, 2004, are presented below. This disclosure includes commitments to extend credit that may result in loans held for investment and loans held for sale.

(dollars in millions)
	Loans		Commitments
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2005	2004	2005(1)	2004

Consumer and small- and middle-market business:
Mortgages	$19,045	$17,439	$7,256	$4,735
Small- and middle-market business	5,093	6,450	2,906	3,780
Other	1,926	3,545	103	396
Commercial:
Secured	32,518	23,675	28,519	26,046
Unsecured investment grade	2,242	1,444	20,746	15,333
Unsecured non-investment grade	1,050	992	1,200	1,549

	61,874	53,545	60,730	51,839
Allowance for loan losses	(382)	(283)	-	-
Reserve for lending-related commitments	-	-	(224)	(188)

Total, net	$61,492	$53,262	$60,506	$51,651

(1)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Nine Months Ended
	Sept. 30,	Sept. 24,
	2005	2004

Allowance for loan losses at beginning of period	$283	$318
Provision for loan losses	149	114
Charge-offs	(58)	(122)
Recoveries	9	3

Net charge-offs	(49)	(119)

Other	(1)	1

Allowance for loan losses at end of period	$382	$314

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 265,420 individual loans at September 30, 2005, and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at September 30, 2005 consisted of approximately 11,420 separate loans, included syndicated loans and other loans to corporations and other businesses. Secured loans and commitments include lending activities made in the normal course of Merrill Lynch’s securities and financing businesses. The principal balance of nonaccrual loans was $278 million at September 30, 2005 and $282 million at December 31, 2004. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded unsecured commercial loans. The notional value of these swaps totaled $6.8 billion and $6.0 billion at September 30, 2005 and December 31, 2004, respectively.

The above amounts include $9.9 billion and $9.0 billion of loans held for sale at September 30, 2005 and December 31, 2004, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At September 30, 2005, such loans consisted of $3.0 billion of consumer loans, primarily automobile loans and residential mortgages, and $6.9 billion of commercial loans, approximately 15% of which are to investment grade counterparties. At December 31, 2004, such loans consisted of $4.7 billion of consumer loans, primarily residential mortgages, and $4.3 billion of commercial loans, approximately 56% of which were to investment grade counterparties.

In addition to the loan origination commitments included in the table above, Merrill Lynch entered into agreements to purchase $2.4 billion of loans that may result in loans held for investment and loans held for sale at September 30, 2005. Such commitments totaled $326 million at December 31, 2004. See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.

For information on the accounting policy related to loans, notes and mortgages, see Note 1 of the 2004 Annual Report.

Note 7. Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of Merrill Lynch debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at September 30, 2005 and December 31, 2004, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSsm partnerships, consisted of the following:

(dollars in millions)
	Sept. 30,	Dec. 31,
	2005	2004

Senior debt issued by ML & Co.	$109,511	$102,892
Senior debt issued by subsidiaries — guaranteed by ML & Co.	7,090	6,965
Subordinated debt issued to TOPrSsm partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	1,371	1,309
Other subsidiary financing — non-recourse	10,753	9,297

Total	$131,817	$123,555

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

Borrowings and Deposits at September 30, 2005 and December 31, 2004, are presented below:

(dollars in millions)
	Sept. 30,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings
Commercial paper	$3,521	$3,736
Other	536	243

Total	$4,057	$3,979

Long-term borrowings
Fixed-rate obligations(1)(2)(4)	$53,160	$52,379
Variable-rate obligations(3)(4)	72,345	64,680
Zero-coupon contingent convertible debt (LYONs®)	2,255	2,517

Total	$127,760	$119,576

Deposits
U.S.	$60,048	$65,707
Non U.S.	17,791	14,039

Total	$77,839	$79,746

(1)	Includes long-term debt issued to TOPrS sm partnerships.
(2)	Fixed-rate obligations are generally swapped to variable rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSsm partnerships, at September 30, 2005, by remaining maturity, are as follows:

(dollars in millions)

Less than 1 year	$22,479	18%
1 – 2 years	25,430	20
2+ – 3 years	14,334	11
3+ – 4 years	15,751	12
4+ – 5 years	18,978	15
Greater than 5 years	30,788	24

Total	$127,760	100%

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

Except for the $2.3 billion of zero-coupon contingent convertible debt (LYONs®) that were outstanding at September 30, 2005, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries — guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

The effective weighted-average interest rates for borrowings at September 30, 2005 and December 31, 2004 were:

	Sept. 30,	Dec. 31,
	2005	2004

Commercial paper and other short-term borrowings	3.48%	2.38%
Long-term borrowings, contractual rate	3.47	3.14
Long-term debt issued to TOPrSsm partnerships	7.31	7.31

See Note 8 of the 2004 Annual Report for additional information on Borrowings.

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004

Net earnings	$1,376	$922	$3,723	$3,243

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10	20	(195)	(14)
Net unrealized gain (loss) on investment securities available-for-sale	(54)	150	(35)	16
Deferred gain (loss) on cash flow hedges	(8)	8	(28)	(23)
Minimum pension liability	-	-	(1)	-

Total other comprehensive income (loss), net of tax	(52)	178	(259)	(21)

Comprehensive income	$1,324	$1,100	$3,464	$3,222

Note 9. Stockholders’ Equity and Earnings Per Share

The computation of earnings per common share is as follows:

(dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004

Net earnings	$1,376	$922	$3,723	$3,243
Less: Preferred stock dividends	18	9	42	28

Net earnings applicable to common shareholders — for basic EPS	$1,358	$913	$3,681	$3,215
Add: Interest expense on LYONs®, net of tax(1)	1	1	2	2

Net earnings applicable to common shareholders — for diluted EPS	$1,359	$914	$3,683	$3,217

(shares in thousands)
Weighted-average basic shares outstanding(2)	881,409	903,216	895,582	918,795

Effect of dilutive instruments(3)
Employee stock options	41,182	33,333	41,265	41,552
FACAAP shares	22,395	23,353	21,707	23,309
Restricted shares and units	22,000	21,891	19,127	21,083
Convertible LYONs®(1)	1,498	3,158	2,402	3,158
ESPP	9	-	7	-

Potential effect of dilutive instruments	87,084	81,735	84,508	89,102

Weighted average diluted shares outstanding(4)	968,493	984,951	980,090	1,007,897

Basic EPS	$1.54	$1.01	$4.11	$3.50
Diluted EPS	1.40	0.93	3.76	3.19

(1)	See Note 8 of the 2004 Annual Report for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2004 Annual Report for a description of these instruments.
(4)	Includes 43 million and 85 million of instruments for the 2005 and 2004 third quarter, respectively and 43 million and 56 million of instruments for the nine months ended September 30, 2005 and September 24, 2004, respectively that were considered antidilutive and not included in the above calculations. In addition, the value of the conversion option in the Exchange Liquid Yield Option Notes due 2032 was not in the money and, as a result, no shares have been included in the computation of weighted average diluted shares outstanding in any period.

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

The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005. During the third quarter of 2005, Merrill Lynch repurchased 14.7 million common shares at an average repurchase price of $58.26 per share.

At September 30, 2005, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) held approximately $59 million of Merrill Lynch non-cumulative, perpetual preferred stock related to market-making activities.

Note 10. Commitments, Contingencies and Guarantees

Litigation

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 resulted in increased legal actions against many firms, including Merrill Lynch.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in Item 3 of the 2004 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Tax Matters

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2001-2003. The 2005 tax year is also currently under audit. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau in 2005 for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch is taking steps to file a request for reinvestigation of this assessment, including seeking clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust this range and the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Commitments

At September 30, 2005, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1 – 3	3+ – 5	Over
	Total	1 Year	Years	Years	5 Years

Commitments to extend credit(1)	$60,730	$20,666	$11,499	$22,944	$5,621
Purchasing and other commitments	11,051	9,206	896	314	635
Operating leases	3,331	545	998	795	993
Commitments to enter into resale agreements	7,313	7,284	29	-	-

Total	$82,425	$37,701	$13,422	$24,053	$7,249

(1)	See Note 6 to the Condensed Consolidated Financial Statements.

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $782 million and $973 million at September 30, 2005 and December 31, 2004, respectively. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 30, 2005 and December 31, 2004, minimum fee commitments over the remaining life of these agreements aggregated $611 million and $457 million, respectively. Merrill Lynch entered into commitments to purchase loans of $5.7 billion ($3.3 billion of which may be included in trading assets and $2.4 billion of which may be included in loans, notes, and mortgages) at September 30, 2005. Such commitments totaled $1.6 billion at December 31, 2004. Other purchasing commitments amounted to $4.0 billion and $782 million at September 30, 2005 and December 31, 2004, respectively.

Leases

As disclosed in Note 11 of the 2004 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Other

Merrill Lynch, primarily through Merrill Lynch Bank USA (“MLBUSA”), is a consumer and commercial lender to borrowers located in regions identified as severely impacted during the 2005 hurricane season. Nearly all of these loans are secured by real property or chattel in the impacted areas. In the case of loans secured by real property, borrowers are required to maintain hazard insurance and, in some instances, flood insurance to cover damages. Merrill Lynch is in the process of collecting and assessing information regarding the collectibility of the loan balances outstanding. Merrill Lynch believes that any losses resulting from the hurricanes will not have a material adverse effect on Merrill Lynch’s financial condition, operating results or cash flows.

Merrill Lynch also obtains commercial letters of credit from issuing banks to satisfy various counterparty collateral requirements in lieu of depositing cash or securities collateral. Commercial letters of credit aggregated $711 million and $580 million at September 30, 2005 and December 31, 2004, respectively.

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

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of September 30, 2005, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of September 30, 2005, the maximum payout if the standby facilities are drawn was $24.7 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $28.7 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of September 30, 2005, the maximum payout if an issuer defaults was $3.4 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $4.6 billion. For additional information on these facilities, see Note 11 of the 2004 Annual Report and Note 5 to the Condensed Consolidated Financial Statements.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $411 million as collateral to secure these guarantees. Standby letters of credit also include $919 million of financial guarantees for which Merrill Lynch has recourse to the guaranteed party upon draw down.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At September 30, 2005, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees was $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at September 30, 2005. These instruments meet the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $9 million at September 30, 2005.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $164 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration are summarized at September 30, 2005 as follows:

(dollars in millions)
	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$1,583,949	$580,366	$338,152	$278,018	$387,413	$34,699
Liquidity facilities with SPEs(2)	24,657	24,458	178	21	-	-
Liquidity and default facilities with SPEs(2)	3,425	2,552	504	-	369	15
Residual value guarantees(3)	1,054	47	18	476	513	27
Standby letters of credit and other guarantees(4)(5)(6)	3,307	1,228	538	783	758	16

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $6.2 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $301 million of reimbursement agreements with the Mortgage 100sm program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.

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

Defined Benefit Pension Plans

Pension cost for the three and nine month periods ended September 30, 2005 and September 24, 2004, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended
	September 30, 2005			September 24, 2004
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$8	$8
Interest cost	24	15	39	25	13	38
Expected return on plan assets	(24)	(12)	(36)	(24)	(11)	(35)
Amortization of unrecognized items and other	-	3	3	-	5	5

Total defined benefit pension cost	$-	$13	$13	$1	$15	$16

	Nine Months Ended
	September 30, 2005			September 24, 2004
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost(1)	$-	$18	$18	$-	$25	$25
Interest cost	72	44	116	73	40	113
Expected return on plan assets	(72)	(37)	(109)	(72)	(34)	(106)
Amortization of unrecognized items and other	-	11	11	-	14	14

Total defined benefit pension cost	$-	$36	$36	$1	$45	$46

(1)	The U.K. defined benefit plan was frozen during the second quarter of 2004, which accounts for the reduction in service costs.

Merrill Lynch disclosed in its 2004 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $26 million to its non-U.S. defined benefit pension plans in 2005. Merrill Lynch periodically updates these estimates, and currently expects to contribute $49 million to its non-U.S. defined benefit pension plans in 2005. The increase in expected contributions can primarily be attributed to additional funding requirements associated with the U.K. pension plan.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and nine month periods ended September 30, 2005 and September 24, 2004, included the following components:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004

Service cost	$5	$5	$14	$13
Interest cost	7	7	23	23
Other	1	1	6	6

Total other postretirement benefits cost	$13	$13	$43	$42

Approximately 97% of the postretirement benefit cost components for each period relates to the U.S. postretirement plan.

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

Securities Regulation

MLPF&S, a U.S. registered broker-dealer and futures commission merchant, is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 and the capital requirements of the Commodity Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. The CFTC also requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. At September 30, 2005, MLPF&S’s regulatory net capital of $4,274 million was approximately 27% of ADI, and its regulatory net capital in excess of the minimum required was $3,770  million.

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

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 30, 2005, MLI’s financial resources were $9,517 million, exceeding the minimum requirement by $1,955 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 30, 2005, MLGSI’s liquid capital of $1,875 million was 199% of its total market and credit risk, and liquid capital in excess of the minimum required was $745 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 30, 2005, MLJS’s net capital was $1,062 million, exceeding the minimum requirement by $546 million.

Banking Regulation

MLBUSA is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. Merrill Lynch Bank & Trust Co. (“MLB&T”) is a New Jersey-chartered state bank regulated by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Both MLBUSA and MLB&T are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The capital levels are measured based on the following ratios: (i) the Tier 1 leverage ratio; (ii) the Tier 1 risk-based capital ratio; and (iii) the Total risk-based capital ratio. These ratios are calculated as follows: (i) Tier 1 Capital divided by average assets during the period; (ii) Tier 1 Capital divided by risk weighted assets at period end; and (iii) Total Capital divided by risk weighted assets at period end, respectively. MLBUSA and MLB&T each exceed the following minimum bank regulatory requirements for classification as a well-capitalized bank: (i) 5% for the Tier 1 leverage ratio; (ii) 6% for the Tier 1 risk-based capital ratio; and (iii) 10% for the Total risk-based capital ratio. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of September 30, 2005 and December 31, 2004.

(dollars in millions)
	Sept. 30, 2005		Dec. 31, 2004
	Actual Ratio	Amount	Actual Ratio	Amount
Tier I leverage (to average assets)
MLBUSA	8.92%	$5,711	7.58%	$5,171
MLB&T	6.27	750	6.17	815
Tier I capital (to risk-weighted assets)
MLBUSA	10.23	5,711	10.28	5,171
MLB&T	17.06	750	17.35	815
Total capital (to risk-weighted assets)
MLBUSA	10.87	6,069	10.81	5,438
MLB&T	17.15	754	17.39	817

Merrill Lynch Capital Markets Bank Limited (“MLCMB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator, as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMB is required to meet minimum regulatory capital requirements under European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At September 30, 2005, MLCMB’s capital ratio was above the minimum requirement at 11.03% and its financial resources, as defined, were $2,946 million, exceeding the minimum requirement by $1,351 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At September 30, 2005, MLIB’s consolidated capital ratio was 13.2% and its consolidated financial resources were $2,965 million, exceeding the minimum requirement by $693  million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of September 30, 2005, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and September 24, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and September 24, 2004. These interim financial statements are the responsibility of Merrill Lynch’s management.

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
November 7, 2005

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

Merrill Lynch is a leading participant in the financial services industry, which is extremely competitive and highly regulated. As a participant in this industry and the global financial markets, Merrill Lynch may be influenced by numerous unpredictable factors, including economic conditions, monetary and fiscal policies, the liquidity of the global markets, international and regional political events, acts of war or terrorism, changes in the competitive landscape and investor sentiment. In addition to these factors, the conduct of Merrill Lynch’s businesses may be affected by regulatory and/or legislative initiatives, including increased regulation, the outcome of legal and regulatory investigations and proceedings, and changes in applicable laws and regulations. These factors may significantly affect Merrill Lynch’s net revenues and net earnings from period to period.

Regulatory Environment

As noted above, the financial services industry is impacted by the regulatory and legislative environment. Various federal and state securities regulators, including the Securities and Exchange Commission (“SEC”), self-regulatory organizations (including the New York Stock Exchange and the National Association of Securities Dealers) and industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, research analyst conflicts of interest and qualifications, practices related to the initial public offering (“IPO”) of equity securities, mutual fund trading, disclosure practices and auditor independence.

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

Business Environment

Overall market conditions improved during the third quarter of 2005 despite rising short-term interest rates and higher energy prices. While domestic equity markets ended the quarter higher, international markets generally outperformed those in the United States. Interest rates continued to rise and trend towards a flatter yield curve throughout the quarter and corporate credit spreads tightened. Long-term interest rates, as measured by the yield on the 10-year U.S. Treasury bond, increased to 4.33%, up from 3.92% at the end of the second quarter. With respect to short-term rates, the U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate twice during the quarter to 3.75%, up from 3.25%.

Major U.S. equity indices ended the third quarter moderately higher than the second quarter but were mixed from where they started the year. The Dow Jones Industrial Average was up 2.9% sequentially, but down 2.0% year-to-date, while the Nasdaq Composite Index was up 4.6% sequentially but down 1.1% year-to-date. The Standard and Poor’s 500 Index (“S&P”) was up both sequentially and year-to-date, 3.1% and 1.4%, respectively.

International equity indices rallied in the third quarter of 2005. European stock markets posted strong results as the Dow Jones Stoxx 50 Index rose 7.4% sequentially, and 17.5% year-to-date, while the FTSE 100 Index rose 7.1% sequentially and 13.8% year-to-date. Major equity markets in Asia also performed well. The Nikkei Stock Average increased 17.2% during the quarter and 18.2% year-to-date, while the Hang Seng Index was up 8.6% sequentially and 8.4% year-to-date. The major Latin American indices produced similarly strong performances as Brazil’s Bovespa Index rose 26.1% sequentially and 20.6% year-to-date, while the Mexican Bolsa Index rose 19.5% sequentially and 24.8% year-to-date.

U.S. Equity trading volumes in the third quarter were mixed compared to both the second quarter and year-ago quarter. On the New York Stock Exchange the dollar volume of shares traded rose compared to both the second quarter and the year-ago quarter, while the number of shares traded declined from the second quarter but increased compared with the year-ago quarter. On the Nasdaq market both the dollar volume and number of shares traded declined compared to second quarter levels but increased compared to the year-ago quarter. U.S. equity market volatility declined compared to both the second quarter of 2005 and the year-ago quarter, and remained at historically low levels.

Global debt underwriting volumes of $1.3 trillion were down 18.4% compared to the second quarter, but up 4.9% compared to the year-ago quarter, while global equity underwriting volumes of $136 billion were up 35.0% compared to the second quarter and 29.5% compared to the year-ago quarter. Global debt underwriting fees were $1.2 billion this quarter, down 12.8% sequentially and 5.8% from the third quarter of 2004, while global equity underwriting fees were $2.3 billion, up 34.8% sequentially and 14.8% versus the year-ago quarter.

Merger and acquisition (“M&A”) activity slowed somewhat during the quarter, as the value of global announced deals of $613 billion declined 9.8% sequentially, but was up 60.0% from the year-ago quarter, according to Thomson Financial Securities Data. In the United States, the value of announced M&A deals was $210 billion, down 31.4% from the second quarter, but up 37.0% from the year-ago quarter. Globally, completed M&A activity totaled $641 billion in the third quarter, up 55.0% from the second quarter and 32.3% from the year-ago quarter. In the U.S., completed M&A activity increased 72.9% from the second quarter and 25.1% from the year-ago quarter to $276 billion.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:
•	Valuations of certain trading inventory and investment securities;
•	Valuations of private equity investments;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of special purpose entities (“QSPEs”);
•	Tax reserves;
•	The realization of deferred tax assets;
•	The allowance for loan losses;
•	The carrying amount of goodwill and other intangible assets;
•	Valuation of employee stock options;
•	Insurance reserves and recovery of insurance deferred acquisition costs;
•	Interim compensation and benefits accruals, particularly cash incentive awards and Financial Advisor compensation; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

At September 30, 2005 and December 31, 2004, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)
September 30, 2005	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$66,066	$76,995	$2,987	$146,048
Contractual agreements	6,570	18,907	3,261	28,738
Investment securities	6,268	56,452	6,813	69,533

Liabilities
Trading liabilities, excluding contractual agreements	$53,539	$11,111	$366	$65,016
Contractual agreements	12,332	18,519	5,296	36,147

December 31, 2004

Assets
Trading assets, excluding contractual agreements	$74,767	$62,488	$2,716	$139,971
Contractual agreements	5,240	27,141	3,498	35,879
Investment securities	9,250	62,057	6,020	77,327

Liabilities
Trading liabilities, excluding contractual agreements	$51,763	$11,039	$1,269	$64,071
Contractual agreements	9,081	25,427	4,257	38,765

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, include $216.7 billion and $173.4 billion, respectively, of securities financing transactions (receivables under resale agreements and receivables under securities borrowed transactions), which are recorded at their contractual amounts, approximating fair value, and for which little or no estimation is required by management.

Litigation

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in Item 3 of the 2004 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Changes in Estimates

Compensation and Employee Benefits

During the third quarter of 2005, U.S. healthcare plan expense accrual rates were adjusted to conform with a revised actuarial analysis of expected healthcare plan expenses based on updated medical claim experience. Primarily as a result of these changes, compensation and benefits expenses in the third quarter of 2005 were reduced by approximately $30 million.

Results of Operations

	For the Three		For the Nine
	Months Ended		Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
(dollars in millions, except per share amounts)	2005	2004	2005	2004
Net revenues
Asset management and portfolio service fees	$1,527	$1,344	$4,393	$4,001
Commissions	1,342	1,076	3,930	3,573
Investment banking	880	660	2,613	2,266
Principal transactions	810	355	2,703	2,027
Revenues from consolidated investments	142	104	353	207
Other	604	403	1,631	1,030

Subtotal	5,305	3,942	15,623	13,104
Interest and dividend revenues	7,039	3,635	18,544	9,810
Less interest expense	5,666	2,748	14,938	6,761

Net interest profit	1,373	887	3,606	3,049

Total net revenues	6,678	4,829	19,229	16,153

Non-interest expenses:
Compensation and benefits	3,251	2,273	9,465	7,907
Communications and technology	405	363	1,196	1,061
Occupancy and related depreciation	235	219	695	638
Brokerage, clearing, and exchange fees	190	193	625	565
Professional fees	173	164	534	507
Advertising and market development	138	127	424	381
Expenses of consolidated investments	91	47	211	128
Office supplies and postage	48	47	151	147
Other	211	188	728	535

Total non-interest expenses	4,742	3,621	14,029	11,869

Earnings before income taxes	$1,936	$1,208	$5,200	$4,284

Net earnings	$1,376	$922	$3,723	$3,243

Earnings per common share:
Basic	$1.54	$1.01	$4.11	$3.50
Diluted	$1.40	$0.93	$3.76	$3.19
Annualized return on average common stockholders’ equity	17.2%	12.5%	15.7%	14.6%
Pre-tax profit margin	29.0	25.0	27.0	26.5

Compensation and benefits as a percentage of net revenues	48.7%	47.1%	49.2%	49.0%
Non-compensation expenses as a percentage of net revenues	22.3	27.9	23.8	24.5

Quarterly Results of Operations

Merrill Lynch’s net earnings were $1.4 billion for the 2005 third quarter, up 49% from $922 million in the third quarter of 2004. Pre-tax earnings increased 60%. Earnings per common share were $1.54 basic and $1.40 diluted, up 52% and 51% from the year-ago quarter, respectively. Net revenues were $6.7 billion in the third quarter of 2005, 38% higher than the 2004 third quarter. The 2005 third quarter pre-tax margin was 29.0%, up four percentage points from the prior-year quarter. The annualized return on average common stockholders’ equity was 17.2% for the third quarter of 2005, up from 12.5% in the year-ago quarter.

Asset management and portfolio services fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts and institutional money management arrangements (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.5 billion, up 14% from the third quarter of 2004. The increase in portfolio service fees reflects the impact of net inflows into asset-priced accounts, and the increase in asset management fees reflects the impact of net inflows of higher-yielding assets as well as higher equity market values.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, money market instruments, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.3 billion, up 25% from the 2004 third quarter, due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds.

Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as OTC equity securities, government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities. Principal transactions revenues were $810 million, 128% higher than the year-ago quarter, due primarily to increased revenues from trading equity and debt products, as well as the addition of the commodities business, which was acquired in November 2004.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. Net interest profit was $1.4 billion, up 55% from the 2004 third quarter, due primarily to increased interest revenues from the principal investing and secured lending businesses, as well as the impact of rising short-term interest rates on deposit spreads.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $880 million, up 33% from the 2004 third quarter, driven primarily by higher debt and equity underwriting revenues due to increased origination activity, most notably in high yield underwriting and syndicated lending. Merger and acquisition advisory revenues also increased from a year ago in a more active environment.

Revenues from consolidated investments were $142 million, up from $104 million in the 2004 third quarter, reflecting higher investment gains.

Other revenues include realized investment gains and losses, write-downs of certain available-for-sale securities, gains related to the sale of mortgages, equity income from unconsolidated subsidiaries, distributions on cost method investments, as well as fair value adjustments on equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income. Other revenues were $604 million in the 2005 third quarter, up from $403 million in the 2004 third quarter, driven primarily by approximately $204 million of revenues related to three equity investments in the principal investing and private equity businesses. These revenues included fair value adjustments resulting from the recapitalizations of two of the equity investments and the sale through an IPO of an additional equity investment. Compensation and benefits expenses were $3.25 billion in the third quarter of 2005, up 43% from the year-ago quarter, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 48.7% of net revenues for the third quarter of 2005, as compared to 47.1% in the year-ago quarter.

Non-compensation expenses were $1.49 billion in the third quarter of 2005, up 11% from the year-ago quarter. Communications and technology costs were $405 million, up 12% from the year-ago quarter due primarily to higher system consulting costs related to investments for growth, including acquisitions, and higher market information and communications costs. Occupancy and related depreciation of $235 million increased 7% from the year-ago quarter, principally due to higher office rental expenses, including the impact of acquisitions. Professional fees were $173 million, up 5% from the year-ago quarter due principally to an increase in recruitment costs and other professional fees. Advertising and market development expenses were $138 million, up 9% from the year-ago quarter due primarily to higher travel expenses associated with increased activity levels and increased sales promotion and advertising costs. Expenses of consolidated investments totaled $91 million, up from $47 million in the year-ago quarter, due principally to minority interest expenses associated with the related increase in revenues from consolidated investments. Other expenses were $211 million, up from $188 million in the 2004 third quarter, due primarily to increases for payments related to certain tax remittances and training related expenses, partially offset by the reversal of litigation provisions in Global Markets and Investment Banking (“GMI”) and a net insurance recovery in Merrill Lynch Investment Managers (“MLIM”).

Year-to-date Results of Operations

For the first nine months of 2005, net earnings of $3.7 billion increased 15% from the first nine months of 2004, on net revenues that grew 19% to $19.2 billion. Pre-tax earnings increased 21%. Compensation and benefits expenses for the first nine months of 2005 were $9.47 billion, up 20% from the year-ago period, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 49.2% of net revenues for the first nine months of 2005, up from 49.0% from the year-ago period. Non-compensation expenses totaled $4.56 billion for the first nine months of 2005, up 15% from the year-ago period, largely due to increased costs associated with higher activity levels and new acquisitions, as well as technology spending associated with growth initiatives. Year-to-date earnings per common share were $4.11 basic and $3.76 diluted, compared with $3.50 basic and $3.19 diluted for the first nine months of 2004. The pre-tax profit margin for the first nine months of 2005 was 27.0%, compared to 26.5% in the year-ago period. Annualized return on average common stockholders’ equity was 15.7% for the first nine months of 2005, compared to 14.6% for the comparable period in 2004.

Merrill Lynch’s effective tax rate was 28.9% for the 2005 third quarter. The year-to-date effective tax rate was 28.4%, up from 24.3% in the year-ago period, reflecting the change in business mix, tax settlements and the utilization of Japanese net operating loss carryforwards, which reduced the effective tax rate in 2004.

Business Segments

Merrill Lynch reports its results in three business segments: GMI, Global Private Client (“GPC”), and MLIM. GMI provides full service global markets and origination capabilities and products and services to corporate, institutional, and government clients around the world. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM is a global asset manager serving individual, institutional and corporate clients.

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are reclassified to reflect reallocations of revenues and expenses that result from changes in Merrill Lynch’s business strategy and organizational structure.

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 24,		Sept. 30,	Sept. 24,	% Inc.
(dollars in millions)	2005	2004	% Inc.	2005	2004	(Dec.)
Global Markets
Debt	$1,672	$1,068	57%	$4,934	$3,989	24%
Equity	1,200	589	104	3,199	2,177	47

Total Global Markets net revenues	2,872	1,657	73	8,133	6,166	32

Investment Banking
Origination
Debt	396	255	55	1,051	811	30
Equity	219	197	11	684	696	(2)
Strategic Advisory Services	158	128	23	533	432	23

Total Investment Banking net revenues	773	580	33	2,268	1,939	17

Total net revenues	3,645	2,237	63	10,401	8,105	28

Non-interest expenses	2,356	1,466	61	6,890	5,226	32

Pre-tax earnings	$1,289	$771	67	$3,511	$2,879	22

Pre-tax profit margin	35.4%	34.5%		33.8%	35.5%

During the third quarter of 2005 each of GMI’s major business lines — Debt Markets, Equity Markets and Investment Banking — recorded increased quarterly revenues from a year ago as market conditions improved from the third quarter of 2004. GMI’s net revenues of $3.6 billion increased 63% from the year-ago quarter. Non-interest expenses totaled $2.4 billion, up 61% from the year-ago quarter, largely due to increased compensation expenses associated with higher net revenues. Non-interest expenses also included a reversal of litigation provisions of $62 million in connection with the recent ruling in litigation related to the 2001 sale of a GMI energy trading business. Pre-tax earnings of $1.3 billion were up 67% from the year-ago quarter. GMI’s pre-tax profit margin was 35.4%, up from 34.5% in the year-ago quarter.

For the first nine months of 2005, GMI pre-tax earnings were $3.5 billion, up 22% from the year-ago period, on net revenues that rose 28%, to $10.4 billion. The year-to-date pre-tax profit margin was 33.8%, compared with 35.5% in the same period last year.

A detailed discussion of GMI’s revenues follows:

Global Markets

Global Markets net revenues of $2.9 billion increased 73% from the 2004 third quarter. For the first nine months of 2005, Global Markets net revenues were $8.1 billion, up 32% from the year-ago period.

Debt Markets

Debt Markets net revenues include principal transactions and net interest profit (which should be viewed in aggregate to assess trading results), commissions, revenues from equity method principal investments, and other revenues. In the 2005 third quarter, Debt Markets net revenues of $1.7 billion increased 57% from the year-ago quarter, as net revenues increased for all major products. The largest increase in net revenues was recorded by the principal investing, secured finance and real estate business (which primarily includes principal investing and finance for distressed assets and real estate, as well as mortgage and asset-backed securitization and trading activities), followed by the commodities business, which was acquired in the fourth quarter of 2004. Given the event-driven nature of many principal investments, revenue realization and trends in the principal investing business may be uneven.

In the third quarter of 2005, Debt Markets net revenues included a gain of approximately $152 million, which was recorded in Other revenues, associated with the change in the fair value of an equity principal investment upon its recapitalization. In addition, revenues from equity method investments primarily related to principal investing activities were $31 million in the 2005 third quarter compared to $94 million for the third quarter of 2004. This year-over-year reduction was due to the change in accounting treatment for an investment from the equity method to the cost method following the adoption of EITF 02-14. Net revenues related to equity method investments are included in Other revenues on the Condensed Consolidated Statements of Earnings. Debt Markets net revenues also included $43 million of revenues, primarily net interest revenues, associated with the recent ruling in litigation related to the 2001 sale of a GMI energy trading business.

Year-to-date Debt Markets net revenues were $4.9 billion, up 24% from the year-ago period, driven primarily by the increased revenues in the principal investing, secured finance and real estate business, the trading of credit products, and the contribution of the commodities business acquired during the fourth quarter of 2004. In the first nine months of 2005, Debt Markets net revenues included $73 million of revenues related to equity method investments, primarily related to its principal investing activities. Such revenues totaled $219 million for the nine-month period of 2004.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit, revenues from equity method investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. Equity Markets third quarter net revenues of $1.2 billion increased 104% from the year-ago quarter with increased revenues in the cash and equity-linked trading businesses and the equity financing and services business, which includes prime brokerage. Private equity revenues were also higher compared to the year-ago quarter.

During the third quarter of 2005, Merrill Lynch recognized approximately $110 million of revenues related to two private equity investments. These revenues included a fair value adjustment resulting from the recapitalization of a private equity investment and the sale through an IPO of an additional private equity investment. The minority interest expense related to these revenues was $58 million. Also, in the third quarter of 2005, Equity Markets net revenues included $95 million of revenues from equity method investments, primarily related to its equity investing activities. Such revenue totaled $60 million for the third quarter of 2004.

Year-to-date Equity Markets net revenues were $3.2 billion, up 47% from the year-ago period, driven primarily by private equity-related gains, increased equity-linked and cash trading revenues, and higher equity financing net revenues. In addition to the third quarter private equity investment revenues previously mentioned, Merrill Lynch recognized a gain of approximately $235 million, which was recorded in Other revenues in the second quarter of 2005. This gain was associated with the change in the fair value of a private equity investment which was evidenced by the recapitalization of the underlying company, resulting in a cash distribution of $311 million. In addition, for the first nine months of 2005, Equity Markets net revenues included $230 million of revenues from equity method investments, primarily related to its equity investing activities. Such revenues totaled $127 million for the nine-month period of 2004.

Investment Banking

Investment Banking net revenues of $773 million were up 33% from the year-ago quarter. For the first nine months of 2005, Investment Banking net revenues were $2.3 billion, 17% higher than the 2004 period.

Underwriting

Underwriting revenues represent fees earned from the underwriting of debt and equity and equity-linked securities as well as loan syndication and commitment fees.

Underwriting revenues in the third quarter of 2005 were $615 million, up 36% from the year-ago quarter. This result was driven primarily by higher debt underwriting revenues, which increased 55% from a year ago, reflecting higher revenues from high yield underwriting and syndicated lending activity.

Year-to-date underwriting revenues increased 15% to $1.7 billion from the year-ago period, driven by a 30% increase in debt underwriting revenues.

Merrill Lynch’s underwriting market share information based on transaction value for the indicated calendar period follows:

	Third Quarter		Third Quarter
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	6.2%	5	5.8%	7
Debt	6.2	5	5.4	7
Equity and equity-linked	7.0	5	10.9	1
U.S. proceeds
Debt and Equity	7.5%	4	6.9%	5
Debt	7.5	4	6.7	6
Equity and equity-linked	8.2	6	8.2	6

Source:	Thomson Financial Securities Data statistics based on full credit to book manager.

	Nine Months		Nine Months
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Global proceeds
Debt and Equity	5.1%	7	6.8%	4
Debt	4.9	7	6.6	5
Equity and equity-linked	8.0	5	8.4	4
U.S. proceeds
Debt and Equity	6.6%	5	8.7%	4
Debt	6.4	5	8.8	3
Equity and equity-linked	10.0	4	7.5	6

Source:	Thomson Financial Securities Data statistics based on full credit to book manager.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $158 million in the third quarter of 2005, up 23% from the year-ago quarter due to the more active overall environment. Year-to-date strategic advisory services revenues also increased 23% from the year-ago period, to $533 million on higher activity.

Merrill Lynch’s merger and acquisition market share information based on transaction value for the indicated calendar period follows:

	Third Quarter		Third Quarter
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	11.1%	11	23.9%	4
U.S.	6.8	10	10.4	9
Announced transactions
Global	15.4%	8	13.3%	8
U.S.	20.5	5	5.0	11

Source:	Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

	Nine Months		Nine Months
	2005		2004
	Market		Market
	Share	Rank	Share	Rank

Completed transactions
Global	12.1%	9	18.0%	4
U.S.	7.8	10	14.4	8
Announced transactions
Global	19.0%	6	21.3%	4
U.S.	20.3	5	20.9	5

Source:	Thomson Financial Securities Data statistics based on full credit to both target and acquiring companies’ advisors.

Regional Commentary

From a geographic perspective, GMI generated increased revenues across every region compared to the year-ago quarter. In Debt Markets, Europe and the United States were the strongest contributors to the growth. In Equity Markets, the Pacific Rim — and in particular Japan — stood out on a relative basis, along with the United States. In Investment Banking, the United States and the Pacific Rim grew the most.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 24,	% Inc.	Sept. 30,	Sept. 24,	% Inc.
(dollars in millions)	2005	2004	(Dec.)	2005	2004	(Dec.)

Fee-based revenues	$1,351	$1,191	13%	$3,907	$3,543	10%
Transactional and origination revenues	803	717	12	2,449	2,408	2
Net interest profit	448	292	53	1,197	911	31
Other revenues	89	115	(23)	309	347	(11)

Total net revenues	2,691	2,315	16	7,862	7,209	9

Non-interest expenses	2,101	1,903	10	6,305	5,855	8

Pre-tax earnings	$590	$412	43	$1,557	$1,354	15

Pre-tax profit margin	21.9%	17.8%		19.8%	18.8%

GPC generated $590 million of pre-tax earnings in the 2005 third quarter, up 43% from the year-ago quarter on net revenues that increased 16% from a year ago to $2.7 billion. Compared with the 2004 third quarter, higher asset values and strong annuitized net asset inflows led to increased fee-based revenues, which were supplemented by higher net interest profit and partially offset by lower mortgage-related revenues. In addition, stronger transactional and origination activity contributed to the increase in net revenues. The pre-tax margin was 21.9% compared to 17.8% in the year-ago quarter. Non-interest expenses were 10% higher than the year-ago quarter, principally reflecting increased compensation costs associated with higher revenues and growth in Financial Advisor (“FA”) headcount.

GPC’s year-to-date net revenues were $7.9 billion, up 9% from the corresponding period of 2004. Pre-tax earnings were $1.6 billion, up 15% from the first nine months of 2004. GPC’s pre-tax profit margin was 19.8% compared to 18.8% in the year-ago period.

Total assets in GPC accounts increased 8% from the year-ago quarter, to $1.4 trillion. Net inflows into annuitized products reached $9.6 billion in the third quarter of 2005, bringing the year-to-date total to $31.2 billion. Total net new money was $10.6 billion for the third quarter of 2005 and $29.2 billion for the first nine months of 2005.

GPC employed approximately 14,690 FAs at the end of the 2005 third quarter, a net increase of approximately 570 from the end of the year-ago quarter, resulting primarily from active FA recruiting.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues

Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value, such as Unlimited Advantage sm and separate account products marketed under Merrill Lynch Consults®, as well as fees from taxable and tax-exempt money market funds, insurance products, and alternative investment products. Also included in fee-based revenues are fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.

GPC generated $1.4 billion of fee-based revenues in the 2005 third quarter, up 13% from the year-ago quarter. On a year-to-date basis, fee-based revenues increased 10% from the year-ago period to

$3.9 billion. These increases reflect growth in client assets due to higher market valuations and annuitized net asset inflows. This asset growth resulted in higher portfolio service fees and increased distribution fees related to mutual funds.

The value of assets in GPC accounts and assets in asset-priced accounts at September 30, 2005 and September 24, 2004 is included in the table below. Assets in asset-priced accounts are those assets in clients’ brokerage accounts, for which fees are determined based on the value of assets in the account.

	Sept. 30,	Sept. 24,
(dollars in billions)	2005	2004

Assets in GPC accounts
U.S.	$1,282	$1,179
Non-U.S.	113	109

Total	$1,395	$1,288

Assets in asset-priced accounts	$276	$243
As a percentage of total assets in GPC accounts	19.8%	18.9%

Transactional and origination revenues

Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, insurance products, and mutual funds. Also included are principal transaction revenues which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues which include selling concessions on newly issued debt and equity securities and closed-end funds.

Transactional and origination revenues were $803 million in the third quarter of 2005, 12% higher than the year-ago quarter, due primarily to higher transaction-related revenues resulting from increased investor activity. Year-to-date transactional and origination revenues were up slightly from the year-ago period, as higher transaction-related revenues more than offset lower origination revenues.

Net interest profit

Net interest profit (interest revenues less interest expenses) includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small- and middle-market business, and other loans as well as corporate funding allocations. GPC’s net interest profit was $448 million in the third quarter of 2005, up 53% from the 2004 third quarter. On a year-to-date basis, GPC’s net interest profit was $1.2 billion, 31% higher than the year-ago period. These increases primarily reflect higher margins on deposits resulting from rising short-term interest rates and lower provisions related to credit losses associated with the small-and middle-market business loan portfolio.

Other revenues

GPC’s other revenues were $89 million in the third quarter of 2005, compared to $115 million in the year-ago quarter. For the first nine months of 2005, other revenues decreased to $309 million from $347 million in the same period of 2004. These decreases were due primarily to lower mortgage-related revenues, driven in part by lower variable rate mortgage originations.

On September 14, 2005, Merrill Lynch announced that it has agreed to acquire The Advest Group, Inc., (“Advest”) for approximately $400 million. The acquisition of Advest, which has approximately 500 FAs, is expected to close in the fourth quarter of 2005. This transaction is expected to be neutral to positive to Merrill Lynch’s 2006 earnings and earnings per share.

On September 28, 2005, Merrill Lynch announced that it has entered into a definitive agreement to establish a private banking and wealth management joint venture in Japan with Mitsubishi Tokyo Financial Group Inc. The joint venture is expected to commence operations in the first half of 2006. For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 24,		Sept. 30,	Sept. 24,	% Inc.
(dollars in millions)	2005	2004	% Inc.	2005	2004	(Dec.)

Asset management fees	$400	$340	18%	$1,137	$1,030	10%
Commissions	26	25	4	78	90	(13)
Other revenues	30	8	275	59	34	74

Total net revenues	456	373	22	1,274	1,154	10
Non-interest expenses	294	262	12	864	824	5

Pre-tax earnings	$162	$111	46	$410	$330	24

Pre-tax profit margin	35.5%	29.8%		32.2%	28.6%

MLIM continued to focus on driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses. More than 70% of MLIM’s global assets under management were ahead of their respective benchmarks or category medians for the three- and five-year periods ended September 2005.

MLIM’s third quarter 2005 net revenues were $456 million, up 22% from the 2004 third quarter, due primarily to higher average long-term asset values as well as increases in performance fees and an improvement in the fee profile of assets under management. Pre-tax earnings were $162 million, up 46% from the 2004 third quarter, driven principally by both higher net revenues and lower non-compensation expenses, which included a net insurance recovery of $15 million related to previous litigation. MLIM’s pre-tax profit margin was 35.5% in the third quarter of 2005, up from 29.8% in the year-ago quarter.

Year-to-date, MLIM’s pre-tax earnings were $410 million, up 24% from the first nine months of 2004 on net revenues that increased 10%, to $1.3 billion. MLIM’s year-to-date pre-tax profit margin was 32.2%, compared with 28.6% for the same period last year.

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

Asset management fees were $400 million, up 18% from the third quarter of 2004 due to higher average equity market values, increased higher fee long-term assets under management, and higher performance fees. At the end of the third quarter of 2005, firmwide assets under management totaled $524 billion, with $519 billion managed by MLIM and $5 billion managed by GPC. Compared with the 2004 third quarter, firmwide assets under management increased 10%, due principally to positive market movement and the addition of $18 billion of assets from MLIM’s acquisition of the pension business of Royal Philips Electronics (“Philips”) in early September 2005, partially offset by net outflows of $11 billion. During the third quarter of 2005, MLIM experienced net inflows of $12 billion, with particular strength in the Americas institutional, European institutional and European third-party retail channels.

An analysis of changes in firmwide assets under management from September 24, 2004 to September 30, 2005 is as follows:

		Net Changes due to
	Sept. 24,	New	Asset		Sept. 30,
(dollars in billions)	2004(1)	Money	Appreciation	Other(2)	2005(1)

Assets under management	$478	$(11)	$46	$11	$524

(1)	Includes $5 billion of assets managed by GPC.
(2)	Includes $18 billion of new assets from the Philips acquisition, reinvested dividends, the impact of foreign exchange movements and other changes.

Commissions

Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds and the CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $26 million in the third quarter of 2005, up 4% from the year-ago quarter. Year-to-date commissions of $78 million declined 13% from a year ago, reflecting a decline over time in sales of rear-load shares.

Other revenues

Other revenues, which primarily include net interest profit and revenues from consolidated investments, totaled $30 million and $8 million for the third quarter of 2005 and 2004, respectively. Other revenues for the first nine months of 2005 were $59 million compared to $34 million for the first nine months of 2004, reflecting higher investment gains.

For additional information on MLIM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the September 30, 2005 and December 31, 2004 period-end, and first nine months of 2005 and full-year 2004 average balance sheets:

		2005		2004
	Sept. 30,	Nine Month	Dec. 31,	Full Year
(dollars in billions)	2005	Average(1)	2004	Average(1)

Assets
Trading-Related
Securities financing assets	$235.2	$259.0	$185.3	$181.5
Trading assets	174.8	184.0	175.9	157.0
Other trading-related receivables	59.9	60.2	52.1	46.3

	469.9	503.2	413.3	384.8

Non-Trading-Related
Cash	27.7	31.2	38.7	24.5
Investment securities	69.5	81.7	77.3	82.6
Loans, notes, and mortgages	61.5	59.1	53.3	54.5
Other non-trading assets	43.4	50.5	46.0	43.6

	202.1	222.5	215.3	205.2

Total assets	$672.0	$725.7	$628.6	$590.0

Liabilities
Trading-Related
Securities financing liabilities	$225.4	$268.5	$187.9	$186.8
Trading liabilities	101.2	109.8	102.8	93.2
Other trading-related payables	56.3	63.7	56.2	51.2

	382.9	442.0	346.9	331.2

Non-Trading-Related
Commercial paper and other short-term borrowings	4.1	6.0	4.0	5.8
Deposits	77.8	79.4	79.7	77.8
Long-term borrowings	124.7	117.6	116.5	100.3
Long-term debt issued to TOPrSsm partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	45.8	44.9	47.0	41.8

	255.5	251.0	250.3	228.8

Total liabilities	638.4	693.0	597.2	560.0

Total stockholders’ equity	33.6	32.7	31.4	30.0

Total liabilities and stockholders’ equity	$672.0	$725.7	$628.6	$590.0

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Total assets at September 30, 2005 increased 7% from year-end 2004, to $672.0 billion. On an average basis, for the nine months ended September 30, 2005, total assets increased 23% over the full year 2004 average, to $725.7 billion. These increases reflect higher levels of securities financing assets, including increased client matched-book activity.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expirations as of September 30, 2005:

	Expiration
		Less
		Than	1 - 3	3+- 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$24,657	$24,458	$178	$21	$—
Liquidity and default facilities with SPEs(1)	3,425	2,552	504	—	369
Residual value guarantees(2)	1,054	47	18	476	513
Standby letters of credit and other guarantees (3)(4)(5)	3,307	1,228	538	783	758

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes $301 million of reimbursement agreements with the Mortgage 100 sm program.
(4)	Includes guarantees related to principal-protected mutual funds.
(5)	Includes certain indemnifications related to foreign tax planning strategies.

Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at September 30, 2005. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are (i) generally short-term in nature, including securities financing transactions, trading liabilities, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability, and (iv) separate accounts liabilities, which fund separate accounts assets.

	Expiration
		Less
		Than	1 - 3	3+- 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$127,760	$22,479	$39,764	$34,729	$30,788
Purchasing and other commitments	11,051	9,206	896	314	635
Operating lease commitments	3,331	545	998	795	993

(1)	Includes Long-term debt issued to TOPrS sm partnerships.

Commitments

At September 30, 2005, Merrill Lynch commitments had the following expirations:

	Expiration
		Less than	1 - 3	3+ - 5	Over 5
(dollars in millions)	Total	1 Year	Years	Years	Years

Commitments to extend credit	$60,730	$20,666	$11,499	$22,944	$5,621
Commitments to enter into resale agreements	7,313	7,284	29	—	—

In October 2005, Merrill Lynch entered into a commitment to extend a €3.3 billion loan to a European manufacturer of specialty and intermediate chemicals.

Capital and Funding

The primary objectives of Merrill Lynch’s capital structure and funding policies are to support the successful execution of Merrill Lynch’s business strategies while ensuring:

●	sufficient equity capital to support existing businesses and future growth plans and

●	liquidity across market cycles and through periods of financial stress.

These objectives and Merrill Lynch’s capital and funding policies are discussed more fully in the 2004 Annual Report.

Capital

At September 30, 2005, equity capital, as defined by Merrill Lynch, totaled $36.17 billion and was comprised of $31.95 billion of common equity, $1.68 billion of preferred stock, and $2.54 billion of long-term debt issued to TOPrSsm partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrSsm partnerships, net of related investments (see Note 8 in the 2004 Annual Report). Equity capital may also differ from capital as defined by various regulators who monitor capital requirements for ML & Co. and certain subsidiaries.

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

Merrill Lynch continued to grow its equity capital base in 2005 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends. Equity capital of $36.17 billion at September 30, 2005 was 7% higher than at December 31, 2004.

On March 14, 2005, Merrill Lynch issued $1,020 million of floating rate, non-cumulative, perpetual preferred stock. On April 4, 2005, Merrill Lynch issued an additional $90 million of floating rate, non-cumulative, perpetual preferred stock.

At September 30, 2005, Merrill Lynch, Pierce, Fenner & Smith Incorporated held approximately $59 million of Merrill Lynch non-cumulative, perpetual preferred stock related to market-making activities.

The Board of Directors authorized the repurchase of an additional $4 billion of Merrill Lynch’s outstanding common shares under a program announced on April 19, 2005. As part of its active management of equity capital, Merrill Lynch repurchased 14.7 million shares of its common stock during the third quarter of 2005 at an average price of $58.26 per share.

On April 19, 2005, Merrill Lynch’s Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share.

Major components of the changes in equity capital for the first nine months of 2005 are as follows:

(dollars in millions)

Balance at December 31, 2004	$33,914
Net earnings	3,723
Issuance of preferred stock, net of repurchases	1,051
Common and preferred stock dividends	(566)
Common stock repurchases	(2,986)
Net effect of employee stock transactions and other(1)	1,038

Balance at September 30, 2005	$36,174

(1)	Includes effect of Accumulated other comprehensive loss and other items.

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

The following table provides calculations of Merrill Lynch’s leverage ratios at September 30, 2005 and December 31, 2004:

(dollars in millions)	Sept. 30, 2005		Dec. 31, 2004

Total assets	$671,971		$628,613
Less:
Receivables under resale agreements	131,953		78,853
Receivables under securities borrowed transactions	84,791		94,498
Securities received as collateral	18,444		11,903

Adjusted assets	436,783		443,359

Less:
Goodwill and other intangible assets	5,870		6,162

Adjusted tangible assets	$430,913		$437,197

Stockholders’ equity	$33,630		$31,370
Long-term debt issued to TOPrSsm partnerships, net of related investments(1)	2,544		2,544

Equity capital	36,174		33,914

Less:
Goodwill and other intangible assets	5,870		6,162

Tangible equity capital	$30,304		$27,752

Leverage ratio(2)	18.6	x	18.5	x
Adjusted leverage ratio(3)	12.1	x	13.1	x
Adjusted tangible leverage ratio(4)	14.2	x	15.8	x

(1)	Due to the perpetual nature of TOPrS sm and other considerations, Merrill Lynch views the Long-term debt issued to TOPrS sm partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrS sm partnerships is reported as a liability for accounting purposes. TOPrS sm related investments were $548 million at September 30, 2005 and December 31, 2004.
(2)	Total assets divided by equity capital.
(3)	Adjusted assets divided by equity capital.
(4)	Adjusted tangible assets divided by tangible equity capital.

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

At September 30, 2005 and December 31, 2004, total long-term capital is as follows:

	Sept. 30,	Dec. 31,
(dollars in billions)	2005	2004

Equity capital	$36.2	$33.9
Long-term debt obligations(1)	91.4	87.0
Deposit liabilities(2)	72.7	78.1

Total long-term capital	$200.3	$199.0

(1)	Total long-term borrowings less (i) the current portion, (ii) long-term debt issued to TOPrS sm partnerships, and (iii) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
(2)	Includes $59.3 billion and $13.4 billion in U.S. and non-U.S. banking subsidiaries, respectively, at September 30, 2005, and $65.4 billion and $12.7 billion, respectively, at December 31, 2004.

The following items are generally financed with long-term capital:

●	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, goodwill and other intangible assets and fixed assets;

●	Subsidiaries’ regulatory capital;

●	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments;

●	Portions of commitments to extend credit based on the probability of drawdown.

At September 30, 2005, Merrill Lynch’s long-term capital sources of $200.3 billion exceeded Merrill Lynch’s estimated long-term capital requirements.

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

The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of September 30, 2005 (quarterly for two years and annually thereafter):

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

Major components of the change in Long-term borrowings during the first nine months of 2005 are as follows:

(dollars in billions)

Balance at December 31, 2004	$119.6
Issuance and resale	42.3
Settlement and repurchase	(29.8)
Other(1)	(4.3)

Balance at September 30, 2005(2)	$127.8

(1)	Primarily foreign exchange movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

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

Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $17.7 billion and $14.9 billion at September 30, 2005 and December 31, 2004, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $7.1 billion and $6.9 billion at September 30, 2005 and December 31, 2004, respectively.

In addition to its liquidity portfolio and cash balances, Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. At September 30, 2005, unencumbered assets, including amounts that may be restricted, were in excess of $135 billion, including the carrying value of the liquidity portfolio and cash balances.

For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At September 30, 2005 and December 31, 2004, short-term debt obligations are as follows:

	Sept. 30,	Dec. 31,
(dollars in billions)	2005	2004

Commercial paper and other short-term borrowings	$4.1	$4.0
Current portion of long-term borrowings	22.5	20.2

Total short-term debt obligations	$26.6	$24.2

At September 30, 2005, Merrill Lynch’s separate liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.

In addition to the aforementioned sources of funding available to meet short-term obligations, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch replaced the unsecured bank facility that totaled $3.0 billion at December 31, 2004 with a new committed, multi-currency, unsecured bank credit facility that totaled $4.0 billion at September 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2006. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for up to one year beyond the expiration date in June 2006. The facility does not require the maintenance of a minimum net worth threshold during the initial 364-day revolving period. At September 30, 2005 there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.

In 2005, Merrill Lynch added a committed, secured credit facility which totaled $2.5 billion at September 30, 2005 and expires in May 2006. The secured facility permits borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At September 30, 2005 there were no borrowings outstanding under this facility.

In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at September 30, 2005 and December 31, 2004. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At September 30, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.

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

Diversify unsecured funding sources:  Merrill Lynch strives to continually expand and globally diversify its funding programs, its markets, and its investor and creditor base to minimize reliance on any one investor base or region. Merrill Lynch diversifies its borrowings by maintaining various limits, including a limit on the amount of commercial paper held by a single investor. Merrill Lynch benefits by distributing a significant portion of its debt issuances through its own sales force to a large, diversified global client base. Merrill Lynch also makes markets buying and selling its debt instruments. Total borrowings outstanding at September 30, 2005 were issued in the following currencies:

(USD equivalent in millions)

USD	$80,837	61%
EUR	26,510	20
JPY	10,635	8
GBP	7,501	6
CAD	2,587	2
AUD	2,131	2
Other	1,616	1

Total	$131,817	100%

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

On November 7, 2005, the senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA–	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	A+	A–

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At September 30, 2005, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $308 million in the event of a one-notch downgrade and approximately $837 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

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

The Merrill Lynch VaR system uses a historical simulation approach to estimate VaR across several confidence levels and holding periods. Sensitivities to market risk factors are aggregated and combined with a database of historical weekly changes in market factors to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The tables below show VaR using a 95% confidence level and a one-day holding period for trading and non-trading portfolios. In addition to the overall VaR, which reflects diversification in the portfolio, VaR amounts are presented for major risk categories, which include exposure to volatility risk found in certain products, such as options.

The VaR numbers which follow reflect a reclassification, made during the second quarter of 2005, of certain syndicated loans from the Trading VaR to Non-Trading VaR in order to continue alignment of the risk disclosure with accounting treatment. Accordingly, virtually all Loans, notes and mortgages on the Condensed Consolidated Balance Sheet are included in the Non-Trading VaR. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information on Loan, notes and mortgages. Prior periods have been restated to reflect the reclassification.

The table that follows presents Merrill Lynch’s VaR for its trading portfolios at September 30, 2005, July 1, 2005, and December 31, 2004 as well as daily average VaR for the three months ended September 30, 2005, July 1, 2005, and full year 2004.

Two reporting changes were made to VaR during the third quarter. The separate volatility category was eliminated to better align Merrill Lynch’s disclosure with those of its competitors. Each of the VaR categories now reflect the relevant implied volatility exposures. In addition, certain debt exposures that were formerly included within Equity VaR due to their volatile price behavior are now included in the Interest and Credit VaR in order to consolidate debt instruments in that line.

(dollars in millions)

						Daily	Daily	Daily
	Sept. 30,	July 1,	Dec. 31,	High	Low	Average	Average	Average
	2005	2005	2004	3Q05	3Q05	3Q05	2Q05	2004

Trading value-at-risk(1)
Interest rate and credit spread	$48	$36	$39	$50	$32	$40	$37	$31
Equity	18	12	5	25	6	14	8	9
Commodity	11	9	8	13	7	9	7	2
Currency	3	3	2	5	1	3	2	3

	80	60	54			66	54	45
Diversification benefit	(32)	(27)	(20)			(28)	(22)	(17)

Overall(2)	$48	$33	$34	$57	$26	$38	$32	$28

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall VaR using a 95% confidence level and a one-week holding period was $79 million at September 30, 2005, $60 million at July 1, 2005 and $62 million at December 31, 2004.

Trading VaR increased during the quarter due to increased credit, equity and commodity exposures. If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of growth areas, including certain lending businesses, proprietary trading activities and principal investments. These activities provide growth opportunities while also increasing the loss potential under certain market conditions. Corporate Risk Management monitors these risk levels on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.

The following table presents Merrill Lynch’s VaR for its non-trading portfolios, including Merrill Lynch’s U.S. banks, certain middle-market lending activities, Merrill Lynch’s LYONs® and TOPrSsm liabilities.

(dollars in millions)

	Sept. 30,	July 1,	Dec. 31,
	2005	2005	2004

Non-trading value-at-risk(1)
Interest rate and credit spread	$83	$94	$62
Equity	48	31	35
Currency	5	5	4

	136	130	101
Diversification benefit	(14)	(13)	(11)

Overall(2)	$122	$117	$90

(1)	Based on a 95% confidence level and a one-day holding period.

(2)	Overall non-trading VaR using a 95% confidence level and a one-week holding period was $272 million at September 30, 2005, $262 million at July 1, 2005 and $204 million at December 31, 2004.

Non-Trading VaR increased during the quarter due primarily to increased private equity investments.

Credit Risk

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with substantially all of its derivative counterparties as soon as possible. The agreements are negotiated with each counterparty and can be complex in nature. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement, and as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Condensed Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. However, the enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. In the second quarter of 2005, Merrill Lynch began netting cash collateral received against the derivatives inventory on the Condensed Consolidated Balance Sheets. See Note 1 to the Condensed Consolidated Financial Statements for additional information. The following is a summary of counterparty credit ratings for the replacement cost (net of $12.9 billion of collateral, of which $8.4 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at September 30, 2005. (This table is inclusive of credit exposure from derivative transactions only and does not include other material credit exposures).

(dollars in millions)

	Years to Maturity				Cross-
					Maturity
Credit Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$2,331	$328	$361	$2,909	$(1,999)	$3,930
AA	2,421	695	697	2,945	(1,603)	5,155
A	2,385	1,181	1,275	1,659	(2,472)	4,028
BBB	1,710	573	673	1,215	(883)	3,288
Other	2,224	675	354	657	(218)	3,692

Total	$11,071	$3,452	$3,360	$9,385	$(7,175)	$20,093

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)

	Sept. 30,	Dec. 31,
	2005	2004

Trading assets:
Cash instruments	$14,808	$11,929
Derivatives	7,246	4,884
Trading liabilities — cash instruments	(3,492)	(2,721)
Collateral on derivative assets	(3,554)	(2,641)

Net trading asset exposure	$15,008	$11,451

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 30, 2005, the carrying value of such debt and equity securities totaled $649 million, of which 53% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $539 million at December 31, 2004, of which 45% related to market-making activities. Also included are distressed bank loans totaling $263 million and $176 million at September 30, 2005 and December 31, 2004, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	Sept. 30,	Dec. 31,
	2005	2004

Investment securities	$529	$455
Loans, notes and mortgages — commercial(1)(2)	17,347	11,080
Other investments(3):
Partnership interests	2,010	1,534
Other equity investments(4)	929	691
Other assets	78	—

(1)	Includes accrued interest.
(2)	Includes $16.2 billion and $10.1 billion of secured loans at September 30, 2005 and December 31, 2004, respectively.
(3)	Includes a total of $399 million and $491 million in investments held by employee partnerships at September 30, 2005 and December 31, 2004, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(4)	Includes investments in 174 and 192 enterprises at September 30, 2005 and December 31, 2004, respectively.

The following table summarizes Merrill Lynch’s commitments with exposure to non-investment grade or highly-leveraged counterparties:

(dollars in millions)

	Sept. 30,	Dec. 31,
	2005	2004

Unutilized revolving lines of credit and other lending commitments	$16,549	$14,883
Additional commitments to invest in partnerships(1)	782	973

(1)	Includes $70 million and $102 million at September 30, 2005 and December 31, 2004, respectively, related to deferred compensation plans.

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

On December 21, 2004, the FASB issued a FASB Staff Position (“FSP”), 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. federal income taxes have been provided. In the second quarter of 2005, Merrill Lynch determined that it would apply this provision to planned foreign repatriations of approximately $53 million. Accordingly, a net tax benefit of $16 million was recorded on the planned repatriation because deferred taxes had previously been accrued on these earnings. Merrill Lynch is continuing its assessment of the impact of the repatriation provision for further repatriations, but does not expect to complete the assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation is approximately $2.0 billion. The related income tax provision is approximately $130 million.

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

Statistical Data

	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.
	2004	2004	2005	2005	2005

Client Assets (dollars in billions)
Private Client:
U.S.	$1,179	$1,244	$1,226	$1,238	$1,282
Non-U.S.	109	115	116	115	113

Total Private Client Assets	1,288	1,359	1,342	1,353	1,395
MLIM direct sales(1)	225	238	233	236	272

Total Client Assets	$1,513	$1,597	$1,575	$1,589	$1,667

Assets in Asset-Priced Accounts	$243	$257	$256	$262	$276
Assets Under Management	$478	$501	$479	$478	$524
Retail	208	218	218	218	231
Institutional	228	240	217	215	246
Retail Separate Accounts	42	43	44	45	47

U.S.	322	332	312	311	322
Non-U.S.	156	169	167	167	202

Equity	225	247	245	249	285
Retail Money Market	53	50	49	46	45
Institutional Liquidity Funds	91	90	70	68	74
Fixed Income	109	114	115	115	120

Underwriting (dollars in billions):
Global Equity and Equity-Linked:(2)
Volume	$11	$13	$12	$7	$10
Market share	10.9%	8.9%	10.5%	6.6%	7.0%
Global Debt:(2)
Volume	$66	$75	$66	$73	$80
Market share	5.4%	6.2%	4.2%	4.6%	6.2%

Full-Time Employees:(3)
U.S.	39,800	40,200	40,300	40,900	41,900
Non-U.S.	10,100	10,400	10,600	10,900	11,200

Total	49,900	50,600	50,900	51,800	53,100

Private Client Financial Advisors	14,120	14,140	14,180	14,420	14,690

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$590,481	$628,613	$637,659	$626,521	$671,971
Total stockholders’ equity	$30,048	$31,370	$32,876	$33,041	$33,630
Book value per common share	$31.75	$32.99	$32.91	$33.63	$34.66
Share Information (in thousands)

Weighted-average shares outstanding:
Basic	903,216	896,589	907,814	897,524	881,409
Diluted	984,951	992,659	993,273	978,504	968,493
Common shares outstanding	932,887	931,826	948,698	930,867	921,699

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
(1)	Reflects funds managed by MLIM not sold through Private Client channels.
(2)	Full credit to book manager. Market shares derived from Thomson Financial Securities Data statistics.
(3)	Excludes 100 full-time employees on salary continuation severance at the end of 3Q04, 4Q04, 1Q05, 2Q05, and 200 at the end of 3Q05.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information under the caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” above in this Report is incorporated herein by reference.

Item 4.  Controls and Procedures

ML & Co.’s Disclosure Committee assists with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures are effective.

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Part II — Other Information, Item 1. “Legal Proceedings” in ML & Co.’s Quarterly Report on Form 10-Qs for the quarterly periods ended July 1, 2005 and April 1, 2005:

Allegheny Energy Litigation:

Merrill Lynch v. Allegheny Energy, Inc.:  On September 22, 2005, Allegheny appealed the court’s July 18, 2005 decision awarding Merrill Lynch $115 million plus interest on its claim and denying Allegheny any relief on its claim.

Research Litigation:

In re Merrill Lynch & Co., Inc. Research Reports Securities Litigation:  On October 11, 2005, the Supreme Court denied certiorari in Lentell v. Merrill Lynch, agreeing with Merrill Lynch’s position that it should not review the Second Circuit’s decision affirming the dismissal of certain research claims against Merrill Lynch. On September 27, 2005, the United States Supreme Court granted certiorari in Merrill Lynch v. Dabit, agreeing to Merrill Lynch’s request that it decide whether the Second Circuit erred in allowing certain research-related claims against Merrill Lynch to be brought in state court. Motions to dismiss other research claims against Merrill Lynch remain pending in the United States District Court for the Southern District of New York, and nearly a dozen appeals from previously granted motions to dismiss remain pending before the Second Circuit.

State of West Virginia v. Bear Stearns, et al.:  On September 16, 2005, the Circuit Court of Marshall County, West Virginia, dismissed the case, following an earlier decision by the West Virginia Supreme Court holding that the West Virginia Attorney General lacked authority to bring the claims.

IPO Allocation Litigation:

In re Initial Public Offering Antitrust Litigation:  On September 28, 2005, the Second Circuit reversed the district court’s decision dismissing the case, holding that the alleged conduct was not immune from the antitrust laws. The court of appeals remanded the case to the district court for further proceedings.

Market Timing Class Action:

On November 3, 2005, the United States District Court for the District of Maryland granted Merrill Lynch’s motion to dismiss.

Tyco-Related Arbitration:

On October 10, 2005, the arbitration panel unanimously rejected all of the claims against Merrill Lynch and held that the claimants were not entitled to any relief.

Refco:

Merrill Lynch is one of more than a dozen defendants in class actions and derivative actions filed in the U.S. District Court for the Southern District of New York in October 2005 related to the sale of securities of Refco Inc. (“Refco”), which announced that it was filing for bankruptcy on October 18, 2005. These suits allege that the defendants violated federal securities laws and state laws in connection with the sale of Refco securities, including the Refco initial public offering in August 2005. Merrill Lynch was not one of the three book-running managers in that offering, but was nevertheless named as a defendant in connection with its role as an underwriter of those securities.

Parmalat:

Merrill Lynch Capital Markets Bank Limited is one of dozens of defendants sued in Italy by Dr. Enrico Bondi, the specially appointed administrator of Parmalat Finanziaria S.p.A. (“Parmalat”). Parmalat was admitted into insolvency proceedings in Italy on December 27, 2003. The claim against Merrill Lynch Capital Markets Bank Limited is that in 2003 it wrongfully helped Parmalat stay in business, and thus continue to lose money, by buying options from Parmalat prior to Parmalat being admitted into insolvency proceedings. The first hearing on this claim is scheduled for May 2006. In addition, the Parmalat Administrator has charged Merrill Lynch International with wrongfully facilitating the sale of a note to Parmalat that was linked to Parmalat’s credit in 1999. The first hearing on this claim is scheduled for April 2006. Merrill Lynch is vigorously contesting these claims.

Other:

Merrill Lynch has been named as a defendant in various other legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. The general decline of equity securities prices between 2000 and 2003 resulted in increased legal actions against many firms, including Merrill Lynch.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in Item 3 of the 2004 Form 10-K, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(1)

Month #1 (Jul. 2 – Aug. 5)
Capital Management Program	6,095,900	$57.52	6,095,900	$2,550
Employee Transactions	315,673	57.76	N/A	N/A
Month #2 (Aug. 6 – Sep. 2)
Capital Management Program	4,785,000	$57.87	4,785,000	$2,273
Employee Transactions	132,118	57.86	N/A	N/A
Month #3 (Sep. 3 – Sep. 30)
Capital Management Program	3,800,000	$59.94	3,800,000	$2,046
Employee Transactions	200,387	60.46	N/A	N/A

Total, September 30, 2005
Capital Management Program	14,680,900	$58.26	14,680,900	$2,046
Employee Transactions(2)	648,178	58.61	N/A	N/A

(1)	At period-end. As part of Merrill Lynch’s capital management, the board of directors authorized the repurchase of up to $4 billion of Merrill Lynch outstanding common shares under a program announced on April 19, 2005. Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (A) 603,937 shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”). Purchases under the 401(k) and the RAP are executed at the market price of Merrill Lynch’s common stock at the time the transaction occurs. (B) 1,451 shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) who exercised options during the quarter. (C) 42,790 Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares during the quarter. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs.

Item 5.  Other Information

The 2006 Annual Meeting of Shareholders will be held at 9:30 a.m. on Friday, April 28, 2006 at the Harrison Conference Center & Hotel- Princeton Forrestal Center, 900 Scudders Mill Road, Plainsboro, New Jersey. Any shareholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.’s Certificate of Incorporation, has been given to the Corporate Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 12, 2006 and no later than March 9, 2006. In addition, any shareholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.’s By-Laws, to the Secretary of ML & Co. on or before March 9, 2006. In order to be included in ML & Co.’s proxy statement, shareholder proposals must be received by ML & Co. no later than November 15, 2005.

Item 6.  Exhibits

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

Date: November 7, 2005

INDEX TO EXHIBITS

Exhibit

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