Form 10-K
period 2005-12-30
MERRILL LYNCH & CO INC
filed 2006-02-28
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7182

Merrill Lynch & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-2740599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center, New York, New York	10080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.33 1/3 and attached Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange; Chicago Stock Exchange; Pacific Exchange; London Stock Exchange; and Tokyo Stock Exchange

Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 1; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 2; Depositary Shares representing 1/1200th share of 6.375% Non- Cumulative Preferred Stock, Series 3; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 4; Top Ten Yield MITTS® Securities due August 15, 2006; and S&P 500® Inflation Adjusted MITTS Securities due September 24, 2007	New York Stock Exchange

See the full list of securities listed on the American Stock Exchange on the pages directly following this cover.

Securities registered pursuant to Section 12(g) of the Act:
See the full list of securities registered pursuant to Section 12(g) of the Act on the pages directly following this cover.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of the close of business on July 1, 2005, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $55.2 billion.

As of the close of business on February 17, 2006, there were 945,917,006 shares of Common Stock and 2,706,603 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.

Documents Incorporated By Reference: Portions of the Merrill Lynch Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders to be held April 28, 2006 are incorporated by reference in this Form 10-K in response to Part III.

Pages 1 through 18, on which appeared a portion of Merrill Lynch & Co., Inc.’s 2005 Annual Report to Shareholders, are not filed with, incorporated by reference in or otherwise to be deemed a part of this Annual Report on Form 10-K.

Securities registered pursuant to Section 12(b) of the Act and listed on the American Stock Exchange are as follows:
Accelerated Return NotesSM Linked to the S&P 500 Index due August 24, 2007; Strategic Return Notes® Linked to the Industrial 15 Index due August 3, 2009; Accelerated Return Notes Linked to the S&P 500 Index due August 24, 2007; Accelerated Return Notes Linked to the Nikkei-225® Index due March 5, 2007; Accelerated Return Bear Market NotesSM Linked to the PHLX Housing Sector Index due March 22, 2007; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due January 3, 2011; Accelerated Return Notes Linked to the Russell 2000® due February 28, 2007; Nikkei 225® Market Indexed Target Term Securities® due June 5, 2009; 8% Monthly Income Strategic Return Notes Linked to the CBOE DJIA BuyWrite Index due November 9, 2010; Convertible Securities Exchangeable into Pharmaceutical HOLDRs® due September 7, 2010; Accelerated Return Notes Linked to the Nikkei 225® Index due November 7, 2006; Strategic Return Notes Linked to the Industrial 15 Index due August 9, 2010; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due June 7, 2010; MITTS Securities based upon the Russell 2000 Index due March 30, 2009; Nikkei® 225 Securities due March 30, 2009; S&P 500 MITTS Securities due June 29, 2009; MITTS Securities based upon the Dow Jones Industrial AverageSM due August 7, 2009; S&P 500 MITTS Securities due September 4, 2009; EuroFund MITTS Securities due February 28, 2006; S&P 500 MITTS Securities due March 27, 2006; Consumer Staples Select Sector SPDR Fund MITTS Securities due April 19, 2006; Select Sector SPDR® Fund Growth Portfolio MITTS Securities due May 25, 2006; Major 11 International MITTS Securities due May 26, 2006; MITTS Securities based upon the Dow Jones Industrial Average due June 26, 2006; Russell 2000 MITTS Securities due July 21, 2006; Nikkei 225 MITTS Securities due August 4, 2006; S&P 500 MITTS Securities due August 4, 2006; Energy Select Sector SPDR Fund MITTS Securities due September 20, 2006; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due May 10, 2006; Medium-Term Notes, Series B, 1% Callable and Exchangeable Stock-Linked Notes due July 20, 2006; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Callable MITTS Securities due October 5, 2007 based upon Semiconductor HOLDRS®; Callable MITTS Securities due September 13, 2007 based upon Broadband HOLDRS; Callable Nasdaq-100® MITTS Securities due August 3, 2007; Callable MITTS Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS Securities due May 4, 2009 Linked to the Amex Biotechnology Index; Callable MITTS Securities due June 1, 2009 Linked to the Amex Defense Index; Callable MITTS Securities due August 3, 2007 based upon Biotech HOLDRS; Medium-Term Notes, Series B, Nikkei 225 MITTS Securities due March 30, 2007; Callable MITTS Securities due March 5, 2007 based upon Internet HOLDRS; Medium-Term Notes, Series B, 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei 225 MITTS Securities due June 27, 2007; Strategic Return Notes Linked to the Industrial 15 Index due February 1, 2007; Strategic Return Not es Linked to the Biotech-Pharmaceutical Index due February 8, 2007; Strategic Return Notes Linked to the Select Ten Index due March 1, 2007; Strategic Return Notes Linked to the Oil and Natural Gas Index due March 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due May 3, 2007; Strategic Return Notes Linked to the Select Ten Index due May 3, 2007; Strategic Return Notes Linked to the Select European 50 Index due June 11, 2007; Strategic Return Notes Linked to the Select Ten Index due June 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 30, 2007; Strategic Return Notes Linked to the Select Ten Index due October 25, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007; Strategic Return Notes Linked to the Select Ten Index due May 30, 2006; Strategic Return Notes Linked to the Industrial 15 Index due June 26, 2006; Strategic Return Notes Linked to the Institutional Holdings Index due June 28, 2006; Strategic Return Notes Linked to the Select Ten Index due July 31, 2006; Strategic Return Notes Linked to the Select Ten Index due November 2, 2006; Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008; Convertible Securities Exchangeable into The Coca-Cola Company Common Stock due September 30, 2008; Strategic Return Notes Linked to the Select Utility Index due February 25, 2009; and Strategic Return Notes Linked to the Select Utility Index due September 28, 2009.

Securities registered pursuant to Section 12(g) of the Act are as follows:
S&P 500 MITTS Securities due June 29, 2007; S&P 500 MITTS Securities due November 20, 2007; S&P 500 MITTS Securities due August 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; MITTS Securities based upon the Dow Jones Industrial Average due January 16, 2009; Market Recovery Notes Linked to the Nasdaq-100 Index; Strategic Return Notes Linked to the Select Ten Index due February 28, 2008; S&P 500 MITTS Securities due June 3, 2010; S&P 500 MITTS Securities due September 3, 2008; S&P 500 MITTS Securities due August 5, 2010; Dow Jones Industrial Average MITTS Securities due December 27, 2010; Nikkei 225 MITTS Securities due March 8, 2011; Nikkei 225 MITTS Securities due September 30, 2010; Strategic Return Notes Linked to the Select Ten Index due June 27, 2008; Strategic Return Notes Linked to the Industrial 15 Index due October 31, 2008; Strategic Return Notes Linked to the Select Ten Index due September 30, 2008; Strategic Return Notes Linked to the Industrial 15 Index due August 5, 2008; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; 97% Protected Notes Linked to the performance of the Dow Jones Industrial Average due March 28, 2011; 97% Protected Notes Linked to the Dow Jones Industrial Average due March 28, 2011; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; Strategic Return Notes Linked to the Industrial 15 Index due March 30, 2009; 97% Protected Notes Linked to Global Equity Basket due February 14, 2012; Strategic Return Notes Linked to the Select Ten Index due June 4, 2009; Medium-Term Notes, Series C, S&P 500 MITTS Securities due August 31, 2011; Medium-Term Notes, Series C, Accelerated Return Notes Linked to the Russell 2000 Index due June 30, 2006; Accelerated Return Notes Linked to the Nasdaq 100® Index due August 3, 2007; Leveraged Index Return Notes Linked to the Nikkei 225 Index due March 2, 2009; 9% Callable Stock Return Income DEbt SecuritiesSM due May 22, 2006; and S&P 500 MITTS due June 7, 2010.

Selected Financial Data

	Year Ended Last Friday in December
	2005	2004	2003	2002	2001
(dollars in millions, except per share amounts)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Results of Operations
Total Revenues	$47,783	$32,619	$27,924	$28,361	$39,019
Less Interest Expense	21,774	10,560	8,024	9,990	17,471

Net Revenues	26,009	22,059	19,900	18,371	21,548
Non-Interest Expenses	18,778	16,223	14,680	16,059	21,789

Earnings (Loss) Before Income Taxes	7,231	5,836	5,220	2,312	(241)
Income Tax Expense	2,115	1,400	1,384	604	99

Net Earnings (Loss)	$5,116	$4,436	$3,836	$1,708	$(340)

Net Earnings (Loss) Applicable to Common Stockholders(1)	$5,046	$4,395	$3,797	$1,670	$(378)

Financial Position
Total Assets	$681,015	$628,098	$480,233	$440,252	$431,173
Short-Term Borrowings(2)	$301,405	$259,804	$191,184	$180,213	$178,154
Long-Term Borrowings	$132,409	$119,513	$85,178	$79,788	$77,273
Long-Term debt issued to TOPrSSM partnerships	$3,092	$3,092	$3,203	$3,188	$3,181
Total Stockholders’ Equity	$35,600	$31,370	$28,884	$24,081	$20,787

Common Share Data
(in thousands, except per share amounts)
Earnings (Loss) Per Share:
Basic	$5.66	$4.81	$4.22	$1.94	$(0.45)

Diluted	$5.16	$4.38	$3.87	$1.77	$(0.45)

Weighted-Average Shares Outstanding:
Basic	890,744	912,935	900,711	862,318	838,683
Diluted	977,736	1,003,779	980,947	947,282	838,683
Shares Outstanding at Year-End(3)	915,602	928,037	945,911	867,291	843,474
Book Value Per Share	$35.82	$32.99	$29.96	$27.07	$23.95
Dividends Paid Per Share	$0.76	$0.64	$0.64	$0.64	$0.64

Financial Ratios
Pre-Tax Profit Margin	27.8%	26.5%	26.2%	12.6%	N/M
Common Dividend Payout Ratio	13.4%	13.3%	15.2%	33.0%	N/M
Return on Average Assets	0.7%	0.8%	0.8%	0.4%	N/M
Return on Average Common Stockholders’ Equity	16.0%	14.9%	14.8%	7.5%	N/M

Other Statistics
Full-Time Employees:
U.S.	43,200	40,200	38,200	40,000	43,400
Non-U.S.	11,400	10,400	9,900	10,900	13,700

Total(4)	54,600	50,600	48,100	50,900	57,100

Private Client Financial Advisors	15,160	14,140	13,530	14,010	16,350
Client Assets (dollars in billions)	$1,764	$1,597	$1,507	$1,311	$1,556

(1)	Net earnings (loss) less preferred stock dividends.
(2)	Consists of Payables under repurchase agreements and securities loaned transactions, Commercial paper and other short-term borrowings, and Deposits.
(3)
Does not include 2,708; 2,783; 2,900; 3,911; and 4,195 shares exchangeable into common stock at year-end 2005, 2004, 2003, 2002, and 2001, respectively. See Note 11 to the Consolidated Financial Statements.

(4)	Excludes 200; 100; 200; 1,500; and 3,500 full-time employees on salary continuation severance at year-end 2005, 2004, 2003, 2002, and 2001, respectively.

Merrill Lynch 2005 Annual Report

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors that Could Affect Our Business. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures Merrill Lynch may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Available Information
ML & Co. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Merrill Lynch) file electronically with the SEC. The SEC’s internet site is www.sec.gov.
ML & Co.’s internet address is www.ml.com, and the investor relations section of our website can be accessed directly at www.ir.ml.com. ML & Co. makes available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Also posted on our website are corporate governance materials including Merrill Lynch’s Guidelines for Business Conduct, Code of Ethics for Financial Professionals, Director Independence Standards, Corporate Governance Guidelines and charters for the committees of our Board of Directors. In addition, our website includes information on purchases and sales of our equity securities by our executive officers and directors, as well as disclosures relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.
We will post on our website amendments to our Guidelines for Business Conduct and Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange. The information on Merrill Lynch’s website is not incorporated by reference into this Report. Shareholders may obtain printed copies of these documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.
Overview
Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, Merrill Lynch created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, provides broker-dealer, investment banking, financing, wealth management, advisory, asset management, insurance, lending, and related products and services on a global basis.
Merrill Lynch conducts business from various locations throughout the world. Merrill Lynch’s world headquarters is located in the World Financial Center in New York City, and its other principal United States business and operational centers are located in New Jersey and Florida. Merrill Lynch has a presence in 35 countries and territories outside the United States, and its major geographic regions of operations include the United States; Europe, the Middle East and Africa (“EMEA”); the Pacific Rim; Canada; and Latin America.
Merrill Lynch’s activities are conducted through three business segments:
•
Global Markets and Investment Banking Group (“GMI”), Merrill Lynch’s institutional business segment, provides equity, debt and commodities trading, capital market services, investment banking and advisory services to corporations, financial institutions, and governments around the world. GMI’s Global Markets division facilitates client transactions and is a market maker in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands, and in connection with proprietary trading activities. Global Markets also provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investments and private equity investing. GMI’s Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally. These services also include advising clients on strategic issues, valuation, mergers, acquisitions and restructurings. In 2005, GMI generated 52% of Merrill Lynch’s net revenues and 65% of Merrill Lynch’s pre-tax earnings. GMI’s growth strategy entails a program of significant investments in personnel and technology to gain further scale in certain asset classes and geographies.

•
Global Private Client (“GPC”), Merrill Lynch’s full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. The largest portion of this business is offered through the Advisory Division, where services are delivered by Merrill Lynch Financial Advisors (“FAs”) through a global network of branch offices. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and credit cards; trust and generational planning; retirement services; and insurance products. In 2005, GPC generated 41% of Merrill Lynch’s net revenues and 28% of Merrill Lynch’s pre-tax earnings. GPC’s growth priorities include the hiring of additional FAs, client segmentation, annuitization of revenues through fee-based products, diversification of revenues through adding products and services, investments in technology to enhance productivity and efficiency, and disciplined expansion into additional geographic areas globally.

•
Merrill Lynch Investment Managers (“MLIM”), Merrill Lynch’s asset management segment, offers a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities include equity, fixed income, money market, index, enhanced index and alternative investments, which are offered through vehicles such as mutual funds, privately managed accounts, and retail and institutional separate accounts. In 2005, MLIM generated 7% of Merrill Lynch’s net revenues and pre-tax earnings. MLIM’s growth priorities include driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses. MLIM is committed to increasing sales in both the proprietary and non-proprietary channels in the United States, as well as non-U.S. regions. On February 15, 2006, Merrill Lynch entered into an agreement with BlackRock, Inc. (“BlackRock”), to combine the MLIM business with BlackRock. See Note 2 to the Consolidated Financial Statements for further information.

Merrill Lynch also provides a variety of research services on a global basis through its Global Securities Research and Economics Group. These services are at the core of the value proposition offered to institutional and individual client sales forces and their customers, and are an integral component of the product offering in GMI and GPC. This group distributes research focusing on four main disciplines globally: fundamental equity research, fixed income and equity-linked research, equity strategy and economic analyses, and wealth management strategy which leverages macroeconomic and other research views to produce investment ideas. Merrill Lynch consistently ranks among the leading research providers in the industry, and its analysts and other professionals in 18 countries cover approximately 2,650 companies.
Merrill Lynch is a Consolidated Supervised Entity (“CSE”) and is subject to group-wide supervision by the SEC. As such, Merrill Lynch computes allowable capital and allowances thereto; permits the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and has adopted various additional SEC reporting, record-keeping, and notification requirements. Merrill Lynch is in compliance with applicable CSE standards. Being a CSE has imposed additional costs, although not material to date, and has introduced new requirements to monitor capital adequacy. In respect of the European Union (“EU”) Financial Conglomerates (“or Financial Groups”) Directive, the U.K. Financial Services Authority (“FSA”) has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch.
Risk Factors that Could Affect Our Business
In the course of conducting its business operations, Merrill Lynch could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect Merrill Lynch’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures, most of which are described in the Risk Management section of the Management’s Discussion and Analysis.

Merrill Lynch 2005 Annual Report

Market Risk
Merrill Lynch’s various businesses may be adversely impacted by global market and economic conditions that may cause fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.
The financial services industry and the global financial markets are influenced by numerous unpredictable factors including economic conditions, monetary and fiscal policies, the liquidity of global markets, availability and cost of capital, international and regional political events, acts of war or terrorism and investor sentiment. Changes in these factors may result in volatility in interest rates, exchange rates, equity and commodity prices, and credit spreads. Merrill Lynch has a large and increasing amount of trading and investment positions, which include proprietary trading positions in fixed income, currency, commodities and equity securities, as well as in real estate, private equity and other investments. Merrill Lynch may incur losses as a result of increased market volatility, as these fluctuations may adversely impact the valuation of its trading and investment positions. Conversely, a decline in volatility may adversely affect the results in Merrill Lynch’s trading businesses, which depend on market volatility to create client and proprietary trading opportunities.
Credit Risk
Merrill Lynch may incur losses from its credit exposure related to trading, lending, and other business activities.
Merrill Lynch is exposed to the potential for credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations. These credit exposures exist within lending relationships, commitments, letters of credit, derivatives, foreign exchange and other transactions. These exposures may arise, for example, from a decline in the financial condition of a counterparty, from a decrease in the value of securities of third parties held by Merrill Lynch as collateral, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to Merrill Lynch, and from extending credit to clients through loans or other arrangements. An increase in Merrill Lynch’s credit exposure could have an adverse effect on its business and profitability if credit losses exceed credit provisions.
Operational Risk
Merrill Lynch may incur losses from inadequate or failed internal processes, people and systems or from external events.
Merrill Lynch may incur losses arising from its exposure to operational risk. Financial services firms, including Merrill Lynch, are exposed to the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Such operational risks may include, for example, exposure to natural or man-made disasters, mistakes made in the confirmation or settlement of transactions or from improper recording, evaluating or accounting for transactions. Merrill Lynch could suffer financial loss, disruption of its business, liability to clients, regulatory intervention or reputational damage, which would affect its business and financial condition.
Liquidity Risk
Merrill Lynch’s business and financial condition may be adversely impacted by an inability to borrow funds or sell assets to meet maturing obligations.
Financial services firms, including Merrill Lynch, are exposed to liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Merrill Lynch’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem that affects its trading clients, third parties or itself. Merrill Lynch’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of Merrill Lynch to borrow funds or sell assets to meet maturing obligations, a negative change in its credit ratings, which would have an adverse effect on its ability to borrow funds, or regulatory capital restrictions imposed on the free flows of funds between Merrill Lynch and its affiliates may have a negative effect on its business and financial condition.
Litigation Risk
Legal proceedings could adversely affect Merrill Lynch’s operating results and financial condition for a particular period and impact its credit ratings.
Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Some of the legal actions against Merrill Lynch include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers who would otherwise be the primary defendants are bankrupt or otherwise in financial distress. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch.

Merrill Lynch may explore potential settlements before a case is taken through trial because of uncertainty and risks inherent in the litigation process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, disclosed in Other Information (Unaudited) — Legal Proceedings, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be, which may be material to its operating results or cash flows for any particular period and may impact its credit ratings.
Regulatory and Legislative Risks
Many of Merrill Lynch’s businesses are highly regulated and could be adversely impacted by regulatory and legislative initiatives around the world.
Merrill Lynch’s businesses may be adversely affected by regulatory and legislative initiatives imposed by various U.S. and non-U.S. regulatory and exchange authorities, such as federal and state securities regulators including the SEC, the FSA, self-regulatory organizations including The New York Stock Exchange, Inc. (“NYSE”) and the National Association of Securities Dealers, Inc. (“NASD”), and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies. Such changes have occurred in areas such as corporate governance, anti-money laundering, privacy, research analyst conflicts of interest and qualifications, practices related to the issuance of securities, mutual fund trading, disclosure practices and auditor independence.
Competitive Environment
Competitive pressures in the financial services industry in which Merrill Lynch operates could adversely affect its business and results of operations.
Merrill Lynch competes globally for individual and institutional clients on the basis of price, the range of products that it offers, the quality of its services, its financial resources, and product and service innovation. The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by the introduction of new technology platforms, consolidation through mergers, increased competition from new and established industry participants and diminishing margins in many mature products and services. Merrill Lynch competes with U.S. and non-U.S. commercial banks and other broker-dealers in brokerage, underwriting, trading, financing and advisory businesses. For example, the financial services industry in general, including Merrill Lynch, has experienced intense price competition in brokerage, as the ability to execute trades electronically, through the internet and through other alternative trading systems has pressured trading commissions and spreads. Merrill Lynch competes for investment funds with mutual fund management companies, insurance companies, finance and investment advisory companies, banks, trust companies and other institutions. Many of Merrill Lynch’s non-U.S. competitors may have competitive advantages in their home markets. In addition, Merrill Lynch’s business is substantially dependent on its continuing ability to compete effectively to attract and retain qualified employees, including successful Financial Advisors, investment bankers, trading professionals and other revenue-producing or support personnel.
For further information on Risks refer to Note 6 to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates regarding:
•	Valuations of assets and liabilities requiring fair value estimates including:
•	Trading inventory and investment securities;

•	Private equity investments;

•	Loans and allowance for loan losses;
•	The outcome of litigation;

•	The realization of deferred tax assets and tax reserves;

•
Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of special purpose entities (“QSPEs”);

The carrying amount of goodwill and other intangible assets;

•	Valuation of employee stock options;

Merrill Lynch 2005 Annual Report

•	Insurance reserves and recovery of insurance deferred acquisition costs; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.
Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 to the Consolidated Financial Statements.
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
New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark-to-market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. At the inception of the contract, unrealized gains for these instruments are not recognized unless significant inputs to the valuation model are observable in the market.
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
Valuation adjustments are an integral component of the mark-to-market process and may be taken where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires adjustment to the values derived by the pricing models.
Because valuation may involve significant estimation where readily observable prices are not available, a categorization of Merrill Lynch’s financial instruments based on liquidity of the instrument and the amount of estimation required in determining its value as recorded in the Consolidated Financial Statements is provided below. In preparing the categorization, certain estimates have been made regarding the allocation of netting adjustments permitted under FASB Interpretation No. (“FIN”) 39, Offsetting of Amounts Related to Certain Contracts, and other adjustments.
Assets and liabilities recorded on the Consolidated Balance Sheets can be broadly categorized as follows:
Category 1. Highly liquid cash and derivative instruments, primarily carried at fair value, for which quoted market prices are readily available (for example, exchange-traded equity securities, certain listed options, and U.S. Government securities).
Category 2. Liquid instruments, primarily carried at fair value, including:
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

Category 3. Less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments, long-dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt and commodity derivatives, such as long-dated options on gas and power and weather derivatives).
At December 30, 2005 and December 31, 2004, certain assets and liabilities on the Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)
2005	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$56,556	$63,344	$2,594	$122,494
Contractual agreements	5,008	18,177	3,031	26,216
Investment securities	6,115	54,805	8,353	69,273
Liabilities
Trading liabilities, excluding contractual agreements	$48,688	$11,248	$242	$60,178
Contractual agreements	4,623	17,490	6,642	28,755

2004

Assets
Trading assets, excluding contractual agreements	$72,272	$63,714	$2,716	$138,702
Contractual agreements	5,240	27,137	3,498	35,875
Investment securities	7,868	64,142	6,450	78,460
Liabilities
Trading liabilities, excluding contractual agreements	$51,763	$10,827	$1,269	$63,859
Contractual agreements	5,090	26,387	4,257	35,734

In addition, other trading-related assets recorded in the Consolidated Balance Sheets at year-end 2005 and 2004 include $255.5 billion and $173.4 billion, respectively, of receivables under resale agreements and receivables under securities borrowed transactions. Trading-related liabilities recorded in the Consolidated Balance Sheets at year-end 2005 and 2004 include $217.5 billion and $176.1 billion, respectively, of payables under repurchase agreements and payables under securities loaned transactions. These securities financing transactions are recorded at their contractual amounts, which approximate fair value, and for which little or no estimation is required by management.
Litigation
Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. See Note 12 to the Consolidated Financial Statements and Other Information (Unaudited) – Legal Proceedings for further information.
Variable Interest Entities
In the normal course of business, Merrill Lynch enters into a variety of transactions with VIEs. The applicable accounting guidance requires Merrill Lynch to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether it is the primary beneficiary of the VIE and therefore must consolidate the VIE. In performing this analysis, Merrill Lynch makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is generally not required subsequent to the initial assessment. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by Merrill Lynch. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.

Merrill Lynch 2005 Annual Report

Income Taxes
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 is expected to be completed in 2006. There are carryback claims from these years of approximately $250 million to $300 million, which will undergo Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch is taking steps to file a request for reinvestigation of this assessment, including seeking clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.
Business Environment(1)
Global financial market conditions improved during 2005, despite rising U.S. short-term interest rates and energy prices. Non-U.S. stock markets outperformed those of the United States. The U.S. dollar strengthened against most major currencies, hitting two-year highs against the euro and the yen. Fixed income markets remained active, and the yield curve flattened throughout the year, at times becoming inverted. Long-term interest rates, as measured by the yield on the 10-year U.S. Treasury bond, began 2005 at 4.22% and moved as low as 3.89% by mid-year, only to rebound and end the year at 4.39%. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate eight times during the year from 2.25% to 4.25%.
In 2005, U.S. equity markets did not perform as well as the rest of the world. Major U.S. equity indices declined during the first half of the year but recovered this decline during the second half of 2005. The Dow Jones Industrial Average ended the year essentially unchanged from 2004. Both the Standard & Poor’s 500 Index and the Nasdaq Composite Index finished the year with modest gains of 3% and 1%, respectively.
Global equity indices rallied in the latter part of the year, primarily due to strong economic growth and rising corporate profits. The Dow Jones World Index, excluding the United States, rose 14% during the year. European stocks performed particularly well in 2005 as the Dow Jones Stoxx 50 index and the FTSE 100 index rose 21% and 17%, respectively. As a result of surging oil prices, the best performances in Western Europe were those of Norway and Austria, as Norway’s OSE All Share index and Austria’s ATX index grew 52% and 51%, respectively. In Eastern Europe, Russia’s benchmark index rose 63% also due to escalating oil and gas prices. Japan’s economic recovery led to a 40% rise in the Nikkei Stock Average, making it one of the top-performing markets. The Dow Jones Asia-Pacific index rose 22% led by South Korea, India and Japan. Emerging markets maintained their strong performances as Brazil’s Bovespa Index rose 28% and Mexico’s Bolsa Index rose 38% for the year.
U.S. Equity trading volumes for 2005 were generally higher than 2004. On the NYSE both the dollar volume of shares and the number of shares increased compared to the prior year. On the Nasdaq, the dollar volume of shares rose, while the number of shares declined compared to 2004. U.S. equity market volatility declined compared to prior year levels as measured by the VIX and QQV volatility indices.
In 2005, global debt and equity underwriting volumes increased to $6.5 trillion, up 13% for the year. Despite the rise in short-term interest rates during the year, debt issuances increased by 14% to $6.0 trillion. Global debt underwriting fees were $5.0 billion, down 23% from year-ago levels, while global equity underwriting fees declined by 7% to $8.8 billion. The value of Global Initial Public Offerings (“IPOs”) increased by 18% as non-U.S. regions outperformed the United States.
Global merger and acquisition activity increased significantly with the total value of announced deals rising 39% to $2.7 trillion, making 2005 the most active year since 2000. In the United States, the value of announced deals rose 33% to $1.1 trillion for the year. The total value of global completed merger and acquisition activity was $2.2 trillion, 35% higher than 2004. In the United States, the value of completed deals rose 14% to $887 billion.

Merrill Lynch continually evaluates its businesses for profitability, performance, and client service to ensure alignment with its long-term strategic objectives under varying market and competitive conditions. The strategy of maintaining long-term client relationships, closely monitoring costs and risks, diversifying revenue sources, and growing fee-based and recurring revenues all continue as objectives to mitigate the effects of a volatile market environment on Merrill Lynch’s business as a whole.
(1) Debt and equity underwriting and merger and acquisition statistics were obtained from Thomson Financial Securities Data.
Results of Operations

(dollars in millions, except per share amounts)	2005	2004	2003

Net revenues
Asset management and portfolio service fees	$6,031	$5,440	$4,698
Commissions	5,371	4,874	4,299
Investment banking	3,594	3,268	2,643
Principal transactions	3,583	2,248	3,065
Revenues from consolidated investments	438	346	70
Other	2,195	1,454	1,492

Subtotal	21,212	17,630	16,267
Interest and dividend revenues	26,571	14,989	11,657
Less interest expense	21,774	10,560	8,024

Net interest profit	4,797	4,429	3,633

Total net revenues	26,009	22,059	19,900

Non-interest expenses
Compensation and benefits	12,441	10,663	9,886
Communications and technology	1,608	1,461	1,457
Occupancy and related depreciation	938	893	889
Brokerage, clearing, and exchange fees	842	773	676
Professional fees	727	715	598
Advertising and market development	599	533	429
Expenses of consolidated investments	258	231	68
Office supplies and postage	210	203	197
Other	1,155	751	627
Net recoveries related to September 11	–	–	(147)

Total non-interest expenses	18,778	16,223	14,680

Earnings before income taxes	$7,231	$5,836	$5,220

Net earnings	$5,116	$4,436	$3,836

Earnings per common share
Basic	$5.66	$4.81	$4.22
Diluted	5.16	4.38	3.87

Return on average common stockholders’ equity	16.0%	14.9%	14.8%

Pre-tax profit margin	27.8%	26.5%	26.2%

Compensation and benefits as a percentage of net revenues	47.8%	48.3%	49.7%
Non-compensation expenses as a percentage of net revenues	24.4%	25.2%	24.1%
Book value per share	$35.82	$32.99	$29.96

Consolidated Results of Operations
Merrill Lynch’s net earnings per diluted share were a record $5.16 in 2005 compared to $4.38 in 2004. Net earnings were a record $5.1 billion in 2005, up 15% from 2004 on net revenues of $26.0 billion, which increased 18% from 2004. Net earnings in 2004 were $4.4 billion, up 16% from $3.8 billion in 2003. Net earnings in 2003 included $91 million of after-tax September 11-related net insurance recoveries ($147 million pre-tax) and after-tax net benefits from restructuring and other charges of $3 million ($20 million of pre-tax expense). The 2005 results reflect the impact of a litigation-related subsequent event as described in Note 2 to the Consolidated Financial Statements.
In 2005, the return on average common stockholders’ equity was 16.0%, and the pre-tax profit margin was a record 27.8%. In 2004, the return on average common stockholders’ equity was 14.9%, and the pre-tax profit margin was 26.5%. In 2003, the return on average common stockholders’ equity was 14.8%, and the pre-tax profit margin was 26.2%.

Merrill Lynch 2005 Annual Report

The following chart illustrates the composition of net revenues by category in 2005:

Asset management and portfolio service fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts and institutional money management arrangements, (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $6.0 billion, up 11% from 2004. The increase in portfolio service fees reflects the impact of net inflows into asset-priced accounts, and the increase in asset management fees reflects the impact of net inflows of higher-yielding assets as well as higher equity market values.
Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $5.4 billion, up 10% from 2004, due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds.
Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities, fixed income securities, including government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $3.6 billion, 59% higher than a year ago, due primarily to increased revenues from trading of debt and equity products, as well as the addition of the commodities business, which was acquired in November 2004.
Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. Net interest profit was $4.8 billion, up 8% from 2004, due primarily to the impact of rising short-term interest rates on deposit spreads earned.
Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $3.6 billion, up 10% from 2004, driven primarily by increased merger and acquisition advisory revenues as well as higher debt origination fees.
Revenues from consolidated investments include revenues from consolidated investments which are less than 100% owned. Revenues from consolidated investments were $438 million, up from $346 million in 2004, reflecting higher investment gains.
Other revenues include realized investment gains and losses, equity income from unconsolidated subsidiaries, distributions on cost method investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, gains related to the sale of mortgages, write-downs of certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $2.2 billion in 2005, up from $1.5 billion in 2004 due primarily to revenues of $541 million in the principal investing and private equity businesses. This amount excludes revenues from consolidated investments. These revenues included fair value adjustments resulting from the recapitalization of equity investments and the sale through an IPO of an equity investment. These revenues were partially offset by lower gains on the sales of mortgages as compared to a year ago.

Net revenues in 2004 were $22.1 billion, 11% higher than in 2003. Asset management and portfolio service fees in 2004 were $5.4 billion, up 16%, due primarily to higher portfolio service fees arising from higher average equity market values in 2004, increased investment and fund management fees and an increased proportion of higher yielding assets. Commission revenues in 2004 were $4.9 billion, up 13% due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds. Principal transactions revenues in 2004 decreased 27%, to $2.2 billion, due to significantly lower debt and debt derivatives trading revenues as compared to 2003, which benefited from a more favorable interest rate and credit environment. Net interest profit in 2004 was $4.4 billion, up 22% due primarily to increased secured lending activity and increases in short-term interest rates, partially offset by increased credit provisions related to small- and middle-market lending in GPC. Investment banking revenues of $3.3 billion in 2004 increased 24% from 2003 due to increased transaction volumes as market conditions improved. Revenues from consolidated investments were $346 million, up from $70 million in 2003 reflecting the full-year impact of entities consolidated in late 2003, as well as the impact of entities consolidated in 2004.
Compensation and benefits expenses were $12.4 billion in 2005, up 17% from a year-ago, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 47.8% of net revenues for 2005, as compared to 48.3% a year ago. The compensation ratio depends on the absolute level of net revenues, the business mix underlying those revenues and industry compensation trends.
Non-compensation expenses were $6.3 billion in 2005, up 14% from 2004. Communications and technology costs were $1.6 billion, up 10%, due primarily to higher system consulting costs related to investments for growth, including acquisitions, and higher market information and communications costs. Advertising and market development expenses were $599 million, up 12% from 2004, due primarily to higher travel expenses associated with increased activity levels and increased sales promotion and advertising costs. Other expenses were $1,155 million, up from $751 million in 2004, primarily reflecting higher litigation provisions.
Compensation and benefits expenses were $10.7 billion in 2004, an increase of 8% from 2003. The increase was due primarily to higher incentive compensation expenses resulting from increased net revenues and increased staffing levels. Compensation and benefits expenses were 48.3% of net revenues in 2004, compared to 49.7% of net revenues in 2003.
Non-compensation expenses were $5.6 billion in 2004, 16% higher than 2003. Brokerage, clearing and exchange fees were $773 million in 2004, up 14% from 2003 due in part to the acquisition of a clearing business. Professional fees were $715 million in 2004, up 20% from 2003, due principally to higher legal, consulting and recruiting fees. Advertising and market development expenses were $533 million, up 24% from 2003, due primarily to increased travel expenses, sales promotion costs and deal-related expenses. Expenses of consolidated investments were $231 million, up from $68 million in 2003, reflecting the full-year impact of entities consolidated in late 2003 and entities consolidated in 2004. Other expenses were $751 million in 2004, up 20% from 2003, principally due to higher litigation provisions.
Income Taxes
Merrill Lynch’s 2005 income tax provision was $2.1 billion, representing a 29.2% effective tax rate compared with 24.0% in 2004. The 2005 effective tax rate increased from the prior year reflecting the net impact of the business mix, tax settlements, and the $97 million of tax expense ($113 million of tax expense recorded in the fourth quarter, less a $16 million tax benefit recorded in the second quarter) associated with the foreign earnings repatriation of $1.8 billion. The 2004 effective tax rate decreased from the 2003 rate of 26.5% and reflected the mix of U.S. and foreign-sourced income, and utilization and the reversal of the $281 million Japanese valuation allowance, primarily related to the Japan private client business that was restructured in 2001. Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Merrill Lynch assesses its ability to realize deferred tax assets within each jurisdiction, primarily based on a strong earnings history and other factors as discussed in SFAS No. 109, Accounting for Income Taxes. During the last 10 years, average annual pre-tax earnings were $3.7 billion. Accordingly, management believes that it is more likely than not that remaining deferred tax assets, net of the remaining related valuation allowance, will be realized. See Note 15 to the Consolidated Financial Statements for further information.
Business Segments
The following discussion provides details of the operating performance for each of Merrill Lynch’s three business segments, as well as details of products and services offered. The discussion also includes details of net revenues by segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

Merrill Lynch 2005 Annual Report

Merrill Lynch reports its results in three business segments: GMI, GPC, and MLIM. GMI provides full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM manages financial assets for individual, institutional and corporate clients.

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are reclassified to reflect reallocations of revenues and expenses that result from changes in Merrill Lynch’s business strategy and organizational structure. See Note 3 to the Consolidated Financial Statements for further information.
Global Markets and Investment Banking
GMI provides equity, debt and commodities trading, capital markets services, investment banking and advisory services to issuer and investor clients around the world. The Global Markets division combines the debt, equity and commodities sales and trading activities for investor clients, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients. Global Markets makes a market in securities, derivatives, currencies, and other financial instruments to satisfy client demands, and in connection with proprietary trading activities. Global Markets is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. Global Markets has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and related products. Further, Global Markets provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investments and private equity investing. Investment Banking raises capital for its clients through underwritings and private placements of equity, debt and related securities, and loan syndications. Investment Banking also offers advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.
Global Markets
Global Markets revenues are reported in two major categories, Debt Markets and Equity Markets, based on asset class. Global Markets’ business lines include the following:
Debt Markets
•
Global Credit, Real Estate and Structured Products Group – responsible on a global basis for asset-based lending, securitization and secured commercial real estate lending, collateralized mortgage obligations and asset-backed securities trading, and securitizations related to these transactions, as well as equity investments in real estate and other secured assets; and credit trading of money market instruments, investment grade debt, credit derivatives, structured credit products, syndicated loans, high-yield debt, distressed debt, and emerging markets debt;

•
Global Rates and Foreign Exchange Group – responsible on a global basis for sales and trading activities for interest rate derivatives, currency, complex options, United States government and other Federal agency securities, obligations of other sovereigns, municipal securities, pass-through mortgage obligations trading, and debt financial futures and options;

•
Global Commodities Group – responsible for energy and weather risk management, as well as marketing and trading of natural gas, power, oil, coal and other energy related products on a global basis; and

•
Debt Markets Strategic Risk Trading and Global Hybrid Exotics – responsible for strategic risk trading in Global Debt Markets, with a primary focus on interest rate and foreign exchange trading. This group is also focused on hybrid exotic capabilities, including structured product trading across all asset classes.

Equity Markets
•
Global Equity Trading Group – responsible for cash equity trading and trading activities in equity-linked derivatives, exchange-traded options, convertibles and financial futures on a global basis; also includes equity financing and services, including prime brokerage, stock loan, money manager services and clearing, settlement and custody functions; and

•	Global Private Equity – manages assets primarily for its own account and for that of certain investment partnerships of Merrill Lynch employees.
Investment Banking
GMI’s Global Investment Banking structure includes the following businesses:
•	Country/Sector Coverage – responsible for all origination and advisory activities, across countries and sectors, on behalf of issuer clients;

•	Corporate Finance – responsible for structured product capabilities, financial product development and commodities origination;

•	Equity Capital Markets – responsible for all capital related activities for issuer clients generated in the equity markets, including convertibles and equity derivative products;

•
Debt Capital Markets – responsible for all capital related activities for issuer clients generated in the high grade debt markets including derivative products, liability management, private placements, money markets, and structured transactions;

•	Leveraged Finance – responsible for all financing activities for non-investment grade issuer clients, including high yield bond and syndicated loans;

•	Mergers and Acquisitions – responsible for advising corporate clients regarding strategic alternatives, divestitures, mergers and acquisition activities; and

•	Executive Client Coverage Group – senior client relationship managers who focus exclusively on strengthening relationships and maximizing opportunities with key clients.
2005 Developments
GMI’s 2005 results included increased contributions from key areas of investment such as commodities, equity derivatives, principal investing, private equity, prime brokerage and investment banking coverage.
During 2005, GMI made key hires and substantial investments in technology to expand its trading capabilities and capitalize on opportunities and add to client revenue streams. GMI experienced solid revenue growth from these activities in 2005 and expects additional growth in 2006. Significant investments have also been made in the principal investing and private equity businesses, pursuant to which GMI both advises and invests alongside its clients. Investments have also been made to expand the technology infrastructure in prime brokerage and portfolio trading, which led to a greater share of the NYSE program trading volume in 2005. During the year, the commodity business expanded its scope by beginning to trade oil and coal, and commenced trading in Asia. In 2006, GMI will continue to execute to realize the potential on the investments made. In 2006, GMI plans to continue to broaden the scope of the commodities business in terms of product, geography, and linkage to the broader client franchise. In 2006, GMI also plans to focus on expanding its structured product capabilities to meet the needs of investors and for distribution through both proprietary and third-party retail channels globally. Additionally, GMI will continue to invest in mortgage finance and trading, municipals, prime brokerage and portfolio trading. GMI also will continue to focus on building its presence outside of the United States, especially in emerging markets where there is strong potential for future growth.
GMI completed the acquisition of the Chicago-based options, stock and futures clearing firm, Pax Clearing Corporation (“Pax Clearing”) in 2005. This transaction augmented the equity financing and services business and enhanced the quality of service provided to clients. GMI also fully integrated the 2004 purchase of an energy trading business. As a result, Merrill Lynch is now ranked as one of the top firms for trading and marketing natural gas and electric power. These investments have resulted in growth in the number of GMI employees in 2005, bringing in new expertise and adding scale in the asset classes and geographies targeted for growth.
In the fourth quarter of 2005, Merrill Lynch announced that it is increasing its stake in the joint venture, DSP Merrill Lynch, India’s leading investment bank, to further expand the capabilities of that platform and capitalize on the opportunities in that market. In addition, Merrill Lynch has taken steps towards establishing a joint venture with a domestic securities firm in China that will allow Merrill Lynch to participate in the ongoing development of the Chinese capital markets.

Merrill Lynch 2005 Annual Report

GMI’s Results of Operations

(dollars in millions)	2005	2004	2003

Global Markets
Debt	$6,324	$5,213	$5,051
Equity	4,381	3,036	2,845

Total Global Markets net revenues	10,705	8,249	7,896

Investment banking
Origination
Debt	1,330	1,135	846
Equity	952	1,001	715
Strategic Advisory Services	882	678	560

Total Investment Banking net revenues	3,164	2,814	2,121

Total net revenues	13,869	11,063	10,017

Non-interest expenses	8,841	7,194	6,246

Pre-tax earnings	$5,028	$3,869	$3,771

Pre-tax profit margin	36.3%	35.0%	37.6%
Total full-time employees	13,400	12,000	10,300

GMI’s 2005 net revenues were $13.9 billion, up 25% from the prior year, and pre-tax earnings increased 30% from 2004 to $5.0 billion. GMI’s pre-tax profit margin was 36.3%, up from 35.0% in the prior year. GMI’s growth in net revenues and pre-tax earnings were a result of increased revenues in all three of GMI’s major business lines – Debt Markets, Equity Markets and Investment Banking. Geographically, Europe contributed the most to the increases in net revenues and pre-tax earnings.
In 2004, GMI’s pre-tax earnings were $3.9 billion, 3% higher than in 2003, on net revenues that increased 10%, to $11.1 billion. During 2003, GMI recognized $155 million in September 11-related business interruption insurance recoveries for forgone pre-tax profits. These insurance reimbursements were recorded as reductions of non-interest expenses. GMI’s increased net revenues and pre-tax earnings in 2004 were due principally to strong revenue growth in investment banking, improved cash equity trading results, and growth in the global principal investments and secured financing business. Geographically, the United States and the Pacific Rim contributed to the increases in net revenues and pre-tax earnings.
A detailed discussion of GMI’s net revenues follows:
Debt Markets
Debt Markets net revenues include principal transactions and net interest profit (which should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on private equity investments made by non-broker dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. In 2005, Debt Markets net revenues of $6.3 billion increased 21% from 2004, as net revenues increased for all major products. The largest increase in net revenues was recorded by the global principal investing and secured finance business (which primarily includes principal investing in and financing of distressed assets and real estate, as well as mortgage and asset-backed securitization and trading activities), followed by the commodities business, which was acquired in 2004, and the trading of credit products. Debt Markets net revenues in 2005 included principal investing gains, including a single gain of approximately $152 million, which was recorded in other revenues on the Consolidated Statements of Earnings, primarily associated with the change in the fair value of an equity principal investment upon its recapitalization. Given the event-driven nature of many principal investments, revenue realization and trends in the principal investing business may be uneven. In addition, revenues from equity method investments were $104 million in 2005 compared to $220 million for 2004. This year-over-year reduction was due to the change in accounting treatment for an investment from the equity method to the cost method following the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence Through Other Means. Net revenues related to equity method investments are included in other revenues on the Consolidated Statements of Earnings.
In 2004, Debt Markets net revenues were $5.2 billion, 3% higher than 2003, driven primarily by increased revenues from the global principal investments and secured financing business, and the addition of the commodities trading business in late 2004. These increases were partially offset by lower revenues from credit products and interest rate trading compared to the strong 2003 results.

Equity Markets
Equity Markets net revenues include commissions, principal transactions and net interest profit, (which should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. Equity Markets net revenues of $4.4 billion increased 44% from 2004 driven by increased revenues from private equity, cash and equity-linked trading, and the equity financing and services business, which includes prime brokerage and clearing, and reflects the acquisition of Pax Clearing. During 2005, Merrill Lynch recognized approximately $443 million of revenues related to fair value adjustments on private equity investments, including adjustments resulting from the recapitalization of private equity investments and the sale through an IPO of a private equity investment. In addition, Equity Markets net revenues in 2005 included $321 million of revenues from equity method investments compared to $182 million during 2004.
In 2004, Equity Markets net revenues increased 7% from 2003 to $3.0 billion. This increase was due principally to higher revenues from the cash equity trading business, as trading volumes increased in 2004.
Investment Banking
Investment Banking net revenues increased 12% in 2005 to $3.2 billion as increased strategic advisory services and debt origination revenues were partially offset by lower equity origination revenues. Investment Banking net revenues increased 33% in 2004 to $2.8 billion, reflecting a more favorable environment and investments made to better position the origination effort in key industry sectors and regions.
Origination
Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.
Origination revenues in 2005 were $2.3 billion, up 7% from 2004, driven by higher debt underwriting revenues, which increased 17% from 2004, partially offset by equity underwriting revenues which declined 5% from 2004. The increase in debt origination revenues reflects higher revenues from syndicated lending activities as well as increased overall debt origination activity during the year. Total origination revenues were $2.1 billion in 2004, up 37% from 2003, reflecting increased debt and equity underwriting revenues. Debt origination revenues increased 34% from 2003, reflecting higher margin transactions and a favorable market environment for debt origination with narrowing credit spreads and low interest rates. Equity origination revenues increased 40% from 2003 due primarily to an increased volume of IPOs and a significant improvement in the market environment for equity origination.
Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $882 million in 2005, up 30% due to an increase in transaction volumes. In 2004, strategic advisory services revenues increased 21% to $678 million, as global completed mergers and acquisitions volume increased substantially and Merrill Lynch’s market share of completed transactions increased.
Global Private Client
GPC provides a full range of advice-based wealth management products and services to assist clients in managing all aspects of their financial profile through the Total MerrillSM platform. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and credit cards; trust and generational planning; retirement services; and insurance products. GPC serves individual investors and small- and middle-market corporations and institutions through approximately 15,160 FAs in over 700 offices around the world as of year-end 2005.
Advisory Division
Brokerage and advisory financial services are provided in the United States to GPC clients principally through the Financial Advisor network. Outside the United States, Merrill Lynch provides comprehensive brokerage and investment services and related products through a network of offices located in 26 countries. Banking and trust services, as well as asset management services, are also offered to private clients in many countries.
To be more responsive to client needs and enhance the quality of its clients’ experience, Merrill Lynch offers a multi-channel service model that more closely aligns its FAs with clients based on levels of investable assets. The Advisory Division’s FAs are focused primarily on clients with more than $100,000, but less than $10 million of investable assets. Private Wealth Advisors who have completed a rigorous accreditation program focus primarily on clients with more than $10 million of investable assets. GPC’s Financial Advisory Center, a team-based service platform with access by telephone and internet, is focused primarily on U.S. clients with less than $100,000 of investable assets. GPC also uses International Financial Advisory Centers to more effectively serve non-U.S. clients with lower levels of investable assets.

Merrill Lynch 2005 Annual Report

Merrill Lynch provides electronic brokerage services through Merrill Lynch Direct®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct® offers online equity and fixed income trading, mutual funds, access to Merrill Lynch and other research and a variety of online investing tools.
Individual clients access the full range of GPC brokerage and advisory services through the CMA® account. At the end of 2005, there were approximately 2.3 million CMA® accounts with aggregate assets of approximately $674 billion. Small- and medium-sized businesses obtain a wide range of securities account and cash management services through the Working Capital Management Account® (“WCMA account”) and related services. The WCMA account combines business checking, investment and electronic funds transfer services into one account for participating business clients. At the end of 2005, there were almost 111,000 WCMA accounts with aggregate assets of more than $116 billion.
To help align products and services to each client’s specific investment requirements and goals, GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced brokerage and investment advisory services and self-directed online accounts. Assets in GPC accounts totaled $1.5 trillion at December 30, 2005, an 8% increase from December 31, 2004, due primarily to market appreciation and, to a lesser extent, net new money.
Banking, Trust and Insurance Services
Through the Beyond Banking® account, a Merrill Lynch client in the United States has access to a special securities account product designed for everyday transactions, savings and cash management that combines Visa, check writing and ATM access with available advice and guidance. GPC also makes mortgage and small business loans to clients through Merrill Lynch’s banks.
GPC securities brokerage clients provide deposits to Merrill Lynch’s banking entities which are used by these entities for lending and investment activities. GPC also recognizes revenue from a number of different business lines including residential mortgage financing, small and mid-size business lending and securities based lending. GPC also sells life insurance and annuity products and provides personal trust, employee benefit trust and custodial services for its clients. These activities are conducted through various Merrill Lynch bank, trust and insurance subsidiaries and are more fully described in the Activities of Principal Subsidiaries section.
Retirement Services
The Merrill Lynch Retirement Group is responsible for approximately $363 billion in retirement assets for approximately 6.2 million individuals. This group provides a wide variety of investment and custodial services to individuals in the United States through Individual Retirement Accounts (“IRAs”) or through one of approximately 31,000 workplace-based retirement programs covered by the group. Merrill Lynch also provides investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include equity award and executive services, 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In addition, Merrill Lynch offers Merrill Lynch Advice Access®, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the Financial Advisory Center or through Merrill Lynch’s Benefits Online® website.
2005 Developments
GPC continued to focus on organic and inorganic growth initiatives during 2005, continuing to drive operating leverage through a strategy of revenue and product diversification, annuitization, client segmentation, growth in FA headcount, and investments to improve productivity. Over 1,000 FAs were added during 2005, and productivity per FA increased over 2004. The growth in FAs came through GPC’s recruiting efforts, its acquisition of The Advest Group, Inc., (“Advest”) and the continued low rate of turnover among GPC’s most productive FAs. GPC continues to make investments to carefully expand both within and outside the United States, where substantial opportunity for growth exists in a number of markets.
GPC continued to make progress in diversifying revenues by increasing fee-based and recurring revenue sources. Fee-based revenue and net interest profit and related hedges as a percentage of GPC’s total net revenues rose to 66% despite a year-over-year increase in transactional and origination revenues. GPC fee-based revenues from asset-priced and managed account products, including Merrill Lynch Consults® and Unlimited AdvantageSM, rose 11% in 2005.
The rollout of the Wealth Management Technology Platform (“WMTP”) to more than 23,000 U.S. users, including FAs, Client Associates, and the Financial Advisory Center’s Investor Services Advisors, commenced in 2004 and was substantially completed in 2005. WMTP is a fully integrated workstation that incorporates a comprehensive suite of market data and financial planning tools. This deployment resulted in higher infrastructure expense in 2005 and is expected to similarly impact future periods.

In 2005, Merrill Lynch completed its acquisition of the U.S. retirement business of AMVESCAP Plc; entered into a definitive agreement to establish a private banking and wealth management joint venture in Japan with Mitsubishi UFJ Financial Group; and completed its acquisition of Advest for approximately $400 million.
GPC’s Results of Operations

(dollars in millions)	2005	2004	2003

Fee-based revenues	$5,340	$4,801	$4,068
Transactional and origination revenues	3,311	3,293	3,042
Net interest profit and related hedges(1)	1,801	1,293	1,301
Other revenues	312	440	487

Total net revenues	10,764	9,827	8,898

Non-interest expenses	8,587	7,954	7,369

Pre-tax earnings	$2,177	$1,873	$1,529

Pre-tax profit margin	20.2%	19.1%	17.2%
Total full-time employees	33,000	31,000	30,200
Total Financial Advisors	15,160	14,140	13,530

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Consolidated Statements of Earnings.
GPC generated $2.2 billion of pre-tax earnings in 2005, up 16% from 2004 on net revenues that increased 10% to $10.8 billion. Compared with 2004, higher asset values and strong annuitized net asset inflows led to increased fee-based revenues, which were supplemented by higher net interest profit and partially offset by lower mortgage-related revenues. The pre-tax margin was 20.2% compared to 19.1% in 2004. Non-interest expenses were 8% higher, principally reflecting increased compensation costs associated with higher revenues and growth in FA headcount.
GPC’s 2004 pre-tax earnings were $1.9 billion, up 22% compared to 2003, on net revenues that increased 10% to $9.8 billion. GPC’s 2004 pre-tax profit margin of 19.1% increased from 17.2% in 2003 and was driven by increased net revenues and expense discipline. Higher asset values and annuitized asset flows drove an 18% increase in fee-based revenues, and a more active market environment led to growth in GPC’s transactional and origination revenues.
Total assets in GPC accounts increased 8% from 2004, to $1.5 trillion. Net inflows into annuitized products rose 25% from 2004 to $44.6 billion, and total net new money was $46.2 billion in 2005, up 94% from 2004.
Fee-based Revenues
Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value, such as Merrill Lynch Consults®, a separate account product, and Unlimited AdvantageSM, as well as fees from insurance products, taxable and tax-exempt money market funds, and alternative investment products. Also included in fee-based revenues are fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.
GPC generated $5.3 billion of fee-based revenues in 2005, up 11% from 2004. This increase reflected growth in client assets due to higher market valuations and annuitized net asset inflows. This asset growth resulted in higher portfolio service fees and increased distribution fees related to mutual fund sales. In 2004, fee-based revenues totaled $4.8 billion, up 18% from 2003, reflecting market-driven increases in asset levels, higher portfolio service fees, and increased distribution fees related to mutual fund sales.
The value of assets in GPC accounts and assets in asset-priced accounts at year-end 2005, 2004, and 2003 follows. Assets in asset-priced accounts are those assets in clients’ brokerage accounts for which fees are determined based on the value of assets in the account.

(dollars in billions)	2005	2004	2003

Assets in GPC accounts
U.S.	$1,356	$1,244	$1,164
Non-U.S.	117	115	103

Total	$1,473	$1,359	$1,267

Assets in asset-priced accounts	$284	$257	$226
As a percentage of total assets in GPC accounts	19.3%	18.9%	17.8%

Merrill Lynch 2005 Annual Report

Transactional and Origination Revenues
Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, insurance products, and mutual funds. Also included are principal transactions revenues which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues which include selling concessions on newly issued debt and equity securities, including shares of closed-end funds.
Transactional and origination revenues were $3.3 billion in 2005, essentially unchanged from 2004 as a marginal increase in transaction-related revenues was offset by lower origination revenues. In 2004, transactional and origination revenues totaled $3.3 billion, up 8% from 2003, primarily reflecting increased transactions resulting from more active markets. Increased commissions revenues on equity securities and insurance products and higher equity new issue revenues were the largest contributors.
Net Interest Profit and Related Hedges
Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.
GPC’s net interest profit and related hedges were $1.8 billion in 2005, up 39% from 2004. This increase primarily reflects higher margins on deposits resulting from rising short-term interest rates and lower provisions associated with the small- and middle-market business loan portfolio. GPC’s net interest profit and related hedges were $1.3 billion in 2004, down 1% from 2003. Higher net interest revenues resulting from increases in short-term interest rates were more than offset by increased credit provisions associated with secured business loans extended to small- and middle-market businesses.
Other Revenues
GPC’s other revenues were $312 million in 2005, down from $440 million in 2004 on lower mortgage-related revenues which were driven in part by lower variable rate mortgage originations. Other revenues in 2004 were down 10% from 2003, also reflecting lower mortgage lending-related revenue.
Merrill Lynch Investment Managers
MLIM and its affiliates are among the world’s largest asset managers with approximately $539 billion of assets under management at the end of 2005. Firmwide assets under management, including $5 billion of assets managed by GPC, totaled approximately $544 billion.
With portfolio managers located in the United States, the United Kingdom, Japan and Australia, MLIM manages a wide array of taxable and tax-exempt fixed-income, equity and balanced mutual funds and segregated accounts for a diverse global clientele, as well as a wide assortment of index-based equity and alternative investment products.
MLIM’s clients include institutions, pension funds, high-net-worth individuals and retail investors. MLIM’s product distribution is managed through five channels: proprietary retail (GPC); Americas non-proprietary retail; Americas institutional; EMEA Pacific third-party retail; and EMEA Pacific institutional. MLIM also distributes certain of its products through GMI. MLIM maintains a significant sales and marketing presence both inside and outside the United States that is focused on acquiring and maintaining institutional investment management relationships by marketing its services to institutional investors both directly and through pension consultants, and establishing third-party distribution relationships.
At the end of 2005, MLIM provided global advisory services for mutual funds, unit investment trusts and other non-U.S. equivalent products totaling approximately $245 billion. MLIM’s non-U.S. mutual fund ranges are based in a number of domiciles and cover a range of asset classes, including cash, fixed income and equities. In the United States, the primary retail offering is the Merrill Lynch family of funds. The primary retail fund range offered outside the United States is Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 30 jurisdictions worldwide.
MLIM manages separate accounts for high-net-worth retail investors as well as assets for governments, pension funds, endowments and other institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets. At the end of 2005, MLIM managed a total of approximately $44 billion in separate accounts and $250 billion in institutional accounts.
MLIM also offers a wide assortment of alternative investment products such as structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds of funds, managed futures funds and exchange traded funds. These products are sold to both U.S. and non-U.S. high-net-worth retail and institutional investors. At the end of 2005, assets under management included approximately $13.8 billion of client capital committed to, and approximately $10.6 billion invested in, alternative investment products.

2005 Developments
During 2005, MLIM continued with its strategy of maintaining strong investment performance to drive sales globally. MLIM is committed to increasing sales in both its proprietary and non-proprietary channels in the United States. On February 15, 2006, Merrill Lynch announced that it had reached an agreement to combine MLIM with BlackRock in exchange for an economic interest in the combined investment management firm of 49.8%. Refer to Note 2 to the Consolidated Financial Statements for further information.
MLIM continued to focus on driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses. Current industry standards typically measure investment results for institutional accounts against a benchmark (such as the S&P 500 Index) and investment results for retail mutual funds against competitor results ranked by quartile within investment category as reported by third-party organizations, such as Lipper or Standard & Poor’s. More than 70% of MLIM’s global assets under management were above benchmark or category median for the 3- and 5-year periods ending December 2005.
In September 2005, MLIM acquired the pension business of Royal Philips Electronics (“Philips”), adding approximately $18 billion to its assets under management.
MLIM’s Results of Operations

(dollars in millions)	2005	2004	2003

Asset management fees	$1,573	$1,413	$1,233
Commissions	105	116	132
Other revenues	129	51	(3)

Total net revenues	1,807	1,580	1,362

Non-interest expenses	1,221	1,120	1,101

Pre-tax earnings	$586	$460	$261

Pre-tax profit margin	32.4%	29.1%	19.2%
Total full-time employees	2,600	2,500	2,600

MLIM’s 2005 net revenues were $1.8 billion, up 14% from 2004, due primarily to higher average long-term asset values as well as increases in performance fees and an improvement in the fee profile of assets under management. Pre-tax earnings were $586 million, up 27% from 2004, driven principally by higher net revenues and continued expense discipline as non-compensation expenses were essentially unchanged from 2004. MLIM’s pre-tax profit margin was 32.4% in 2005, up from 29.1% in 2004.
Pre-tax earnings for MLIM were $460 million in 2004, up 76% from 2003. Net revenues grew 16%, to $1.6 billion, due primarily to increased asset values related to market appreciation, as well as the positive impact of currency translation. As short-term interest rates increased, investors moved assets out of retail money market funds to higher-yielding products. MLIM’s pre-tax profit margin was 29.1% in 2004, up from 19.2% in 2003, reflecting continued expense discipline, as non-interest expenses increased only 2% from 2003.
Asset Management Fees
Asset management fees primarily consist of fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets. Asset management fees also include performance fees, which are generated in some cases by separately managed accounts and institutional money management arrangements.
Asset management fees were $1.6 billion, up 11% from 2004 due to higher average equity market values and an improvement in the fee profile of assets under management. In 2004, asset management fees were $1.4 billion, up 15% from 2003 as average asset values increased and the fee profile of assets under management improved.
Firmwide assets under management for each of the last three years were comprised of the following:

(dollars in billions)	2005	2004	2003

Assets Under Management
Institutional	$250	$240	$253
Retail	245	218	207
Separate Accounts(1)	49	43	40

Total	$544	$501	$500

(1)	Represents segregated portfolios for individuals, small corporations, and institutions and includes $5 billion of accounts managed by GPC in 2005 and 2004.

Merrill Lynch 2005 Annual Report

At the end of 2005, firmwide assets under management totaled $544 billion, with $539 billion managed by MLIM and its affiliates and $5 billion managed by GPC. Compared with 2004, firmwide assets under management increased 9%, due principally to positive market movement, the addition of $18 billion of assets from the acquisition of Philips’ pension business, and net new money inflows of $5 billion.
An analysis of changes in firmwide assets under management from year-end 2004 to 2005 is as follows:

		Net Changes Due To
	Year-end		Asset		Year-end
(dollars in billions)	2004(1)	New Money	Appreciation	Other(2)	2005(1)

Assets Under Management	$501	$5	$33	$5	$544

(1)	Includes $5 billion of assets managed by GPC.
(2)	Includes $18 billion of new assets from the acquisition of Philips’ pension business, the impact of foreign exchange movement, reinvested dividends and other changes.
Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds, and the CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commission revenues were $105 million in 2005, down 9% from 2004. Commission revenues declined to $116 million in 2004, down 12% from 2003. These reductions reflect the decline over time in sales of rear-load shares.

Other Revenues
Other revenues primarily include net interest profit, investment gains and losses and revenues from consolidated investments. Other revenues totaled $129 million in 2005, up from $51 million in 2004 reflecting increased investment gains. Other revenues in 2003 were $(3) million and included investment losses.
Consolidated Balance Sheets
Overview
Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheets. The following table summarizes the year-end and average balance sheets for 2005 and 2004:

(dollars in billions)	Dec. 30, 2005	2005 Average(1)	Dec. 31, 2004	2004 Average(1)

Assets
Trading-Related
Securities financing assets	$272.3	$268.3	$185.3	$181.5
Trading assets	148.7	182.9	174.6	157.0
Other trading-related receivables	54.3	60.9	51.8	46.4

	475.3	512.1	411.7	384.9

Non-Trading-Related
Cash	26.5	38.7	38.6	24.5
Investment securities	69.3	71.2	78.5	82.6
Loans, notes, and mortgages, net	66.0	60.6	53.3	54.8
Other non-trading assets	43.9	47.8	46.0	42.9

	205.7	218.3	216.4	204.8

Total assets	$681.0	$730.4	$628.1	$589.7

Liabilities
Trading-Related
Securities financing liabilities	$234.3	$272.7	$188.0	$186.8
Trading liabilities	88.9	105.7	99.6	93.2
Other trading-related payables	56.9	63.8	56.0	51.2

	380.1	442.2	343.6	331.2

Non-Trading-Related
Commercial paper and other short-term borrowings	3.9	6.5	4.0	5.8
Deposits	80.0	79.2	79.7	77.8
Long-term borrowings	132.4	122.4	119.5	100.3
Long-term debt issued to TOPrSSM partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	45.9	43.8	46.8	41.8

	265.3	255.0	253.1	228.8

Total liabilities	645.4	697.2	596.7	560.0

Total stockholders’ equity	35.6	33.2	31.4	29.7

Total liabilities and stockholders’ equity	$681.0	$730.4	$628.1	$589.7

(1)
Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

The discussion that follows analyzes the changes in year-end financial statement balances and yearly average balances of the major asset and liability categories.
Trading-Related Assets and Liabilities
Trading-related balances primarily consist of securities financing transactions, trading assets and liabilities, and certain interest receivable/payable balances that result from trading activities. At December 30, 2005, total trading-related assets and liabilities were $475.3 billion and $380.1 billion, respectively. Average trading-related assets and liabilities for 2005 were $512.1 billion and $442.2 billion, respectively.
The increases in trading-related assets and liabilities in 2005 primarily reflect higher levels of securities financing activity, which includes increased client matched-book transactions. Merrill Lynch continued to expand its prime brokerage businesses during the year, which resulted in increases in securities financing transactions and other trading-related receivables.
Although trading-related balances comprise a significant portion of the Consolidated Balance Sheets, the magnitude of these balances does not necessarily result in an increase in risk. The market and credit risks associated with trading-related balances are

Merrill Lynch 2005 Annual Report

mitigated through various hedging strategies, as discussed in the following section. See Note 6 to the Consolidated Financial Statements for descriptions of market and credit risks.
Merrill Lynch reduces a significant portion of the credit risk associated with trading-related assets by requiring counterparties to post cash or securities as collateral in accordance with collateral maintenance policies. Conversely, Merrill Lynch may be required to post cash or securities to counterparties in accordance with similar policies.
Securities Financing Transactions
Securities financing transactions include resale and repurchase agreements, securities borrowed and loaned transactions, securities received as collateral, and obligations to return securities received as collateral. Repurchase agreements and, to a lesser extent, securities loaned transactions are used to fund a portion of trading assets. Likewise, Merrill Lynch uses resale agreements and securities borrowed transactions to obtain the securities needed for delivery on short positions. These transactions are typically short-term in nature, with a significant portion entered into on an overnight or open basis.
Merrill Lynch also enters into these transactions to meet clients’ needs, which are known as matched-book transactions. These matched-book repurchase and resale agreements or securities borrowed and loaned transactions are entered into with different clients using the same underlying securities, generating a spread between the interest revenue on the resale agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Exposures on these transactions are limited by collateral maintenance policies and the typically short-term nature of the transactions.
Securities financing assets at 2005 year-end were $272.3 billion, up 47% from 2004 year-end, and securities financing liabilities were $234.3 billion at 2005 year-end, up 25% from year-end 2004. Average securities financing assets in 2005 were $268.3 billion, up 48% from the 2004 average. Average securities financing liabilities in 2005 were $272.7 billion, up 46% from the 2004 average.
Trading Assets and Liabilities
Trading inventory principally represents securities purchased (“long positions”), securities sold but not yet purchased (“short positions”), the fair value of derivative contracts, and commodities and related contracts. See Note 1 to the Consolidated Financial Statements for related accounting policies. These positions primarily arise from market-making, hedging, and proprietary activities.
Merrill Lynch acts as a market maker in a wide range of securities, resulting in a significant amount of trading inventory that is required to facilitate client transaction flow. Merrill Lynch also maintains proprietary trading inventory in seeking to profit from existing or projected market opportunities.
Merrill Lynch uses both “cash instruments” (e.g., securities) and derivatives to manage trading inventory market risks. As a result of these hedging techniques, a significant portion of trading assets and liabilities represents hedges of other trading positions. Long positions in U.S. Government securities, for example, may be used to hedge short positions in interest rate futures contracts. These hedging techniques, which are generally initiated at the trading unit level, are supplemented by corporate risk management policies and procedures (see the Risk Management section for a description of risk management policies and procedures).
Trading assets at year-end 2005 were $148.7 billion, down 15% from 2004, and trading liabilities at year-end 2005 were $88.9 billion, down 11% from 2004. Average trading assets in 2005 were $182.9 billion, up 16% from the 2004 average. Average trading liabilities in 2005 were $105.7 billion, up 13% from the 2004 average.
Other Trading-Related Receivables and Payables
Securities trading may lead to various customer or broker-dealer receivable and payable balances. Broker-dealer receivable and payable balances may also result from recording trading inventory on a trade date basis. Certain receivable and payable balances also arise when customers or broker-dealers fail to pay for securities purchased or fail to deliver securities sold, respectively. These receivables are generally collateralized by the securities that the customer or broker-dealer purchased but did not receive. Customer receivables also include certain commodities transactions, margin loans and similar loan arrangements collateralized by customer-owned securities held by Merrill Lynch. Collateral policies significantly limit Merrill Lynch’s credit exposure to customers and broker-dealers. Merrill Lynch, in accordance with regulatory requirements, will sell securities that have not been paid for, or purchase securities sold but not delivered, after a relatively short period of time, or will require additional margin collateral, as necessary. These measures reduce market risk exposure related to these balances.
Interest receivable and payable balances related to trading inventory are principally short-term in nature. Interest balances for resale and repurchase agreements and securities borrowed and loaned transactions are considered when determining the collateral requirements related to these transactions.

Other trading-related receivables at year-end 2005 were $54.3 billion, up 5% from 2004, and other trading-related payables were $56.9 billion at year-end 2005, up 2% from 2004. Average other trading-related receivables in 2005 were $60.9 billion, up 31% from the 2004 average. Average other trading-related payables were $63.8 billion in 2005, up 25% from the 2004 average.
Non-Trading-Related Assets and Liabilities
Non-trading-related balances primarily consist of cash; investment securities; loans, notes, and mortgages; short- and long-term borrowings; and other non-trading assets and liabilities. At December 30, 2005, total non-trading-related assets and liabilities were $205.7 billion and $265.3 billion, respectively. Average non-trading-related assets for 2005 were $218.3 billion, and average non-trading-related liabilities were $255.0 billion.
Cash
Cash includes cash, cash equivalents and securities segregated for regulatory purposes or deposited with clearing organizations. Cash at year-end 2005 was $26.5 billion, down 31% from 2004. Average cash in 2005 was $38.7 billion, up 58% from the 2004 average.
Investment Securities
Investment securities principally consist of debt securities, including those that are held for investment and liquidity and collateral management purposes; equity securities; private equity investments, including investments in partnerships and joint ventures; and other investments.
Investment securities were $69.3 billion at year-end 2005, down 12% from 2004. Average investment securities were $71.2 billion in 2005, down 14% from the 2004 average. See Note 5 to the Consolidated Financial Statements for further information.
Loans, Notes, and Mortgages, net
Merrill Lynch’s portfolio of loans, notes, and mortgages includes corporate and institutional loans, residential and commercial mortgages, asset-based loans and other loans to individuals and other businesses. Merrill Lynch maintains collateral to mitigate risk of loss in the event of default on some of these extensions of credit in the form of securities, liens on real estate, perfected security interests in other assets of the borrower or other loan parties, and guarantees. Merrill Lynch also economically hedges certain portions of commercial loans by purchasing credit default swaps. Loans, notes, and mortgages were $66.0 billion at year-end 2005, up 24% from 2004 as a result of strong market demand driven by favorable borrower fundamentals and business growth. Average loans, notes, and mortgages in 2005 were $60.6 billion, up 11% from the 2004 average. These amounts do not include loans held for trading purposes, which are included in trading assets. See Note 8 to the Consolidated Financial Statements for additional information.
Short- and Long-Term Borrowings
Portions of trading and non-trading assets are funded through deposits, long-term borrowings, and commercial paper (see the Capital and Funding section for further information on funding sources).
Commercial paper and other short-term borrowings were $3.9 billion at 2005 year-end, down 2% from 2004 year-end. The average commercial paper and other short-term borrowings balance in 2005 was $6.5 billion, up 12% from the 2004 average. Deposits were $80.0 billion at 2005 year-end, essentially unchanged from 2004 year-end. Average deposits in 2005 were $79.2 billion, up 2% from the 2004 average. Long-term borrowings, including long-term debt issued to Trust Originated Preferred SecuritiesSM (“TOPrSSM”) partnerships, were $135.5 billion at year-end 2005, up 11% from 2004 year-end. Average long-term borrowings, including long-term debt issued to TOPrSSM partnerships, in 2005 were $125.5 billion, up 21% from the 2004 average. For capital management purposes, Merrill Lynch views TOPrSSM as a component of equity capital although the long-term debt issued to TOPrSSM partnerships is recorded as a liability for accounting purposes.
Major components of the changes in long-term borrowings, including long-term debt issued to TOPrSSM partnerships, for 2005 and 2004 are as follows:

(dollars in billions)	2005	2004

Beginning of year	$122.6	$88.4
Issuance and resale	49.7	50.5
Settlement and repurchase	(31.2)	(23.2)
Other(1)	(5.6)	6.9

End of year(2)	$135.5	$122.6

(1)	Primarily foreign exchange movements.
(2)	See Note 9 to the Consolidated Financial Statements for the long-term borrowings maturity schedule.

Merrill Lynch 2005 Annual Report

Total borrowings, which includes long-term borrowings, including long-term debt issued to TOPrSSM partnerships, and commercial paper and other short-term borrowings, outstanding at year-end 2005 and 2004 were issued in the following currencies:

(USD equivalent in millions)	2005		2004

USD	$86,080	61%	$80,068	63%
EUR	27,313	20	22,446	18
JPY	11,225	8	11,542	9
GBP	8,269	6	6,970	6
CAD	2,377	2	1,717	1
AUD	2,329	2	1,906	1
Other	1,810	1	1,935	2

Total	$139,403	100%	$126,584	100%

Other Non-Trading Assets and Liabilities
Other non-trading assets, which include separate accounts assets, equipment and facilities, goodwill and other intangible assets, other non-interest receivables ($13.9 billion in 2005 and $12.5 billion in 2004) and other assets, were $43.9 billion at year-end 2005, down 5% from 2004. Average other non-trading assets in 2005 were $47.8 billion, up 11% from the 2004 average. Separate accounts assets are related to Merrill Lynch’s insurance businesses and represent segregated funds that are invested for certain policyholders and other customers. The assets of each account are legally segregated and are generally not subject to claims that arise from any other business of Merrill Lynch.
Other non-trading liabilities, which include liabilities of insurance subsidiaries, separate accounts liabilities, and other non-interest payables ($26.8 billion in 2005 and $25.0 billion in 2004), were $45.9 billion at year-end 2005, down 2% from 2004. Average other non-trading liabilities were $43.8 billion in 2005, up 5% from the 2004 average. Separate accounts liabilities represent Merrill Lynch’s obligations to its customers related to separate accounts assets.
Stockholders’ Equity
Stockholders’ equity at December 30, 2005 was $35.6 billion, up 13% from December 31, 2004. This increase primarily resulted from net earnings, preferred stock issuances and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends.
At December 30, 2005, total common shares outstanding, excluding shares exchangeable into common stock, were 915.6 million, 1% lower than the 928.0 million shares outstanding at December 31, 2004. The decrease reflected common stock repurchases, partially offset by shares issued to employees.
Total shares exchangeable into common stock at year-end 2005 issued in connection with the 1998 merger with Midland Walwyn Inc., were 2.7 million, compared with 2.8 million at year-end 2004. For additional information, see Note 11 to the Consolidated Financial Statements.
Off Balance Sheet Arrangements
As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of December 30, 2005:

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Liquidity facilities with SPEs(1)	$25,871	$25,453	$397	$21	$–
Liquidity and default facilities with SPEs(2)	7,114	6,064	806	–	244
Residual value guarantees(3)	1,061	60	19	478	504
Standby letters of credit and other
guarantees(4)(5)(6)	3,291	1,313	384	886	708

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs.
(2)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit (“Conduit”) sponsored by Merrill Lynch.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $244 million of reimbursement agreements with the Mortgage 100SM program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.

Merrill Lynch provides guarantees to Special Purpose Entities (“SPEs”) in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities. The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs and the Conduit. To protect against declines in value of the assets held by the SPEs for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch generally economically hedges its exposure through derivative positions that principally offset the risk of loss of these guarantees. The residual value guarantees are related to leasing SPEs where either Merrill Lynch or a third-party is the lessee and reimbursement agreements issued in conjunction with sales of loans originated under its Mortgage 100SM program. Merrill Lynch also makes guarantees to counterparties in the form of standby letters of credit and, at December 30, 2005, held $487 million of marketable securities as collateral to secure these guarantees. In conjunction with certain principal-protected mutual funds and managed mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $164 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.
The amounts in the preceding table do not necessarily represent expected future cash flow requirements. Refer to Note 7 and Note 12 to the Consolidated Financial Statements for a further discussion of these arrangements.
Contractual Obligations and Commitments
Contractual Obligations
In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at December 30, 2005. Excluded from this table are obligations recorded on the Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, including contractual agreements, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Long-term borrowings(1)	$135,501	$22,771	$40,560	$37,669	$34,501
Operating lease commitments	3,348	569	1,036	814	929
Purchasing and other commitments	5,777	4,100	820	298	559

(1)	Includes long-term debt issued to TOPrSSM partnerships.
Merrill Lynch issues U.S. and non-U.S. dollar-denominated long-term borrowings with both variable and fixed interest rates, as part of its overall funding strategy. For further information on funding and long-term borrowings, see the Capital and Funding section and Note 9 to the Consolidated Financial Statements. In the normal course of business, Merrill Lynch enters into various noncancellable long-term operating lease agreements, various purchasing commitments, commitments to extend credit and other commitments. For detailed information regarding these commitments, see Note 12 to the Consolidated Financial Statements.
Commitments
At December 30, 2005, Merrill Lynch commitments had the following expirations:

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Commitments to extend credit	$67,137	$33,885	$9,754	$17,134	$6,364
Commitments to enter into resale agreements	3,478	3,459	19	–	–

Merrill Lynch 2005 Annual Report

Capital and Funding
The primary objectives of Merrill Lynch’s capital structure and funding policies are to support the successful execution of Merrill Lynch’s business strategies while ensuring:
•	sufficient equity capital to support existing businesses and future growth plans and

•	liquidity across market cycles and through periods of financial stress.
Capital
At December 30, 2005, equity capital, as defined by Merrill Lynch, was comprised of $32.9 billion of common equity, $2.7 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrSSM partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrSSM partnerships, net of related investments.
Merrill Lynch regularly reviews overall equity capital needs to ensure that its equity capital base can support the estimated risks and needs of its businesses, the regulatory and legal capital requirements of its subsidiaries, and standards pursuant to the CSE rules. Merrill Lynch determines the appropriateness of its equity capital composition, taking into account that its preferred stock and TOPrSSM are perpetual. In the event that capital is generated beyond estimated needs, Merrill Lynch returns capital to shareholders through share repurchases and dividends.
To determine equity capital needs to cover potential losses arising from market and credit risks, Merrill Lynch uses statistically based risk models, developed in conjunction with its risk management practices. Models and other tools used to estimate risks are continually modified as risk analytics are refined. The assumptions used in analytical models are reviewed regularly to ensure that they provide a reasonable and conservative assessment of risks to Merrill Lynch across a stress market cycle.
Merrill Lynch also assesses the need for equity capital to support business risks that may not be adequately measured through these risk models, such as legal and other operational risks. When deemed prudent or when required by regulations, Merrill Lynch purchases insurance to protect against some risks. Merrill Lynch also considers equity capital that may be required to support normal business growth and strategic initiatives.
Merrill Lynch’s capital adequacy planning also takes into account the regulatory environment in which Merrill Lynch operates. Many regulated businesses require various minimum levels of capital. See Note 16 to the Consolidated Financial Statements for further information. Merrill Lynch’s broker-dealer, banking, and insurance activities are subject to regulatory requirements that may restrict the free flow of funds to affiliates. Regulatory approval may be required for paying dividends in excess of certain established levels and making affiliated investments.
Merrill Lynch continued to grow its equity capital base in 2005 primarily through net earnings, additional preferred stock issuances and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends. Equity capital of $38.1 billion at December 30, 2005 was 12% higher than at December 31, 2004.
During 2005, Merrill Lynch issued $2.1 billion, net of underwriting fees, of floating and fixed rate, non-cumulative, perpetual preferred stock and at December 30, 2005, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) held approximately $100 million of Merrill Lynch preferred stock as a result of market-making activities. Refer to Note 11 to the Consolidated Financial Statements for additional information.
On April 18, 2005, the Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share. On January 18, 2006, the Board of Directors declared an additional 25% increase in the regular quarterly dividend to 25 cents per common share.
In 2004 and 2005, Merrill Lynch authorized three share repurchase programs to provide greater flexibility to return capital to shareholders. For the year ended December 31, 2004, Merrill Lynch repurchased a cumulative total of 54.0 million shares of common stock at a cost of $3.0 billion, completing the $2.0 billion repurchase program authorized in February 2004 and utilizing $968 million of the additional $2.0 billion repurchase program authorized in July 2004. For the year ended December 30, 2005, Merrill Lynch repurchased a cumulative total of 63.1 million shares of common stock at a cost of $3.7 billion, completing the $2.0 billion repurchase program authorized in July 2004 and utilizing $2.7 billion of the additional $4.0 billion repurchase program authorized in April 2005.
On February 26, 2006, the Finance Committee of the Board of Directors authorized an additional $6.0 billion repurchase program.

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the year ended December 30, 2005.

(dollars in millions, except per share amounts)			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program(1)	the Program

First Quarter 2005 (Jan. 1 – Apr. 1)
Capital Management Program	17,331,900	$59.52	17,331,900	$–
Employee Transactions(2)	4,531,473	59.48	N/A	N/A

Second Quarter 2005 (Apr. 2 – Jul. 1)
Capital Management Program	20,175,400	$54.48	20,175,400	$2,901
Employee Transactions(2)	960,678	54.62	N/A	N/A

Third Quarter 2005 (Jul. 2 – Sep. 30)
Capital Management Program	14,680,900	$58.26	14,680,900	$2,046
Employee Transactions(2)	648,178	58.61	N/A	N/A

Month #10 (Oct. 1 – Nov. 4)
Capital Management Program	4,130,000	$61.95	4,130,000	$1,790
Employee Transactions(2)	392,260	62.57	N/A	N/A
Month #11 (Nov. 5 – Dec. 2)
Capital Management Program	2,475,000	$67.32	2,475,000	$1,623
Employee Transactions(2)	144,814	66.69	N/A	N/A
Month #12 (Dec. 3 – Dec. 30)
Capital Management Program	4,275,000	$68.19	4,275,000	$1,332
Employee Transactions(2)	104,191	68.18	N/A	N/A

Fourth Quarter 2005 (Oct. 1 – Dec. 30)
Capital Management Program	10,880,000	$65.62	10,880,000	$1,332
Employee Transactions(2)	641,265	64.41	N/A	N/A

Full Year 2005 (Jan. 1 – Dec. 30)
Capital Management Program	63,068,200	$58.67	63,068,200	$1,332
Employee Transactions(2)	6,781,594	59.17	N/A	N/A

(1)
Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.

(2)
Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 to the Consolidated Financial Statements for additional information on these plans.

Major components of the changes in equity capital for 2005 and 2004 are as follows:

(dollars in millions)	2005	2004

Beginning of year	$33,914	$31,523
Net earnings	5,116	4,436
Issuance of preferred stock, net of redemptions and repurchases	2,043	205
Common and preferred stock dividends	(777)	(643)
Common stock repurchases	(3,700)	(2,968)
Net effect of employee stock transactions and other(1)	1,548	1,361

End of year	$38,144	$33,914

(1)	Includes effect of accumulated other comprehensive loss and other items.

Merrill Lynch 2005 Annual Report

Balance Sheet Leverage
Asset-to-equity leverage ratios are commonly used to assess a company’s capital adequacy. When assessing its capital adequacy, Merrill Lynch considers the risk profiles of the assets, the impact of hedging, off-balance sheet exposures, operational risk and other considerations. As leverage ratios are not risk sensitive, Merrill Lynch does not rely on them as a measure of capital adequacy.
Merrill Lynch believes that a leverage ratio adjusted to exclude certain assets considered to have low risk profiles and assets in customer accounts financed primarily by customer liabilities provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. Adjusted assets are calculated by reducing total assets by (1) securities financing transactions and securities received as collateral less trading liabilities net of contractual agreements and (2) segregated cash and securities and separate account assets.
The following table provides calculations of Merrill Lynch’s leverage ratios at December 30, 2005 and December 31, 2004:

(dollars in millions)	2005	2004

Total assets	$681,015	$628,098
Less: Receivables under resale agreements	163,021	78,853
Receivables under securities borrowed transactions	92,484	94,498
Securities received as collateral	16,808	11,903
Add: Trading liabilities, at fair value, excluding contractual agreements	60,178	63,859

Sub-total	468,880	506,703
Less: Segregated cash and securities balances	11,949	17,784
Separate account assets	16,185	18,641

Adjusted assets	440,746	470,278
Less: Goodwill and other intangible assets	6,035	6,162

Tangible adjusted assets	$434,711	$464,116

Stockholders’ equity	$35,600	$31,370
Long-term debt issued to TOPrSSM partnerships, net of related investments(1)	2,544	2,544

Equity capital	$38,144	$33,914
Tangible equity capital(2)	$32,109	$27,752
Leverage ratio(3)	17.9x	18.5x
Adjusted leverage ratio(4)	11.6x	13.9x
Tangible adjusted leverage ratio(5)	13.5x	16.7x

(1)
Due to the perpetual nature of TOPrSSM and other considerations, Merrill Lynch views the long-term debt issued to TOPrSSM partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrSSM partnerships is reported as a liability for accounting purposes. TOPrSSM related investments were $548 million at December 30, 2005 and December 31, 2004.

(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.
Funding
Liquidity Risk Management
Merrill Lynch seeks to assure liquidity across market cycles and through periods of financial stress. Merrill Lynch’s primary liquidity objective is to ensure that all unsecured debt obligations maturing within one year can be repaid without issuing new unsecured debt or requiring liquidation of business assets. Toward this goal, Merrill Lynch has established a set of liquidity practices that are outlined below. In addition, Merrill Lynch maintains a contingency funding plan that outlines actions that would be taken in the event of a funding disruption.
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

At December 30, 2005 and December 31, 2004, Merrill Lynch’s long-term capital was comprised of the following:

	December 30,	December 31,
(dollars in billions)	2005	2004

Equity capital	$38.1	$33.9
Long-term debt obligations(1)	99.3	89.2
Deposit liabilities(2)	69.9	73.7

Total long-term capital	$207.3	$196.8

(1)
Total long-term borrowings less (1) the current portion and (2) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.

(2)
Includes $60.2 billion and $9.7 billion of deposits in U.S. and non-U.S. banking subsidiaries, respectively, in 2005, and $65.4 billion and $8.3 billion of deposits, respectively, in 2004 that are considered by management to be long-term.

The following items are generally financed with long-term capital:
•
The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, goodwill and other intangible assets and fixed assets;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments; and

•	Portions of commitments to extend credit based on management’s estimate of the probability of drawdown.
At December 30, 2005, Merrill Lynch’s long-term capital sources of $207.3 billion exceeded Merrill Lynch’s estimated long-term capital requirements.
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
The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of December 30, 2005 (quarterly for two years and annually thereafter):

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

At December 30, 2005, senior debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co. totaled $124.6 billion. Except for the $2.3 billion of zero-coupon contingent convertible debt (Liquid Yield Option™ notes or “LYONs®") that were outstanding at December 30, 2005, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Included in its debt obligations are structured notes issued by Merrill Lynch with returns linked to other debt or equity securities, indices, or currencies. Merrill Lynch could be required to immediately settle certain structured note obligations for cash or other securities

Merrill Lynch 2005 Annual Report

under certain circumstances, which is taken into account for liquidity planning purposes. Merrill Lynch typically hedges these notes with positions in derivatives and/or in the underlying instruments.
Merrill Lynch’s bank subsidiaries that take deposits have liquidity policies as well as guidelines and practices in place aimed at ensuring sufficient liquidity is available at each bank to meet deposit obligations under stressed market conditions.
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
Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $18.0 billion and $14.9 billion at December 30, 2005 and December 31, 2004, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $7.4 billion and $6.9 billion at December 30, 2005 and December 31, 2004, respectively.
In addition to its liquidity portfolio and cash balances, Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. At December 30, 2005, unencumbered assets, including amounts that may be restricted, were in excess of $136 billion, including the carrying value of the liquidity portfolio and cash balances.
For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At December 30, 2005 and December 31, 2004, these short-term obligations are as follows.

	December 30,	December 31,
(dollars in billions)	2005	2004

Commercial paper and other short-term borrowings	$3.9	$4.0
Current portion of long-term borrowings	22.8	21.1

Total short-term obligations	$26.7	$25.1

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder at specified dates prior to maturity. Maturities of such borrowings are reported based on their put dates, rather than their contractual maturities. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
At December 30, 2005, Merrill Lynch’s liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.
In addition to the aforementioned sources of funding available to meet short-term obligations, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch replaced the unsecured bank facility that totaled $3.0 billion at December 31, 2004 with a new committed, multi-currency, unsecured bank credit facility that totaled $4.0 billion at December 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2006. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for a further year beyond the expiration date in June 2006. At December 30, 2005 there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.
In 2005, Merrill Lynch added two committed, secured credit facilities which totaled $5.5 billion at December 30, 2005. The facilities expire in May 2006 and December 2006 respectively. Both facilities include a one year term-out option that allows ML & Co. to extend borrowings under the facilities for a further year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 30, 2005 there were no borrowings outstanding under either facility.
In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at December 30, 2005 and December 31, 2004. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At December 30, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.

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
While Merrill Lynch concentrates excess funds at ML & Co., Merrill Lynch recognizes that regulatory restrictions may limit the free flow of funds from subsidiaries where assets are held to ML & Co. and also between subsidiaries. For example, a portion of deposits held by Merrill Lynch bank subsidiaries funds securities that can be sold or pledged to provide immediate liquidity for the banks. In addition, a portion of deposits are utilized to fund the long-term capital requirements of the banks. However, there are regulatory restrictions on the use of this liquidity for ML & Co. and non-bank affiliates of Merrill Lynch. Merrill Lynch takes these and other restrictions into consideration when evaluating the liquidity of individual legal entities and ML & Co. See Note 9 to the Consolidated Financial Statements for more information on borrowings.
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
Asset and Liability Management
Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve low cost financing and an appropriate liability maturity profile. The cost and availability of unsecured funding may be impacted by general market conditions or by matters specific to the financial services industry or Merrill Lynch.
Merrill Lynch uses derivative transactions to more closely match the duration of borrowings to the duration of the assets being funded, thereby enabling interest rate risk to be managed within limits set by the Global Liquidity and Risk Management Group (“GLRM”). Interest rate swaps also serve to adjust Merrill Lynch’s interest expense and effective borrowing rate principally to floating rate. Merrill Lynch also enters into currency swaps to hedge assets that are not financed through debt issuance in the same currency. Investments in subsidiaries in non-U.S. dollar currencies are also hedged in whole or in part to mitigate translation adjustments in the accumulated other comprehensive loss. See Notes 1 and 6 to the Consolidated Financial Statements for further information.
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
The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on February 27, 2006 are as follows. Rating agencies express outlooks from time to time on these ratings. Each of these ratings agencies describes its current outlook as stable, except for Standard & Poor’s whose outlook on ML & Co. was raised to positive from stable on January 23, 2006.

	Senior Debt	Preferred
Rating Agency	Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA–	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	A+	A–

Merrill Lynch 2005 Annual Report

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At December 30, 2005, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $360 million in the event of a one-notch downgrade and approximately $860 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.
Risk Management
Risk Management Philosophy
Risk-taking is integral to many of the core businesses in which Merrill Lynch operates. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of Merrill Lynch’s core businesses are responsible and accountable for management of the risks associated with their business activities. In addition, GLRM includes the independent control groups which manage market risk, credit risk, liquidity risk and operational risk, among other functions. GLRM falls under the management responsibility of the Deputy Chief Financial Officer and ultimately the Chief Financial Officer. Along with other control units these disciplines work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. To accomplish this, Merrill Lynch has established a risk management process, which includes:
•	A formal risk governance organization that defines the oversight process and its components;

•	A regular review of the risk management process by the Audit Committee of the Board of Directors (“the Audit Committee”);

•	Clearly defined risk management policies and procedures supported by a rigorous analytical framework;

•	Communication and coordination among the business, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

•
Clearly articulated risk tolerance levels as defined by the ROC, which are regularly reviewed to ensure that Merrill Lynch’s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

The risk management and control process ensures that Merrill Lynch’s risk tolerance is well-defined and understood by the firm’s businesses as well as by its executive management. Other groups, including Corporate Audit, Finance, and the Office of General Counsel, interact with GLRM to establish and maintain this overall risk management control process. While no risk management system can ever be absolutely complete, the goal of these control groups is to make certain that risk-related losses occur within acceptable, predefined levels.
Risk Governance Structure
Merrill Lynch’s risk governance structure is comprised of the Audit Committee and the Finance Committee of the Board of Directors, the Executive Committee (a group composed of Merrill Lynch executive management), the ROC, the business units, GLRM, and various corporate governance committees.
The Audit Committee, which is comprised entirely of independent directors, approves the ROC charter and has authorized the ROC to establish Merrill Lynch’s risk management policies. The ROC reports to the Executive Committee and has provided the Audit Committee with regular market and credit risk updates during 2005. The Finance Committee, which is also comprised entirely of independent directors, is responsible for reviewing Merrill Lynch’s policies and procedures for managing exposure to market, credit and liquidity risk, including framework limits for both market and credit risk, Value at Risk (“VaR”), liquidity and funding analyses, and/or other relevant models.
The ROC establishes risk tolerance levels for the firm and authorizes material changes in Merrill Lynch’s risk profile and also ensures that the risks assumed by Merrill Lynch are managed within these tolerance levels and verifies that Merrill Lynch has implemented appropriate policies for the effective management of risks. The Executive Committee must approve risk levels and all substantive changes to risk policies proposed by the ROC. The Executive Committee pays particular attention to risk concentrations and liquidity concerns.
The ROC is comprised of the heads of the key business segments and senior business and control managers and is chaired by the Chief Financial Officer. It oversees Merrill Lynch’s risk-taking and ensures that the business units create and implement processes to identify, measure, and monitor their risks. Additionally, the ROC assists the Executive Committee in determining risk tolerance levels for the firm’s business units and monitors the activities of Merrill Lynch’s corporate governance committees, reporting significant issues and transactions to the Executive Committee and the Audit Committee.

The ROC also reports substantive Market and Credit Risk Framework Limits changes to the Audit Committee. These Framework Limits are reviewed and approved annually by the Executive Committee, which must also approve certain intra-year changes. During 2005, the risk parameters that define these Frameworks were reviewed by the Audit Committee; currently, they are reviewed by the Finance Committee in the context of its evaluation of Market and Credit Risk exposures. Risk Framework exceptions and violations are reported and investigated at pre-defined and appropriate levels of management.
Various other governance committees exist to create policy, review activity, and ensure that new and existing business initiatives remain within established risk tolerance levels. Representatives of the principal independent control functions participate as voting members of these committees.
The overall effectiveness of Merrill Lynch’s risk processes and policies can be seen on a broader level when analyzing daily net trading revenues over time. Merrill Lynch’s policies and procedures of monitoring and controlling risk, combined with the businesses’ focus on customer order-flow-driven revenues and selective proprietary positioning have helped Merrill Lynch to reduce earnings volatility within its trading portfolios. While no guarantee can be given regarding future earnings volatility, Merrill Lynch will continue to pursue policies and procedures that assist the firm in measuring and monitoring its risks. The histogram below shows the distribution of daily net revenues from Merrill Lynch’s trading businesses (principal transactions and net interest profit) for 2005.
Market Risk
Market risk is defined as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spread, and/or other risks. The Market Risk Framework defines and communicates Merrill Lynch’s market risk tolerance and broad overall limits across the firm by defining and constraining exposure to specific asset classes, market risk factors and VaR. VaR is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.
The Market Risk Management Group is responsible for approving the products and markets in which Merrill Lynch’s major business units and functions will transact and take risk. Moreover, it is responsible for identifying the risks to which these business units will be exposed in these approved products and markets. Market Risk Management uses a variety of quantitative methods to assess the risk of Merrill Lynch’s positions and portfolios. In particular, Market Risk Management quantifies the sensitivities of Merrill Lynch’s current portfolios to changes in market variables. These sensitivities are then utilized in the context of historical data to estimate earnings and loss distributions that Merrill Lynch’s current portfolios would have incurred throughout the historical period. From these distributions, Market Risk Management derives a number of useful risk statistics, including VaR.
The VaR disclosed in the accompanying table is an estimate of the amount that Merrill Lynch’s current trading portfolios could lose with a specified degree of confidence, over a given time interval. The VaR for Merrill Lynch’s overall portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following table and may be viewed as a measure of the diversification within Merrill Lynch’s portfolios. Market Risk Management believes that the tabulated risk measures provide broad guidance as to the amount Merrill Lynch could lose in future periods, and Market Risk Management works continually to improve its measurement and the methodology of the firm’s VaR. However, the calculation of VaR requires numerous assumptions and thus VaR should not be viewed as a precise measure of risk. In addition, VaR is not intended to capture worst case scenario losses.
To complement VaR and in recognition of its inherent limitations, Merrill Lynch uses a number of additional risk measurement methods and tools as part of its overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that would result in material losses for the firm.

Merrill Lynch 2005 Annual Report

To calculate VaR, Market Risk Management aggregates sensitivities to market risk factors and combines them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The overall total VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.
The table that follows presents Merrill Lynch’s average and year-end VaR for trading instruments for 2005 and 2004. Additionally, high and low VaR for 2005 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

		Daily				Daily
	Year-end	Average	High	Low	Year-end	Average
(dollars in millions)	2005	2005	2005	2005	2004	2004

Trading Value-at-Risk(1)
Interest rate and credit spread	$41	$40	$56	$26	$39	$31
Equity	16	12	29	3	5	9
Commodity	6	8	15	4	8	2
Currency	2	3	6	–	2	3

	65	63			54	45
Diversification benefit	(25)	(25)			(20)	(17)

Overall(2)	$40	$38	$61	$21	$34	$28

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall trading VaR using a 95% confidence level and a one-week holding period was $77 million and $62 million at year-end 2005 and 2004, respectively.
Trading VaR increased during 2005 due to increased interest rate and credit spread and equity exposures. If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of its businesses, including certain proprietary trading activities and principal investments. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. GLRM monitors these risk levels on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.
Non-Trading Market Risk
Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity investments. Also included are the risks related to treasury funding activities. Risks related to lending activities are covered in the Credit Risk section that follows.
The primary market risk of non-trading investment securities, and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At year-end 2005, the total credit spread sensitivity of these instruments is a pre-tax loss of $19 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $20 million at year-end 2004. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
The interest rate risk associated with the foregoing non-trading positions, together with treasury funding activities is expressed as sensitivity to changes in the general level of interest rates. Treasury funding activities include LYONs® and TOPrSSM and other long-term debt together with interest rate hedges. At year-end 2005, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $1 million for a parallel one basis point increase in interest rates across all yield curves, compared to negligible profit or loss for a parallel one basis point increase at year-end 2004. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
Other non-trading equity investments include direct private equity interests, private equity fund investments, hedge fund interests, and certain direct and indirect real estate investments. These investments are broadly sensitive to general price levels in the equity or commercial real estate markets as well as to specific business, financial and credit factors which influence the performance and valuation of each investment uniquely. Refer to Note 5 to the Consolidated Financial Statements for additional information on these investments.

Credit Risk
Credit risk is defined as the potential for loss that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations to Merrill Lynch. The Credit Risk Framework is the primary tool used to communicate firmwide limits and monitor exposure by constraining the magnitude and tenor of exposure to counterparty and issuer families. Additionally, country risk limits ensure that total aggregate exposure across all counterparties and issuers (including sovereign entities) for a given country do not exceed predefined tolerance levels.
The Global Credit and Commitments Group assesses the creditworthiness of existing and potential individual clients, institutional counterparties and issuers, and determines firmwide credit risk levels within the Credit Risk Framework among other tools. The group reviews and monitors specific transactions as well as portfolio and other credit risk concentrations both within and across businesses. The group is also responsible for ongoing monitoring of credit quality and limit compliance and actively works with all the business units of Merrill Lynch to manage and mitigate credit risk.
The Global Credit and Commitments Group uses a variety of methodologies to set limits on exposure resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. The group performs analysis in the context of industrial, regional, and global economic trends and incorporates portfolio and concentration effects when determining tolerance levels. Credit risk limits take into account measures of both current and potential exposure and are set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, Merrill Lynch conducts regular portfolio reviews, monitors counterparty creditworthiness, and evaluates potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses. In 2005, the Global Credit and Commitments Group continued investing additional resources to enhance its methods and policies in order to assist in the management of Merrill Lynch’s credit risk.
Senior members of the Global Credit and Commitments Group chair various commitment committees with membership across business and support units. These committees review and approve commitments, underwritings and syndication strategies related to debt, syndicated loans, equity, real estate and asset based finance among other products and activities.
Commercial Lending
Commercial lending conducted by Merrill Lynch consists primarily of corporate and institutional lending, asset-based finance, commercial finance, and commercial real estate related activities. In evaluating certain potential commercial lending transactions, Merrill Lynch utilizes a risk adjusted return on capital model in addition to other methodologies. Corporate and institutional lending facilities are commonly used by clients for general corporate purposes, backup liquidity lines, bridge financings, and acquisition related activities. Corporate and institutional loans are often syndicated down from original levels through assignments and participations to unaffiliated third parties. While these facilities may be supported by credit enhancing arrangements such as property liens or claims on operating assets, repayment is generally expected through other sources including cash flow and/or recapitalization. The Global Credit and Commitments Group’s Loan Execution and Management Division selectively hedges exposure in the corporate and institutional lending portfolio by purchasing single name and basket credit default swaps as well as evaluating and selectively executing loan sales in the secondary markets.
Asset-based finance facilities are typically secured by financial assets such as mortgages, auto loans, leases, credit card and other receivables. Clients often use these facilities for the origination and purchase of assets during a warehousing period leading up to securitization. Credit assessment for these facilities relies primarily on the amount, asset type, quality, and liquidity of the supporting collateral.
Commercial finance activities consist of corporate finance, healthcare finance, equipment finance and commercial real estate lending to qualifying business clients. These facilities are substantially secured by liens on property, plant, and equipment, third party guarantees or other similar arrangements. Other commercial real estate related activities consist of commercial mortgage originations and other extensions of credit connected to the financing of commercial properties or portfolios of properties. These exposures may be reduced or eliminated through third-party syndications or securitizations. Assessment of creditworthiness and credit approval is highly dependent upon the anticipated performance of the underlying property and/or associated cash flows.
The following table presents a distribution of commercial loans and closed commitments for year-end 2005, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. As of December 30, 2005, Merrill Lynch’s largest commercial lending industry concentration was to financial institutions including banks, insurance companies, finance companies, investment managers and other diversified financial institutions. Commercial borrowers

Merrill Lynch 2005 Annual Report

were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on Merrill Lynch’s commercial lending related activities can be found in Note 8 to the Consolidated Financial Statements. The following table depicts Merrill Lynch’s commercial lending balances by credit quality, industry and country at December 30, 2005.

(dollars in millions)
By Credit Quality(1)	Loans		Closed Commitments

	Secured	Unsecured	Secured	Unsecured

Investment grade	$19,993	$3,283	$11,170	$22,061
Non-investment grade	16,578	869	8,083	980

Total	$36,571	$4,152	$19,253	$23,041

(1)	Based on credit rating agency equivalent of internal credit ratings.

By Industry	Loans		Closed Commitments

	Secured	Unsecured	Secured	Unsecured

Financial Institutions	44%	15%	49%	31%
Consumer Goods and Services	16	44	17	21
Real Estate	10	17	6	3
Energy/Utilities	1	5	2	17
Technology/Media/Telecommunications	2	11	3	12
Industrial/Manufacturing Goods and Services	3	3	7	9
All Other	24	5	16	7

Total	100%	100%	100%	100%

By Country	Loans		Closed Commitments

	Secured	Unsecured	Secured	Unsecured

United States	69%	73%	83%	75%
United Kingdom	14	5	6	6
Germany	3	–	–	8
France	2	–	2	1
Canada	–	2	2	3
All Other	12	20	7	7

Total	100%	100%	100%	100%

Residential Mortgage Lending
Merrill Lynch originates and purchases residential mortgage loans, certain of which include features that may result in additional credit risk when compared to more traditional types of mortgages. The potential additional credit risk arising from these mortgages is addressed through adherence to underwriting guidelines as described below. Credit risk is closely monitored in order to ensure that reserves are sufficient and valuations are appropriate. These loans are predominantly extended to high credit quality borrowers and include:
•	Loans where the borrower is subject to payment increases over the life of the loan including:
•
Interest-only loans where the borrower makes no principal payments on the loan during an initial period and is required to make both interest and principal payments either during the later stages of the loan or in one lump sum at maturity. These loans therefore may require the borrower to make larger payments later in the life of the loans if the loans are not otherwise repaid through a refinancing or sale of the property. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, the debt to income ratio, employment, the loan-to-value (“LTV”) ratio on the property, and the borrower’s disposable income and cash reserves; typically using a qualifying formula that assesses the borrower’s ability to make interest payments at a minimum of 2% above the initial rate. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Interest-only loans are the significant majority of the loans held by Merrill Lynch where the borrower may be subject to payment increases.

•
Loans with low rates early in the loan term. These loans are offered by Merrill Lynch primarily in the United Kingdom. The loans are underwritten based on the borrower’s ability to make the principal and interest payments, and borrowers of a lower credit standing are typically underwritten to a lower LTV ratio.

•
High LTV ratio loans where the principal amount of the loan is greater than 80% of the value of the mortgaged property and the borrower is not required to obtain private mortgage insurance (“PMI”), and/or loans where a mortgage and home equity loan are simultaneously established for the same property. Under Merrill Lynch’s policy, the maximum LTV ratio for originated residential mortgages with no PMI or other security is 95%. High LTV ratio loans also include Merrill Lynch’s Mortgage100SM product. The Mortgage100SM product permits borrowers to pledge securities in lieu of a cash down payment. The securities are subject to daily monitoring and additional collateral is required if the value of the pledged securities declines below certain levels. The LTV on real estate collateral in the Mortgage 100SM program typically does not exceed 70%.

As suggested in recent SEC guidance, the following table shows the percentages of these types of loans compared to the overall residential mortgage portfolio held in loans, notes, and mortgages:

	Loan and Unfunded	Originated/Purchased
	Commitment Balance as a % of	loans as a % of all
	all Residential Mortgages and	Residential Mortgages
	Unfunded Residential	Originated/Purchased
	Commitments at December 30, 2005(2)	during 2005

Loans where borrowers may be subject to payment increases(1)	61%	69%
Loans with high LTV ratios	6%	5%
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	14%	13%

Total	81%	87%

(1)	Includes interest-only loans and loans with low initial rates.
(2)	Total residential mortgages were $18.2 billion and unfunded commitments were $6.4 billion as of December 30, 2005.
Approximately half of the high LTV ratio loans were made to borrowers in the United Kingdom; the majority of the remaining loans were made to borrowers in the United States. Approximately 5% of the loans where the borrower is subject to payment increases were made to borrowers in the United Kingdom; the majority of the remaining loans were made to borrowers in the United States. The majority of these loans are with high credit quality borrowers.
Merrill Lynch does not currently originate or purchase residential mortgage loans that allow for minimum monthly payments less than the interest accrued on the loan (i.e., negative amortizing loans) or option adjustable rate mortgages.
Derivatives
Merrill Lynch enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with substantially all of its derivative counterparties as soon as possible. Agreements are negotiated bilaterally and can require complex terms. While every effort is taken to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject Merrill Lynch to additional credit risk. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. However, the enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.
In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. During 2005, Merrill Lynch began netting cash collateral received against the derivatives inventory on the Consolidated Balance Sheets. See Note 1 to the Consolidated Financial Statements for additional information. The following is a summary of counterparty credit ratings for the replacement cost (net of $12.3 billion of collateral, of which $7.9 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at December 30, 2005.

(dollars in millions)	Years to Maturity				Cross-
Credit					Maturity
Rating(1)	0–3	3+–5	5+–7	Over 7	Netting(2)	Total

AAA	$1,645	$228	$248	$2,387	$(1,036)	$3,472
AA	2,891	628	774	2,487	(1,808)	4,972
A	2,706	1,100	700	2,282	(1,747)	5,041
BBB	1,607	394	587	1,044	(911)	2,721
Other	2,414	522	397	559	(265)	3,627

Grand Total	$11,263	$2,872	$2,706	$8,759	$(5,767)	$19,833

(1)	Represents credit rating agency equivalent of internal credit ratings.
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

Merrill Lynch 2005 Annual Report

Operational Risk
Merrill Lynch defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This is consistent with the definitions used by regulators, and as specified in the Basel II accord.
The primary responsibility for managing operational risk on a day-to-day basis lies with Merrill Lynch’s businesses and support groups. Each business and support group has processes and systems in place to address operational risks within their unit. These include the use of technology to automate processes and key controls, the provision of business continuity plans to protect against major disruptions, and the establishment of control committees to ensure the ongoing effectiveness of controls.
Merrill Lynch also employs independent control groups and governance committees to ensure effective management of operational risk. The Operational Risk Management Group is part of GLRM and is responsible for the monitoring and reporting of operational risk loss events, as well as putting in place the tools and techniques for the reporting and mitigation of operational risk exposure. In addition, this group is responsible for updating the ROC on the status of the Operational Risk program.
Corporate Audit and Compliance are key partners in the management of operational risk through independent reviews of the controls of the firm, and ensuring compliance with applicable rules and regulations.
Liquidity Risk
Liquidity risk relates to the ability of a company to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Liquidity risk is particularly important for financial services firms and includes both the potential inability to raise funding with appropriate maturity and interest rate characteristics as well as the inability to liquidate an asset in a timely manner at a reasonable price. For more information on how Merrill Lynch manages liquidity risk, see the Capital and Funding section.
Other Risks
Merrill Lynch encounters a variety of other risks, which could have the ability to impact the viability, profitability, and cost-effectiveness of present or future transactions. Such risks include political, tax, and regulatory risks that may arise due to changes in local laws, regulations, accounting standards, or tax statutes. To assist in the mitigation of such risks, Merrill Lynch rigorously reviews new and pending legislation and regulations. Additionally, Merrill Lynch employs professionals in jurisdictions in which Merrill Lynch operates to actively follow issues of potential concern or impact to the firm and to participate in related interest groups.
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
In the normal course of business, Merrill Lynch underwrites, trades, and holds non-investment grade cash instruments in connection with its investment banking, market-making, and derivative structuring activities. Non-investment grade holdings are defined as debt and preferred equity securities rated lower than BBB or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.
In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either replicate ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.
Merrill Lynch provides financing and advisory services to, and invests in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. On a selected basis, Merrill Lynch provides extensions of credit to leveraged companies, in the form of senior and subordinated debt, as well as bridge financing. In addition, Merrill Lynch syndicates loans for non-investment grade companies or in connection with highly leveraged transactions and may retain a portion of these loans.

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Future commitments to participate in limited partnerships and other direct equity investments will continue to be made on a selective basis.
Trading Exposures
The following table summarizes trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties at year-end 2005 and 2004:

(dollars in millions)	2005	2004

Trading assets:
Cash instruments	$15,578	$11,929
Derivatives	6,750	4,884
Trading liabilities — cash instruments	(3,400)	(2,721)
Collateral on derivative assets	(3,123)	(2,641)

Net trading asset exposure	$15,805	$11,451

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At December 30, 2005, the carrying value of such debt and equity securities totaled $900 million, of which 61% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $539 million at December 31, 2004, of which 45% related to market-making activities. Also included are distressed bank loans totaling $290 million and $176 million at year-end 2005 and 2004, respectively.
Non-Trading Exposures
The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties at year-end 2005 and 2004. This table excludes lending-related exposures which are included in the Credit Risk section of Risk Management.

(dollars in millions)	2005	2004

Investment securities	$515	$455
Other investments(1):
Partnership interests	2,186	1,534
Other equity Investments(2)	2,069	691
Other assets	76	–

(1)
Includes a total of $556 million and $491 million in investments held by employee partnerships at year-end 2005 and 2004, respectively, for which a portion of the market risk of the investments rests with the participating employees.

(2)	Includes investments in 171 and 192 enterprises at year-end 2005 and 2004, respectively.
In addition, Merrill Lynch had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $1.2 billion and $1.3 billion at year-end 2005 and 2004, respectively, which primarily relate to commitments to invest in partnerships.
At December 30, 2005, Merrill Lynch’s single largest non-investment grade industry exposure was to the Industrial/Manufacturing Goods and Services sector, principally consisting of chemicals.

Merrill Lynch 2005 Annual Report

Recent Developments
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement will be effective for Merrill Lynch beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch is currently assessing the impact and timing of adoption of the proposed guidance.
In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high LTV ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. Merrill Lynch adopted the provisions of this guidance in the fourth quarter of 2005. See Note 8 to the Consolidated Financial Statements for this disclosure.
In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which in conjunction with EITF 03-1 resulted in additional disclosures for securities in an unrealized loss position effective for year-end 2003. Merrill Lynch previously implemented the disclosure requirements of EITF 03-1 in its December 26, 2003 Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for additional information.
In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The adoption of the guidance is not expected to have a material impact on the Consolidated Financial Statements.
On December 21, 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings, where deferred taxes were previously established. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. federal income taxes have been provided. Accordingly, net earnings in 2005 included tax expense of $97 million ($113 million of tax expense recorded in the fourth quarter, less a $16 million tax benefit recorded in the second quarter) associated with the foreign earnings repatriation of $1.8 billion.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). In April 2005, the SEC delayed the effective date for SFAS No. 123R until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004. Under the provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award. Merrill Lynch recognizes expense over the vesting period stipulated in the grant for all employees. Such employees include those that have satisfied retirement eligibility criteria but are subject to a non-compete agreement that applies from the date of retirement through each applicable vesting period. Should a retirement-eligible employee actually leave Merrill Lynch, all previously unvested awards are immediately charged to expense. SFAS No. 123R clarifies and amends the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, attributing compensation cost to service periods and accounting for forfeitures of awards. Merrill Lynch currently expects that the impact of adopting SFAS No. 123R will reduce after-tax net income by approximately $350 million in the first quarter of 2006. See Note 14 to the Consolidated Financial Statements for further information on share-based compensation arrangements.

Activities of Principal Subsidiaries
Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) in the United States, acts as a broker (i.e., agent) for corporate, institutional, government, and private clients and as a dealer (i.e., principal) in the purchase and sale of corporate securities, primarily equity and debt securities traded on exchanges or in the OTC markets. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high yield bonds, municipal securities, financial futures contracts and options. The futures business and foreign exchange activities are conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships and/or has third-party clearing relationships with all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States through affiliates and/or third-party clearing brokers. As a leading investment banking firm, MLPF&S provides corporate, institutional, and government clients with a wide variety of financial services including underwriting the sale of securities to the public, structured and derivative financing, private placements, mortgage and lease financing and financial advisory services, including advice on mergers and acquisitions.
MLPF&S also provides securities clearing services for its own account and for unaffiliated broker-dealers through its Broadcort Correspondent Clearing Division and through its subsidiary Merrill Lynch Professional Clearing Corp. (“ML Pro”). ML Pro is involved in Merrill Lynch’s prime brokerage business and also makes a market in listed option contracts on various options exchanges.
MLPF&S also provides discretionary and non-discretionary investment advisory services. These advisory services include Merrill Lynch Consults® Service, the Personal Investment Advisory Program, the Merrill Lynch Mutual Fund Advisor® program, the Merrill Lynch Mutual Fund Advisor Selects® program, and Merrill Lynch Global Selects. MLPF&S also offers fee-based financial planning services, including the Financial Foundation® report. MLPF&S provides financing to clients, including margin lending and other extensions of credit. Through the Beyond Banking® account, a Merrill Lynch customer has access to a special securities account product designed for everyday transactions, savings and cash management that combines Visa, check writing and ATM access with available advice and guidance. Merrill Lynch also offers Merrill Lynch branded credit cards in partnership with MBNA America Bank, N.A.
Through its retirement group, MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts and small business retirement programs. MLPF&S also provides investment, administration, communications, and consulting services to corporations and their employees for their retirement programs, including 401(k), pension, profit-sharing and non-qualified deferred compensation plans.
Merrill Lynch International (“MLI”) is a United Kingdom-based dealer in equity and fixed income securities of a significant number of global issuers, sovereign government obligations and asset-backed securities, and in loans and related financial instruments. Outside the United States, MLI is a registered market maker and regularly makes a market in the equity securities of the more actively traded non-U.S. corporations. MLI is also Merrill Lynch’s primary non-U.S. credit and equity derivatives and futures product dealer.
Merrill Lynch Government Securities, Inc. (“MLGSI”) is a primary dealer in obligations issued or guaranteed by the U.S. Government and regularly makes a market in securities issued by Federal agencies and other government-sponsored entities, such as, among others, Government National Mortgage Association, Fannie Mae and Freddie Mac. MLGSI deals in mortgage-backed pass-through instruments issued by certain of these entities and also in related futures, options, and forward contracts for its own account, to hedge its own risk, and to facilitate customers’ transactions. As a primary dealer, MLGSI acts as a counterparty to the Federal Reserve Bank of New York (“FRBNY”) in the conduct of open market operations and regularly reports positions and activities to the FRBNY. An integral part of MLGSI’s business involves entering into repurchase agreements and securities lending transactions.

Merrill Lynch 2005 Annual Report

Merrill Lynch Capital Services, Inc. (“MLCS”) and Merrill Lynch Derivative Products AG (“MLDP”) are Merrill Lynch’s primary interest rate and currency derivative product dealers. MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors and options. MLCS maintains positions in interest-bearing securities, financial futures and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between MLCS and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address certain swap customers’ preference to limit their trading to those dealers having the highest credit quality. MLDP has been assigned the Aaa, AAA and AAA counterparty rating by the rating agencies Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with MLCS. However, MLCS is required to provide MLDP with collateral to mitigate certain exposures MLDP may have to MLCS. In addition, MLCS’s subsidiaries, Merrill Lynch Commodities, Inc., Merrill Lynch Commodities (Europe) Trading Limited and other Merrill Lynch subsidiaries trade as principal in physically and financially settled contracts in energy, weather and a broad range of other commodities. These subsidiaries also provide asset optimization and other energy management and risk management services for third parties.
Merrill Lynch Investment Managers, L.P., Fund Asset Management, L.P., and Merrill Lynch Investment Managers Limited are the principal subsidiaries engaged in asset management activities conducted through the MLIM brand name. MLIM is an asset manager with portfolio managers located in the United States, the United Kingdom, Japan and Australia. MLIM manages a variety of investment products and offers a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and segregated accounts to a diverse global clientele. MLIM offers a wide assortment of index-based equity and alternative investment products. MLIM’s clients include institutions, high-net-worth individuals, retail investors, mutual funds and other investment vehicles.
Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. (“MLB&T”) are part of the Merrill Lynch Global Bank Group, which provides the management platform for Merrill Lynch’s banking products and services. Merrill Lynch, primarily through MLBUSA, provides syndicated and bridge financing, asset-based lending, commercial real estate lending, equipment financing, and standby or “backstop” credit in various forms for large institutional clients generally in connection with their commercial paper programs. MLBUSA also offers securities-based loans primarily to individual clients. MLBUSA and MLB&T are state-chartered depository institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), and both are wholesale banks for Community Reinvestment Act purposes. MLBUSA and MLB&T offer certificates of deposit, transaction accounts and money market deposit accounts and issue VISA debit cards.
MLBUSA, through its subsidiary Merrill Lynch Credit Corporation, offers residential mortgage financing throughout the United States enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. In addition, Merrill Lynch Business Financial Services Inc. (“MLBFS”), a subsidiary of MLBUSA, originates commercial financing for qualifying small- and mid-size businesses, including lines of credit and reducing revolver loans through the WCMA Commercial Line of Credit and the WCMA Reducing RevolverSM Loan, respectively. MLBFS also assists its qualifying business clients with equipment financing, owner-occupied commercial real estate and other specialized financing needs.
Financial Data Services Inc., a wholly-owned subsidiary of MLB&T, is a registered transfer agent and provides support and services for both Merrill Lynch and non-Merrill Lynch mutual fund products.
Merrill Lynch has submitted regulatory applications to the Office of Thrift Supervision, the FDIC and the Utah Department of Financial Institutions for purposes of internally reorganizing certain bank businesses, including the merger of MLB&T into Merrill Lynch Trust Company, FSB, with the latter expected to be the surviving entity.

Merrill Lynch International Bank Limited (“MLIB”), an authorized credit institution under the U.K. Financial Services and Markets Act 2000, provides collateralized (including mortgage) lending, letters of credit, guarantee and foreign exchange services to, and accepts deposits from, international clients. In addition, it has a number of branch offices in which FAs are located. MLIB, through its subsidiary, Mortgages plc, provides mortgage lending, administration and servicing in the U.K. nonconforming residential mortgage market.
Merrill Lynch Bank (Suisse) S.A., a subsidiary of MLIB, is a Swiss licensed bank that provides a full array of banking, asset management and brokerage products and services to international clients, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services.
Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Ireland-based bank with branch offices in London, Frankfurt and Milan, acts primarily as a credit intermediary for swaps, options and other derivative transactions, and secondarily as a principal for debt derivative transactions. MLCMBL also engages in advisory, lending, loan trading, and institutional sales activities.
Merrill Lynch Mortgage Capital Inc. (“MLMCI”) is a dealer in syndicated commercial loans. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing the customers with temporary liquidity. MLMCI, through its subsidiary Merrill Lynch Mortgage Lending, Inc. (“MLML”), is a dealer in whole loan mortgages, mortgage loan participations, mortgage loan servicing and a commercial mortgage conduit that makes, and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors. MLML purchases prime, subprime, nonperforming and subperforming residential mortgage loans from originators of these loans and aggregates these loans for sale in the securitization market. Wilshire Credit Corporation, a subsidiary of MLMCI, services subprime, nonperforming and reperforming residential mortgages.
Merrill Lynch Japan Securities Co., Ltd. (“MLJS”) is a Japan-based broker-dealer that provides institutional and private clients with a variety of financial services, including the purchase and sale of equity and fixed income securities, futures and options. MLJS also acts as an underwriter and seller of securities in both publicly registered transactions and private placements.
Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York issue annuity products. The sale of non-proprietary insurance products and proprietary and non-proprietary annuity products are made through Merrill Lynch Life Agency Inc. and other affiliated insurance agencies operating in the United States.
ML IBK Positions, Inc. is a U.S.-based entity involved in private equity and principal investing that makes proprietary investments in all levels of the capital structure of U.S. and non-U.S. companies, and in special purpose companies owning real estate, mortgage loans, consumer receivables and other assets, and may make direct equity investments in real estate assets, mortgage loans and other assets. In addition, through its subsidiary, Merrill Lynch Capital Corporation, it provides senior and subordinated financing to certain companies.

Merrill Lynch 2005 Annual Report

Management’s Discussion of Financial Responsibility, Disclosure Controls and Procedures, and Report On Internal Control Over Financial Reporting
Financial Responsibility
Oversight is provided by independent units within Merrill Lynch, working together to maintain Merrill Lynch’s internal control standards. Corporate Audit reports directly to the Audit Committee of the Board of Directors, providing independent appraisals of Merrill Lynch’s internal controls and compliance with established policies and procedures. Finance management establishes accounting policies and procedures, measures and monitors financial risk, and independently from the businesses prepares financial statements that fairly present the underlying transactions and events of Merrill Lynch. GLRM monitors capital adequacy and liquidity management and has oversight responsibility for Merrill Lynch’s market and credit risks independent from business line management. This group has clear authority to enforce trading and credit limits using various systems and procedures to monitor positions and risks. The Office of the General Counsel serves in a counseling and advisory role to Management and the business groups. In this role, the group develops policies; monitors compliance with internal policies, external rules, and industry regulations; and provides legal advice, representation, execution, and transaction support to the businesses.
ML & Co. has established a Disclosure Committee to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibilities for overseeing the accuracy and timeliness of disclosures made by ML & Co. The Disclosure Committee is made up of senior representatives of Merrill Lynch’s Finance, Investor Relations, Office of the General Counsel, Treasury, Tax and GLRM groups, and is responsible for implementing and evaluating disclosure controls and procedures on an ongoing basis. The Disclosure Committee meets at least eight times a year. Meetings are held as needed to review key events and disclosures impacting the period throughout each fiscal quarter and prior to the filing of ML & Co.’s Form 10-K and 10-Q reports and proxy statement with the SEC.
The Board of Directors designated Merrill Lynch’s Guidelines for Business Conduct as the Company’s code of ethics for directors, officers and employees in performing their duties. The Guidelines set forth written standards for employee conduct with respect to conflicts of interest, disclosure obligations, compliance with applicable laws and rules and other matters. The Guidelines also set forth information and procedures for employees to report ethical or accounting concerns, misconduct or violations of the Guidelines in a confidential manner. The Board of Directors adopted Merrill Lynch’s Code of Ethics for Financial Professionals in 2003. The Code, which applies to all Merrill Lynch professionals who participate in the Company’s public disclosure process, supplements our Guidelines for Business Conduct and is designed to promote honest and ethical conduct, full, fair and accurate disclosure and compliance with applicable laws.
The independent registered public accounting firm, Deloitte & Touche LLP, performs annual audits of Merrill Lynch’s financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). They openly discuss with the Audit Committee their views on the quality of the financial statements and related disclosures and the adequacy of Merrill Lynch’s internal accounting controls. Quarterly review reports on the unaudited interim financial statements are also issued by Deloitte & Touche LLP. The Audit Committee appoints the independent registered public accounting firm. The independent registered public accounting firm is given unrestricted access to all financial records and related data, including minutes of meetings of stockholders, the Board of Directors, and committees of the Board.
As part of their oversight role, committees of the Board supervise management in the formulation of corporate policies, procedures and controls. The Audit Committee, which consists of five independent directors, oversees Merrill Lynch’s system of internal accounting controls and the internal audit function. In addition, the Audit Committee oversees adherence to risk management and compliance policies, procedures, and functions. It also reviews the annual Consolidated Financial Statements with Management and Merrill Lynch’s independent registered public accounting firm, and evaluates the performance, independence and fees of our independent registered public accounting firm and the professional services it provides. The Audit Committee also has the sole authority to appoint or replace the independent registered public accounting firm.
The Finance Committee, which consists of four independent directors, reviews, recommends, and approves policies regarding financial commitments and other expenditures. It also reviews and approves certain financial commitments, acquisitions, divestitures, and proprietary investments. In addition, the Finance Committee oversees balance sheet and capital management, corporate funding policies and financing plans. It also reviews Merrill Lynch’s policies and procedures for managing exposure to market and credit risk.

Disclosure Controls and Procedures
ML & Co.’s Disclosure Committee assists with implementing, monitoring and evaluating our disclosure controls and procedures. ML & Co.’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures are effective as of the end of the period covered by this Report.
No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting, except that during 2005, Merrill Lynch completed a company-wide implementation of a new general ledger system. As of December 30, 2005, substantially all of Merrill Lynch’s business units were using the new system. We have reviewed the internal controls affected by the implementation of this system and made changes to those impacted by the new system. We believe that the internal controls surrounding the new general ledger system as modified, are appropriate and functioning effectively.
Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 30, 2005.
The audited consolidated financial statements of Merrill Lynch include the results of The Advest Group Inc., but management’s assessment does not include an assessment of the internal control over financial reporting of this entity because it was acquired on December 2, 2005. This approach is consistent with published SEC guidance on the permissible scope of management’s internal control report. The financial statements for this entity reflect total assets and revenues constituting less than one percent of the related consolidated financial statement amounts as of and for the year ended December 30, 2005. See Note 17 to the Consolidated Financial Statements for additional information regarding this acquisition.
Deloitte & Touche LLP, Merrill Lynch’s independent registered public accounting firm, has issued an attestation report on management’s assessment of Merrill Lynch’s internal control over financial reporting and on the effectiveness of Merrill Lynch’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm” on the following page.

New York, New York
February 27, 2006

Merrill Lynch 2005 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at The Advest Group Inc., which was acquired on December 2, 2005, and whose financial statements reflect total assets and revenues constituting less than one percent of the related consolidated financial statement amounts as of and for the year ended December 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at The Advest Group, Inc. Merrill Lynch’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Merrill Lynch maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Merrill Lynch maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2005 of Merrill Lynch and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.

New York, New York
February 27, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited the accompanying consolidated balance sheets of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 30, 2005. These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch as of December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Merrill Lynch’s internal control over financial reporting and an unqualified opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting.
New York, New York
February 27, 2006

Merrill Lynch 2005 Annual Report

Consolidated Statements of Earnings

	Year Ended Last Friday in December
	2005	2004	2003
(dollars in millions, except per share amounts)	(52 weeks)	(53 weeks)	(52 weeks)

Net Revenues
Asset management and portfolio service fees	$6,031	$5,440	$4,698
Commissions	5,371	4,874	4,299
Investment banking	3,594	3,268	2,643
Principal transactions	3,583	2,248	3,065
Revenues from consolidated investments	438	346	70
Other	2,195	1,454	1,492

	21,212	17,630	16,267

Interest and dividend revenues	26,571	14,989	11,657
Less interest expense	21,774	10,560	8,024

Net interest profit	4,797	4,429	3,633

Total Net Revenues	26,009	22,059	19,900

Non-Interest Expenses
Compensation and benefits	12,441	10,663	9,886
Communications and technology	1,608	1,461	1,457
Occupancy and related depreciation	938	893	889
Brokerage, clearing, and exchange fees	842	773	676
Professional fees	727	715	598
Advertising and market development	599	533	429
Expenses of consolidated investments	258	231	68
Office supplies and postage	210	203	197
Other	1,155	751	627
Net recoveries related to September 11	–	–	(147)

Total Non-Interest Expenses	18,778	16,223	14,680

Earnings Before Income Taxes	7,231	5,836	5,220
Income Tax Expense	2,115	1,400	1,384

Net Earnings	$5,116	$4,436	$3,836
Preferred Stock Dividends	70	41	39

Net Earnings Applicable to Common Stockholders	$5,046	$4,395	$3,797

Earnings Per Common Share
Basic	$5.66	$4.81	$4.22

Diluted	$5.16	$4.38	$3.87

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in millions, except per share amounts)	Dec. 30, 2005	Dec. 31, 2004

Assets
Cash and cash equivalents	$14,586	$20,790
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	11,949	17,784
Securities financing transactions
Receivables under resale agreements	163,021	78,853
Receivables under securities borrowed transactions	92,484	94,498

	255,505	173,351

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $44,261 in 2005 and $47,067 in 2004)
Equities and convertible debentures	32,933	27,644
Mortgages, mortgage-backed, and asset-backed	29,233	26,877
Corporate debt and preferred stock	27,436	32,793
Contractual agreements	26,216	35,875
Non-U.S. governments and agencies	15,157	29,887
U.S. Government and agencies	8,936	13,861
Municipals and money markets	5,694	6,538
Commodities and related contracts	3,105	1,102

	148,710	174,577

Investment securities (includes securities pledged as collateral that can be sold or repledged of $0 in 2005 and $3,806 in 2004)	69,273	78,460

Securities received as collateral	16,808	11,903

Other receivables
Customers (net of allowance for doubtful accounts of $46 in 2005 and $51 in 2004)	40,451	38,224
Brokers and dealers	12,127	12,109
Interest and other	15,619	13,954

	68,197	64,287

Loans, notes, and mortgages (net of allowance for loan losses of $406 in 2005 and $283 in 2004)	66,041	53,262

Separate accounts assets	16,185	18,641

Equipment and facilities (net of accumulated depreciation and amortization of $4,865 in 2005 and $5,259 in 2004)	2,313	2,508

Goodwill and other intangible assets	6,035	6,162

Other assets	5,413	6,373

Total Assets	$681,015	$628,098

Merrill Lynch 2005 Annual Report

Consolidated Balance Sheets

(dollars in millions, except per share amounts)	Dec. 30, 2005	Dec. 31, 2004

Liabilities
Securities financing transactions
Payables under repurchase agreements	$198,152	$153,843
Payables under securities loaned transactions	19,335	22,236

	217,487	176,079

Commercial paper and other short-term borrowings	3,902	3,979
Deposits	80,016	79,746
Trading liabilities, at fair value
Contractual agreements	28,755	35,734
Non-U.S. governments and agencies	19,217	22,271
Equities and convertible debentures	19,119	15,131
U.S. Government and agencies	12,478	16,496
Corporate debt and preferred stock	6,203	8,058
Commodities and related contracts	2,029	767
Municipals, money markets and other	1,132	1,136

	88,933	99,593

Obligation to return securities received as collateral	16,808	11,903
Other payables
Customers	35,619	34,381
Brokers and dealers	19,528	20,133
Interest and other	28,501	26,510

	83,648	81,024

Liabilities of insurance subsidiaries	2,935	3,158
Separate accounts liabilities	16,185	18,641
Long-term borrowings	132,409	119,513
Long-term debt issued to TOPrSSM partnerships	3,092	3,092

Total Liabilities	645,415	596,728

Commitments and Contingencies
Stockholders’ Equity
Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2005 – 93,000 shares; 2004 – 21,000 shares)	2,773	630
Less: Treasury stock, at cost (2005 – 3,315 shares; 2004 – 0 shares)	100	–

Total Preferred Stockholders’ Equity	2,673	630

Common Stockholders’ Equity
Shares exchangeable into common stock	41	41
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2005 – 1,148,714,008 shares and 2004 – 1,098,991,806 shares)	1,531	1,465
Paid-in capital	15,012	12,332
Accumulated other comprehensive loss (net of tax)	(844)	(481)
Retained earnings	26,824	22,485

	42,564	35,842

Less: Treasury stock, at cost (2005 – 233,112,271 shares; 2004 – 170,955,057 shares)	7,945	4,230
Unamortized employee stock grants	1,692	872

Total Common Stockholders’ Equity	32,927	30,740

Total Stockholders’ Equity	35,600	31,370

Total Liabilities and Stockholders’ Equity	$681,015	$628,098

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended Last Friday in December
	Amounts			Shares
(dollars in millions)	2005	2004	2003	2005	2004	2003

Preferred Stock, net
Balance, beginning of year	$630	$425	$425	21,000	42,500	42,500
Issuances	2,143	630	–	72,000	21,000	–
Redemptions	–	(425)	–	–	(42,500)	–
Shares repurchased	(100)	–	–	(3,315)	–	–

Balance, end of year	2,673	630	425	89,685	21,000	42,500

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	41	43	58	2,782,712	2,899,923	3,911,041
Exchanges	–	(2)	(15)	(74,915)	(117,211)	(1,011,118)

Balance, end of year	41	41	43	2,707,797	2,782,712	2,899,923

Common Stock
Balance, beginning of year	1,465	1,417	1,311	1,098,991,806	1,063,205,274	983,502,078
Shares issued to employees	66	48	106	49,722,202	35,786,532	79,703,196

Balance, end of year	1,531	1,465	1,417	1,148,714,008	1,098,991,806	1,063,205,274

Paid-in Capital
Balance, beginning of year	12,332	10,676	9,102
Employee stock plan activity	2,680	1,656	1,574

Balance, end of year	15,012	12,332	10,676

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(289)	(301)	(320)
Translation adjustment	(218)	12	19

Balance, end of year	(507)	(289)	(301)

Net Unrealized Gains (Losses) on Available-for-Sale Securities (net of tax)
Balance, beginning of year	(91)	(111)	(145)
Net unrealized gains (losses) on available-for-sale	(156)	30	27
Other adjustments(1)	66	(10)	7

Balance, end of year	(181)	(91)	(111)

Deferred Gains (Losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	21	11	20
Net deferred gains on cash flow hedges	(1)	–	43
Reclassification adjustment to earnings	(23)	10	(52)

Balance, end of year	(3)	21	11

Minimum Pension Liability (net of tax)
Balance, beginning of year	(122)	(150)	(125)
Net minimum pension liability adjustment	(31)	28	(25)

Balance, end of year	(153)	(122)	(150)

Balance, end of year	(844)	(481)	(551)

Retained Earnings
Balance, beginning of year	22,485	18,692	15,491
Net earnings	5,116	4,436	3,836
Preferred stock dividends declared	(70)	(41)	(39)
Common stock dividends declared	(707)	(602)	(596)

Balance, end of year	26,824	22,485	18,692

Treasury Stock, at cost
Balance, beginning of year	(4,230)	(1,195)	(961)	(170,955,057)	(117,294,392)	(116,211,158)
Shares repurchased	(3,700)	(2,968)	–	(63,068,200)	(54,029,600)	–
Shares issued to (reacquired from) employees(2)	(18)	(74)	(273)	836,071	251,724	(2,094,352)
Share exchanges	3	7	39	74,915	117,211	1,011,118

Balance, end of year	(7,945)	(4,230)	(1,195)	(233,112,271)	(170,955,057)	(117,294,392)

Unamortized Employee Stock Grants
Balance, beginning of year	(872)	(623)	(775)
Net issuance of employee stock grants	(1,507)	(765)	(440)
Amortization of employee stock grants	687	516	592

Balance, end of year	(1,692)	(872)	(623)

Total Common Stockholders’ Equity	32,927	30,740	28,459

Total Stockholders’ Equity	$35,600	$31,370	$28,884

(1)	Other adjustments relate to policyholder liabilities, deferred policy acquisition costs, and income taxes.
(2)	Share amounts are net of reacquisitions from employees of 4,360,607 shares, 4,982,481 shares and 8,355,168 shares in 2005, 2004 and 2003, respectively.
See Notes to Consolidated Financial Statements.

Merrill Lynch 2005 Annual Report

Consolidated Statements of Comprehensive Income

	Year Ended Last Friday in December
(dollars in millions)	2005	2004	2003

Net Earnings	$5,116	$4,436	$3,836
Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	129	(359)	(392)
Income tax (expense) benefit	(347)	371	411

Total	(218)	12	19

Net unrealized gains (losses) on investment securities available-for-sale:
Net unrealized holding gains arising during the period	184	365	598
Reclassification adjustment for realized gains included in net earnings	(340)	(335)	(571)

Net unrealized gains (losses) on investment securities available-for-sale	(156)	30	27

Adjustments for:
Policyholder liabilities	12	19	8
Deferred policy acquisition costs	(2)	–	(1)
Income tax (expense) benefit	56	(29)	–

Total	(90)	20	34

Deferred gains (losses) on cash flow hedges
Deferred gains (losses) on cash flow hedges	(2)	(7)	37
Income tax benefit	1	7	6
Reclassification adjustment to earnings	(23)	10	(52)

Total	(24)	10	(9)

Minimum pension liability
Minimum pension liability adjustment	(46)	38	(38)
Income tax (expense) benefit	15	(10)	13

Total	(31)	28	(25)

Total Other Comprehensive Income (Loss)	(363)	70	19

Comprehensive Income	$4,753	$4,506	$3,855

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended Last Friday in December
(dollars in millions)	2005	2004	2003

Cash Flows from Operating Activities

Net Earnings	$5,116	$4,436	$3,836
Noncash items included in earnings:
Depreciation and amortization	473	506	570
Stock compensation expense	1,003	876	998
Deferred taxes	232	2	361
Policyholder reserves	129	144	156
Undistributed earnings from equity investments	(417)	(400)	(179)
Other	888	23	(30)
Changes in operating assets and liabilities:
Trading assets	25,902	(46,918)	(21,141)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,259	(5,466)	466
Receivables under resale agreements	(84,166)	(17,835)	(406)
Receivables under securities borrowed transactions	2,014	(38,426)	71
Customer receivables	(2,217)	(7,041)	(667)
Brokers and dealers receivables	(19)	(4,768)	1,139
Trading liabilities	(17,007)	14,447	6,304
Payables under repurchase agreements	44,309	58,197	10,400
Payables under securities loaned transactions	(2,901)	11,155	3,441
Customer payables	1,238	12,141	(1,459)
Brokers and dealers payables	(605)	1,024	2,568
Other, net	(2,889)	2,962	2,228

Cash Provided by (used for) Operating Activities	(25,658)	(14,941)	8,656

Cash Flows from Investing Activities
Proceeds from (payments for):
Maturities of available-for-sale securities	25,452	26,602	31,345
Sales of available-for-sale securities	36,574	27,983	56,448
Purchases of available-for-sale securities	(51,283)	(54,498)	(81,639)
Maturities of held-to-maturity securities	16	37	1,337
Purchases of held-to-maturity securities	–	(4)	(1,062)
Loans, notes, and mortgages, net	(12,977)	(2,234)	(12,625)
Other investments and other assets	(1,442)	(1,854)	(4,110)
Equipment and facilities, net	(278)	(402)	(102)

Cash Used for Investing Activities	(3,938)	(4,370)	(10,408)

Cash Flows from Financing Activities
Proceeds from (payments for):
Commercial paper and other short-term borrowings	(77)	(1,021)	(353)
Deposits	270	289	(2,385)
Issuance and resale of long-term borrowings	49,703	50,535	29,754
Settlement and repurchase of long-term borrowings	(31,195)	(23,231)	(26,454)
Derivative financing transactions	6,347	6,642	584
Issuance of common stock	858	589	624
Issuance of preferred stock, net	2,043	205	–
Common stock repurchases	(3,700)	(2,968)	–
Other common stock transactions	(80)	41	69
Dividends	(777)	(643)	(635)

Cash Provided by Financing Activities	23,392	30,438	1,204

Increase (Decrease) in Cash and Cash Equivalents	(6,204)	11,127	(548)
Cash and Cash Equivalents, beginning of year	20,790	9,663	10,211

Cash and Cash Equivalents, end of year	$14,586	$20,790	$9,663

Supplemental Disclosures
Cash paid for:
Income taxes	$1,443	$661	$205
Interest	21,519	10,345	7,898

See Notes to Consolidated Financial Statements.

Merrill Lynch 2005 Annual Report

Notes to Consolidated Financial Statements

NOTE 1	Summary of Significant Accounting Policies
Description of Business
Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (“Merrill Lynch”) provide investment, financing, insurance, and related services to individuals and institutions on a global basis through its broker, dealer, banking, insurance, and other financial services subsidiaries. Its principal subsidiaries include:
•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;

•	Merrill Lynch International (“MLI”), a U.K.-based broker-dealer in securities and dealer in equity and credit derivatives;

•	Merrill Lynch Government Securities Inc. (“MLGSI”), a U.S.-based dealer in U.S. Government securities;

•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, credit derivatives and commodities;

•	Merrill Lynch Investment Managers, LP, a U.S.-based asset management company;

•	Merrill Lynch Investment Managers Limited, a U.K.-based asset management company;

•	Merrill Lynch Bank USA (“MLBUSA”), a U.S.-based Federal Deposit Insurance Corporation (“FDIC”)-insured depository institution;

•	Merrill Lynch Bank & Trust Co. (“MLB&T”), a U.S.-based FDIC-insured depository institution;

•	Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based bank;

•	Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Ireland-based bank;

•	Merrill Lynch Mortgage Capital, Inc., a U.S.-based dealer in syndicated commercial loans;

•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;

•	Merrill Lynch Life Insurance Company (“MLLIC”), a U.S.-based provider of annuity products;

•	ML Life Insurance Company of New York (“ML Life”), a U.S.-based provider of annuity products;

•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and

•	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.
Services provided to clients by Merrill Lynch and other activities include:
•	Securities brokerage, trading and underwriting;

•	Investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;

•	Wealth management products and services, including financial, retirement and generational planning;

•	Asset management and investment advisory and related record-keeping services;

•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;

•	Securities clearance, settlement financing services and prime brokerage;

•	Private equity and other principal investing activities;

•	Proprietary trading of securities, derivatives and loans;

•	Banking, trust, and lending services, including deposit-taking, consumer and commercial lending, including mortgage loans, and related services;

•	Insurance and annuities sales; and

•
Research across the following disciplines: global equity strategy and economics, global fixed income and equity-linked research, global fundamental equity research, and global wealth management strategy.

Basis of Presentation
The Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46R”). See Note 7 to the Consolidated Financial Statements for further discussion regarding the consolidation of VIEs.
The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America, which include industry practices. Intercompany transactions and balances have been eliminated.
The Consolidated Financial Statements are presented in U.S. dollars. Many non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar, often the currency of the country in which a subsidiary is domiciled. Subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts in a subsidiary’s functional currency and related hedging, net of related tax effects, are reported in stockholders’ equity as a component of accumulated other comprehensive loss. All other translation adjustments are included in earnings. Merrill Lynch uses derivatives to manage the currency exposure arising from activities in non-U.S. subsidiaries. (See the Derivatives section for additional information on accounting for derivatives.)
Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation. In the second quarter of 2005, Merrill Lynch elected, under FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts, to net cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivatives inventory. Merrill Lynch believes this accounting presentation is preferable as compared to a gross presentation as it is a better representation of Merrill Lynch’s exposure relating to these derivative contracts. Amounts as of December 31, 2004 have been restated to conform to the current period presentation. The amounts netted at December 31, 2004 reduced total assets and total liabilities by $19.0 billion. Additionally, the December 31, 2004 Consolidated Balance Sheet reflects an immaterial restatement to correctly classify certain securities, amounting to $430 million, from cash and cash equivalents to investment securities-non-qualifying, a reclassification of $1.1 billion to properly reflect investment securities-trading, which were previously included in trading assets, as well as a reclassification of $953 million, to properly reflect payables under repurchase agreements, which were previously included in investment securities-held-to-maturity.
Certain hybrid instruments with embedded derivatives were reclassified on the Consolidated Balance Sheets from trading liabilities to long term borrowings to correct their classification. This reclassification amounted to $3.0 billion at December 31, 2004. The associated interest charge was also reclassified from principal transactions revenues to interest expense. The amounts reclassified to interest expense were not material to the Consolidated Statements of Earnings.
In 2005, Merrill Lynch changed its policy for recording the changes in fair value of foreign exchange contracts used to economically hedge foreign denominated assets or liabilities that are translated at the spot rate. In prior periods, Merrill Lynch recorded the change in fair value associated with the difference between the spot translation rate and the contracted forward translation rate in interest revenue or expense, and the revaluation of the contract related to changes in the spot rate was recorded in other expense or principal transactions revenues. In 2005, Merrill Lynch changed its policy to record the entire change in fair value for these contracts in other revenues in the Consolidated Statements of Earnings. Merrill Lynch made a similar change to the classification of foreign exchange contracts that qualified as hedges of a net investment in a foreign operation under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In prior periods, changes in the fair value of the hedge instruments that are associated with the difference between the spot translation rate and the contracted forward translation rate (i.e., the ineffectiveness) were recorded in interest revenue or expense. Consistent with the above change, these amounts are now reflected in other revenues. Merrill Lynch believes this accounting presentation is more appropriate as it more accurately reflects the overall changes in the fair value of the contracts. In addition, in prior periods the changes related to the translation of foreign-denominated assets and liabilities were recorded in other expense; these amounts have now been reclassified to other revenues. All prior periods presented have been reclassified to conform to the current period presentation. The amounts reclassified to other revenues were not material to the Consolidated Statements of Earnings.
Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates regarding:
•	Valuations of assets and liabilities requiring fair value estimates including:
•	Trading inventory and investment securities;

•	Private equity investments;

•	Loans and allowance for loan losses;
•	The outcome of litigation;

•	The realization of deferred taxes and tax reserves;

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
Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Consolidated Financial Statements, and it is possible that such changes could occur in the near term. A discussion of certain areas in which estimates are a significant component of the amounts reported in the Consolidated Financial Statements follows:

Merrill Lynch 2005 Annual Report

Trading Assets and Liabilities
Trading assets and liabilities are accounted for at fair value with realized and unrealized gains and losses reported in earnings. Fair values of trading securities are based on quoted market prices, pricing models (utilizing indicators of general market conditions and other economic measurements), or management’s estimates of amounts to be realized on settlement, assuming current market conditions and an orderly disposition over a reasonable period of time. Estimating the fair value of certain illiquid securities requires significant management judgment. Merrill Lynch values trading security assets at the institutional bid price and recognizes bid-offer revenues when assets are sold. Trading security liabilities are valued at the institutional offer price and bid-offer revenues are recognized when the positions are closed.
Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a third-party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or Merrill Lynch’s own credit ratings, as appropriate. Obtaining the fair value for OTC derivatives contracts requires the use of management judgment and estimates.
New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the results of operations reported in the Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark-to-market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models based on experience to correlate more closely to the market risk of these instruments. Unrealized gains at the inception of the derivative contract are not recognized unless the valuation model incorporates significant observable market inputs.
Valuation adjustments are an integral component of the fair valuation process and may be taken where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality or concentration or market liquidity) requires the valuation to be based on more than simple application of the pricing models.
Investment Securities
ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities, which are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. Those securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and marked to fair value through earnings. All other qualifying securities are classified as available-for-sale with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.
Investment securities are reviewed for other-than-temporary impairment on a quarterly basis. The determination of other-than-temporary impairment will often depend on several factors, including the severity and duration of the decline in value of the investment securities and the financial condition of the issuer, and requires judgment. To the extent that Merrill Lynch has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment, no impairment charge will be recognized.
Restricted Investments
Merrill Lynch holds investments that may have quoted market prices but that are subject to restrictions (e.g., requires consent of the issuer or other investors to sell) that may limit Merrill Lynch’s ability to realize the quoted market price. Restricted investments may be recorded in either trading assets or investment securities. Merrill Lynch estimates the fair value of these securities taking into account the restrictions using pricing models based on projected cash flows, earnings multiples, comparisons based on similar transactions, and/or review of underlying financial conditions and other market factors. Such estimation may result in a fair value for a security that is less than its quoted market price.

Private Equity Investments
Certain private equity investments are held at fair value. Private equity investments held by non-broker-dealer subsidiaries, which have defined exit strategies and are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”) and carried at fair value. Investments are initially carried at original cost, and are adjusted when changes in the underlying fair values are readily ascertainable, generally based on observable evidence.
Loans and Allowance for Loan Losses
Certain loans held by Merrill Lynch are carried at fair value or lower of cost or market (“LOCOM”) and estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using market price quotations or previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics. For Merrill Lynch’s variable-rate loan receivables, carrying value approximates fair value.
Loans held for investment are carried at cost, less a provision for loan losses. This provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred loan losses. Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages or quoted market prices for securities, or estimates of fair value for other assets. Management’s estimates of loan losses include considerable judgment about collectibility based on available facts and evidence at the balance sheet date, and the uncertainties inherent in those assumptions. While management uses the best information available on which to base its estimates, future adjustments to the allowance may be necessary based on changes in the economic environment or variances between actual results and the original assumptions used by management.
Legal and Other Reserves
Merrill Lynch is a party in various actions, some of which involve claims for substantial amounts. Amounts are accrued for the financial resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the litigation has been commenced, in which case no accrual is made until that time. Accruals are subject to significant estimation by management with input from outside counsel.
Income Taxes
Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Merrill Lynch assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized as discussed in SFAS No. 109, Accounting for Income Taxes. See Note 15 to the Consolidated Financial Statements for further discussion of income taxes.
Variable Interest Entities
In the normal course of business, Merrill Lynch enters into a variety of transactions with VIEs. The applicable accounting guidance requires Merrill Lynch to perform a qualitative and/or quantitative analysis of a VIE to determine whether it is the primary beneficiary of the VIE and therefore must consolidate the VIE. In performing this analysis, Merrill Lynch makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. It should also be noted that although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is not required. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by Merrill Lynch. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.
Impairment of Goodwill and Other Intangibles
SFAS No. 142, Goodwill and Other Intangible Assets, requires Merrill Lynch to make certain subjective and complex judgments, including assumptions and estimates used to determine the fair value of its reporting units. The majority of Merrill Lynch’s goodwill

Merrill Lynch 2005 Annual Report

is related to the 1997 purchase of the Mercury Asset Management Group and resides in the Merrill Lynch Investment Managers (“MLIM”) segment. The fair value of the MLIM segment is measured based on a discounted expected future cash flows approach. The estimates used in preparing these cash flows are based upon historical experience, current knowledge, and available external information about future trends.
Employee Stock Options
The fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. The Black-Scholes model takes into account the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends, and the risk-free interest rate for the expected term of the option. Judgment is required in determining certain of the inputs to the model. The expected life of the option is based on an analysis of historical employee exercise behavior. The expected volatility is based on Merrill Lynch’s historical monthly stock price volatility for the same number of months as the expected life of the option. The fair value of the option estimated at grant date is not adjusted for subsequent changes in assumptions.
Insurance Reserves and Deferred Acquisition Costs Relating to Insurance Policies
Merrill Lynch records reserves related to life insurance and annuity contracts. Included in these reserves is a mortality reserve that is determined by projecting expected guaranteed benefits under multiple scenarios. Merrill Lynch uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of deferred policy acquisition costs.
Merrill Lynch records deferred policy acquisition costs that are amortized in proportion to the estimated future gross profits for each group of contracts over the anticipated life of the insurance contracts, utilizing an effective yield methodology. These future gross profit estimates are subject to periodic evaluation by Merrill Lynch, with necessary revisions applied against amortization to date.
Fair Value
At December 30, 2005, $613 billion, or 90%, of Merrill Lynch’s total assets and $622 billion, or 96%, of Merrill Lynch’s total liabilities were carried at fair value or at amounts that approximate fair value. At December 31, 2004, $569 billion, or 91%, of Merrill Lynch’s total assets and $574 billion, or 96%, of Merrill Lynch’s total liabilities were carried at fair value or at amounts that approximate such values. Financial instruments that are carried at fair value include cash and cash equivalents, cash and securities segregated for regulatory purposes or deposited with clearing organizations, trading assets and liabilities, securities received as collateral and obligation to return securities received as collateral, available-for-sale and trading securities included in investment securities, certain private equity investments, certain investments of insurance subsidiaries and certain other investments.
Financial instruments recorded at amounts that approximate fair value include receivables under resale agreements, receivables under securities borrowed transactions, other receivables, payables under repurchase agreements, payables under securities loaned transactions, commercial paper and other short-term borrowings, deposits, other payables, and long-term borrowings. The fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of many of these instruments and/or their variable interest rates.
The fair value amounts for financial instruments are disclosed in each respective Note to the Consolidated Financial Statements.
Revenue Recognition
Asset management and portfolio service fees consist of:
•
Management fees, which represent a percentage of client assets under management, and are accrued ratably over the service period. Management fees are presented net of payments made to distributors of MLIM funds;

•	Account fees, which generally represent a fixed annual charge and are recognized ratably over the period in which services are provided; and

•	Performance fees, which are earned if investment performance exceeds predetermined levels, and are generally accrued based on performance to date.
Commissions revenues includes commissions, mutual fund distribution fees and contingent deferred sale charge revenue, which are all accrued as earned. Commissions revenues also includes mutual fund redemption fees, which are recognized at the time of redemption. Commissions revenues earned from certain customer equity transactions are recorded net of related brokerage, clearing and exchange fees.
Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Realized gains and losses are recognized on a trade date basis.

Investment banking revenues include underwriting revenues and fees for merger and acquisition advisory services, which are accrued when services for the transactions are substantially completed. Transaction-related expenses are deferred to match revenue recognition. Investment banking and advisory services revenues are presented net of transaction-related expenses.
Revenues from consolidated investments and expenses of consolidated investments are related to investments that are consolidated under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and FIN 46R. Expenses of consolidated investments primarily consist of minority interest expense and cost of goods sold related to manufacturing entities that are consolidated and are part of Merrill Lynch’s private equity and principal investment activities.
Balance Sheet Captions
The following are descriptions of specific balance sheet captions. Refer to the related Notes to the Consolidated Financial Statements for additional information.
Cash and Cash Equivalents
Merrill Lynch defines cash equivalents as short-term, highly liquid securities, federal funds sold, and interest-earning deposits with maturities, when purchased, of 90 days or less, that are not used for trading purposes.
Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations
Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) in the United States and the Financial Services Authority (“FSA”) in the United Kingdom to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities.
Securities Financing Transactions
Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers (also referred to as “matched-book transactions”), and earn residual interest rate spreads, obtain securities for settlement and finance inventory positions. Merrill Lynch also engages in securities financing for customers through margin lending (see the customer receivables and payables section).
Resale and repurchase agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and Merrill Lynch may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.
Substantially all repurchase and resale activities are transacted under master netting agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale agreement balances with the same counterparty on the Consolidated Balance Sheets.
Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC.
Securities borrowed and loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. Although substantially all securities borrowing and lending activities are transacted under master netting agreements, such receivables and payables with the same counterparty are not offset on the Consolidated Balance Sheets.
All firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets and investment securities on the Consolidated Balance Sheets.

Merrill Lynch 2005 Annual Report

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheets, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Consolidated Balance Sheets result from non-cash transactions.
Trading Assets and Liabilities
Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (such as securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section for additional information on accounting policy for derivatives. Trading assets and trading liabilities also include commodities inventory.
Trading securities and other cash instruments (e.g., loans held for trading purposes) are recorded on a trade date basis at fair value. Included in trading liabilities are securities that Merrill Lynch has sold but did not own and will therefore be obligated to purchase at a future date (“short sales”). Commodities inventory is recorded at the lower of cost or market value. Changes in fair value of trading assets and liabilities (i.e., unrealized gains and losses) are recognized as principal transactions revenues in the current period. Realized gains and losses and any related interest amounts are included in principal transactions revenues and interest revenues and expenses, depending on the nature of the instrument.
Fair values of trading assets and liabilities are based on quoted market prices, pricing models (utilizing indicators of general market conditions or other economic measurements), or management’s best estimates of amounts to be realized on settlement, assuming current market conditions and an orderly disposition over a reasonable period of time. As previously noted, estimating the fair value of certain trading assets and liabilities requires significant management judgment.
Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures. See Note 6 to the Consolidated Financial Statements for further information.
Accounting for Derivatives and Hedging Activities
SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement.
The accounting for changes in fair value of a derivative instrument depends on its intended use and if it is designated and qualifies as an accounting hedging instrument.
Merrill Lynch enters into derivatives to facilitate client transactions, for proprietary trading and financing purposes, and to manage its risk exposures arising from trading assets and liabilities. Derivatives entered into for these purposes are recognized at fair value on the Consolidated Balance Sheets as trading assets and liabilities in contractual agreements and the change in fair value is reported in current period earnings as principal transactions revenues.
Merrill Lynch also enters into derivatives in order to manage its risk exposures arising from assets and liabilities not carried at fair value as follows:
1.
Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable payments

•	Change the underlying interest rate basis or reset frequency

•	Change the settlement currency of a debt instrument.
2.	Merrill Lynch enters into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios.

3.	Merrill Lynch enters into fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities.

4.
Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures and forwards to manage the price risk of certain commodity inventory.
Derivatives entered into by Merrill Lynch to hedge its funding, marketable investment securities and net investments in foreign subsidiaries are reported at fair value in other assets or interest and other payables in the Consolidated Balance Sheets at December 30, 2005 and December 31, 2004. Derivatives used to hedge commodity inventory are included in trading assets and trading liabilities on the Consolidated Balance Sheets at December 30, 2005 and December 31, 2004.
Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated, on the date they are entered into, as either:
1.
A hedge of the fair value of a recognized asset or liability (“fair value” hedge). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest revenue or expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.
A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive loss until earnings are affected by the variability of cash flows of the hedged asset or liability (e.g., when periodic interest accruals on a variable-rate asset or liability are recorded in earnings).

3.
A hedge of a net investment in a foreign operation. Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within accumulated other comprehensive loss. Changes in the fair value of the hedge instruments that are associated with the difference between the spot translation rate and the forward translation rate are recorded in current period earnings in other revenues.

Merrill Lynch formally assesses, both at the inception of the hedge and on an ongoing basis, whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, Merrill Lynch discontinues hedge accounting. Under the provisions of SFAS No. 133, 100% hedge effectiveness is assumed for those derivatives whose terms meet the conditions of SFAS No. 133 “short-cut method.”
As noted above, Merrill Lynch enters into fair value hedges of interest rate exposure associated with certain investment securities and debt issuances. Merrill Lynch uses interest rate swaps to hedge this exposure. Hedge effectiveness testing is required for certain of these hedging relationships on a quarterly basis. Merrill Lynch assesses effectiveness on a prospective basis by comparing the expected change in the price of the hedge instrument to the expected change in the value of the hedged item under various interest rate shock scenarios. In addition, Merrill Lynch assesses effectiveness on a retrospective basis using the Dollar-Offset ratio approach. When assessing hedge effectiveness, there are no attributes of the derivatives used to hedge the fair value exposure that are excluded from the assessment. In addition, the amount of hedge ineffectiveness on fair value hedges reported in earnings was not material for all periods presented. Merrill Lynch also enters into fair value hedges of commodity price risk associated with certain commodity inventory. For these hedges, Merrill Lynch assesses effectiveness on a prospective and retrospective basis using regression techniques. The difference between the spot rate and the contracted forward rate which represents the time value of money is excluded from the assessment of hedge effectiveness and is recorded in principal transactions. The amount of hedge ineffectiveness on these fair value hedges reported in earnings was not material for all periods presented.
The majority of deferred net gains (losses) on derivative instruments designated as cash flow hedges that were in accumulated other comprehensive loss at December 30, 2005 are expected to be reclassified into earnings over the next three years. The amount of ineffectiveness related to these hedges reported in earnings was not material for all periods presented.
For the years ended 2005 and 2004, respectively, $731 million and $458 million of net losses related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in accumulated other comprehensive loss on the Consolidated Balance Sheets. These amounts were substantially offset by net gains on the hedged investments.

Merrill Lynch 2005 Annual Report

Changes in the fair value of derivatives that are economically used to hedge non-trading assets and liabilities, but that do not meet the criteria in SFAS No. 133 to qualify as an accounting hedge, are reported in current period earnings as either principal transactions revenues, other revenues or expenses, or interest revenues or expenses, depending on the nature of the transaction.
Embedded Derivatives
Merrill Lynch issues debt and certificates of deposit whose coupons or repayment terms are linked to the performance of debt or equity securities, indices or currencies. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” These debt instruments are assessed to determine if the embedded derivative requires separate reporting and accounting, and if so, the embedded derivative is accounted for at fair value and reported in long-term borrowings or deposits on the Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the embedded derivative and related economic hedges are reported in principal transactions revenues. Separating an embedded derivative from its host contract requires careful analysis, judgment, and an understanding of the terms and conditions of the instrument.
Merrill Lynch may also purchase financial instruments that contain embedded derivatives. These instruments may be part of either trading inventory or trading marketable investment securities. These instruments are generally accounted for at fair value in their entirety; the embedded derivative is not separately accounted for, and all changes in fair value are reported in principal transactions revenues.
Derivatives that Contain a Significant Financing Element
In the ordinary course of trading activities, Merrill Lynch enters into certain transactions that are documented as derivatives where a significant cash investment is made by one party. These transactions can be in the form of simple interest rate swaps where the fixed leg is prepaid or may be in the form of equity-linked or credit-linked transactions where the initial investment equals the notional amount of the derivative. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain derivative instruments entered into or modified after June 30, 2003 that contain a significant financing element at inception and where Merrill Lynch is deemed to be the borrower, are included in financing activities in the Consolidated Statements of Cash Flows. Prior to July 1, 2003, the activity associated with such derivative instruments is included in operating activities in the Consolidated Statements of Cash Flows. In addition, the cash flows from all other derivative transactions that do not contain a significant financing element at inception are included in operating activities.
Investment Securities
Investment securities consist of marketable investment securities, investments of Merrill Lynch insurance subsidiaries, and other investments.
Marketable Investment Securities
ML & Co. and certain of its non-broker-dealer subsidiaries hold debt and equity investments, which are primarily classified as available-for-sale.
Debt and marketable equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on these securities are reported in stockholders’ equity as a component of accumulated other comprehensive loss, net of income taxes and other related items. However, to the extent that Merrill Lynch enters into interest rate swaps to hedge the interest rate exposure of certain available-for-sale investment securities, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the investment security, are recorded in current period earnings as interest revenue or expense. (Refer to the Derivatives section for additional information.) Any unrealized losses deemed other-than-temporary are included in current period earnings.
Debt securities that Merrill Lynch has the positive intent and ability to hold to maturity are classified as held-to-maturity. These investments are recorded at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. The amortization of premiums or accretion of discounts and any unrealized losses deemed other-than-temporary are included in current period earnings.
Debt and marketable equity securities purchased principally for the purpose of resale in the near term are classified as trading investments and are reported at fair value. Unrealized gains or losses on these investments are included in current period earnings.
Realized gains and losses on all investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the average cost method.
Investments of Insurance Subsidiaries and Related Liabilities
Insurance liabilities are future benefits payable under annuity and life insurance contracts and include deposits received plus interest credited during the contract accumulation period, the present value of future payments for contracts that have annuitized, and a mortality provision for certain products. Certain policyholder liabilities are also adjusted for those investments classified as available-for-sale. Liabilities for unpaid claims consist of the mortality benefit for reported claims and an estimate of unreported claims based upon actual and projected experience for each contract type.
Substantially all security investments of insurance subsidiaries are classified as available-for-sale and recorded at fair value. These investments support Merrill Lynch’s in-force, universal life-type contracts. Merrill Lynch records adjustments to deferred policy acquisition costs and policyholder account balances which, when combined, are equal to the gain or loss that would have been recorded if those available-for-sale investments had been sold at their estimated fair values and the proceeds reinvested at current yields. The corresponding credits or charges for these adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss, net of applicable income taxes.
Certain variable costs related to the sale or acquisition of new and renewal insurance contracts have been deferred, to the extent deemed recoverable, and amortized over the estimated lives of the contracts in proportion to the estimated gross profit for each group of contracts.
Other Investments
Other investments primarily consist of private equity investments. Refer to Note 5 to the Consolidated Financial Statements for further information.
Other Receivables and Payables
Customer Receivables and Payables
Customer securities transactions are recorded on a settlement date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of Merrill Lynch customers. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the Consolidated Balance Sheets.
Brokers and Dealers Receivables and Payables
Receivables from brokers and dealers include amounts receivable for securities not delivered by Merrill Lynch to a purchaser by the settlement date (“fails to deliver”), margin deposits, commissions, and net receivables arising from unsettled trades. Payables to brokers and dealers include amounts payable for securities not received by Merrill Lynch from a seller by the settlement date (“fails to receive”). Brokers and dealers receivables and payables also include amounts related to futures contracts on behalf of Merrill Lynch customers as well as net payables and receivables from unsettled trades.
Interest and Other Receivables and Payables
Interest and other receivables include interest receivable on corporate and governmental obligations, customer or other receivables, and stock-borrowed transactions. Also included are receivables from income taxes, underwriting and advisory fees, commissions and fees, and other receivables. Interest and other payables include interest payable for stock-loaned transactions, and short-term and long-term borrowings. Also included are amounts payable for employee compensation and benefits, income taxes, minority interest, non-trading derivatives, dividends, other reserves, and other payables.
Loans, Notes, and Mortgages, Net
Merrill Lynch’s lending and related activities include loan originations, syndications, and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading and margin lending (see trading assets and liabilities and customer receivables and payables sections, respectively). Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale.
Loans held for investment purposes include:
•	commercial loans

•	small business loans and some consumer loans

•	certain residential mortgage loans.
These loans are carried at their principal amount outstanding. An allowance for loan losses is established through provisions that are based on management’s estimate of probable incurred losses. Loans are charged off against the allowance for loan losses when management determines that the loan is uncollectible. The loan loss provision related to loans held for investment is included in interest revenue in the Consolidated Statements of Earnings. In general, loans are evaluated for impairment when they are greater than 90 days past due or exhibit credit quality weakness. Loans are considered impaired when it is probable that Merrill Lynch will not be able to collect all principal and interest due from the borrower. All payments received on impaired loans are applied to principal until the principal balance has been reduced to a level where collection of the remaining recorded investment is not in doubt. Typically, when collection of principal on an impaired loan is not in doubt, contractual interest will be credited to interest income when received.

Merrill Lynch 2005 Annual Report

Loans held for sale include:
•	commercial loans that are in the process of being syndicated

•	certain purchased automobile loans

•	certain residential mortgage loans which are typically sold via securitization.
These loans are reported at LOCOM. Declines in the carrying value of loans held for sale are included in other revenues in the Consolidated Statements of Earnings.
Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with financing arrangements are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes highly probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings.
Separate Accounts Assets and Liabilities
Merrill Lynch maintains separate accounts representing segregated funds held for purposes of funding variable life and annuity contracts. The separate accounts assets are not subject to general claims of Merrill Lynch. These accounts and the related liabilities are recorded as separate accounts assets and separate accounts liabilities on the Consolidated Balance Sheets.
Absent any contract provision wherein Merrill Lynch guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to separate accounts assets supporting variable life and annuity contracts accrue directly to the contract owner and are not reported as revenue in the Consolidated Statements of Earnings. Mortality, policy administration and withdrawal charges associated with separate accounts products are included in other revenues in the Consolidated Statements of Earnings.
Equipment and Facilities
Equipment and facilities consist primarily of technology hardware and software, leasehold improvements, and owned facilities. Equipment and facilities are reported at historical cost, net of accumulated depreciation and amortization, except for land, which is reported at historical cost.
Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over its estimated useful life, while leasehold improvements are amortized over the lesser of the improvement’s estimated economic useful life or the term of the lease. Maintenance and repair costs are expensed as incurred.
Included in the occupancy and related depreciation expense category was depreciation and amortization of $200 million, $198 million, and $209 million in 2005, 2004, and 2003, respectively. Depreciation and amortization recognized in the communications and technology expense category was $273 million, $308 million, and $361 million for 2005, 2004, and 2003, respectively.
Qualifying costs incurred in the development of internal-use software are capitalized when costs exceed $5 million and are amortized over the useful life of the developed software, generally not exceeding three years.
Goodwill and Other Intangibles
In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested annually (or more frequently under certain conditions) for impairment. Other intangible assets are amortized over their useful lives.
As of December 30, 2005, goodwill and other intangible assets of $6,035 million was comprised of net goodwill of $5,803 million and net intangible assets of $232 million. As of December 31, 2004, goodwill and other intangible assets of $6,162 million was comprised of net goodwill of $6,035 million and net intangible assets of $127 million. There were no intangible assets that were considered to be indefinite-lived at December 30, 2005 and December 31, 2004. The majority of the goodwill, and related accumulated amortization, is denominated in sterling, and as a result has changed from 2004 due to exchange rate changes. Goodwill and other intangibles also includes the impact of the acquisition of The Advest Group, Inc. (“Advest”) in 2005, as well as goodwill and other intangibles from other smaller acquisitions. Refer to Note 17 to the Consolidated Financial Statements for further information.
Accumulated amortization of goodwill and other intangible assets amounted to $1,076 million and $1,124 million at year-end 2005 and 2004, respectively. The change is primarily due to changes in exchange rates.

Merrill Lynch has reviewed its goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting units to which goodwill relates exceeded the carrying value of such reporting units. Accordingly, no goodwill impairment loss has been recognized. The majority of the goodwill is related to the 1997 purchase of the Mercury Asset Management Group and was tested for impairment at the MLIM segment level since this business has been fully integrated into MLIM.
Other Assets
Other assets includes unrealized gains on derivatives used to hedge Merrill Lynch’s non-trading borrowing and investing activities. All of these derivatives are recorded at fair value with changes reflected in earnings or accumulated other comprehensive loss (refer to the Derivatives section for more information). Other assets also includes prepaid pension expense related to plan contributions in excess of obligations, other prepaid expenses, and other deferred charges. Refer to Note 13 to the Consolidated Financial Statements for further information.
In addition, real estate purchased for investment purposes is also included in this category. Real estate held in this category may be classified as either held and used or held for sale depending on the facts and circumstances. Real estate held and used is valued at cost, less depreciation, and real estate held for sale is valued at the lower of cost or fair value, less estimated cost to sell.
Commercial Paper and Short- and Long-Term Borrowings
Merrill Lynch’s unsecured general-purpose funding is principally obtained from medium-term and long-term borrowings. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair-value hedges.
Merrill Lynch is an issuer of debt whose coupons or repayment terms are linked to the performance of equity, debt, a basket of securities or other indices. These debt instruments must be separated into a debt host and an embedded derivative if the derivative is not considered clearly and closely related under the criteria established in SFAS No. 133. Embedded derivatives are recorded at fair value and changes in fair value are reflected in earnings. Beginning in 2004, in accordance with SEC guidance, Merrill Lynch amortizes any observable upfront profit associated with the embedded derivative into income as a yield adjustment over the life of the related debt instrument or certificate of deposit. This resulted in deferred revenue, net of related amortization, of $126 million and $184 million for the years ended December 30, 2005 and December 31, 2004, respectively. See the Embedded Derivatives section above for additional information.
Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See the Derivatives section for additional information on accounting policy for derivatives.
Deposits
Savings deposits are interest-bearing accounts that have no maturity or expiration date, whereby the depositor is not required by the deposit contract, but may at any time be required by the depository institution, to give written notice of an intended withdrawal not less than seven days before withdrawal is made. Time deposits are accounts that have a stipulated maturity and interest rate. Depositors holding time deposits may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these time deposits. See the Derivatives section above for additional information.
Stock-Based Compensation
Merrill Lynch accounts for stock-based compensation in accordance with the fair value method in SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. The unamortized portion of the grant value for certain of these plans is reflected as a reduction of stockholders’ equity in unamortized employee stock grants on the Consolidated Balance Sheets. See Note 14 to the Consolidated Financial Statements for additional disclosures related to stock-based compensation.
Income Taxes
ML & Co. and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Certain other Merrill Lynch entities file tax returns in their local jurisdictions.
Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Deferred tax assets and liabilities are included in interest and other receivables and interest and other payables, respectively, on the Consolidated

Merrill Lynch 2005 Annual Report

Balance Sheets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 15 to the Consolidated Financial Statements for further information.
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement will be effective for Merrill Lynch beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch is currently assessing the impact and timing of adoption of the proposed guidance.
In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high loan-to-value (“LTV”) ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. Merrill Lynch adopted the provisions of this guidance in the fourth quarter of 2005. See Note 8 to the Consolidated Financial Statements for this disclosure.
In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which in conjunction with the Emerging Issues Task Force (“EITF”) 03-1 resulted in additional disclosures for securities in an unrealized loss position effective for year-end 2003. Merrill Lynch previously implemented the disclosure requirements of EITF 03-1 in its December 26, 2003 Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for additional information.
In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.
On December 21, 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The FSP provides guidance on the impact of the new tax law’s one-time deduction for qualifying repatriations of foreign earnings made in 2005. The deduction can result in a lower tax rate on repatriation of certain foreign earnings, where deferred taxes were previously established. To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently reinvested, no deferred U.S. federal income taxes have been provided. Accordingly, net earnings in 2005 included tax expense of $97 million ($113 million of tax expense recorded in the fourth quarter, less a $16 million tax benefit recorded in the second quarter), associated with the foreign earnings repatriation of $1.8 billion.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). In April 2005, the SEC delayed the effective date for SFAS No. 123R until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. Merrill Lynch adopted the provisions of SFAS No. 123 in the first quarter of 2004. Under the provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award. Merrill Lynch recognizes expense over the vesting period stipulated in the grant for all employees. Such employees include those that have satisfied retirement eligibility criteria but are subject to a non-compete agreement that applies from the date of retirement through each application vesting period. Should a retirement-eligible employee actually leave Merrill Lynch, all previously unvested awards are immediately charged to expense. SFAS No. 123R clarifies and amends the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, attributing compensation cost to service periods and accounting for forfeitures of awards. Merrill Lynch currently expects that the impact of adopting SFAS No. 123R will reduce after-tax net income by approximately $350 million in the first quarter of 2006. See Note 14 to the Consolidated Financial Statements for further information on share-based compensation arrangements.

In December of 2003, the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses revenue recognition and impairment assessments for certain loans and debt securities that were purchased at a discount that was at least in part due to credit quality. SOP 03-3 states that where expected cash flows from the loan or debt security can be reasonably estimated, the difference between the purchase price and the expected cash flows (i.e., the “accretable yield”) should be accreted into income. In addition, the SOP prohibits the recognition of an allowance for loan losses on the purchase date. Further, the SOP requires that the allowance for loan losses be supported through a cash flow analysis, on either an individual or on a pooled basis, for all loans that fall within the scope of the guidance. Merrill Lynch adopted SOP 03-3 as of the beginning of fiscal year 2005. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements.
On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) that was signed into law on December 8, 2003. The Act allows for a tax-free government subsidy to employers providing “actuarially equivalent” prescription drug benefits to its Medicare eligible retirees. Management concluded that the benefits provided under Merrill Lynch’s plan are “actuarially equivalent” to Medicare Part D and qualify for the subsidy provided by the Act. Effective for the third quarter of 2004, Merrill Lynch adopted FSP 106-2 using the prospective application method. As a result, Merrill Lynch’s accumulated postretirement benefit obligation has been reduced by approximately $45 million and the net periodic postretirement benefit cost for the third and fourth quarters of 2004 decreased by $2.6 million.

NOTE 2	Subsequent Events
On February 15, 2006, Merrill Lynch announced that it had signed a definitive agreement under which it would transfer its MLIM investment management business to BlackRock, Inc. (“BlackRock”) in exchange for a 49.8% interest in the combined firm, including a 45% voting interest. Based on the value of this transaction at the time of the announcement, it is expected to result in an after-tax gain to Merrill Lynch upon closing of over $1 billion. This transaction is expected to close during the third quarter of 2006. The actual gain will be contingent upon BlackRock’s share price at closing, as well as closing adjustments. Merrill Lynch plans to account for its investment in BlackRock under the equity method of accounting. Refer to Note 3 to the Consolidated Financial Statements for further information on MLIM.
On February 16, 2006, Merrill Lynch entered into agreements-in-principle settling 23 class actions that challenged the objectivity of Merrill Lynch’s research recommendations related to securities of Internet companies. As a result of this settlement and an accrual for other litigation-related matters in accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch has recorded a pre-tax charge of $170 million ($102 million after-tax, and $0.11 per diluted share). This amount has been included in the Consolidated Statements of Earnings in other expenses. See Note 12 to the Consolidated Financial Statements for information regarding this and other litigation matters.

NOTE 3	Segment and Geographic Information
Segment Information
In reporting to management during 2005, Merrill Lynch’s operating results were categorized into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Prior period amounts have been reclassified to conform to the current period presentation.
The principal methodology used in preparing the segment results in the table that follows is:
•	Revenues and expenses are assigned to segments where directly attributable.

•
Principal transactions, net interest and investment banking revenues and related costs resulting from the client activities of GPC are allocated among GMI and GPC based on production credits, share counts, trade counts, and other measures which estimate relative value.

•	MLIM receives a net advisory fee from GPC relating to certain MLIM-branded products offered through GPC’s 401(k) product offering.

•	Revenues and expenses related to mutual fund shares bearing a contingent deferred sales charge are reflected in segment results as if MLIM and GPC were unrelated entities.

•	Interest (cost of carry) is allocated based on management’s assessment of the relative liquidity of segment assets and liabilities.

Merrill Lynch 2005 Annual Report

•
Acquisition financing costs, other corporate interest and September 11-related expenses are not attributed to segments because management excludes these items from segment operating results in evaluating segment performance. The elimination of inter-segment revenues and expenses is also included in Corporate items.

•	Residual expenses (i.e., those related to overhead and support units) are attributed to segments based on specific methodologies (e.g., headcount, square footage, intersegment agreements).
Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to the consolidated net revenues and pre-tax earnings:

				Corporate Items
				(including
				intersegment
(dollars in millions)	GMI	GPC	MLIM	eliminations)		Total

2005
Non-interest revenues	$10,325	$9,069	$1,780	$38	(1)	$21,212
Net interest profit(2)	3,544	1,695	27	(469)	(3)	4,797

Net revenues	13,869	10,764	1,807		(431)	26,009
Non-interest expenses	8,841	8,587	1,221	129	(1)	18,778

Pre-tax earnings (loss)	$5,028	$2,177	$586		$(560)	$7,231

Year-end total assets	$590,054	$76,908	$7,470	$6,583		$681,015

2004
Non-interest revenues	$7,519	$8,547	$1,567	$(3	)(1)	$17,630
Net interest profit(2)	3,544	1,280	13	(408	)(3)	4,429

Net revenues	11,063	9,827	1,580		(411)	22,059
Non-interest expenses	7,194	7,954	1,120	(45	)(1)	16,223

Pre-tax earnings (loss)	$3,869	$1,873	$460		$(366)	$5,836

Year-end total assets	$537,124	$74,849	$9,415	$6,710		$628,098

2003
Non-interest revenues	$7,280	$7,639	$1,356	$(8	)(1)	$16,267
Net interest profit(2)	2,737	1,259	6	(369	) (3)	3,633

Net revenues	10,017	8,898	1,362		(377)	19,900
Non-interest expenses	6,246	7,369	1,101	(36	) (1)	14,680

Pre-tax earnings (loss)	$3,771	$1,529	$261		$(341)	$5,220

Year-end total assets	$392,853	$75,089	$6,913	$5,378		$480,233

(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of Trust Originated Preferred Securities (“TOPrSSM”).
Geographic Information
Merrill Lynch operates in both U.S. and non-U.S. markets. Merrill Lynch’s non-U.S. business activities are conducted through offices in four regions:
•	Europe, Middle East, and Africa;

•	Pacific Rim;

•	Latin America; and

•	Canada.
The principal methodology used in preparing the geographic data in the table that follows is:
•	Revenue and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense;

•	Earnings before income taxes include the allocation of certain shared expenses among regions; and

•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings:

(dollars in millions)	2005	2004	2003

Net revenues
Europe, Middle East, and Africa	$4,860	$3,392	$3,350
Pacific Rim	2,725	2,351	2,040
Latin America	823	664	562
Canada	230	248	224

Total Non-U.S.	8,638	6,655	6,176
United States	17,802	15,815	14,101
Corporate	(431)	(411)	(377)

Total	$26,009	$22,059	$19,900

Earnings (loss) before income taxes
Europe, Middle East, and Africa	$1,374	$632	$835
Pacific Rim	973	885	789
Latin America	332	236	191
Canada	45	76	63

Total Non-U.S.	2,724	1,829	1,878
United States	5,067	4,373	3,683
Corporate	(560)	(366)	(341)

Total	$7,231	$5,836	$5,220

NOTE 4	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 30, 2005 and December 31, 2004, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $538 billion and $375 billion, respectively, and the fair value of the portion that has been sold or repledged was $403 billion and $300 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At December 30, 2005 and December 31, 2004, the fair value of collateral used for this purpose was $15.5 billion, and $12.6 billion, respectively.
Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at year-end 2005 and 2004 are as follows:

(dollars in millions)	2005	2004

Trading asset category
Corporate debt and preferred stock	$10,868	$11,248
Mortgages, mortgage-backed, and asset-backed securities	9,189	10,302
U.S. Government and agencies	6,711	9,199
Equities and convertible debentures	4,019	3,685
Non-U.S. Governments and agencies	3,547	2,031
Municipals and money markets	100	1,544

Total	$34,434	$38,009

Merrill Lynch 2005 Annual Report

NOTE 5	Investment Securities
Investment securities on the Consolidated Balance Sheets include:
•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker dealer entities, including Merrill Lynch banks and insurance subsidiaries. SFAS No. 115 investments consist of:
•
Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale;
•	Non-qualifying investments that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:
•
Private equity investments, including investments in partnerships and joint ventures. Private equity investments that Merrill Lynch holds for capital appreciation and/or current income are accounted for in accordance with the Investment Company Guide. The investments are initially carried at cost and are adjusted when changes in the underlying fair values are readily ascertainable. Merrill Lynch began applying the Investment Company Guide in the second quarter of 2005, acknowledging the growth in its private equity business. Changes in value associated with private equity investments were not material in prior periods.

Private equity investments held outside of investment companies, which are held for strategic purposes, are generally accounted for at LOCOM or under the equity method depending on Merrill Lynch’s ability to exercise significant influence.

•	Investments of insurance subsidiaries, which primarily represent insurance policy loans and are accounted for at amortized cost.

•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

•	Investments in TOPrSSM partnerships, which are deconsolidated trusts of Merrill Lynch used as part of general purpose funding and are accounted for under the equity method.
Fair value for non-qualifying investments is estimated using a number of methods, including earnings multiples, discounted cash flow analyses, and review of underlying financial conditions and other market factors. These instruments may be subject to restrictions (e.g., sale requires consent of other investors to sell) that may limit Merrill Lynch’s ability to currently realize the estimated fair value. Accordingly, Merrill Lynch’s current estimate of fair value and the ultimate realization for these instruments may differ. The fair value of other non-qualifying investment securities approximated the carrying amounts at year-end 2005 and 2004, respectively.
Investment securities reported on the Consolidated Balance Sheets at December 30, 2005 and December 31, 2004 are as follows:

(dollars in millions)	2005	2004

Investment securities
Available-for-sale(1)	$54,471	$66,224
Trading	5,666	7,736
Held-to-maturity	271	278
Non-qualifying
Equity investments	9,795	7,346
Investments of insurance subsidiaries	1,174	1,354
Deferred compensation hedges	1,457	1,419
Investments in TOPrSSM partnerships and other investments	738	978

Total	$73,572	$85,335

(1)
At December 30, 2005 and December 31, 2004, includes $4.3 billion and $6.9 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.

Investment securities accounted for under SFAS No. 115 are classified as available-for-sale, held-to-maturity, or trading as described in Note 1 to the Consolidated Financial Statements.

Information regarding investment securities subject to SFAS No. 115 follows:

	December 30, 2005				December 31, 2004
	Cost/	Gross	Gross	Estimated	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage- and asset-backed	$44,726	$80	$(400)	$44,406	$52,719	$306	$(209)	$52,816
Corporate debt	5,044	15	(37)	5,022	5,708	61	(17)	5,752
U.S. Government and agencies	2,930	1	(40)	2,891	4,315	57	(20)	4,352
Non-U.S. Governments and agencies	262	8	(1)	269	1,088	41	(1)	1,128
Other	158	6	(3)	161	263	9	(4)	268

Total debt securities	53,120	110	(481)	52,749	64,093	474	(251)	64,316
Equity securities	1,669	63	(10)	1,722	1,895	20	(7)	1,908

Total	$54,789	$173	$(491)	$54,471	$65,988	$494	$(258)	$66,224

Held-to-Maturity
Municipals	$254	$–	$–	$254	$246	$–	$–	$246
Mortgage- and asset-backed	17	–	–	17	20	–	–	20
Corporate debt	–	–	–	–	11	–	–	11
U.S. Government and agencies	–	–	–	–	1	–	–	1

Total	$271	$–	$–	$271	$278	$–	$–	$278

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 30, 2005 and December 31, 2004.

(dollars in millions)	Less than 1 Year		More than 1 Year		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Asset category	Value	Losses	Value	Losses	Value	Losses

December 30, 2005
Mortgage- and asset-backed	$20,867	$(186)	$6,843	$(158)	$27,710	$(344)
U.S. Government and agencies	2,369	(32)	228	(3)	2,597	(35)
Corporate debt	3,570	(18)	519	(17)	4,089	(35)
Non-U.S. Governments and agencies	2	–	206	(8)	208	(8)
Other	3	–	133	(3)	136	(3)

Total debt securities	26,811	(236)	7,929	(189)	34,740	(425)
Equity securities	1,278	(7)	3	(3)	1,281	(10)

Total temporarily impaired securities	$28,089	$(243)	$7,932	$(192)	$36,021	$(435)

December 31, 2004
Mortgage- and asset-backed	$23,758	$(105)	$7,408	$(109)	$31,166	$(214)
U.S. Government and agencies	2,745	(4)	1,461	(24)	4,206	(28)
Corporate debt	2,529	(13)	177	(4)	2,706	(17)
Non-U.S. Governments and agencies	77	(1)	899	(21)	976	(22)
Other	–	–	193	(3)	193	(3)

Total debt securities	29,109	(123)	10,138	(161)	39,247	(284)
Equity securities	9	(2)	19	(4)	28	(6)

Total temporarily impaired securities	$29,118	$(125)	$10,157	$(165)	$39,275	$(290)

The majority of the unrealized losses relate to mortgage- and asset-backed securities. The majority of the investments are AAA-rated debentures and mortgage-backed securities issued by U.S. agencies. These investments are not considered other-than-temporarily impaired because Merrill Lynch has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment.
During 2003, other revenues included a write-down of $114 million related to certain available-for-sale securities that were considered to be impaired on an other-than-temporary basis. Unrealized losses on these securities were previously included in accumulated other comprehensive loss. During 2003, the write-down was charged to earnings and removed from accumulated other comprehensive loss.

Merrill Lynch 2005 Annual Report

The amortized cost and estimated fair value of debt securities at December 30, 2005 by contractual maturity, for available-for-sale and held-to-maturity investments follow:

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value

Due in one year or less	$4,013	$4,007	$–	$–
Due after one year through five years	3,361	3,309	–	–
Due after five years through ten years	825	825	254	254
Due after ten years	195	202	–	–

	8,394	8,343	254	254
Mortgage- and asset-backed securities	44,726	44,406	17	17

Total(1)	$53,120	$52,749	$271	$271

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(dollars in millions)	2005	2004	2003

Proceeds	$36,574	$27,983	$56,448
Gross realized gains	411	389	709
Gross realized losses	(71)	(54)	(138)

Net unrealized losses from investment securities classified as trading included in the 2005, 2004, and 2003 Consolidated Statements of Earnings were $(13) million, $(275) million, and $(93) million, respectively.

NOTE 6	Trading Assets and Liabilities
As part of its trading activities, Merrill Lynch provides its clients with brokerage, dealing, financing, and underwriting services for a broad range of products. While trading activities are primarily generated by client order flow, Merrill Lynch also takes proprietary positions based on expectations of future market movements and conditions. Merrill Lynch’s trading strategies rely on the integrated management of its client-driven and proprietary positions, along with related hedging and financing.
Interest revenue and expense are integral components of trading activities. In assessing the profitability of trading activities, Merrill Lynch views net interest and principal transactions revenues in the aggregate.
Trading activities expose Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Specifically, the Global Liquidity and Risk Management Group (“GLRM”), along with other control units, ensures that these risks are properly identified, monitored, and managed throughout Merrill Lynch. To accomplish this, GLRM has established a risk management process that includes:
•	A formal risk governance organization that defines the oversight process and its components;

•	A regular review of the risk management process by the Audit Committee of the Board of Directors as part of their oversight role;

•	Clearly defined risk management policies and procedures supported by a rigorous analytic framework;

•	Close communication and coordination between the business, executive, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight;

•
Clearly articulated risk tolerance levels as defined by a group composed of executive management that are regularly reviewed to ensure that Merrill Lynch’s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

The risk management process, combined with GLRM’s personnel and analytic infrastructure, works to ensure that Merrill Lynch’s risk tolerance is well-defined and understood by the firm’s risk-takers as well as by its executive management. Other groups, including Corporate Audit, Finance, and the Office of the General Counsel, partner with GLRM to establish this overall risk management control process. While no risk management system can ever be absolutely complete, the goal of GLRM is to make certain that risk-related losses occur within acceptable, predefined levels.

Merrill Lynch documents its risk management objectives and strategies for undertaking various hedge transactions. The risk management objectives and strategies are monitored and managed by GLRM in accordance with established risk management policies and procedures that include risk tolerance levels.
Market Risk
Market risk is the potential change in an instrument’s value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, credit spreads, or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.
Merrill Lynch seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price, and spread movements of trading inventories and related financing and hedging activities. Merrill Lynch uses a combination of cash instruments and derivatives to hedge its market exposures. The following discussion describes the types of market risk faced by Merrill Lynch.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. Interest rate swap agreements, Eurodollar futures, and U.S. Treasury securities and futures are common interest rate risk management tools. The decision to manage interest rate risk using futures or swap contracts, as opposed to buying or selling short U.S. Treasury or other securities, depends on current market conditions and funding considerations.
Interest rate agreements used by Merrill Lynch include caps, collars, floors, basis swaps, leveraged swaps, and options. Interest rate caps and floors provide the purchaser with protection against rising and falling interest rates, respectively. Interest rate collars combine a cap and a floor, providing the purchaser with a predetermined interest rate range. Basis swaps are a type of interest rate swap agreement where variable rates are received and paid, but are based on different index rates. Leveraged swaps are another type of interest rate swap where changes in the variable rate are multiplied by a contractual leverage factor, such as four times three-month London Interbank Offered Rate (“LIBOR”). Merrill Lynch’s exposure to interest rate risk resulting from these leverage factors is typically hedged with other financial instruments.
Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. Merrill Lynch’s trading assets and liabilities include both cash instruments denominated in and derivatives linked to more than 50 currencies, including the euro, Japanese yen, British pound, and Swiss franc. Currency forwards and options are commonly used to manage currency risk associated with these instruments. Currency swaps may also be used in situations where a long-dated forward market is not available or where the client needs a customized instrument to hedge a foreign currency cash flow stream. Typically, parties to a currency swap initially exchange principal amounts in two currencies, agreeing to exchange interest payments and to re-exchange the currencies at a future date and exchange rate.
Equity Price Risk
Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. Instruments typically used by Merrill Lynch to manage equity price risk include equity options, warrants, and baskets of equity securities. Equity options, for example, can require the writer to purchase or sell a specified stock or to make a cash payment based on changes in the market price of that stock, basket of stocks, or stock index.
Credit Spread Risk
Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instrument)). Certain instruments are used by Merrill Lynch to manage this type of risk. Swaps and options, for example, can be designed to mitigate losses due to changes in credit spreads, as well as the credit downgrade or default of the issuer. Credit risk resulting from default on counterparty obligations is discussed in the Credit Risk section.
Commodity Price and Other Risks
Through its commodities business, Merrill Lynch enters into exchange-traded contracts, financially settled OTC derivatives, contracts for physical delivery and contracts providing for the transportation and/or storage rights on pipelines, power lines or storage facilities. Commodity contracts expose Merrill Lynch to the possibility that the price of the underlying commodity may rise or fall. In addition, contracts resulting in physical delivery can expose Merrill Lynch to numerous other risks, including performance risk and other delivery risks.

Merrill Lynch 2005 Annual Report

Credit Risk
Merrill Lynch is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose Merrill Lynch to default risk. Credit risk arising from changes in credit spreads was previously discussed in the Market Risk section.
Merrill Lynch has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.
In the normal course of business, Merrill Lynch executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by Merrill Lynch. These activities may expose Merrill Lynch to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, Merrill Lynch may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. Additional information about these obligations is provided in Note 12 to the Consolidated Financial Statements. In addition, Merrill Lynch seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.
Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, Merrill Lynch may purchase the underlying security in the market and seek reimbursement for losses from the counterparty.
Concentrations of Credit Risk
Merrill Lynch’s exposure to credit risk (both default and credit spread) associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions.
At December 30, 2005, Merrill Lynch’s most significant concentration of credit risk was with the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily results from trading asset and investment security positions in instruments issued by the U.S. Government and its agencies, excluding mortgage-backed securities, amounted to $11.9 billion and $18.3 billion at December 30, 2005 and December 31, 2004, respectively. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 30, 2005 and December 31, 2004 totaled $140.7 billion and $79.3 billion, respectively.
At December 30, 2005, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a U.S.-based investment company carrying a credit rating equivalent internal rating of AAA, which reflects structural seniority and other credit enhancements. Total unsecured exposure to this counterparty was approximately $2.4 billion, or 0.4% of total assets.
Merrill Lynch’s most significant industry credit concentration is with financial institutions. Financial institutions include banks, insurance companies, finance companies, investment managers, and other diversified financial institutions. This concentration arises in the normal course of Merrill Lynch’s brokerage, trading, hedging, financing, and underwriting activities. Merrill Lynch also monitors credit exposures worldwide by region. Outside the United States, financial institutions and sovereign governments represent the most significant concentrations of credit risk.
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
Derivatives
Merrill Lynch’s trading derivatives consist of derivatives provided to customers and derivatives entered into for proprietary trading strategies or risk management purposes.

Default risk on derivatives can also occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Default risk exposure varies by type of derivative. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in market value. Generally such receivables and payables are recorded in customers receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC-transacted. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances such as where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Additional information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 12 to the Consolidated Financial Statements.
Merrill Lynch generally enters into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with each of its counterparties, as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. However, the enforceability of master netting agreements under bankruptcy laws in certain countries, or in certain industries, is not free from doubt and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.
To reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agencies securities, on certain derivative transactions. In the second quarter of 2005, Merrill Lynch elected to net cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivative inventory. Refer to Basis of Presentation in Note 1 to the Consolidated Financial Statements for additional information. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. In addition to obtaining collateral, Merrill Lynch attempts to mitigate default risk on derivatives by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of the derivative contract.
Many of Merrill Lynch’s derivative contracts contain provisions that could, upon an adverse change in ML & Co.’s credit rating, trigger a requirement for an early payment or additional collateral support.

NOTE 7	Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)
Securitizations
In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, often referred to as Variable Interest Entities, or VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.
Merrill Lynch securitized assets of approximately $90.3 billion and $65.1 billion for the years ended December 30, 2005 and December 31, 2004, respectively. For the years ended December 30, 2005 and December 31, 2004, Merrill Lynch received $91.1 billion and $65.9 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $425.4 million and $456.5 million, respectively, in Merrill Lynch’s Consolidated Statements of Earnings.
In 2005 and 2004, cash inflows from securitizations related to the following asset types:

(dollars in millions)	2005	2004

Asset category
Residential mortgage loans	$57,958	$45,944
Municipal bonds	17,085	9,982
Corporate and government bonds	2,468	1,486
Commercial loans and other	13,569	8,462

	$91,080	$65,874

In certain instances, Merrill Lynch retains interests in the senior tranche, subordinated tranche, and/or residual tranche of securities issued by certain SPEs created to securitize assets. The gain or loss on the sale of the assets is determined with reference to the previous carrying amount of the financial assets transferred, which is allocated between the assets sold and the retained interests, if any, based on their relative fair value at the date of transfer.

Merrill Lynch 2005 Annual Report

Retained interests are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value initially and on an ongoing basis based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss. Retained interests held as available-for-sale are reviewed periodically for impairment.
Retained interests in securitized assets were approximately $4.0 billion and $2.0 billion at December 30, 2005 and December 31, 2004, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.
The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of December 30, 2005, arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

	Residential
	Mortgage	Municipal
(dollars in millions)	Loans	Bonds	Other

Retained interest amount	$2,933	$800	$270
Weighted average credit losses (rate per annum)	0.7%	0.0%	0.0%
Range	0.0–8.0%	0.0%	0.0–8.0%
Impact on fair value of 10% adverse change	$(27)	$–	$–
Impact on fair value of 20% adverse change	$(52)	$–	$–
Weighted average discount rate	6.7%	4.2%	5.2%
Range	0.0–50.0%	0.1–8.0%	3.6–23.2%
Impact on fair value of 10% adverse change	$(44)	$(67)	$(7)
Impact on fair value of 20% adverse change	$(82)	$(122)	$(13)
Weighted average life (in years)	4.3	1.8	4.2
Range	0.2–19.3	0.1–3.9	0.0–7.8
Weighted average prepayment speed (CPR)	21.9%	11.3% (1)	8.4%
Range	0.0–61.4%	2.0–23.9% (1)	0.0–15.0%
Impact on fair value of 10% adverse change	$(52)	$–	$(1)
Impact on fair value of 20% adverse change	$(85)	$–	$(1)

CPR=Constant Prepayment Rate
(1)	Relates to select securitization transactions where assets are prepayable.
The preceding sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks, including credit, interest rate, and prepayment risk, that are inherent in the retained interests. These hedging strategies are structured to take into consideration the hypothetical stress scenarios above such that they would be effective in principally offsetting Merrill Lynch’s exposure to loss in the event these scenarios occur.

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of December 30, 2005 are as follows:

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Credit losses (rate per annum)	0.7%	0.0%	0.0%
Weighted average discount rate	6.3%	3.8%	5.5%
Weighted average life (in years)	4.5	2.7	5.3
Prepayment speed assumption (CPR)	19.6%	9.0%	8.4%

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
The maximum payout under these liquidity and default guarantees totaled $29.9 billion and $21.3 billion at December 30, 2005 and December 31, 2004, respectively. The fair value of the guarantee approximated $14 million and $74 million at December 30, 2005 and December 31, 2004, respectively, which is reflected in the Consolidated Balance Sheets. Of these arrangements, $6.9 billion and $4.7 billion at December 30, 2005 and December 31, 2004, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 12 to the Consolidated Financial Statements.
The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of December 30, 2005 and December 31, 2004, and net credit losses for the years then ended:

	Residential
	Mortgage	Municipal
(dollars in millions)	Loans	Bonds	Other

December 30, 2005
Principal Amount Outstanding	$82,468	$19,745	$10,416
Delinquencies	39	–	–
Net Credit Losses	4	–	6

December 31, 2004
Principal Amount Outstanding	$31,541	$14,510	$3,866
Delinquencies	40	–	–
Net Credit Losses	2	–	9

Merrill Lynch 2005 Annual Report

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
QSPEs are a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R, Consolidation of Variable Interest Entities, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section of Note 12 to the Consolidated Financial Statements.
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
Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE; or is a significant variable interest holder in the VIE. These VIEs are as follows:
•
Merrill Lynch has made loans to, and/or investments in, VIEs that hold loan receivable assets and real estate, and as a result of these loans and investments, Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder. These VIEs are primarily designed to provide on- or off-balance sheet financing to clients and/or to invest in real estate. Assets held by VIEs where Merrill Lynch has provided financing and is the primary beneficiary are recorded in other assets and/or loans, notes, and mortgages in the Consolidated Balance Sheets. Assets held by VIEs where Merrill Lynch has invested in real estate partnerships and is the primary beneficiary are included in other assets. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE.

•
Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or Merrill Lynch through an enhanced yield investment security. These structures typically provide financing to Merrill Lynch and/or the investor at enhanced rates. Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE. Where Merrill Lynch is the primary beneficiary, the assets held by the VIEs are primarily included in either trading or investments.

     In 2004, Merrill Lynch entered into a transaction with an international financial institution involving VIEs that provided to Merrill Lynch a $6.25 billion secured credit facility and $500 million unsecured financing. These VIEs are also used as part of Merrill Lynch’s overall tax-planning strategies and enable Merrill Lynch to borrow at more favorable rates. Merrill Lynch consolidates the VIEs as it is deemed to be the primary beneficiary of these VIEs.

•
Merrill Lynch is the sponsor, guarantor, derivative counterparty, or liquidity and credit facility provider to certain mutual funds, investment entities, and conduits. Some of these funds provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 12 to the Consolidated Financial Statements.

     In addition, in 2005 Merrill Lynch established an asset-backed commercial paper conduit (“Conduit”) and holds a significant variable interest in the Conduit in the form of 1) a liquidity facility that protects commercial paper holders against short term changes in the fair value of the assets held by the Conduit, and 2) a credit facility to the Conduit that protects commercial paper investors against credit losses for up to 2% of the portfolio of assets held by the Conduit. The liquidity facility and credit facility is further discussed in Note 12 to the Consolidated Financial Statements.

•
In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of December 30, 2005 and December 31, 2004 the assets of the VIE totaled approximately $16 million, representing the fair value of a purchased credit default agreement, which is recorded in other assets on the Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Other Involvement with VIEs
Merrill Lynch is involved with other VIEs in which it is neither the primary beneficiary or a significant variable interest holder; rather, its involvement relates to a significant program sponsored by Merrill Lynch. Significant programs sponsored by Merrill Lynch, which are disclosed in the table below, include the following:
•
Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs.

•
Merrill Lynch has entered into transactions with VIEs in which Merrill Lynch transfers convertible bonds to the VIE and retains a call option on the underlying bonds. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option.

The following tables summarize Merrill Lynch’s involvement with the VIEs listed above as of December 30, 2005 and December 31, 2004, respectively. The table below does not include information on QSPEs. For more information on these entities (e.g. municipal bond securitizations), see the Securitizations section of this note and the Guarantees section in Note 12 to the Consolidated Financial Statements.
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

(dollars in millions)	Primary			Significant Variable		Other Involvement
	Beneficiary			Interest Holder		with VIEs
	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure	Size(4)	Exposure

December 30, 2005
Loan and Real Estate VIEs	$5,144	$5,140	$–	$116	$63	$–	$–
Tax Planning VIEs(1)(2)	29,617	8,365	5,823	5,416	2,297	–	–
Guaranteed and Other Funds	1,802	1,349	464	2,981	2,973	–	–
Credit-Linked Note and Other VIEs(3)	130	30	–	–	–	8,835	780

December 31, 2004
Loan and Real Estate VIEs	$3,550	$3,550	$–	$330	$227	$–	$–
Tax Planning VIEs(1)(2)	25,037	7,847	5,105	7,061	2,328	–	–
Guaranteed and Other Funds	1,254	1,054	245	–	–	–	–
Credit-Linked Note and Other VIEs(3)	16	16	–	–	–	9,061	536

(1)
Recourse to Merrill Lynch associated with Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made by Merrill Lynch to the investors in the VIEs.

(2)
The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made by Merrill Lynch to investors in the VIEs.

(3)
The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position as of December 30, 2005 and December 31, 2004, respectively.

(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Merrill Lynch 2005 Annual Report

NOTE 8	Loans, Notes, and Mortgages and Related Commitments to Extend Credit
Loans, notes, and mortgages and related commitments to extend credit at December 30, 2005 and December 31, 2004, are presented below. This disclosure includes commitments to extend credit that may result in loans held for investment and loans held for sale.

	Loans		Commitments(1)
(dollars in millions)	2005	2004	2005(2)(3)	2004(3)

Consumer and small- and middle-market business:
Mortgages	$18,172	$17,439	$6,376	$4,735
Small- and middle-market business	4,994	6,450	3,062	3,780
Other	2,558	3,545	75	396
Commercial:
Secured	36,571	23,675	34,583	26,046
Unsecured investment grade	3,283	1,444	22,061	15,333
Unsecured non-investment grade	869	992	980	1,549

	66,447	53,545	67,137	51,839
Allowance for loan losses	(406)	(283)	–	–
Reserve for lending-related commitments	–	–	(281)	(188)

Total, net	$66,041	$53,262	$66,856	$51,651

(1)
Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.

(2)	See Note 12 to the Consolidated Financial Statements for a maturity profile of these commitments.
(3)
In addition to the loan origination commitments included in the table above, at December 30, 2005, Merrill Lynch entered into agreements to purchase $96 million of loans that, upon settlement date, are likely to be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $326 million at December 31, 2004. See Note 12 to the Consolidated Financial Statements for further information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)	2005	2004	2003

Allowance for loan losses at beginning of year	$283	$318	$285
Provision for loan losses	200	174	76
Charge-offs	(88)	(209)	(46)
Recoveries	12	4	3

Net charge-offs	(76)	(205)	(43)
Other	(1)	(4)	–

Allowance for loan losses at end of year	$406	$283	$318

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 258,000 individual loans at December 30, 2005, and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at year-end 2005 consisted of approximately 9,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, and other loans to businesses. The principal balance of nonaccrual loans was $256 million at December 30, 2005 and $282 million at December 31, 2004. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases, Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $7.9 billion and $6.0 billion at December 30, 2005 and December 31, 2004, respectively. For information on credit risk management see Note 6 to the Consolidated Financial Statements.
The above amounts include $12.3 billion and $9.0 billion of loans held for sale at December 30, 2005 and December 31, 2004, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At December 30, 2005, such loans consisted of $3.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $8.9 billion of commercial loans, approximately 22% of which are to investment grade counterparties. At December 31, 2004, such loans consisted of $4.7 billion of consumer loans, primarily automobile loans and residential mortgages, and $4.3 billion of commercial loans, approximately 56% of which are to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 to the Consolidated Financial Statements.

Merrill Lynch originates and purchases portfolios of loans that have certain features that may be viewed as increasing Merrill Lynch’s exposure to nonpayment risk by the borrower. Specifically, Merrill Lynch originates and purchases commercial and residential loans that:
•	have negative amortizing features that permit the borrower to draw on unfunded commitments to pay current interest (commercial loans only);

•	subject the borrower to payment increases over the life of the loan;

•	have high LTV ratios.
Although these features may be considered non-traditional for residential mortgages, interest-only features and high LTV ratios are considered traditional for commercial loans. Therefore, the table below includes only those commercial loans with features that permit negative amortization. Merrill Lynch does not originate or purchase residential loans that have terms that permit negative amortization features or are option adjustable rate mortgages.
The table below summarizes the level of exposure to each type of loan at December 30, 2005 and December 31, 2004:

(dollars in millions)	2005	2004

Loans with negative amortization features	$2,818	$3,118
Loans where borrowers may be subject to payment increases	12,309	12,957
Loans with high LTV ratios	1,407	656
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	2,552	1,397

The negative amortizing loan products that Merrill Lynch issues include loans where the small/middle-market or commercial borrower receives a loan and an unfunded commitment, which together equal the maximum amount Merrill Lynch is willing to lend. The unfunded commitment is automatically drawn on in order to meet current interest payments. These loans are often made to real estate developers where the financed property will not generate current income at the beginning of the loan term. This balance also includes working capital lines of credit that are issued to small and middle-market investors and are secured by the assets of the business.
Loans where borrowers may be subject to payment increases primarily include interest-only loans. This caption also includes mortgages with low initial rates. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves; typically using a qualifying formula that assesses the borrower’s ability to make interest payments at a minimum of 2% above the initial rate. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.
High LTV loans include all mortgage loans where the LTV is greater than 80% and the borrower has not purchased private mortgage insurance (“PMI”). High LTV loans also include residential mortgage products where a mortgage and home equity loan are simultaneously established for the same property. The maximum original LTV ratio for the mortgage portfolio with no PMI or other security is 95%. In addition, the Mortgage 100SM product is included in this category. The Mortgage 100SM product permits high credit quality borrowers to pledge their securities portfolio in lieu of a traditional down payment. The securities portfolio is subject to daily monitoring, and additional collateral is required if the value of the pledged securities declines below certain levels.
The fair values of loans, notes, and mortgages were approximately $66.2 billion and $53.6 billion at December 30, 2005 and December 31, 2004, respectively. For commercial loans, fair value is estimated based on other market prices for similar instruments issued by the borrower or is estimated using discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using market price quotations or previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics. For Merrill Lynch’s variable-rate loan receivables, carrying value approximates fair value.
Merrill Lynch generally maintains collateral on secured loans in the form of securities, liens on real estate, perfected security interests in other assets of the borrower, and guarantees. Consumer and small and middle-market loans are typically collateralized by liens on real estate, automobiles, and other property. Commercial secured loans primarily include asset-based loans secured by financial assets such as loan receivables and trade receivables where the amount of the loan is based on the level of available collateral (i.e., the borrowing base) and commercial mortgages secured by real property. In addition, for secured commercial loans related to the corporate and institutional lending business, Merrill Lynch typically receives collateral in the form of either a first or second lien on the assets of the borrower or the stock of a subsidiary, which gives Merrill Lynch a priority claim in the case of a bankruptcy filing by the borrower. In many cases, where a security interest in the assets of the borrower is granted, no restrictions are placed on the use of assets by the borrower and asset levels are not typically subject to periodic review; however, the borrowers are typically subject to

Merrill Lynch 2005 Annual Report

stringent debt covenants. Where the borrower grants a security interest in the stock of its subsidiary, the subsidiary’s ability to issue additional debt is typically restricted.
Merrill Lynch enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance and loan syndication transactions. Customers may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. Merrill Lynch considers commitments to be outstanding as of the date the commitment letter is issued. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending on its creditworthiness and general market conditions.
The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon. For a maturity profile of these and other commitments see Note 12 to the Consolidated Financial Statements.

NOTE 9	Commercial Paper and Short- and Long-Term Borrowings
ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.
Total borrowings at December 30, 2005 and December 31, 2004, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)	2005	2004

Senior debt issued by ML & Co.	$111,533	$102,892
Senior debt issued by subsidiaries – guaranteed by ML & Co.	13,036	9,994
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing – not guaranteed by ML & Co.	1,391	1,309
Other subsidiary financing – non-recourse	10,351	9,297

Total	$139,403	$126,584

These borrowing activities may create exposure to market risk, most notably interest rate, equity, and currency risk. Refer to Note 1 to the Consolidated Financial Statements, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing – non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 7 to the Consolidated Financial Statements.
Borrowings at December 30, 2005 and December 31, 2004, are presented below:

(dollars in millions)	2005	2004

Commercial paper and other short-term borrowings
Commercial paper	$3,420	$3,736
Other	482	243

Total	$3,902	$3,979

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$54,104	$52,379
Variable-rate obligations(3)(4)	79,071	67,709
Zero-coupon contingent convertible debt (LYONs®)	2,326	2,517

Total	$135,501	$122,605

(1)	Includes long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSSM partnerships at December 30, 2005, mature as follows:

(dollars in millions)

2006	$22,771	17%
2007	26,212	19
2008	14,348	11
2009	20,632	15
2010	17,037	13
2011 and thereafter	34,501	25

Total	$135,501	100%

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
A limited number of notes whose coupon or repayment terms are linked to the performance of equity, other indices, or baskets of securities, may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Refer to Note 1 to the Consolidated Financial Statements (Embedded Derivatives) for further information.
Except for the $2.3 billion of LYONs® that were outstanding at December 30, 2005, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.
The fair values of long-term borrowings and related hedges approximated the carrying amounts at year-end 2005 and 2004.
The effective weighted-average interest rates for borrowings, at December 30, 2005 and December 31, 2004 were:

	2005	2004

Commercial paper and other short-term borrowings	3.46%	2.38%
Long-term borrowings, contractual rate	3.70	3.10
Long-term debt issued to TOPrSSM partnerships	7.31	7.31

On June 30, 2004, Merrill Lynch redeemed its Yen TOPrSSM debentures, which were due on June 30, 2019, pursuant to the optional redemption provisions stated in the terms and conditions of the debentures. Such redemption resulted in a cash payment of $107.1 million. No gain or loss was recognized on the transaction.
Long-Term Borrowings
Floating Rate LYONs®
In 2004, Merrill Lynch issued $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible LYONs® (“new LYONs®”) at an issue price of $1,000 per note. The new LYONs® were issued upon completion of an exchange offer, in which approximately 97% of the previously issued floating rate LYONs® (“original LYONs®”) were tendered for an equal amount of new LYONs®. The new LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch and mature in 2032. At December 30, 2005, $2.2 billion aggregate principal amount of new LYONs® were outstanding.
At maturity, holders of the new LYONs® will receive the original principal amount of $1,000 increased daily by a rate that resets on a quarterly basis. Upon conversion, holders of new LYONs® will receive the value of 13.8213 shares of Merrill Lynch common stock based on the conditions described below. This value will be paid in cash in an amount equal to the contingent principal amount of the new LYONs® on the conversion date and the remainder, at Merrill Lynch’s election, will be paid in cash, common stock or a combination thereof.
In addition, under the terms of the new LYONs®:
•	Merrill Lynch may redeem the new LYONs® at any time on or after March 13, 2008.

•	Investors may require Merrill Lynch to repurchase the new LYONs® in March, 2006, 2007, 2008, 2012, 2017, 2022 and 2027. Repurchases may be settled only in cash.

Merrill Lynch 2005 Annual Report

•
Until March 2008, the conversion rate on the new LYONS® will be adjusted upon the issuance of a quarterly cash dividend to holders of Merrill Lynch common stock to the extent that such dividend exceeds $.16 per share. During the last three quarters of 2005, Merrill Lynch’s common stock dividend exceeded $.16 per share and, as a result, Merrill Lynch expects the conversion ratio to adjust during the first quarter of 2006 for those new LYONs® that remain outstanding as of March 2006. In addition, the conversion rate on the new LYONs® will be adjusted for any other cash dividends or distributions to all holders of Merrill Lynch common stock until March 2008. After March 2008, cash dividends and distributions will cause the conversion ratio to be adjusted only to the extent such dividends are extraordinary.

•
The conversion rate on the new LYONs® will also adjust upon: (1) dividends or distributions payable in Merrill Lynch common stock, (2) subdivisions, combinations or certain reclassifications of Merrill Lynch common stock, (3) distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch common stock at that time, and (4) distributions of Merrill Lynch assets or debt securities to holders of Merrill Lynch common stock (including certain cash dividends and distributions as described above).

The new LYONs® may be converted based on any of the following conditions:
•
If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the new LYONs® at December 30, 2005 was $87.97. That is, on and after January 1, 2006, a holder could have converted new LYONs® into the value of 13.8213 shares of Merrill Lynch common stock if the Merrill Lynch stock price had been greater than $87.97 for at least 20 of the last 30 consecutive trading days ending December 30, 2005.

•
During any period in which the credit rating of the new LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc.;

•	If the new LYONs® are called for redemption;

•	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or

•	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.
As of December 30, 2005, and December 31, 2004 the value of the conversion option in the new LYONs® was not in the money and, as a result, no shares have been included in the computation of diluted EPS. However, 2.1 million and 3.2 million weighted average shares related to the original LYONs® that remain outstanding have been included in 2005 and 2004 diluted EPS, respectively.
Long-Term Debt Issued to TOPrS     Partnerships
SM
Long-term debt issued to TOPrSSM partnerships represents long-term debt payable to the partnerships that issued TOPrSSM. TOPrSSM were issued to investors by trusts created by Merrill Lynch and are registered with the SEC. Using the issuance proceeds, the trusts purchased Partnership Preferred Securities, representing limited partnership interests. Using the purchase proceeds, the limited partnerships extended loans to ML & Co. and one or more subsidiaries of ML & Co. ML & Co. has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the TOPrSSM to the extent that the trusts have funds legally available. This guarantee and a similar partnership distribution guarantee are subordinated to all other liabilities of ML & Co. and rank equally with preferred stock of ML & Co. Merrill Lynch has accounted for its issuance of TOPrSSM in accordance with the provisions of FIN 46R and, as a result, the partnerships and trusts that issue these securities are not consolidated in Merrill Lynch’s financial statements. That is, the long-term debt payable to the TOPrSSM partnerships is presented in the Consolidated Balance Sheets rather than the TOPrSSM issued to the third party investors.
Borrowing Facilities
Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch replaced the unsecured bank facility that totaled $3.0 billion at December 31, 2004 with a new committed, multi-currency, unsecured bank credit facility that totaled $4.0 billion at December 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2006. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for a further year beyond the expiration date in June 2006. At December 30, 2005, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.
In 2005, Merrill Lynch added two committed, secured credit facilities which totaled $5.5 billion at December 30, 2005. The facilities expire in May 2006 and December 2006, respectively. Both facilities include a one year term-out option that allows ML & Co. to extend borrowings under the facilities for a further year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 30, 2005, there were no borrowings outstanding under either facility.

In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at December 30, 2005 and December 31, 2004. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At December 30, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.
Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.1 billion and $799 million at December 30, 2005 and December 31, 2004, respectively.

NOTE 10	Deposits
Deposits at December 30, 2005 and December 31, 2004, are presented below:

(dollars in millions)	2005	2004

U.S.
Savings Deposits	$60,256	$65,019
Time Deposits	1,528	688

Total U.S. Deposits	61,784	65,707

Non-U.S.
Non-interest bearing	670	687
Interest bearing	17,562	13,352

Total Non-U.S. Deposits	18,232	14,039

Total Deposits	$80,016	$79,746

The effective weighted-average interest rates for deposits, which include the impact of hedges, at December 30, 2005 and December 31, 2004, were 2.4% and 0.96%, respectively. The fair values of deposits approximated carrying values at December 30, 2005 and December 31, 2004.

NOTE 11	Stockholders’ Equity and Earnings Per Share
Preferred Equity
ML & Co. is authorized to issue 25,000,000 shares of undesignated preferred stock, $1.00 par value per share. All shares of currently outstanding preferred stock constitute one and the same class that have equal rank and priority over common stockholders as to dividends and in the event of liquidation.
Floating Rate Non-Cumulative Preferred Stock, Series 1, Series 2, and Series 4
On November 1, 2004, ML & Co. issued 25,200,000 Depositary Shares, each representing a one-twelve-hundredth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series 1, liquidation preference of $30,000 per share (“Preferred Stock, Series 1”). On March 14, 2005 and April 4, 2005, ML & Co. issued 40,800,000 and 3,600,000 Depositary Shares, respectively, each representing a one-twelve-hundredth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series 2, liquidation preference of $30,000 per share (“Preferred Stock, Series 2”). On November 17, 2005, ML & Co. issued 9,600,000 Depositary Shares, each representing a one-twelve-hundredth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series 4, liquidation preference of $30,000 per share (“Preferred Stock, Series 4”). As of December 30, 2005, the Preferred Stock, Series 1 consisted of 21,000 shares with an aggregate liquidation preference of $630 million, the Preferred Stock, Series 2 consisted of 37,000 shares with an aggregate liquidation preference of $1,110 million, the Preferred Stock, Series 4 consisted of 8,000 shares with an aggregate liquidation preference of $240 million. At December 30, 2005, MLPF&S held approximately $96 million of Merrill Lynch Preferred Stock, Series 1 related to market-making activities.
Dividends on the Preferred Stock, Series 1, Series 2, and Series 4 are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors. The Preferred Stock, Series 1 and Series 2 are perpetual and redeemable on or after November 28, 2009, at the option of ML & Co., in whole or in part, at a redemption price of $30,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Preferred Stock, Series 4 is perpetual and redeemable on or after November 28, 2010, at the option of ML & Co., in whole or in part, at a redemption price of $30,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

Merrill Lynch 2005 Annual Report

6.375% Non-Cumulative Preferred Stock, Series 3
On November 17, 2005 and December 8, 2005, ML & Co. issued 30,000,000 and 2,400,000 Depositary Shares, respectively, each representing a one-twelve-hundredth interest in a share of 6.375% Non-Cumulative Preferred Stock, Series 3, liquidation preference of $30,000 per share (“Preferred Stock, Series 3”). As of December 30, 2005, the Preferred Stock, Series 3 consisted of 27,000 shares with an aggregate liquidation preference of $810 million. At December 30, 2005, MLPF&S held approximately $4 million of Merrill Lynch Preferred Stock, Series 3 related to market-making activities.
Dividends on the Preferred Stock, Series 3 are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors. The Preferred Stock, Series 3 is perpetual and redeemable on or after November 28, 2010, at the option of ML & Co., in whole or in part, at a redemption price of $30,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Common Stock
On April 18, 2005, the Board of Directors declared a 25% increase in the regular quarterly dividend to 20 cents per common share, from 16 cents per common share. On January 18, 2006, the Board of Directors declared a 25% increase in the regular quarterly dividend to 25 cents per common share, from 20 cents per common share. Dividends paid on common stock were $0.76 per share in 2005 and $0.64 per share in 2004 and 2003.
In 2004 and 2005, the Board of Directors authorized three share repurchase programs to provide greater flexibility to return capital to shareholders. For the year ended December 31, 2004, Merrill Lynch repurchased a cumulative total of 54.0 million shares of common stock at a cost of $3.0 billion, completing the $2.0 billion repurchase program authorized in February 2004 and utilizing $968 million of the additional $2.0 billion repurchase program authorized in July 2004. For the year ended December 30, 2005, Merrill Lynch repurchased a cumulative total of 63.1 million shares of common stock at a cost of $3.7 billion, completing the $2.0 billion repurchase program authorized in July 2004 and utilizing $2.7 billion of the additional $4.0 billion repurchase program authorized in April 2005.
On February 26, 2006, the Finance Committee of the Board of Directors authorized an additional $6.0 billion repurchase program.
Shares Exchangeable into Common Stock
In 1998, Merrill Lynch & Co., Canada Ltd. issued 9,662,448 Exchangeable Shares in connection with Merrill Lynch’s merger with Midland Walwyn Inc. Holders of Exchangeable Shares have dividend, voting, and other rights equivalent to those of ML & Co. common stockholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for ML & Co. common stock. Merrill Lynch may redeem all outstanding Exchangeable Shares for ML & Co. common stock after January 31, 2011, or earlier under certain circumstances.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in earnings. The balances at December 30, 2005 and December 31, 2004 are as follows:

(dollars in millions)	2005	2004

Foreign currency translation adjustment
Unrealized (losses), net of gains	$(988)	$(1,117)
Income taxes	481	828

Total	(507)	(289)

Unrealized gains (losses) on investment securities available-for-sale
Unrealized (losses), net of gains	(284)	(128)
Adjustments for:
Policyholder liabilities	(5)	(17)
Deferred policy acquisition costs	–	2
Income taxes	108	52

Total	(181)	(91)

Deferred gains (losses) on cash flow hedges
Deferred gains (losses)	(3)	22
Income taxes	–	(1)

Total	(3)	21

Minimum pension liability
Minimum pension liability	(224)	(178)
Income taxes	71	56

Total	(153)	(122)

Total accumulated other comprehensive loss	$(844)	$(481)

Stockholder Rights Plan
In 1997, the Board of Directors approved and adopted the amended and restated Stockholder Rights Plan. The amended and restated Stockholder Rights Plan provides for the distribution of preferred purchase rights (“Rights”) to common stockholders. The Rights separate from the common stock 10 days following the earlier of: (a) an announcement of an acquisition by a person or group (“acquiring party”) of 15% or more of the outstanding common shares of ML & Co., or (b) the commencement of a tender or exchange offer for 15% or more of the common shares outstanding. One Right is attached to each outstanding share of common stock and will attach to all subsequently issued shares. Each Right entitles the holder to purchase 1/100 of a share (a “Unit”) of Series A Junior Preferred Stock, par value $1.00 per share, at an exercise price of $300 per Unit at any time after the distribution of the Rights. The Units are nonredeemable and have voting privileges and certain preferential dividend rights. The exercise price and the number of Units issuable are subject to adjustment to prevent dilution.
If, after the Rights have been distributed, either the acquiring party holds 15% or more of ML & Co.’s outstanding shares or ML & Co. is a party to a business combination or other specifically defined transaction, each Right (other than those held by the acquiring party) will entitle the holder to receive, upon exercise, a Unit of preferred stock or shares of common stock of the surviving company with a value equal to two times the exercise price of the Right. The Rights expire in 2007, and are redeemable at the option of a majority of the directors of ML & Co. at $.01 per Right at any time until the 10th day following an announcement of the acquisition of 15% or more of ML & Co.’s common stock.
Earnings Per Share
Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)	2005	2004	2003

Net earnings	$5,116	$4,436	$3,836
Preferred stock dividends	(70)	(41)	(39)

Net earnings applicable to common shareholders — for basic EPS	$5,046	$4,395	$3,797
Interest expense on LYONs®(1)	2	3	3

Net earnings applicable to common shareholders — for diluted EPS	$5,048	$4,398	$3,800

(shares in thousands)

Weighted-average basic shares outstanding(2)	890,744	912,935	900,711

Effect of dilutive instruments Employee stock options(3)	42,117	42,178	32,807
FACAAP shares(3)	22,140	23,591	22,995
Restricted shares and units(3)	20,608	21,917	21,215
Convertible LYONs®(1)	2,120	3,158	3,158
ESPP shares(3)	7	–	61

Dilutive potential common shares	86,992	90,844	80,236

Diluted shares(4)	977,736	1,003,779	980,947

Basic EPS	$5.66	$4.81	$4.22
Diluted EPS	5.16	4.38	3.87

(1)	See Note 9 to the Consolidated Financial Statements for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 to the Consolidated Financial Statements for a description of these instruments and issuances subsequent to December 30, 2005.
(4)
At year-end 2005, 2004, and 2003, there were 40,889, 52,875 and 103,857 instruments, respectively, that were considered antidilutive and thus were not included in the above calculations. In addition, the value of the conversion option in the new floating rate LYONs® was not in the money and, as a result, no shares have been included in the computation of diluted EPS in any period. See Note 9 to the Consolidated Financial Statements for further information on LYONs® .

NOTE 12	Commitments, Contingencies and Guarantees
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

Merrill Lynch 2005 Annual Report

financial distress. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. The number of these investigations has also increased in recent years with regard to many firms, including Merrill Lynch.
Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten underwriting defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed co-conspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies...and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint. On September 28, 2005, the Second Circuit reversed the district court’s decision dismissing the case, holding that the alleged conduct was not immune from the antitrust laws. On January 11, 2006, the Second Circuit denied defendants’ petition for rehearing and rehearing en banc. The defendants are seeking a stay of further proceedings while they petition for Supreme Court review of the Second Circuit’s decision.
In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriting defendants, including Merrill Lynch, artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriters as class actions. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. The matter has now been fully briefed, and the parties are awaiting a decision from the Court of Appeals.
Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The complaint also alleges that Merrill Lynch violated the securities laws in connection with its role as an underwriter of Enron stock, its research analyst coverage of Enron stock, and its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. On December 19, 2002 and March 29, 2004, the court denied Merrill Lynch’s motions to dismiss. On July 27, 2005, Merrill Lynch filed a Motion for Judgment on the Pleadings based, in part, on the Supreme Court’s April 19, 2005, decision in Dura Pharmaceuticals v. Broudo, which addressed the standards for pleading and proving loss causation. On August 3, 2005, plaintiff filed a Motion for Partial Summary Judgment against Merrill Lynch, which seeks a judgment that Merrill Lynch knowingly committed deceptive acts in furtherance of a scheme to defraud. Merrill Lynch is opposing that motion. In addition, the defendants, including Merrill Lynch, are awaiting a decision on plaintiffs’ motion for class certification. A trial date has been set for October 16, 2006.
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
Research Litigation
In re Merrill Lynch & Co., Inc. Research Reports Securities Litigation: Beginning in 2001, Merrill Lynch was named in dozens of class actions that challenged the objectivity of Merrill Lynch’s research recommendations related to securities of Internet companies. As a result of the dismissal or abandonment of many of these cases and the February 16, 2006 settlements in principle of others (which settlements are subject to further documentation and court approvals), only two of these class actions are actively being litigated. Merrill Lynch is vigorously defending these two remaining actions, one of which, Dabit v. Merrill Lynch, is now before the United States Supreme Court, and the other of which, In re Merrill Lynch & Co., Inc. Shareholders Litigation, is pending in the United States District Court for the Southern District of New York. Refer to Note 2 to the Consolidated Financial Statements for further information.
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
Commitments
At December 30, 2005, Merrill Lynch commitments had the following expirations:

	Commitment Expiration
(dollars in millions)	Total	Less than 1 year	1–3 years	3+–5 years	Over 5 years

Commitments to extend credit(1)	$67,137	$33,885	$9,754	$17,134	$6,364
Purchasing and other commitments	5,777	4,100	820	298	559
Operating leases	3,348	569	1,036	814	929
Commitments to enter into resale agreements	3,478	3,459	19	–	–

Total	$79,740	$42,013	$11,629	$18,246	$7,852

(1)	See Note 8 to the Consolidated Financial Statements for additional details.
Lending Commitments
Merrill Lynch primarily enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 8 to the Consolidated Financial Statements for additional information.
The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon.
Purchasing and Other Commitments
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 30, 2005 would not have a material effect on the consolidated financial condition of Merrill Lynch.
In connection with trading activities, Merrill Lynch enters into commitments to enter into resale agreements.
In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $381 million at December 30, 2005 and $303 million at December 31, 2004.
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $734 million and $973 million at December 30, 2005 and December 31, 2004, respectively. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 30, 2005 and December 31, 2004, minimum fee commitments over the remaining life of these agreements aggregated $517 million and $457 million, respectively. Merrill Lynch entered into commitments to purchase loans of $3.3 billion ($3.2 billion of which may be

Merrill Lynch 2005 Annual Report

included in trading assets and $96 million of which may be included in loans, notes, and mortgages) at December 30, 2005. Such commitments totaled $1.6 billion at December 31, 2004. Other purchasing commitments amounted to $856 million and $480 million at December 30, 2005 and December 31, 2004, respectively.
Leases
Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable lease agreements, which are primarily commitments of less than one year under equipment leases.
In 1999 and 2000, Merrill Lynch established two SPEs to finance its Hopewell, New Jersey campus and an aircraft. Merrill Lynch leased the facilities and the aircraft from the SPEs. The total amount of funds raised by the SPEs to finance these transactions was $383 million. These SPEs were not consolidated by Merrill Lynch pursuant to the accounting guidance that was then in effect. In the second quarter of 2003, the facilities and aircraft owned by these SPEs were acquired by a newly created limited partnership, which is unaffiliated with Merrill Lynch. The limited partnership acquired the assets subject to the leases with Merrill Lynch as well as the existing indebtedness incurred by the original SPEs. The proceeds from the sale of the assets to the limited partnership, net of the debt assumed by the limited partnership, were used to repay the equity investors in the original SPEs. After the transaction was completed, the original SPEs were dissolved. The limited partnership has also entered into leases with third-parties unrelated to Merrill Lynch.
The leases with the limited partnership were renewed in 2004 and mature in 2009. Each lease has a renewal term to 2014. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $322 million as of December 30, 2005 and December 31, 2004. As of December 30, 2005 and December 31, 2004, the carrying value of the liability on the Consolidated Balance Sheets is $20 million and $23 million, respectively. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.
The limited partnership does not meet the definition of a VIE as defined in FIN 46R. Merrill Lynch does not have a partnership or other interest in the limited partnership. Accordingly, Merrill Lynch is not required to consolidate the limited partnership in its financial statements. The leases with the limited partnership are accounted for as operating leases.
At December 30, 2005, future noncancellable minimum rental commitments under leases with remaining terms exceeding one year, including lease payments to the limited partnerships discussed above are as follows:

(dollars in millions)	WFC(1)	Other	Total

2006	$179	$390	$569
2007	179	365	544
2008	180	312	492
2009	180	250	430
2010	180	204	384
2011 and thereafter	494	435	929

Total	$1,392	$1,956	$3,348

(1)	World Financial Center Headquarters.
The minimum rental commitments shown above have not been reduced by $782 million of minimum sublease rentals to be received in the future under noncancellable subleases. The amounts in the above table do not include amounts related to lease renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utility, and tax increases.
Net rent expense for each of the last three years is presented below:

(dollars in millions)	2005	2004	2003

Rent expense	$615	$582	$531
Sublease revenue	(140)	(137)	(93)

Net rent expense	$475	$445	$438

Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FIN 45. FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client.
For certain derivative contracts, such as written interest rate caps and written currency options, the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. In addition, Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill Lynch’s exposure to these contracts.
Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 to the Consolidated Financial Statements for further discussion of risk management of derivatives.
Merrill Lynch also provides guarantees to SPEs in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities.
The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs and a Merrill Lynch-sponsored asset-backed commercial paper conduit. See Note 7 to the Consolidated Financial Statements for additional information regarding the Conduit. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, as of December 30, 2005, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of December 30, 2005, the maximum payout if the standby facilities are drawn was $25.8 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $29.8 billion. However, it should be noted that these two amounts are not directly comparable, as the assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross-collateralized pool.
In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of December 30, 2005, the maximum payout if an issuer defaults was $4.1 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $5.2 billion; however, as described in the preceding paragraph, these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are not part of a cross-collateralized pool. Merrill Lynch also provides a $3.0 billion liquidity facility and $60 million credit facility to the Conduit. The maximum exposure to loss for these facilities combined is $3.1 billion and assumes a total loss on a portfolio of highly rated assets. As such, this measure significantly overstates Merrill Lynch’s exposure or expected losses at December 30, 2005.

Merrill Lynch 2005 Annual Report

Further, to protect against declines in the value of the assets held by SPEs, for which Merrill Lynch provides either liquidity facilities or default protection, Merrill Lynch economically hedges its exposure through derivative positions that principally offset the risk of loss arising from these guarantees.
Merrill Lynch also provides residual value guarantees to leasing SPEs where either Merrill Lynch or a third-party is the lessee. For transactions where Merrill Lynch is not the lessee, the guarantee provides loss coverage for any shortfalls in the proceeds from asset sales greater than 75–90% of the adjusted acquisition price, as defined. Where Merrill Lynch is the lessee, it provides a guarantee that any proceeds from the sale of the assets will amount to at least 84% of the adjusted acquisition cost, as defined.
Merrill Lynch also enters into reimbursement agreements in conjunction with sales of loans originated under its Mortgage 100SM program. Under this program, borrowers can pledge marketable securities in lieu of making a cash down payment. Upon sale of these mortgage loans, purchasers may require a surety bond that reimburses for certain shortfalls in the borrowers’ securities accounts. Merrill Lynch provides this reimbursement through a financial intermediary. Merrill Lynch requires borrowers to meet daily collateral calls to ensure that the securities pledged as down payment are sufficient at all times. Merrill Lynch believes that its potential for loss under these arrangements is remote. Accordingly, no liability is recorded in the Consolidated Balance Sheets.
In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $487 million as collateral to secure these guarantees.
Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At December 30, 2005, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at December 30, 2005. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $7 million at December 30, 2005.
Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $164 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.
These guarantees and their expiration are summarized at December 30, 2005 as follows:

	Maximum	Less than			Over	Carrying
(dollars in millions)	Payout/Notional	1 year	1–3 years	3+–5 years	5 years	Value

Derivative contracts(1)	$1,705,577	$525,267	$389,723	$330,081	$460,506	$37,639
Liquidity facilities with SPEs(2)	25,871	25,453	397	21	—	12
Liquidity and default facilities with SPEs(3)	7,114	6,064	806	—	244	7
Residual value guarantees(4)	1,061	60	19	478	504	26
Standby letters of credit and other guarantees(5)(6)(7)	3,291	1,313	384	886	708	16

(1)
As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.

(2)
Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $6.9 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.

(3)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and the Conduit sponsored by Merrill Lynch.
(4)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(5)	Includes $244 million of reimbursement agreements with the Mortgage 100SM program.
(6)	Includes guarantees related to principal-protected mutual funds.
(7)	Includes certain indemnifications related to foreign tax planning strategies.
In addition to the guarantees described above, Merrill Lynch also provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. Merrill Lynch’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for Merrill Lynch to be required to make payments under these arrangements is remote. Accordingly, no liability is carried in the Consolidated Balance Sheets for these arrangements.

In connection with its prime brokerage business, Merrill Lynch provides to counterparties guarantees of the performance of its prime brokerage clients. Under these arrangements, Merrill Lynch stands ready to meet the obligations of its customers with respect to securities transactions. If the customer fails to fulfill its obligation, Merrill Lynch must fulfill the customer’s obligation with the counter-party. Merrill Lynch is secured by the assets in the customer’s account as well as any proceeds received from the securities transaction entered into by Merrill Lynch on behalf of the customer. No contingent liability is carried in the Consolidated Balance Sheets for these transactions as the potential for Merrill Lynch to be required to make payments under these arrangements is remote.
In connection with providing supplementary protection to its customers, MLPF&S holds insurance in excess of that furnished by the Securities Investor Protection Corporation (“SIPC”). The policy provides coverage up to $600 million in the aggregate (including up to $1.9 million per customer for cash) for losses incurred by customers in excess of the SIPC limits. ML & Co. provides full indemnity to the policy provider syndicate against any losses as a result of this agreement. No contingent liability is carried in the Consolidated Balance Sheets for this indemnification as the potential for Merrill Lynch to be required to make payments under this agreement is remote.
In connection with its securities clearing business, Merrill Lynch performs securities execution, clearance and settlement services on behalf of other broker-dealer clients for whom it commits to settle trades submitted for or by such clients, with the applicable clearinghouse; trades are submitted either individually, in groups or series or, if specific arrangements are made with a particular clearinghouse and client, all transactions with such clearing entity by such client. Merrill Lynch’s liability under these arrangements is not quantifiable and could exceed any cash deposit made by a client. However, the potential for Merrill Lynch to be required to make unreimbursed payments under these arrangements is remote due to the contractual capital requirements associated with clients’ activity and the regular review of clients’ capital. Accordingly, no liability is carried in the Consolidated Balance Sheets for these transactions.
In connection with certain European mergers and acquisition transactions, Merrill Lynch, in its capacity as financial advisor, in some cases may be required by law to provide a guarantee that the acquiring entity has or can obtain or issue sufficient funds or securities to complete the transaction. These arrangements are short-term in nature, extending from the commencement of the offer through the termination or closing. Where guarantees are required or implied by law, Merrill Lynch engages in a credit review of the acquirer, obtains indemnification and requests other contractual protections where appropriate. Merrill Lynch’s maximum liability equals the required funding for each transaction and varies throughout the year depending upon the size and number of open transactions. Based on the review procedures performed, management believes the likelihood of being required to pay under these arrangements is remote. Accordingly, no liability is recorded in the Consolidated Balance Sheets for these transactions.
In the course of its business, Merrill Lynch routinely indemnifies investors for certain taxes, including U.S. and foreign withholding taxes on interest and other payments made on securities, swaps and other derivatives. These additional payments would be required upon a change in law or interpretation thereof. Merrill Lynch’s maximum exposure under these indemnifications is not quantifiable. Merrill Lynch believes that the potential for such an adverse change is remote. As such, no liability is recorded in the Consolidated Balance Sheets.
In connection with certain asset sales and securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. To the extent these assets were originated by others and purchased by Merrill Lynch, Merrill Lynch seeks to obtain appropriate representations and warranties in connection with its acquisition of the assets. Merrill Lynch believes that the potential for loss under these arrangements is remote. Accordingly, no liability is carried in the Consolidated Balance Sheets for these arrangements.
In connection with certain divestiture transactions, Merrill Lynch provides an indemnity to the purchaser, which will fully compensate the purchaser for any unknown liens or liabilities (e.g., tax liabilities) that relate to prior periods but are not discovered until after the transaction is closed. Merrill Lynch’s maximum liability under these indemnifications cannot be quantified. However, Merrill Lynch believes that the likelihood of being required to pay is remote given the level of due diligence performed prior to the close of the transactions. Accordingly, no liability is recorded in the Consolidated Balance Sheets for these indemnifications.

Merrill Lynch 2005 Annual Report

NOTE 13	Employee Benefit Plans
Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time.
Merrill Lynch accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Its postretirement benefit plans are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and postemployment benefits are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.
Merrill Lynch’s measurement date for both its defined benefit pension and other postretirement benefit plans is September 30th.
Defined Contribution Pension Plans
The U.S. defined contribution pension plans consist of the Retirement Accumulation Plan (“RAP”), the Employee Stock Ownership Plan (“ESOP”), and the 401(k) Savings & Investment Plan (“401(k)”). The RAP and ESOP cover substantially all U.S. employees who have met the service requirement. There is no service requirement for employee deferrals in the 401(k). However, there is a service requirement for an employee to receive corporate contributions in the 401(k).
Merrill Lynch established the RAP and the ESOP, collectively known as the “Retirement Program,” for the benefit of employees with a minimum of one year of service. A notional retirement account is maintained for each participant. The RAP contributions are employer-funded based on compensation and years of service. Merrill Lynch made a contribution of approximately $149 million to the Retirement Program in February 2006 to satisfy the 2005 contribution requirement. Under the RAP, employees are given the opportunity to invest their retirement savings in a number of different investment alternatives including ML & Co. common stock. Under the ESOP, all retirement savings are invested in ML & Co. common stock, until employees have five years of service after which they have the ability to diversify.
Merrill Lynch allocates ESOP shares of Merrill Lynch stock to all participants of the ESOP as principal from the ESOP loan is repaid. Beginning in 2004, these allocations are made on an annual basis. ESOP shares are considered to be either allocated (contributed to participants’ accounts), committed (scheduled to be contributed at a specified future date but not yet released), or unallocated (not committed or allocated). Share information at December 30, 2005 is as follows:

Unallocated shares as of December 31, 2004	598,381
Shares allocated/committed(1)	(186,268)

Unallocated shares as of December 30, 2005	412,113

(1)	Excluding forfeited shares.
Additional information on ESOP activity follows:

(dollars in millions)	2005	2004	2003

Compensation costs funded with ESOP shares	$13	$11	$9
Dividends used for debt service	–	–	1

Merrill Lynch guarantees the debt of the ESOP. The note bears an interest rate of 6.75%, has an outstanding balance of $2 million as of December 30, 2005, and matures on December 31, 2007. All dividends received by the ESOP on unallocated ESOP shares are used to pay down the note.

Employees can participate in the 401(k) by contributing, on a tax-deferred basis, a certain percentage of their eligible compensation, up to 25% since 2003, but not more than the maximum annual amount allowed by law. Beginning in 2005, employees may contribute up to 25% of eligible compensation in after-tax dollars up to an annual maximum of $10,000. Beginning July 1, 2002, employees over the age of 50 may also make a catch-up contribution up to the maximum annual amount allowed by law. Employees are given the opportunity to invest their 401(k) contributions in a number of different investment alternatives including ML & Co. common stock. Merrill Lynch’s contributions are made in cash, and are equal to one-half of the first 6% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of two thousand dollars annually. Prior to 2004, no corporate contributions were made for participants who were also Employee Stock Purchase Plan participants (see Note 14 to the Consolidated Financial Statements). This restriction was removed effective January 1, 2004. Merrill Lynch makes contributions to the 401(k) on a pay period basis and expects to make contributions of approximately $57 million in 2006.
Merrill Lynch also sponsors various non-U.S. defined contribution pension plans. The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.
Defined Benefit Pension Plans
In 1988 Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. Terminated Pension Plan”) in accordance with the applicable provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). At year-end 2005 and 2004, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agencies securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch does not expect to make contributions under this agreement in 2006. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $3 million of benefit payments to participants in the U.S. non-qualified pension plans in 2006.
Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $103 million to its non-U.S. pension plans in 2006.
Postretirement Benefits Other Than Pensions
Merrill Lynch provides health insurance benefits to retired employees under a plan that covers substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. Non-contributory life insurance was offered to employees that had retired prior to February 1, 2000. The accounting for costs of health care benefits anticipates future changes in cost-sharing provisions. Merrill Lynch pays claims as incurred. Full-time employees of Merrill Lynch become eligible for these benefits upon attainment of age 55 and completion of ten years of service. Effective December 31, 2005, employees who turn age 65 after January 1, 2011 and are eligible for and elect supplemental retiree medical coverage will pay the full cost of coverage after age 65. Beginning January 1, 2006, newly hired employees and rehired employees will be offered retiree medical coverage, if they otherwise meet the eligibility requirement, but on a retiree-pay-all basis for coverage before and after age 65. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 30, 2005, none of these plans had been funded.

Merrill Lynch 2005 Annual Report

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status, for the twelve-month periods ended September 30, 2005 and September 30, 2004, and the amounts recognized in the Consolidated Balance Sheets at year-end 2005 and 2004 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

				Non-U.S. Defined		Total Defined
	U.S. Defined Benefit			Benefit Pension		Benefit Pension		Postretirement
	Pension Plans			Plans(1)		Plans		Plans(2)
(dollars in millions)	2005	2004		2005	2004	2005	2004	2005		2004

Benefit obligations
Balance, beginning of year	$1,782	$1,728		$1,186	$1,022	$2,968	$2,750	$552		$525
Service cost	–	–		24	35	24	35	18		17
Interest cost	95	97		58	54	153	151	31		30
Net actuarial losses (gains)	60	52		189	24	249	76	(143	)(3)	(4)
Employee contributions	–	–		2	2	2	2	–		–
Amendments	–	–		–	–	–	–	(77	)(3)	–
Acquisition	33	–		–	–	33	–	–		–
Benefits paid	(99)	(95)		(33)	(38)	(132)	(133)	(18)		(18)
Curtailment and settlements	–	–		(3)	(5)	(3)	(5)	–		–
Foreign exchange and other	–	–		(132)	92	(132)	92	(3)		2

Balance, end of period	1,871	1,782		1,291	1,186	3,162	2,968	360		552

Fair value of plan assets
Balance, beginning of year	2,243	2,220		785	625	3,028	2,845	–		–
Actual return on plan assets	181	123		148	78	329	201	–		–
Settlements	–	–		–	(1)	–	(1)	–		–
Contributions	–	(5	)(4)	31	58	31	53	18		18
Benefits paid	(99)	(95)		(33)	(38)	(132)	(133)	(18)		(18)
Foreign exchange and other	–	–		(87)	63	(87)	63	–		–

Balance, end of period	2,325	2,243		844	785	3,169	3,028	–		–

Funded status	454	461		(447)	(401)	7	60	(360)		(552)
Unrecognized net actuarial losses (gains)(5)	(193)	(168)		361	322	168	154	31		183
Unrecognized prior service cost	–	–		–	–	–	–	(76)		2
Fourth-quarter activity, net	–	(1)		91	10	91	9	5		5

Net amount recognized	$261	$292		$5	$(69)	$266	$223	$(400)		$(362)

Assets	$298	$297		$82	$14	$380	$311	$–		$–
Liabilities	(42)	(10)		(296)	(256)	(338)	(266)	(400)		(362)
Accumulated other comprehensive loss ($153 million and $122 million, net of tax, in 2005 and 2004)	5	5		219	173	224	178	–		–

Net amount recognized	$261	$292		$5	$(69)	$266	$223	$(400)		$(362)

(1)	Primarily represents the U.K. pension plan which accounts for 73% of the benefit obligation and 76% of the fair value of plan assets at the end of the period.
(2)	Approximately 91% of the postretirement benefit obligation at the end of the period relates to the U.S. postretirement plan.
(3)	Postretirement Plans net actuarial gains and plan amendments are due to changes in the U.S. postretirement plan.
(4)	Represents changes to the U.S. terminated pension plan annuity contract due to adjustments in the benefit amounts.
(5)
The unrecognized gain for the U.S. defined benefit pension plan relates to the U.S. terminated pension plan. The unrecognized loss for the U.K. pension plan represents approximately 77% of the total unrecognized net actuarial loss for the non-U.S. pension plans. The U.S. postretirement plan accounts for 80% of the net unrecognized losses relating to the postretirement plans.

The unrecognized net actuarial losses (gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Merrill Lynch amortizes unrecognized net actuarial losses (gains) over the average future service periods of active participants to the extent that the loss or gain exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets. This amount is recorded within net periodic benefit cost. The average future service period for the U.K. defined benefit pension plan and the U.S. postretirement plan were 13 years and 16 years, respectively. Accordingly, the expense to be recorded in fiscal year ending 2006 related to the U.K. defined benefit pension plan unrecognized loss is $14 million. The U.S. postretirement plan unrecognized loss does not exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets; therefore the loss will not be amortized to expense in 2006. The U.S. defined benefit pension plan unrecognized gain does not exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets; therefore the gain will not be amortized to expense in 2006.

The accumulated benefit obligation for all defined benefit pension plans was $3,021 million and $2,842 million at September 30, 2005 and September 30, 2004, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,186 million, $1,072 million, and $694 million, respectively, as of September 30, 2005, and $1,052 million, $952 million, and $641 million, respectively, as of September 30, 2004. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.
The increase in accumulated other comprehensive loss in 2005 resulted from the recognition of an additional minimum pension liability in 2005 of $46 million ($31 million, net of tax), primarily related to the U.K. and other non-U.S. pension plans. The unfunded accumulated benefit obligation of these plans increased in value due to a decrease in the discount rate and other assumption changes.
The weighted average assumptions used in calculating the benefit obligation at September 30, 2005 and September 30, 2004 are as follows:

			Non-U.S. Defined		Total Defined
	U.S. Defined Benefit		Benefit Pension		Benefit Pension		Postretirement
	Pension Plans		Plans		Plans		Plans
	2005	2004	2005	2004	2005	2004	2005	2004

Discount rate	5.2%	5.5%	4.9%	5.3%	5.1%	5.4%	5.3%	5.7%
Rate of compensation increase	N/A	N/A	4.3%	4.2%	4.3%	4.2%	N/A	N/A
Healthcare cost trend rates(1) Initial	N/A	N/A	N/A	N/A	N/A	N/A	10.3%	11.9%
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	4.9%	4.9%

N/A=Not Applicable
(1)	The healthcare cost trend rate is assumed to decrease gradually through 2015 and remain constant thereafter.
Total net periodic benefit cost for the years ended 2005, 2004, and 2003 included the following components:

				Non-U.S.
	U.S. Pension Plans			Pension Plans			Total Pension Plans			Postretirement Plans
(dollars in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Defined contribution pension plan cost	$199	$190	$165	$57	$46	$36	$256	$236	$201	N/A	N/A	N/A

Defined benefit and postretirement plans Service cost(1)(2)	–	–	–	24	35	43	24	35	43	$18	$17	$15
Interest cost	95	97	100	58	54	43	153	151	143	31	30	32
Expected return on plan assets	(96)	(96)	(98)	(49)	(46)	(39)	(145)	(142)	(137)	–	–	–
Amortization of unrecognized items and other	–	–	(14)	14	19	17	14	19	3	9	8	11

Total defined benefit and postretirement plan costs	(1)	1	(12)	47	62	64	46	63	52	58	55	58

Total net periodic benefit cost	$198	$191	$153	$104	$108	$100	$302	$299	$253	$58	$55	$58

N/A=Not Applicable
(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
(2)	The U.K. defined benefit pension plan was frozen during the second quarter of 2004, which reduced service cost in 2004 and 2005.
The weighted average assumptions used in calculating the net periodic benefit cost for the years ended September 30, 2005, 2004, and 2003 are as follows:

				Non-U.S.			Total
	U.S. Defined Benefit			Defined Benefit			Defined Benefit
	Pension Plans			Pension Plans			Pension Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.5%	5.8%	6.5%	5.3%	5.2%	5.5%	5.4%	5.6%	6.2%	5.7%	6.0%	6.5%
Expected long-term return on pension plan assets	4.4%	4.4%	4.5%	6.7%	6.9%	7.6%	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.2%	4.1%	4.1%	4.2%	4.1%	4.1%	N/A	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	11.9%	12.9%	12.8%
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	4.9%	5.0%	5.0%

N/A=Not Applicable
(1)	The healthcare cost trend rate is assumed to decrease gradually through 2015 and remain constant thereafter.

Merrill Lynch 2005 Annual Report

Plan Assumptions
The discount rate used in determining the benefit obligation for the U.S. defined benefit pension and postretirement plans was developed by selecting the appropriate U.S. Treasury yield, and the related swap spread, consistent with the duration of the plan’s obligation. This yield was further adjusted to reference a Merrill Lynch specific Moody’s Corporate Aa rating. The discount rate for the U.K. pension plan was selected by reference to the appropriate U.K. GILTS rate, and the related swap spread, consistent with the duration of the plan’s obligation. This yield was further adjusted to reference a Merrill Lynch specific Moody’s Corporate Aa rating.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The U.S. terminated pension plan, which represents approximately 73% of Merrill Lynch’s total pension plan assets as of September 30, 2005, is 100% invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected long-term rate of return on plan assets for the U.S. terminated pension plan is based on the portfolio yield at the beginning of each fiscal year. The U.K. pension plan, which represents approximately 20% of Merrill Lynch’s total plan assets as of September 30, 2005, is currently invested in 80% equity securities, 14% debt securities and 6% real estate. The expected long-term rate of return on the U.K. pension plan assets was determined by Merrill Lynch and reflects estimates by the plan investment advisors of the expected returns on different asset classes held by the plan in light of prevailing economic conditions at the beginning of the fiscal year.
At September 30, 2005, Merrill Lynch reduced the discount rate used to determine the U.S. pension plan and postretirement benefit plan obligations to 5.2% and 5.3%, respectively. The expected rate of return for the U.S. pension plan assets for 2005 was not changed from 2004. The discount rate at September 30, 2005 for the U.K. pension plan was reduced from 5.5% in 2004 to 5.3% for 2005. In addition, the expected rate of return for the U.K. pension plan was reduced from 7.5% in 2004 to 7.3% for 2005, which increased expense in 2005 by approximately $2 million.
Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. plan expenses for 2006. This change would increase the U.K. pension plan expense for 2006 by approximately $4 million. Also, such a change would increase the U.S. and U.K. plan obligations at September 30, 2005 by $65 million and $51 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. pension plan and the U.K. pension plan would result in an expense increase for 2006 of approximately $6 million and $2 million, respectively.
The assumed health care cost trend rate has a significant effect on the amounts reported for the postretirement health care plans. A one-percent change in the assumed health care cost trend rate would have the following effects:

	1% Increase		1% Decrease
(dollars in millions)	2005	2004	2005	2004

Effect on:
Other postretirement benefits cost	$10	$8	$(8)	$(7)
Accumulated benefit obligation	44	94	(37)	(75)

Investment Strategy and Asset Allocation
The U.S. terminated pension plan asset portfolio is structured such that the asset maturities match the duration of the plan’s obligations. Consistent with the plan termination in 1988, the annuity contract and the supplemental agreement, the asset portfolio’s investment objective calls for a concentration in fixed income securities, the majority of which have an investment grade rating.
The assets of the U.K. pension plan are invested prudently so that the benefits promised to members are provided, having regard to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees’ investment advisors. The asset allocation strategy selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities. For the U.K. pension plan, the target asset allocation is 80% equity, 15% debt, and 5% real estate.

The pension plan weighted-average asset allocations at September 30, 2005 and September 30, 2004, by asset category are presented in the table below. The actual asset allocations are consistent with their respective targets. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004

Debt securities	100%	100%	22%	23%
Equity securities	–	–	71	70
Real estate	–	–	4	4
Other	–	–	3	3

Total	100%	100%	100%	100%

Estimated Future Benefit Payments
Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

	Defined Benefit Pension Plans					Postretirement Plans(3)
						Gross	Medicare	Net
(dollars in millions)	U.S.	(1)	Non-U.S.	(2)	Total	Payments	Subsidy	Payments

2006	$98		$34		$132	$20	$2	$18
2007	130		35		165	22	3	19
2008	104		36		140	24	4	20
2009	107		38		145	27	5	22
2010	110		40		150	29	5	24
2011 through 2015	591		229		820	166	35	131

(1)	The U.S. defined benefit pension plan payments are funded under the terminated plan annuity contract.
(2)	The U.K., Japan and Swiss pension plan payments represent about 56%, 16% and 11%, respectively, of the non-U.S. 2006 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, including the Medicare subsidy, represent approximately 95% of the total expected postretirement benefit payments.
Postemployment Benefits
Merrill Lynch provides certain postemployment benefits for employees on extended leave due to injury or illness and for terminated employees. Employees who are disabled due to non-work-related illness or injury are entitled to disability income, medical coverage, and life insurance. Merrill Lynch also provides severance benefits to terminated employees. In addition, Merrill Lynch is mandated by U.S. state and federal regulations to provide certain other postemployment benefits. Merrill Lynch funds these benefits through a combination of self-insured and insured plans.
Merrill Lynch recognized $226 million, $165 million, and $343 million in 2005, 2004, and 2003, respectively, of postemployment benefits expense, which included severance costs for terminated employees of $225 million, $134 million, and $311 million in 2005, 2004, and 2003, respectively.

NOTE 14	Employee Incentive Plans
To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with stock or options to purchase stock. The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2005, 2004, and 2003 was $1,011 million, $883 million, and $1,004 million, respectively, which includes the impact of accelerated amortization for terminated employees. Merrill Lynch also sponsors deferred cash compensation plans and award programs for eligible employees.
Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)
LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved

Merrill Lynch 2005 Annual Report

plan, provides for the issuance of Restricted Shares, as well as Performance Shares. All plans under LTIC, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of December 30, 2005, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options and Stock Appreciation Rights had been granted. Stock-settled Stock Appreciation Rights, which were first granted in 2004, were substantially all converted to Non-qualified Stock Options by December 31, 2004.
Restricted Shares and Units
Restricted Shares are shares of ML & Co. common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Substantially all awards are settled in shares of common stock. Recipients of Restricted Unit awards receive cash payments equivalent to dividends. Under these plans, such shares and units are restricted from sale, transfer, or assignment until the end of the restricted period. Such shares and units are subject to forfeiture during the vesting period, for grants under LTIC Plans, or the restricted period for grants under ECAP. Restricted share and unit grants made prior to 2003 generally cliff vest in three years. Restricted share and unit grants made in 2003 through 2005 generally cliff vest in four years.
The activity for Restricted Shares and Units under these plans during 2005 and 2004 follows:

	LTIC Plans		ECAP	ESCP
	Restricted Shares	Restricted Units	Restricted Shares	Restricted Shares	Restricted Units

Authorized for issuance at:
December 30, 2005	660,000,000	N/A	104,800,000	75,000,000	N/A
December 31, 2004	660,000,000	N/A	104,800,000	75,000,000	N/A

Available for issuance at:(1)
December 30, 2005	65,412,219	N/A	10,832,121	57,158,319	N/A
December 31, 2004	63,887,054	N/A	10,835,952	75,000,000	N/A

Outstanding, end of 2003	33,828,628	7,220,455	39,059	–	–
Granted — 2004	12,280,362	2,664,393	7,851	–	–
Paid, forfeited, or released from contingencies	(10,735,085)	(3,152,272)	(14,622)	–	–

Outstanding, end of 2004	35,373,905	6,732,576	32,288	–	–
Granted — 2005	3,816,323	970,647	8,244	16,240,185	2,340,815
Paid, forfeited, or released from contingencies	(10,222,689)	(2,982,677)	(19,676)	(556,398)	(182,921)

Outstanding, end of 2005(2)	28,967,539	4,720,546	20,856	15,683,787	2,157,894

N/A=Not Applicable
(1)	Includes shares reserved for issuance upon the exercise of stock options.
(2)
In January 2006, 16,754,497 Restricted Shares and 3,418,576 Restricted Units were granted from ESCP and LTIC plans to eligible employees. These awards generally vest in 25% increments over 4 years. In addition, 2,905,688 participation units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout can vary depending on Merrill Lynch’s financial performance against specified return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units shall convert into Restricted Shares on each of January 31, 2007, January 31, 2008 and January 31, 2009 (each a “Conversion Date”), based on ROE determined for the most recently completed fiscal year. Participation Units converted on the Conversion Date will cease to be outstanding immediately following conversion. If the minimum target is not met, the participation units will expire without being converted.

The weighted-average fair value per share or unit for 2005, 2004, and 2003 grants follows:

	2005	2004	2003

LTIC Plans
Restricted Shares	$58.70	$59.10	$36.69
Restricted Units	58.60	54.38	37.18
ECAP Restricted Shares	60.37	58.30	53.65
ESCP Plans
Restricted Shares	57.01	–	–
Restricted Units	57.01	–	–

Non-Qualified Stock Options
Non-qualified Stock Options granted under LTIC Plans in 1996 through 2000 generally became exercisable over five years; options granted in 2001 and 2002 became exercisable after approximately six months. Option and Stock Appreciation Right grants made after 2002 generally become exercisable over four years. The exercise price of these grants is equal to 100% of the fair market value (as defined in LTIC Plans) of a share of ML & Co. common stock on the date of grant. Options and Stock Appreciation Rights expire ten years after their grant date.

In December 2004, 8,141,369 Stock Appreciation Rights which were granted in January 2004 were converted to Non-qualified Stock Options; no change was made to the remaining vesting periods or exercise price. A total of 344,627 Stock Appreciation Rights remained outstanding at December 30, 2005.
The activity for Non-qualified Stock Options under LTIC Plans for 2005, 2004, and 2003 follows:

	Options	Weighted-Average
	Outstanding	Exercise Price

Outstanding, beginning of 2003	221,888,144	$ 42.07
Granted — 2003	23,188,910	36.15
Exercised	(26,988,687)	20.41
Forfeited	(1,943,844)	36.70

Outstanding, end of 2003	216,144,523	44.20
Granted — 2004	9,842,371	59.85
Exercised	(20,429,175)	27.10
Forfeited	(1,434,287)	46.88

Outstanding, end of 2004	204,123,432	46.64
Granted — 2005	681,622	58.13
Exercised	(26,849,096)	30.91
Forfeited	(1,242,883)	43.48

Outstanding, end of 2005(1)	176,713,075	49.10

(1)	In January 2006, 333,155 Non-qualified Stock Options were granted to eligible employees.
At year-end 2005, 2004, and 2003, options exercisable under LTIC Plans were 156,950,106, 169,975,049, and 176,168,602, respectively. The weighted-average exercise price of exercisable options was $49.55, $47.05, and $45.35, per option, at year-end 2005, 2004, and 2003, respectively.
The table below summarizes information related to outstanding and exercisable options at year-end 2005:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
	Number	Exercise	Remaining		Number	Exercise
Exercise Price	Outstanding	Price	Life (Years)	(1)	Exercisable	Price

$8.00 – $31.99	19,697,919	$24.86	1.44		19,697,919	$24.86
$32.00 – $37.99	47,070,346	36.15	4.71		35,249,989	36.14
$38.00 – $50.99	27,186,237	43.67	4.12		26,913,217	43.71
$51.00 – $60.99	49,384,804	54.91	6.42		41,988,889	54.07
$61.00 – $77.99	33,373,769	77.50	5.07		33,100,092	77.56

(1)	Based on original contractual life of ten years.
The weighted-average fair value of options granted in 2005, 2004, and 2003 was $18.04, $20.46, and $13.55, per option, respectively. Fair value is estimated as of the grant date based on a Black-Scholes option pricing model using the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	3.80%	3.27%	2.86%
Expected life	4.6 yrs.	5.0 yrs.	5.0 yrs.
Expected volatility	35.31%	37.36%	46.41%
Dividend yield	1.14%	1.07%	1.77%

Employee Stock Purchase Plans (“ESPP”)
The ESPP, which is shareholder approved, allows eligible employees to invest from 1% to 10% of their eligible compensation to purchase ML & Co. common stock, subject to legal limits. For 2005 the maximum annual purchase was $23,750. Prior to 2005, the maximum annual purchase was $21,250. Beginning January 15, 2005, purchases were made at a discount equal to 5% of the average high and low market price on the relevant investment date. Purchases for the 2004 plan year were made without a discount. Prior to the 2004 plan year purchases were made with a discount generally equal to 15% of the average high and low market price on the relevant investment date. Up to 125,000,000 shares of common stock have been authorized for issuance under ESPP. The activity in ESPP during 2005, 2004, and 2003 follows:

Merrill Lynch 2005 Annual Report

	2005	2004	2003

Available, beginning of year	24,356,952	24,931,909	26,918,962
Purchased through plan	(894,517)	(574,957)	(1,987,053)

Available, end of year	23,462,435	24,356,952	24,931,909

The weighted-average fair value of ESPP stock purchase rights exercised by employees in 2005, 2004, and 2003 was $2.67, $3.95, and $6.69 per right, respectively.
Director Plans
Merrill Lynch provides stock based compensation to its non-employee directors under the Merrill Lynch & Co., Inc. Deferred Stock Unit Plan for Non-Employee Directors, which was approved by shareholders in 2005 (“New Directors Plan”) and the Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Old Directors Plan”) which was adopted by the Board of Directors in 1996 and discontinued after stockholders approved the New Directors Plan. In 2005, shareholders authorized Merrill Lynch to issue 500,000 shares under the New Directors Plan and also authorized adding all shares that remained available for issuance under the Old Directors Plan to shares available under the New Directors Plan for a total of approximately 1 million shares.
Under both plans, non-employee directors received deferred stock units, payable in shares of ML & Co. common stock after a deferral period of five years. Under the Old Directors Plan, 41,558 and 48,706 deferred stock units were outstanding at year-end 2005 and 2004, respectively. Under the New Directors Plan, 34,306 deferred stock units remained outstanding at year-end 2005.
Additionally, the Old Directors Plan provided for the grant of stock options which the New Directors Plan eliminated. There were approximately 142,117 and 152,571 stock options outstanding under the Old Directors Plan at year-end 2005 and 2004, respectively.
Book Value Plan
Merrill Lynch also has instruments representing the right to receive approximately 1.6 million shares under Merrill Lynch’s Investor Equity Purchase Plan (“Book Value Plan”). Issuances under the Book Value Plan were discontinued in 1995 and the authorization under the plan is limited to the 1.6 million shares.
Financial Advisor Capital Accumulation Award Plans (“FACAAP”)
Under FACAAP, eligible employees in GPC are granted awards generally based upon their prior year’s performance. Payment for an award is contingent upon continued employment for a period of time and is subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of ML & Co. common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the date of grant in a fixed number of shares of ML & Co. common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. Eligible participants may defer awards beyond the scheduled payment date. Only shares of common stock held as treasury stock may be issued under FACAAP. FACAAP, which was approved by the Board of Directors, has not been shareholder approved.
At December 30, 2005, shares subject to outstanding awards totaled 37,250,319 while 18,301,782 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during 2005, 2004, and 2003 was $59.92, $57.73, and $38.78 per award, respectively.
Other Compensation Arrangements
Merrill Lynch sponsors deferred compensation plans in which employees who meet certain minimum compensation thresholds may participate on either a voluntary or mandatory basis. Contributions to the plans are made on a tax-deferred basis by participants. Participants’ returns on these contributions may be indexed to various Merrill Lynch mutual funds and other funds, including certain company-sponsored investment vehicles that qualify as employee securities companies.
Merrill Lynch also sponsors several cash-based employee award programs, under which certain employees are eligible to receive future cash compensation, generally upon fulfillment of the service and vesting criteria for the particular program.
When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.5 billion and $2.1 billion, at December 30, 2005 and December 31, 2004, respectively. Accrued liabilities at year-end 2005 and 2004 were $2.0 billion and $1.7 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within Compensation and benefits expense on the Consolidated Statements of Earnings.

NOTE 15	Income Taxes
Income tax provisions (benefits) on earnings consisted of:

(dollars in millions)	2005	2004	2003

U.S. federal
Current	$1,016	$861	$821
Deferred	261	152	285
U.S. state and local
Current	50	73	5
Deferred	(43)	(39)	48
Non-U.S.
Current	817	464	197
Deferred	14	(111)	28

Total	$2,115	$1,400	$1,384

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of statutory U.S. federal income taxes to Merrill Lynch’s income tax provisions for earnings follows:

(dollars in millions)	2005	2004	2003

U.S. federal income tax at statutory rate	$2,531	$2,043	$1,826
U.S. state and local income taxes, net	4	22	34
Non-U.S. operations	(155)	(204)	(232)
Tax-exempt interest	(175)	(160)	(148)
Dividends received deduction	(62)	(42)	(17)
Valuation allowance(1)	–	(281)	(66)
Other	(28)	22	(13)

Income tax expense	$2,115	$1,400	$1,384

(1)	2004 amount reflects the reversal and utilization of the Japan valuation allowance.
The 2005, 2004 and 2003 effective tax rates reflect net benefits (expenses) of $156 million, $(33) million, and $220 million, respectively, related to changes in estimates for prior years, and settlements with various tax authorities. The 2005 tax rate also included $97 million of tax expense ($113 million tax expense recorded in the fourth quarter less $16 million tax benefit recorded in the second quarter) associated with the foreign earnings repatriation of $1.8 billion.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of Merrill Lynch’s deferred tax assets and liabilities follow:

(dollars in millions)	2005	2004	2003

Deferred tax assets
Deferred compensation	$1,379	$1,360	$1,412
Stock options	1,219	1,298	1,255
Valuation and other reserves	991	986	769
Employee benefits and pension	508	477	163
Foreign exchange translation	352	285	113
Deferred interest	240	250	318
Net operating loss carryforwards	120	292	431
Partnership activity	72	166	123
Restructuring related	48	79	140
Other	268	450	836

Gross deferred tax assets	5,197	5,643	5,560
Valuation allowances	(44)	(66)	(315)

Total deferred tax assets	5,153	5,577	5,245

Deferred tax liabilities
Goodwill	539	613	423
Deferred income	276	331	294
Interest and dividends	221	85	269
Depreciation and amortization	186	161	99
Deferred acquisition costs	157	181	171
Other	199	380	243

Total deferred tax liabilities	1,578	1,751	1,499

Net deferred tax assets	$3,575	$3,826	$3,746

Merrill Lynch 2005 Annual Report

At December 30, 2005, Merrill Lynch had U.S. net operating loss carryforwards of approximately $1,363 million and non-U.S. net operating loss carryforwards of $133 million. The U.S. amounts are primarily state carryforwards expiring in various years after 2006. The non-U.S. amounts are primarily United Kingdom and Canada carryforwards. Merrill Lynch also had approximately $81 million of state tax credit carryforwards expiring in various years after 2006.
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 is expected to be completed in 2006. There are carryback claims from these years of approximately $250 million to $300 million, which will undergo Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch is taking steps to file a request for reinvestigation of this assessment, including seeking clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.
Income tax benefits of $317 million, $248 million, and $370 million were allocated to stockholders’ equity related to employee stock compensation transactions for 2005, 2004, and 2003, respectively.
Cumulative undistributed earnings of non-U.S. subsidiaries were approximately $7.7 billion at December 30, 2005. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Merrill Lynch’s non-U.S. operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated. See Note 1 to the Consolidated Financial Statements, New Accounting Pronouncements, for further information.

NOTE 16	Regulatory Requirements and Dividend Restrictions
Effective January 1, 2005, Merrill Lynch became a Consolidated Supervised Entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis.
Certain U.S. and non-U.S. subsidiaries are subject to various securities, banking, and insurance regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These regulatory restrictions may impose regulatory capital requirements and limit the amounts that these subsidiaries can pay in dividends or advance to Merrill Lynch. Merrill Lynch’s principal regulated subsidiaries are discussed below.
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. On December 23, 2004, the SEC approved MLPF&S’s use of the new Appendix E of Rule 15c3-1. The new Appendix was created pursuant to SEC rule amendments adopted on June 8, 2004. As a condition for this approval, Merrill Lynch consented to group-wide supervision by the SEC. The Rule amendments are intended to reduce regulatory capital costs for broker-dealers by allowing very highly capitalized firms that have comprehensive internal controls and risk management practices in place to use their mathematical risk models to calculate certain regulatory capital deductions. As a result, beginning as of January 3, 2005, MLPF&S computed certain net capital deductions under the SEC Rule amendments. At December 30, 2005, MLPF&S’s regulatory net capital of $3,805 million was approximately 25.4% of ADI, and its regulatory net capital in excess of the minimum required was $3,301 million.

MLPF&S is also subject to the capital requirements of the CFTC, which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.
MLPF&S has reduced and expects to reduce further, subject to regulatory approval, its excess net capital so as to realize the benefits of the Rule amendments. On March 31, 2005, MLPF&S, with the approval of the SEC and The New York Stock Exchange, Inc. (“NYSE”), made a payment of $2.0 billion to its parent company, ML & Co., consisting of a $1.2 billion dividend and a subordinated debt repayment of $800 million. In addition, on December 6, 2005, after receiving the required approvals, MLPF&S paid a $500 million dividend to ML & Co.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the FSA. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At December 30, 2005, MLI’s financial resources were $9,234 million, exceeding the minimum requirement by $1,572 million.
MLGSI, a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At December 30, 2005, MLGSI’s liquid capital of $1,987 million was 311% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,219 million.
MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 30, 2005, MLJS’s net capital was $1,040 million, exceeding the minimum requirement by $536 million.
Banking Regulation
MLBUSA is a Utah-chartered industrial bank, regulated by the FDIC and the State of Utah Department of Financial Institutions (“UTDFI”). MLB&T is a New Jersey-chartered state bank regulated by the FDIC and the New Jersey Department of Banking and Insurance (“NJDBI”). Both MLBUSA and MLB&T are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of December 30, 2005.

	Well	MLBUSA		MLB&T
	Capitalized	Actual	Actual	Actual	Actual
(dollars in millions)	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage (to average assets)	5%	9.46%	$5,733	7.47%	$764
Tier 1 capital (to risk-weighted assets)	6%	9.95	5,733	18.21	764
Total capital (to risk-weighted assets)	10%	11.07	6,376	18.32	768

MLCMBL, an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator, as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMBL is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At December 30, 2005, MLCMBL’s capital ratio was above the minimum requirement at 8.81% and its financial resources, as defined, were $3,032 million, exceeding the minimum requirement by $1,027 million.
MLIB, a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under the EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At December 30, 2005, MLIB’s consolidated capital ratio was 12.5% and its consolidated financial resources were $3,298 million, exceeding the minimum requirement by $593 million.

Merrill Lynch 2005 Annual Report

Insurance Regulation
Merrill Lynch’s insurance subsidiaries are subject to various regulatory restrictions and at December 30, 2005, $763 million, representing 80% of the insurance subsidiaries’ net assets, was unavailable for distribution to Merrill Lynch.
Other
Approximately 60 other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. At December 30, 2005, restricted net assets of these subsidiaries were $1.8 billion.
With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there are no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its preferred stock and TOPrSSM, and the governing provisions of the Delaware General Corporation Law.

NOTE 17	Other Events
Acquisitions
On December 7, 2005, Merrill Lynch announced that it will increase its 40 percent ownership interest in DSP Merrill Lynch, one of India’s leading investment banking and wealth management companies, by up to 50 percent to 90 percent for approximately $500 million. The transaction is expected to close in the first half of 2006 and is subject to various regulatory approvals.
On December 2, 2005, Merrill Lynch completed its acquisition of Advest. Prior to acquisition, Advest was a wholly-owned subsidiary of AXA Financial Inc. The Advest operations are conducted primarily through Advest, Inc., a registered broker-dealer. Total consideration for the acquisition as of December 30, 2005 amounted to $451 million. Approximately $250 million of goodwill and $45 million of intangible assets, which consist solely of customer relationships, were recorded as a result of this transaction. The total consideration and purchase price allocation have not yet been finalized. The results of this business are included in Merrill Lynch’s GPC segment.
On November 1, 2004, Merrill Lynch completed its acquisition of the energy trading businesses of Entergy-Koch, LP. Total consideration for the acquisition amounted to $800 million, plus an amount equal to net working capital and net assets/liabilities from trading activities. Approximately $670 million of goodwill and $120 million of intangible assets were recorded as a result of this transaction. Intangible assets consist primarily of customer and technology related intangible assets. The wholly-owned energy trading business operates as the Global Commodities group, within Merrill Lynch’s GMI segment.
On October 29, 2004, Merrill Lynch completed its acquisition of the U.K. non-conforming mortgage lender, Mortgages plc. Mortgages plc engages in a range of mortgage-related businesses, including origination, servicing, packaging and securitization.
September 11-related Recoveries/Expenses
On September 11, 2001, terrorists attacked the World Trade Center complex, which subsequently collapsed and damaged surrounding buildings, some of which were occupied by Merrill Lynch. These events caused the temporary relocation of approximately 9,000 employees from Merrill Lynch’s global headquarters in the North and South Towers of the World Financial Center, and from offices at 222 Broadway to backup facilities. Merrill Lynch maintains insurance for losses caused by physical damage to property. This coverage includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. Merrill Lynch recorded September 11-related net insurance recoveries of $147 million in 2003. Expenses related to September 11 were $38 million in 2003.
During 2003, Merrill Lynch concluded its insurance recovery efforts related to the events of September 11th. In aggregate, Merrill Lynch was reimbursed $725 million for repair and replacement of physical damage, recovery expenses, and losses due to business interruption.

Supplemental Financial Information (Unaudited)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch for 2005 and 2004 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

	For the Quarter Ended
(dollars in millions,	Dec. 30,	Sept. 30,	July 1,	Apr. 1,	Dec. 31,	Sept. 24,	June 25,	Mar. 26,
except per share amounts)	2005	2005	2005	2005	2004	2004	2004	2004

Total Revenues	$13,500	$12,395	$11,326	$10,562	$9,680	$7,588	$7,367	$7,984
Interest Expense	6,720	5,717	5,007	4,330	3,774	2,759	2,104	1,923

Net Revenues	6,780	6,678	6,319	6,232	5,906	4,829	5,263	6,061
Non-Interest Expenses	4,749	4,742	4,724	4,563	4,354	3,621	3,877	4,371

Earnings Before Income Taxes	2,031	1,936	1,595	1,669	1,552	1,208	1,386	1,690
Income Tax Expense	638	560	460	457	359	286	316	439

Net Earnings	$1,393	$1,376	$1,135	$1,212	$1,193	$922	$1,070	$1,251

Earnings Per Common Share:
Basic	$1.56	$1.54	$1.25	$1.33	$1.32	$1.01	$1.15	$1.33
Diluted	$1.41	$1.40	$1.14	$1.21	$1.19	$0.93	$1.05	$1.21

The principal market on which ML & Co. common stock is traded is the New York Stock Exchange. ML & Co. common stock also is listed on the Chicago Stock Exchange, Pacific Exchange, London Stock Exchange and Tokyo Stock Exchange. Information relating to the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of common stock, and the frequency and amount of cash dividends declared for the two most recent fiscal years is below.
Dividends Per Common Share

(declared and paid)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005	$.16	$.20	$.20	$.20
2004	$.16	$.16	$.16	$.16

With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there are no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its preferred stock and TOPrSSM, and the governing provisions of the Delaware General Corporation Law. Certain subsidiaries’ ability to declare dividends may also be limited. See Note 16 to the Consolidated Financial Statements.
Stockholder Information
Consolidated Transaction Reporting System prices for ML & Co. common stock for the specified calendar quarters are noted below.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(at calendar period-end)	High	Low	High	Low	High	Low	High	Low

2005	$61.99	$56.01	$57.50	$52.00	$61.67	$54.36	$69.34	$58.64
2004	$64.89	$56.97	$60.74	$51.35	$54.32	$47.35	$61.16	$50.01

The approximate number of holders of record of ML & Co. common stock as of February 21, 2006 was 18,012. As of February 21, 2006, the closing price of ML & Co. common stock as reported on the New York Stock Exchange was $75.98.

Merrill Lynch 2005 Annual Report

Other Information (Unaudited)
Regulation and Supervision
Certain aspects of Merrill Lynch’s business, and the business of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. government agencies or regulatory bodies, securities exchanges, self-regulatory organizations, and central banks, each of which has been charged with the protection of the financial markets and the interests of those participating in those markets.
•
These regulatory agencies in the United States include, among others, the SEC, the CFTC, the Federal Energy Regulatory Commission (“FERC”), the FDIC, the Municipal Securities Rulemaking Board (“MSRB”), the NJDBI, the NYSBD, the UTDFI and the Office of Thrift Supervision (“OTS”).

•
Outside the United States, these regulators include the FSA in the United Kingdom; the Irish Financial Regulator; the Federal Financial Supervisory Authority in Germany; the Commission Bancaire, the Comite des Establissements de Credit et des Enterprises d’Investissement and the Autorite des marches financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange; the JFSA; the Japanese Securities and Exchange Surveillance Commission; the Monetary Authority of Singapore; the Office of Superintendent of Financial Institutions in Canada; the National Securities Commission in Argentina; the Securities and Exchange Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

Additional legislation and regulations, and changes in rules promulgated by the SEC or other U.S. Federal and state government regulatory authorities and self-regulatory organizations and by non-U.S. government regulatory agencies may directly affect the manner of operation and profitability of Merrill Lynch. Certain of the operations of Merrill Lynch are subject to compliance with privacy regulations enacted by the U.S. Federal and state governments, the EU, other jurisdictions and/or enacted by the various self-regulatory organizations or exchanges.
United States Regulatory Oversight and Supervision
Holding Company Supervision
In June 2004, the SEC approved the Consolidated Supervised Entity rule that created a voluntary framework for comprehensive group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. Merrill Lynch has met all the requirements and is currently a consolidated supervised entity subject to group-wide supervision by the SEC and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, Merrill Lynch is computing allowable capital and risk allowances thereto; permitting the SEC to examine the books and records of the holding company and any affiliate that does not have a principal regulator; and has adopted various additional SEC reporting, record-keeping, and notification requirements. Refer to Note 16 to the Consolidated Financial Statements for additional information.
Merrill Lynch is working to assess the impact of compliance with the new Basel II capital standards, which the Basel Committee on Banking Supervision adopted in June 2004. Merrill Lynch has commenced the process of complying with the Basel II standards for implementation in 2006.
Broker-Dealer Regulation
MLPF&S, Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as securities exchanges (including NYSE and the National Association of Securities Dealers, Inc. (“NASD”)). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S and the MLIM entities, are registered as investment advisers with the SEC.
The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch affiliates. Additional information regarding certain net capital requirements is set forth in Note 16 to the Consolidated Financial Statements.
Merrill Lynch formed the Special Structured Products Committee as part of its agreement with the Department of Justice. This Committee, which is comprised of senior managers across business, support and risk functions, reviews a variety of transactions with the objective of advancing the appropriateness and integrity of such client transactions.

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
On June 29, 2005, the SEC adopted final rules that modify significantly the registration, communications and offering processes under the Securities Act of 1933 (the “Securities Act”). The new rules took effect on December 1, 2005. The new rules are primarily designed to (i) liberalize the flow of information from issuers to investors before and during offering periods; (ii) streamline the Securities Act registration process, especially for large reporting issuers, such as ML & Co., referred to as “well-known seasoned issuers” or “WKSIs”; (iii) implement a new “access equals delivery” model for final prospectuses based upon electronic availability instead of physical delivery; and (iv) alter, in certain respects, the prospectus liability framework under the Securities Act by expressly premising liabilities for material misstatements or omissions solely on the information conveyed to an investor, whether orally or in writing, at the time the investor becomes committed to purchase securities. Merrill Lynch has established plans and procedures designed to comply with these new rules.
Sarbanes-Oxley and Related Rules
Aspects of Merrill Lynch’s public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and certain related regulations and rules proposed and/or adopted by the SEC, the NYSE and other self-regulatory organizations. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that Merrill Lynch’s financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the audit committee of the Board of Directors includes an audit committee financial expert. Related NYSE and other self-regulatory organization rules require that the Chief Executive Officer certify compliance with applicable corporate governance standards. These rules also require listed companies to, among other items, adopt corporate governance guidelines and a code of business conduct, tighten applicable criteria for determining director and audit committee member independence, and increase the authority and responsibilities of the audit committee.
Mutual Fund Industry Regulation
During 2003 and continuing into 2004, abuses by certain participants in the mutual fund industry, including those relating to market timing, late trading, selective disclosure, and certain sales-related practices prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and adopted rules to require enhanced disclosure and supervision of market timing policies and pricing. In addition, the SEC proposed and adopted rules requiring additional disclosure concerning portfolio managers, breakpoint discounts on the sale of fund shares, and the process for approving advisory contracts, as well as enhanced periodic reports. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and requiring that funds designate a single chief compliance officer. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses and therefore adversely affect the profitability of these businesses.
Research Related Regulation
The NYSE and the NASD adopted rules relating to equity research, including a new registration requirement for equity analysts, which were required to be fully implemented by March 31, 2005. Merrill Lynch has also added disclosure on research reports to provide investors with additional information about potential conflicts of interest in response to the requirements of regulators outside of the U.S. Pursuant to the global regulatory settlement relating to research, in 2005, an independent monitor reviewed Merrill Lynch’s compliance with its terms.
Over the previous several years, the research function at integrated broker-dealers has been the subject of substantial regulatory and media attention. As a result of regulatory and legal mandates as well as firm initiatives, Merrill Lynch enacted a number of new policies to enhance the quality of its research product including: modifying the compensation system for research analysts; forming a Research Recommendations Committee to review equity analysts’ investment recommendations; adopting a new simplified securities rating system; implementing new policies and procedures to comply with all legal requirements, including those limiting communications between equity research analysts and investment banking and other origination personnel; and adding additional disclosures

Merrill Lynch 2005 Annual Report

on research reports regarding potential conflicts of interest. Merrill Lynch also appointed an independent consultant who identified independent third-party research providers to provide fundamental research on certain companies covered by Merrill Lynch. This research has been made available to Merrill Lynch private clients in the United States beginning in July 2004 and, upon request, to institutional clients in the United States in accordance with legal requirements. Under the terms of the global research settlement, in 2005 Merrill Lynch appointed an independent monitor who reported on Merrill Lynch’s compliance with the terms of the settlement.
The compensation system for research analysts includes an evaluation of the performance of analysts’ recommendations, including the extent to which the analyst’s insights and recommendations have benefited investors. The compensation of all analysts responsible for the substance of an equity research report is required to be reviewed and approved by a committee reporting to the Board of Directors of MLPF&S. The Management Development and Compensation Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, is also required to review this compensation process for consistency with certain legal requirements. Merrill Lynch’s Investment Banking Group has no input into research analyst compensation.
Client Information Regulation
Broker-dealers and certain other financial institutions are subject to the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”), which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires broker-dealers and other financial institutions to establish anti-money laundering compliance programs which must include policies and procedures to verify client identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the USA PATRIOT Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Merrill Lynch has established policies, procedures and systems designed to comply with these regulations. Among other initiatives, Merrill Lynch adopted a Customer Identification Program in October 2003. Compliance with the USA PATRIOT Act may result in additional financial expenses for financial institutions, including Merrill Lynch, and may subject firms to additional liability.
Financial institutions, including Merrill Lynch, have also become subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach-Bliley Act in the United States and the European Union Data Protection Directive in EU countries. Many states have also recently passed new privacy and information security laws. Merrill Lynch has adopted additional policies and procedures in response to such requirements and continues to track and respond to new requirements. This may result in incremental operating and technology costs.
Additional Regulation of Certain U.S. Entities
MLPF&S and ML Pro are registered futures commission merchants and, as such, are regulated by the CFTC and the National Futures Association (“NFA”). The CFTC and the NFA impose net capital requirements on these companies. In addition, these companies are subject to the rules of the futures exchanges and clearing associations of which they are members.
Merrill Lynch Commodities, Inc. (“MLCI”) is subject to regulation by the FERC, CFTC and other agencies with respect to certain aspects of its activities. MLCI is also a member of the New York Mercantile Exchange and is subject to its rules.
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
Merrill Lynch Trust Company, FSB, a federal savings bank, is subject to regulation by the OTS and the FDIC, and, in addition, is an investment adviser subject to regulation by the SEC.
MLBUSA is regulated primarily by the UTDFI and the FDIC. Merrill Lynch Business Financial Services Inc, (“MLBFS”), Merrill Lynch Credit Corporation (“MLCC”) and Merrill Lynch Private Finance Ltd. are wholly-owned subsidiaries of MLBUSA, and certain of their activities are regulated and subject to examination by the FDIC and the UTDFI. In addition to Utah and the FDIC, MLCC is also licensed or registered to conduct its lending activities in 29 other jurisdictions and MLBFS is licensed or registered in eight jurisdictions, subjecting each to regulation and examination by the appropriate authorities in those jurisdictions.
Merrill Lynch’s banking and lending activities are supervised and regulated by a number of different Federal and state regulatory agencies. MLB&T is regulated primarily by the NJDBI and the FDIC.

Merrill Lynch’s insurance subsidiaries are subject to state insurance regulatory supervision. ML Life is subject to regulation and supervision by the New York State Insurance Department. MLLIC is subject to regulation and supervision by the Insurance Department of the State of Arkansas. Both MLLIC and ML Life are subject to similar regulation in the other states in which they are licensed.
MLML is licensed or registered to conduct its commercial mortgage conduit business and its residential mortgage trading business in multiple jurisdictions.
Merrill Lynch Financial Markets, Inc. (“MLFM”) is registered with, and received approval in January 2005 from, the SEC to act as an OTC Derivatives Dealer. A special set of SEC rules apply to OTC Derivatives Dealers. MLFM is in the process of becoming operational.
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
Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission, the FSA and the NYSBD. Merrill Lynch Bank and Trust (Cayman) Limited is regulated by the Cayman Islands Monetary Authority and its international representative office by the Federal Reserve and the Florida Department of Banking.
MLI and MLIB, including certain of its subsidiaries, are regulated and supervised in the United Kingdom by the FSA and in certain other jurisdictions, by local regulators. MLCMBL, which engages in the derivatives business, is regulated by the Irish Financial Regulator. MLIB and MLCMBL are also subject to regulation by the NYSBD. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investments Commission or the Australian Prudential Regulatory Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and The Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the JFSA as well as other Japanese regulatory authorities.
Merrill Lynch Commodities (Europe) Ltd. (“MLCE”) is a member of the International Petroleum Exchange, Nordpool and other exchanges and is subject to their rules. Merrill Lynch Commodities (Europe) Trading Limited (“MLCETL”) is regulated in the United Kingdom by the FSA.
The business of Merrill Lynch Investment Managers Limited and other non-U.S. investment advisors is regulated by a number of non-U.S. regulatory agencies or bodies. Their activities in the United Kingdom are regulated by the FSA and, in other jurisdictions, by local regulators. Several of MLIM’s international funds (including MLIIF) are regulated for public distribution under the 1985 European Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”). This directive was amended in October 2001 by two further directives (“UCITS III”) and the changes are gradually being implemented by the Member States of the European Union. All UCITS funds must be or have converted to UCITS III by a certain date. MLIIF converted to UCITS III during 2005.
Merrill Lynch’s activities in Canada, Mexico, Brazil and Argentina are regulated by their respective securities commissions and exchanges as well as other regulatory authorities.
Legal Proceedings
ML & Co., certain of its subsidiaries, including MLPF&S, and other persons have been named as parties in various legal actions and arbitration proceedings arising in connection with the operation of ML & Co.’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten underwriting defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed co-conspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies...and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint. On September 28, 2005, the Second Circuit reversed the district court’s decision dismissing the case, holding that the alleged conduct

Merrill Lynch 2005 Annual Report

was not immune from the antitrust laws. On January 11, 2006, the Second Circuit denied defendants’ petition for rehearing and rehearing en banc. The defendants are seeking a stay of further proceedings while they petition for Supreme Court review of the Second Circuit’s decision.
In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriting defendants, including Merrill Lynch, artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriters as class actions. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. The matter has now been fully briefed, and the parties are awaiting a decision from the Court of Appeals.
IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: Merrill Lynch is one of approximately two dozen defendants that have been named in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase certain initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and certain issuers in initial public offerings. On September 25, 2002, the court denied defendants’ motion to dismiss the issuer claims. On February 24, 2004, the court granted defendants’ motion to dismiss the investor claims for damages and penalties, and permitted the case to proceed only with regard to claim for injunctive relief. The parties are awaiting a decision on plaintiffs’ motions for class certification in both the investor and issuer class actions.
Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The complaint also alleges that Merrill Lynch violated the securities laws in connection with its role as an underwriter of Enron stock, its research analyst coverage of Enron stock, and its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. On December 19, 2002 and March 29, 2004, the court denied Merrill Lynch’s motions to dismiss. On July 27, 2005, Merrill Lynch filed a Motion for Judgment on the Pleadings based, in part, on the Supreme Court’s April 19, 2005, decision in Dura Pharmaceuticals v. Broudo, which addressed the standards for pleading and proving loss causation. On August 3, 2005, plaintiff filed a Motion for Partial Summary Judgment against Merrill Lynch, which seeks a judgment that Merrill Lynch knowingly committed deceptive acts in furtherance of a scheme to defraud. Merrill Lynch is opposing that motion. In addition, the defendants, including Merrill Lynch, are awaiting a decision on plaintiffs’ motion for class certification. A trial date has been set for October 16, 2006.
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
Research Litigation
In re Merrill Lynch & Co., Inc. Research Reports Securities Litigation: Beginning in 2001, Merrill Lynch was named in dozens of class actions that challenged the objectivity of Merrill Lynch’s research recommendations related to securities of Internet companies. As a result of the dismissal or abandonment of many of these cases and the February 16, 2006 settlements in principle of others (which settlements are subject to further documentation and court approvals), only two of these class actions are actively being litigated. Merrill Lynch is vigorously defending these two remaining actions, one of which, Dabit v. Merrill Lynch, is now before the United States Supreme Court, and the other of which, In re Merrill Lynch & Co., Inc. Shareholders Litigation, is pending in the United States District Court for the Southern District of New York. Refer to Note 2 to the Consolidated Financial Statements for further information.

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
Tyco-Related Arbitration
On July 25, 2005, arbitration hearings began on a claim by a group of persons who allege that as a result of allegedly misleading research issued by Merrill Lynch, they were induced not to sell Tyco stock that they had acquired in connection with the sale of their business. They sought damages of over $90 million. On October 10, 2005, the arbitration panel unanimously rejected all of the claims against Merrill Lynch and held that the claimants were not entitled to any relief.
Global Crossing Litigation
In re Global Crossing Ltd. Securities Litigation: On or about January 28, 2003, several dozen entities, including Merrill Lynch, were named as defendants in a class action filed in the United States District Court for the Southern District of New York. Plaintiffs asserted claims against Merrill Lynch in connection with a March 1999 fairness opinion that Merrill Lynch issued to the Board of Directors of Global Crossing in connection with its acquisition of Frontier Corporation, and in connection with two Global Crossing securities offerings that took place in April 2000 in which Merrill Lynch was a member of the underwriting syndicate. On December 18, 2003, the court granted Merrill Lynch’s motion to dismiss the claims related to the issuance of the fairness opinion but denied Merrill Lynch’s motion to dismiss with regard to its role as an underwriter for the April 2000 offerings.
Allegheny Energy Litigation
Merrill Lynch v. Allegheny Energy, Inc.: On September 24, 2002, Merrill Lynch filed an action in the United States District Court for the Southern District of New York against Allegheny Energy, Inc. The complaint alleges that Allegheny owes Merrill Lynch the final $115 million payment due in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York claiming misrepresentations in connection with Merrill Lynch’s sale of the energy trading business to Allegheny. On July 18, 2005, following a bench trial, the court issued a decision holding that Allegheny is required to pay Merrill Lynch $115 million plus interest and that Allegheny is not entitled to any recovery against Merrill Lynch. On September 22, 2005, Allegheny appealed the court’s July 18, 2005 decision awarding Merrill Lynch $115 million plus interest on its claim and denying Allegheny any relief on its claim. That appeal is pending.
Boston Chicken Litigation
BCI Trustee Litigation: The Plan Trustee, appointed by the Boston Chicken Inc. (“BCI”) Plan of Reorganization, has filed claims against numerous defendants, including Merrill Lynch and other underwriters, alleging damages to BCI resulting from debt and equity offerings in which the underwriters participated between 1993 and 1997. The Plan Trustee’s suit is pending in federal district court in Phoenix, Arizona. In January 2006, this matter was settled (subject to court approval) for an amount that did not have a material effect on ML & Co.’s financial condition or results of operations. The detailed terms and conditions of the settlement are confidential.
Sale of Mutual Fund Shares
Since May 2004, four putative class actions have been filed in the United States District Court for the Southern District of New York against Merrill Lynch. These cases allege that Merrill Lynch failed to disclose incentives to mid-level managers to maximize the sale of mutual funds carrying the Merrill Lynch brand name and that these mid-level managers pressured financial advisers to maximize the sale of these funds. Merrill Lynch is seeking the dismissal of these actions. In addition, Merrill Lynch is a defendant in a putative class action captioned Thomas J. DeBenedictis v. Merrill Lynch & Co., et al., which was filed in the United States District Court for the District of New Jersey. This putative class action alleges that the registration statements and prospectuses for the Merrill Lynch Funds should have stated, but omitted to state, that for certain investors Class B shares are inherently inferior to Class A, C, and D shares. On February 21, 2006, the court granted Merrill Lynch’s motion to dismiss the action.
Market Timing Class Action
In October 2004, a securities class action was filed against a large number of defendants, including Merrill Lynch, in the United States District Court for the District of Maryland and was subsequently consolidated as part of In re Mutual Funds Investment Litigation, MDL 1586. With regard to Merrill Lynch, the complaint alleges that between November 1, 1998 and September 3, 2003, Merrill Lynch violated federal securities laws in connection with serving as a broker-dealer intermediary on behalf of certain other defendants who allegedly engaged in market timing trading strategies in mutual fund shares. On November 3, 2005, the court granted Merrill Lynch’s motion to dismiss these actions.

Merrill Lynch 2005 Annual Report

McReynolds v. Merrill Lynch
On November 18, 2005, a purported class action was filed in the United States District Court for the Northern District of Illinois seeking to certify a class of current and former African American Merrill Lynch employees, as well as African Americans who applied for employment. Plaintiff alleges that the firm has engaged in a pattern and practice of discrimination against African Americans in violation of federal Civil Rights statutes. Merrill Lynch is vigorously contesting these claims.
Parmalat
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
Other
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
Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including most of the class action lawsuits disclosed in ML & Co.’s public filings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
Properties
Merrill Lynch has offices in various locations throughout the world. Other than those described below as being owned, substantially all Merrill Lynch offices are located in leased premises. Facilities owned or occupied by Merrill Lynch are believed to be adequate for the purposes for which they are currently used and are well maintained. Set forth below is the location and the approximate square footage of the principal facilities of Merrill Lynch. Each of these principal facilities supports various Merrill Lynch business segments. Information regarding Merrill Lynch’s property lease commitments is set forth in “Leases” in Note 12 to the Consolidated Financial Statements.
Principal Facilities in the United States
Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Merrill Lynch affiliates lease the North Tower (1,800,000 square feet) and the South Tower (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in the North Tower. As of December 2005, Merrill Lynch occupies the entire North Tower and approximately 20% of the South Tower.

In New York City, MLPF&S leases 662,000 square feet in lower Manhattan. The lease expires in 2007. Merrill Lynch occupies 91% of a 760,000 square foot building at 222 Broadway, New York that is owned by a Merrill Lynch subsidiary. In New Jersey, a Merrill Lynch affiliate owns a 669,000 square foot office building in Plainsboro. MLPF&S leases 494,000 square feet (reduced to 178,511 square feet after March 2007) at 101 Hudson Street in Jersey City, New Jersey. This lease expires in 2012 unless certain renewal rights are exercised. A Merrill Lynch affiliate leases and occupies, pursuant to an operating lease with an unaffiliated lessor, 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. The Merrill Lynch affiliate that is the lessee under such operating lease owns the underlying land upon which the Hopewell facilities are located. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings (a large portion of one is leased to a third party).
Principal Facilities Outside the United States
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
Securities Issued Under Merrill Lynch’s Equity Compensation Plans
The following table provides information on the shares that are available under Merrill Lynch’s equity compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.
Merrill Lynch has five shareholder approved plans — the Long-Term Incentive Compensation Plan for executive officers (for stock grants made to executive officers) (“LTICP-Executive”), the Equity Capital Accumulation Plan (for restricted share grants made to a broad group of employees) (“ECAP”), the Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (for stock grants made to key managers and producers) (“ESCP”) and the Merrill Lynch & Co., Inc. Deferred Stock Unit Plan for Non-Employee Directors (for deferred stock unit grants to non-employee directors) (“New Director Plan”).
Merrill Lynch has adopted stock compensation plans that are used to compensate non-executive employees — the Financial Advisor Capital Accumulation Award Plan (stock-based compensation to the financial advisor population) (“FACAAP”) and the Long-Term Incentive Compensation Plan for Managers and Producers (for stock grants made to key managers and producers) (“LTICP-M&P”).
Merrill Lynch provided for the issuance of deferred stock units and non-qualified stock options to the Merrill Lynch non-employee Directors as compensation for their Director services under the Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Old Director Plan”). The New Director Plan was approved by stockholders in 2005 and replaced the Old Director Plan.
The numbers in the table are as of December 30, 2005, the last day of Merrill Lynch’s 2005 fiscal year.

	Securities Issuable Upon	Weighted-average Exercise	Securities that Remain
Equity Compensation	Exercise of Outstanding Options,	Price of Outstanding Options,	Available for Issuance
Plan Category	Warrants, and Rights(1)	Warrants, and Rights	Under Plans

Plans approved by shareholders	15,195,559	$44.12	126,306,076
Plans not approved by shareholders(2)	161,659,633	$49.57	49,853,672

Total	176,855,192	$49.10	176,159,748	(3)

(1)
Merrill Lynch also has made the following grants under its stock compensation plans that remain outstanding as of December 30, 2005 and are not included in this column: 37,250,319 units (payable in stock) under FACAAP and 51,550,622 restricted shares and restricted units granted under LTICP-Executive, LTICP-M&P and ESCP. In addition, in January 2006, 16,754,497 restricted shares and 3,418,576 restricted units were granted under both ESCP and LTICP-Executive, 325,939 stock options were granted under LTICP-M&P and 3,041,175 units (payable in stock) were granted under FACAAP.

(2)
These plans are: (i) FACAAP, (ii) LTICP-M&P and (iii) the Old Director Plan. The material features of FACAAP, LTICP-M&P and the Old Director Plan are described in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Those descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents that are exhibits to this Annual Report on Form 10-K.

(3)
This amount includes, as of December 30, 2005: 33,887,507 shares available for issuance under LTICP-Executive; 31,524,712 shares available for issuance under LTICP-M&P; 10,832,121 shares available for issuance under ECAP; 23,462,435 shares available for issuance under the Employee Stock Purchase Plan; 18,301,782 shares available for issuance under FACAAP; 965,694 and 27,178 shares available for issuance under the New and Old Director Plans, respectively; and 57,158,319 shares available for issuance under ESCP.

Merrill Lynch 2005 Annual Report

Executive Officers of Merrill Lynch & Co., Inc.
The following list sets forth the name, age, present title, principal occupation and certain biographical information for the past five years for ML & Co.’s executive officers, all of whom have been elected by the ML & Co. Board of Directors. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.’s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify or until their earlier resignation or removal.
E. Stanley O’Neal (54)
Chairman of the Board since April 2003; Chief Executive Officer since December 2002; President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client (now a part of Global Private Client) from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000.
Rosemary T. Berkery (52)
Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client (now a part of Global Private Client) Marketing and Investments from June 2000 to September 2001; Co-Director of Global Securities Research and Economics Group from April 1997 to June 2000.
Robert C. Doll (51)
Senior Vice President since April 2002; Chief Investment Officer and President of Merrill Lynch Investment Managers (“MLIM”) since September 2001; Co-Head of MLIM Americas from November 1999 to September 2001; Chief Investment Officer for Equities for MLIM Americas from June 1999 to November 1999; prior to joining Merrill Lynch, Chief Investment Officer of OppenheimerFunds, Inc. from January 1999 to June 1999.
Jeffrey N. Edwards (44)
Senior Vice President since April 2005; Chief Financial Officer since March 2005; Senior Vice President and Head of Investment Banking for Americas region from September 2004 to March 2005; Head of Global Capital Markets and Financing from August 2003 to September 2004; Co-Head of Global Equity Markets (covering trading, sales and origination activities) from October 2001 to August 2003; prior to that, in March 2000, appointed Co-Head of Global Equity Capital Markets.
Ahmass L. Fakahany (47)
Executive Vice President since December 2002; Vice Chairman and Chief Administrative Officer since March 2005; Chief Financial Officer from November 2002 to March 2005; Chief Operating Officer for Global Markets and Investment Banking (“GMI”) from October 2001 to November 2002; Senior Vice President and Finance Director from December 1998 to October 2001.
Gregory J. Fleming (43)
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
Dow Kim (43)
Executive Vice President since October 2003; President of GMI since August 2003; Head of the Global Debt Markets Group of GMI from October 2001 to August 2003; Managing Director and Head of Global Enterprise Risk Management within the Global Debt Markets Group of GMI from April 2000 to October 2001; Head of the Fixed Income business in Japan from July 1997 to March 2000.
Robert J. McCann (47)
Executive Vice President since August 2003; Vice Chairman and President of Global Private Client since June 2005; Vice Chairman, Wealth Management Group from August 2003 to June 2005; Vice Chairman and Director of Distribution and Marketing for AXA Financial Inc. from March 2003 to August 2003; Head of the Global Securities Research and Economics Group of Merrill Lynch from October 2001 to March 2003; Chief Operating Officer of GMI from September 2000 to October 2001; Head of the Global Institutional Client Division of GMI from August 1998 to September 2000.

Corporate Information
Common Stock
Exchange Listings
The common stock of Merrill Lynch (trading symbol MER) is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Exchange, London Stock Exchange and Tokyo Stock Exchange.
Transfer Agent and Registrar
Wells Fargo Bank, N.A. is the recordkeeping transfer agent for Merrill Lynch & Co., Inc. common stock. Questions from registered shareholders on dividends, lost or stolen certificates, the transfer of their physical stock certificates, changes of legal or dividend addresses and other matters relating to registered shareholder status should be directed to:
Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075
1-888-460-7641
Preferred Stock
Exchange Listing
Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 1, Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 2, Depositary Shares representing 1/1200 of a share of 6.375% Non-Cumulative Preferred Stock, Series 3, and Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 4, are listed on the New York Stock Exchange.
Transfer Agent and Registrar
JP Morgan Chase Bank
4 New York Plaza, 15th Floor
New York, NY 10014
Attn: Institutional Trust Services
Form 10-K Annual Report for 2005
For copies of Merrill Lynch’s 2005 Annual Report on Form 10-K (including financial schedules but excluding other exhibits), visit our Investor Relations website at www.ir.ml.com or write to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Equal Employment Opportunity
Merrill Lynch is fully committed to Equal Employment Opportunity and to attracting, retaining, developing and promoting the most qualified employees regardless of race, national origin, religion, sexual orientation, gender, age, disability or veteran status or any other characteristic prohibited by state or local law. For more information, write to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Charitable Contributions
A summary of Merrill Lynch’s charitable contributions is available on our Global Philanthropy website at www.ml.com/philanthropy or upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Annual Meeting
The 2006 Annual Meeting of Merrill Lynch & Co., Inc. shareholders will take place at the Harrison Conference Center & Hotel-Princeton Forrestal Center, 900 Scudders Mill Road, Plainsboro, New Jersey. The meeting is scheduled for Friday, April 28, 2006, at 9:30 a.m.
Corporate Governance
Merrill Lynch has long adhered to best practices in corporate governance in fulfillment of its responsibilities to shareholders. Its practices align management and shareholder interests. Highlights of our corporate governance practices include:
•	A Board of Directors composed of eleven directors — ten of whom are independent — a Lead Independent Director and Board Committees composed solely of independent directors

•
Corporate Governance Guidelines that set forth specific criteria for director qualifications, Board and Board Committee composition, director responsibilities, orientation and education requirements and annual Board self-evaluation

•	Director Independence Standards adopted by the Board of Directors to form the basis of director independence determinations required by NYSE rules

•	Charters for each of our Board Committees reflecting current best corporate governance practices

•	Guidelines for Business Conduct adopted by the Board of Directors as our code of ethics for our directors, officers and employees and supplemented by our Code of Ethics for Financial Professionals

•	Designation of three Audit Committee members as audit committee financial experts in accordance with SEC regulations

•	A formal disclosure committee composed of senior officers for the purpose of implementing, monitoring and evaluating our disclosure controls and procedures
Merrill Lynch’s Corporate Governance Guidelines, Director Independence Standards, charters for our Board Committees, Guidelines for Business Conduct and Code of Ethics for Financial Professionals are available on our Investor Relations website at www. ir.ml.com. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Merrill Lynch has included as exhibits to its Annual Report on Form 10-K for the 2005 fiscal year filed with the Securities and Exchange Commission certificates of its Chief Executive Officer and Chief Financial Officer certifying the quality of Merrill Lynch’s public disclosure. Merrill Lynch has submitted to each of the New York Stock Exchange and the Pacific Stock Exchange a certificate of its Chief Executive Officer certifying that he is not aware of any violation by Merrill Lynch of their corporate governance listing standards.
www.ml.com

Merrill Lynch 2005 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Consolidated Financial Statements The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page 19.
2.	Financial Statement Schedule
The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on Exhibit 99.8. The schedule also appears in Exhibit 99.8 and is incorporated herein by reference.
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

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2	Transaction Agreement and Plan of Merger, dated February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock Inc., New Boise, Inc. and Boise Merger Sub, Inc. (Exhibit 2.1 to 8-K dated February 22, 2006).

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated November 14, 2005).

3.2	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).

3.3	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share, effective as of March 9, 2005 (Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).

3.4	Certificate of Designations for ML & Co. 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).

3.5	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).

3.6	Amended By-Laws of ML & Co., effective as of June 6, 2005 (Exhibit 3 to 10-Q for the quarter ended July 1, 2005).

Instruments Defining the Rights of Security Holders, Including Indentures
ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and JPMorgan Chase Bank, N.A.[1] (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(ii) to 1999 10-K).

4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated October 21, 1998).

4.4	Thirteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of July 31, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b) (vii) to S-3 (file no. 333-109802)).

4.5	Fourteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 23, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(viii) to S-3 (file no. 333-109802)).

4.6	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(ix) to S-3 (file no. 333-109802))

4.7	Sixteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of June 4, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xii) to S-3 (file no. 333-122639)).

[1]     As used in this section of this Report, “JPMorgan Chase Bank, N.A.” shall mean the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.8	Seventeenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiii) to S-3 (file no. 333-122639)).

4.9	Eighteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 21, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b)(xiv) to S-3 (file no. 333-122639)).

4.10	Senior Indenture, dated as of October 1, 1993 between ML & Co. and JPMorgan Chase Bank, N.A. (“1993 Senior Indenture”) (filed as Exhibit(4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).

4.11	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated July 2, 1998).

4.12	Indenture, dated as of May 23, 2001, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.4 to 10-Q for the quarter ended September 24, 2004 (“Third Quarter 2004 10-Q”).

4.13	First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.5 to Third Quarter 2004 10-Q).

4.14	Second Supplemental Indenture, dated as of November 9, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4 to 8-K dated November 10, 2004).

4.15	Indenture, dated as of March 13, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.6 to Third Quarter 2004 10-Q).

4.16	First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and JPMorgan Chase Bank, N.A. relating to ML & Co.’s Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.7 to Third Quarter 2004 10-Q).

4.17	Indenture, dated as of December 14, 2004, between ML & Co. and JPMorgan Chase Bank, N.A., relating to ML & Co.’s Exchange Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).

4.18	Deposit Agreement, dated as of November 1, 2004, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 1 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated October 26, 2004).

4.19	Deposit Agreement, dated as of March 14, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 2 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated March 11, 2005).

4.20	Deposit Agreement, dated as of November 17, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the 6.375% Non-Cumulative Preferred Stock, Series 3 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).

4.21	Deposit Agreement, dated as of November 17, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 4 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).

4.22	Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and Wells Fargo Bank, N.A. (successor to Mellon Investor Services, L.L.C.) (filed as Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts

10.1†	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to 10-Q for the quarter ended June 25, 1999).

10.2†	Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.3†	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10.3 to 10-K for the fiscal year ended December 31, 2004).

10.4	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).

10.5†	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).

10.6†	Written description of ML & Co.’s compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 46 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.7	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 33-51825)).

10.8	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-15035)).

10.9	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-59143)).

10.10†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).

10.11†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).

10.12†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).

10.13†	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).

10.14†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).

10.15†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).

10.16†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).

10.17†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).

10.18†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).

10.19†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).

10.20†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).

10.21†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).

10.22†	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002 (“2002 10-K”)).

10.23†	ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).

10.24†	ML & Co. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 8-K dated October 8, 2004).

10.25†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).

10.26†	Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).

10.27†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).

10.28†	Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 2002 10-K).

10.29†	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).

10.30†	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).

10.31†	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).

10.32†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).

10.33†	ML & Co. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).

10.34†	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).

10.35†	Form of Restricted Covenant Agreement between ML & Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).

10.36†	ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.37†	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).

10.38†	ML & Co. Managing Partner Incentive Program (Exhibit 10 to 8-K dated January 23, 2006).

11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).

12*	Statement re: computation of ratios.

14.1*	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees.

14.2	ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).

21*	Subsidiaries of ML & Co.

23*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Additional Exhibits

99.1*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to the information set forth in Exhibit 12 under the captions “Ratio of Earnings to Fixed Charges” and “Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends”.

99.2*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table set forth in this Report.

99.3*	Charter of the Audit Committee of the ML & Co. Board of Directors.

99.4*	Charter of the Finance Committee of the ML & Co. Board of Directors.

99.5*	Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors.

99.6*	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors.

99.7	Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).

99.8*	Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only)

*	Filed herewith

†	Management contract or compensatory plan or arrangement

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2005 results.

Item Number	Page

Part I
1. Business	21-22, 24-125,
127-130, 135
1A. Risk Factors	22-24
1B. Unresolved Staff Comments	None
2. Properties	133-134
3. Legal Proceedings	130-133
4. Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	45-46, 126, 134
6. Selected Financial Data	20
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-62
7A. Quantitative and Qualitative Disclosures about Market Risk	51-53, 91-92
8. Financial Statements and Supplementary Data	65-126
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A. Controls and Procedures	64-65
9B. Other Information	Not Applicable

Part III
10. Directors and Executive Officers of the Registrant	21, 135*
11. Executive Compensation	**
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134***
13. Certain Relationships and Related Transactions	****
14. Principal Accountant Fees and Services	*****

Part IV
15. Exhibits and Financial Statement Schedules	137-140
SIGNATURES	142

*	For additional information regarding Directors, see the material under the captions “Election of Directors,” “GOVERNANCE OF THE COMPANY,” and “OTHER MATTERS” in the definitive Proxy Statement for Merrill Lynch’s Annual Meeting of Stockholders to be held on April 28, 2006, to be filed with the SEC (Proxy Statement), incorporated herein by reference.
**	See the material under the captions “Compensation of Directors” and “EXECUTIVE COMPENSATION” in the Proxy Statement, incorporated herein by reference.
***	See also the material under the caption “BENEFICIAL OWNERSHIP OF OUR COMMON STOCK” in the Proxy Statement, incorporated herein by reference.
****	See the material under the caption “Certain Transactions” in the Proxy Statement, incorporated herein by reference.
*****	See the material under the captions “Pre-Approval of Services Provided by the Company’s Independent Registered Public Accounting Firm” and “Fees Paid to the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

None of the foregoing incorporation by reference shall include the information referred to in Item 402 (a)(8) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2006.		ARMANDO M. CODINA	/s/ Armando M. Codina

Armando M. Codina Director

Merrill Lynch & Co., Inc.		JILL K. CONWAY	/s/ Jill K. Conway

Registrant			Jill K. Conway Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein	ALBERTO CRIBIORE	/s/ Alberto Cribiore
	Judith A. Witterschein Secretary		Alberto Cribiore Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of February 2006.
		JOHN D. FINNEGAN	/s/ John D. Finnegan

John D. Finnegan Director

E. STANLEY O’NEAL	/s/ E. Stanley O’Neal	HEINZ-JOACHIM	/s/ Heinz-Joachim Neubürger
	E. Stanley O’Neal Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	NEUBÜRGER	Heinz-Joachim Neubürger Director

JEFFREY N. EDWARDS	/s/ Jeffrey N. Edwards	DAVID K. NEWBIGGING	/s/ David K. Newbigging
	Jeffrey N. Edwards Senior Vice President and Chief Financial Officer (Principal Financial Officer)		David K. Newbigging Director

LAURENCE A. TOSI	/s/ Laurence A. Tosi	AULANA L. PETERS	/s/ Aulana L. Peters

	Laurence A. Tosi Vice President and Finance Director (Principal Accounting Officer)		Aulana L. Peters Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher

Joseph W. Prueher Director

		ANN N. REESE	/s/ Ann N. Reese

Ann N. Reese Director

		CHARLES O. ROSSOTTI	/s/ Charles O. Rossotti

Charles O. Rossotti Director

EXHIBIT INDEX

Exhibits
2
Transaction Agreement and Plan of Merger, dated February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock Inc., New Boise, Inc. and Boise Merger Sub, Inc. (Exhibit 2.1 to 8-K dated February 22, 2006).

3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated November 14, 2005).
3.2
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).

3.3
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share, effective as of March 9, 2005 (Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).

3.4
Certificate of Designations for ML & Co. 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).

3.5
Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).

3.6	Amended By-Laws of ML & Co., effective as of June 6, 2005 (Exhibit 3 to 10-Q for the quarter ended July 1, 2005).
4.1
Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and JPMorgan Chase Bank, N.A.[1] (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).

4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Thirteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of July 31, 2002, between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(b) (vii) to S-3 (file no. 333-109802)).
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

4.18
Deposit Agreement, dated as of November 1, 2004, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 1 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated October 26, 2004).

4.19
Deposit Agreement, dated as of March 14, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 2 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated March 11, 2005).

4.20
Deposit Agreement, dated as of November 17, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the 6.375% Non-Cumulative Preferred Stock, Series 3 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).

4.21
Deposit Agreement, dated as of November 17, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 4 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).

Exhibits
4.22
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

10.3	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10.3 to 10K for the fiscal year ended December 31, 2004).
10.4	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).
10.5	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).
10.6
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

10.27	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).
10.28	Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 2002 10-K).
10.29	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).
10.30	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).
10.31	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).
10.32	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).
10.33	ML & Co. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).
10.34	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).

Exhibits
10.35	Form of Restricted Covenant Agreement between ML & Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).
10.36
ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).

10.37	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).
10.38	ML & Co. Managing Partner Incentive Program (Exhibit 10 to 8-K dated January 23, 2006).
11
Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement re: computation of ratios.
14.1*	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees.
14.2	ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).
21*	Subsidiaries of ML & Co.
23*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to the information set forth in Exhibit 12 under the captions “Ratio of Earnings to Fixed Charges” and “Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends”.

99.2*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table set forth in this Report.
99.3*	Charter of the Audit Committee of the ML & Co. Board of Directors.
99.4*	Charter of the Finance Committee of the ML & Co. Board of Directors.
99.5*	Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors.
99.6*	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors.
99.7	Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).
99.8*	Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only)

*	Filed herewith