Form 10-Q
period 2006-03-31
MERRILL LYNCH & CO INC
filed 2006-05-05
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                   NO     X
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
921,309,679 shares of Common Stock and 2,694,196 Exchangeable Shares as of the close of business on April 28, 2006. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

(cont.)
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended

	Mar. 31,	Apr. 1,	Percent
	2006	2005	Inc. (Dec.)
(in millions, except per share amounts)
Net Revenues
Asset management and portfolio service fees	$1,679	$1,435	17.0%
Commissions	1,602	1,341	19.5
Principal transactions	1,993	945	110.9
Investment banking	965	813	18.7
Revenues from consolidated investments	104	127	(18.1)
Other	554	370	49.7

Subtotal	6,897	5,031	37.1

Interest and dividend revenues	8,664	5,531	56.6
Less interest expense	7,599	4,330	75.5

Net interest profit	1,065	1,201	(11.3)

Total Net Revenues	7,962	6,232	27.8

Non-Interest Expenses
Compensation and benefits	5,750	3,096	85.7
Communications and technology	453	396	14.4
Brokerage, clearing, and exchange fees	248	219	13.2
Occupancy and related depreciation	241	233	3.4
Professional fees	200	178	12.4
Advertising and market development	144	126	14.3
Office supplies and postage	57	52	9.6
Expenses of consolidated investments	47	85	(44.7)
Other	229	178	28.7

Total Non-Interest Expenses	7,369	4,563	61.5

Earnings Before Income Taxes	593	1,669	(64.5)
Income tax expense	118	457	(74.2)

Net Earnings	$475	$1,212	(60.8)

Preferred Stock Dividends	43	7	514.3

Net Earnings Applicable to Common Stockholders	$432	$1,205	(64.1)

Earnings Per Common Share
Basic	$0.49	$1.33

Diluted	$0.44	$1.21

Dividend Paid Per Common Share	$0.25	$0.16

Average Shares Used in Computing Earnings Per Common Share
Basic	883.7	907.8

Diluted	981.1	993.3

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 31,	Dec. 30,
(dollars in millions)	2006	2005

ASSETS
Cash and cash equivalents	$18,756	$14,586
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	15,747	11,949
Securities financing transactions
Receivables under resale agreements	177,881	163,021
Receivables under securities borrowed transactions	104,024	92,484

	281,905	255,505

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $42,621 in 2006 and $38,678 in 2005)
Equities and convertible debentures	33,449	32,933
Mortgages, mortgage-backed, and asset-backed	30,722	29,233
Corporate debt and preferred stock	28,343	27,436
Contractual agreements	24,839	26,216
Non-U.S. governments and agencies	18,170	15,157
U.S. Government and agencies	12,808	8,936
Municipals and money markets	5,995	5,694
Commodities and related contracts	2,474	3,105

	156,800	148,710

Investment securities	69,050	69,273
Securities received as collateral	17,851	16,808
Other receivables
Customers (net of allowance for doubtful accounts of $47 in 2006 and $46 in 2005)	42,110	40,451
Brokers and dealers	16,697	12,127
Interest and other	17,244	15,619

	76,051	68,197

Loans, notes, and mortgages (net of allowances for loan losses of $423 in 2006 and $406 in 2005)	65,617	66,041
Separate accounts assets	16,508	16,185
Equipment and facilities (net of accumulated depreciation and amortization of $4,977 in 2006 and $4,865 in 2005)	2,443	2,313
Goodwill and other intangible assets	6,676	6,035
Other assets	4,836	5,413

Total Assets	$732,240	$681,015

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 31,	Dec. 30,
(dollars in millions, except per share amount)	2006	2005

LIABILITIES
Securities financing transactions
Payables under repurchase agreements	$225,185	$198,152
Payables under securities loaned transactions	21,002	19,335

	246,187	217,487

Commercial paper and other short-term borrowings	9,444	3,902
Deposits	81,119	80,016
Trading liabilities, at fair value
Contractual agreements	29,989	28,755
Equities and convertible debentures	19,593	19,119
Non-U.S. governments and agencies	18,866	19,217
U.S. Government and agencies	11,119	12,478
Corporate debt and preferred stock	7,510	6,203
Commodities and related contracts	1,714	2,029
Municipals, money markets and other	1,257	1,132

	90,048	88,933

Obligation to return securities received as collateral	17,851	16,808
Other payables
Customers	41,100	35,619
Brokers and dealers	21,823	19,528
Interest and other	29,629	28,501

	92,552	83,648

Liabilities of insurance subsidiaries	2,902	2,935
Separate accounts liabilities	16,508	16,185
Long-term borrowings	134,712	132,409
Long-term debt issued to TOPrSSM partnerships	3,092	3,092

Total Liabilities	694,415	645,415

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity (liquidation preference of $30,000 per share;
issued: 2006 - 105,000 shares; 2005 - 93,000 shares)	3,147	2,773
Less: Treasury stock, at cost (2006 - 1,188 shares; 2005 - 3,315 shares)	35	100

Total Preferred Stockholders’ Equity	3,112	2,673
Common Stockholders’ Equity
Shares exchangeable into common stock	40	41
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2006 - 1,185,599,722 shares; 2005 - 1,148,714,008 shares)	1,580	1,531
Paid-in capital	16,752	13,320
Accumulated other comprehensive loss (net of tax)	(915)	(844)
Retained earnings	27,022	26,824

	44,479	40,872
Less: Treasury stock, at cost (2006 - 255,602,525 shares; 2005 - 233,112,271 shares)	9,766	7,945

Total Common Stockholders’ Equity	34,713	32,927

Total Stockholders’ Equity	37,825	35,600

Total Liabilities and Stockholders’ Equity	$732,240	$681,015

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Three Months Ended

	Mar. 31,	Apr. 1,
	2006	2005
(dollars in millions)
Cash flows from operating activities:
Net earnings	$475	$1,212
Noncash items included in earnings:
Depreciation and amortization	116	126
Stock-based compensation plan expense	2,029	250
Deferred taxes	(756)	202
Policyholder reserves	31	32
Undistributed earnings from equity investments	(79)	(77)
Other	306	55
Changes in operating assets and liabilities:
Trading assets	(8,150)	7,715
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,783)	2,336
Receivables under resale agreements	(14,860)	(6,310)
Receivables under securities borrowed transactions	(11,540)	(9,767)
Customer receivables	(1,658)	1,971
Brokers and dealers receivables	(4,571)	483
Trading liabilities	(2,010)	(4,026)
Payables under repurchase agreements	27,033	7,281
Payables under securities loaned transactions	1,667	1,177
Customer payables	5,481	977
Brokers and dealers payables	2,295	4,459
Other, net	(199)	(2,254)

Cash provided by (used for) operating activities	(7,173)	5,842

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	3,972	6,099
Sales of available-for-sale securities	7,291	10,683
Purchases of available-for-sale securities	(9,995)	(17,667)
Maturities of held-to-maturity securities	1	9
Loans, notes, and mortgages, net	463	(3,289)
Other investments and other assets	(1,187)	(451)
Equipment and facilities, net	(246)	(42)

Cash provided by (used for) investing activities	299	(4,658)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	5,542	(1,296)
Issuance and resale of long-term borrowings	12,028	9,097
Settlement and repurchases of long-term borrowings	(10,695)	(10,849)
Deposits	1,103	202
Derivative financing transactions	3,125	970
Issuance of common stock	684	344
Issuance of preferred stock	360	1,020
Common stock repurchases	(1,975)	(1,032)
Other stock transactions	866	86
Dividends paid on common and preferred stock	(277)	(159)
Excess tax benefits related to stock-based compensation	283	—

Cash provided by (used for) financing activities	11,044	(1,617)

Increase (decrease) in cash and cash equivalents	4,170	(433)
Cash and cash equivalents, beginning of period	14,586	20,790

Cash and cash equivalents, end of period	$18,756	$20,357

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$586	$120
Interest	7,438	4,155

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 1.	Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the Annual Report on Form 10-K for the year ended December 30, 2005 (“2005 Annual Report”).
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46R”). Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2005 Annual Report. The December 30, 2005 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2005 Consolidated Financial Statements. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
New Accounting Pronouncements
Effective for the first quarter of 2006, Merrill Lynch adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. Merrill Lynch adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
Prior to the adoption of SFAS No. 123R, Merrill Lynch had recognized expense for share-based compensation over the vesting period stipulated in the grant for all employees. This included those who had satisfied retirement eligibility criteria but were subject to a non-compete agreement that applied from the date of retirement through each applicable vesting period. Previously, Merrill Lynch had accelerated any unrecognized compensation cost for such awards if a retirement-eligible employee left Merrill Lynch. However, because SFAS No. 123R applies only to awards granted or modified in 2006, expenses for share-based awards granted prior to 2006 to employees who were retirement-eligible with respect to those awards must continue to be amortized over the stated vesting period.
In addition, beginning with performance year 2006, for which Merrill Lynch expects to grant stock awards in early 2007, Merrill Lynch will accrue the expense for future awards granted to retirement-eligible employees over the award performance year instead of recognizing the entire expense related to the award on the grant date. Compensation expense for all future stock awards granted to employees not eligible for retirement with respect to those awards will be recognized over the applicable vesting period.
SFAS No. 123R also requires expected forfeitures of share-based compensation awards for non-retirement-eligible employees to be included in determining compensation expense. Prior to the adoption of SFAS No. 123R, any benefits of employee forfeitures of such awards were recorded as a reduction of compensation expense when the employee left Merrill Lynch and forfeited the award. In the first quarter of 2006, Merrill Lynch recorded a benefit based on expected forfeitures which was not material to the results of operations for the quarter.
The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million pre-tax and $370 million after-tax.
The adoption of SFAS No. 123R, combined with other business and competitive considerations, prompted Merrill Lynch to undertake a comprehensive review of the company’s stock-based incentive compensation awards, including vesting schedules and retirement eligibility requirements, examining their impact to both Merrill Lynch and its employees. Upon the completion of this review, the Management Development and Compensation Committee of Merrill Lynch’s Board of Directors determined that to fulfill the objective of retaining high quality personnel, future stock grants should contain more stringent retirement provisions. These provisions include a combination of increased age and length of service requirements. While the stock awards of employees who retire continue to vest, retired employees are subject to continued compliance with the strict non-compete provisions of those awards. To facilitate transition to the more stringent future requirements, the terms of most outstanding stock awards previously granted to employees, including certain executive officers, were modified, effective March 31, 2006, to permit employees to be immediately eligible for retirement with respect to those earlier awards. While Merrill Lynch modified the retirement-related provisions of the previous stock awards, the vesting and non-compete provisions for those awards remain in force.
Since the provisions of SFAS No. 123R apply to awards modified in 2006, these modifications required Merrill Lynch to record additional one-time compensation expense in the first quarter of 2006 for the remaining unamortized amount of all awards to employees who had not previously been retirement-eligible under the original provisions of those awards.
The one-time, non-cash charge associated with the adoption of SFAS No. 123R, and the policy modifications to previous awards resulted in a net charge to compensation expense in the first quarter of 2006 of approximately $1.8 billion pre-tax, and $1.2 billion after-tax, or a net impact of $1.34 and $1.21 on basic and diluted earnings per share, respectively. Policy modifications to previously granted awards amounted to $1.2 billion of the pre-tax charge and impacted approximately 6,300 employees.
Prior to the adoption of SFAS No. 123R, Merrill Lynch presented the cash flows related to income tax deductions in excess of the compensation expense recognized on share-based compensation as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. The excess tax benefits of $283 million related to total share-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if Merrill Lynch had not adopted SFAS No. 123R.
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) have been reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets, has been reclassified to Paid-in Capital. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The new guidance clarifies how companies must evaluate whether a contract or arrangement creates or absorbs variability based on an analysis of the entity’s design. The “by-design” approach may impact a company’s determination of whether or not an entity qualifies as a variable interest entity and which party, if any, is the primary beneficiary. The FSP is effective beginning in the third quarter of 2006 for all new entities with which a company becomes involved, and to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs. Retrospective application to the date of initial application of the FSP is permitted, but not required. Merrill Lynch does not expect the adoption of the FSP to have a material impact on the Condensed Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective beginning in the third quarter of 2005 for all new limited partnership agreements and any limited partnership agreements that were modified. For those partnership agreements that existed at the date EITF 04-5 was issued, the guidance became effective in the first quarter of 2006. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Note 2.	Segment Information

During the first quarter of 2006, Merrill Lynch’s operations were organized into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). Prior period amounts have been reclassified to conform to the current period presentation. For information on each segment’s business activities, refer to Note 3 to the 2005 Annual Report.
During the first quarter of 2006, results by business segment include one-time compensation expenses, as follows: $1.4 billion to GMI, $281 million to GPC and $109 million to MLIM; refer to Note 1 to the Condensed Consolidated Financial Statements for further information on one-time compensation expenses.
Results by business segment are as follows:

(dollars in millions)

				Corporate Items
				(including
				intersegment
	GMI	GPC	MLIM	eliminations)		Total

Three Months Ended March 31, 2006
Non-interest revenues	$3,860	$2,419	$556	$62	(1)	$6,897
Net interest profit(2)	693	520	14	(162	)(3)	1,065

Net revenues	4,553	2,939	570	(100)		7,962
Non-interest expenses	4,341	2,574	457	(3	)(1)	7,369

Pre-tax earnings (loss)	$212	$365	$113	$(97)		$593

Quarter-end total assets	$648,355	$69,211	$7,450	$7,224		$732,240

Three Months Ended April 1, 2005
Non-interest revenues	$2,382	$2,232	$418	$(1	)(1)	$5,031
Net interest profit(2)	935	371	(5)	(100	)(3)	1,201

Net revenues	3,317	2,603	413	(101)		6,232
Non-interest expenses	2,193	2,093	286	(9	)(1)	4,563

Pre-tax earnings (loss)	$1,124	$510	$127	$(92)		$1,669

Quarter-end total assets	$550,216	$70,349	$10,061	$6,604		$637,230

(1)	Primarily represents the elimination of intersegment revenues and expenses.
(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of Trust Originated Preferred Securities (“TOPrS sm”).

Note 3.	Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2006 and December 30, 2005, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $543 billion and $538 billion, respectively, and the fair value of the portion that has been sold or repledged was $407 billion and $402 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At March 31, 2006 and December 30, 2005, the fair value of collateral used for this purpose was $16.0 billion, and $15.5 billion, respectively.
Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 31, 2006 and December 30, 2005 are as follows:

(dollars in millions)

	Mar. 31, 2006	Dec. 30, 2005

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$18,429	$14,457
U.S. Government and agencies	12,358	6,711
Corporate debt and preferred stock	10,518	10,394
Non-U.S. governments and agencies	3,927	3,353
Equities and convertible debentures	3,403	4,019
Municipals and money markets	881	100

Total	$49,516	$39,034

Note 4.	Investment Securities

Investment securities at March 31, 2006 and December 30, 2005 are presented below:

(dollars in millions)

	Mar. 31, 2006	Dec. 30, 2005

Investment securities
Available-for-sale(1)	$52,994	$54,471
Trading	6,907	5,666
Held-to-maturity	284	271
Non-qualifying(2)
Equity investments	10,688	9,795
Investments of insurance subsidiaries(3)	1,158	1,174
Deferred compensation hedges(4)	1,558	1,457
Investments in TOPrSSM partnerships and other investments	775	738

Total	$74,364	$73,572

(1)	At March 31, 2006 and December 30, 2005, includes $5.3 billion and $4.3 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments which economically hedge deferred compensation liabilities.

Note 5.	Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

Securitizations
In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, frequently referred to as Variable Interest Entities, or VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/ or providing liquidity facilities and other guarantees to SPEs.
Merrill Lynch securitized assets of approximately $29.0 billion and $20.7 billion for the three months ended March 31, 2006 and April 1, 2005, respectively. For the three months ended March 31, 2006 and April 1, 2005, Merrill Lynch received $29.2 billion and $21.0 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $101.0 million and $140.8 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.
For the first three months of 2006 and 2005, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Three Months Ended

	Mar. 31, 2006	Apr. 1, 2005

Asset category
Residential mortgage loans	$19,705	$11,349
Municipal bonds	3,278	3,117
Corporate and government bonds	1,240	896
Commercial loans and other	5,009	5,593

	$29,232	$20,955

Retained interests in securitized assets were approximately $4.0 billion at March 31, 2006 and December 30, 2005, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 31, 2006 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$3,268	$601		$114
Weighted average credit losses (rate per annum)	0.8%	0.0%		0.9%
Range	0.0 – 8.7%	0.0%		0.0 – 8.0%
Impact on fair value of 10% adverse change	$(35)	$-		$(2)
Impact on fair value of 20% adverse change	$(61)	$-		$(4)
Weighted average discount rate	7.7%	4.3%		4.2%
Range	0.0 – 35.0%	1.2 – 7.8%		0.0 – 23.6%
Impact on fair value of 10% adverse change	$(88)	$(68)		$(4)
Impact on fair value of 20% adverse change	$(172)	$(122)		$(8)
Weighted average life (in years)	4.3	1.6		4.7
Range	0.0 – 18.0	0.4 – 3.0		1.5 – 12.0
Weighted average prepayment speed (CPR)	21.7%	10.9%	(1)	12.4%
Range	0.0 – 57.9%	2.0 – 23.9%	(1)	7.0 – 21.0%
Impact on fair value of 10% adverse change	$(52)	$-		$(1)
Impact on fair value of 20% adverse change	$(82)	$-		$(2)

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.
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
The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of March 31, 2006 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Credit losses (rate per annum)	0.8%	0.0%	0.0%
Weighted average discount rate	7.7%	3.9%	3.8%
Weighted average life (in years)	4.3	3.4	4.2
Prepayment speed assumption (CPR)	20.4%	9.0%	14.4%

CPR = Constant Prepayment Rate

For residential mortgage loan and other securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch’s other assets for failure of mortgage holders to pay when due.
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
The maximum commitment under these liquidity and default guarantees totaled $29.1 billion and $29.9 billion at March 31, 2006 and December 30, 2005, respectively. The fair value of the guarantee approximated $17 million and $14 million at March 31, 2006 and December 30, 2005, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $6.8 billion and $6.9 billion at March 31, 2006 and December 30, 2005, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 12 of the 2005 Annual Report.
The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of March 31, 2006 and December 30, 2005:

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds	Other

March 31, 2006
Principal Amount Outstanding	$101,495	$15,257	$13,190
Delinquencies	1,565	-	13

December 30, 2005
Principal Amount Outstanding	$82,468	$19,745	$10,416
Delinquencies	688	-	-

Net credit losses associated with securitized financial assets for the quarters ended March 31, 2006 and April 1, 2005 approximated $36 million and $3 million, respectively.
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
QSPEs are a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R, Consolidation of Variable Interest Entities, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 10 to the Condensed Consolidated Financial Statements.
The following tables summarize Merrill Lynch’s involvement with VIEs as of March 31, 2006 and December 30, 2005, respectively. The table below does not include information on QSPEs. For more information on these entities (e.g. municipal bond securitizations), see the Securitizations section of this note and the Guarantees section in Note 10 to the Condensed Consolidated Financial Statements.
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

(dollars in millions)

				Significant
				Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure	Size(4)	Exposure

March 31, 2006
Loan and Real Estate VIEs	$5,390	$5,383	$33	$88	$54	$-	$-
Tax Planning VIEs(1)(2)	30,431	9,268	5,903	907	42	-	-
Guaranteed and Other Funds	1,862	1,357	542	2,984	2,974	-	-
Credit Linked Note and Other VIEs(3)	134	34	-	-	-	8,894	690

December 30, 2005
Loan and Real Estate VIEs	$5,144	$5,140	$-	$116	$63	$-	$-
Tax Planning VIEs(1)(2)	29,617	8,365	5,823	5,416	2,297	-	-
Guaranteed and Other Funds	1,802	1,349	464	2,981	2,973	-	-
Credit Linked Note and Other VIEs(3)	130	30	-	-	-	8,835	780

(1)	Recourse to Merrill Lynch associated with Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made by Merrill Lynch to the investors in the VIEs.
(2)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made by Merrill Lynch to investors in the VIEs.
(3)	The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position as of March 31, 2006 and December 30, 2005, respectively.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FASB Interpretation No. 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6.	Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, Notes, Mortgages and related commitments to extend credit at March 31, 2006 and December 30, 2005, are presented below. This disclosure includes commitments to extend credit that may result in loans held for investment and loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Mar. 31,	Dec. 30,	Mar. 31,	Dec. 30,
	2006	2005	2006(2)(3)	2005(3)

Consumer and small- and middle-market business:
Mortgages	$17,288	$18,172	$7,037	$6,376
Small- and middle-market business	4,226	4,994	2,516	3,062
Other	2,508	2,558	66	75
Commercial:
Secured	37,033	36,571	37,986	34,583
Unsecured investment grade	3,981	3,283	21,028	22,061
Unsecured non-investment grade	1,004	869	1,494	980

	66,040	66,447	70,127	67,137
Allowance for loan losses	(423)	(406)	-	-
Reserve for lending-related commitments	-	-	(298)	(281)

Total, net	$65,617	$66,041	$69,829	$66,856

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at March 31, 2006, Merrill Lynch entered into agreements to purchase $479 million of loans that, upon settlement date, are likely to be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $96 million at December 30, 2005. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Three Months Ended

	Mar. 31,	Apr. 1,
	2006	2005

Allowance for loan losses at beginning of period	$406	$283
Provision for loan losses	30	23
Charge-offs	(14)	(8)
Recoveries	1	3

Net charge-offs	(13)	(5)
Other	-	1

Allowance for loan losses at end of period	$423	$302

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 243,000 individual loans at March 31, 2006, and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at March 31, 2006 consisted of approximately 12,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, and other loans to businesses. The principal balance of nonaccrual loans was $200 million at March 31, 2006 and $256 million at December 30, 2005. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases, Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $8.3 billion and $7.9 billion at March 31, 2006 and December 30, 2005, respectively. For information on credit risk management see Note 6 of the 2005 Annual Report.
The above amounts include $13.1 billion and $12.3 billion of loans held for sale at March 31, 2006 and December 30, 2005, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At March 31, 2006, such loans consisted of $3.0 billion of consumer loans, primarily automobile loans and residential mortgages, and $10.1 billion of commercial loans, approximately 26% of which are to investment grade counterparties. At December 30, 2005, such loans consisted of $3.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $8.9 billion of commercial loans, approximately 22% of which are to investment grade counterparties.
For further information on loans, notes and mortgages, see Notes 1 and 8 of the 2005 Annual Report.

Note 7.	Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.
Total borrowings at March 31, 2006 and December 30, 2005, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)

	Mar. 31,	Dec. 30,
	2006	2005

Senior debt issued by ML & Co.	$116,406	$111,533
Senior debt issued by subsidiaries — guaranteed by ML & Co.	14,962	13,036
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	1,765	1,391
Other subsidiary financing — non-recourse	11,023	10,351

Total	$147,248	$139,403

These borrowing activities may create exposure to market risk, most notably interest rate, equity, and currency risk. Refer to Note 1 of the 2005 Annual Report, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing — non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 5 to the Condensed Consolidated Financial Statements.

Borrowings and Deposits at March 31, 2006 and December 30, 2005, are presented below:

(dollars in millions)

	Mar. 31,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings
Commercial paper	$8,922	$3,420
Other	522	482

Total	$9,444	$3,902

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$55,448	$54,104
Variable-rate obligations(3)(4)	80,114	79,071
Zero-coupon contingent convertible debt (LYONs®)	2,242	2,326

Total	$137,804	$135,501

Deposits
U.S.	$62,763	$61,784
Non U.S.	18,356	18,232

Total	$81,119	$80,016

(1)	Includes long-term debt issued to TOPrS sm partnerships.
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.
Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrS sm partnerships at March 31, 2006, mature as follows:

(dollars in millions)

Less than 1 year	$19,563	14%
1 – 2 years	24,362	18
2+ – 3 years	21,673	16
3+ – 4 years	20,552	15
4+ – 5 years	15,277	11
Greater than 5 years	36,377	26

Total	$137,804	100%

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
A limited number of notes whose coupon or repayment terms are linked to the performance of equity, other indices, or baskets of securities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Refer to Note 1 of the 2005 Annual Report, Embedded Derivatives section for additional information.

Except for the $2.2 billion of LYONs® that were outstanding at March 31, 2006, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.
The fair values of long-term borrowings and related hedges approximated the carrying amounts at March 31, 2006 and December 30, 2005.
The effective weighted-average interest rates for borrowings, at March 31, 2006 and December 30, 2005 were:

	Mar. 31,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings	4.63%	3.46%
Long-term borrowings, contractual rate	3.92	3.70
Long-term debt issued to TOPrSsm partnerships	7.31	7.31

See Note 9 of the 2005 Annual Report for additional information on Borrowings.
Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.2 billion and $1.1 billion at March 31, 2006 and December 30, 2005, respectively.

Note 8.	Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)

	Three Months Ended

	Mar. 31,	Apr. 1,
	2006	2005

Net Earnings	$475	$1,212

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2)	(59)
Net unrealized loss on investment securities available-for-sale	(68)	(42)
Deferred loss on cash flow hedges	(1)	(22)

Total other comprehensive loss, net of tax	(71)	(123)

Comprehensive income	$404	$1,089

Note 9.	Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended

	Mar. 31,	Apr. 1,
	2006	2005

Net earnings	$475	$1,212
Preferred stock dividends	(43)	(7)

Net earnings applicable to common shareholders — for basic EPS	$432	$1,205
Interest expense on LYONs®(1)	1	1

Net earnings applicable to common shareholders — for diluted EPS	$433	$1,206

(shares in thousands)
Weighted-average basic shares outstanding(2)	883,737	907,814

Effect of dilutive instruments
Employee stock options(3)	45,066	44,249
FACAAP shares(3)	21,063	21,288
Restricted shares and units(3)	29,436	16,764
Convertible LYONs®(1)	1,766	3,158
ESPP shares(3)	17	-

Dilutive potential common shares	97,348	85,459

Diluted Shares(4)	981,085	993,273

Basic EPS	$0.49	$1.33
Diluted EPS	0.44	1.21

(1) See Note 9 of the 2005 Annual Report for further information on LYONs®.

(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 of the 2005 Annual Report for a description of these instruments.
(4)	Includes 33 million and 43 million of instruments for the 2006 and 2005 first quarter, respectively, that were considered antidilutive and thus were not included in the above calculations. In addition, for the 2006 first quarter, the value of the conversion option in the new floating rate LYONs® was in the money and, as a result, 495 thousand shares have been included in the computation of diluted EPS.
The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the first quarter of 2006, Merrill Lynch repurchased 25.8 million common shares at an average repurchase price of $76.55 per share.
On February 28, 2006, Merrill Lynch issued $360 million face value of floating rate, non-cumulative, perpetual preferred stock. As of March 31, 2006, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) held approximately $35 million of Merrill Lynch non-cumulative, perpetual preferred stock pursuant to market-making activities.
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
Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, it is likely that some may result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
Tax Matters
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 is expected to be completed in 2006. There are carryback claims from these years of approximately $250 million to $300 million, which will undergo Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch has begun the process of obtaining clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.
Commitments
At March 31, 2006, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration

		Less than	1 – 3	3+ – 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit(1)	$70,127	$31,598	$13,616	$17,601	$7,312
Purchasing and other commitments	5,867	4,173	683	306	705
Operating leases	3,247	555	1,012	806	874
Commitments to enter into resale agreements	3,959	3,949	10	-	-

Total	$83,200	$40,275	$15,321	$18,713	$8,891

(1)	See Note 6 to the Condensed Consolidated Financial Statements.
Lending Commitments
Merrill Lynch primarily enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon.
Purchasing and Other Commitments
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $742 million and $734 million at March 31, 2006 and December 30, 2005, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 31, 2006 and December 30, 2005, minimum fee commitments over the remaining life of these agreements aggregated $410 million and $517 million, respectively. Merrill Lynch entered into commitments to purchase loans of $3.9 billion ($3.4 billion of which may be included in trading assets and $479 million of which may be included in loans, notes, and mortgages) at March 31, 2006. Such commitments totaled $3.3 billion at December 30, 2005. In addition, Merrill Lynch entered into institutional and margin-lending transactions, some of which are on committed basis, but most of which are not. Merrill Lynch’s binding margin lending commitments totaled $437 million at

March 31, 2006 and $381 million at December 30, 2005. Other purchasing commitments amounted to $415 million and $856 million at March 31, 2006 and December 30, 2005, respectively.
MLIM
On February 15, 2006, Merrill Lynch announced that it had signed a definitive agreement under which it would combine its MLIM investment management business with BlackRock, Inc. (“BlackRock”) in exchange for a 49.8% interest in the combined firm, including a 45% voting interest. Based on the value of this transaction at the time of the announcement, it is expected to result in an after-tax gain to Merrill Lynch upon closing of over $1 billion. This transaction is expected to close during the third quarter of 2006. The actual gain will be contingent upon BlackRock’s share price at closing, as well as closing adjustments. Merrill Lynch plans to account for its investment in BlackRock under the equity method of accounting.
Leases
As disclosed in Note 12 of the 2005 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.
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
The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs and a Merrill Lynch-sponsored asset-backed commercial paper conduit. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of March 31, 2006, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of March 31, 2006, the maximum payout if the standby facilities are drawn was $24.5 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $27.9 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of March 31, 2006, the maximum payout if an issuer defaults was $4.6 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $5.8 billion. In addition, Merrill Lynch provides a $3.0 billion liquidity facility and $60 million credit facility to the Merrill Lynch-sponsored asset-backed commercial paper conduit. The maximum exposure to loss for these two facilities combined is $3.1 billion and assumes a total loss on a portfolio of highly rated assets. For additional information on these facilities, see Note 12 of the 2005 Annual Report and Note 5 to the Condensed Consolidated Balance Sheets.
In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $528 million as collateral to secure these guarantees.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At March 31, 2006, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at March 31, 2006. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $7 million at March 31, 2006.
Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at March 31, 2006 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.
These guarantees and their expiration are summarized at March 31, 2006 as follows:

(dollars in millions)

	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$2,065,488	$433,281	$491,957	$627,856	$512,394	$34,604

Liquidity facilities with SPEs(2)	27,623	27,459	7	157	-	17

Liquidity and default facilities with SPEs(3)	4,645	2,996	1,403	-	246	3

Residual value guarantees(4)	1,066	56	100	399	511	26

Standby letters of credit and other guarantees(5)(6)(7)	3,497	1,361	675	1,102	359	20

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit sponsored by Merrill Lynch. Includes $6.8 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit sponsored by Merrill Lynch.
(4)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(5)	Includes $211 million of reimbursement agreements with the Mortgage 100sm program.
(6)	Includes guarantees related to principal-protected mutual funds.
(7)	Includes certain indemnifications related to foreign tax planning strategies.
See Note 12 of the 2005 Annual Report for additional information on guarantees.

Note 11.	Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension, and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 13 of the 2005 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans
Pension cost for the three months ended March 31, 2006 and April 1, 2005, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended

	Mar. 31, 2006			Apr. 1, 2005

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$6	$6
Interest cost	24	16	40	24	15	39
Expected return on plan assets	(28)	(15)	(43)	(24)	(13)	(37)
Amortization of unrecognized items and other	-	4	4	-	4	4

Total defined benefit pension cost	$(4)	$12	$8	$-	$12	$12

Merrill Lynch disclosed in its 2005 Annual Report that it expected to pay $3 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $103 million to its non-U.S. defined benefit pension plans in 2006. Merrill Lynch periodically updates these estimates, and currently expects to contribute $69 million to its defined benefit pension plans in 2006. The decrease in estimated contributions can primarily be attributed to changes in funding requirements relating to the U.K. pension plan.
Postretirement Benefits Other Than Pensions
Other postretirement benefit cost for the three months ended March 31, 2006 and April 1, 2005, included the following components:

(dollars in millions)

	Three Months Ended

	Mar. 31, 2006	Apr. 1, 2005

Service cost	$2	$5
Interest cost	4	8
Other	(1)	2

Total other postretirement benefits cost(1)	$5	$15

(1)	The decrease in postretirement benefits cost can primarily be attributed to amendments to the U.S. postretirement plan.
Approximately 87% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 12. Employee Incentive Plans

Merrill Lynch adopted the provisions of SFAS No. 123R in the first quarter of 2006. See Note 1, Summary of Significant Accounting Policies — New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for further information.
To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with shares of ML & Co. common stock or options to purchase such stock. The total pre-tax compensation cost and related tax benefits recognized in earnings for share-based compensation plans for the three months ended March 31, 2006 was $2.2 billion and $717 million, respectively, which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses further described in Note 1 to the Condensed Consolidated Financial Statements. For the three months ended April 1, 2005, the total pre-tax compensation cost and related tax benefits recognized in earnings for stock-based compensation plans was $250 million and $83 million, respectively.
As of March 31, 2006, there was $2.2 billion of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.
Below is a description of our share-based incentive plans.
Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)
LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares, as well as Performance Shares. All plans under LTIC, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of March 31, 2006, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options, Participation Units and Stock Appreciation Rights had been granted.
Restricted Shares and Units
Restricted Shares are shares of ML & Co. common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Substantially all awards are settled in shares of common stock. Recipients of Restricted Unit awards receive cash payments equivalent to dividends. Under these plans, such shares and units are restricted from sale, transfer, or assignment until the end of the restricted period. Such shares and units are subject to forfeiture during the vesting period, for grants under LTIC Plans, or the restricted period for grants under ECAP. Restricted Share and Restricted Unit grants made prior to 2003 generally cliff vest in three years. Restricted Share and Restricted Unit grants made in 2003 through 2005 generally cliff vest in four years. Restricted Shares and Restricted Units granted in January 2006 generally vest ratably over four years.
In January 2006, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout can vary depending on Merrill Lynch’s financial performance against specified return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units shall convert into Restricted Shares on each of January 31, 2007, January 31, 2008 and January 31, 2009 (each a “Conversion Date”), based on ROE determined for the most recently completed fiscal year. Participation Units converted on the Conversion Date will cease to be outstanding immediately following conversion. If the minimum target is not met, the Participation Units will expire without being converted.

The activity for Restricted Shares and Units (including Restricted Units and Participation Units) under these plans during the three months ended March 31, 2006 follows:

	LTIC Plans		ECAP	ESCP		Total

						Restricted
	Restricted		Restricted	Restricted	Restricted	Shares and
	Shares	Units	Shares	Shares	Units	Units

Authorized for issuance at:
March 31, 2006	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A
April 1, 2005	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A

Available for issuance at:
March 31, 2006	64,154,466	N/A	10,831,281	38,861,685	N/A	N/A
April 1, 2005	65,665,782	N/A	10,832,121	56,548,753	N/A	N/A

Outstanding, December 30, 2005	28,967,539	4,720,546	20,856	15,683,787	2,157,894	51,550,622

Granted — Q1 2006	1,229,046	3,526,925	840	15,746,146	2,823,393	23,326,350
Delivered	(564,526)	(285,436)	—	—	—	(849,962)
Forfeited	(406,536)	(22,054)	—	(248,465)	(24,440)	(701,495)

Outstanding, March 31, 2006	29,225,523	7,939,981	21,696	31,181,468	4,956,847	73,325,515

N/A = Not Applicable
SFAS No. 123R requires the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/ Units	Grant Price	Shares/ Units	Grant Price

Outstanding, December 30, 2005	38,877,644	$51.00	12,672,978	$54.01

Granted — Q1 2006	7,414,759	71.56	15,911,591	71.50
Delivered	(849,962)	48.78	—	—
Forfeited	(410,898)	53.57	(290,597)	63.50
Service Criteria Satisfied(1)	19,966,067	60.74	(19,966,067)	60.74

Outstanding, March 31, 2006	64,997,610	57.63	8,327,905	61.00

(1)	Represents those awards where employees attained retirement-eligibility during the quarter, subsequent to the grant date.
The total fair value of Restricted Shares and Units granted to retirement-eligible employees or for which service criteria were satisfied during the quarter ended March 31, 2006 was $2.1 billion. The total fair value of Restricted Shares and Units vested during the quarter ended April 1, 2005 was $680 million.
The weighted-average fair value per share or unit granted for the three months ended March 31, 2006 follows:

For the Three Months
Ended March 31, 2006

LTIC Plans
Restricted Shares	$71.72
Restricted Units	71.35
ECAP Restricted Shares	71.49
ESCP Plans
Restricted Shares	71.54
Restricted Units	71.52

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
The activity for Options and Stock Appreciation Rights under LTIC Plans for the three months ended March 31, 2006 follows:

			Weighted-Average
	Quantity	Weighted-Average	Remaining Life
	Outstanding	Exercise Price	(in years)

Outstanding, December 30, 2005	176,713,075	$49.10	4.55
Granted	333,598	71.43	4.26
Exercised	(19,919,137)	36.01	3.42
Forfeited	(126,441)	45.54	6.90

Outstanding, March 31, 2006	157,001,095	50.81	4.69

Exercisable, March 31, 2006	146,444,338	50.93	4.53

All Options and Stock Appreciation Rights outstanding as of March 31, 2006 are fully vested or expected to vest.
The weighted-average fair value of options granted in the three months ended March 31, 2006 and April 1, 2005 was $17.86 and $17.99 per option, respectively. The fair value of each option award is estimated on the date of grant based on a Black-Scholes option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected life of options granted is equal to the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current dividend rate at the time of grant.

	For the Three Months Ended
	March 31, 2006	April 1, 2005

Risk-free interest rate	4.3%	3.8%
Expected life	4.4 yrs.	4.6 yrs.
Expected volatility	29.49%	35.46%
Dividend yield	1.44%	1.11%

Merrill Lynch received approximately $682 million in cash from the exercise of stock options during the three months ended March 31, 2006. The tax benefit realized from the exercise of these options was $179 million.
The total intrinsic value of options exercised during the quarters ended March 31, 2006 and April 1, 2005 was $751 million and $360 million respectively. As of March 31, 2006, the total intrinsic value of options outstanding and exercisable was $4.4 billion and $4.1 billion, respectively.

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
At March 31, 2006, shares subject to outstanding awards totaled 35,858,969 while 15,080,618 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during the quarter ended March 31, 2006 was $71.49.

Note 13. Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. Merrill Lynch is in compliance with applicable CSE standards.
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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At March 31, 2006, MLPF&S’s regulatory net capital of $2,808 million was approximately 19% of ADI, and its regulatory net capital in excess of the minimum required was $2,302 million.
MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission, which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.
Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K. Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 31, 2006, MLI’s financial resources were $10,176 million, exceeding the minimum requirement by $1,267 million.
Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986.

This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 31, 2006, MLGSI’s liquid capital of $1,349 million was 208% of its total market and credit risk, and liquid capital in excess of the minimum required was $569 million.
Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2006, MLJS’s net capital was $1,215 million, exceeding the minimum requirement by $626 million.
Banking Regulation
Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. Merrill Lynch Bank & Trust Co. (“MLB&T”)is a New Jersey-chartered state bank regulated by the FDIC and the New Jersey Department of Banking and Insurance. Both MLBUSA and MLB&T are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of March 31, 2006.

(dollars in millions)

		MLBUSA		MLB&T
	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage (to average assets)	5%	9.84%	$5,769	7.30%	$781
Tier 1 capital (to risk-weighted assets)	6%	9.77	5,769	19.0	781
Total capital (to risk-weighted assets)	10%	10.89	6,427	19.11	785

Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator, as well as to those of the State of New York Banking Department (“NYSBD”), as the consolidated supervisor of its indirect parent, Merrill Lynch International Finance Corporation (“MLIFC”). MLCMBL is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At March 31, 2006, MLCMBL’s capital ratio was above the minimum requirement at 9.9% and its financial resources, as defined, were $3,147 million, exceeding the minimum requirement by $962 million.
Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is subject to the capital requirements of the FSA as well as those of the NYSBD as part of the MLIFC group. MLIB is required to meet minimum regulatory capital requirements under the EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At March 31, 2006, MLIB’s consolidated capital ratio was 12.2% and its consolidated financial resources were $3,602 million, exceeding the minimum requirement by $468 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of March 31, 2006, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2006 and April 1, 2005. These interim financial statements are the responsibility of Merrill Lynch’s management.
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
As discussed in Note 1 to the condensed consolidated financial statements, in 2006 Merrill Lynch changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 30, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
New York, New York
May 5, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors that Could Affect Our Business in the Annual Report on Form 10-K for the year ended December 30, 2005 (“2005 Annual Report”). Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures Merrill Lynch may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
Merrill Lynch’s activities are conducted through three business segments:

•	Global Markets and Investment Banking Group (“GMI”), Merrill Lynch’s institutional business segment, provides equity, debt and commodities trading, capital market services, investment banking and advisory services to corporations, financial institutions, and governments around the world. GMI’s Global Markets division facilitates client transactions and is a market maker in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands, and in connection with proprietary trading activities. Global Markets also provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investments and private equity investing. GMI’s Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally. These services also include advising clients on strategic issues, valuation, mergers, acquisitions and restructurings. GMI’s growth strategy entails a program of significant investments in personnel and technology to gain further scale in certain asset classes and geographies.
•	Global Private Client (“GPC”), Merrill Lynch’s full-service retail wealth management segment, provides brokerage and investment advisory services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size

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
•	Merrill Lynch Investment Managers (“MLIM”), Merrill Lynch’s asset management segment, offers a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities include equity, fixed income, money market, index, enhanced index and alternative investments, which are offered through vehicles such as mutual funds, privately managed accounts, and retail and institutional separate accounts. MLIM’s growth priorities include driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses. MLIM is committed to increasing sales in both the proprietary and non-proprietary channels in the United States, as well as non-U.S. regions. On February 15, 2006, Merrill Lynch entered into an agreement with BlackRock, Inc. (“BlackRock”), to combine the MLIM business with BlackRock. This transaction is expected to close during the third quarter of 2006.

Critical Accounting Policies and Estimates

The following is a summary of Merrill Lynch’s critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2005 Annual Report and Note 1 to the Condensed Consolidated Financial Statements.
Use of Estimates
In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates including:

•	Trading inventory and investment securities;
•	Private equity investments;

•	Loans and allowance for loan losses;
•	The outcome of litigation;
•	The realization of deferred tax assets and tax reserves;
•	Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of special purpose entities (“QSPEs”);
•	The carrying amount of goodwill and other intangible assets;
•	Valuation of employee stock options;
•	Insurance reserves and recovery of insurance deferred acquisition costs;
•	Interim compensation and benefits accruals, particularly cash and stock incentive awards and FA compensation; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.
Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2005 Annual Report.
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

Assets and liabilities recorded on the Condensed Consolidated Balance Sheets can be broadly categorized as follows:

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

c)	Instruments that are priced with reference to financial instruments whose parameters can be directly observed (for example, certain mortgage loans).

Category 3.	Less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management (for example, private equity investments, long-dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt and commodity derivatives, such as long-dated options on gas and power and weather derivatives).
At March 31, 2006 and December 30, 2005, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)

March 31, 2006	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$66,779	$62,636	$2,546	$131,961
Contractual agreements	3,916	17,146	3,777	24,839
Investment securities	7,860	51,038	10,152	69,050

Liabilities
Trading liabilities, excluding contractual agreements	$48,342	$11,384	$333	$60,059
Contractual agreements	3,067	18,116	8,806	29,989

December 30, 2005

Assets
Trading assets, excluding contractual agreements	$56,556	$63,344	$2,594	$122,494
Contractual agreements	5,008	18,177	3,031	26,216
Investment securities	6,115	54,805	8,353	69,273

Liabilities
Trading liabilities, excluding contractual agreements	$48,688	$11,248	$242	$60,178
Contractual agreements	4,623	17,490	6,642	28,755

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at March 31, 2006 and December 30, 2005, include $281.9 billion and $255.5 billion, respectively, of receivables under resale agreements and receivables under securities borrowed transactions. Trading-

related liabilities recorded in the Condensed Consolidated Balance Sheets at March 31, 2006 and December 30, 2005, include $246.2 billion and $217.5 billion, respectively, of payables under repurchase agreements and payables under securities loaned transactions. These securities financing transactions are recorded at their contractual amounts, which approximate fair value, and for which little or no estimation is required by management.
Litigation
Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. See Note 12 and Other Information (Unaudited) — Legal Proceedings of the 2005 Annual Report for further information.
Variable Interest Entities
In the normal course of business, Merrill Lynch enters into a variety of transactions with VIEs. The applicable accounting guidance requires Merrill Lynch to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether it must consolidate the VIE. In performing this analysis, Merrill Lynch makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is generally not required subsequent to the initial assessment. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by Merrill Lynch. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.
Income Taxes
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001–2003 is expected to be completed in 2006. There are carryback claims from these years of approximately $250 million to $300 million, which will undergo Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998–2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch has begun the process of obtaining clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $150 million. Merrill Lynch will adjust the level of reserves when there is more information available, or when an event occurs requiring a change to the reserves. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Business Environment(1)

Global financial markets were generally strong during the first quarter of 2006. Stocks outperformed bonds in an environment characterized by steady economic growth, moderate interest rates and low inflation. The yield curve, although inverted at times, remained relatively flat throughout much of the quarter. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 4.86%, up from 4.39% at the end of 2005. At its meetings in both January and March, the U.S. Federal Reserve System’s Federal Open Market Committee continued to raise the federal funds rate, which ended the quarter at 4.75%.
Major U.S. equity indices rebounded from the fourth quarter as interest rates remained at relatively moderate levels. The Dow Jones Industrial Average rose 3.7% in the first quarter and 5.8% from its prior year level. The Nasdaq Composite rose 6.1% in the first quarter and 17.0% from its prior-year level. The Standard & Poor’s 500 index rose 3.7% from the fourth quarter of 2005 and 9.7% from the year-ago quarter. Global equity indices generally performed well over the first quarter despite rising interest rates in certain economies. The Dow Jones World Index, excluding the United States, was up 8.8% for the quarter. European stock markets continued their strong performance, aided by an increase in merger activity and the strengthening of the euro. Sequentially, the Dow Jones Stoxx 50 index and the FTSE 100 rose 4.7% and 6.2%, respectively. In Asia, Japan’s Nikkei Stock Exchange index was up 5.9% from the fourth quarter, while India’s Sensex index increased 20% over the same period.
Global debt and equity underwriting volumes were up 9.7% from the 2005 fourth quarter to $1.8 trillion, essentially unchanged from the year-ago quarter. Global debt underwriting fees were up 22% sequentially and 4% from the first quarter of 2005 to $5.4 billion. Global equity underwriting fees were down 16% from last quarter but up 18% from the year-ago quarter to $4.1 billion.
Global merger and acquisition activity in the first quarter marked the third busiest period ever behind the fourth quarter of 1999 and the first quarter of 2000. The total value of global announced deals was $930 billion, 43% higher than the year-ago quarter. Over the same period the value of announced deals in the United States increased 9% to $313 billion. Globally, the value of completed deals were up 53% from the year-ago quarter to $689 billion, while in the United States, completed deals were up 101% to $303 billion.
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

(1)	Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic. For prior filings this data was obtained from Thomson Financial Securities Data.

Results of Operations

	For the Three Months Ended

	March 31,	April 1,
(dollars in millions, except per share amounts)	2006	2005

Net Revenues
Asset management and portfolio service fees	$1,679	$1,435
Commissions	1,602	1,341
Principal transactions	1,993	945
Investment banking	965	813
Revenues from consolidated investments	104	127
Other	554	370

Subtotal	6,897	5,031
Interest and dividend revenues	8,664	5,531
Less interest expense	7,599	4,330

Net interest profit	1,065	1,201

Total Net Revenues	7,962	6,232

Non-interest expenses:
Compensation and benefits	5,750	3,096
Communications and technology	453	396
Brokerage, clearing, and exchange fees	248	219
Occupancy and related depreciation	241	233
Professional fees	200	178
Advertising and market development	144	126
Office supplies and postage	57	52
Expenses of consolidated investments	47	85
Other	229	178

Total non-interest expenses	7,369	4,563

Earnings before income taxes	$593	$1,669

Net earnings	$475	$1,212

Earnings per common share:
Basic	$0.49	$1.33
Diluted	0.44	1.21

Annualized return on average common stockholders’ equity	5.1%	15.5%

Pre-tax profit margin	7.4%	26.8%

Compensation and benefits as a percentage of net revenues	72.2%	49.7%
Non-compensation expenses as a percentage of net revenues	20.4%	23.5%
Book value per share	$37.19	$32.91

Quarterly Results of Operations
Merrill Lynch’s net earnings were $475 million for the 2006 first quarter, on record net revenues of $8.0 billion, an increase of 28% from net revenues in the 2005 first quarter. First quarter 2006 net earnings included $1.2 billion, after-tax, or $1.21 per diluted share, of one-time non-cash compensation expenses ($1.8 billion pre-tax) arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”); (together, “one-time compensation expenses”). Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses. Earnings per common share were $0.49 basic and $0.44 diluted for the 2006 first quarter. Net earnings for the year-ago first quarter were $1.21 billion and earnings per common share were $1.33 basic and $1.21 diluted. 2006 first quarter pre-tax earnings were

$593 million, down 64% from the year-ago quarter, and pre-tax margin was 7.4%, down from 26.8% in the prior-year quarter.
Excluding the one-time compensation expenses, Merrill Lynch’s first quarter 2006 net earnings were $1.7 billion, up 36% from the first quarter of 2005, and pre-tax earnings would have been $2.4 billion, up 41% from the year-ago quarter. The pre-tax profit margin was 29.5%, and the annualized return on average common equity was 19.1%. On the same basis, earnings per share would have been $1.83 basic and $1.65 diluted, up 38% and 36% respectively from the year-ago quarter. Management believes that, while the results excluding the one-time compensation expenses are considered “non-GAAP” measures, they depict the operating performance of the company more clearly and enable more meaningful period-to-period comparisons. See Exhibit 99.1 for a reconciliation of “non-GAAP” measures.
Asset management and portfolio services fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts, and institutional money management arrangements (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.7 billion, up 17% from the first quarter of 2005. The increase in asset management fees reflects the impact of net inflows of higher-yielding assets as well as higher equity market values, and the increase in portfolio service fees reflects the impact of net inflows into asset-priced accounts.
Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.6 billion, up 19% from the 2005 first quarter, due primarily to a increase in global transaction volumes, particularly in listed equities and mutual funds.
Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities, fixed income securities, including government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $2.0 billion, 111% higher than the year-ago quarter, due primarily to increased revenues in the trading of both debt and equity products.
Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit was $1.1 billion, down 11% from the 2005 first quarter, due primarily to higher interest expenses from the global interest rate and credit trading businesses, partially offset by the impact of rising short-term interest rates on deposit spreads earned. Net interest profit is an integral component of trading activity. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate.
Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $965 million, up 19% from the

2005 first quarter, driven primarily by increased merger and acquisition advisory revenues as both overall volume and Merrill Lynch’s share of completed merger and acquisition volume increased. Higher debt underwriting revenues resulted from a more robust environment and the benefits of continued investments in the business, most notably in the leveraged finance businesses.
Revenues from consolidated investments include revenues from consolidated investments which are less than 100% owned. Revenues from consolidated investments were $104 million, down from $127 million in the 2005 first quarter, due to the deconsolidation of certain investments in 2005.
Other revenues include realized investment gains and losses, equity income from unconsolidated subsidiaries, distributions on cost method investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, gains related to the sale of mortgages, write-downs of certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $554 million, 50% higher than the 2005 first quarter, due principally to higher realized investment gains.
Compensation and benefits expenses were $5.8 billion in the first quarter of 2006. Excluding the $1.8 billion of one-time compensation expenses, compensation and benefits expenses were $4.0 billion, or 50.1% of net revenues for the first quarter of 2006, up from 49.7% in the year-ago quarter, due primarily to the higher staffing levels and the impact of accruing for 2007 stock awards to retirement-eligible employees in accordance with SFAS No. 123R.
Non-compensation expenses were $1.6 billion in the first quarter of 2006, up 10% from the year-ago quarter. The ratio of total non-compensation expenses to total net revenues was 20% during the first quarter of 2006 compared with 24% in the year-ago quarter. Communications and technology costs were $453 million, up 14% from the first quarter of 2005 due to higher market information and communications costs and system consulting costs related to investments for growth. Brokerage, clearing and exchange fees were $248 million, up 13% from the 2005 first quarter, due primarily to higher transaction volumes. Professional fees were $200 million, up 12% from the year-ago quarter due to higher legal, consulting and other professional fees. Expenses of consolidated investments were $47 million, down 45% from $85 million in the 2005 first quarter, due to the deconsolidation of certain investments in 2005. Other expenses were $229 million, up 29% from the year-ago quarter.
Merrill Lynch’s first quarter 2006 effective tax rate was 19.9%, reflecting a net benefit from settlements with tax authorities and the level of earnings for the quarter, which were reduced by the one-time compensation expenses. Excluding the one-time compensation expenses, the effective tax rate for the first quarter 2006 was 29.8%, up from 29.2% for the full year of 2005. The 2005 effective tax rate also reflected the additional tax expense related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act during the fourth quarter of 2005.

Business Segments

The following discussion provides details of net revenues by segment. Certain prior period amounts have been reclassified to conform to the current year presentation.
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

Certain MLIM and GMI products are distributed through GPC distribution channels, and, to a lesser extent, certain MLIM products are distributed through GMI. Revenues and expenses associated with these inter-segment activities are recognized in each segment and eliminated at the corporate level. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities. The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude items reported in the Corporate segment. Business segment results are reclassified to reflect reallocations of revenues and expenses that result from changes in Merrill Lynch’s business strategy and organizational structure. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Global Markets and Investment Banking

GMI’s Results of Operations

	For the Three Months Ended

	Mar. 31,	Apr. 1,	% Inc.
(dollars in millions)	2006	2005	(Dec.)

Global Markets
Debt	$2,091	$1,662	26%
Equity	1,573	971	62

Total Global Markets net revenues	3,664	2,633	39

Investment Banking
Origination Debt	395	282	40
Equity	237	242	(2)
Strategic Advisory Services	257	160	61

Total Investment Banking net revenues	889	684	30

Total net revenues	4,553	3,317	37
Non-interest expenses before one-time compensation expenses	2,972	2,193	36
One-time compensation expenses	1,369	-	N/M

Pre-tax earnings	$212	$1,124	(81)

Pre-tax profit margin	4.7%	33.9%

N/ M = Not Meaningful
During the first quarter of 2006 net revenues in each of GMI’s major business lines — Debt Markets, Equity Markets and Investment Banking — were up significantly compared with the first quarter of 2005. GMI’s net revenues increased 37% from the 2005 first quarter, to $4.6 billion. Pre-tax earnings of $212 million decreased 81% from the year-ago quarter, and the pre-tax profit margin was 4.7%. During the first quarter of 2006, GMI recognized $1.4 billion in one-time compensation expenses; refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further information. Excluding the one-time compensation expenses, the first quarter of 2006 pre-tax earnings were $1.6 billion, up 41% from the year-ago quarter and the pre-tax profit margin was 34.7%.
During the first quarter of 2006, GMI completed the purchase of an additional 50% stake in the joint venture, DSP Merrill Lynch, which is a leader in investment banking and trading in India.

A detailed discussion of GMI’s net revenues follows:
Global Markets
In the first quarter of 2006, Global Markets net revenues were $3.7 billion, up 39% from the year-ago period.

Debt Markets
Debt Markets net revenues include principal transactions and net interest profit (which should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on private equity investments made by non-broker dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. In the first quarter of 2006, Debt Markets net revenues were a record $2.1 billion, up 26% from the first quarter of 2005. This increase was driven primarily by the trading of interest rate and credit products in a favorable environment characterized by solid client activity levels and proprietary positioning opportunities. Commodities also reflected strong increases over the prior year.

Equity Markets
Equity Markets net revenues include commissions, principal transactions and net interest profit, (which should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. In the first quarter of 2006, Equity Markets net revenues were $1.6 billion, up 62% from the year-ago quarter with strong performances in every major revenue category. Equity-linked and cash trading net revenues increased in the more active market environment, and the quarter benefited from higher revenues from proprietary trading and equity financing and services activities.
During the first quarter of 2006, GMI completed the acquisition of Wave Securities, a leader in providing electronic trading solutions to the institutional marketplace. Additionally, a joint venture with Investment Technology Group was announced to provide anonymous automated block trading services.
Investment Banking
Investment Banking net revenues of $889 million were 30% higher than the 2005 first quarter, driven by increases in debt origination mandates and merger and acquisition advisory services.

Origination
Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.
Origination revenues in the first quarter of 2006 were $632 million, up 21% from the year-ago quarter on higher debt underwriting revenues, which increased 40% from a year ago. This resulted from a more robust environment and the benefits of continued investments in the business, most notably in the leveraged finance business.

Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $257 million in the first quarter of 2006, up 61% from the year-ago quarter as overall volume as well as Merrill Lynch’s share of completed merger and acquisition volume increased.
Regional Commentary
From a geographic perspective, GMI generated increased net revenues across every region compared to the year-ago quarter. In Debt Markets, Latin America and Europe were the strongest contributors to growth on a relative basis. In Equity Markets, the Pacific Rim along with Europe grew the most. In Investment Banking, the United States and Europe were the largest contributors.
For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

	For the Three Months Ended

	Mar. 31,	Apr. 1,	% Inc.
(dollars in millions)	2006	2005	(Dec.)

Fee-based revenues	$1,458	$1,271	15%
Transactional and origination revenues	899	857	5
Net interest profit and related hedges(1)	527	401	31
Other revenues	55	74	(26)

Total net revenues	2,939	2,603	13
Non-interest expenses before one-time compensation expenses	2,293	2,093	10
One-time compensation expenses	281	-	N/M

Pre-tax earnings	$365	$510	(28)

Pre-tax profit margin	12.4%	19.6%

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Condensed Consolidated Statement of Earnings.
GPC’s first quarter 2006 net revenues were $2.9 billion, up 13% from the year-ago quarter. The increase was primarily driven by record fee-based revenues, record net interest profit driven by bank-related activities and stronger client transaction volumes, partially offset by lower origination revenues. GPC’s first quarter 2006 pre-tax earnings were $365 million, down 28% from the 2005 first quarter, and the pre-tax margin was 12.4% reflecting $281 million in one-time compensation expenses; refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further information. Excluding the one-time compensation expenses, GPC’s first quarter pre-tax earnings of $646 million increased 27% from the year-ago quarter, and the pre-tax margin was 22.0%.
Total client assets in GPC accounts increased 12% from the year-ago quarter, to $1.5 trillion. Excluding net outflows in the recently acquired Amvescap retirement business and the former Advest franchise prior to systems conversion, net new client assets into annuitized-revenue products were $12.3 billion, and total net new money was $16.9 billion for the first quarter of 2006.

Financial Advisor headcount reached 15,350 at the end of the first quarter of 2006, a net increase of 1,170 since the first quarter of 2005, reflecting low turnover rates, recruiting efforts and the acquisition of Advest.
A detailed discussion of GPC’s revenues follows:
Fee-based revenues
Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value, such as Merrill Lynch Consults®, a separately managed account product, and Unlimited Advantagesm, as well as fees from insurance products, taxable and tax-exempt money market funds, and alternative investment products. Also included in fee-based revenues are fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.
GPC generated $1.5 billion of fee-based revenues in the 2006 first quarter, up 15% from the year-ago quarter. This increase reflected growth in client assets due to higher market valuations and net inflows into annuitized products. This asset growth resulted in higher portfolio service fees and increased distribution fees related to mutual fund sales.
The value of client assets in GPC accounts at March 31, 2006 and April 1, 2005 follows.

	Mar. 31,	Apr. 1,
(dollars in billions)	2006	2005

Assets in GPC accounts
U.S.	$1,381	$1,223
Non-U.S.	121	116

Total	$1,502	$1,339

Transactional and origination revenues
Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, mutual funds, and insurance products. Also included are principal transactions revenues which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues which include selling concessions on newly issued debt and equity securities, including shares of closed-end funds.
Transactional and origination revenues were $899 million in the first quarter of 2006, 5% higher than the year-ago quarter. This increase is due principally to higher investor trading activity in a more favorable environment, partially offset by lower origination volumes compared to a year ago.
Net interest profit and related hedges
Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.
GPC’s net interest profit and related hedges were $527 million in the first quarter of 2006, up 31% from $401 million in the 2005 first quarter. This increase primarily reflects higher margins on deposits resulting from rising short-term interest rates.

Other revenues
GPC’s other revenues were $55 million in the first quarter of 2006, down 26% from $74 million in the year-ago period, due largely to lower mortgage-related revenue.
For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

	For the Three Months Ended

	March 31,	April 1,	% Inc.
(dollars in millions)	2006	2005	(Dec.)

Asset management fees	$492	$370	33%
Commissions	32	28	14
Other revenues	46	15	207

Total net revenues	570	413	38
Non-interest expenses before one-time compensation expenses	348	286	22
One-time compensation expenses	109	-	N/M

Pre-tax earnings	$113	$127	(11)

Pre-tax profit margin	19.8%	30.8%

N/M = Not Meaningful
MLIM’s first quarter 2006 net revenues were $570 million, up 38% from the 2005 first quarter. This increase was driven by higher asset values and significant net inflows. MLIM’s pre-tax earnings for the 2006 first quarter were $113 million, down 11% from the 2005 first quarter, and the pre-tax margin was 19.8%. During the first quarter of 2006, MLIM recognized $109 million in one-time compensation expenses; refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further information. Excluding the one-time compensation expenses, first quarter 2006 pre-tax earnings were $222 million, up 75% from the year-ago quarter and the pre-tax margin was 38.9%, up from 30.8% due primarily to higher net revenues combined with strong operating leverage.
On February 15, 2006, Merrill Lynch announced that it had signed a definitive agreement under which it would combine its MLIM investment management business with BlackRock in exchange for a 49.8% interest in the combined firm, including a 45% voting interest. Based on the value of this transaction at the time of the announcement, it is expected to result in an after-tax gain to Merrill Lynch upon closing of over $1 billion. This transaction is expected to close during the third quarter of 2006. The actual gain will be contingent upon BlackRock’s share price at closing, as well as closing adjustments. Merrill Lynch plans to account for its investment in BlackRock under the equity method of accounting.
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
Asset management fees were $492 million, up 33% from the first quarter of 2005 due to higher average equity market values and an improvement in the fee profile of assets under management and new money inflows. At the end of the first quarter of 2006, firmwide assets under management totaled $581 billion, with $576 billion managed by MLIM and $5 billion managed by GPC. Compared with the 2005 first quarter, assets under management increased 21%, due principally to positive market movement and net new money inflows.
An analysis of changes in firmwide assets under management from April 1, 2005 to March 31, 2006 is as follows:

		Net Changes Due To

	April 1,	New	Asset		March 31,
(dollars in billions)	2005(1)	Money	Appreciation	Other(2)	2006(1)

Assets under management	$479	$36	$52	$14	$581

(1)	Includes $5 billion of assets managed by GPC.
(2)	Includes $18 billion of new assets from the acquisition of the pension business of Royal Philips Electronics, the impact of foreign exchange movements, reinvested dividends and other changes.
Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds, and the CDSC represents fees earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $32 million in the first quarter of 2006, up 14% from a year ago quarter on increased activity levels.
Other revenues
Other revenues primarily include net interest profit, investment gains and losses and revenues from consolidated investments. Other revenues, totaled $46 million for the first quarter of 2006, up from $15 million a year ago reflecting increased investment gains.
For additional information on MLIM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the March 31, 2006 and December 30, 2005 period-end, and first quarter 2006 and full-year 2005 average balance sheets:

		2006		2005
	Mar. 31,	Quarterly	Dec. 30,	Full year
	2006	Average(1)	2005	Average(1)
(dollars in billions)

Assets
Trading-Related
Securities financing assets	$299.8	$313.9	$272.3	$268.3
Trading assets	156.8	174.8	148.7	182.9
Other trading-related receivables	60.7	64.8	54.3	60.9

	517.3	553.5	475.3	512.1

Non-Trading-Related
Cash	34.5	33.7	26.5	38.7
Investment securities	69.1	68.6	69.3	71.2
Loans, notes, and mortgages, net	65.6	66.6	66.0	60.6
Other non-trading assets	45.7	41.5	43.9	47.8

	214.9	210.4	205.7	218.3

Total assets	$732.2	$763.9	$681.0	$730.4

Liabilities
Trading-Related
Securities financing liabilities	$264.0	$295.8	$234.3	$272.7
Trading liabilities	90.0	105.9	88.9	105.7
Other trading-related payables	64.9	70.1	56.9	63.8

	418.9	471.8	380.1	442.2

Non-Trading-Related
Commercial paper and other short-term borrowings	9.4	4.8	3.9	6.5
Deposits	81.1	81.2	80.0	79.2
Long-term borrowings	134.7	129.2	132.4	122.4
Long-term debt issued to TOPrSsm partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	47.2	37.1	45.9	43.8

	275.5	255.4	265.3	255.0

Total liabilities	694.4	727.2	645.4	697.2

Total stockholders’ equity	37.8	36.7	35.6	33.2

Total liabilities and stockholders’ equity	$732.2	$763.9	$681.0	$730.4

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of March 31, 2006:

	Expiration

		Less
		than	1 - 3	3+- 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$27,623	$27,459	$7	$157	$-
Liquidity and default facilities with SPEs(2)	4,645	2,996	1,403	-	246
Residual value guarantees(3)	1,066	56	100	399	511
Standby letters of credit and other guarantees (4)(5)(6)	3,497	1,361	675	1,102	359

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit sponsored by Merrill Lynch.
(2)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit sponsored by Merrill Lynch.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $211 million of reimbursement agreements with the Mortgage 100 sm program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.
Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations
In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at March 31, 2006. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, including contractual agreements, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

	Expiration

		Less
		than	1 - 3	3+- 5	Over
(dollars in millions)	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$137,804	$19,563	$46,035	$35,829	$36,377
Purchasing and other commitments	5,867	4,173	683	306	705
Operating lease commitments	3,247	555	1,012	806	874

(1)	Includes long-term debt issued to TOPrS sm partnerships.

Commitments
At March 31, 2006, Merrill Lynch commitments had the following expirations:

	Expiration

		Less than	1 - 3	3+ - 5	Over 5
(dollars in millions)	Total	1 Year	Years	Years	Years

Commitments to extend credit	$70,127	$31,598	$13,616	$17,601	$7,312
Commitments to enter into resale agreements	3,959	3,949	10	-	-

Capital and Funding

The primary objectives of Merrill Lynch’s capital structure and funding policies are to support the successful execution of Merrill Lynch’s business strategies while ensuring:

•	sufficient equity capital to support existing businesses and future growth plans and

•	liquidity across market cycles and through periods of financial stress.
These objectives and Merrill Lynch’s capital and funding policies are discussed more fully in the 2005 Annual Report.
Capital
At March 31, 2006, equity capital, as defined by Merrill Lynch, was comprised of $34.7 billion of common equity, $3.1 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrS sm partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrS sm partnerships, net of related investments.
Merrill Lynch regularly reviews overall equity capital needs to ensure that its equity capital base can support the estimated risks and needs of its businesses, the regulatory and legal capital requirements of its subsidiaries, and standards pursuant to the Consolidated Supervised Entity rules. Merrill Lynch determines the appropriateness of its equity capital composition, taking into account that its preferred stock and TOPrS sm are perpetual. In the event that capital is generated beyond estimated needs, Merrill Lynch returns capital to shareholders through share repurchases and dividends.
Merrill Lynch continued to grow its equity capital base in the first quarter of 2006 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, including the adoption of SFAS No. 123R, partially offset by common stock repurchases and dividends. Equity capital of $40.4 billion at March 31, 2006 was 6% higher than at December 30, 2005.
On February 28, 2006, Merrill Lynch issued $360 million face value of floating rate, non-cumulative, perpetual preferred stock. As of March 31, 2006, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) held approximately $35 million of Merrill Lynch non-cumulative, perpetual preferred stock related to market-making activities.

The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the first quarter of 2006, Merrill Lynch repurchased 25.8 million common shares at an average repurchase price of $76.55 per share.
On January 18, 2006, the Board of Directors declared an additional 25% increase in the regular quarterly dividend to 25 cents per common share.
Major components of the changes in equity capital for the first three months of 2006 are as follows:

(dollars in millions)

Balance at December 30, 2005	$38,144
Net earnings	475
Issuance of preferred stock	360
Common and preferred stock dividends	(277)
Common stock repurchases	(1,975)
Net effect of employee stock transactions and other(1)	3,642

Balance at March 31, 2006	$40,369

(1)	Includes effect of Accumulated other comprehensive loss, the reclassification of FACAAP liabilities to equity associated with the adoption of SFAS No. 123R, and other items.
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

The following table provides calculations of Merrill Lynch’s leverage ratios at March 31, 2006 and December 30, 2005:

(dollars in millions)	Mar. 31, 2006		Dec. 30, 2005

Total assets	$732,240		$681,015
Less:
Receivables under resale agreements	177,881		163,021
Receivables under securities borrowed transactions	104,024		92,484
Securities received as collateral	17,851		16,808
Add:
Trading liabilities, at fair value, excluding contractual agreements	60,059		60,178

Sub-total	492,543		468,880
Less:
Segregated cash and securities balances	15,747		11,949
Separate account assets	16,508		16,185

Adjusted assets	460,288		440,746
Less:
Goodwill and other intangible assets	6,676		6,035

Tangible adjusted assets	$453,612		$434,711
Stockholders’ equity	$37,825		$35,600
Add:
Long-term debt issued to TOPrSsm partnerships, net of related investments(1)	2,544		2,544

Equity capital	$40,369		$38,144
Tangible equity capital(2)	$33,693		$32,109
Leverage ratio(3)	18.1	x	17.9x
Adjusted leverage ratio(4)	11.4	x	11.6x
Tangible adjusted leverage ratio(5)	13.5	x	13.5x

(1)	Due to the perpetual nature of TOPrS sm and other considerations, Merrill Lynch views the long-term debt issued to TOPrS sm partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrS sm partnerships is reported as a liability for accounting purposes. TOPrS sm related investments were $548 million at March 31, 2006 and December 30, 2005.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.
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

At March 31, 2006 and December 30, 2005, total long-term capital is as follows:

	Mar. 31,	Dec. 30,
(dollars in billions)	2006	2005

Equity capital	$40.4	$38.1
Long-term debt obligations(1)	104.1	99.3
Deposit liabilities(2)	69.7	69.9

Total long-term capital	$214.2	$207.3

(1)	Total long-term borrowings less (1) the current portion and (2) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
(2)	Includes $60.0 billion and $9.7 billion of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at March 31, 2006, and $60.2 billion and $9.7 billion of deposits, respectively, at December 30, 2005 that are considered by management to be long-term.
The following items are generally financed with long-term capital:

•	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, goodwill and other intangible assets and fixed assets;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments; and

•	Portions of commitments to extend credit based on management’s estimate of the probability of drawdown.
At March 31, 2006, Merrill Lynch’s long-term capital sources of $214.2 billion exceeded Merrill Lynch’s estimated long-term capital requirements.
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

The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of March 31, 2006 (quarterly for two years and annually thereafter):
Note: Extendibles are debt instruments with an extendible maturity date. Unless debt holders instruct Merrill Lynch to redeem their debt with at least a one-year notification period, the maturity date of these instruments is automatically extended. Extendibles are included in long-term borrowings if the earliest maturity date is at least one year away. Based on past experience, the majority of Merrill Lynch’s extendibles are expected to remain outstanding beyond their earliest maturity date.
Major components of the change in long-term borrowings, including long-term debt issued to TOPrSsm partnerships, during the first three months of 2006 are as follows:

(dollars in billions)

Balance at December 30, 2005	$135.5
Issuance and resale	12.0
Settlement and repurchase	(10.7)
Other(1)	1.0

Balance at March 31, 2006(2)	$137.8

(1)	Relates to foreign exchange and other movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.
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

Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality that is funded with debt with a maturity greater than one year. The carrying value of this portfolio, net of related hedges, was $18.2 billion and $18.0 billion at March 31, 2006 and December 30, 2005, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $3.6 billion and $7.4 billion at March 31, 2006 and December 30, 2005, respectively.
Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. As of March 31, 2006 unencumbered assets, including amounts that may be restricted, were in excess of $148.5 billion, including the carrying value of the liquidity portfolio and cash balances. Of this amount, $39.6 billion, including the liquidity portfolio and cash, was available to ML & Co. at March 31, 2006, free of regulatory restrictions.
For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At March 31, 2006 and December 30, 2005, these short-term debt obligations are as follows:

	Mar. 31,	Dec. 30,
(dollars in billions)	2006	2005

Commercial paper and other short-term borrowings	$9.4	$3.9
Current portion of long-term borrowings	19.6	22.8

Total short-term obligations	$29.0	$26.7

At March 31, 2006, Merrill Lynch’s liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.
In addition to the aforementioned sources of funding available to meet short-term obligations, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed, multi-currency, unsecured bank credit facility that totaled $4.0 billion at March 31, 2006 and December 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2006. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for a further year beyond the expiration date in June 2006. At March 31, 2006 and December 30, 2005, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.
Merrill Lynch also maintains two committed, secured credit facilities which totaled $5.5 billion at March 31, 2006 and December 30, 2005. The facilities expire in May 2006 and December 2006 respectively. Both facilities include a one year term-out option that allows ML & Co. to extend borrowings under the facilities for a further year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. The facility that is due to expire in May 2006 is expected to be renewed, while maintaining similar terms and conditions. At March 31, 2006 and December 30, 2005 there were no borrowings outstanding under either facility.
In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at March 31, 2006 and December 30, 2005. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At March 31, 2006 and December 30, 2005, there were no borrowings outstanding under this facility.
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
Total borrowings outstanding at March 31, 2006 were issued in the following currencies:

(USD equivalent in millions)

USD	$90,123	61%
EUR	29,435	20
JPY	11,265	8
GBP	8,247	6
AUD	3,136	2
CAD	2,238	1
Other	2,804	2

Total	$147,248	100%

Adhere to prudent governance processes: In order to ensure that both daily and strategic funding activities are appropriate and subject to senior management review and control, liquidity management is reviewed in Asset/ Liability Committee meetings with Treasury management and is presented to Merrill Lynch’s Risk Oversight Committee (“ROC”), ML & Co. executive management and the Finance Committee of the Board of Directors. Merrill Lynch also manages the growth and composition of its assets and sets limits on the level of unsecured funding at any time.
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
The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on May 5, 2006 were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable, except for Standard & Poor’s whose outlook on ML & Co. was raised to positive from stable on January 23, 2006.

Preferred
Rating Agency	Senior Debt Ratings		Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low	)	Not Rated
Fitch Ratings	AA-		A+
Moody’s Investors Service, Inc.	Aa3		A2
Rating & Investment Information, Inc. (Japan)	AA		A+
Standard & Poor’s Ratings Services	A+		A-

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At March 31, 2006, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $430 million in the event of a one-notch downgrade and approximately $975 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

Risk Management

Risk-taking is integral to many of the core businesses in which Merrill Lynch operates. In the course of conducting its business operations, Merrill Lynch is exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of Merrill Lynch’s core businesses are responsible and accountable for management of the risks associated with their business activities. In addition, there are independent control groups that manage market risk, credit risk, liquidity risk and operational risk, among other functions, which fall under the management responsibility of the Chief Financial Officer. Along with other control units these disciplines work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. For a full discussion of Merrill Lynch’s risk management framework, see the 2005 Annual Report.
Market Risk
Market risk is defined as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spread, and/or other risks. The Market Risk Framework defines and communicates Merrill Lynch’s market risk tolerance and broad overall limits across the firm by defining and constraining exposure to specific asset classes, market risk factors and Value at Risk (“VaR”). VaR is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.
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
The table that follows presents Merrill Lynch’s average and ending VaR for trading instruments for the first quarter of 2006 and the full-year 2005. Additionally, high and low VaR for the first quarter of 2006 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

					Daily	Daily
	March 31,	Dec. 30,	High	Low	Average	Average
	2006	2005	1Q06	1Q06	1Q06	2005

Trading Value-at-Risk(1)
Interest rate and credit spread	38	41	59	38	47	40
Equity	21	16	21	5	11	12
Commodity	5	6	8	4	6	8
Currency	4	2	5	2	4	3

	68	65			68	63
Diversification benefit	(24)	(25)			(23)	(25)

Overall(2)	44	40	56	35	45	38

(1) Based on a 95% confidence level and a one-day holding period.

(2)	Overall VaR using a 95% confidence level and a one-week holding period was $82 million at March 31, 2006 and $77 million at December 31, 2005.
At March 31, 2006, trading VaR was higher than at year-end 2005 primarily due to increased equity exposures. If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of its businesses, including certain proprietary trading activities and principal investments. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. Risk levels are monitored on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.
Non-Trading Market Risk
Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity investments. Also included are the risks related to treasury funding activities. Risks related to lending activities are covered in the Credit Risk section.
The primary market risk of non-trading investment securities, and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads which are defined as the differences in the yields on debt instruments from relevant LIBOR/ Swap rates. Non-trading investment securities include securities available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the first quarter of 2006, the total credit spread sensitivity of these instruments is a pre-tax loss of $20 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $19 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
The interest rate risk associated with the foregoing non-trading positions, together with treasury funding activities is expressed as sensitivity to changes in the general level of interest rates. Treasury funding activities include LYONs®, TOPrSsm and other long-term debt together with interest rate hedges. At the end of the first quarter of 2006, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $2 million for a parallel one basis point increase in interest rates across all yield curves, compared to $1 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
Other non-trading equity investments include direct private equity interests, private equity fund investments, hedge fund interests, and certain direct and indirect real estate investments. These investments are broadly sensitive to general price levels in the equity or commercial real estate markets as well as to specific business, financial and credit factors which influence the performance and valuation of each investment uniquely. Refer to Note 5 of the 2005 Annual Report for additional information on these investments.
Credit Risk
Commercial Lending
Commercial lending conducted by Merrill Lynch consists primarily of corporate and institutional lending, asset-based finance, commercial finance, and commercial real estate related activities. In evaluating certain potential commercial lending transactions, Merrill Lynch utilizes a risk adjusted return on capital model in addition to other methodologies.
The following table presents a distribution of commercial loans and closed commitments for March 31, 2006, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. As of March 31, 2006, Merrill Lynch’s largest commercial lending industry concentration was to financial institutions including banks, insurance companies, finance companies, investment managers and other diversified financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on Merrill Lynch’s commercial lending related activities can be found in Note 6 to the Condensed Consolidated Financial Statements. The following table depicts Merrill Lynch’s commercial lending balances by credit quality, industry and country at March 31, 2006.

(dollars in millions)

	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

Investment grade	$17,881	$3,981	$15,325	$20,394
Non-investment grade	19,152	1,004	9,586	1,274

Total	$37,033	$4,985	$24,911	$21,668

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Financial Institutions	35%	9%	43%	32%
Consumer Goods and Services	19	45	23	20
Real Estate	13	20	4	2
Energy/ Utilities	2	3	5	16
Technology/ Media/ Telecommunications	3	14	2	14
Industrial/ Manufacturing Goods and Services	3	3	4	9
All Other	25	6	19	7

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	59%	68%	81%	74%
United Kingdom	16	5	6	6
Germany	3	-	-	8
Japan	4	3	-	-
Canada	1	2	1	3
All Other	17	22	12	9

Total	100%	100%	100%	100%

Residential Mortgage Lending
Merrill Lynch originates and purchases residential mortgage loans, certain of which include features that may result in additional credit risk when compared to more traditional types of mortgages. The potential additional credit risk arising from these mortgages is addressed through adherence to underwriting guidelines. Credit risk is closely monitored in order to ensure that reserves are sufficient and valuations are appropriate. For additional information on residential mortgage lending, see the 2005 Annual Report.
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
In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $12.8 billion of collateral, of which $7.0 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at March 31, 2006.

(dollars in millions)

					Cross-
	Years to Maturity				Maturity
Credit Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$1,255	$341	$346	$1,606	$(623)	$2,925
AA	3,078	902	682	2,486	(1,689)	5,459
A	2,307	974	821	2,569	(3,490)	3,181
BBB	1,324	479	502	1,156	(677)	2,784
Other	2,452	430	270	442	(184)	3,410

Grand Total	$10,416	$3,126	$2,621	$8,259	$(6,663)	$17,759

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.
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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)

	Mar. 31,	Dec. 30,
	2006	2005

Trading assets:
Cash instruments	$19,644	$15,578
Derivatives	5,938	6,750
Trading liabilities — cash instruments	(3,659)	(3,400)
Collateral on derivative assets	(2,528)	(3,123)

Net trading asset exposure	$19,395	$15,805

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At March 31, 2006, the carrying value of such debt and equity securities totaled $681 million, of which 41% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $900 million at December 30, 2005, of which 61% related to market-making activities. Also included are distressed bank loans totaling $271 million and $290 million at March 31, 2006 and December 30, 2005, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	Mar. 31,	Dec. 30,
	2006	2005

Investment securities	$623	$554
Other investments(1):
Partnership interests	2,671	2,371
Other equity investments(2)	2,249	2,086
Other assets	78	76

(1)	Includes a total of $564 million and $556 million in investments held by employee partnerships at March 31, 2006 and December 30, 2005, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 177 and 167 enterprises at March 31, 2006 and December 30, 2005, respectively.
In addition, Merrill Lynch had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $1.2 billion at March 31, 2006 and December 30, 2005, which primarily relate to commitments to invest in partnerships.

Recent Developments

New Accounting Pronouncements
Effective for the first quarter of 2006, Merrill Lynch adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. Merrill Lynch adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
Prior to the adoption of SFAS No. 123R, Merrill Lynch had recognized expense for share-based compensation over the vesting period stipulated in the grant for all employees. This included those who had satisfied retirement eligibility criteria but were subject to a non-compete agreement that applied from the date of retirement through each applicable vesting period. Previously, Merrill Lynch had accelerated any unrecognized compensation cost for such awards if a retirement-eligible employee left Merrill Lynch. However, because SFAS No. 123R applies only to awards granted or modified in 2006, expenses for share-based awards granted prior to 2006 to employees who were retirement-eligible with respect to those awards must continue to be amortized over the stated vesting period.
In addition, beginning with performance year 2006, for which Merrill Lynch expects to grant stock awards in early 2007, Merrill Lynch will accrue the expense for future awards granted to retirement-eligible employees over the award performance year instead of recognizing the entire expense related to the award on the grant date. Compensation expense for all future stock awards granted to employees not eligible for retirement with respect to those awards will be recognized over the applicable vesting period.
SFAS No. 123R also requires expected forfeitures of share-based compensation awards for non-retirement-eligible employees to be included in determining compensation expense. Prior to the adoption of SFAS No. 123R, any benefits of employee forfeitures of such awards were recorded as a reduction of compensation expense when the employee left Merrill Lynch and forfeited the award. In the first quarter of 2006, Merrill Lynch recorded a benefit based on expected forfeitures which was not material to the results of operations for the quarter.
The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million pre-tax and $370 million after-tax.
The adoption of SFAS No. 123R, combined with other business and competitive considerations, prompted Merrill Lynch to undertake a comprehensive review of the company’s stock-based incentive compensation awards, including vesting schedules and retirement eligibility requirements, examining their impact to both Merrill Lynch and its employees. Upon the completion of this review, the Management Development and Compensation Committee of Merrill Lynch’s Board of Directors determined that to fulfill the objective of retaining high quality personnel, future stock grants should contain more stringent retirement provisions. These provisions include a combination of increased age and length of service requirements. While the stock awards of employees who retire continue to vest, retired employees are subject to continued compliance with the strict non-compete provisions of those awards. To facilitate transition to the more stringent future requirements, the terms of most outstanding stock awards previously granted to employees, including certain executive officers, were modified, effective March 31, 2006, to permit employees to be immediately eligible for retirement with respect to those earlier awards. While Merrill Lynch modified the retirement-related provisions of the previous stock awards, the vesting and non-compete provisions for those awards remain in force.
Since the provisions of SFAS No. 123R apply to awards modified in 2006, these modifications required Merrill Lynch to record additional one-time compensation expense in the first quarter of 2006 for the remaining unamortized amount of all awards to employees who had not previously been retirement-eligible under the original provisions of those awards.
The one-time, non-cash charge associated with the adoption of SFAS No. 123R, and the policy modifications to previous awards resulted in a net charge to compensation expense in the first quarter of 2006 of approximately $1.8 billion pre-tax, and $1.2 billion after-tax, or a net impact of $1.34 and $1.21 on basic and diluted earnings per share, respectively. Policy modifications to previously granted awards amounted to $1.2 billion of the pre-tax charge and impacted approximately 6,300 employees.
Prior to the adoption of SFAS No. 123R, Merrill Lynch presented the cash flows related to income tax deductions in excess of the compensation expense recognized on share-based compensation as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. The excess tax benefits of $283 million related to total share-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if Merrill Lynch had not adopted SFAS No. 123R.
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) have been reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets, has been reclassified to Paid-in Capital. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.
In April 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The new guidance clarifies how companies must evaluate whether a contract or arrangement creates or absorbs variability based on an analysis of the entity’s design. The “by-design” approach may impact a company’s determination of whether or not an entity qualifies as a variable interest entity and which party, if any, is the primary beneficiary. The FSP is effective beginning in the third quarter of 2006 for all new entities with which a company becomes involved, and to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs . Retrospective application to the date of initial application of the FSP is permitted, but not required. Merrill Lynch does not expect the adoption of the FSP to have a material impact on the Condensed Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective beginning in the third quarter of 2005 for all new limited partnership agreements and any limited partnership agreements that were modified. For those partnership agreements that existed at the date EITF 04-5 was issued, the guidance became effective in the first quarter of 2006. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Statistical Data

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.
	2005	2005	2005	2005	2006

Client Assets (dollars in billions)
Private Client:
U.S.	$1,223	$1,234	$1,271	$1,341	$1,381
Non-U.S.	116	115	113	117	121

Total Private Client Assets	1,339	1,349	1,384	1,458	1,502
MLIM direct sales(1)	233	236	272	291	316

Total Client Assets	$1,572	$1,585	$1,656	$1,749	$1,818

Assets Under Management(2)	$479	$478	$524	$544	$581
Retail	218	218	231	245	272
Institutional	217	215	246	250	259
Retail Separate Accounts	44	45	47	49	50
U.S.	312	311	322	333	347
Non-U.S.	167	167	202	211	234
Equity	245	249	285	299	330
Retail Money Market	49	46	45	45	48
Institutional Liquidity Funds	70	68	74	77	78
Fixed Income	115	115	120	123	125

Net New Money
All Private Client Accounts(3)	$17	$9	$15	$22	$17
Annuitized-Revenue Products(3)(4)	$13	$8	$11	$13	$12
Assets Under Management	$(16)	$(2)	$12	$11	$15

Full-Time Employees:(5)
U.S.	40,300	40,900	41,900	43,200	43,400
Non-U.S.	10,600	10,900	11,200	11,400	12,100

Total	50,900	51,800	53,100	54,600	55,500

Private Client Financial Advisors	14,180	14,420	14,690	15,160	15,350

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$637,230	$626,140	$670,593	$681,015	$732,240
Total stockholders’ equity	$32,876	$33,041	$33,630	$35,600	$37,825
Book value per common share	$32.91	$33.63	$34.66	$35.82	$37.19
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	907,814	897,524	881,409	890,744	883,737
Diluted	993,273	978,504	968,493	977,736	981,085
Common shares outstanding	948,698	930,867	921,699	919,201	933,443

Note:	Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	Reflects funds managed by MLIM not sold through Private Client channels.
(2)	Includes $5 billion of accounts managed by GPC.
(3)	GPC net new money excludes flows associated with the Institutional Advisory Division which serves certain small- and middle-market companies, as well as net outflows in the recently acquired Amvescap retirement business and the Advest acquisition prior to its system conversion in early March.
(4)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products.
(5)	Excludes 100 full-time employees on salary continuation severance at the end of 1Q05, 2Q05, 3Q05, and 200 at the end of 4Q05 and 1Q06.

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
In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005:
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: On March 6, 2006, defendants filed a petition for certiorari with the United States Supreme Court seeking review of the Second Circuit’s September 28, 2005, decision reversing the dismissal of this action. The Supreme Court has not yet issued a ruling either granting or denying the petition for certiorari.
IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: On April 18, 2006, the district court issued a decision denying class certification in the issuer class action. With regard to the investor action, which the court previously held could only proceed with respect to claims for non-monetary relief, the court asked the plaintiffs to set forth the reasons why they would wish to proceed as a class action without any prospect of recovering any damages.
Global Crossing Litigation
In re Global Crossing Ltd. Securities Litigation: In March 2006, this matter was settled for an amount that did not have a material effect on ML & Co.’s financial condition or results of operations. The settlement is subject to appropriate documentation and court approval.
Short Sales
Electronic Trading Group, LLC v. Banc of America Securities LLC, et al: On April 12, 2006, a purported class action was filed against eleven financial services firms, including Merrill Lynch, in the United States District Court for the Southern District of New York. The case alleges that the defendants violated federal antitrust laws by charging unearned fees on short sales by their clients even when they failed to borrow and/or deliver stock in support of those short sales. Merrill Lynch intends to vigorously defend itself against these charges.
SwissAir
Merrill Lynch Capital Markets Bank AG (“MLCMB AG”) is one of several defendants sued in Zurich, Switzerland by the Liquidator of SAirGroup (“SwissAir”). The Liquidator claims that SwissAir lacked authority to enter into certain transactions with MLCMB AG in 1999 and 2000 pursuant to which SwissAir received an economic interest in additional SwissAir shares, and that MLCMB AG should pay the Liquidator losses on those shares. On March 1, 2006, the commercial court of Zurich declined to dismiss the case on procedural grounds, but did not rule on the substance of any of the claims. MLCMB AG is vigorously defending itself against these claims. The first hearing that considers the merits of the claims is likely to take place in late 2006 or early 2007.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Merrill Lynch. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended March 31, 2006.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Dec. 31, 2005 – Feb. 3, 2006)
Capital Management Program	4,050,000	$70.68	4,050,000	$1,045
Employee Transactions(2)	642,173	73.25	N/A	N/A
Month #2 (Feb. 4, 2006 – Mar. 3, 2006)
Capital Management Program	6,750,000	$77.16	6,750,000	$524
Employee Transactions(2)	296,213	75.89	N/A	N/A
Month #3 (Mar. 4, 2006 – Mar. 31, 2006)
Capital Management Program	15,000,000	$77.87	15,000,000	$5,356
Employee Transactions(2)	191,393	78.15	N/A	N/A

First Quarter 2006 (Dec. 31, 2005 – Mar. 31, 2006)
Capital Management Program	25,800,000	$76.55	25,800,000	$5,356
Employee Transactions(2)	1,129,779	74.77	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2005 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 28, 2006, ML & Co. held its Annual Meeting of Shareholders, at which approximately 91.3% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of three directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm for the fiscal year 2006; (iii) a shareholder proposal requesting cumulative voting in the election of directors; (iv) a shareholder proposal requesting that the Board submit director compensation to shareholders for annual approval; and (v) a shareholder proposal requesting that the Board submit the Management Development and Compensation Committee Report on Executive Compensation to shareholders for annual approval. Proxies for the

Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.
The shareholders elected the three nominees to the Board of Directors as set forth in ML & Co.’s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for and withheld from the election of directors were as follows: Alberto Cribiore received 844,319,747 votes in favor and 19,280,186 votes withheld; Aulana L. Peters received 836,215,934 votes in favor and 27,383,999 votes withheld; and Charles O. Rossotti received 844,351,116 votes in favor and 19,248,817 votes withheld. There were no broker non-votes for the election of the three directors.
The shareholders ratified the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 840,473,211 votes in favor, 16,648,037 votes against and 6,478,685 shares abstained. There were no broker non-votes for this proposal.
The shareholders did not approve the shareholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 277,099,555 votes in favor, 359,474,363 votes against and 48,078,354 shares abstained. 178,947,661 shares represented broker non-votes and had no effect on the vote on the proposal.
The shareholders did not approve the shareholder proposal recommending that the Board of Directors submit director compensation to shareholders for annual approval. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 60,762,679 votes in favor, 610,233,208 votes against and 13,656,385 shares abstained. 178,947,661 shares represented broker non-votes and had no effect on the vote on the proposal.
The shareholders did not approve the shareholder proposal recommending that the Board of Directors submit the Management Development and Compensation Committee Report on Executive Compensation to shareholders for annual approval. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 236,322,054 votes in favor, 428,150,323 votes against and 20,179,895 shares abstained. 178,947,661 shares represented broker non-votes and had no effect on the vote on the proposal.

Item 6.	Exhibits

2	Transaction Agreement and Plan of Merger, dated February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock Inc., New Boise, Inc. and Boise Merger Sub, Inc.

4	Instruments defining the rights of security holders, including indentures:

ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments that have not been filed which define the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis. Such instruments have not been filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
10.1	Form of grant document under the ML & Co. Long-Term Incentive Compensation Plan reflecting participation in Managing Partner Incentive Program.

10.2	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan.

10.3	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees.

10.4	ML & Co. Deferred Stock Unit Plan for Non-Employee Directors.

10.5	Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).

10.6	Written description of ML & Co.’s compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 47 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).

11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).

12	Statement re: computation of ratios.

15	Letter re: unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of “Non-GAAP” Measures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
(Registrant)

By:	/s/ Jeffrey N. Edwards

Jeffrey N. Edwards
Senior Vice President and
Chief Financial Officer

By:	/s/ Laurence A. Tosi

Laurence A. Tosi
Vice President and Finance Director
Principal Accounting Officer
Date: May 5, 2006

INDEX TO EXHIBITS
Exhibit

2	Transaction Agreement and Plan of Merger, dated February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock Inc., New Boise, Inc. and Boise Merger Sub, Inc.

10.1	Form of grant document under the ML & Co.’s Long-Term Incentive Compensation Plan reflecting participation in Managing Partner Incentive Program.

10.2	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan.

10.3	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees.

10.4	ML & Co. Deferred Stock Unit Plan for Non-Employee Directors.

10.5	Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).

10.6	Written description of ML & Co. compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 47 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).

12	Statement re: computation of ratios.

15	Letter re: unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of “Non-GAAP” Measures.