Form 10-Q
period 2006-06-30
MERRILL LYNCH & CO INC
filed 2006-08-04
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
883,809,515 shares of Common Stock and 2,663,196 Exchangeable Shares as of the close of business on July 28, 2006. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended

	June 30,	July 1,	Percent
	2006	2005	Inc. (Dec.)
(in millions, except per share amounts)
Net Revenues
Asset management and portfolio service fees	$1,773	$1,431	23.9%
Commissions	1,586	1,247	27.2
Principal transactions	1,182	1,006	17.5
Investment banking	1,162	920	26.3
Revenues from consolidated investments	186	84	121.4
Other	1,110	664	67.2

Subtotal	6,999	5,352	30.8

Interest and dividend revenues	9,690	5,974	62.2
Less interest expense	8,531	5,007	70.4

Net interest profit	1,159	967	19.9

Total Net Revenues	8,158	6,319	29.1

Non-Interest Expenses
Compensation and benefits	3,980	3,148	26.4
Communications and technology	429	395	8.6
Brokerage, clearing, and exchange fees	253	216	17.1
Occupancy and related depreciation	249	227	9.7
Professional fees	196	183	7.1
Advertising and market development	191	160	19.4
Expenses of consolidated investments	145	35	314.3
Office supplies and postage	57	51	11.8
Other	309	309	-

Total Non-Interest Expenses	5,809	4,724	23.0

Earnings Before Income Taxes	2,349	1,595	47.3
Income tax expense	716	460	55.7

Net Earnings	$1,633	$1,135	43.9
Preferred Stock Dividends	45	17	164.7

Net Earnings Applicable to Common Stockholders	$1,588	$1,118	42.0

Earnings Per Common Share
Basic	$1.79	$1.25

Diluted	$1.63	$1.14

Dividend Paid Per Common Share	$0.25	$0.20

Average Shares Used in Computing Earnings Per Common Share
Basic	885.4	897.5

Diluted	973.3	978.5

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Six Months Ended

	June 30,	July 1,	Percent
	2006	2005	Inc. (Dec.)
(in millions, except per share amounts)
Net Revenues
Asset management and portfolio service fees	$3,452	$2,866	20.4%
Commissions	3,188	2,588	23.2
Principal transactions	3,175	1,951	62.7
Investment banking	2,127	1,733	22.7
Revenues from consolidated investments	290	211	37.4
Other	1,664	1,034	60.9

Subtotal	13,896	10,383	33.8

Interest and dividend revenues	18,354	11,505	59.5
Less interest expense	16,130	9,337	72.8

Net interest profit	2,224	2,168	2.6

Total Net Revenues	16,120	12,551	28.4

Non-Interest Expenses
Compensation and benefits	9,730	6,244	55.8
Communications and technology	882	791	11.5
Brokerage, clearing, and exchange fees	501	435	15.2
Occupancy and related depreciation	490	460	6.5
Professional fees	396	361	9.7
Advertising and market development	335	286	17.1
Expenses of consolidated investments	192	120	60.0
Office supplies and postage	114	103	10.7
Other	538	487	10.5

Total Non-Interest Expenses	13,178	9,287	41.9

Earnings Before Income Taxes	2,942	3,264	(9.9)
Income tax expense	834	917	(9.1)

Net Earnings	$2,108	$2,347	(10.2)
Preferred Stock Dividends	88	24	266.7

Net Earnings Applicable to Common Stockholders	$2,020	$2,323	(13.0)

Earnings Per Common Share
Basic	$2.28	$2.57

Diluted	$2.07	$2.36

Dividend Paid Per Common Share	$0.50	$0.36

Average Shares Used in Computing Earnings Per Common Share
Basic	884.6	902.7

Diluted	977.2	985.9

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	Dec. 30,
(dollars in millions)	2006	2005

ASSETS
Cash and cash equivalents	$22,450	$14,586
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	18,307	11,949
Securities financing transactions
Receivables under resale agreements	210,268	163,021
Receivables under securities borrowed transactions	111,580	92,484

	321,848	255,505

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $50,594 in 2006 and $38,678 in 2005)
Equities and convertible debentures	35,395	32,933
Mortgages, mortgage-backed, and asset-backed	31,601	29,233
Corporate debt and preferred stock	30,883	27,436
Contractual agreements	30,818	26,216
Non-U.S. governments and agencies	17,782	15,157
U.S. Government and agencies	11,747	8,936
Municipals and money markets	6,083	5,694
Commodities and related contracts	2,621	3,105

	166,930	148,710

Investment securities	66,647	69,273
Securities received as collateral	20,721	16,808
Other receivables
Customers (net of allowance for doubtful accounts of $47 in 2006 and $46 in 2005)	44,890	40,451
Brokers and dealers	13,844	12,127
Interest and other	23,279	15,619

	82,013	68,197

Loans, notes, and mortgages (net of allowances for loan losses of $463 in 2006 and $406 in 2005)	70,442	66,041
Separate accounts assets	15,876	16,185
Equipment and facilities (net of accumulated depreciation and amortization of $5,137 in 2006 and $4,865 in 2005)	2,546	2,313
Goodwill and other intangible assets	6,936	6,035
Other assets	4,472	5,413

Total Assets	$799,188	$681,015

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	Dec. 30,
(dollars in millions, except per share amount)	2006	2005

LIABILITIES
Securities financing transactions
Payables under repurchase agreements	$254,014	$198,152
Payables under securities loaned transactions	23,299	19,335

	277,313	217,487

Commercial paper and other short-term borrowings	13,402	3,902
Deposits	79,442	80,016
Trading liabilities, at fair value
Contractual agreements	33,183	28,755
Equities and convertible debentures	24,692	19,119
Non-U.S. governments and agencies	20,707	19,217
U.S. Government and agencies	11,296	12,478
Corporate debt and preferred stock	6,736	6,203
Commodities and related contracts	1,725	2,029
Municipals, money markets and other	1,398	1,132

	99,737	88,933

Obligation to return securities received as collateral	20,721	16,808
Other payables
Customers	47,079	35,619
Brokers and dealers	26,110	19,528
Interest and other	37,033	28,501

	110,222	83,648

Liabilities of insurance subsidiaries	2,852	2,935
Separate accounts liabilities	15,876	16,185
Long-term borrowings	139,990	132,409
Long-term debt issued to TOPrSSM partnerships	3,092	3,092

Total Liabilities	762,647	645,415

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued: 2006 - 105,000 shares; 2005 - 93,000 shares)	3,147	2,773
Less: Treasury stock, at cost (2005 - 3,315 shares)	—	100

Total Preferred Stockholders’ Equity	3,147	2,673
Common Stockholders’ Equity
Shares exchangeable into common stock	39	41
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2006 - 1,192,313,740 shares; 2005 - 1,148,714,008 shares)	1,589	1,531
Paid-in capital	17,270	13,320
Accumulated other comprehensive loss (net of tax)	(1,062)	(844)
Retained earnings	28,383	26,824

	46,219	40,872
Less: Treasury stock, at cost (2006 - 297,531,184 shares; 2005 - 233,112,271 shares)	12,825	7,945

Total Common Stockholders’ Equity	33,394	32,927

Total Stockholders’ Equity	36,541	35,600

Total Liabilities and Stockholders’ Equity	$799,188	$681,015

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Six Months Ended

	June 30,	July 1,
	2006	2005
(dollars in millions)
Cash flows from operating activities:
Net earnings	$2,108	$2,347
Noncash items included in earnings:
Depreciation and amortization	243	242
Stock-based compensation plan expense	2,462	517
Deferred taxes	(586)	256
Policyholder reserves	62	65
Undistributed earnings from equity investments	(189)	(168)
Other	631	465
Changes in operating assets and liabilities:
Trading assets	(18,321)	6,877
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(5,303)	3,108
Receivables under resale agreements	(47,247)	(14,769)
Receivables under securities borrowed transactions	(19,096)	14,526
Customer receivables	(4,430)	(1,522)
Brokers and dealers receivables	(1,718)	190
Proceeds from loans, notes, and mortgages held for sale	10,152	8,982
Other changes in loans, notes, and mortgages held for sale	(15,212)	(9,510)
Trading liabilities	6,078	(3,332)
Payables under repurchase agreements	55,862	(10,697)
Payables under securities loaned transactions	3,964	(1,478)
Customer payables	11,460	4,996
Brokers and dealers payables	6,582	(715)
Other, net	465	(4,081)

Cash used for operating activities	(12,033)	(3,701)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	7,969	13,816
Sales of available-for-sale securities	9,721	19,632
Purchases of available-for-sale securities	(14,500)	(32,984)
Maturities of held-to-maturity securities	2	13
Loans, notes, and mortgages held for investment, net	650	(6,013)
Other investments and other assets	(904)	105
Equipment and facilities, net	(476)	(94)

Cash provided by (used for) investing activities	2,462	(5,525)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	9,500	2,859
Issuance and resale of long-term borrowings	29,409	16,430
Settlement and repurchases of long-term borrowings	(22,521)	(14,925)
Deposits	(574)	(277)
Derivative and other financing transactions	4,959	2,968
Issuance of common stock	945	426
Issuance of preferred stock	360	1,110
Common stock repurchases	(5,008)	(2,131)
Other stock transactions	572	91
Dividends paid on common and preferred stock	(549)	(364)
Excess tax benefits related to stock-based compensation	342	-

Cash provided by financing activities	17,435	6,187

Increase (decrease) in cash and cash equivalents	7,864	(3,039)
Cash and cash equivalents, beginning of period	14,586	20,790

Cash and cash equivalents, end of period	$22,450	$17,751

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$1,569	$655
Interest	15,564	8,803

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

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
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the 2005 Annual Report. The December 30, 2005 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2005 Consolidated Financial Statements. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. During the second quarter of 2006, Merrill Lynch reclassified cash flows from loans held for sale to operating activities, whereas in prior periods, these loans were classified as investing activities. Merrill Lynch believes that classifying cash flows from loans held for sale as operating activities correctly presents the cash flows associated with these loans as they have been acquired primarily for resale. All prior period amounts have been reclassified to conform to the current period presentation.
Merrill Lynch offers a broad array of products and services to its diverse client base of individuals, small to mid-size businesses, employee benefit plans, corporations, financial institutions, and governments around the world. These products and services are offered from a number of locations around the world. In some cases, the same or similar products and services may be offered to both individual and institutional clients, utilizing the same infrastructure. In other cases, a single infrastructure may be used to support multiple products and services offered to clients. When Merrill Lynch analyzes its profitability, it does not focus on the profitability of a single product or service. Instead, Merrill Lynch looks at the profitability of businesses offering an array of products and services to various types of clients. The profitability of the products and services offered to individuals, small to mid-size businesses, and employee benefit plans is analyzed separately from the profitability of products and services offered to corporations, financial institutions, and governments, regardless of whether there is commonality in products and services infrastructure. As such, we do not separately disclose the costs associated with the products and services sold or our general and administrative costs, in total or by product.
When pricing its various products and services, Merrill Lynch considers multiple factors, including prices being offered in the market for similar products and services, the competitiveness of its pricing compared to competitors, the profitability of its businesses and its overall profitability, as well as the profitability, creditworthiness, and importance of the overall client relationships.
Expenses which are incurred to support products and services and infrastructures shared by businesses are allocated to the businesses based on various methodologies which may include headcount, square footage, and certain other criteria. Similarly, certain revenues may be shared based upon agreed methodologies. When looking at the profitability of various businesses, Merrill Lynch considers all expenses incurred, including overhead and the costs of shared services, as all are considered integral to the operation of the businesses.
New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for Merrill Lynch beginning in the first quarter of 2007. Merrill Lynch is currently evaluating the impact of adopting the Interpretation.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“ the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and should consider what risks the variable interest entity was designed to create. The FSP is effective beginning in the third quarter of 2006 for all new entities with which Merrill Lynch becomes involved, and to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of the Interpretation. Merrill Lynch does not expect the adoption of the FSP to have a material impact on the Condensed Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155.
During the first quarter of 2006, Merrill Lynch adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. Merrill Lynch adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
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
The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis.
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
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) were reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets, has been reclassified to Paid-in Capital. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.
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

66

Note 2.	Segment Information

Merrill Lynch’s operations are organized into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). Prior period amounts have been reclassified to conform to the current period presentation. For information on each segment’s business activities, refer to Note 3 to the 2005 Annual Report.
The six month comparisons in the results by business segment table below include the impact of the $1.8 billion, pre-tax, one-time compensation expenses incurred in the first quarter of 2006. These one-time compensation expenses were recorded as follows: $1.4 billion to GMI, $281 million to GPC and $109 million to MLIM; refer to Note 1 to the Condensed Consolidated Financial Statements for further information on one-time compensation expenses.
Results by business segment are as follows:

(dollars in millions)

				Corporate Items
				(including
				intersegment
	GMI	GPC	MLIM	eliminations)		Total

Three Months Ended June 30, 2006
Non-interest revenues	$3,920	$2,500	$618	$(39	)(1)	$6,999
Net interest profit(2)	660	545	12	(58	)(3)	1,159

Net revenues	4,580	3,045	630	(97)		8,158
Non-interest expenses	3,087	2,344	390	(12	)(1)	5,809

Pre-tax earnings (loss)	$1,493	$701	$240	$(85)		$2,349

Quarter-end total assets	$705,854	$77,139	$8,711	$7,484		$799,188

Three Months Ended July 1, 2005
Non-interest revenues	$2,759	$2,190	$403	$—	(1)	$5,352
Net interest profit(2)	680	378	2	(93	)(3)	967

Net revenues	3,439	2,568	405	(93)		6,319
Non-interest expenses	2,341	2,111	284	(12	)(1)	4,724

Pre-tax earnings (loss)	$1,098	$457	$121	$(81)		$1,595

Quarter-end total assets	$540,230	$70,250	$9,366	$6,294		$626,140

Six Months Ended June 30, 2006
Non-interest revenues	$7,780	$4,919	$1,174	$23	(1)	$13,896
Net interest profit(2)	1,353	1,065	26	(220	)(3)	2,224

Net revenues	9,133	5,984	1,200	(197)		16,120
Non-interest expenses	7,428	4,918	847	(15	)(1)	13,178

Pre-tax earnings (loss)	$1,705	$1,066	$353	$(182)		$2,942

Six Months Ended July 1, 2005
Non-interest revenues	$5,141	$4,422	$821	$(1	)(1)	$10,383
Net interest profit(2)	1,615	749	(3)	(193	)(3)	2,168

Net revenues	6,756	5,171	818	(194)		12,551
Non-interest expenses	4,534	4,204	570	(21	)(1)	9,287

Pre-tax earnings (loss)	$2,222	$967	$248	$(173)		$3,264

(1)	Primarily represents the elimination of intersegment revenues and expenses.

(2)	Management views interest income net of interest expense in evaluating results.
(3)	Represents acquisition financing costs and other corporate interest, including the impact of Trust Originated Preferred Securities (“TOPrSSM”).

Note 3.	Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2006 and December 30, 2005, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $575 billion and $538 billion, respectively, and the fair value of the portion that has been sold or repledged was $461 billion and $402 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At June 30, 2006 and December 30, 2005, the fair value of collateral used for this purpose was $19.3 billion, and $15.5 billion, respectively.
Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2006 and December 30, 2005 are as follows:

(dollars in millions)

	June 30, 2006	Dec. 30, 2005

Trading asset category
Mortgages, mortgage-backed, and asset-backed	$14,520	$14,457
Corporate debt and preferred stock	12,179	10,394
U.S. Government and agencies	8,145	6,711
Non-U.S. governments and agencies	3,474	3,353
Equities and convertible debentures	3,262	4,019
Municipals and money markets	1,044	100

Total	$42,624	$39,034

Note 4.	Investment Securities

Investment securities at June 30, 2006 and December 30, 2005 are presented below:

(dollars in millions)

	June 30, 2006	Dec. 30, 2005

Investment securities
Available-for-sale(1)	$50,799	$54,471
Trading	6,855	5,666
Held-to-maturity	280	271
Non-qualifying(2)
Equity investments	10,537	9,795
Investments of insurance subsidiaries(3)	1,142	1,174
Deferred compensation hedges(4)	1,600	1,457
Investments in TOPrSSM partnerships and other investments	788	738

Total	$72,001	$73,572

(1)	At June 30, 2006 and December 30, 2005, includes $5.4 billion and $4.3 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Primarily represents insurance policy loans.
(4)	Represents investments which economically hedge deferred compensation liabilities.

Note 5.	Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

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
Merrill Lynch securitized assets of approximately $63.9 billion and $45.9 billion for the six months ended June 30, 2006 and July 1, 2005, respectively. For the six months ended June 30, 2006 and July 1, 2005, Merrill Lynch received $64.3 billion and $46.3 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $259.9 million and $263.7 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.

For the first six months of 2006 and 2005, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Six Months Ended

	June 30, 2006	July 1, 2005

Asset category
Residential mortgage loans	$43,767	$30,810
Municipal bonds	9,770	8,637
Corporate and government bonds	1,698	1,374
Commercial loans and other	9,106	5,517

	$64,341	$46,338

Retained interests in securitized assets were approximately $5.2 billion and $4.0 billion at June 30, 2006 and December 30, 2005, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch has committed to purchase and expects to sell to investors in the normal course of its underwriting activity.
The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 30, 2006 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds		Other

Retained interest amount	$4,445	$669		$70
Weighted average credit losses (rate per annum)	0.8%	0.0%		0.6%
Range	0.0 – 9.4%	0.0%		0.0 – 8.0%
Impact on fair value of 10% adverse change	$(68)	$–		$(2)
Impact on fair value of 20% adverse change	$(114)	$–		$(3)
Weighted average discount rate	8.1%	4.3%		10.3%
Range	0.0 – 63.0%	0.5 – 10.0%		0.0 – 23.2%
Impact on fair value of 10% adverse change	$(137)	$(52)		$(7)
Impact on fair value of 20% adverse change	$(262)	$(88)		$(14)
Weighted average life (in years)	3.6	1.5		4.5
Range	0.0 – 27.1	0.4 – 3.0		1.5 – 16.6
Weighted average prepayment speed (CPR)	16.5%	11.0%	(1)	15.0%
Range	0.0 – 70.0%	2.0 – 23.9%	(1)	15.0 – 44.0%
Impact on fair value of 10% adverse change	$(82)	$–		$(1)
Impact on fair value of 20% adverse change	$(133)	$–		$(2)

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.
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
The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of June 30, 2006 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Credit losses (rate per annum)	0.8%	0.0%	0.3%
Weighted average discount rate	8.1%	3.9%	10.4%
Weighted average life (in years)	3.6	3.5	3.0
Prepayment speed assumption (CPR)	15.6%	9.0%	9.1%

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
The maximum commitment under these liquidity and default guarantees totaled $30.9 billion and $29.9 billion at June 30, 2006 and December 30, 2005, respectively. The fair value of the guarantees approximated $34 million and $14 million at June 30, 2006 and December 30, 2005, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $6.6 billion and $6.9 billion at June 30, 2006 and December 30, 2005, respectively, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 12 of the 2005 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of June 30, 2006 and December 30, 2005:

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds	Other

June 30, 2006
Principal Amount Outstanding	$104,845	$15,486	$10,005
Delinquencies	502	-	11

December 30, 2005
Principal Amount Outstanding	$82,468	$19,745	$10,416
Delinquencies	688	-	-

Net credit losses associated with securitized financial assets for the six months ended June 30, 2006 and July 1, 2005 approximated $45 million and $3 million, respectively.
Variable Interest Entities
In January 2003, the FASB issued FIN 46, which provided additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
QSPEs are a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 10 to the Condensed Consolidated Financial Statements.

The following tables summarize Merrill Lynch’s involvement with VIEs as of June 30, 2006 and December 30, 2005, respectively. The table below does not include information on QSPEs.
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

(dollars in millions)

				Significant
				Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure	Size(4)	Exposure

June 30, 2006
Loan and Real Estate VIEs	$5,369	$5,121	$-	$186	$186	$-	$-
Tax Planning VIEs(1)(2)	30,871	9,407	6,125	657	27	-	-
Guaranteed and Other Funds	2,022	1,530	535	2,984	2,973	-	-
Credit Linked Note and Other VIEs(3)	155	55	-	-	-	9,909	695

December 30, 2005
Loan and Real Estate VIEs	$5,144	$5,140	$-	$116	$63	$-	$-
Tax Planning VIEs(1)(2)	29,617	8,365	5,823	5,416	2,297	-	-
Guaranteed and Other Funds	1,802	1,349	464	2,981	2,973	-	-
Credit Linked Note and Other VIEs(3)	130	30	-	-	-	8,835	780

(1)	Recourse to Merrill Lynch associated with Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made by Merrill Lynch to the investors in the VIEs.
(2)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made by Merrill Lynch to investors in the VIEs.
(3)	The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position as of June 30, 2006 and December 30, 2005, respectively.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FASB Interpretation No. 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6.	Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, Notes, Mortgages and related commitments to extend credit at June 30, 2006 and December 30, 2005, are presented below. This disclosure includes commitments to extend credit that may result in loans held for investment and loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	June 30,	Dec. 30,	June 30,	Dec. 30,
	2006	2005	2006(2)(3)	2005(3)

Consumer and small- and middle-market business:
Mortgages	$17,073	$18,172	$7,539	$6,376
Small- and middle-market business	3,851	4,994	2,406	3,062
Other	2,936	2,558	77	75
Commercial:
Secured	41,067	36,571	44,190	34,583
Unsecured investment grade	4,481	3,283	21,680	22,061
Unsecured non-investment grade	1,497	869	1,571	980

	70,905	66,447	77,463	67,137
Allowance for loan losses	(463)	(406)	-	-
Reserve for lending-related commitments	-	-	(310)	(281)

Total, net	$70,442	$66,041	$77,153	$66,856

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at June 30, 2006, Merrill Lynch entered into agreements to purchase $222 million of loans that, upon settlement date, are likely to be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $96 million at December 30, 2005. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Six Months Ended

	June 30,	July 1,
	2006	2005

Allowance for loan losses at beginning of period	$406	$283
Provision for loan losses	74	84
Charge-offs	(26)	(45)
Recoveries	7	6

Net charge-offs	(19)	(39)
Other	2	-

Allowance for loan losses at end of period	$463	$328

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 297,000 individual loans at June 30, 2006, and included residential mortgages, home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at June 30, 2006 consisted of approximately 12,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, and other loans to businesses. The principal balance of nonaccrual loans was $217 million at June 30, 2006 and $256 million at December 30, 2005. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases, Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $9.2 billion and $7.9 billion at June 30, 2006 and December 30, 2005, respectively. For information on credit risk management see Note 6 of the 2005 Annual Report.
The above amounts include $17.3 billion and $12.3 billion of loans held for sale at June 30, 2006 and December 30, 2005, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At June 30, 2006, such loans consisted of $5.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $12.3 billion of commercial loans, approximately 23% of which are to investment grade counterparties. At December 30, 2005, such loans consisted of $3.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $8.9 billion of commercial loans, approximately 22% of which are to investment grade counterparties.
For further information on loans, notes and mortgages, see Notes 1 and 8 of the 2005 Annual Report.

Note 7.	Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.
On May 16, 2006, ML & Co. issued $2.0 billion of subordinated debt. ML & Co. pays interest on this subordinated debt at an annual rate of 6.05%. The subordinated debt matures on May 16, 2016 and is junior in right of payment to all of ML & Co.’s senior indebtedness.
Total borrowings at June 30, 2006 and December 30, 2005, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)

	June 30,	Dec. 30,
	2006	2005

Senior debt issued by ML & Co.	$121,625	$111,533
Senior debt issued by subsidiaries — guaranteed by ML & Co.	16,907	13,036
Subordinated debt issued by ML & Co.	1,970	-
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	1,676	1,391
Other subsidiary financing — non-recourse	11,214	10,351

Total	$156,484	$139,403

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
Borrowings and Deposits at June 30, 2006 and December 30, 2005, are presented below:

(dollars in millions)

	June 30,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings
Commercial paper	$12,827	$3,420
Other	575	482

Total	$13,402	$3,902

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$47,263	$54,104
Variable-rate obligations(3)(4)	93,579	79,071
Zero-coupon contingent convertible debt (LYONs®)	2,240	2,326

Total	$143,082	$135,501

Deposits
U.S.	$59,819	$61,784
Non U.S.	19,623	18,232

Total	$79,442	$80,016

(1)	Includes long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.
Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSSM partnerships at June 30, 2006, mature as follows:

(dollars in millions)

Less than 1 year	$24,628	17%
1 – 2 years	28,174	20
2+ – 3 years	17,169	12
3+ – 4 years	21,041	15
4+ – 5 years	14,783	10
Greater than 5 years	37,287	26

Total	$143,082	100%

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

Except for the $2.2 billion of LYONs® that were outstanding at June 30, 2006, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.
The fair values of long-term borrowings and related hedges approximated the carrying amounts at June 30, 2006 and December 30, 2005.
The effective weighted-average interest rates for borrowings, at June 30, 2006 and December 30, 2005 were:

	June 30,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings	4.62%	3.46%
Long-term borrowings, contractual rate	4.01	3.70
Long-term debt issued to TOPrSsm partnerships	7.31	7.31

See Note 9 of the 2005 Annual Report for additional information on Borrowings.
Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $3.3 billion and $1.1 billion at June 30, 2006 and December 30, 2005, respectively.

Note 8.	Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)

	Three Months		Six Months
	Ended		Ended

	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net Earnings	$1,633	$1,135	$2,108	$2,347

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(42)	(146)	(44)	(205)
Net unrealized gain (loss) on investment securities available- for-sale	(107)	61	(175)	19
Deferred gain (loss) on cash flow hedges	1	2	-	(20)
Minimum pension liability	1	(1)	1	(1)

Total other comprehensive loss, net of tax	(147)	(84)	(218)	(207)

Comprehensive income	$1,486	$1,051	$1,890	$2,140

Note 9.	Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net earnings	$1,633	$1,135	$2,108	$2,347
Preferred stock dividends	(45)	(17)	(88)	(24)

Net earnings applicable to common shareholders — for basic EPS	$1,588	$1,118	$2,020	$2,323
Interest expense on LYONs®(1)	-	-	1	1

Net earnings applicable to common shareholders — for diluted EPS	$1,588	$1,118	$2,021	$2,324

(shares in thousands)
Weighted-average basic shares outstanding(2)	885,373	897,524	884,555	902,669

Effect of dilutive instruments
Employee stock options(3)	40,088	38,363	42,577	41,306
FACAAP shares(3)	21,460	21,438	21,262	21,363
Restricted shares and units(3)	25,979	18,617	27,708	17,691
Convertible LYONs®(1)	415	2,551	1,090	2,854
ESPP shares(3)	9	11	13	6

Dilutive potential common shares	87,951	80,980	92,650	83,220

Diluted Shares(4)	973,324	978,504	977,205	985,889

Basic EPS	$1.79	$1.25	$2.28	$2.57
Diluted EPS	1.63	1.14	2.07	2.36

(1)	See Note 9 of the 2005 Annual Report for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 of the 2005 Annual Report for a description of these instruments.
(4)	Excludes 33 million instruments for the three and six month periods ended June 30, 2006, and 43 million instruments for the three and six month periods ended July 1, 2005 that were considered anti-dilutive and thus were not included in the above calculations.
The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the second quarter of 2006, Merrill Lynch repurchased 41.4 million common shares at an average repurchase price of $73.26 per share.
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
Tax Matters
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 is expected to be completed in 2006, subject to the resolution of the Japanese issue discussed below. There are carryback claims from the years of 2001 and 2002 of approximately $250 million to $300 million, which are now under Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years.
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
Commitments
At June 30, 2006, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration

		Less than	1 – 3	3+ – 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit(1)	$77,463	$39,141	$11,036	$19,423	$7,863
Purchasing and other commitments	7,748	5,548	675	576	949
Operating leases	3,243	561	1,016	815	851
Commitments to enter into resale agreements	12,169	12,169	-	-	-

Total	$100,623	$57,419	$12,727	$20,814	$9,663

(1)	See Note 6 to the Condensed Consolidated Financial Statements.
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
Purchasing and Other Commitments
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1,048 million and $734 million at June 30, 2006 and December 30, 2005, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 30, 2006 and December 30, 2005, minimum fee commitments over the remaining life of these agreements aggregated $310 million and $517 million, respectively. Merrill Lynch entered into commitments to purchase loans of $5.5 billion ($5.3 billion of which may be included in trading assets and $221 million of which may be included in loans, notes, and mortgages) at June 30, 2006. Such commitments totaled $3.3 billion at December 30, 2005. In addition, Merrill Lynch entered into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Merrill Lynch’s binding margin lending commitments totaled $434 million at June 30, 2006 and $381 million at December 30, 2005. Other purchasing commitments amounted to $468 million and $856 million at June 30, 2006 and December 30, 2005, respectively.
On July 24, 2006, Merrill Lynch, along with a consortium of additional investors, announced the execution of an agreement to acquire HCA Inc. HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities.
MLIM
On February 15, 2006, Merrill Lynch announced that it had signed a definitive agreement under which it would combine its MLIM investment management business with BlackRock, Inc. (“BlackRock”) in exchange for a 49.8% interest in the combined firm, including a 45% voting interest. Merrill Lynch expects to recognize a gain upon the closing of this transaction which, based upon the price at the time of the announcement, is estimated to be over $1 billion. This transaction is expected to close around the end of the third quarter of 2006, subject to regulatory and shareholder approvals. The actual gain will be contingent upon BlackRock’s share price at closing, as well as closing adjustments. Merrill Lynch plans to account for its investment in BlackRock under the equity method of accounting.
Leases
As disclosed in Note 12 of the 2005 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.
Guarantees
The derivatives in the following table meet the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), definition of guarantees and include certain written options and credit default swaps that contingently require Merrill Lynch to make payments based on changes in an underlying. Because the maximum exposure to loss could be unlimited for certain derivatives (e.g., interest rate caps) and the maximum exposure to loss is not considered when assessing the risk of contracts, the notional value of these contracts has been included to provide information about the magnitude of Merrill Lynch’s involvement with these types of transactions. Merrill Lynch records all derivative instruments at fair value on its Condensed Consolidated Balance Sheets.
The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs and Merrill Lynch-sponsored asset-backed commercial paper conduits. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of June 30, 2006, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of June 30, 2006, the maximum payout if the standby facilities are drawn was $26.0 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $29.6 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of June 30, 2006, the maximum payout if an issuer defaults was $4.9 billion, and the value of the assets to which Merrill

Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $6.2 billion. In addition, Merrill Lynch provides a $3.0 billion liquidity facility and $60 million credit facility to a Merrill Lynch-sponsored asset-backed commercial paper conduit. The maximum exposure to loss for these two facilities combined is $3.1 billion and assumes a total loss on a portfolio of highly rated assets. In June 2006, Merrill Lynch sponsored a second asset backed commercial paper conduit where Merrill Lynch provides a $5 billion liquidity facility and a $400 million standby letter of credit to a conduit that holds asset backed loans. The combined maximum exposure is zero and no letters of credit were issued pursuant to the commitment as of June 30, 2006. For additional information on these facilities, see Note 12 of the 2005 Annual Report and Note 5 to the Condensed Consolidated Balance Sheets.
In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $570 million as collateral to secure these guarantees.
Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At June 30, 2006, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at June 30, 2006. These transactions met the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) definition of derivatives and, as such, were carried as a liability with a fair value of $7 million at June 30, 2006.
Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at June 30, 2006 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.
These guarantees and their expiration are summarized at June 30, 2006 as follows:

(dollars in millions)

	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over	Carrying
	Notional	1 Year	Years	Years	5 Years	Value

Derivative contracts(1)	$1,397,508	$330,612	$378,340	$240,228	$448,328	$37,779

Liquidity facilities with SPEs(2)	29,094	28,651	333	110	-	33

Liquidity and default facilities with SPEs(3)	10,359	9,013	1,100	-	246	3

Residual value guarantees(4)	1,069	66	169	330	504	25

Standby letters of credit and other guarantees(5)(6)(7)	3,918	1,547	584	1,475	312	19

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs. Includes $6.6 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch.
(4)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.

(5)	Includes $173 million of reimbursement agreements with the Mortgage 100SM program.
(6)	Includes guarantees related to principal-protected mutual funds.
(7)	Includes certain indemnifications related to foreign tax planning strategies.
See Note 12 of the 2005 Annual Report for additional information on guarantees.

Note 11.	Employee Benefit Plans

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
Defined Benefit Pension Plans
Pension cost for the three and six month periods ended June 30, 2006 and July 1, 2005, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended

	June 30, 2006			July 1, 2005

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$5	$5
Interest cost	24	15	39	24	14	38
Expected return on plan assets	(28)	(15)	(43)	(24)	(12)	(36)
Amortization of unrecognized items and other	-	5	5	-	4	4

Total defined benefit pension cost	$(4)	$12	$8	$-	$11	$11

(dollars in millions)

	Six Months Ended

	June 30, 2006			July 1, 2005

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$14	$14	$-	$11	$11
Interest cost	48	31	79	48	29	77
Expected return on plan assets	(56)	(30)	(86)	(48)	(25)	(73)
Amortization of unrecognized items and other	-	9	9	-	8	8

Total defined benefit pension cost	$(8)	$24	$16	$-	$23	$23

Merrill Lynch disclosed in its 2005 Annual Report that it expected to pay $3 million of benefit payments to participants in the U.S. non-qualified pension plans and Merrill Lynch expected to contribute $103 million to its non-U.S. defined benefit pension plans in 2006. Merrill Lynch periodically updates these estimates, and currently expects to contribute $7 million to its U.S. non-qualified pension plans and $65 million to its non-U.S. defined benefit pension plans in 2006. The overall decrease in total estimated contributions can primarily be attributed to changes in funding requirements relating to the U.K. pension plan.

Postretirement Benefits Other Than Pensions
Other postretirement benefit cost for the three and six month periods ended June 30, 2006 and July 1, 2005, included the following components:

(dollars in millions)

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost	$2	$4	$4	$9
Interest cost	4	8	8	16
Other	(2)	3	(3)	5

Total other postretirement benefits cost(1)	$4	$15	$9	$30

(1)	The decrease in postretirement benefits cost can primarily be attributed to amendments to the U.S. postretirement plan.
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
To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with shares of ML & Co. common stock or options to purchase such stock. The total pre-tax compensation cost and related tax benefits recognized in earnings for share-based compensation plans for the three months ended June 30, 2006 was $321 million and $129 million, respectively. The total pre-tax compensation cost and related tax benefits recognized in earnings for share-based compensation plans for the six months ended June 30, 2006 was $2.5 billion and $846 million, respectively, which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses further described in Note 1 to the Condensed Consolidated Financial Statements. For the three months ended July 1, 2005, the total pre-tax compensation cost and related tax benefits recognized in earnings for stock-based compensation plans was $270 million and $96 million, respectively. For the six months ended July 1, 2005, the total pre-tax compensation cost and related tax benefits recognized in earnings for stock-based compensation plans was $520 million and $179 million, respectively.
As of June 30, 2006, there was $2.1 billion of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.
Below is a description of our share-based incentive plans.
Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)
LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares and Performance Shares. All plans under LTIC, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of June 30, 2006, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options, Participation Units and Stock Appreciation Rights had been granted.
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
In January 2006, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout will vary depending on Merrill Lynch’s financial performance against pre-determined return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units shall convert into Restricted Shares on each of January 31, 2007, January 31, 2008 and January 31, 2009 (each a “Conversion Date”), based on ROE determined for the most recently completed fiscal year. Participation Units converted on the Conversion Date will cease to be outstanding immediately following conversion. If the minimum target is not met, the Participation Units will expire without being converted.
The activity for Restricted Shares and Units (including Restricted Units and Participation Units) under these plans during the six months ended June 30, 2006 follows:

	LTIC Plans		ECAP	ESCP		Total

						Restricted
	Restricted		Restricted	Restricted	Restricted	Shares and
	Shares	Units	Shares	Shares	Units	Units

Authorized for issuance at:
June 30, 2006	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A
July l, 2005	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A

Available for issuance at:
June 30, 2006	64,470,541	N/A	10,831,281	39,312,483	N/A	N/A
July 1, 2005	65,837,103	N/A	10,832,121	56,862,843	N/A	N/A

Outstanding, December 30, 2005	28,967,539	4,720,546	20,856	15,683,787	2,157,894	51,550,622

Granted — 2006	1,401,356	3,537,944	840	15,746,146	2,899,131	23,585,417
Delivered	(564,526)	(285,436)	-	-	-	(849,962)
Forfeited	(746,929)	(88,600)	-	(673,032)	(126,409)	(1,634,970)

Outstanding, June 30, 2006	29,057,440	7,884,454	21,696	30,756,901	4,930,616	72,651,107

N/A = Not Applicable

SFAS No. 123R requires the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/ Units	Grant Price	Shares/ Units	Grant Price

Outstanding, December 30, 2005	38,877,644	51.00	12,672,978	54.01

Granted — 2006	7,429,380	71.57	16,156,037	71.58
Delivered	(849,962)	48.78	-	-
Forfeited	(1,221,155)	57.35	(413,815)	61.78
Service Criteria Satisfied(1)	20,211,184	64.71	(20,211,184)	64.71

Outstanding, June 30, 2006	64,447,091	57.58	8,204,016	61.85

(1)	Represents those awards where employees attained retirement-eligibility during 2006, subsequent to the grant date.
The total fair value of Restricted Shares and Units granted to retirement-eligible employees or for which service criteria were satisfied during the three and six months ended June 30, 2006 was $18 million and $2.1 billion respectively. The total fair value of Restricted Shares and Units vested during the six months ended July 1, 2005 was $680 million. No Restricted Shares and Units vested during the three months ended July 1, 2005.
The weighted-average fair value per share or unit granted for the three and six months ended June 30, 2006 follows:

	Three Months Ended	Six Months Ended

	June 30, 2006	June 30, 2006

LTIC Plans
Restricted Shares	$76.76	$72.34
Restricted Units	77.35	71.37
ECAP Restricted Shares	N/A	71.49
ESCP Plans
Restricted Shares	N/A	71.54
Restricted Units	77.35	71.67

N/A = Not Applicable
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

The activity for Options and Stock Appreciation Rights under LTIC Plans for the six months ended June 30, 2006 follows:

			Weighted-Average
	Quantity	Weighted-Average	Remaining Life
	Outstanding	Exercise Price	(in years)

Outstanding, December 30, 2005	176,713,075	$49.10	4.44
Granted	333,598	71.43	4.01
Exercised	(25,879,934)	36.53	3.26
Forfeited	(218,906)	48.12	7.04

Outstanding, June 30, 2006	150,947,833	51.31	4.48

Exercisable, June 30, 2006	140,445,057	51.46	4.31

All Options and Stock Appreciation Rights outstanding as of June 30, 2006 are fully vested or expected to vest.
The weighted-average fair value of options granted in the three months ended July 1, 2005 was $17.98 per option. No options were granted in the three months ended June 30, 2006. The weighted-average fair value of options granted in the six months ended June 30, 2006 and July 1, 2005 was $17.86 and $17.99, respectively. The fair value of each option award is estimated on the date of grant based on a Black-Scholes option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected life of options granted is equal to the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current dividend rate at the time of grant.

	Three Months Ended		Six Months Ended

	June 30, 2006(1)	July 1, 2005	June 30, 2006	July 1, 2005

Risk-free interest rate	N/A	4.0%	4.3%	3.8%
Expected life	N/A	5.0 yrs	4.4 yrs	4.6 yrs
Expected volatility	N/A	34.95%	29.49%	35.43%
Dividend yield	N/A	1.44%	1.44%	1.14%

N/A = Not Applicable

(1)	No options were granted during the second quarter of 2006.
Merrill Lynch received approximately $238 million and $919 million in cash from the exercise of stock options during the three and six months ended June 30, 2006. The net tax benefit realized from the exercise of these options was $52 million and $231 million, respectively.
The total intrinsic value of options exercised during the quarters ended June 30, 2006 and July 1, 2005 was $233 million and $52 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and July 1, 2005 was $985 million and $413 million, respectively. As of June 30, 2006, the total intrinsic value of options outstanding and exercisable was $2.8 billion and $2.6 billion, respectively.

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
At June 30, 2006, shares subject to outstanding awards totaled 35,684,312 while 15,247,382 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during the three and six months ended June 30, 2006 was $77.35 and $73.82 respectively.

Note 13.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. As of June 30, 2006, Merrill Lynch is in compliance with applicable CSE standards.
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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At June 30, 2006, MLPF&S’s regulatory net capital of $2,579 million was approximately 15.3% of ADI, and its regulatory net capital in excess of the minimum required was $2,072 million.
MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission, which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.
Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K. Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 30, 2006, MLI’s financial resources were $11,689 million, exceeding the minimum requirement by $1,655 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 30, 2006, MLGSI’s liquid capital of $1,461 million was 217% of its total market and credit risk, and liquid capital in excess of the minimum required was $654 million.
Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2006, MLJS’s net capital was $1,360 million, exceeding the minimum requirement by $768 million.
Banking Regulation
Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. Merrill Lynch Bank & Trust Co. (“MLB&T”) is a New Jersey-chartered state bank regulated by the FDIC and the New Jersey Department of Banking and Insurance. Both MLBUSA and MLB&T are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLB&T as of June 30, 2006.

(dollars in millions)

		MLBUSA		MLB&T
	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage (to average assets)	5%	10.39%	$6,101	8.32%	$853
Tier 1 capital (to risk-weighted assets)	6%	9.55	6,101	24.05	853
Total capital (to risk-weighted assets)	10%	10.61	6,776	24.19	859

Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Ireland-based regulated bank, is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At June 30, 2006, MLCMBL’s capital ratio was above the minimum requirement at 10.2% and its financial resources, as defined, were $3,487 million, exceeding the minimum requirement by $472 million.
Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is required to meet minimum regulatory capital requirements under the EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiary Merrill Lynch Bank (Suisse) S.A.), is above the minimum capital requirements established by the FSA. At June 30, 2006, MLIB’s consolidated capital ratio was 11.3% and its consolidated financial resources were $3,948 million, exceeding the minimum requirement by $350 million.
Prior to April 28, 2006, MLCMBL and MLIB were subsidiaries of Merrill Lynch International Finance Corporation (“MLIFC”) and were subject to capital requirements imposed by the State of New York Banking Department. Pursuant to an internal corporate reorganization, MLIFC is no longer a direct or indirect parent company of MLCMBL or MLIB, and therefore is no longer subject to such capital requirements.

On July 28, 2006, the High Court of Justice of England and Wales approved the transfer to MLCMBL of substantially all the business of MLIB. It is anticipated that the asset transfer will be completed at the end of the third quarter 2006, subject to appropriate regulatory approvals, court recognition of the English court order in Singapore and execution of business transfer agreements in jurisdictions where the English court order is not recognized. On the asset transfer date, MLCMBL will be renamed Merrill Lynch International Bank Limited, with the existing UK entity being renamed mlib (historic) Limited.
In July 2006, Merrill Lynch Trust Company, FSB (“MLTC-FSB”) received approval from the Office of Thrift Supervision (“OTS”) to become a full service thrift institution as the first step in an internal reorganization of certain banking businesses of Merrill Lynch. The reorganization is expected to provide Merrill Lynch with a more efficient platform to deliver banking products and services to clients and to provide a more effective avenue for future growth. As the second step in the internal reorganization, during the third quarter of 2006, MLB&T is expected to be merged with MLTC-FSB, and MLTC-FSB will be renamed Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”). The new entity will be regulated by the OTS and its deposits insured by the FDIC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of June 30, 2006, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2006 and July 1, 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and July 1, 2005. These interim financial statements are the responsibility of Merrill Lynch’s management.
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
August 4, 2006

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
Merrill Lynch’s activities are conducted through three business segments:

•	Global Markets and Investment Banking Group (“GMI”), Merrill Lynch’s institutional business segment provides equity, debt and commodities trading, capital market services, investment banking and advisory services to corporations, financial institutions, and governments around the world. GMI’s Global Markets division facilitates client transactions and is a market maker in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands, and in connection with proprietary trading activities. Global Markets also provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investments and private equity investing for the account of Merrill Lynch. GMI’s Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally. These services also include advising clients on strategic issues, valuation, mergers, acquisitions and restructurings. GMI’s growth strategy entails a program of significant investments in personnel and technology to gain further scale in certain asset classes and geographies.

•	Global Private Client (“GPC”), Merrill Lynch’s full-service retail wealth management segment, provides brokerage and investment advisory services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small-to mid-size businesses, investment advisors and employee benefit plans. The largest portion of this business is offered through the Advisory Division, where services are delivered by Merrill Lynch Financial Advisors (“FAs”) through a global network of branch offices. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and credit cards; trust and generational planning; retirement services; and insurance products. GPC’s growth priorities include the hiring of additional FAs, client segmentation, annuitization of revenues through fee-based products, diversification of revenues through adding products and services, investments in technology to enhance productivity and efficiency, and disciplined expansion into additional geographic areas globally.

•	Merrill Lynch Investment Managers (“MLIM”), Merrill Lynch’s asset management segment, offers a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities include equity, fixed income, money market, index, enhanced index and alternative investments (including hedge funds, private equity and property), which are offered through vehicles such as mutual funds, privately managed accounts, and both retail and institutional separate accounts. MLIM’s growth priorities include driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses. MLIM is committed to increasing sales in both the proprietary and non-proprietary channels in the United States, as well as non-U.S. regions. On February 15, 2006, Merrill Lynch entered into an agreement with BlackRock, Inc. (“BlackRock”), to combine the MLIM business with BlackRock. This transaction is expected to close around the end of the third quarter of 2006, subject to regulatory and shareholder approvals.

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

c)	Instruments that are priced with reference to financial instruments whose parameters can be directly observed (for example, certain mortgage loans).

Category 3.	Less liquid instruments that are valued using management’s best estimate of fair value and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management. Areas where these valuation methodologies are primarily applied include private equity investments, long-dated or complex derivatives such as certain foreign exchange options and credit default swaps, distressed debt and commodity derivatives, such as long-dated options on gas and power and weather derivatives. In applying these models, management considers such factors as projected cash flows, market comparables, slope to the yield curve, volatility, and various market inputs.

At June 30, 2006 and December 30, 2005, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)

June 30, 2006	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$64,995	$68,723	$2,394	$136,112
Contractual agreements	6,628	19,216	4,974	30,818
Investment securities	5,883	49,432	11,332	66,647

Liabilities
Trading liabilities, excluding contractual agreements	$50,570	$15,954	$30	$66,554
Contractual agreements	5,271	20,472	7,440	33,183

December 30, 2005

Assets
Trading assets, excluding contractual agreements	$56,556	$63,344	$2,594	$122,494
Contractual agreements	5,008	18,177	3,031	26,216
Investment securities	6,115	54,805	8,353	69,273

Liabilities
Trading liabilities, excluding contractual agreements	$48,688	$11,248	$242	$60,178
Contractual agreements	4,623	17,490	6,642	28,755

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at June 30, 2006 and December 30, 2005, include $321.8 billion and $255.5 billion, respectively, of receivables under resale agreements and receivables under securities borrowed transactions. Trading-related liabilities recorded in the Condensed Consolidated Balance Sheets at June 30, 2006 and December 30, 2005, include $277.3 billion and $217.5 billion, respectively, of payables under repurchase agreements and payables under securities loaned transactions. These securities financing transactions are recorded at their contractual amounts, which approximate fair value, and for which little or no estimation is required by management.
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
Income Taxes
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in major countries such as Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001–2003 is expected to be completed in 2006, subject to the resolution of the Japanese issue discussed below. There are carryback claims from the years 2001 and 2002 of approximately $250 million to $300 million, which are now under Joint Committee review. A tax benefit would be recorded to the extent that Merrill Lynch is successful in obtaining the tax benefit from these carryback claims. IRS audits have also commenced for the 2004 and 2005 tax years.
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

Business Environment(1)

Following a generally strong first quarter global market conditions initially remained robust, but became less favorable midway through the second quarter. Market sentiment became cautious amid signs of inflation, high oil prices and fears that the Federal Reserve would raise interest rates more than expected. During the second quarter, both debt and equity markets conditions weakened as concerns grew over the tightening of monetary policy world-wide. The yield curve remained relatively flat, and for much of June became inverted as long-term Treasury yields dropped slightly below those of shorter term Treasury notes. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the quarter at 5.15%, up from 4.86% at the end of the first quarter. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate twice during the quarter to 5.25%, up from 4.75%.
Major U.S. equity indices generally declined from where they ended the first quarter, with particular weakness in May. The Nasdaq Composite declined 7.2% over the quarter and 1.5% on a year-to-date basis, while the Standard & Poor’s 500 index fell 1.9% for the quarter but was up 1.8% compared to where it started the year. The exception was the Dow Jones Industrial Average which rose 0.4% for the quarter and was up 4.0% since the start of the year.
International equity indices experienced similar declines during the second quarter as a result of indications that authorities in Europe and Asia would continue raising interest rates. The FTSE 100 Index declined 2.2% in the quarter but was up 3.8% year-to-date, while the Dow Jones Stoxx 50 Index declined 3.7% sequentially, but rose 0.9% year-to-date. In Japan, the Nikkei Stock Exchange Index fell 9.1% in the quarter and 3.8% year-to-date. After a particularly strong first quarter, emerging market indices also declined in the second quarter. Brazil’s Bovespa Index declined 3.5% in the second quarter, but was up 9.5% from the start of the year, while India’s Sensex Index declined 5.9% sequentially, but was up 12.9% year-to-date.
Second quarter global debt and equity underwriting volumes of $1.7 trillion were down 6% compared to the first quarter, but were essentially unchanged from the year-ago quarter. Global debt underwriting volumes of $1.5 trillion were down 9% compared to the first quarter and 5% compared to the year-ago quarter, while global equity underwriting volumes of $196 billion were up 14% compared to the first quarter and 73% compared to the year-ago quarter. Global debt and equity underwriting fees for the second quarter were $9.8 billion, up 2% sequentially and 23% from the second quarter of 2005.
Merger and acquisition (“M&A”) activity maintained the strong momentum experienced in the first quarter as the value of global announced deals rose to $1 trillion, up 9% from the first quarter and 36% from the year-ago quarter. In the United States, the value of announced deals increased to $371 billion, up 17% from the first quarter and 12% from the year-ago quarter. Globally, completed M&A activity totaled $640 billion in the second quarter, down 9% from the first quarter, but up 16% from the year-ago quarter. In the United States, completed deal volume totaled $235 billion, down 24% sequentially, but up 21% from the 2005 second quarter.
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

(1)	Debt and equity underwriting and merger and acquisition statistics were obtained from Dealogic.

Results of Operations

(dollars in millions, except per share amounts)

	For the Three Months		For the Six Months
	Ended		Ended

	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net Revenues
Asset management and portfolio service fees	$1,773	$1,431	$3,452	$2,866
Commissions	1,586	1,247	3,188	2,588
Principal transactions	1,182	1,006	3,175	1,951
Investment banking	1,162	920	2,127	1,733
Revenues from consolidated investments	186	84	290	211
Other	1,110	664	1,664	1,034

Subtotal	6,999	5,352	13,896	10,383
Interest and dividend revenues	9,690	5,974	18,354	11,505
Less interest expense	8,531	5,007	16,130	9,337

Net interest profit	1,159	967	2,224	2,168

Total Net Revenues	8,158	6,319	16,120	12,551

Non-interest expenses:
Compensation and benefits	3,980	3,148	9,730	6,244
Communications and technology	429	395	882	791
Brokerage, clearing, and exchange fees	253	216	501	435
Occupancy and related depreciation	249	227	490	460
Professional fees	196	183	396	361
Advertising and market development	191	160	335	286
Expenses of consolidated investments	145	35	192	120
Office supplies and postage	57	51	114	103
Other	309	309	538	487

Total non-interest expenses	5,809	4,724	13,178	9,287

Earnings before income taxes	$2,349	$1,595	$2,942	$3,264

Net earnings	$1,633	$1,135	$2,108	$2,347

Earnings per common share:
Basic	$1.79	$1.25	$2.28	$2.57
Diluted	1.63	1.14	2.07	2.36

Annualized return on average common stockholders’ equity	18.6%	14.3%	11.9%	14.9%

Pre-tax profit margin	28.8%	25.2%	18.3%	26.0%

Compensation and benefits as a percentage of net revenues	48.8%	49.8%	60.4%	49.7%
Non-compensation expenses as a percentage of net revenues	22.4%	24.9%	21.4%	24.2%
Book value per common share	$37.18	$33.63	$37.18	$33.63

Quarterly Results of Operations
Merrill Lynch’s second quarter 2006 net earnings were $1.6 billion, on record net revenues of $8.2 billion, up 44% and 29%, respectively, from the second quarter of 2005. Earnings per common share were $1.79 basic and $1.63 diluted for the 2006 second quarter, both up 43% from the year-ago quarter. Pre-tax earnings were $2.3 billion, an increase of 47% from the prior-year period, and the pre-tax profit margin was 28.8%, up from 25.2% in the year-ago quarter.

Asset management and portfolio services fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts and institutional money management arrangements, (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.8 billion, up 24% from the second quarter of 2005. The increase in asset management fees reflects the impact of net inflows of higher-yielding assets as well as higher average equity market values. The increase in portfolio service fees reflects the impact of net inflows into asset-priced accounts.
Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.6 billion, up 27% from the 2005 second quarter, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds.
Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities, fixed income securities, including government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $1.2 billion, 17% higher than the year-ago quarter, due primarily to increased revenues in the trading of equity products.
Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit was $1.2 billion, up 20% from the 2005 second quarter, due primarily to the impact of rising short-term interest rates on deposit spreads earned, partially offset by the higher interest expenses. Net interest profit is an integral component of trading activity. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate.
Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $1.2 billion, up 26% from the year-ago quarter, driven primarily by increased equity origination and merger and acquisition advisory revenues, partially offset by a slight decline in debt origination revenues.
Revenues from consolidated investments include revenues from consolidated investments which are less than 100% owned. Revenues from consolidated investments were $186 million, up from $84 million in the 2005 second quarter, reflecting higher investment gains and additional investments.
Other revenues include realized investment gains and losses, equity income from unconsolidated subsidiaries, distributions on cost method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, gains related to the sale of mortgages, write-downs of certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $1.1 billion, 67% higher than the 2005 second quarter, due principally to revenues from private equity investments. The increase in private equity revenues was driven primarily by gains from several private equity investments that resulted from fair value adjustments associated with initial public offerings, the recapitalization of an underlying company, and the application of valuation methodologies. Revenues recorded in other revenues associated with gains from private equity investments were almost three times the amount recorded during the second quarter of 2005.
Compensation and benefits expenses were $4.0 billion in the second quarter of 2006, or 48.8% of net revenues, down from 49.8% in the year-ago quarter.
Non-compensation expenses were $1.8 billion in the second quarter of 2006, up 16% from the year-ago quarter. The ratio of total non-compensation expenses to total net revenues was 22.4% during the second quarter of 2006, down from 24.9% in the year-ago quarter. Communications and technology costs were $429 million, up 9% from the second quarter of 2005 due primarily to higher market information and communications costs and system consulting costs related to investments for growth. Brokerage, clearing and exchange fees were $253 million, up 17% from the 2005 second quarter, due primarily to higher transaction volumes. Occupancy costs and related depreciation of $249 million increased 10% from the year-ago quarter, principally due to higher office rental expenses. Professional fees were $196 million, up 7% from the prior-year quarter due to higher legal and other professional fees. Advertising and market development expenses were $191 million, up 19% from the year-ago quarter due primarily to higher travel expenses associated with increased activity levels and increased advertising costs. Expenses of consolidated investments were $145 million, up from $35 million in the 2005 second quarter, principally due to increased minority interest expenses associated with the related increase in revenues from consolidated investments. Other expenses were $309 million, essentially unchanged from the year-ago quarter.
Year-to-date Results of Operations
For the first six months of 2006, net earnings were $2.1 billion, on record net revenues of $16.1 billion that grew 28% from the first half of 2005. Net earnings for the first six months of 2006 included $1.2 billion, after-tax, or $1.21 per diluted share, of one-time non-cash compensation expenses ($1.8 billion pre-tax) incurred in the first quarter 2006, arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”); (together, “one-time compensation expenses”). Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses.
Excluding the one-time compensation expenses, net earnings of $3.3 billion for the first six months of 2006 were up 40% from the prior-year period, and pre-tax earnings would have been $4.7 billion, up 44% from the first six months of 2005. On the same basis the pre-tax profit margin would have been 29.2%, up 3.2 percentage points from the first half of 2005, and the annualized return on average common equity was 19.0%, up 4.1 percentage points from the 14.9% in the first six months of 2005. Also on the same basis, earnings per common share would have been $3.63 basic and $3.28 diluted, up 41% and 39%, respectively, from the prior-year period. Management believes that, while the results excluding the one-time compensation expenses are considered “non-GAAP” measures, they depict the operating performance of the company more clearly and enable more meaningful period-to-period comparisons. See Exhibit 99.1 for a reconciliation of “non-GAAP” measures.
Merrill Lynch’s second quarter 2006 effective tax rate was 30.5%, bringing the year-to-date effective tax rate to 28.3%. Excluding the one-time compensation expenses, the effective tax rate for the first six months of 2006 was 30.1%, up from 28.1% for the prior-year period.

Business Segments

The following discussion provides details of net revenues by segment. Certain prior period amounts have been reclassified to conform to the current year presentation.
Merrill Lynch reports its results in three business segments: GMI, GPC, and MLIM. GMI provides full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world, and in connection with proprietary trading activities. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM manages financial assets for individual, institutional and corporate clients.
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

Global Markets and Investment Banking

GMI’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 30,	July 1,	% Inc.	June 30,	July 1,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Global Markets
Debt	$1,725	$1,606	7%	$3,816	$3,268	17%
Equity	1,877	1,022	84	3,450	1,993	73

Total Global Markets net revenues	3,602	2,628	37	7,266	5,261	38

Investment Banking
Origination Debt	367	374	(2)	762	656	16
Equity	315	223	41	552	465	19
Strategic Advisory Services	296	214	38	553	374	48

Total Investment Banking net revenues	978	811	21	1,867	1,495	25

Total net revenues	4,580	3,439	33	9,133	6,756	35
Non-interest expenses before one-time compensation expenses	3,087	2,341	32	6,059	4,534	34
One-time compensation expenses	-	-	-	1,369	-	N/M

Pre-tax earnings	$1,493	$1,098	36	$1,705	$2,222	(23)

Pre-tax profit margin	32.6%	31.9%		18.7%	32.9%

N/ M = Not Meaningful
Despite challenging market conditions during the second quarter of 2006, each of GMI’s major business lines — Debt Markets, Equity Markets and Investment Banking — recorded increased net revenues compared with the second quarter of 2005. GMI’s record net revenues of $4.6 billion were up 33% from the year-ago quarter. Pre-tax earnings were $1.5 billion, 36% higher from the prior-year period, driven by strong revenue growth and operating leverage. The pre-tax profit margin was 32.6%, up from 31.9% in the year-ago quarter.
For the first six months of 2006, GMI’s net revenues were a record at $9.1 billion, an increase of 35% from the first half of 2005. Pre-tax earnings of $1.7 billion and the pre-tax profit margin of 18.7% included $1.4 billion in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, pre-tax earnings for the first six months of 2006 were $3.1 billion, up 38% from the year-ago period, and the pre-tax profit margin was 33.7%, up from 32.9% in the prior year period. Refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further detail on the one-time compensation expenses.
From a geographic perspective, Europe, Middle East and Africa (“EMEA”) and the United States were the largest dollar contributors to growth over the prior year quarter, whereas the Pacific Rim and Canada had the strongest growth on a percentage basis compared to the prior year quarter.
A detailed discussion of GMI’s net revenues follows:
Global Markets
In the second quarter of 2006, Global Markets net revenues were $3.6 billion, up 37% from the year-ago period. For the first half of 2006, Global Markets net revenues were $7.3 billion, up 38% from the prior-year period.
Debt Markets
Debt Markets net revenues include principal transactions and net interest profit (which management believes should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. In the second quarter of 2006, Debt Markets net revenues were $1.7 billion, up 7% from the second quarter of 2005, driven primarily by revenues in the principal investing and secured finance business and increased revenues from foreign exchange. These increases were partially offset by lower net revenues in trading interest rate products and commodities.
Year-to-date Debt Markets net revenues were $3.8 billion, up 17% from the year-ago period, driven principally by the increased net revenues in the principal investing and secured finance business and the trading of credit products.
Equity Markets
Equity Markets net revenues include commissions, principal transactions and net interest profit (which management believes should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues. During the second quarter of 2006, Equity Markets net revenues were $1.9 billion, an increase of 84% over the year-ago quarter with strong performances in every major revenue category, including a nearly threefold increase in revenues from private equity investments. The increase in private equity revenues was driven primarily by gains from several private equity investments that resulted from fair value adjustments associated with initial public offerings, the recapitalization of an underlying company, and the application of valuation methodologies.

Year-to-date Equity Markets net revenues were $3.5 billion, up 73% from the year-ago period, driven primarily by private equity-related gains, increased equity-linked and cash trading revenues, and higher equity financing net revenues.
Investment Banking
Investment Banking net revenues of $978 million were 21% higher than the 2005 second quarter, driven by increases in equity origination mandates and merger and acquisition advisory services, partly offset by a slight decline in debt origination revenues. For the first half of 2006, Investment Banking net revenues were $1.9 billion, up 25% from the prior-year period.
Origination
Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.
Origination revenues in the second quarter of 2006 were $682 million, up 14% from the year-ago quarter on higher equity origination revenues, which increased 41% from a year ago, as a result of a more robust environment, including a higher volume of convertible deals, as well as the benefits of continued investments in the business. The increase was partially offset by a 2% decline in debt origination revenues.
Year-to-date origination revenues increased 17% to $1.3 billion from the year-ago period, as a result of a more robust environment and benefits of continued investment in the business. Equity and debt origination revenues were up 19% and 16%, respectively, compared with the first six months of 2005.
Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $296 million in the second quarter of 2006, up 38% from the year-ago quarter as overall deal volume as well as Merrill Lynch’s share of global completed merger and acquisition volume increased. Year-to-date strategic advisory services revenues increased 48% from the year-ago period, to $553 million on higher activity.
For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 30,	July 1,	% Inc.	June 30,	July 1,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Fee-based revenues	$1,533	$1,286	19%	$2,991	$2,557	17%
Transactional and origination revenues	902	786	15	1,801	1,643	10
Net interest profit and related hedges(1)	554	420	32	1,081	821	32
Other revenues	56	76	(26)	111	150	(26)

Total net revenues	3,045	2,568	19	5,984	5,171	16
Non-interest expenses before one-time compensation expenses	2,344	2,111	11	4,637	4,204	10
One-time compensation expenses	-	-	-	281	-	N/M

Pre-tax earnings	$701	$457	53	$1,066	$967	10

Pre-tax profit margin	23.0%	17.8%		17.8%	18.7%

N/ M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Condensed Consolidated Statement of Earnings.
GPC’s second quarter 2006 net revenues were $3.0 billion, up 19% from the year-ago quarter. The increase was primarily driven by record fee-based revenues, including record fees from annuitized-revenue products, record net interest profit as spreads on deposits increased with interest rates, and also higher transactional and origination revenues. GPC’s second quarter 2006 pre-tax earnings were a record $701 million, up 53% from the 2005 second quarter, and the pre-tax profit margin was also a record 23.0%, up by more than five percentage points from the prior-year period.
Total client assets in GPC accounts increased 11% from the year-ago quarter, to $1.5 trillion. Second quarter net inflows of client assets into annuitized-revenue products were $10 billion, bringing the year-to-date total to $23 billion. Total net new money for the second quarter and first six months of 2006 was $7 billion and $25 billion, respectively.
Financial Advisor headcount reached 15,520 at the end of the second quarter of 2006, a net increase of 1,100 since the second quarter of 2005, reflecting low turnover rates, recruiting efforts and the acquisition of Advest.
From a geographic viewpoint, GPC’s non-U.S. revenue growth was stronger than in the U.S. during the first half of 2006. Additionally, GPC continues to invest in the business internationally as evidenced by the private banking joint venture launched during the second quarter of 2006 with Mitsubishi UFJ Financial Group (“MUFG”) in Japan, bringing GPC’s private banking platform to MUFG’s large high-net-worth client base.
For the first six months of 2006, GPC’s net revenues increased 16% to $6.0 billion, driven by growth in nearly every major revenue category. Year-to-date pre-tax earnings of $1.1 billion and the pre-tax profit margin of 17.8% included $281 million in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, GPC’s year-to-date pre-tax earnings were $1.3 billion, up 39% from the year-ago period, and the pre-tax margin was 22.5%.

Refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further detail on the one-time compensation expenses.
A detailed discussion of GPC’s revenues follows:
Fee-based revenues
Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value, such as Merrill Lynch Consults® (a separately managed account product) and Unlimited AdvantageSM (a fee based brokerage account), as well as fees from insurance products, taxable and tax-exempt money market funds, and alternative investment products. Also included in fee-based revenues are fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.
GPC generated $1.5 billion of fee-based revenues in the 2006 second quarter, up 19% from the year-ago quarter. On a year-to-date basis, fee-based revenues increased 17% from the year-ago period to $3.0 billion. This increase reflected growth in client assets due to higher market valuations and net inflows into annuitized products. This asset growth resulted in higher portfolio service fees and increased distribution fees related to mutual fund sales.
The value of client assets in GPC accounts at June 30, 2006 and July 1, 2005 follows.

(dollars in billions)

	June 30,	July 1,
	2006	2005

Assets in GPC accounts
U.S.	$1,370	$1,234
Non-U.S.	124	115

Total	$1,494	$1,349

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
Transactional and origination revenues were $902 million in the second quarter of 2006, 15% higher than the year-ago quarter. This increase is due principally to higher origination revenues driven by a few particularly large transactions in addition to a moderate increase in transactional revenues. Year-to-date transactional and origination revenues were $1.8 billion, up 10% from the year-ago period.
Net interest profit and related hedges
Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.
GPC’s net interest profit and related hedges were $554 million in the second quarter of 2006, up 32% from the 2005 second quarter. This increase primarily reflects higher margins on deposits resulting from rising short-term interest rates. On a year-to-date basis, GPC’s net interest profit was $1.1 billion, 32% higher than the year-ago period.

Other revenues
GPC’s other revenues were $56 million in the second quarter of 2006, down 26% from $76 million in the year-ago period, due largely to lower mortgage-related revenues. For the first six months of 2006, other revenues were also down 26%, totaling $111 million.
For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

MLIM’s Results of Operations

(dollars in millions)

	For the Three			For the Six
	Months Ended			Months Ended

	June 30,	July 1,	% Inc.	June 30,	July 1,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Asset management fees	$522	$367	42%	$1,014	$737	38%
Commissions	29	25	16	61	53	15
Other revenues	79	13	508	125	28	346

Total net revenues	630	405	56	1,200	818	47
Non-interest expenses before one-time compensation expenses	390	284	37	738	570	29
One-time compensation expenses	-	-	-	109	-	N/M

Pre-tax earnings	$240	$121	98	$353	$248	42

Pre-tax profit margin	38.1%	29.9%		29.4%	30.3%

N/ M = Not Meaningful
MLIM’s second quarter 2006 net revenues were $630 million, up 56% from the 2005 second quarter. This increase was driven principally by net inflows and higher average long-term asset values. MLIM’s pre-tax earnings for the 2006 second quarter were $240 million, up 98% from the 2005 second quarter, and the pre-tax margin was 38.1%, compared with 29.9% in the prior-year period. The increase in pre-tax earnings and pre-tax margin can be attributed to strong operating leverage which was enhanced by net benefits related to the pending merger with BlackRock. These net benefits pertain to certain projects which have been curtailed and employee attrition not replaced in advance of the BlackRock transaction.
For the first six months of 2006, MLIM’s net revenues were up 47% over the first half of 2005, to $1.2 billion. Pre-tax earnings of $353 million and the pre-tax profit margin of 29.4% included $109 million in one-time compensation expenses recognized during the first quarter of 2006. Excluding the one-time compensation expenses, the pre-tax earnings for the first half of 2006 were $462 million, up 86% from the year-ago period, and the pre-tax margin was 38.5%, up from 30.3% due primarily to strong operating leverage. Refer to Note 1 to the Condensed Consolidated Financial Statements and Exhibit 99.1 for further detail on the one-time compensation expenses.
On February 15, 2006, Merrill Lynch announced that it had signed a definitive agreement under which it would combine its MLIM investment management business with BlackRock in exchange for a 49.8% interest in the combined firm, including a 45% voting interest. Merrill Lynch expects to recognize a gain upon the closing of this transaction which, based upon the price at the time of the announcement, is estimated to be over $1 billion. This transaction is expected to close around the end of the third quarter of 2006, subject to regulatory and shareholder approvals. The actual gain will be contingent upon BlackRock’s share price at closing, as well as closing adjustments. Merrill Lynch plans to account for its investment in BlackRock under the equity method of accounting.
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
Asset management fees were $522 million, up 42% from the second quarter of 2005 due to higher average equity market values and an improvement in the fee profile of assets under management and new money inflows. Year-to-date asset management fees were $1.0 billion, up 38% from the year-ago period. At the end of the second quarter of 2006, firmwide assets under management totaled $589 billion, with $583 billion managed by MLIM and $6 billion managed by GPC. Compared with the 2005 second quarter, assets under management increased 23%, due principally to positive market movement and net new money inflows. Net inflows for the quarter were $8 billion, primarily driven by the EMEA-Pacific retail business.
An analysis of changes in firmwide assets under management from July 1, 2005 to June 30, 2006 is as follows:

(dollars in billions)

		Net Changes Due To

	July 1,	New	Asset		June 30,
	2005(1)	Money	Appreciation	Other(2)	2006(1)

Assets under management	$478	$46	$34	$31	$589

(1)	Includes $5 billion and $6 billion of assets managed by GPC as of July 1, 2005 and June 30, 2006, respectively.
(2)	Includes $18 billion of new assets from the acquisition of the pension business of Royal Philips Electronics, the impact of foreign exchange movements, reinvested dividends and other changes.
Commissions
Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds, and the CDSC represents fees earned when a shareholder redeems shares prior to the specified holding period. Commissions revenues were $29 million in the second quarter of 2006, up 16% from the year-ago quarter on increased activity levels. Year-to-date commissions were $61 million, up 15% from the prior-year period.
Other revenues
Other revenues primarily include net interest profit, investment gains and losses and revenues from consolidated investments. Other revenues, totaled $79 million for the second quarter of 2006, up from $13 million a year ago reflecting increased investment gains from consolidated investments. Other revenues for the first six months of 2006 were $125 million, compared to $28 million for the first six months of 2005.
For additional information on MLIM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the June 30, 2006 and December 30, 2005 period-end, and first six months of 2006 and full-year 2005 average balance sheets:

(dollars in billions)

		2006		2005
	June 30,	Six Month	Dec. 30,	Full Year
	2006	Average(1)	2005	Average(1)

Assets
Trading-Related
Securities financing assets	$342.6	$336.9	$272.3	$268.3
Trading assets	166.9	187.1	148.7	182.9
Other trading-related receivables	61.1	60.9	54.3	60.9

	570.6	584.9	475.3	512.1

Non-Trading-Related
Cash	40.8	35.7	26.5	38.7
Investment securities	66.6	68.2	69.3	71.2
Loans, notes, and mortgages, net	70.4	68.7	66.0	60.6
Other non-trading assets	50.8	45.0	43.9	47.8

	228.6	217.6	205.7	218.3

Total assets	$799.2	$802.5	$681.0	$730.4

Liabilities
Trading-Related
Securities financing liabilities	$298.0	$315.4	$234.3	$272.7
Trading liabilities	99.7	117.1	88.9	105.7
Other trading-related payables	75.5	71.0	56.9	63.8

	473.2	503.5	380.1	442.2

Non-Trading-Related
Commercial paper and other short-term borrowings	13.4	9.3	3.9	6.5
Deposits	79.4	81.3	80.0	79.2
Long-term borrowings	140.0	130.0	132.4	122.4
Long-term debt issued to TOPrSSM partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	53.6	38.4	45.9	43.8

	289.5	262.1	265.3	255.0

Total liabilities	762.7	765.6	645.4	697.2

Total stockholders’ equity	36.5	36.9	35.6	33.2

Total liabilities and stockholders’ equity	$799.2	$802.5	$681.0	$730.4

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of June 30, 2006:

(dollars in millions)

	Expiration

		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$29,094	$28,651	$333	$110	$-
Liquidity and default facilities with SPEs(2)	10,359	9,013	1,100	-	246
Residual value guarantees(3)	1,069	66	169	330	504
Standby letters of credit and other guarantees (4)(5)(6)	3,918	1,547	584	1,475	312

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and an asset-backed commercial paper conduit sponsored by Merrill Lynch.
(2)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $173 million of reimbursement agreements with the Mortgage 100 sm program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.
Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations
In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at June 30, 2006. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)

	Expiration

		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$143,082	$24,628	$45,343	$35,824	$37,287
Purchasing and other commitments	7,748	5,548	675	576	949
Operating lease commitments	3,243	561	1,016	815	851

(1)	Includes long-term debt issued to TOPrS sm partnerships.

Commitments
At June 30, 2006, Merrill Lynch commitments had the following expirations:

(dollars in millions)

	Expiration

		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit	$77,463	$39,141	$11,036	$19,423	$7,863
Commitments to enter into resale agreements	12,169	12,169	-	-	-

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
Capital
At June 30, 2006, equity capital, as defined by Merrill Lynch, was comprised of $33.4 billion of common equity, $3.1 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrSsm partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrSsm partnerships, net of related investments.
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
Merrill Lynch continued to grow its equity capital base in the first half of 2006 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, including the adoption of SFAS No. 123R, partially offset by common stock repurchases and dividends. Equity capital of $39.1 billion at June 30, 2006 was 2% higher than at December 30, 2005.
On February 28, 2006, Merrill Lynch issued $360 million face value of floating rate, non-cumulative, perpetual preferred stock.
The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the second quarter of 2006, Merrill Lynch repurchased 41.4 million common shares at an average repurchase price of $73.26 per share.

On January 18, 2006, the Board of Directors declared an additional 25% increase in the regular quarterly dividend to 25 cents per common share.
Major components of the changes in equity capital for the first six months of 2006 are as follows:

(dollars in millions)

Balance at December 30, 2005	$38,144
Net earnings	2,108
Issuance of preferred stock	360
Common and preferred stock dividends	(549)
Common stock repurchases	(5,008)
Net effect of employee stock transactions and other(1)	4,030

Balance at June 30, 2006	$39,085

(1)	Includes effect of Accumulated other comprehensive loss, the reclassification of FACAAP liabilities to equity associated with the adoption of SFAS No. 123R, and other items.
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

The following table provides calculations of Merrill Lynch’s leverage ratios at June 30, 2006 and December 30, 2005:

(dollars in millions)

	June 30, 2006		Dec. 30, 2005

Total assets	$799,188		$681,015
Less:
Receivables under resale agreements	210,268		163,021
Receivables under securities borrowed transactions	111,580		92,484
Securities received as collateral	20,721		16,808
Add:
Trading liabilities, at fair value, excluding contractual agreements	66,554		60,178

Sub-total	523,173		468,880
Less:
Segregated cash and securities balances	18,307		11,949
Separate account assets	15,876		16,185

Adjusted assets	488,990		440,746
Less:
Goodwill and other intangible assets	6,936		6,035

Tangible adjusted assets	$482,054		$434,711
Stockholders’ equity	$36,541		$35,600
Add:
Long-term debt issued to TOPrSSM partnerships, net of related investments(1)	2,544		2,544

Equity capital	$39,085		$38,144
Tangible equity capital(2)	$32,149		$32,109
Leverage ratio(3)	20.4	x	17.9	x
Adjusted leverage ratio(4)	12.5	x	11.6	x
Tangible adjusted leverage ratio(5)	15.0	x	13.5	x

(1)	Due to the perpetual nature of TOPrSSM and other considerations, Merrill Lynch views the long-term debt issued to TOPrSSM partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrSSM partnerships is reported as a liability for accounting purposes. TOPrSSM related investments were $548 million at June 30, 2006 and December 30, 2005.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.
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
At June 30, 2006 and December 30, 2005, total long-term capital was as follows:

(dollars in billions)

	June 30,	Dec. 30,
	2006	2005

Equity capital	$39.1	$38.1
Long-term debt obligations(1)	104.1	99.3
Deposit liabilities(2)	66.6	69.9

Total long-term capital	$209.8	$207.3

(1)	Total long-term borrowings (excluding long term debt issued to TOPrS sm partnerships) less (1) the current portion and (2) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
(2)	Includes $56.0 billion and $10.6 billion of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at June 30, 2006, and $60.2 billion and $9.7 billion of deposits, respectively, at December 30, 2005 that are considered by management to be long-term.
The following items are generally financed with long-term capital:

•	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, goodwill and other intangible assets and fixed assets;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments; and

•	Portions of commitments to extend credit based on management’s estimate of the probability of drawdown.
At June 30, 2006, Merrill Lynch’s long-term capital sources of $209.8 billion exceeded Merrill Lynch’s estimated long-term capital requirements.
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
On May 16, 2006, ML & Co. issued $2.0 billion of subordinated debt. ML & Co. pays interest on this subordinated debt at an annual rate of 6.05%. The subordinated debt matures on May 16, 2016 and is junior in right of payment to all of ML & Co.’s senior indebtedness.

The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of June 30, 2006 (quarterly for two years and annually thereafter):
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
Major components of the change in long-term borrowings, including long-term debt issued to TOPrSsm partnerships, during the first six months of 2006 are as follows:

(dollars in billions)

Balance at December 30, 2005	$135.5
Issuance and resale	29.4
Settlement and repurchase	(22.5)
Other(1)	0.7

Balance at June 30, 2006(2)	$143.1

(1)	Relates to foreign exchange and other movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.
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

Merrill Lynch maintains a liquidity portfolio of U.S. Government and agency obligations and other instruments of high credit quality, funded predominantly with long term capital sources. The carrying value of this portfolio, net of related hedges, was $15.0 billion and $18.0 billion at June 30, 2006 and December 30, 2005, respectively. ML & Co. also maintained cash and cash equivalents, investments in short-term money market mutual funds, and certain highly liquid unencumbered securities of $7.1 billion and $7.4 billion at June 30, 2006 and December 30, 2005, respectively.
Merrill Lynch monitors the extent to which other unencumbered assets are available to ML & Co. as a source of funds, considering that some subsidiaries are restricted in their ability to upstream unencumbered assets to ML & Co. As of June 30, 2006 unencumbered assets, including amounts that may be restricted, were in excess of $150.1 billion, including the carrying value of the liquidity portfolio and cash balances. Of this amount, $40.1 billion, including the liquidity portfolio and cash, was available to ML & Co. at June 30, 2006, free of regulatory restrictions.
For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At June 30, 2006 and December 30, 2005, these short-term debt obligations are as follows:

(dollars in billions)

	June 30,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings	$13.4	$3.9
Current portion of long-term borrowings	24.6	22.8

Total short-term obligations	$38.0	$26.7

At June 30, 2006, Merrill Lynch’s liquidity portfolio, cash balances, maturing short-term assets and other unencumbered assets, some of which may be held in regulated entities but which management believes may be reasonably upstreamed to ML & Co., free of regulatory restrictions, were more than the amount that would be required to repay Merrill Lynch’s short-term obligations and other contingent cash outflows.
In addition to the sources of funding available to meet short-term obligations described above, Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed, multi-currency, unsecured bank credit facility that totaled $4.5 billion at June 30, 2006 and $4.0 billion at December 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2007. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for a further year beyond the expiration date in June 2007. At June 30, 2006 and December 30, 2005, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.
Merrill Lynch also maintains two committed, secured credit facilities which totaled $7.0 billion at June 30, 2006 and $5.5 billion at December 30, 2005. The facilities expire in December 2006 and May 2007 respectively. Both facilities include a one year term-out option that allows ML & Co. to extend borrowings under the facilities for a further year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At June 30, 2006 and December 30, 2005 there were no borrowings outstanding under either facility.
In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at June 30, 2006 and December 30, 2005. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At June 30, 2006 and December 30, 2005, there were no borrowings outstanding under this facility.
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
Total borrowings outstanding at June 30, 2006 were issued in the following currencies:

(USD equivalent in millions)

USD	$96,685	62%
EUR	31,204	20
JPY	10,602	7
GBP	8,990	5
AUD	3,192	2
CAD	2,752	2
Other	3,059	2

Total	$156,484	100%

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
The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on August 2, 2006 were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable, except for

Standard & Poor’s whose outlook on ML & Co. was raised to positive from stable on January 23, 2006.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA-	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	A+	A-

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At June 30, 2006, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $456 million in the event of a one-notch downgrade and approximately $1,024 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

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
The table that follows presents Merrill Lynch’s average and ending VaR for trading instruments for the first and second quarters of 2006 and the full-year 2005. Additionally, high and low VaR for the second quarter of 2006 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful. In the second quarter of 2006, Merrill Lynch made a refinement to the modeling of leveraged loans in the trading account, which lowered the trading VaR. Prior periods have been restated to reflect this refinement.

						Daily	Daily	Daily
	June 30,	March 31,	Dec. 30,	High	Low	Average	Average	Average
	2006	2006	2005	2Q06	2Q06	2Q06	1Q06	2005

Trading Value-at-Risk(1)
Interest rate and credit spread	$56	$35	$37	$56	$33	$44	$42	$37
Equity	19	21	16	39	11	25	11	12
Commodity	11	5	6	13	6	9	6	8
Currency	4	4	2	9	2	4	4	3

	90	65	61			82	63	60
Diversification benefit	(37)	(25)	(23)			(34)	(23)	(25)

Overall(2)	$53	$40	$38	$65	$37	$48	$40	$35

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall VaR using a 95% confidence level and a one-week holding period was $92 million at June 30, 2006, $76 million at March 31, 2006 and $63 million at December 30, 2005.

At June 30, 2006, trading VaR was higher than the first quarter of 2006 due to increases in credit spread exposures, and, to a lesser extent, higher commodity exposures. If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of its businesses, including certain proprietary trading activities and principal investments. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. Risk levels are monitored on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.
Non-Trading Market Risk
Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity investments. Also included are the risks related to treasury funding activities. Risks related to lending activities are covered in the Credit Risk section.
The primary market risk of non-trading investment securities, and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads which are defined as the differences in the yields on debt instruments from relevant LIBOR/ Swap rates. Non-trading investment securities include securities available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the second quarter of 2006, the total credit spread sensitivity of these instruments is a pre-tax loss of $22 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $20 million at the end of the first quarter of 2006 and $19 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
The interest rate risk associated with the foregoing non-trading positions, together with treasury funding activities is expressed as sensitivity to changes in the general level of interest rates. Treasury funding activities include LYONs®, TOPrSsm and other long-term debt together with interest rate hedges. At the end of the second quarter of 2006, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $2 million for a parallel one basis point increase in interest rates across all yield curves, unchanged from the end of the first quarter of 2006, and compared to $1 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
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

The following table presents a distribution of commercial loans and closed commitments for June 30, 2006, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. As of June 30, 2006, Merrill Lynch’s largest commercial lending industry concentration was to financial institutions including banks, insurance companies, finance companies, investment managers and other diversified financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on Merrill Lynch’s commercial lending related activities can be found in Note 6 to the Condensed Consolidated Financial Statements. The following table depicts Merrill Lynch’s commercial lending balances by credit quality, industry and country at June 30, 2006.

(dollars in millions)

	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

Investment grade	$18,163	$4,481	$16,748	$21,539
Non-investment grade	22,904	1,497	9,707	1,366

Total	$41,067	$5,978	$26,455	$22,905

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Financial Institutions	38%	12%	41%	30%
Consumer Goods and Services	27	49	27	15
Real Estate	13	8	5	4
Technology/ Media/ Telecommunications	4	11	3	18
Energy/ Utilities	2	7	5	17
Industrial/ Manufacturing Goods and Services	5	5	4	10
All Other	11	8	15	6

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	61%	70%	80%	76%
United Kingdom	14	4	10	5
Germany	2	-	1	8
Japan	4	5	-	-
Canada	3	1	2	3
All Other	16	20	7	8

Total	100%	100%	100%	100%

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
In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $14.4 billion of collateral, of which $7.1 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at June 30, 2006.

(dollars in millions)

	Years to Maturity				Cross-
					Maturity
Credit Rating(1)	0-3	3+- 5	5+- 7	Over 7	Netting(2)	Total

AAA	$1,434	$423	$190	$1,290	$(185)	$3,152
AA	3,420	929	960	3,346	(2,646)	6,009
A	2,991	1,139	1,146	2,953	(4,797)	3,432
BBB	1,743	452	466	1,662	(519)	3,804
Other	2,120	531	268	405	(187)	3,137

Total	$11,708	$3,474	$3,030	$9,656	$(8,334)	$19,534

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.
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

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)

	June 30,	Dec. 30,
	2006	2005

Trading assets:
Cash instruments	$20,397	$15,578
Derivatives	5,838	6,750
Trading liabilities — cash instruments	(3,304)	(3,400)
Collateral on derivative assets	(2,701)	(3,123)

Net trading asset exposure	$20,230	$15,805

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At June 30, 2006, the carrying value of such debt and equity securities totaled $694 million, of which 48% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $900 million at December 30, 2005, of which 61% related to market-making activities. Also included are distressed bank loans totaling $297 million and $290 million at June 30, 2006 and December 30, 2005, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	June 30,	Dec. 30,
	2006	2005

Investment securities	$500	$554
Other investments(1):
Partnership interests	3,245	2,371
Other equity investments(2)	2,646	2,086
Other assets	-	76

(1)	Includes a total of $665 million and $556 million in investments held by employee partnerships at June 30, 2006 and December 30, 2005, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 169 and 167 enterprises at June 30, 2006 and December 30, 2005, respectively.
In addition, Merrill Lynch had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $1.7 billion and $1.2 billion at June 30, 2006 and December 30, 2005, respectively, which primarily relate to commitments to invest in partnerships.

Recent Developments

New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for Merrill Lynch beginning in the first quarter of 2007. Merrill Lynch is currently evaluating the impact of adopting the Interpretation.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“ the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and consider what risks the variable interest entity was designed to create. The FSP is effective beginning in the third quarter of 2006 for all new entities with which Merrill Lynch becomes involved, and to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of the Interpretation. Merrill Lynch does not expect the adoption of the FSP to have a material impact on the Condensed Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140(“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155.
During the first quarter of 2006, Merrill Lynch adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. Merrill Lynch adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
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
The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis.
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
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) were reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets, has been reclassified to Paid-in Capital. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.

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

Statistical Data

	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.
	2005	2005	2005	2006	2006

Client Assets (dollars in billions)
Private Client:
U.S.	$1,234	$1,271	$1,341	$1,381	$1,370
Non-U.S.	115	113	117	121	124

Total Private Client Assets	1,349	1,384	1,458	1,502	1,494
MLIM direct sales(1)	236	272	291	316	326

Total Client Assets	$1,585	$1,656	$1,749	$1,818	$1,820

Assets Under Management(2)	$478	$524	$544	$581	$589
Retail	218	231	245	272	275
Institutional	215	246	250	259	266
Retail Separate Accounts	45	47	49	50	48
U.S.	311	322	333	347	346
Non-U.S.	167	202	211	234	243
Equity	249	285	299	330	333
Retail Money Market	46	45	45	48	46
Institutional Liquidity Funds	68	74	77	78	83
Fixed Income	115	120	123	125	127

Net New Money (dollars in billions)
All Private Client Accounts(3)	$7	$11	$17	$18	$7
Annuitized-Revenue Products(3)(4)	$8	$10	$10	$13	$10
Assets Under Management	$(2)	$12	$11	$15	$8

Full-Time Employees:(5)
U.S.	40,900	41,900	43,200	43,400	43,600
Non-U.S.	10,900	11,200	11,400	12,100	12,400

Total	51,800	53,100	54,600	55,500	56,000

Private Client Financial Advisors:(6)	14,420	14,690	15,160	15,350	15,520

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$626,140	$670,593	$681,015	$732,240	$799,188
Total stockholders’ equity	$33,041	$33,630	$35,600	$37,825	$36,541
Book value per common share	$33.63	$34.66	$35.82	$37.19	$37.18
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	897,524	881,409	876,230	883,737	885,373
Diluted	978,504	968,493	970,673	981,085	973,324
Common shares outstanding at period end	930,867	921,699	919,201	933,443	898,124

Note:	Certain prior period amounts have been reclassified to conform to the current period presentation.
(1) Reflects funds managed by MLIM not sold through Private Client channels.

(2)	Includes $5 billion of accounts managed by GPC at the end of 2Q05, 3Q05, 4Q05 and 1Q06, and $6 billion at the end of 2Q06.
(3)	GPC net new money excludes flows associated with the Institutional Advisory Division which serves certain small- and middle-market companies, as well as net outflows in the Amvescap retirement business and the Advest acquisition prior to its system conversion in early March.
(4)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products.
(5)	Excludes 100 full-time employees on salary continuation severance at the end of 2Q05, 3Q05, and 200 at the end of 4Q05, 1Q06; and 300 at the end of 2Q06.
(6)	Includes 140 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end of 2Q06.

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
In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005 and ML & Co’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:
Enron Litigation
United States v. Brown, et al.: On August 1, 2006, the United States Court of Appeals for the Fifth Circuit vacated the conviction of four former Merrill Lynch employees for conspiracy and wire fraud related to Enron’s alleged misrepresentations of its financial condition. The court affirmed the conviction of one of those former employees for perjury and obstruction of a Grand Jury investigation.
Newby v. Enron Corp. et al.: On July 5, 2006, the district court issued an order certifying the case as a class action. On July 19, 2006, Merrill Lynch and other defendants appealed that order to the United States Court of Appeals for the Fifth Circuit. Merrill Lynch’s appeal, which plaintiff opposes, challenges the district court’s rulings on 1) the standards for determining whether conduct amounts to a primary violation of the federal securities laws (which is actionable) or aiding and abetting (which is not actionable), 2) defendants’ potential liability for the conduct of others who allegedly caused losses to Enron’s investors, and 3) whether the so-called fraud-on-the-market theory, which is important to class certification, applies to the allegations against Merrill Lynch. On July 31, 2006, the district court denied plaintiff’s August 3, 2005 motion for partial summary judgment against Merrill Lynch. On August 2, 2006, plaintiff and certain defendants, including Merrill Lynch, requested that the start of the trial be postponed from October 16, 2006 to April 9, 2007.
Research
In re Merrill Lynch & Co., Inc. Shareholders Litigation: In July 2006, this matter was settled for an amount that did not have a material impact on ML & Co.’s financial condition or results of operations. The settlement is subject to documentation and court approval.
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: On June 19, 2006, the Supreme Court requested the government to submit its views on whether the defendants’ petition for certiorari should be granted. The petition seeks review of an appellate court decision reversing the district court’s dismissal of the action. The government has not yet submitted its views to the Supreme Court, and the Supreme Court has not yet decided whether to grant the petition for certiorari.
IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: On May 1, 2006, plaintiff filed an appeal of the district court’s decision declining to certify a class with the United States Court of Appeals for the Second Circuit. On August 1, 2006, the court of appeals agreed to hear the appeal.

Short Sales
Electronic Trading Group, LLC v. Banc of America Securities LLC, et al: Plaintiffs have advised the defendants that they intend to file an amended complaint on or before September 5, 2006. The defendants, including Merrill Lynch, will then have until November 8, 2006, to move to dismiss the amended complaint.
Avenius v. Banc of America Securities LLC, et al: On June 22, 2006, 37 purchasers of securities of Nova Star Financial filed an action against eleven financial services firms, including Merrill Lynch, in the California Superior Court in San Francisco. The case alleges that the defendants improperly depressed the price of Nova Star Financial shares by facilitating short sales that did not comply with regulatory requirements. The case was removed to federal court on July 21. Merrill Lynch intends to vigorously defend itself against these charges.
SwissAir
On July 24, 2006, Merrill Lynch Capital Markets Bank AG (“MLCMB AG”) filed its defense to the claims of the Liquidator of SAirGroup (“SwissAir”) in the commercial court of Zurich. The first hearing that considers the merits of the claims is likely to take place in late 2006 or early 2007.
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
The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended June 30, 2006.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Apr. 1, 2006 – May 5, 2006)
Capital Management Program	15,654,300	$78.35	15,654,300	$4,130
Employee Transactions(2)	321,560	77.31	N/A	N/A
Month #2 (May 6, 2006 – Jun. 2, 2006)
Capital Management Program	10,442,676	$72.56	10,442,676	$3,372
Employee Transactions(2)	336,242	72.07	N/A	N/A
Month #3 (Jun. 3, 2006 – Jun. 30, 2006)
Capital Management Program	15,309,000	$68.53	15,309,000	$2,323
Employee Transactions(2)	404,666	67.78	N/A	N/A

Second Quarter 2006 (Apr. 1, 2006 – Jun. 30, 2006)
Capital Management Program	41,405,976	$73.26	41,405,976	$2,323
Employee Transactions(2)	1,062,468	72.02	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2005 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 28, 2006, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

Item 6.	Exhibits

3	ML & Co.’s Amended and Restated By-Laws, effective as of July 24, 2006.
4	Instruments defining the rights of security holders, including indentures:
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
4.1	Supplemental Indenture dated as of May 16, 2006 between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated May 16, 2006)
10.1	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (filed as Exhibit 10.3 to ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).
10.2	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and New Boise, Inc.
11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of “Non-GAAP” Measures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
(Registrant)

By:	/s/ Jeffrey N. Edwards

Jeffrey N. Edwards
Senior Vice President and
Chief Financial Officer

By:	/s/ Laurence A. Tosi

Laurence A. Tosi
Senior Vice President and Finance Director
Principal Accounting Officer
Date: August 4, 2006

INDEX TO EXHIBITS
Exhibit

3	ML & Co.’s Amended and Restated By-Laws, effective as of July 24, 2006.
4	Instruments defining the rights of security holders, including indentures:
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
4.1	Supplemental Indenture dated as of May 16, 2006 between ML & Co. and JPMorgan Chase Bank, N.A. (filed as Exhibit 4(a) to ML & Co.’s Report on Form 10-Q for the quarterly period ended March 31, 2006).
10.1	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (filed as Exhibit 10.3 to ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).
10.2	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and New Boise, Inc.
11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
12	Statement re: computation of ratios.
15	Letter re: unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of “Non-GAAP” Measures.