Form 10-Q
period 2006-09-29
MERRILL LYNCH & CO INC
filed 2006-11-03
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

X   YES          NO

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

881,306,718 shares of Common Stock and 2,663,196 Exchangeable Shares were outstanding as of the close of business on October 27, 2006. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006
TABLE OF CONTENTS

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

We will post on our website amendments to our Guidelines for Business Conduct and Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange. The information on Merrill Lynch’s website is not incorporated by reference into this Report. Shareholders may obtain printed copies of these documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_ _secretary@ml.com.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Sept. 29,	Sept. 30,	Percent
(in millions, except per share amounts)	2006	2005	Inc. (Dec.)

Net Revenues
Asset management and portfolio service fees	$1,782	$1,527	16.7%
Principal transactions	1,681	917	83.3
Commissions	1,383	1,342	3.1
Investment banking	857	880	(2.6)
Revenues from consolidated investments	210	142	47.9
Other	776	548	41.6

Subtotal	6,689	5,356	24.9

Interest and dividend revenues	10,690	7,039	51.9
Less interest expense	9,452	5,717	65.3

Net interest profit	1,238	1,322	(6.4)

Gain on merger	1,969	-	N/M

Total Net Revenues	9,896	6,678	48.2

Non-Interest Expenses
Compensation and benefits	3,950	3,270	20.8
Communications and technology	485	405	19.8
Brokerage, clearing, and exchange fees	268	190	41.1
Occupancy and related depreciation	259	235	10.2
Professional fees	224	173	29.5
Advertising and market development	164	138	18.8
Expenses of consolidated investments	142	91	56.0
Office supplies and postage	53	48	10.4
Other	223	192	16.1

Total Non-Interest Expenses	5,768	4,742	21.6

Earnings Before Income Taxes	4,128	1,936	113.2
Income tax expense	1,083	560	93.4

Net Earnings	$3,045	$1,376	121.3
Preferred Stock Dividends	50	18	177.8

Net Earnings Applicable to Common Stockholders	$2,995	$1,358	120.5

Earnings Per Common Share
Basic	$3.50	$1.54

Diluted	$3.17	$1.40

Dividend Paid Per Common Share	$0.25	$0.20

Average Shares Used in Computing
Earnings Per Common Share
Basic	855.8	881.4

Diluted	945.3	968.5

 See Notes to Condensed Consolidated Financial Statements.
 N/M = Not Meaningful

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Nine Months Ended
	Sept. 29,	Sept. 30,	Percent
(in millions, except per share amounts)	2006	2005	Inc. (Dec.)

Net Revenues
Asset management and portfolio service fees	$5,234	$4,393	19.1%
Principal transactions	4,856	2,868	69.3
Commissions	4,571	3,930	16.3
Investment banking	2,984	2,613	14.2
Revenues from consolidated investments	500	353	41.6
Other	2,440	1,582	54.2

Subtotal	20,585	15,739	30.8

Interest and dividend revenues	29,044	18,544	56.6
Less interest expense	25,582	15,054	69.9

Net interest profit	3,462	3,490	(0.8)

Gain on merger	1,969	-	N/M

Total Net Revenues	26,016	19,229	35.3

Non-Interest Expenses
Compensation and benefits	13,680	9,514	43.8
Communications and technology	1,367	1,196	14.3
Brokerage, clearing, and exchange fees	769	625	23.0
Occupancy and related depreciation	749	695	7.8
Professional fees	620	534	16.1
Advertising and market development	499	424	17.7
Expenses of consolidated investments	334	211	58.3
Office supplies and postage	167	151	10.6
Other	761	679	12.1

Total Non-Interest Expenses	18,946	14,029	35.0

Earnings Before Income Taxes	7,070	5,200	36.0
Income tax expense	1,917	1,477	29.8

Net Earnings	$5,153	$3,723	38.4
Preferred Stock Dividends	138	42	228.6

Net Earnings Applicable to Common Stockholders	$5,015	$3,681	36.2

Earnings Per Common Share
Basic	$5.73	$4.11

Diluted	$5.19	$3.76

Dividend Paid Per Common Share	$0.75	$0.56

Average Shares Used in Computing
Earnings Per Common Share
Basic	875.0	895.6

Diluted	966.6	980.1

 See Notes to Condensed Consolidated Financial Statements.
 N/M = Not Meaningful

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 29,	Dec. 30,
(dollars in millions)	2006	2005

ASSETS

Cash and cash equivalents	$30,368	$14,586

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	14,908	11,949

Securities financing transactions
Receivables under resale agreements	189,893	163,021
Receivables under securities borrowed transactions	105,463	92,484

	295,356	255,505

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $44,979 in 2006 and $38,678 in 2005)
Equities and convertible debentures	38,753	32,933
Mortgages, mortgage-backed, and asset-backed	35,133	29,233
Corporate debt and preferred stock	34,427	27,436
Contractual agreements	33,468	26,216
Non-U.S. governments and agencies	19,128	15,157
U.S. Government and agencies	15,495	8,936
Municipals and money markets	5,307	5,694
Commodities and related contracts	2,350	3,105

	184,061	148,710

Investment securities	76,393	69,273

Securities received as collateral	26,863	16,808

Other receivables
Customers (net of allowance for doubtful accounts of $46 in 2006 and 2005)	43,663	40,451
Brokers and dealers	13,286	12,127
Interest and other	25,491	15,619

	82,440	68,197

Loans, notes, and mortgages (net of allowances for loan losses of $481 in 2006 and $406 in 2005)	71,058	66,041

Separate accounts assets	11,886	16,185

Equipment and facilities (net of accumulated depreciation and amortization of $5,078 in 2006 and $4,865 in 2005)	2,629	2,313

Goodwill and other intangible assets	2,263	6,035

Other assets	6,499	5,413

Total Assets	$804,724	$681,015

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 29,	Dec. 30,
(dollars in millions, except per share amounts)	2006	2005

LIABILITIES

Securities financing transactions
Payables under repurchase agreements	$236,857	$198,152
Payables under securities loaned transactions	18,080	19,335

	254,937	217,487

Commercial paper and other short-term borrowings	8,468	3,902

Deposits	77,902	80,016

Trading liabilities, at fair value
Contractual agreements	36,652	28,755
Equities and convertible debentures	26,125	19,119
Non-U.S. governments and agencies	14,151	19,217
U.S. Government and agencies	12,137	12,478
Corporate debt and preferred stock	7,768	6,203
Commodities and related contracts	1,670	2,029
Municipals, money markets and other	1,370	1,132

	99,873	88,933

Obligation to return securities received as collateral	26,863	16,808

Other payables
Customers	44,465	35,619
Brokers and dealers	33,068	19,528
Interest and other	42,325	28,501

	119,858	83,648

Liabilities of insurance subsidiaries	2,830	2,935

Separate accounts liabilities	11,886	16,185

Long-term borrowings	160,364	132,409

Long-term debt issued to TOPrSsm partnerships	3,092	3,092

Total Liabilities	766,073	645,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2006 - 105,000 shares; 2005 - 93,000 shares)	3,147	2,773
Less: Treasury stock, at cost (2006 - 615 shares; 2005 - 3,315 shares)	23	100

Total Preferred Stockholders’ Equity	3,124	2,673

Common Stockholders’ Equity
Shares exchangeable into common stock	39	41
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2006 - 1,199,401,807 shares; 2005 - 1,148,714,008 shares)	1,598	1,531
Paid-in capital	17,935	13,320
Accumulated other comprehensive loss (net of tax)	(877)	(844)
Retained earnings	31,142	26,824

	49,837	40,872
Less: Treasury stock, at cost (2006 - 319,426,179 shares; 2005 - 233,112,271 shares)	14,310	7,945

Total Common Stockholders’ Equity	35,527	32,927

Total Stockholders’ Equity	38,651	35,600

Total Liabilities and Stockholders’ Equity	$804,724	$681,015

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the
	Nine Months Ended
	Sept. 29,	Sept. 30,
(dollars in millions)	2006	2005

Cash flows from operating activities:
Net earnings	$5,153	$3,723
Noncash items included in earnings:
Gain on merger	(1,969)	-
Depreciation and amortization	378	358
Share-based compensation expense	2,828	757
Deferred taxes	(569)	151
Undistributed earnings from equity investments	(304)	(295)
Other	704	825
Changes in operating assets and liabilities:
Trading assets	(35,461)	1,552
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(1,952)	6,139
Receivables under resale agreements	(26,871)	(53,101)
Receivables under securities borrowed transactions	(12,979)	9,707
Customer receivables	(3,795)	(6,310)
Brokers and dealers receivables	(1,210)	(1,143)
Proceeds from loans, notes, and mortgages held for sale	22,645	17,013
Other changes in loans, notes, and mortgages held for sale	(28,375)	(17,979)
Trading liabilities	2,954	(8,252)
Payables under repurchase agreements	38,705	31,895
Payables under securities loaned transactions	(1,255)	(1,103)
Customer payables	8,846	3,384
Brokers and dealers payables	13,577	(4,132)
Other, net	5,488	(1,981)

Cash used for operating activities	(13,462)	(18,792)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	9,908	20,047
Sales of available-for-sale securities	13,413	27,154
Purchases of available-for-sale securities	(22,381)	(42,862)
Maturities of held-to-maturity securities	2	15
Purchases of held-to-maturity securities	(3)	-
Loans, notes, and mortgages held for investment, net	682	(7,411)
Transfer of cash balances related to merger	(651)	-
Other investments and other assets	(2,695)	127
Equipment and facilities, net	(734)	(175)

Cash used for investing activities	(2,459)	(3,105)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and other short-term borrowings	4,566	78
Issuance and resale of long-term borrowings	53,265	44,786
Settlement and repurchases of long-term borrowings	(27,556)	(30,401)
Deposits	(2,114)	(1,907)
Derivative and other financing transactions	8,219	4,515
Issuance of common stock	1,148	582
Issuance of preferred stock	360	1,110
Common stock repurchases	(6,321)	(2,986)
Other stock transactions	585	26
Dividends paid on common and preferred stock	(835)	(566)
Excess tax benefits related to stock-based compensation	386	-

Cash provided by financing activities	31,703	15,237

Increase (decrease) in cash and cash equivalents	15,782	(6,660)
Cash and cash equivalents, beginning of period	14,586	20,790

Cash and cash equivalents, end of period	$30,368	$14,130

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$2,134	$906
Interest	24,976	14,796
Non-cash investing and financing activities:
The investment recorded in connection with the merger of the MLIM business with BlackRock (see Note 2) totaled $7.7 billion. The book value of net asset transfers, derecognition of goodwill and other adjustments totaled $4.9 billion.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2006

Note 1.	Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the Annual Report on Form 10-K for the year ended December 30, 2005 (“2005 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”), whose subsidiaries are generally controlled through a majority voting interest but may be controlled by means of a significant minority ownership, by contract, lease or otherwise. In certain cases, Merrill Lynch subsidiaries (i.e., Variable Interest Entities (“VIEs”)) may also be consolidated based on a risks and rewards approach as required by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46R”). Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three- and nine-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

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

During the second quarter of 2006, Merrill Lynch began reporting cash flows from loans held for sale as operating activities, whereas in prior periods, these loans were classified as investing activities. Merrill Lynch corrected the previously presented cash flows for these loans to conform to U.S. Generally Accepted Accounting Principles. All prior period amounts have been restated to conform to this presentation.

Merrill Lynch offers a broad array of products and services to its diverse client base of individuals, small to mid-size businesses, employee benefit plans, corporations, financial institutions, and governments around the world. These products and services are offered from a number of locations around the world. In some cases, the same or similar products and services may be offered to both individual and institutional clients, utilizing the same infrastructure. In other cases, a single infrastructure may be used to support multiple products and services offered to clients. When Merrill Lynch analyzes its profitability, it does not focus on the profitability of a single product or service. Instead, Merrill Lynch looks at the profitability of businesses offering an array of products and services to various types of clients. The profitability of the products and services offered to individuals, small to mid-size businesses, and employee benefit plans is analyzed separately from the profitability of products and services offered to corporations, financial institutions, and governments, regardless of whether there is commonality in products and services infrastructure. As such, Merrill Lynch does not separately disclose the costs associated with the products and services sold or general and administrative costs, in total or by product.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by the Emerging Issues Task Force on Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to consider changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of the adoption. Merrill Lynch is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of 2007 as permitted and whether the adoption will have a material impact on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its consolidated balance sheets. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (loss), net of tax. These provisions of SFAS No. 158 are effective for Merrill Lynch for year-end 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. Merrill Lynch has historically used a September 30 measurement date. Under the provisions of SFAS No. 158, Merrill Lynch will be required to change its measurement date to coincide with its December year-end. This provision of SFAS No. 158 will be effective for Merrill Lynch beginning with year-end 2008. Merrill Lynch is currently assessing the impact of the adoption of SFAS No. 158 on the Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under the SAB No. 108 approach. Merrill Lynch does not expect the adoption of SAB No. 108 to have a material impact on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for Merrill Lynch beginning in the first quarter of 2007. Merrill Lynch is currently evaluating the impact of adopting FIN 48 on the Condensed Consolidated Financial Statements.

In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and should consider what risks the variable interest entity was designed to create. Merrill Lynch adopted the FSP beginning in the third quarter of 2006 for all new entities with which Merrill Lynch became involved. Merrill Lynch will apply the provisions of the FSP to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of the Interpretation. The adoption of the FSP during the third quarter did not have a material impact on the Condensed Consolidated Financial Statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, for any financial instruments which the fair value election is made, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155 on the Condensed Consolidated Financial Statements.

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

Through the end of the third quarter of 2006, Merrill Lynch aligned its operations into three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and Merrill Lynch Investment Managers (“MLIM”). GMI provides full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world, and in connection with proprietary trading activities. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM managed financial assets for individual, institutional and corporate clients. Refer to

Note 3 to the 2005 Annual Report for information on the principal methodologies used in preparing the segment results.

On September 29, 2006, Merrill Lynch completed the merger of its MLIM business with BlackRock, Inc. (“BlackRock”). Merrill Lynch received 65 million BlackRock common and preferred shares in the combined company representing a 45% voting interest. At the completion of this merger, Merrill Lynch recognized a pre-tax gain of $2.0 billion, along with related non-interest expenses of $202 million for a total after-tax net benefit of $1.1 billion. Merrill Lynch’s investment in BlackRock is $7.7 billion and is included in Investment securities on the Condensed Consolidated Balance Sheet and in the MLIM segment at September 29, 2006. Additionally, in connection with the merger, the goodwill associated with the MLIM business has been derecognized on the Condensed Consolidated Balance Sheet at September 29, 2006. The gain and related one-time expenses associated with the closing of the BlackRock merger are reflected in the Corporate segment. Merrill Lynch will account for its investment in BlackRock under the equity method of accounting and record its share of BlackRock’s earnings, net of expenses and taxes, in revenues on the Consolidated Statement of Earnings.

As this transaction closed on the last day of the fiscal quarter, Merrill Lynch’s third quarter 2006 results of operations include the full quarter results for MLIM. Additionally, cash flows associated with MLIM’s business for the entire nine months ended September 29, 2006 have been included in Merrill Lynch’s Condensed Consolidated Statement of Cash Flows. However, the balance sheet related to the business transferred was not included in Merrill Lynch’s Condensed Consolidated Balance Sheet at September 29, 2006. Similarly, MLIM’s Assets Under Management were transferred to BlackRock upon completion of the merger and are no longer included in Merrill Lynch’s consolidated Assets Under Management.

Revenues and expenses associated with inter-segment activities are recognized in each segment and eliminated in the Corporate segment. Inter-segment revenues and expenses primarily consist of certain MLIM and GMI products that are distributed through GPC distribution channels and, to a lesser extent, certain MLIM products that are distributed through GMI. Merrill Lynch has revenue and expense sharing agreements for joint activities between segments, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities.

The following segment results represent the information that is used by management in its decision-making processes. Prior period amounts have been reclassified to conform to the current period presentation.

Results by business segment are as follows:

(dollars in millions)

	GMI	GPC	MLIM	Corporate		Total

Three Months Ended Sept. 29, 2006(3)
Non-interest revenues	$3,640	$2,326	$693	$1,999	(1)	$8,658
Net interest profit	756	499	7	(24	)(2)	1,238

Net revenues	4,396	2,825	700	1,975		9,896
Non-interest expenses	2,937	2,214	416	201		5,768

Pre-tax earnings	$1,459	$611	$284	$1,774		$4,128

Quarter-end total assets(4)	$720,195	$73,690	$8,028	$2,811		$804,724

Three Months Ended Sept. 30, 2005
Non-interest revenues	$2,662	$2,243	$443	$8	(1)	$5,356
Net interest profit	983	448	13	(122	)(2)	1,322

Net revenues	3,645	2,691	456	(114)		6,678
Non-interest expenses	2,356	2,101	294	(9)		4,742

Pre-tax earnings (loss)	$1,289	$590	$162	$(105)		$1,936

Quarter-end total assets	$579,961	$76,166	$8,048	$6,418		$670,593

Nine Months Ended Sept. 29, 2006(3)(5)
Non-interest revenues	$11,420	$7,245	$1,867	$2,022	(1)	$22,554
Net interest profit	2,109	1,564	33	(244	)(2)	3,462

Net revenues	13,529	8,809	1,900	1,778		26,016
Non-interest expenses	10,365	7,132	1,263	186		18,946

Pre-tax earnings	$3,164	$1,677	$637	$1,592		$7,070

Nine Months Ended Sept. 30, 2005
Non-interest revenues	$7,803	$6,665	$1,264	$7	(1)	$15,739
Net interest profit	2,598	1,197	10	(315	)(2)	3,490

Net revenues	10,401	7,862	1,274	(308)		19,229
Non-interest expenses	6,890	6,305	864	(30)		14,029

Pre-tax earnings (loss)	$3,511	$1,557	$410	$(278)		$5,200

(1)	Includes the elimination of intersegment revenues and expenses.
(2)	The Corporate segment also includes acquisition financing costs and other corporate interest, including the impact of Trust Originated Preferred Securities (“TOPrSSM”).
(3)	The Corporate segment’s results for the three and nine months ended September 29, 2006 include $2.0 billion of non-interest revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(4)	MLIM’s quarter-end total assets as of September 29, 2006 include Merrill Lynch’s investment in BlackRock, as well as MLIM’s allocation of other shared assets.
(5)	The nine months ended September 29, 2006 results include the impact of the $1.8 billion, pre-tax, one-time compensation expenses incurred in the first quarter of 2006. These one-time compensation expenses were recorded as follows: $1.4 billion to GMI, $281 million to GPC and $109 million to MLIM; refer to Note 1 to the Condensed Consolidated Financial Statements for further information.

Note 3.	Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, mortgages, mortgage-backed and asset-backed securities, corporate debt and preferred stock, equities and convertible debentures, municipals and money markets, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 29, 2006 and December 30, 2005, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $573 billion and $538 billion, respectively, and the fair value of the portion that has been sold or repledged was $445 billion and $402 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Securities Exchange Act Rule 15c3-3 of the SEC. At September 29, 2006 and December 30, 2005, the fair value of collateral used for this purpose was $18.9 billion and $15.5 billion, respectively.

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 29, 2006 and December 30, 2005 are as follows:

(dollars in millions)

	Sept. 29, 2006	Dec. 30, 2005

Trading asset category
Mortgages, mortgage-backed, and asset-backed	$23,680	$14,457
Corporate debt and preferred stock	13,133	10,394
U.S. Government and agencies	8,756	6,711
Equities and convertible debentures	2,887	4,019
Non-U.S. governments and agencies	2,354	3,353
Municipals and money markets	500	100

Total	$51,310	$39,034

Note 4.	Investment Securities

Investment securities at September 29, 2006 and December 30, 2005 are presented below:

(dollars in millions)

	Sept. 29, 2006	Dec. 30, 2005

Investment securities
Available-for-sale(1)	$53,305	$54,471
Trading	6,151	5,666
Held-to-maturity	284	271
Non-qualifying(2)
Equity investments(3)	18,286	9,795
Investments of insurance subsidiaries(4)	1,185	1,174
Deferred compensation hedges(5)	1,733	1,457
Investments in TOPrSSM partnerships and other investments	755	738

Total	$81,699	$73,572

(1)	At September 29, 2006 and December 30, 2005, includes $5.3 billion and $4.3 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock at September 29, 2006.
(4)	Primarily represents insurance policy loans.
(5)	Represents investments which economically hedge deferred compensation liabilities.

Note 5.	Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

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

Merrill Lynch securitized assets of approximately $91.5 billion and $64.5 billion for the nine months ended September 29, 2006 and September 30, 2005, respectively. For the nine months ended September 29, 2006 and September 30, 2005, Merrill Lynch received $92.1 billion and $65.2 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $346.1 million and $329.3 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.

For the first nine months of 2006 and 2005, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Nine Months Ended

	Sept. 29, 2006	Sept. 30, 2005

Asset category
Residential mortgage loans	$67,777	$42,788
Municipal bonds	11,141	12,205
Corporate and government bonds	3,220	1,825
Commercial loans and other	9,988	8,359

	$92,126	$65,177

Retained interests in securitized assets were approximately $6.5 billion and $4.0 billion at September 29, 2006 and December 30, 2005, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 29, 2006 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Retained interest amount	$5,459	$848	$218
Weighted average credit losses (rate per annum)	0.8%	0.0%	0.5%
Range	0.0 – 6.8%	0.0%	0.0 – 4.5%
Impact on fair value of 10% adverse change	$(70)	$-	$(1)
Impact on fair value of 20% adverse change	$(135)	$-	$(3)
Weighted average discount rate	8.1%	4.1%	9.7%
Range	0.0 – 35.0%	1.9 – 8.2%	0.0 – 23.6%
Impact on fair value of 10% adverse change	$(154)	$(84)	$(5)
Impact on fair value of 20% adverse change	$(306)	$(131)	$(10)
Weighted average life (in years)	4.4	1.5	2.0
Range	0.0 – 28.7	0.1 – 3.0	1.6 – 16.6
Weighted average prepayment speed (CPR)	17.7%	11.0%(1)	6.1%
Range	0.0 – 70.0%	2.0 – 23.9%(1)	0.0 – 50.3%
Impact on fair value of 10% adverse change	$(104)	$-	$(1)
Impact on fair value of 20% adverse change	$(167)	$-	$(2)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of September 29, 2006 are as follows:

	Residential	Municipal
	Mortgage Loans	Bonds	Other

Credit losses (rate per annum)	0.9%	0.0%	0.3%
Weighted average discount rate	8.4%	4.0%	9.3%
Weighted average life (in years)	4.4	3.5	1.3
Prepayment speed assumption (CPR)	17.2%	9.0%	3.6%

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

The maximum commitment under these liquidity and default guarantees totaled $34.1 billion and $29.9 billion at September 29, 2006 and December 30, 2005, respectively. The fair value of the guarantees approximated $36 million and $14 million at September 29, 2006 and December 30, 2005, respectively, which is reflected in the Condensed Consolidated Financial Statements. Of these arrangements, $6.9 billion at September 29, 2006 and December 30, 2005, represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 10 to the Condensed Consolidated Financial Statements and in Note 12 of the 2005 Annual Report.

The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of September 29, 2006 and December 30, 2005:

(dollars in millions)

	Residential	Municipal
	Mortgage Loans	Bonds	Other

September 29, 2006
Principal amount outstanding	$107,276	$18,942	$17,475
Delinquencies	2,427	–	11

December 30, 2005
Principal amount outstanding	$82,468	$19,745	$10,416
Delinquencies	688	–	–

Net credit losses associated with securitized financial assets for the nine months ended September 29, 2006 and September 30, 2005 approximated $79 million and $32 million, respectively.

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

The following table summarizes Merrill Lynch’s involvement with VIEs as of September 29, 2006 and December 30, 2005, respectively. The table below does not include information on QSPEs.

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

(dollars in millions)

				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
Description	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure	Size(4)	Exposure

September 29, 2006
Loan and real estate VIEs	$3,073	$2,997	$-	$203	$169	$-	$-
Tax planning VIEs(1)(2)	30,670	9,696	6,108	657	25	-	-
Guaranteed and other funds	2,025	1,563	462	4,964	4,948	-	-
Credit linked note and other VIEs(3)	141	41	-	-	-	10,382	799

December 30, 2005
Loan and real estate VIEs	$5,144	$5,140	$-	$116	$63	$-	$-
Tax planning VIEs(1)(2)	29,617	8,365	5,823	5,416	2,297	-	-
Guaranteed and other funds	1,802	1,349	464	2,981	2,973	-	-
Credit linked note and other VIEs(3)	130	30	-	-	-	8,835	780

(1)	Recourse to Merrill Lynch associated with Tax Planning VIEs primarily relates to transactions where the investors in the debt issued by the VIEs have recourse to both the assets of the VIEs and to Merrill Lynch, as well as certain indemnifications made by Merrill Lynch to the investors in the VIEs.
(2)	The maximum exposure for Tax Planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made by Merrill Lynch to investors in the VIEs.
(3)	The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position as of September 29, 2006 and December 30, 2005, respectively.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FASB Interpretation No. 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 6.	Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit at September 29, 2006 and December 30, 2005, are presented below. This disclosure includes commitments to extend credit that may result in loans held for investment and loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Sept. 29,	Dec. 30,	Sept. 29,	Dec. 30,
	2006	2005	2006(2)(3)	2005(3)

Consumer and small- and middle-market business:
Mortgages	$17,298	$18,172	$7,220	$6,376
Small- and middle-market business	3,173	4,994	2,159	3,062
Other	2,945	2,558	200	75
Commercial:
Secured	41,101	36,571	43,823	34,583
Unsecured investment grade	5,656	3,283	23,441	22,061
Unsecured non-investment grade	1,366	869	2,182	980

	71,539	66,447	79,025	67,137
Allowance for loan losses	(481)	(406)	-	-
Reserve for lending-related commitments	-	-	(317)	(281)

Total, net	$71,058	$66,041	$78,708	$66,856

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 10 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at September 29, 2006, Merrill Lynch entered into agreements to purchase $1.5 billion of loans that, upon settlement, are likely to be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $96 million at December 30, 2005. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Nine Months Ended

	Sept. 29,	Sept. 30,
	2006	2005

Allowance for loan losses at beginning of period	$406	$283
Provision for loan losses	99	149
Charge-offs	(37)	(58)
Recoveries	12	9

Net charge-offs	(25)	(49)
Other	1	(1)

Allowance for loan losses at end of period	$481	$382

Consumer and small- and middle-market business loans, which are substantially secured, consisted of approximately 268,000 individual loans at September 29, 2006, and included residential mortgages,

home equity loans, small- and middle-market business loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which at September 29, 2006 consisted of approximately 9,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, and other loans to businesses. The principal balance of nonaccrual loans was $202 million at September 29, 2006 and $256 million at December 30, 2005. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings.

Non-investment grade counterparties are those rated lower than BBB. In some cases, Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $10.0 billion and $7.9 billion at September 29, 2006 and December 30, 2005, respectively. For information on credit risk management see Note 6 of the 2005 Annual Report.

The above amounts include $18.0 billion and $12.3 billion of loans held for sale at September 29, 2006 and December 30, 2005, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At September 29, 2006, such loans consisted of $5.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $12.4 billion of commercial loans, approximately 32% of which are to investment grade counterparties. At December 30, 2005, such loans consisted of $3.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $8.9 billion of commercial loans, approximately 22% of which are to investment grade counterparties.

For further information on loans, notes and mortgages, see Notes 1 and 8 of the 2005 Annual Report.

Note 7.	Commercial Paper, Short- and Long-Term Borrowings, and Deposits

ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

During the second quarter of 2006, ML & Co. issued $2.0 billion of subordinated debt which matures on May 16, 2016. ML & Co. pays interest on this subordinated debt at an annual rate of 6.05%. During the third quarter of 2006, ML & Co. issued an additional $1.8 billion and EUR 1.5 billion of subordinated debt through two separate issuances that mature on September 15, 2026 and September 14, 2018, respectively. Both issuances include fixed rate and floating rate tranches. All of ML & Co.’s subordinated debt is junior in right of payment to all of ML & Co.’s senior indebtedness.

Total borrowings at September 29, 2006 and December 30, 2005, which is comprised of commercial paper and other short-term borrowings, long-term borrowings and long-term debt issued to TOPrSSM partnerships, consisted of the following:

(dollars in millions)

	Sept. 29,	Dec. 30,
	2006	2005

Senior debt issued by ML & Co.	$129,045	$111,533
Senior debt issued by subsidiaries — guaranteed by ML & Co.	19,736	13,036
Subordinated debt issued by ML & Co.	5,602	-
Subordinated debt issued to TOPrSSM partnerships	3,092	3,092
Other subsidiary financing — not guaranteed by ML & Co.	2,562	1,391
Other subsidiary financing — non-recourse	11,887	10,351

Total	$171,924	$139,403

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

Borrowings and Deposits at September 29, 2006 and December 30, 2005, are presented below:

(dollars in millions)

	Sept. 29,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings
Commercial paper	$7,238	$3,420
Other	1,230	482

Total	$8,468	$3,902

Long-term borrowings(1)
Fixed-rate obligations (2)(4)	$56,709	$54,104
Variable-rate obligations(3)(4)	104,507	79,071
Zero-coupon contingent convertible debt (LYONs®)	2,240	2,326

Total	$163,456	$135,501

Deposits
U.S.	$58,059	$61,784
Non U.S.	19,843	18,232

Total	$77,902	$80,016

(1)	Includes long-term debt issued to TOPrSSM partnerships.
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

Long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, and long-term debt issued to TOPrSSM partnerships at September 29, 2006, mature as follows:

(dollars in millions)

Less than 1 year	$34,288	21%
1 – 2 years	29,396	18
2+ – 3 years	21,264	13
3+ – 4 years	15,755	10
4+ – 5 years	17,758	11
Greater than 5 years	44,995	27

Total	$163,456	100%

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

Except for the $2.2 billion of LYONs® that were outstanding at September 29, 2006, senior debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 of the 2005 Annual Report for additional information regarding conditions surrounding LYONs® conversion.

The fair values of long-term borrowings and related hedges approximated the carrying amounts at September 29, 2006 and December 30, 2005.

The effective weighted-average interest rates for borrowings, at September 29, 2006 and December 30, 2005 were:

	Sept. 29,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings	3.61%	3.46%
Long-term borrowings, contractual rate	4.09	3.70
Long-term debt issued to TOPrSSM partnerships	7.31	7.31

See Note 9 of the 2005 Annual Report for additional information on Borrowings.

Other

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.4 billion and $1.1 billion at September 29, 2006 and December 30, 2005, respectively.

Note 8.	Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005

Net earnings	$3,045	$1,376	$5,153	$3,723

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48	10	4	(195)
Net unrealized gain (loss) on investment securities available-for-sale	122	(54)	(53)	(35)
Deferred gain (loss) on cash flow hedges	17	(8)	17	(28)
Minimum pension liability	(2)	-	(1)	(1)

Total other comprehensive income (loss), net of tax	185	(52)	(33)	(259)

Comprehensive income	$3,230	$1,324	$5,120	$3,464

Note 9.	Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005

Net earnings	$3,045	$1,376	$5,153	$3,723
Preferred stock dividends	(50)	(18)	(138)	(42)

Net earnings applicable to common shareholders — for basic EPS	$2,995	$1,358	$5,015	$3,681
Interest expense on LYONs®(1)	-	1	1	2

Net earnings applicable to common shareholders — for diluted EPS	$2,995	$1,359	$5,016	$3,683

(shares in thousands)
Weighted-average basic shares outstanding(2)	855,844	881,409	874,985	895,582

Effect of dilutive instruments
Employee stock options(3)	38,938	41,182	41,364	41,265
FACAAP shares(3)	21,834	22,395	21,452	21,707
Restricted shares and units(3)	28,235	22,000	27,884	19,127
Convertible LYONs®(1)	415	1,498	865	2,402
ESPP shares(3)	8	9	11	7

Dilutive potential common shares	89,430	87,084	91,576	84,508

Diluted Shares(4)	945,274	968,493	966,561	980,090

Basic EPS	$3.50	$1.54	$5.73	$4.11
Diluted EPS	3.17	1.40	5.19	3.76

(1)	See Note 9 of the 2005 Annual Report for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 of the 2005 Annual Report for a description of these instruments.
(4)	Excludes 33 million instruments for the three and nine month periods ended September 29, 2006, and 43 million instruments for the three and nine month periods ended September 30, 2005 that were considered anti-dilutive and thus were not included in the above calculations.

The Board of Directors authorized the repurchase of $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the third quarter of 2006, Merrill Lynch repurchased 18.3 million common shares at an average repurchase price of $71.56 per share.

On October 16, 2006, the Board of Directors authorized the repurchase of an additional $5 billion of Merrill Lynch outstanding common shares.

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

Tax Matters

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 was completed in 2006, subject to the resolution of the Japanese issue discussed below. As previously disclosed, there were carryback claims from the years 2001 and 2002 which were under Joint Committee review. During the third quarter, Merrill Lynch received notice that the Joint Committee has not taken exception and the refund claims are being processed. As a result, Merrill Lynch’s third quarter 2006 effective tax rate reflects a $296 million reduction in the tax provision. IRS audits are also in progress for the 2004 and 2005 tax years. New York State and City audits for the years 1997-2001 were also completed in the third quarter of 2006 and did not have a material impact on the Condensed Consolidated Financial Statements.

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

Commitments

At September 29, 2006, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration

		Less than	1 – 3		Over
	Total	1 year	years	3+ – 5 years	5 years

Commitments to extend credit(1)	$79,025	$39,205	$11,674	$19,697	$8,449
Purchasing and other commitments	18,747	15,801	681	772	1,493
Operating leases	3,151	562	993	794	802
Commitments to enter into resale agreements	11,477	11,477	-	-	-

Total	$112,400	$67,045	$13,348	$21,263	$10,744

(1)	See Note 6 to the Condensed Consolidated Financial Statements.

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $707 million and $734 million at September 29, 2006 and December 30, 2005, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 29,

2006 and December 30, 2005, minimum fee commitments over the remaining life of these agreements aggregated $343 million and $517 million, respectively. Merrill Lynch entered into commitments to purchase loans of $13.7 billion ($12.2 billion of which may be included in trading assets and $1.5 billion of which may be included in loans, notes, and mortgages) at September 29, 2006. Such commitments totaled $3.3 billion at December 30, 2005. In addition, Merrill Lynch entered into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Merrill Lynch’s binding margin lending commitments totaled $681 million at September 29, 2006 and $381 million at December 30, 2005.

Other purchasing commitments amounted to $3.3 billion and $856 million at September 29, 2006 and December 30, 2005, respectively. Other purchasing commitments at September 29, 2006 includes the commitments to acquire HCA Inc. and the First Franklin mortgage origination franchise. On July 24, 2006, Merrill Lynch, along with a consortium of additional investors, announced the execution of an agreement to acquire HCA Inc. HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. On September 5, 2006, Merrill Lynch announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates non-prime residential mortgage loans through a wholesale network.

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

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs and Merrill Lynch-sponsored asset-backed commercial paper conduits. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of September 29, 2006, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of September 29, 2006, the maximum payout if the standby facilities are drawn was $28.9 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $31.3 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of September 29, 2006, the maximum payout if an issuer defaults was $5.2 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $6.7 billion. In addition, Merrill Lynch provides a $5.0 billion liquidity facility and $200 million credit facility to a Merrill Lynch-sponsored asset-backed commercial paper conduit. The maximum exposure to loss for these two facilities combined is $5.0 billion and assumes a total loss on a portfolio of highly rated assets. In June 2006, Merrill Lynch sponsored a second asset backed commercial paper conduit where Merrill Lynch provides a $5.0 billion liquidity facility and a $400 million standby letter of credit to a conduit that holds asset backed loans. The combined maximum exposure is zero and no letters of credit were issued pursuant to the commitment as of September 29, 2006. For additional information on these facilities, see Note 12 of the 2005 Annual Report and Note 5 to the Condensed Consolidated Financial Statements.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $564 million as collateral, which equals the maximum potential payout related to these guarantees.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At September 29, 2006, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at September 29, 2006. These transactions met the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) definition of derivatives and, as such, were carried as a liability with a fair value of $6 million at September 29, 2006.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at September 29, 2006 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration are summarized at September 29, 2006 as follows:

(dollars in millions)

	Maximum
	Payout/	Less than	1 – 3	3+ – 5	Over 5	Carrying
	Notional	1 year	years	years	years	Value

Derivative contracts(1)	$1,541,623	$438,512	$338,335	$247,383	$517,393	$32,276
Liquidity facilities with SPEs(2)	39,034	38,884	150	-	-	44
Liquidity and default facilities with SPEs(3)	6,056	4,099	1,957	-	-	-
Residual value guarantees(4)	1,059	59	167	329	504	25
Standby letters of credit and other guarantees(5)(6)(7)	4,099	1,667	517	1,636	279	17

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch. Includes $6.9 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch.
(4)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(5)	Includes $88 million of reimbursement agreements with the Mortgage 100SM program.

(6)	Includes guarantees related to principal-protected mutual funds.
(7)	Includes certain indemnifications related to foreign tax planning strategies.

See Note 12 of the 2005 Annual Report for additional information on guarantees.

Note 11.	Employee Benefit Plans

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

Defined Benefit Pension Plans

Pension cost for the three and nine month periods ended September 29, 2006 and September 30, 2005, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended

	Sept. 29, 2006			Sept. 30, 2005

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	16	40	24	15	39
Expected return on plan assets	(28)	(15)	(43)	(24)	(12)	(36)
Amortization of unrecognized items and other	-	5	5	-	3	3

Total defined benefit pension cost	$(4)	$13	$9	$-	$13	$13

	Nine Months Ended

	Sept. 29, 2006			Sept. 30, 2005

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$21	$21	$-	$18	$18
Interest cost	72	47	119	72	44	116
Expected return on plan assets	(84)	(45)	(129)	(72)	(37)	(109)
Amortization of unrecognized items and other	-	14	14	-	11	11

Total defined benefit pension cost	$(12)	$37	$25	$-	$36	$36

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

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and nine month periods ended September 29, 2006 and September 30, 2005, included the following components:

(dollars in millions)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005

Service cost	$2	$5	$6	$14
Interest cost	4	7	12	23
Other	1	1	(2)	6

Total other postretirement benefits cost(1)	$7	$13	$16	$43

(1)	The decrease in postretirement benefits cost is primarily due to amendments to the U.S. postretirement plan.

Approximately 87% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 12.	Employee Incentive Plans

Merrill Lynch adopted the provisions of SFAS No. 123R in the first quarter of 2006. See Note 1, Summary of Significant Accounting Policies — New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for further information.

To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with shares of ML & Co. common stock or options to purchase such shares. The total pre-tax compensation cost and related tax benefits recognized in earnings for share-based payment compensation plans for the three months ended September 29, 2006 were $355 million and $157 million, respectively. The total pre-tax compensation cost and related tax benefits recognized in earnings for share-based payment compensation plans for the nine months ended September 29, 2006 were $2.8 billion and $995 million, respectively, which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses further described in Note 1 to the Condensed Consolidated Financial Statements. For the three months ended September 30, 2005, the total pre-tax compensation cost and related tax benefits recognized in earnings for stock-based payment compensation plans were $243 million and $90 million, respectively. For the nine months ended September 30, 2005, the total pre-tax compensation cost and related tax benefits recognized in earnings for stock-based payment compensation plans were $764 million and $269 million, respectively.

As of September 29, 2006, there was $1.9 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.

Below is a description of our share-based payment compensation plans.

Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)

LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares and Performance Shares. All grants under LTIC Plans, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of September 29, 2006, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options, Participation Units and Stock Appreciation Rights had been granted.

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

In January 2006, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout will vary depending on Merrill Lynch’s financial performance against pre-determined return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units will convert into Restricted Shares on each of January 31, 2007, January 31, 2008 and January 31, 2009, subject to the satisfaction of minimum ROE targets determined for the most recently completed fiscal year. Participation Units will cease to be outstanding immediately following conversion. If the minimum target is not met, the Participation Units will expire without being converted.

In connection with the merger of Merrill Lynch’s MLIM business segment with BlackRock, 1,564,808 Restricted Shares held by employees that transferred to BlackRock were converted to Restricted Units effective June 2, 2006. The vesting period for such awards was accelerated to end on the transaction closing date of September 29, 2006. In addition, the vesting periods for 1,135,477 Restricted Share and 156,118 Restricted Unit awards that were not converted were accelerated to end on the transaction closing date of September 29, 2006.

The activity for Restricted Shares and Units (including Restricted Units and Participation Units) under these plans during the nine months ended September 29, 2006 follows:

	LTIC Plans		ECAP	ESCP		Total

						Restricted
	Restricted		Restricted	Restricted	Restricted	Shares and
	Shares	Units	Shares	Shares	Units	Units

Authorized for issuance at:
September 29, 2006	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A
September 30, 2005	660,000,000	N/A	104,800,000	75,000,000	N/A	N/A

Available for issuance at:
September 29, 2006	64,440,784	N/A	10,831,281	39,721,519	N/A	N/A
September 30, 2005	65,585,879	N/A	10,832,121	57,065,040	N/A	N/A

Outstanding at December 30, 2005	28,967,539	4,720,546	20,856	15,683,787	2,157,894	51,550,622

Granted — 2006	1,971,610	3,600,180	840	15,753,197	2,899,871	24,225,698
Share to Unit conversion	(600,392)	600,392	-	(964,416)	964,416	-
Delivered	(818,695)	(351,872)	(2,253)	-	-	(1,172,820)
Forfeited	(1,039,189)	(199,401)	-	(979,634)	(236,634)	(2,454,858)

Outstanding at September 29, 2006	28,480,873	8,369,845	19,443	29,492,934	5,785,547	72,148,642

N/A = Not Applicable

SFAS No. 123R requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees in 2006, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/ Units	Grant Price	Shares/ Units	Grant Price

Outstanding at December 30, 2005	38,877,644	$51.00	12,672,978	$54.01

Granted — 2006	7,429,380	71.57	16,796,318	71.43
Delivered	(1,172,820)	46.12	-	-
Forfeited	(1,874,537)	57.82	(580,321)	61.04
Service criteria satisfied(1)	20,214,490	64.72	(20,214,490)	64.72

Outstanding at September 29, 2006	63,474,157	57.66	8,674,485	62.33

(1)	Represents those awards for which employees attained retirement-eligibility during 2006, subsequent to the grant date.

The total fair value of Restricted Shares and Units granted to retirement-eligible employees, or for which service criteria were satisfied, during the three and nine months ended September 29, 2006, was $0.2 million and $2.1 billion, respectively. The total fair value of Restricted Shares and Units vested during the three and nine months ended September 30, 2005 was $11 million and $691 million, respectively.

The weighted-average fair value per share or unit granted for the three and nine months ended September 29, 2006 follows:

	Three Months Ended	Nine Months Ended

	September 29, 2006	September 29, 2006

LTIC Plans
Restricted Shares	$67.70	$71.00
Restricted Units	67.81	71.31
ECAP Restricted Shares	N/A	71.49
ESCP Plans
Restricted Shares	N/A	71.54
Restricted Units	N/A	71.67

N/A = Not Applicable

Non-Qualified Stock Options

Non-qualified Stock Options granted under LTIC Plans in 1996 through 2000 generally became exercisable over five years; options granted in 2001 and 2002 became exercisable after approximately six months. Options and Stock Appreciation Rights granted after 2002 generally become exercisable ratably over four years. The exercise price of these grants is equal to 100% of the fair market value (as defined in LTIC Plans) of a share of ML & Co. common stock on the date of grant. Options and Stock Appreciation Rights generally expire ten years after their grant date.

The activity for Options and Stock Appreciation Rights under LTIC Plans for the nine months ended September 29, 2006 follows:

			Weighted-Average
	Quantity	Weighted-Average	Remaining Life
	Outstanding	Exercise Price	(in years)

Outstanding at December 30, 2005	176,713,075	$49.10	4.06
Granted	333,598	71.43	3.76
Exercised	(31,175,042)	37.03	3.09
Forfeited	(302,022)	49.46	6.49

Outstanding at September 29, 2006	145,569,609	$51.73	4.26

Exercisable at September 29, 2006	135,214,064	$51.91	4.09

All Options and Stock Appreciation Rights outstanding as of September 29, 2006 are fully vested or expected to vest.

The weighted-average fair value of options granted for the three months ended September 30, 2005 was $12.99 per option. No options were granted for the three months ended September 29, 2006. The weighted-average fair value of options granted for the nine months ended September 29, 2006 and September 30, 2005 was $17.86 and $17.94, respectively. The fair value of each option award is estimated on the date of grant based on a Black-Scholes option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected life of options granted is equal to the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current dividend rate at the time of grant.

	Three Months Ended		Nine Months Ended

	September 29, 2006(1)	September 30, 2005	September 29, 2006	September 30, 2005

Risk-free interest rate	N/A	4.1%	4.3%	3.8%
Expected life	N/A	4.0 yrs	4.4 yrs	4.6 yrs
Expected volatility	N/A	31.90%	29.49%	35.40%
Dividend yield	N/A	1.51%	1.44%	1.14%

N/A = Not Applicable

(1)	No options were granted during the three months ended September 29, 2006.

Merrill Lynch received approximately $190 million and $1.1 billion in cash from the exercise of stock options during the three and nine months ended September 29, 2006. The net tax benefit realized from the exercise of these options was $40 million and $271 million, respectively.

The total intrinsic value of options exercised during the three months ended September 29, 2006 and September 30, 2005 was $191 million and $137 million, respectively. The total intrinsic value of options exercised during the nine months ended September 29, 2006 and September 30, 2005 was $1.2 billion and $550 million, respectively. As of September 29, 2006, the total intrinsic value of options outstanding and exercisable was $3.9 billion and $3.6 billion, respectively.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)

Under FACAAP, eligible employees in GPC are granted awards generally based upon their prior year’s performance. Payment for an award is contingent upon continued employment for a period of time and is subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of ML & Co. common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the date of grant in a fixed number of shares of ML & Co. common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. Eligible participants may defer awards beyond the scheduled payment date. Only shares of ML & Co. common stock held as treasury stock may be issued under FACAAP. FACAAP, which was approved by the Board of Directors, has not been shareholder approved.

At September 29, 2006, 35,359,308 shares were subject to outstanding awards while 15,397,066 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during the three and nine months ended September 29, 2006 was $67.81 and $72.89, respectively.

Note 13.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. As of September 29, 2006, Merrill Lynch is in compliance with applicable CSE standards.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At September 29, 2006, MLPF&S’s regulatory net capital of $2,990 million was approximately 18.9% of ADI, and its regulatory net capital in excess of the minimum required was $2,483 million.

MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission, which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K. Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 29, 2006, MLI’s financial resources were $12,983 million, exceeding the minimum requirement by $1,344 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 29, 2006, MLGSI’s liquid capital of $1,351 million was 172% of its total market and credit risk, and liquid capital in excess of the minimum required was $408 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 29, 2006, MLJS’s net capital was $1,322 million, exceeding the minimum requirement by $740 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of September 29, 2006.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage (to average assets)	5%	9.90%	$6,172	7.58%	$9,564
Tier 1 capital (to risk-weighted assets)	6%	10.73	6,172	8.97	8,081
Total capital (to risk-weighted assets)	10%	11.89	6,841	11.99	8,081

In July 2006, Merrill Lynch Trust Company, FSB (“MLTC-FSB”) received approval from the OTS to become a full service thrift institution as part of an internal reorganization of certain banking businesses of Merrill Lynch. On August 5, 2006, Merrill Lynch Bank & Trust Co. (“MLB&T”), an existing FDIC-insured depository institution, was merged into MLTC-FSB, and MLTC-FSB was renamed Merrill Lynch Bank & Trust Co., FSB.

Merrill Lynch Capital Markets Bank Limited (“MLCMBL”), an Ireland-based regulated bank, is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At September 29, 2006, MLCMBL’s capital ratio was above the minimum requirement at 11.6% and its financial resources, as defined, were $3,737 million, exceeding the minimum requirement by $503 million.

Merrill Lynch International Bank Limited (“MLIB”), a U.K.-based regulated bank, is required to meet minimum regulatory capital requirements under the EU banking law as implemented in the U.K. MLIB’s consolidated capital ratio (including its subsidiaries), is above the minimum capital requirements established by the FSA. At September 29, 2006, MLIB’s consolidated capital ratio was 11.5% and its consolidated financial resources were $4,449 million, exceeding the minimum requirement by $458 million.

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

On September 30, 2006 (the “Transfer Date”), Merrill Lynch completed an internal reorganization of its European banking structure, when the entire business of MLIB was transferred to MLCMBL after obtaining all necessary regulatory approvals and court approval from the High Court of Justice of England and Wales and the Singapore High Court. The business of MLIB’s branches in other jurisdictions has been transferred to MLCMBL pursuant to applicable local law. Additionally, and with effect from the Transfer Date, MLCMBL changed its name to Merrill Lynch International Bank Limited to reflect its broader business activities (and MLIB simultaneously changed its name to mlib (historic) Limited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of September 29, 2006, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 29, 2006 and September 30, 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2006 and September 30, 2005. These interim financial statements are the responsibility of Merrill Lynch’s management.

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
November 3, 2006

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
Overview

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, Merrill Lynch created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading wealth management, capital markets and advisory companies with offices in 37 countries and territories and total client assets of approximately $1.5 trillion at September 29, 2006. As an investment bank, it is a leading global trader and underwriter of securities and derivatives across a broad range of asset classes and serves as a strategic advisor to corporations, governments, institutions and individuals worldwide. Merrill Lynch owns a 45% voting interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1 trillion in assets under management.

Through the end of the third quarter of 2006, Merrill Lynch’s activities were conducted through three business segments:

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

•	Global Private Client (“GPC”), Merrill Lynch’s full-service retail wealth management segment, provides brokerage and investment advisory services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, investment advisors and employee benefit plans. The largest portion of this business is offered through the Advisory Division, where services are delivered by Merrill Lynch Financial Advisors (“FAs”) through a global network of branch offices. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and credit cards; trust and generational planning; retirement services; and insurance products. GPC’s growth priorities include the hiring of additional FAs, client segmentation, annuitization of revenues through fee-based products, diversification of revenues through adding products and services, investments in technology to enhance productivity and efficiency, and disciplined expansion into additional geographic areas globally.

•	Merrill Lynch Investment Managers (“MLIM”), Merrill Lynch’s asset management segment, offered a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities included equity, fixed income, money market, index, enhanced index and alternative investments (including hedge funds, private equity and property), which were offered through vehicles such as mutual funds, privately managed accounts, and both retail and institutional separate accounts. MLIM’s growth priorities included driving strong relative long-term investment performance and broadening the distribution of its products through multiple channels, while maintaining discipline on expenses.

On September 29, 2006, Merrill Lynch completed the merger of its MLIM business with BlackRock. Merrill Lynch received 65 million BlackRock common and preferred shares in the combined company representing a 45% voting interest. At the completion of this merger, Merrill Lynch recognized a pre-tax gain of $2.0 billion, along with related non-interest expenses of $202 million for a total after-tax net benefit of $1.1 billion. Merrill Lynch’s investment in BlackRock is $7.7 billion and is included in Investment securities on the Condensed Consolidated Balance Sheet and in the MLIM segment at September 29, 2006. Additionally, in connection with the merger, the goodwill associated with the MLIM business has been derecognized on the Condensed Consolidated Balance Sheet at September 29, 2006. The gain and related one-time expenses associated with the closing of the BlackRock merger are reflected in the Corporate segment. Merrill Lynch will account for its investment in BlackRock under the equity method of accounting and record its share of BlackRock’s earnings, net of expenses and taxes, in revenues on the Consolidated Statement of Earnings.

As this transaction closed on the last day of the fiscal quarter, Merrill Lynch’s third quarter 2006 results of operations include the full quarter results for MLIM. Additionally, cash flows associated with MLIM’s business for the entire nine months ended September 29, 2006 have been included in Merrill Lynch’s Condensed Consolidated Statement of Cash Flows. However, the balance sheet related to the business transferred was not included in Merrill Lynch’s Condensed Consolidated Balance Sheet at September 29, 2006. Similarly, MLIM’s Assets Under Management were transferred to BlackRock upon completion of the merger and are no longer included in Merrill Lynch’s consolidated Assets Under Management.

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

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of Merrill Lynch’s financial statement preparation. Fair values for exchange-traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings or Merrill Lynch’s own credit ratings as appropriate.

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

At September 29, 2006 and December 30, 2005, certain assets and liabilities on the Condensed Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)

September 29, 2006	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$73,925	$74,285	$2,383	$150,593
Contractual agreements	7,818	22,803	2,847	33,468
Investment securities(1)	3,346	59,975	13,072	76,393

Liabilities
Trading liabilities, excluding contractual agreements	$50,519	$12,687	$15	$63,221
Contractual agreements	6,171	23,203	7,278	36,652

December 30, 2005

Assets
Trading assets, excluding contractual agreements	$56,556	$63,344	$2,594	$122,494
Contractual agreements	5,008	18,177	3,031	26,216
Investment securities(1)	6,115	54,805	8,353	69,273

Liabilities
Trading liabilities, excluding contractual agreements	$48,688	$11,248	$242	$60,178
Contractual agreements	4,623	17,490	6,642	28,755

(1)	Includes investments that are not carried at fair value. See Note 4 to the Condensed Consolidated Financial Statements for additional information on Investment securities.

In addition, other trading-related assets recorded in the Condensed Consolidated Balance Sheets at September 29, 2006 and December 30, 2005, include $295.4 billion and $255.5 billion, respectively, of receivables under resale agreements and receivables under securities borrowed transactions. Trading-related liabilities recorded in the Condensed Consolidated Balance Sheets at September 29, 2006 and December 30, 2005, include $254.9 billion and $217.5 billion, respectively, of payables under repurchase agreements and payables under securities loaned transactions. These securities financing transactions are recorded at their contractual amounts, which approximate fair value, and for which little or no estimation is required by management.

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

Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001–2003 was completed in 2006, subject to the resolution of the Japanese issue discussed below. As previously disclosed, there were carryback claims from the years 2001 and 2002 which were under Joint Committee review. During the third quarter, Merrill Lynch received notice that the Joint Committee has not taken exception and the refund claims are being processed. As a result, Merrill Lynch’s third quarter 2006 effective tax rate reflects a $296 million reduction in the tax provision. IRS audits are also in progress for the 2004 and 2005 tax years. New York State and City audits for the years 1997–2001 were also completed in the third quarter of 2006 and did not have a material impact on the Condensed Consolidated Financial Statements.

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

Business Environment(1)

The business environment in the third quarter of 2006 was characterized by both a typical seasonal slowdown, particularly in July and August, and a continuation of the decline in activity levels that began mid-May triggered by market uncertainty surrounding interest rate policy, economic outlook and geopolitical concerns. By the end of the quarter however, many of these concerns had receded to a degree. Both debt and equity market conditions improved, in part due to the U.S. Federal Reserve System’s Federal Open Market Committee’s (“FOMC”) decision to leave interest rates unchanged at 5.25% at both its August and September meetings. The yield curve, although inverted at times, remained relatively flat throughout the quarter. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the third quarter at 4.64%, down from 5.15% at the end of the second quarter.

Major U.S. equity indices rebounded during the third quarter aided by the FOMC’s interest rate announcements and a decline in the prices of crude oil and other commodities. The Dow Jones Industrial Average rose 4.7%, its best third quarter performance in 11 years, finishing up 9.0% from the start of the year. Similarly, the Nasdaq Composite rose 4.0% for the quarter and 2.4% year-to-date, while the Standard & Poor’s 500 Index rose 5.2% for the quarter and 7.0% year-to-date.

International equity indices generally also ended the quarter with positive results. Sequentially, the Dow Jones World Index, excluding the United States, the FTSE 100 Index and the Dow Jones Stoxx 50 rose 3.2%, 2.2% and 5.1%, respectively. In Japan, the Nikkei Stock Average rose 4.0% for the quarter, while in Hong Kong the Hang Seng rose 7.8%. India’s Sensex Index rose 17.4% sequentially. In Latin America, however, the major indices were mixed as the Mexican Bolsa index rose 14.6% sequentially, while Argentina’s Merval index declined 4.3%.

U.S. Equity trading volumes experienced typical third quarter seasonality as both the dollar volume and number of shares traded on the New York Stock Exchange and on the NASDAQ declined compared to the 2006 second quarter, but rose compared to the 2005 third quarter. Equity trading volumes on the London Stock Exchange exhibited similar trends with both the average daily number of trades and the average daily value traded lower sequentially, but up compared to the year-ago quarter.

Third quarter global debt and equity underwriting volumes of $1.5 trillion were down 16% sequentially and down 3% from the year-ago quarter. Global debt underwriting volumes of $1.4 trillion were down 14% compared to the second quarter and down 2% compared to the year-ago quarter, while global equity underwriting volumes of $136 billion were down 31% and 13%, respectively, over the same time periods.

Merger and acquisition activity (“M&A”) slowed somewhat during the quarter as the value of global announced deals of $816 billion declined 15% sequentially but was up 19% from the year-ago quarter. Globally, completed M&A activity increased 11% to $761 billion from the previous quarter and was up 16% from the year-ago quarter.

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

(1)  Debt and equity underwriting and merger and acquisition statistics were obtained from Dealogic.

Results of Operations

(dollars in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended		Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005

Net Revenues
Asset management and portfolio service fees	$1,782	$1,527	$5,234	$4,393
Principal transactions	1,681	917	4,856	2,868
Commissions	1,383	1,342	4,571	3,930
Investment banking	857	880	2,984	2,613
Revenues from consolidated investments	210	142	500	353
Other	776	548	2,440	1,582

Subtotal	6,689	5,356	20,585	15,739

Interest and dividend revenues	10,690	7,039	29,044	18,544
Less interest expense	9,452	5,717	25,582	15,054

Net interest profit	1,238	1,322	3,462	3,490

Gain on merger	1,969	-	1,969	-

Total Net Revenues	9,896	6,678	26,016	19,229

Non-interest expenses:
Compensation and benefits	3,950	3,270	13,680	9,514
Communications and technology	485	405	1,367	1,196
Brokerage, clearing, and exchange fees	268	190	769	625
Occupancy and related depreciation	259	235	749	695
Professional fees	224	173	620	534
Advertising and market development	164	138	499	424
Expenses of consolidated investments	142	91	334	211
Office supplies and postage	53	48	167	151
Other	223	192	761	679

Total non-interest expenses	5,768	4,742	18,946	14,029

Earnings before income taxes	$4,128	$1,936	$7,070	$5,200

Net earnings	$3,045	$1,376	$5,153	$3,723

Earnings per common share:
Basic	$3.50	$1.54	$5.73	$4.11
Diluted	3.17	1.40	5.19	3.76

Annualized return on average common stockholders’ equity	35.4%	17.2%	19.7%	15.7%

Pre-tax profit margin	41.7%	29.0%	27.2%	27.0%

Compensation and benefits as a percentage of net revenues	39.9%	49.0%	52.6%	49.5%
Non-compensation expenses as a percentage of net revenues	18.4%	22.0%	20.2%	23.5%
Book value per common share	$40.22	$34.66	$40.22	$34.66

Quarterly Results of Operations

Merrill Lynch’s third quarter 2006 net earnings were $3.0 billion, on record net revenues of $9.9 billion, up 121% and 48%, respectively, from the third quarter of 2005. Earnings per common share were

$3.50 basic and $3.17 diluted for the 2006 third quarter, up 127% and 126%, respectively from the year-ago quarter. Pre-tax earnings were $4.1 billion, an increase of 113% from the prior-year period, and the pre-tax profit margin was 41.7%, up from 29.0% in the year-ago quarter. These results reflect significant benefits arising from the completion of the merger between Merrill Lynch’s MLIM business and BlackRock. The net impact of the BlackRock merger includes a one-time pre-tax gain of $2.0 billion and related non-interest expenses of $202 million, for a total after-tax net benefit of $1.1 billion, or $1.17 per diluted share.

Excluding the net benefits from the BlackRock merger, third quarter 2006 net earnings were $1.9 billion, on net revenues of $7.9 billion, up 41% and 19%, respectively, from the third quarter of 2005. On the same basis, earnings per common share were $2.21 basic and $2.00 diluted for the 2006 third quarter, up 44% and 43%, respectively, from the third quarter of 2005; pre-tax earnings of $2.4 billion were up 22% from the prior-year quarter; and the pre-tax profit margin was 29.8%, up from 29.0% in the year ago quarter. Management believes that, while the results excluding the net benefits from the BlackRock merger are considered “non-GAAP” measures, they depict the performance of the company more clearly and enable more meaningful period-to-period comparisons. See Exhibit 99.1 for a reconciliation of “non-GAAP” measures.

Asset management and portfolio service fees primarily consist of (i) fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets, (ii) performance fees earned on certain separately managed accounts and institutional money management arrangements, (iii) servicing fees related to these accounts and (iv) annual account fees and certain other account-related fees. Asset management and portfolio service fees were $1.8 billion, up 17% from the third quarter of 2005. The increase in asset management fees reflects the impact of net inflows of higher-yielding assets as well as higher average equity market values. The increase in portfolio service fees reflects the impact of net inflows into asset-priced accounts. As the merger of MLIM with BlackRock closed on the last day of the fiscal quarter, Merrill Lynch’s third quarter 2006 results of operations include the full quarter results for MLIM.

Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities, fixed income securities, including government bonds and municipal securities, in which Merrill Lynch acts as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $1.7 billion, 83% higher than the year-ago quarter, due primarily to increased revenues derived from the trading of equity and fixed income products.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”), as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the required holding period. Commissions revenues were $1.4 billion, up 3% from the 2005 third quarter, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of its client facilitation and trading activities, Merrill Lynch views principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $1.2 billion, down 6% from the 2005 third quarter, due primarily to the impact of rising rates on municipal and equity derivatives and increased interest expense and funding charges, partially offset by higher short-term interest rates on deposit spreads earned.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $857 million, down 3% from the year-ago quarter, driven primarily by declines in equity and debt origination revenues, partially offset by increased merger and acquisition advisory revenues.

Revenues from consolidated investments include revenues from investments in entities that are consolidated but are less than 100% owned. Revenues from consolidated investments were $210 million, up from $142 million in the 2005 third quarter, reflecting higher investment gains and additional investments.

Other revenues include realized investment gains and losses, equity income from unconsolidated subsidiaries, distributions on cost method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, gains related to the sale of mortgages, write-downs of certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $776 million, 42% higher than the 2005 third quarter, due principally to higher revenues from private equity, gains from the sale of mortgages and increased net translation gains.

Gain on the merger with BlackRock was $2.0 billion during the third quarter of 2006. This non-recurring gain entirely relates to the merger of Merrill Lynch’s MLIM business with BlackRock. For more information on this merger, refer to Note 2 to the Condensed Consolidated Financial Statements.

Compensation and benefits expenses of $4.0 billion were 39.9% of net revenues, down from 49.0% in the year-ago quarter. Excluding the impact of the BlackRock merger, compensation expenses were $3.8 billion in the third quarter of 2006, or 48.0% of net revenues.

Non-compensation expenses were $1.8 billion in the third quarter of 2006, up 24% from the year-ago quarter and include $58 million in costs associated with the closing of the BlackRock merger. Excluding the net impact of the BlackRock merger, the ratio of total non-compensation expenses to total net revenues was 22.2% during the third quarter of 2006, compared to 22.0% in the year-ago period. Communications and technology costs were $485 million, up 20% from the third quarter of 2005 due primarily to costs related to technology investments for growth, and higher market information and communications costs. Brokerage, clearing and exchange fees were $268 million, up 41% from the 2005 third quarter, due primarily to higher transaction volumes. Occupancy costs and related depreciation of $259 million increased 10% from the year-ago quarter, principally due to higher office rental expenses and office space added via acquisitions. Professional fees were $224 million, up 29% from the prior-year quarter due to higher legal, consulting and other professional fees primarily associated with increased business activity levels. Advertising and market development expenses were $164 million, up 19% from the year-ago quarter due primarily to higher travel expenses associated with increased business activity levels. Expenses of consolidated investments were $142 million, up from $91 million in the 2005 third quarter, principally due to increased minority interest expenses associated with the related increased revenues from consolidated investments. Other expenses were $223 million, up from $192 million in the 2005 third quarter, reflecting the absence of a prior-year litigation provision reversal in GMI.

Year-to-date Results of Operations

For the first nine months of 2006, net earnings were $5.2 billion, on record net revenues of $26.0 billion, up 35% from the first nine months of 2005. The results for the first nine months of 2006 include the net benefit of the merger between MLIM and BlackRock, which occurred at the end of the 2006 third quarter. The net impact of the BlackRock merger includes a one-time pre-tax gain of $2.0 billion and related non-interest expenses of $202 million, for a total after-tax net benefit of $1.1 billion, or $1.14 per diluted share. Net earnings for the first nine months of 2006 also include $1.2 billion, after-tax, or $1.22 per diluted share, of one-time non-cash compensation expenses ($1.8 billion pre-tax) incurred in the first quarter 2006, arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”); (together, “one-time compensation expenses”). Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses.

Excluding the one-time compensation expenses and the net benefit resulting from the BlackRock merger, net earnings were $5.2 billion for the first nine months of 2006, up 40% from the prior-year period, on record revenues of $24.0 billion, up 25% from the first nine months of 2005. On the same basis, pre-tax earnings were $7.1 billion, up 36% from the first nine months of 2005;the pre-tax profit margin was 29.4%, up 2.4 percentage points from the prior year period; the annualized return on average common equity was 20.2%, up 4.5 percentage points from 15.7% in the first nine months of 2005; and earnings per common share were $5.83 basic and $5.27 diluted, up 42% and 40%, respectively, from the prior-year periods. Management believes that, while the results excluding the one-time compensation expenses and net benefit resulting from the BlackRock merger are considered “non-GAAP” measures, they depict the performance of the company more clearly and enable more meaningful period-to-period comparisons. See Exhibit 99.1 for a reconciliation of “non-GAAP” measures.

Merrill Lynch’s third quarter 2006 effective tax rate was 26.2%, which reflects a $296 million reduction in the tax provision arising from carryback claims covering the years 2001 and 2002 and brings the year-to-date effective tax rate to 27.1%. Excluding the one-time compensation expenses and impact resulting from the BlackRock merger, the effective tax rate for the first nine months of 2006 was 26.0%, down from 28.4% for the prior-year period.

Business Segments

Through the end of the third quarter of 2006, Merrill Lynch aligned its operations into three business segments: GMI, GPC and MLIM. GMI provides full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world, and in connection with proprietary trading activities. GPC provides wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. MLIM managed financial assets for individual, institutional and corporate clients. Refer to Note 3 to the 2005 Annual Report for information on the principal methodologies used in preparing the segment results.

On September 29, 2006, Merrill Lynch completed the merger of its MLIM business with BlackRock. As this transaction closed the last day of the fiscal quarter, Merrill Lynch’s third quarter 2006 results of operations include the full quarter results for MLIM. For more information on this merger, refer to Note 2 to the Condensed Consolidated Financial Statements.

Revenues and expenses associated with inter-segment activities are recognized in each segment and eliminated in the Corporate segment. Inter-segment revenues and expenses primarily consist of certain MLIM and GMI products that are distributed through GPC distribution channels and, to a lesser extent, certain MLIM products that are distributed through GMI. Merrill Lynch has revenue and expense sharing agreements for joint activities between segments, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities. Business segment results are reclassified to reflect reallocations of revenues and expenses that result from changes in Merrill Lynch’s business strategy and organizational structure.

The following discussions of segment results compare the three and nine months ended September 29, 2006 to the three and nine months ended September 30, 2005, and represent the information that is used by management in its decision-making processes. Certain prior period amounts have been reclassified to conform to the current period presentation.

Global Markets and Investment Banking

GMI’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 29,	Sept. 30,	% Inc.	Sept. 29,	Sept. 30,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Global Markets
FICC	$2,117	$1,680	26%	$5,933	$4,948	20%
Equity	1,496	1,192	26	4,946	3,185	55

Total Global Markets net revenues	3,613	2,872	26	10,879	8,133	34

Investment Banking
Origination
Debt	330	396	(17)	1,092	1,052	4
Equity	193	219	(12)	745	684	9
Strategic Advisory Services	260	158	65	813	532	53

Total Investment Banking net revenues	783	773	1	2,650	2,268	17

Total net revenues	4,396	3,645	21	13,529	10,401	30
Non-interest expenses before one-time compensation expenses	2,937	2,356	25	8,996	6,890	31
One-time compensation expenses	-	-	-	1,369	-	N/M

Pre-tax earnings	$1,459	$1,289	13	$3,164	$3,511	(10)

Pre-tax profit margin	33.2%	35.4%		23.4%	33.8%

N/M = Not Meaningful

Despite challenging market conditions during the third quarter of 2006, each of GMI’s three major business lines — Fixed Income, Currencies, and Commodities (“FICC”) (formerly Debt Markets), Equity Markets and Investment Banking — recorded increased net revenues compared with the third quarter of 2005. GMI’s total net revenues were a record for a fiscal third quarter at $4.4 billion, up 21% from the year-ago quarter. Pre-tax earnings were $1.5 billion, up 13% from the year-ago quarter, driven by strong net revenue growth. The pre-tax profit margin was 33.2%, compared with 35.4% in the year-ago quarter, primarily due to higher expenses associated with investments for growth across the business, as well as the absence of a litigation provision reversal in the year-ago quarter.

For the first nine months of 2006, GMI’s net revenues were $13.5 billion, an increase of 30% from the first nine months of 2005. Pre-tax earnings of $3.2 billion and the pre-tax profit margin of 23.4% included $1.4 billion in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, pre-tax earnings for the first nine months of 2006 were $4.5 billion, up 29% from the year-ago period, and the pre-tax profit margin was 33.5%, down from 33.8% in the year-ago period. Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses and Exhibit 99.1 for a reconciliation of non-GAAP measures.

From a geographic perspective, Europe, Middle East and Africa (“EMEA”) and the United States were the largest dollar contributors to third quarter 2006 revenue growth over the prior-year quarter. For the first nine months of 2006, EMEA and the Pacific Rim regions had the strongest revenue growth with net revenues up more than 40% compared to the prior-year period.

A detailed discussion of GMI’s net revenues follows:

Global Markets

For the third quarter of 2006, Global Markets net revenues were $3.6 billion, up 26% from the year-ago quarter. For the first nine months of 2006, Global Markets net revenues were a record at $10.9 billion, up 34% from the year-ago period.

Fixed Income, Currencies, and Commodities (formerly Debt Markets)

FICC net revenues include principal transactions and net interest profit (which management believes should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on private equity investments made by non-broker-dealer subsidiaries that are held for capital appreciation and/or current income, and other revenues. The business lines included in FICC are described in the Debt Markets section of the 2005 Annual Report. For the third quarter of 2006, FICC net revenues set a new quarterly record at $2.1 billion, up 26% from the third quarter of 2005. The increase in net revenues was driven primarily by increases in commodities and trading credit products, which more than offset declines from principal investing and trading interest rate products. The commodities results were driven principally by strong trading results in both natural gas and power in the United States and Europe, as well as significant revenues from structured transactions.

For the first nine months of 2006, FICC net revenues were $5.9 billion, up 20% from the first nine months of 2005, due primarily to the strong trading results in commodities and the trading of credit products. These increases were partially offset by declines in principal investing, rates, and foreign exchange.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit (which management believes should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues. The business lines included in Equity Markets are described in the 2005 Annual Report. During the third quarter of 2006, Equity Markets net revenues were $1.5 billion, an increase of 26% over the year-ago quarter, driven by higher revenues in private equity, cash trading, proprietary trading and equity financing and services. These increases were partially offset by a modest decline in equity-linked trading.

For the first nine months of 2006, Equity Markets net revenues were $4.9 billion, up 55% from the year-ago period, driven primarily by private equity-related gains, increased equity-linked and cash trading revenues, and higher equity financing and services net revenues.

Investment Banking

Investment Banking net revenues were $783 million for the third quarter of 2006, up slightly from the prior-year quarter, as substantially higher merger and acquisition advisory revenues offset decreases from debt and equity origination. For the first nine months of 2006, Investment Banking net revenues were a record at $2.7 billion, up 17% from the prior-year period.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.

Origination revenues in the third quarter of 2006 were $523 million, down 15% from the year-ago quarter on lower debt and equity origination revenues. Debt origination revenues were down 17% from the year-ago quarter, primarily due to a decrease in overall issuances in the market. Equity origination revenues were down 12% from the year-ago quarter, mostly impacted by lower activity levels.

For the first nine months of 2006, origination revenues increased 6% to $1.8 billion from the year-ago period, mainly due to a higher volume of new issuances during the first half of the year and the benefits of continued investment in the business. Equity and debt origination revenues were up 9% and 4%, respectively, compared with the first nine months of 2005.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $260 million in the third quarter of 2006, up 65% from the year-ago quarter as overall deal volume increased. For the first nine months of 2006, strategic advisory services revenues of $813 million increased 53% from the year-ago period on increased overall deal volume as well as an increase in Merrill Lynch’s share of global completed merger and acquisition volume.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Private Client

GPC’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 29,	Sept. 30,	% Inc.	Sept. 29,	Sept. 30,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Fee-based revenues	$1,516	$1,351	12%	$4,507	$3,908	15%
Transactional and origination revenues	713	800	(11)	2,514	2,443	3
Net interest profit and related hedges(1)	519	461	13	1,579	1,282	23
Other revenues	77	79	(3)	209	229	(9)

Total net revenues	2,825	2,691	5	8,809	7,862	12
Non-interest expenses before one-time compensation expenses	2,214	2,101	5	6,851	6,305	9
One-time compensation expenses	-	-	-	281	-	N/M

Pre-tax earnings	$611	$590	4	$1,677	$1,557	8

Pre-tax profit margin	21.6%	21.9%		19.0%	19.8%

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Condensed Consolidated Statements of Earnings.

GPC’s third quarter 2006 net revenues were $2.8 billion, up 5% from the year-ago quarter. The increase was primarily driven by higher fee-based revenues and net interest revenues. These increases were partially offset by lower transaction and origination revenues, reflecting a more typical seasonal slowdown in client activity than the year-ago quarter. GPC’s pre-tax earnings for the third quarter of 2006 were $611 million, up 4% from the year-ago quarter, and the pre-tax profit margin was 21.6%, compared with 21.9% in the year-ago quarter.

Total client assets in GPC accounts increased 11% from the year-ago quarter, to $1.5 trillion. Client assets in products that generate annuitized revenues were $578 billion, up 17% from the end of the prior year period. Third quarter net inflows of client assets into annuitized-revenue products (products that generate fee-based revenues) were $7 billion, bringing the year-to-date total to $30 billion. Total net new money for the third quarter and first nine months of 2006 was $14 billion and $39 billion, respectively.

Financial Advisor headcount reached 15,700 at the end of the third quarter of 2006, a net increase of 1,010 since the third quarter of 2005. The increase was due to low turnover rates, active but disciplined recruiting efforts, and acquisitions.

For the first nine months of 2006, GPC’s net revenues increased 12% to $8.8 billion, driven by growth in nearly every major revenue category. Pre-tax earnings of $1.7 billion and the pre-tax profit margin of 19.0% included $281 million in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, GPC’s pre-tax earnings for the first nine months of 2006 were $2.0 billion, up 26% from the year-ago period. On the same basis, pre-tax margin was 22.2%, up from 19.8% for the first nine months of 2005. Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses and Exhibit 99.1 for a reconciliation of non-GAAP measures.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues

Fee-based revenues are comprised of portfolio service fees which are primarily derived from accounts that charge an annual fee based on net asset value (generally billed in advance quarterly based on prior quarter asset values), such as Merrill Lynch Consults® (a separately managed account product) and Unlimited AdvantageSM (a fee-based brokerage account). Also included in fee-based revenues are fees from insurance products, taxable and tax-exempt money market funds, and alternative investment products, as well as fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.

GPC generated $1.5 billion of fee-based revenues for the third quarter of 2006, up 12% from the year-ago quarter. Fee-based revenues for the first nine months of 2006 were $4.5 billion, up 15% from the year-ago period. Both increases reflect continued growth in fee-based client assets resulting from higher financial market levels and net inflows into annuitized products. This growth in client assets resulted in higher portfolio service fees and increased distribution fees related to mutual fund sales.

The following table provides the U.S. and non-U.S. client assets as well as assets in annuitized-revenue products included in GPC at September 29, 2006 and September 30, 2005:

(dollars in billions)

	Sept. 29,	Sept. 30,
	2006	2005

Assets in GPC accounts
U.S.	$1,412	$1,271
Non-U.S.	130	113

Total	$1,542	$1,384

Assets in annuitized-revenue products	$578	$496

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

Transactional and origination revenues of $713 million in the third quarter of 2006 were down 11% from the year-ago quarter, primarily due to lower transaction-related revenues resulting from decreased investor activity. Transactional and origination revenues for the first nine months of 2006 were $2.5 billion, up 3% from the year-ago period.

Net interest profit and related hedges

Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.

GPC’s net interest profit and related hedges were $519 million in the third quarter of 2006, up 13% from the year-ago quarter. This increase primarily reflects higher margins on deposits resulting from rising short-term interest rates. For the first nine months of 2006, GPC’s net interest profit and related hedges was $1.6 billion, 23% higher than the year-ago period.

Other revenues

GPC’s other revenues were $77 million in the third quarter of 2006, down 3% from the year-ago quarter, due largely to lower mortgage-related revenues. For the first nine months of 2006, other revenues were down 9% to $209 million, also due to lower mortgage-related revenues.

For additional information on GPC’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

On September 29, 2006, Merrill Lynch completed the merger of its MLIM business with BlackRock. As this transaction closed the last day of the fiscal quarter, Merrill Lynch’s third quarter 2006 results of operations include the full quarter results for MLIM. For more information on this merger, refer to Note 2 to the Condensed Consolidated Financial Statements.

MLIM’s Results of Operations

(dollars in millions)

	For the Three			For the Nine
	Months Ended			Months Ended

	Sept. 29,	Sept. 30,	% Inc.	Sept. 29,	Sept. 30,	% Inc.
	2006	2005	(Dec.)	2006	2005	(Dec.)

Asset management fees	$546	$400	37%	$1,560	$1,137	37%
Commissions	22	26	(15)	83	79	5
Other revenues	132	30	340	257	58	343

Total net revenues	700	456	54	1,900	1,274	49
Non-interest expenses before one-time compensation expenses	416	294	41	1,154	864	34
One-time compensation expenses	-	-	-	109	-	N/M

Pre-tax earnings	$284	$162	75	$637	$410	55

Pre-tax profit margin	40.6%	35.5%		33.5%	32.2%

N/M = Not Meaningful

MLIM’s third quarter 2006 net revenues were a record $700 million, up 54% from the year-ago quarter. The increase in net revenues was due to higher long-term asset values driven in part by robust net inflows, and consolidated investments. Pre-tax earnings were $284 million, up 75% from the year-ago quarter, driven by the significantly higher net revenues, strong operating leverage and lower spending in certain areas in anticipation of the BlackRock merger. MLIM’s pre-tax profit margin for the third quarter of 2006 was 40.6%, up more than five percentage points from the year-ago quarter.

For the first nine months of 2006, MLIM’s net revenues of $1.9 billion were up 49% over the first nine months of 2005. Pre-tax earnings of $637 million and the pre-tax profit margin of 33.5% included $109 million in one-time compensation expenses recognized during the first quarter of 2006. Excluding the one-time compensation expenses, the pre-tax earnings for the first nine months of 2006 were $746 million, up 82% from the year-ago period, and the pre-tax margin was 39.3%, up more than 7 percentage points from 32.2% in the prior-year period. The increases in pre-tax earnings and pre-tax margin were due primarily to significantly higher net revenues, strong operating leverage and lower spending in certain areas in anticipation of the BlackRock merger.

Refer to Note 1 to the Condensed Consolidated Financial Statements for further detail on the one-time compensation expenses and Exhibit 99.1 for a reconciliation of non-GAAP measures.

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

Asset management fees for the third quarter of 2006 were $546 million, up 37% from the year-ago quarter due to higher average equity market values, an improvement in the fee profile of assets under management and new money inflows. For the first nine months of 2006, asset management fees were $1.6 billion, up 37% from the year-ago period on higher performance fees.

Firmwide assets under management just prior to the merger of MLIM with BlackRock totaled $598 billion, with $593 billion managed by MLIM and $5 billion managed by GPC. Excluding the effect of the BlackRock merger, firmwide assets under management would have increased 14% over the year-ago quarter, due principally to positive market movement and net new money inflows. Net inflows for the third quarter of 2006 were $1 billion, as inflows in the EMEA Pacific and Americas retail channels, driven by equity and liquidity products, were partially offset by outflows in the EMEA institutional channel.

Commissions

Commissions for MLIM principally consist of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represent revenues earned for promoting and distributing mutual funds, and the CDSC represents fees earned when a shareholder redeems shares prior to the specified holding period. Commissions revenues were $22 million in the third quarter of 2006, down $4 million from the year-ago quarter. For the first nine months of 2006, commissions were $83 million, up $4 million from the year-ago period.

Other revenues

Other revenues primarily include net interest profit, investment gains and losses and revenues from consolidated investments. Other revenues were $132 million for the third quarter of 2006, up more than three times the revenues from the year-ago quarter, reflecting increased investment gains from consolidated investments. For the first nine months of 2006, other revenues were $257 million, compared to $58 million for the first nine months of 2005.

For additional information on MLIM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the September 29, 2006 and December 30, 2005 period-end, and first nine months of 2006 and full-year 2005 average balance sheets:

(dollars in billions)

		2006		2005
	Sept. 29,	Nine Month	Dec. 30,	Full Year
	2006	Average(1)	2005	Average(1)

Assets
Trading-Related
Securities financing assets	$322.2	$352.6	$272.3	$268.3
Trading assets	184.1	187.4	148.7	182.9
Other trading-related receivables	59.2	66.9	54.3	60.9

	565.5	606.9	475.3	512.1

Non-Trading-Related
Cash	45.3	36.9	26.5	38.7
Investment securities	76.4	67.8	69.3	71.2
Loans, notes, and mortgages, net	71.1	70.4	66.0	60.6
Other non-trading assets	46.4	44.3	43.9	47.8

	239.2	219.4	205.7	218.3

Total assets	$804.7	$826.3	$681.0	$730.4

Liabilities
Trading-Related
Securities financing liabilities	$281.8	$328.7	$234.3	$272.7
Trading liabilities	99.9	116.5	88.9	105.7
Other trading-related payables	79.8	77.5	56.9	63.8

	461.5	522.7	380.1	442.2

Non-Trading-Related
Commercial paper and other short-term borrowings	8.5	9.5	3.9	6.5
Deposits	77.9	81.0	80.0	79.2
Long-term borrowings	160.4	134.4	132.4	122.4
Long-term debt issued to TOPrSsm partnerships	3.1	3.1	3.1	3.1
Other non-trading liabilities	54.6	38.7	45.9	43.8

	304.5	266.7	265.3	255.0

Total liabilities	766.0	789.4	645.4	697.2

Total stockholders’ equity	38.7	36.9	35.6	33.2

Total liabilities and stockholders’ equity	$804.7	$826.3	$681.0	$730.4

(1)	Averages represent management’s daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of its normal operations, Merrill Lynch enters into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of September 29, 2006:

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity facilities with SPEs(1)	$39,034	$38,884	$150	$-	$-
Liquidity and default facilities with SPEs(2)	6,056	4,099	1,957	-	-
Residual value guarantees(3)	1,059	59	167	329	504
Standby letters of credit and other guarantees(4)(5)(6)	4,099	1,667	517	1,636	279

(1)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch.
(2)	Amounts relate to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes $88 million of reimbursement agreements with the Mortgage 100sm program.
(5)	Includes guarantees related to principal-protected mutual funds.
(6)	Includes certain indemnifications related to foreign tax planning strategies.

Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, Merrill Lynch enters into various contractual obligations that may require future cash payments. The accompanying table summarizes Merrill Lynch’s contractual obligations by remaining maturity at September 29, 2006. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to Merrill Lynch’s insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Long-term borrowings(1)	$163,456	$34,288	$50,660	$33,513	$44,995
Purchasing and other commitments	18,747	15,801	681	772	1,493
Operating lease commitments	3,151	562	993	794	802

(1)	Includes long-term debt issued to TOPrSsm partnerships.

Commitments

At September 29, 2006, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Commitments to extend credit	$79,025	$39,205	$11,674	$19,697	$8,449
Commitments to enter into resale agreements	11,477	11,477	-	-	-

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

Capital

At September 29, 2006, equity capital, as defined by Merrill Lynch, was comprised of $35.5 billion of common equity, $3.1 billion of preferred stock, and $2.5 billion of long-term debt issued to TOPrSsm partnerships (net of related investments). Equity capital is Merrill Lynch’s view of capital available to support its businesses and differs from stockholders’ equity as defined by U.S. generally accepted accounting principles, which does not include long-term debt issued to TOPrSsm partnerships, net of related investments.

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

Merrill Lynch continued to grow its equity capital base in the first nine months of 2006 primarily through net earnings, additional preferred stock issuances, and the net effect of employee stock transactions, including the adoption of SFAS No. 123R, partially offset by common stock repurchases and dividends. Equity capital of $41.2 billion at September 29, 2006 was 8% higher than at December 30, 2005.

The Board of Directors authorized the repurchase of $6 billion of Merrill Lynch’s outstanding common shares under a program announced on February 26, 2006. During the third quarter of 2006, Merrill Lynch repurchased 18.3 million common shares at an average repurchase price of $71.56 per share.

On October 16, 2006, the Board of Directors authorized the repurchase of an additional $5 billion of Merrill Lynch outstanding common shares.

On February 28, 2006, Merrill Lynch issued $360 million face value of floating rate, non-cumulative, perpetual preferred stock.

On January 18, 2006, the Board of Directors declared a 25% increase in the regular quarterly dividend to 25 cents per common share.

Major components of the changes in equity capital for the first nine months of 2006 are as follows:

(dollars in millions)

Balance at December 30, 2005	$38,144
Net earnings	5,153
Issuance of preferred stock	360
Common and preferred stock dividends	(835)
Common stock repurchases	(6,321)
Net effect of employee stock transactions and other(1)	4,694

Balance at September 29, 2006	$41,195

(1)	Includes effect of Accumulated other comprehensive loss, the reclassification of FACAAP liabilities to equity associated with the adoption of SFAS No. 123R, and other items.

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

The following table provides calculations of Merrill Lynch’s leverage ratios at September 29, 2006 and December 30, 2005:

(dollars in millions)

	Sept. 29, 2006		Dec. 30, 2005

Total assets	$804,724		$681,015
Less:
Receivables under resale agreements	189,893		163,021
Receivables under securities borrowed transactions	105,463		92,484
Securities received as collateral	26,863		16,808
Add:
Trading liabilities, at fair value, excluding contractual agreements	63,221		60,178

Sub-total	545,726		468,880
Less:
Segregated cash and securities balances	14,908		11,949
Separate account assets	11,886		16,185

Adjusted assets	518,932		440,746
Less:
Goodwill and other intangible assets	2,263		6,035

Tangible adjusted assets	$516,669		$434,711
Stockholders’ equity	$38,651		$35,600
Add:
Long-term debt issued to TOPrSsm partnerships, net of related investments(1)	2,544		2,544

Equity capital	$41,195		$38,144
Tangible equity capital(2)	$38,932		$32,109
Leverage ratio(3)	19.5	x	17.9x
Adjusted leverage ratio(4)	12.6	x	11.6x
Tangible adjusted leverage ratio(5)	13.3	x	13.5x

(1)	Due to the perpetual nature of TOPrSsm and other considerations, Merrill Lynch views the long-term debt issued to TOPrSsm partnerships (net of related investments) as a component of equity capital. However, the Long-term debt issued to TOPrSsm partnerships is reported as a liability for accounting purposes. TOPrSsm related investments were $548 million at September 29, 2006 and December 30, 2005.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

Funding

Liquidity Risk Management

Liquidity risk management is a key component of Merrill Lynch’s overall risk management framework. Merrill Lynch seeks to assure liquidity across market cycles and through periods of financial stress. Merrill Lynch’s primary liquidity objective is to ensure that all unsecured debt obligations maturing within one year can be repaid without issuing new unsecured debt or requiring liquidation of business assets. Toward this goal, Merrill Lynch has established a set of liquidity practices that are outlined below. In addition, Merrill Lynch maintains a contingency funding plan that outlines actions that would be taken in the event of a funding disruption.

Maintain sufficient long-term capital: Merrill Lynch utilizes a long-term capital model which takes into account the term structure and liquidity value of assets to determine its long-term capital requirements. Merrill Lynch regularly reviews its mix of assets, liabilities and commitments to ensure the maintenance of adequate long-term capital sources to meet long-term capital requirements. Merrill

Lynch’s long-term capital sources include equity capital, long-term debt obligations and certain deposit liabilities in banking subsidiaries which are considered by management to be long-term or stable in nature.

At September 29, 2006 and December 30, 2005, total long-term capital was as follows:

(dollars in billions)

	Sept. 29,	Dec. 30,
	2006	2005

Equity capital	$41.2	$38.1
Long-term debt obligations(1)	114.2	99.3
Deposit liabilities(2)	66.9	69.9

Total long-term capital	$222.3	$207.3

(1)	Total long-term borrowings (excluding long term debt issued to TOPrSsm partnerships) less (1) the current portion and (2) other subsidiary financing — non-recourse. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
(2)	Includes $56.1 billion and $10.8 billion of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at September 29, 2006, and $60.2 billion and $9.7 billion of deposits, respectively, at December 30, 2005 that are considered by management to be long-term.

The following items are generally financed with long-term capital:

•	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including long-term, illiquid assets such as certain loans, private equity investments, goodwill and other intangible assets and fixed assets;

•	Subsidiaries’ regulatory capital;

•	Collateral on derivative contracts that may be required in the event of changes in Merrill Lynch’s ratings or movements in underlying instruments; and

•	Portions of commitments to extend credit based on management’s estimate of the probability of drawdown.

At September 29, 2006, Merrill Lynch’s long-term capital sources of $222.3 billion exceeded Merrill Lynch’s estimated long-term capital requirements.

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

During the second quarter of 2006, ML & Co. issued $2.0 billion of subordinated debt which matures on May 16, 2016. ML & Co. pays interest on this subordinated debt at an annual rate of 6.05%. During the third quarter of 2006, ML & Co. issued an additional $1.8 billion and EUR 1.5 billion of subordinated debt through two separate issuances that mature on September 15, 2026 and September 14, 2018, respectively. Both issuances include fixed rate and floating rate tranches. All of ML & Co.’s subordinated debt is junior in right of payment to all of ML & Co.’s senior indebtedness.

The following chart presents Merrill Lynch’s long-term borrowings maturity profile as of September 29, 2006 (quarterly for two years and annually thereafter):

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

Major components of the change in long-term borrowings, including long-term debt issued to TOPrSsm partnerships, during the first nine months of 2006 are as follows:

(dollars in billions)

Balance at December 30, 2005	$135.5
Issuance and resale	53.3
Settlement and repurchase	(27.6)
Other(1)	2.3

Balance at September 29, 2006(2)	$163.5

(1)	Relates to foreign exchange and other movements.
(2)	See Note 7 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

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

Merrill Lynch maintains excess liquidity in the form of cash, U.S. government and agency obligations, and other liquid securities to meet cash outflow obligations within one year such as unsecured debt repayments, commitments, other contractual obligations and contingent outflows. As of September 29, 2006 the excess liquidity at ML & Co., including amounts at subsidiaries which management believes may be upstreamed free of regulatory restrictions, totaled $51.5 billion. This excess liquidity and other liquidity sources which included maturing short-term assets and committed credit facilities, exceeded short-term obligations and other contractual and contingent cash outflows based on management’s estimates.

Merrill Lynch monitors the extent to which other unencumbered assets are available as a source of funds, considering that some subsidiaries are restricted in their ability to migrate excess cash and unencumbered assets to affiliates. As of September 29, 2006 unencumbered assets, including amounts that may be restricted, were in excess of $161.7 billion, including the carrying value of the ML & Co. excess liquidity.

For liquidity planning purposes, Merrill Lynch considers as short-term debt obligations: (i) commercial paper and other short-term borrowings and (ii) the current portion of long-term borrowings. At September 29, 2006 and December 30, 2005, these short-term debt obligations are as follows:

(dollars in billions)

	Sept. 29,	Dec. 30,
	2006	2005

Commercial paper and other short-term borrowings	$8.5	$3.9
Current portion of long-term borrowings	34.3	22.8

Total short-term obligations	$42.8	$26.7

Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed, multi-currency, unsecured bank credit facility that totaled $4.5 billion at September 29, 2006 and $4.0 billion at December 30, 2005. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2007. The facility includes a one year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for a further year beyond the expiration date in June 2007. At September 29, 2006 and December 30, 2005, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.

Merrill Lynch also maintains two committed, secured credit facilities which totaled $7.0 billion at September 29, 2006 and $5.5 billion at December 30, 2005. The facilities expire in December 2006 and May 2007 respectively. Both facilities include a one year term-out option that allows ML & Co. to extend borrowings under the facilities for a further year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At September 29, 2006 and December 30, 2005 there were no borrowings outstanding under either facility.

In addition, Merrill Lynch maintains a committed, secured credit facility with a financial institution that totaled $6.25 billion at September 29, 2006 and December 30, 2005. The secured facility may be collateralized by government obligations eligible for pledging. The facility expires in 2014, but may be terminated with at least nine months notice by either party. At September 29, 2006 and December 30, 2005, there were no borrowings outstanding under this facility.

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

Total borrowings outstanding at September 29, 2006 were issued in the following currencies:

(USD equivalent in millions)

USD	$103,006	60%
EUR	37,978	22
JPY	11,317	7
GBP	8,924	5
AUD	3,280	2
CAD	2,385	1
Other	5,034	3

Total	$171,924	100%

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

The senior debt and preferred stock ratings of ML & Co. and the ratings of preferred securities issued by subsidiaries on October 27, 2006 were as follows. Rating agencies express outlooks from time to time on these ratings. Each of these agencies describes its current outlook as stable. On October 27, 2006 Standard & Poor’s raised ML & Co.’s senior debt rating to AA− and its preferred stock rating to A.

Preferred
Rating Agency	Senior Debt Ratings	Stock Ratings

Dominion Bond Rating Service Ltd.	AA (low)	Not Rated
Fitch Ratings	AA−	A+
Moody’s Investors Service, Inc.	Aa3	A2
Rating & Investment Information, Inc. (Japan)	AA	A+
Standard & Poor’s Ratings Services	AA−	A

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At September 29, 2006, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $388 million in the event of a one-notch downgrade and approximately $794 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. Merrill Lynch considers additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of its liquidity management practices.

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

The table that follows presents Merrill Lynch’s average and ending VaR for trading instruments for the second and third quarters of 2006 and the full-year 2005. Additionally, high and low VaR for the third quarter of 2006 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

						Daily	Daily	Daily
	Sept. 29,	June 30,	Dec. 30,	High	Low	Average	Average	Average
	2006	2006	2005	3Q06	3Q06	3Q06	2Q06	2005

Trading Value-at-Risk(1)
Interest rate and credit spread	$46	$56	$37	$66	$46	$56	$44	$37
Equity	15	19	16	23	9	16	25	12
Commodity	12	11	6	22	10	15	9	8
Currency	3	4	2	9	2	5	4	3

	76	90	61			92	82	60
Diversification benefit	(33)	(37)	(23)			(35)	(34)	(25)

Overall(2)	$43	$53	$38	$71	$43	$57	$48	$35

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Overall VaR using a 95% confidence level and a one-week holding period was $72 million at September 29, 2006, $92 million at June 30, 2006 and $63 million at December 30, 2005.

Trading VaR at September 29, 2006 was lower than at June 30, 2006 due primarily to reductions in credit spread and equity exposures. The average trading VaR was higher in the third quarter than in the second quarter due primarily to higher credit spread and commodity exposures earlier in the period. If market conditions are favorable, Merrill Lynch may increase its risk taking in a number of its businesses, including certain proprietary trading activities and principal investments. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. Risk levels are monitored on a daily basis to ensure they remain within corporate risk guidelines and tolerance levels.

Non-Trading Market Risk

Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity investments. Also included are the risks related to treasury funding activities. Risks related to lending activities are covered in the Credit Risk section.

The primary market risk of non-trading investment securities, and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the third quarter of 2006, the total credit spread sensitivity of these instruments is a pre-tax loss of $24 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $22 million at the end of the second quarter of 2006 and $19 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the foregoing non-trading positions, together with treasury funding activities is expressed as sensitivity to changes in the general level of interest rates. Treasury funding activities include LYONs®, TOPrSsm and other long-term debt together with interest rate hedges. At the end of the third quarter of 2006, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $3 million for a parallel one basis point increase in interest rates across all yield curves, compared to $2 million at the end of the second quarter of 2006, and $1 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

The following table presents a distribution of commercial loans and closed commitments for September 29, 2006, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. As of September 29, 2006, Merrill Lynch’s largest commercial lending industry concentration was to financial institutions including banks, insurance companies, finance companies, investment managers and other diversified financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on Merrill Lynch’s commercial lending related activities can be found in Note 6 to the Condensed Consolidated Financial Statements. The following table depicts Merrill Lynch’s commercial lending balances by credit quality, industry and country at September 29, 2006

(dollars in millions)

	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

Investment grade	$18,491	$5,656	$14,601	$21,584
Non-investment grade	22,610	1,366	13,006	1,127

Total	$41,101	$7,022	$27,607	$22,711

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Financial institutions	34%	8%	44%	32%
Consumer goods and services	22	39	21	16
Real estate	17	13	7	3
Technology/Media/Telecommunications	3	24	4	15
Energy/Utilities	1	6	3	17
Industrial/Manufacturing goods and services	4	4	6	10
All other	19	6	15	7

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	64%	71%	80%	73%
United Kingdom	12	2	7	6
Germany	3	3	-	8
Japan	4	4	1	-
Netherlands	2	-	2	2
All other	15	20	10	11

Total	100%	100%	100%	100%

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

In addition, to reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, Merrill Lynch evaluates risk exposures net of related collateral. The following is a summary of counterparty credit ratings for the replacement cost (net of $10.7 billion of collateral, of which $6.7 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at September 29, 2006.

(dollars in millions)

					Cross-
	Years to Maturity				Maturity
Credit Rating(1)	0-3	3+-5	5+-7	Over 7	Netting(2)	Total

AAA	$1,759	$537	$177	$2,476	$(702)	$4,247
AA	2,950	614	830	2,189	(1,791)	4,792
A	2,989	1,298	1,510	2,971	(1,689)	7,079
BBB	1,468	444	457	1,431	(590)	3,210
Other	2,557	714	366	681	(223)	4,095

Total	$11,723	$3,607	$3,340	$9,748	$(4,995)	$23,423

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

In addition to the amounts included in the following table, derivatives may also expose Merrill Lynch to credit risk related to the underlying security where a derivative contract can either replicate ownership of the underlying security (e.g., long total return swaps) or potentially force Merrill Lynch to take ownership of the underlying security (e.g., short put options). Derivatives may also subject Merrill Lynch to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. Merrill Lynch seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

Merrill Lynch holds direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. Merrill Lynch has also committed to participate in limited partnerships that invest in leveraged transactions. Merrill Lynch expects that future commitments to participate in limited partnerships and other direct equity investments will continue to be made on a selective basis.

Trading Exposures

The following table summarizes Merrill Lynch’s trading exposure to non-investment grade or highly leveraged issuers or counterparties:

(dollars in millions)

	Sept. 29,	Dec. 30,
	2006	2005

Trading assets:
Cash instruments	$22,849	$15,578
Derivatives	6,558	6,750
Trading liabilities — cash instruments	(3,419)	(3,400)
Collateral on derivative assets	(2,463)	(3,123)

Net trading asset exposure	$23,525	$15,805

Included in the preceding table are debt and equity securities and bank loans of companies in various stages of bankruptcy proceedings or in default. At September 29, 2006, the carrying value of such debt and equity securities totaled $601 million, of which 38% resulted from Merrill Lynch’s market-making activities in such securities. This compared with $900 million at December 30, 2005, of which 61% related to market-making activities. Also included are distressed bank loans totaling $404 million and $290 million at September 29, 2006 and December 30, 2005, respectively.

Non-Trading Exposures

The following table summarizes Merrill Lynch’s non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	Sept. 29,	Dec. 30,
	2006	2005

Investment securities	$781	$554
Other investments(1):
Partnership interests	3,782	2,223
Other equity investments(2)	2,565	2,086
Other assets	-	76

(1)	Includes a total of $773 million and $556 million in investments held by employee partnerships at September 29, 2006 and December 30, 2005, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 158 and 167 enterprises at September 29, 2006 and December 30, 2005, respectively.

In addition, Merrill Lynch had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $2.3 billion and $1.3 billion at September 29, 2006 and December 30, 2005, respectively, which primarily relate to commitments to invest in partnerships.

Recent Developments

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by the Emerging Issues Task Force on Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to consider changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of the adoption. Merrill Lynch is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of 2007 as permitted and whether the adoption will have a material impact on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (loss), net of tax. These provisions of SFAS No. 158 are effective for Merrill Lynch for year-end 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. Merrill Lynch has historically used a September 30 measurement date. Under the provisions of SFAS No. 158, Merrill Lynch will be required to change its measurement date to coincide with its December year-end. This provision of SFAS No. 158 will be effective for Merrill Lynch beginning with year-end 2008. Merrill Lynch is currently assessing the impact of the adoption of SFAS No. 158 on the Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under the SAB No. 108 approach. Merrill Lynch does not expect the adoption of SAB No. 108 to have a material impact on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for Merrill Lynch beginning in the first quarter of 2007. Merrill Lynch is currently evaluating the impact of adopting FIN 48 on the Condensed Consolidated Financial Statements.

In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and should consider what risks the variable interest entity was designed to create. Merrill Lynch adopted the FSP beginning in the third quarter of 2006 for all new entities with which Merrill Lynch became involved. Merrill Lynch will apply the provisions of the FSP to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of the Interpretation. The adoption of the FSP during the third quarter did not have a material impact on the Condensed Consolidated Financial Statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Merrill Lynch will adopt SFAS No. 156 beginning in the first quarter of 2007. Merrill Lynch is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Merrill Lynch will adopt SFAS No. 155 beginning in the first quarter of 2007. At adoption, for any financial instruments which the fair value election is made, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch is currently assessing the impact of adopting SFAS No. 155 on the Condensed Consolidated Financial Statements.

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

Statistical Data

	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.
	2005	2005	2006	2006	2006

Client Assets (dollars in billions)
Private Client:
U.S.	$1,271	$1,341	$1,381	$1,370	$1,412
Non-U.S.	113	117	121	124	130

Total Private Client Assets	1,384	1,458	1,502	1,494	1,542
Assets in Annuitized-Revenue Products(1)	$496	$528	$560	$559	$578

Net New Money (dollars in billions)
All Private Client Accounts(2)	$11	$17	$18	$7	$14
Annuitized-Revenue Products (2)(3)	$10	$10	$13	$10	$7

Full-Time Employees:(4)(5)
U.S.	41,900	43,200	43,400	43,600	43,200
Non-U.S.	11,200	11,400	12,100	12,400	12,100

Total	53,100	54,600	55,500	56,000	55,300

Private Client Financial Advisors:(6)	14,690	15,160	15,350	15,520	15,700

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$670,593	$681,015	$732,240	$799,188	$804,724
Total stockholders’ equity	$33,630	$35,600	$37,825	$36,541	$38,651
Book value per common share	$34.66	$35.82	$37.19	$37.18	$40.22
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	881,409	876,230	883,737	885,373	855,844
Diluted	968,493	970,673	981,085	973,324	945,274
Common shares outstanding at period end	921,699	919,201	933,443	898,124	883,268

Note:	Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	Includes all Private Client Assets which generate fee-based revenue.
(2)	GPC net new money excludes flows associated with the Institutional Advisory Division which serves certain small- and middle-market companies, as well as net outflows in the Amvescap retirement business and the Advest acquisition prior to its system conversion in early March 2006.
(3)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products. Includes net flows from the majority of annuitized-revenue products but excludes flows in the Amvescap retirement business, as well as certain other annuitized products.
(4)	Excludes 200 full-time employees on salary continuation severance at the end of 3Q05 and 4Q05, 300 at the end of 1Q06 and 2Q06 and 200 at the end of 3Q06.
(5)	3Q06 excludes 2,400 MLIM employees that transferred to BlackRock at the end of the quarter.
(6)	Includes 140 FA’s associated with the Mitsubishi UFJ JV at the end of 2Q06 and 150 at the end of 3Q06.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005 and ML & Co’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Litigation

United States v. Brown, et al.:  On October 19, 2006, the United States Court of Appeals for the Fifth Circuit denied the government’s petition for rehearing, and thus allowed to stand the August 1, 2006, decision of the Court of Appeals vacating the conviction of four former Merrill Lynch employees for conspiracy and wire fraud related to Enron’s alleged misrepresentations of its financial condition.

Newby v. Enron Corp. et al.:  On August 8, 2006, the district court postponed the commencement of the trial until April 9, 2007. On November 1, 2006, the United States Court of Appeals for the Fifth Circuit agreed to hear Merrill Lynch’s appeal of the district court’s July 5, 2006 order allowing the case to proceed as a class action.

Allegheny Energy Litigation

Merrill Lynch v. Allegheny Energy, Inc.:  On October 30, 2006, the United States Court of Appeals for the Second Circuit heard oral argument on Allegheny Energy’s appeal of the July 18, 2005, decision ordering it to pay Merrill Lynch $115 million plus interest and denying Allegheny’s claims for relief. No decision has yet been rendered on the appeal.

SwissAir

A hearing has been set for December 6, 2006 before the commercial court of Zurich for the court to express its preliminary views on the merits of the claims by the Liquidator of SAirGroup (“SwissAir”) against Merrill Lynch Capital Markets Bank AG (“MLCMB AG”). As set forth in Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Liquidator claims that SwissAir lacked authority to enter into certain transactions with MLCMB AG in 1999 and 2000 pursuant to which SwissAir received an economic interest in additional SwissAir shares. MLCMB AG has denied the Liquidator’s allegations.

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

On July 25, 2006, ML & Co. issued unregistered common stock in connection with a transaction under South Africa’s Black Economic Empowerment program between Merrill Lynch South Africa (Proprietary) Limited (“MLSA”) and Tselane Basadi Capital Proprietary Limited, Merrill Lynch South Africa Black Employees Trust and Merrill Lynch South Africa Charitable Trust (collectively, the “beneficiaries”). Under the terms of the agreements entered into principally between ML&Co, MLSA and the beneficiaries on July 25, 2006, ML&Co. donated 173,556 shares of ML& Co. common stock, equivalent to an 8.5% economic interest in MLSA. The ML & Co. common stock was issued in accordance with Regulation S under the Securities Act of 1933 and is subject to restrictions on transfer. There was no underwriter or distributor for the shares. ML & Co. does not plan to file a registration statement under the Securities Act of 1933 to register the resale of the ML & Co. shares by the counterparties.

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended September 29, 2006.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Jul. 1, 2006 – Aug. 4, 2006)
Capital Management Program	12,678,500	$70.06	12,678,500	$1,435
Employee Transactions(2)	334,992	71.11	N/A	N/A
Month #2 (Aug. 5, 2006 – Sep. 1, 2006)
Capital Management Program	2,976,700	$73.89	2,976,700	$1,215
Employee Transactions(2)	154,182	74.14	N/A	N/A
Month #3 (Sep. 2, 2006 – Sep. 29, 2006)
Capital Management Program	2,691,000	$76.07	2,691,000	$1,010
Employee Transactions(2)	507,296	78.17	N/A	N/A

Third Quarter 2006 (Jul. 1, 2006 – Sep. 29, 2006)
Capital Management Program	18,346,200	$71.56	18,346,200	$1,010
Employee Transactions(2)	996,470	75.17	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.

(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2005 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2006, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

Item 5.	Other Information

The 2007 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 27, 2007 at the Merrill Lynch Hopewell Campus, 1550 Merrill Lynch Drive, Hopewell, New Jersey. Any shareholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.’s Certificate of Incorporation, has been given to the Corporate Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 11, 2007 and no later than March 8, 2007. In addition, any shareholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.’s By-Laws, to the Secretary of ML & Co. on or before March 8, 2007. In order to be included in ML & Co.’s proxy statement, shareholder proposals must be received by ML & Co. no later than November 10, 2006.

Item 6.	Exhibits

4	Instruments defining the rights of security holders, including indentures:
ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments that have not been filed which define the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis. Such instruments have not been filed pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K.
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
     Principal Accounting Officer

Date: November 3, 2006

INDEX TO EXHIBITS

Exhibit

4	Instruments defining the rights of security holders, including indentures:
ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments that have not been filed which define the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis. Such instruments have not been filed pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K.
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