Form 10-K
period 2006-12-29
MERRILL LYNCH & CO INC
filed 2007-02-26
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7182
Merrill Lynch & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-2740599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center, New York, New York	10080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.33 1/3 and attached Rights to Purchase Series A Junior Preferred Stock	New York Stock Exchange Chicago Stock Exchange

Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 1; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 2; Depositary Shares representing 1/1200th share of 6.375% Non- Cumulative Preferred Stock, Series 3; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 4; and S&P 500® Inflation Adjusted MITTS® Securities due September 24, 2007; Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantees with respect thereto)	New York Stock Exchange

See the full list of securities listed on the American Stock Exchange and The NASDAQ Stock Market on the pages directly following this cover.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of the close of business on June 30, 2006, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $62.1 billion.

As of the close of business on February 16, 2007, there were 881,700,999 shares of Common Stock and 2,634,716 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.

Documents Incorporated By Reference: Portions of the Merrill Lynch Proxy Statement to be filed for its 2007 Annual Meeting of Shareholders to be held April 27, 2007 are incorporated by reference in this Form 10-K in response to Part III.

Pages 1 through 18, on which appeared a portion of Merrill Lynch & Co., Inc.’s 2006 Annual Report to Shareholders, are not filed with, incorporated by reference in or otherwise to be deemed a part of this Annual Report on Form 10-K.

Securities registered pursuant to Section 12(b) of the Act and listed on the American Stock Exchange are as follows:
Accelerated Return NotesSM Linked to the S&P 500 Index due April 7, 2008; Strategic Return Notes® Linked to the Industrial 15 Index due February 2, 2012; 12% Callable Stock Return Income Debt Securities® (payable on the maturity date with Apple, Inc. common stock) due February 7, 2008; Accelerated Return NotesSM Linked to the Energy Select Sector Index due February 29, 2008; Dow Jones EURO STOXX 50SM Index Market Indexed Target-Term Securities® due June 28, 2010; Accelerated Return NotesSM Linked to the MSCI EAFE® Index due February 6, 2008; Accelerated Return NotesSM Linked to the Dow Jones Industrial AverageSM due March 6, 2008; Accelerated Return NotesSM Linked to the Nikkei® 225 Index due January 7, 2008; Strategic Return Notes® Linked to the Select Ten Index due November 8, 2011; Nikkei 225 Market Indexed Target-Term Securities® due April 5, 2010; Accelerated Return NotesSM Linked to the Russell 2000® Index due January 4, 2008; Strategic Return Notes Linked to the Baby Boomer Consumption Index due September 6, 2011; Accelerated Return NotesSM Linked to the Dow Jones Industrial AverageSM due November 20, 2007; Accelerated Return NotesSM Linked to the S&P MidCap 400 Index due August 8, 2007; Accelerated Return NotesSM Linked to the PHLX® Gold and Silver Sector Index due October 9, 2007; Strategic Return Notes Linked to the Value 30 Index due August 8, 2011; Strategic Return Notes Linked to the Value 30 Index due July 6, 2011; Accelerated Return NotesSM Linked to the Russell 2000® Index due September 6, 2007; Accelerated Return NotesSM Linked to the Nikkei® 225 Index due August 6, 2007; 7% Callable Stock Return Income Debt SecuritiesSM (payable on the maturity date with Intel Corporation common stock) due April 5, 2007; 8% Callable Stock Return Income Debt SecuritiesSM (payable on the maturity date with Halliburton Company common stock) due April 4, 2007; 50/150 Nikkei® 225 Index Notes due October 7, 2009; Accelerated Return NotesSM Linked to the Dow Jones EURO STOXX 50SM Index due May 8, 2007; Accelerated Return NotesSM Linked to the S&P 500 ® Index due August 24, 2007; Accelerated Return NotesSM Linked to the Nasdaq-100 Index due August 3, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 3, 2009; Accelerated Return NotesSM Linked to the Nikkei® 225 Index due March 5, 2007; Accelerated Return Bear Market NotesSM Linked to the PHLX Housing Sector Index due March 22, 2007; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due January 3, 2011; Accelerated Return NotesSM Linked to the Russell 2000® Index due February 28, 2007; Nikkei® 225 Market Indexed Target Term Securities® due June 5, 2009; 8% Monthly Income Strategic Return Notes Linked to the CBOE DJIA BuyWrite Index due November 9, 2010; Convertible Securities Exchangeable into Pharmaceutical HOLDRs® due September 7, 2010; Strategic Return Notes Linked to the Industrial 15 Index due August 9, 2010; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due June 7, 2010; MITTS® Securities based upon the Russell 2000® Index due March 30, 2009; Nikkei® 225 Securities due March 30, 2009; S&P 500 MITTS® Securities due June 29, 2009; MITTS® Securities based upon the Dow Jones Industrial AverageSM due August 7, 2009; S&P 500 MITTS® Securities due September 4, 2009; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Callable MITTS® Securities due October 5, 2007 based upon Semiconductor HOLDRS®; Callable MITTS® Securities due September 13, 2007 based upon Broadband HOLDRS®; Callable Nasdaq-100 MITTS® Securities due August 3, 2007; Callable MITTS® Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS® Securities due May 4, 2009 Linked to the Amex Biotechnology Index; Callable MITTS® Securities due June 1, 2009 Linked to the Amex Defense Index; Callable MITTS® Securities due August 3, 2007 based upon Biotech HOLDRS®; Nikkei® 225 MITTS® Securities due March 30, 2007; Callable MITTS® Securities due March 5, 2007 based upon Internet HOLDRS®; 0.25% Callable and Exchangeable Stock-Linked Notes due January 7, 2008 (Linked to the performance of Wells Fargo & Company); Nikkei® 225 MITTS® Securities due June 27, 2007; Strategic Return Notes Linked to the Select Ten Index due March 1, 2007; Strategic Return Notes Linked to the Oil and Natural Gas Index due March 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due May 3, 2007; Strategic Return Notes Linked to the Select Ten Index due May 3, 2007; Strategic Return Notes Linked to the Select European 50 Index due June 11, 2007; Strategic Return Notes Linked to the Select Ten Index due June 28, 2007; Strategic Return Notes Linked to the Industrial 15 Index due August 30, 2007; Strategic Return Notes Linked to the Select Ten Index due October 25, 2007; Strategic Return Notes Linked to the Biotech-Pharmaceutical Index due November 1, 2007; Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008; Convertible Securities Exchangeable into The Coca-Cola Company Common Stock due September 30, 2008; Strategic Return Notes Linked to the Select Utility Index due February 25, 2009; and Strategic Return Notes Linked to the Select Utility Index due September 28, 2009.
Securities registered pursuant to Section 12(b) of the Act and listed on The NASDAQ Stock Market are as follows:
Accelerated Return NotesSM Linked to the Nasdaq-100 Index due October 9, 2007; Strategic Return Notes Linked to the Industrial 15 Index due April 25, 2011; S&P 500 Market Indexed Target-Term Securities®, due June 7, 2010; Accelerated Return Notes® Linked to the Nasdaq 100 Index due August 3, 2007; Leveraged Index Return Notes Linked to the Nikkei® 225 Index due March 2, 2009; S&P 500 MITTS® Securities due August 31, 2011; Strategic Return Notes Linked to the Select Ten Index due June 4, 2009; 97% Protected Notes Linked to Global Equity Basket due February 14, 2012; Strategic Return Notes Linked to the Industrial 15 Index due March 30, 2009; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; 97% Protected Notes Linked to the performance of the Dow Jones Industrial AverageSM due March 28, 2011; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; Dow Jones Industrial AverageSM MITTS® Securities due December 27, 2010; Nikkei® 225 MITTS® Securities due March 8, 2011; Strategic Return Notes Linked to the Industrial 15 Index due October 31, 2008; Strategic Return Notes Linked to the Select Ten Index due September 30, 2008; Nikkei® 225 MITTS® Securities due September 30, 2010; S&P 500 MITTS® Securities due September 3, 2008; Market Recovery Notes Linked to the Nasdaq-100 Index; S&P 500 MITTS® Securities due August 5, 2010; Strategic Return Notes® Linked to the Industrial 15 Index due August 5, 2008; Strategic Return Notes Linked to the Select Ten Index due June 27, 2008; S&P 500 MITTS® Securities due June 3, 2010; Strategic Return Notes Linked to the Select Ten Index due February 28, 2008; MITTS® Securities based upon the Dow Jones Industrial AverageSM due January 16, 2009; MITTS® Securities based upon the Dow Jones Industrial AverageSM due September 29, 2008; S&P 500 MITTS® Securities due August 29, 2008; S&P 500 MITTS® Securities due November 20, 2007;S&P 500 MITTS® Securities due June 29, 2007.

Selected Financial Data

	Year Ended Last Friday in December
	2006		2005		2004		2003		2002
(dollars in millions, except per share amounts)	(52 weeks	)	(52 weeks	)	(53 weeks	)	(52 weeks	)	(52 weeks	)

Results of Operations
Total Revenues	$70,591		$47,796		$32,619		$27,924		$28,361
Less Interest Expense	35,932		21,774		10,560		8,024		9,990

Net Revenues	34,659		26,022		22,059		19,900		18,371
Non-Interest Expenses	24,233		18,791		16,223		14,680		16,059

Earnings Before Income Taxes	10,426		7,231		5,836		5,220		2,312
Income Tax Expense	2,927		2,115		1,400		1,384		604

Net Earnings	$7,499		$5,116		$4,436		$3,836		$1,708

Net Earnings Applicable to Common Stockholders(1)	$7,311		$5,046		$4,395		$3,797		$1,670

Financial Position
Total Assets	$841,299		$681,015		$628,098		$480,233		$440,252
Short-Term Borrowings(2)	284,226		221,389		180,058		111,727		98,371
Deposits	84,124		80,016		79,746		79,457		81,842
Long-Term Borrowings	181,400		132,409		119,513		85,178		79,788
Junior Subordinated Notes (related to trust preferred securities)	3,813		3,092		3,092		3,203		3,188
Total Stockholders’ Equity	39,038		35,600		31,370		28,884		24,081

Common Share Data
(in thousands, except per share amounts)
Earnings Per Share:
Basic	$8.42		$5.66		$4.81		$4.22		$1.94
Diluted	$7.59		$5.16		$4.38		$3.87		$1.77

Weighted-Average Shares Outstanding:
Basic	868,095		890,744		912,935		900,711		862,318
Diluted	962,962		977,736		1,003,779		980,947		947,282
Shares Outstanding at Year-End	867,972		919,201		931,826		949,907		873,780
Book Value Per Share	$41.35		$35.82		$32.99		$29.96		$27.07
Dividends Paid Per Share	$1.00		$0.76		$0.64		$0.64		$0.64

Financial Ratios
Pre-Tax Profit Margin	30.1%		27.8%		26.5%		26.2%		12.6%
Common Dividend Payout Ratio	11.9%		13.4%		13.3%		15.2%		33.0%
Return on Average Assets	0.9%		0.7%		0.8%		0.8%		0.4%
Return on Average Common Stockholders’ Equity	21.3%		16.0%		14.9%		14.8%		7.5%

Other Statistics
Full-Time Employees:
U.S.	43,700		43,200		40,200		38,200		40,000
Non-U.S.	12,500		11,400		10,400		9,900		10,900

Total(3)	56,200		54,600		50,600		48,100		50,900

Private Client Financial Advisors	15,880		15,160		14,140		13,530		14,010
Private Client Assets (dollars in billions)	$1,619		$1,458		$1,359		$1,267		$1,098

(1)	Net earnings less preferred stock dividends.
(2)	Consists of payables under repurchase agreements and securities loaned transactions and short-term borrowings.
(3)	Excludes 100, 200, 100, 200, and 1,500 full-time employees on salary continuation severance at year-end 2006, 2005, 2004, 2003 and 2002, respectively.
20   Merrill Lynch 2006 Annual Report

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Non-GAAP Financial Measures
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See “Risk Factors that Could Affect Our Business”. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of Merrill Lynch’s financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons. For a reconciliation of non-GAAP measures presented throughout our Annual Report see Exhibit 99.1 filed with the 2006 Form 10-K.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov.
Our internet address is www.ml.com, and the investor relations section of our website can be accessed directly at www.ir.ml.com. We make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We have also posted on our website corporate governance materials including our Guidelines for Business Conduct, Code of Ethics for Financial Professionals, Director Independence Standards, Corporate Governance Guidelines, Related Party Transactions Policy and charters for the committees of our Board of Directors. In addition, our website includes information on purchases and sales of our equity securities by our executive officers and directors, as well as disclosures relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.
We will post on our website amendments to our Guidelines for Business Conduct and Code of Ethics for Financial Professionals and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange. The information on our website is not incorporated by reference into this Report. You can obtain printed copies of these documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.
Overview
Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading wealth management, capital markets and advisory companies with offices in 37 countries and territories and total client assets of approximately $1.6 trillion at December 29, 2006. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.1 trillion in assets under management at December 31, 2006.
We conduct our business from various locations throughout the world. Our world headquarters is located in the World Financial Center in New York City, and our other principal United States business and operational centers are located in New Jersey and Florida. Our major geographic regions of operations include the United States; Europe, the Middle East and Africa (“EMEA”); the Pacific Rim; Canada; and Latin America.

Since the fourth quarter of 2006, our business segment reporting reflects the management reporting lines established after the merger of our Merrill Lynch Investment Managers (“MLIM”) business with BlackRock on September 29, 2006 (the “BlackRock merger”), as well as the economic and long-term financial performance characteristics of the underlying businesses.
Prior to the fourth quarter of 2006, we reported our business activities in three operating segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. Accordingly, a new business segment, Global Wealth Management (“GWM”), was created, consisting of GPC and Global Investment Management (“GIM”). GWM along with GMI will now be our business segments. We have restated prior period segment information to conform to the current period presentation and, as a result, are presenting GWM as if it had existed for these prior periods. See Note 3 to the Consolidated Financial Statements for further information on segments.
The BlackRock merger closed on the last day of our third fiscal quarter, and as a result, our 2006 results of operations for MLIM include only results through the first nine months of 2006. For more information on the BlackRock merger, refer to Note 2 to the Consolidated Financial Statements.
The following is a description of our business segments, including MLIM, which ceased to exist as a separate business segment effective with the BlackRock merger:
■
GMI, our institutional business segment, provides trading, capital markets services, investment banking and advisory services to corporations, financial institutions, institutional investors, and governments around the world. GMI’s Global Markets division facilitates client transactions and is a market maker in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands. In addition, GMI also engages in certain proprietary trading activities. Global Markets also provides clients with financing, securities clearing, settlement, and custody services and also engages in principal and private equity investing. GMI’s Investment Banking division provides a wide range of securities origination and strategic advisory services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally. These services also include advising clients on strategic issues, valuation, mergers, acquisitions and restructurings. In 2006, GMI generated 57% of our net revenues and 65% of our pre-tax earnings. GMI’s growth strategy entails a program of investments in personnel and technology to gain further scale in certain asset classes and geographies.

■
GWM, our full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. Within the GPC division, most of our services are delivered by our Financial Advisors (“FAs”) through a global network of branch offices. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and Visa® cards; trust and generational planning; retirement services; and insurance products. GWM’s GIM division includes a business that creates and manages hedge fund and other alternative investment products for GPC clients, and Merrill Lynch’s share of net earnings from its ownership positions in other investment management companies, including our investment in BlackRock. In 2006, GWM generated 37% of our net revenues and 28% of our pre-tax earnings. GWM’s growth priorities include continued growth in client assets, the hiring of additional FAs, client segmentation, annuitization of revenues through fee-based products, diversification of revenues through adding products and services, investments in technology to enhance productivity and efficiency, and disciplined expansion into additional geographic areas globally.

■
MLIM, our asset management segment through the third quarter of 2006 and prior to the BlackRock merger, offered a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities included equity, fixed income, money market, index, enhanced index and alternative investments, which were offered through vehicles such as mutual funds, privately managed accounts, and retail and institutional separate accounts. In 2006, MLIM generated 6% of our net revenues and 7% of our pre-tax earnings, which reflects its results only for the first nine months of 2006 prior to the BlackRock merger.

We also provide a variety of research services on a global basis through our Global Securities Research & Economics Group. These services are at the core of the value proposition we offer to institutional and individual client sales forces and their customers, and are an integral component of the product offering to GMI and GWM clients. This group distributes research focusing on four main disciplines globally: fundamental equity research, fixed income and equity-linked research, economics and foreign exchange research and investment strategy research. We consistently rank among the leading research providers in the industry, and our analysts and other professionals cover approximately 3,000 companies.
We are a Consolidated Supervised Entity (“CSE”) and subject to group-wide supervision by the SEC. As a CSE, we compute our allowable capital and allowances and permit the SEC to examine the books and records of the holding company and any subsidiary that does not have a principal regulator; and we have adopted various additional SEC reporting, record-keeping, and notification requirements. We are in compliance with applicable CSE standards. Being a CSE has imposed additional costs, although not material to date, and has introduced new requirements to monitor capital adequacy. In respect of the European Union (“EU”) Financial Conglomerates (or “Financial Groups”) Directive, the U.K. Financial Services Authority (“FSA”) has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch.
22   Merrill Lynch 2006 Annual Report

Risk Factors that Could Affect Our Business
In the course of conducting our business operations, we could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect our financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures, most of which are described in the Risk Management section of the Management’s Discussion and Analysis.
Market Risk
Our business may be adversely impacted by global market and economic conditions that may cause fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. We are exposed to potential changes in the value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and/or other risks. These fluctuations may result from changes in economic conditions, monetary and fiscal policies, the liquidity of global markets, availability and cost of capital, international and regional political events, acts of war or terrorism and investor sentiment. We have a large and increasing amount of proprietary trading and investment positions, which include proprietary trading positions in fixed income, currency, commodities and equity securities, as well as in real estate, private equity and other investments. We may incur losses as a result of increased market volatility, as these fluctuations may adversely impact the valuation of our trading and investment positions. Conversely, a decline in volatility may adversely affect the results in our trading business, which depend on market volatility to create client and proprietary trading opportunities.
Credit Risk
Our business may be adversely impacted by an increase in our credit exposure related to trading, lending, and other business activities. We are exposed to the potential for credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations. These credit exposures exist within lending relationships, commitments, letters of credit, derivatives, foreign exchange and other transactions. These exposures may arise, for example, from a decline in the financial condition of a counterparty, from entering into swap or other derivative contracts under which counterparties have obligations to make payments to us, from a decrease in the value of securities of third parties that we hold as collateral, or from extending credit to clients through loans or other arrangements. As our credit exposure increases, it could have an adverse effect on our business and profitability if material unexpected credit losses occur.
Liquidity Risk
Our business and financial condition may be adversely impacted by an inability to borrow funds or sell assets to meet maturing obligations. We are exposed to liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem that affects our trading clients or ourselves. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. Our inability to borrow funds or sell assets to meet maturing obligations, a negative change in our credit ratings that would have an adverse effect on our ability to borrow funds, or regulatory capital restrictions imposed on the free flows of funds between us and our subsidiaries may have a negative effect on our business and financial condition.
Operational Risk
We may incur losses due to the failure of people, internal processes and systems or from external events. Our business may be adversely impacted by operational failures or from unfavorable external events. We are exposed to the risk of loss resulting from the failure of people, internal processes and systems or from external events. Such operational risks may include, exposure to theft and fraud, improper business practices, client suitability and servicing risks, product complexity and pricing risk or from improper recording, evaluating or accounting for transactions. We could suffer financial loss, disruption of our business, liability to clients, regulatory intervention or reputational damage from such events, which would affect our business and financial condition.
Litigation Risk
Legal proceedings could adversely affect our operating results for a particular period and impact our credit ratings. We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. Some of the legal actions against us include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers who would otherwise be the primary defendants are bankrupt or otherwise in financial distress. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies.

We may explore potential settlements before a case is taken through trial because of uncertainty, risks, and costs inherent in the litigation process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, we will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits disclosed in “Other Information (Unaudited) – Legal Proceedings”, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict what the eventual loss or range of loss related to such matters will be. Potential losses may be material to our operating results or cash flows for any particular period and may impact our credit ratings.
Regulatory and Legislative Risks
Many of our businesses are highly regulated and could be impacted, and in some instances adversely impacted, by regulatory and legislative initiatives around the world. Our business may be affected by various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities and bank regulators including the SEC, the FSA, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision (“OTS”), and the Utah Department of Finance Institutions, and self-regulatory organizations including The New York Stock Exchange, Inc. (“NYSE”), the National Association of Securities Dealers, Inc. (“NASD”), the Commodity Futures Trading Commission (“CFTC”) and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies. Such changes have occurred in areas such as corporate governance, anti-money laundering, privacy, research analyst conflicts of interest and qualifications, practices related to the issuance of securities, mutual fund trading, disclosure practices and auditor independence.
Competitive Environment
Competitive pressures in the financial services industry could adversely affect our business and results of operations. We compete globally for clients on the basis of price, the range of products that we offer, the quality of our services, our financial resources, and product and service innovation. The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by the introduction of new technology platforms, consolidation through mergers, increased competition from new and established industry participants and diminishing margins in many mature products and services. We compete with U.S. and non-U.S. commercial banks and other broker-dealers in brokerage, underwriting, trading, financing and advisory businesses. For example, the financial services industry in general, including us, has experienced intense price competition in brokerage, as the ability to execute trades electronically, through the internet and through other alternative trading systems has pressured trading commissions and spreads. Many of our non-U.S. competitors may have competitive advantages in their home markets. In addition, our business is substantially dependent on our continuing ability to compete effectively to attract and retain qualified employees, including successful FAs, investment bankers, trading professionals and other revenue-producing or support personnel.
For further information on Risks refer to Note 6 to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Use of Estimates
In presenting the Consolidated Financial Statements, our management makes estimates regarding:
▪	Valuations of assets and liabilities requiring fair value estimates including:
▪	Trading inventory and investment securities;

▪	Private equity and principal investments;

▪	Loans and allowance for loan losses;
▪	The outcome of litigation;

▪	The realization of deferred tax assets and tax reserves;

▪
Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of special purpose entities (“QSPEs”);

▪	The carrying amount of goodwill and other intangible assets;

▪	The amortization period of intangible assets with definite lives;

▪	Valuation of share-based payment compensation arrangements;

▪	Insurance reserves and recovery of insurance deferred acquisition costs; and

▪	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.
24   Merrill Lynch 2006 Annual Report

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
The following is a summary of our critical accounting policies and estimates.
Valuation of Financial Instruments
Proper valuation of financial instruments is a critical component of our financial statement preparation. Fair values for exchange-traded securities and certain exchange-traded derivatives, principally futures and certain options, are based on quoted market prices. Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows, and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or our own credit ratings as appropriate.
New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the Consolidated Financial Statements. For long-dated and illiquid contracts, we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark-to-market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models based on experience to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. At the inception of the contract, unrealized gains for these instruments are not recognized unless significant inputs to the valuation model are observable in the market.
We hold investments that may have quoted market prices but that are subject to restrictions (e.g., consent of the issuer or other investors to sell) that may limit our ability to realize the quoted market price. Accordingly, we estimate the fair value of these securities based on management’s best estimate, which incorporates pricing models based on projected cash flows, earnings multiples, comparisons based on similar market transactions and/or review of underlying financial conditions and other market factors.
Valuation adjustments are an integral component of the mark-to-market process and may be taken where either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires adjustment to the values derived from the pricing models.
Because valuation may involve significant estimation where readily observable prices are not available, we have categorized our financial instruments based on liquidity of the instrument and the amount of estimation we make when determining its value as recorded in the Consolidated Financial Statements. In preparing the categorization, we have made estimates regarding the allocation of netting adjustments permitted under FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, and other adjustments.
Assets and liabilities recorded on the Consolidated Balance Sheets can be broadly categorized as follows:
Category 1. Highly liquid cash, securities and derivative instruments, primarily carried at fair value, for which quoted market prices are readily available (for example, exchange-traded equity securities, certain listed options, and U.S. Government securities).
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
Category 3. Less liquid instruments that are valued using management’s best estimate of fair value, and instruments which are valued using a model, where either the inputs to the model and/or the models themselves require significant judgment by management. Areas where these valuation methodologies are primarily applied include private equity investments, long-dated or complex derivatives such as certain foreign exchange options and credit default swaps, and distressed debt and commodity derivatives, such as long-dated options on gas and power and weather derivatives. In applying these models, we consider such factors as projected cash flows, market comparables, volatility, and various market inputs.
At December 29, 2006 and December 30, 2005, certain assets and liabilities on the Consolidated Balance Sheets can be categorized using the above classification scheme as follows:

(dollars in millions)
2006	Category 1	Category 2	Category 3	Total

Assets
Trading assets, excluding contractual agreements	$76,519	$91,446	$3,970	$171,935
Contractual agreements	4,974	23,698	3,241	31,913
Investment securities(1) (2)	6,239	62,279	14,892	83,410
Liabilities
Trading liabilities, excluding contractual agreements	$49,068	$11,441	$42	$60,551
Contractual agreements	6,633	22,703	8,975	38,311

2005

Assets
Trading assets, excluding contractual agreements	$56,556	$63,344	$2,594	$122,494
Contractual agreements	5,008	18,177	3,031	26,216
Investment securities(1)	6,115	54,805	8,353	69,273
Liabilities
Trading liabilities, excluding contractual agreements	$48,688	$11,248	$242	$60,178
Contractual agreements	4,623	17,490	6,642	28,755

(1)	Includes investments that are not carried at fair value. See Note 5 to the Consolidated Financial Statements for additional information on investment securities.
(2)	The increase in category 3 investment securities from year-end 2005 to year-end 2006 primarily relates to increases in private equity investments.
In addition, other trading-related assets recorded in the Consolidated Balance Sheets at year-end 2006 and 2005 include $297.0 billion and $255.5 billion, respectively, of receivables under resale agreements and receivables under securities borrowed transactions. Trading-related liabilities recorded in the Consolidated Balance Sheets at year-end 2006 and 2005 include $266.1 billion and $212.4 billion, respectively, of payables under repurchase agreements and payables under securities loaned transactions. We have recorded these securities financing transactions at their contractual amounts, which approximate fair value, and little or no estimation is required by management.
Litigation
 We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, Accounting for Contingencies, we will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including class action lawsuits, it is not possible for us to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict what the eventual loss or range of loss related to such matters will be. See Note 12 to the Consolidated Financial Statements and Other Information (Unaudited) — Legal Proceedings for further information.
Variable Interest Entities
In the normal course of business, we enter into a variety of transactions with VIEs. We are required by the applicable accounting guidance to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether we are the primary beneficiary of the VIE and therefore must consolidate the VIE. In performing this analysis, we make assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is generally not required subsequent to the initial assessment. If a VIE meets the conditions to be considered a QSPE, we are not typically required to consolidate the QSPE in our financial statements. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.
26   Merrill Lynch 2006 Annual Report

Income Taxes
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001–2003 was completed in 2006, subject to the resolution of the Japanese issue discussed below. As previously disclosed, there were carryback claims from the years 2001 and 2002 which were under Joint Committee review. During the third quarter of 2006, Merrill Lynch received notice that the Joint Committee had not taken exception and the refund claims have now been received. As a result, Merrill Lynch’s 2006 effective tax rate reflects a $296 million reduction in the tax provision. IRS audits are also in progress for the tax years 2004–2006. The IRS field audit for the 2004 and 2005 tax years is expected to be completed in 2007. New York State and City audits for the years 1997–2001 were also completed in 2006 and did not have a material impact on the Consolidated Financial Statements. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998–2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch has begun the process of obtaining clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $120 million. Merrill Lynch adjusts the level of reserves and the reasonably possible amount when there is more information available, or when an event occurs requiring a change. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.
Business Environment(1)
Global financial markets performed well for most of 2006 as the U.S. Federal Reserve System’s Federal Open Market Committee (“FOMC”) ended its two-year campaign of raising interest rates. This, coupled with a fourth consecutive year of double-digit percentage growth in corporate profits and falling oil prices, supported a U.S. stock market surge in the second half of the year. The U.S. economy performed well as the gross domestic product increased slightly compared to 2005, despite a significant slowdown in the housing market and a lower rate of consumer spending. Non-U.S. markets outperformed U.S. markets. Increased global liquidity fueled significant merger and acquisition (“M&A”) activity and share buy-back activity. Long-term interest rates, as measured by the yield on the 10-year U.S. Treasury bond, began 2006 at 4.39%, rose during the middle of the year, then retreated to end the year at 4.71%. Long-term interest rates were below short-term interest rates for the majority of 2006, and the FOMC raised the federal funds rate from 4.25% to 5.25%, with its last increase in July 2006.
U.S. equity markets performed well for most of 2006 with all major U.S. equity indices increasing for the year, despite a pronounced downturn in the financial markets from mid-May through August. The Dow Jones Industrial Average, Standard & Poor’s 500 Index and the Nasdaq Composite Index rose 16.3%, 13.6% and 9.5%, respectively.
Non-U.S. equity markets generally outperformed those in the U.S. The Dow Jones World Index, excluding the United States, rose 23% during the year in dollar terms. European stocks had a solid performance in 2006 as the Dow Jones Stoxx 50 index and the FTSE 100 index rose 10% and 11%, respectively. Despite a significant decline in emerging markets around the middle of the year, India and China posted strong gains for the full year with the Bombay Sensex index and the Hang Seng index increasing 47% and 34%, respectively. The Dow Jones China 88 index, a measure of China’s largest and most traded stocks, rose 97% for the year. Japan’s Nikkei Stock Average rose 7%, making it one of the weaker performing equity markets in 2006, primarily resulting from a weaker than anticipated economic recovery.
U.S. equity trading volumes for 2006 were higher than in 2005. On the NYSE and the Nasdaq both the dollar volume of shares and the number of shares traded increased compared to the prior year. U.S. equity market volatility was mixed, as measured by the VIX and QQV volatility indices.
Global debt underwriting volumes increased to $6.5 trillion, up 9% from 2005, while global equity underwriting volumes of $735 billion were up 29% from 2005. The value of global initial public offerings was a record $214 billion in 2006.
Global M&A activity increased significantly in 2006 with the total value of announced deals rising 35% to $4.0 trillion, making it the most active year since 2000. The total value of global completed M&A activity was $3.4 trillion, 34% higher than in 2005.

(1)	Debt and equity underwriting and merger and acquisition statistics were obtained from Dealogic.

Results of Operations

				% Change
				2006 vs.	2005 vs.
(dollars in millions, except per share amounts)	2006 (1)	2005	2004	2005	2004

Net revenues Principal transactions	$7,034	$3,545	$2,197	98%	61%
Managed accounts and other fee-based revenues	6,539	6,031	5,440	8	11
Commissions	5,952	5,219	4,720	14	11
Investment banking	4,680	3,797	3,473	23	9
Revenues from consolidated investments	570	438	346	30	27
Other	3,259	2,195	1,454	48	51

Subtotal	28,034	21,225	17,630	32	20
Interest and dividend revenues	40,588	26,571	14,989	53	77
Less interest expense	35,932	21,774	10,560	65	106

Net interest profit	4,656	4,797	4,429	(3)	8

Gain on merger	1,969	–	–	N/M	N/M

Total net revenues	34,659	26,022	22,059	33	18

Non-interest expenses
Compensation and benefits	17,003	12,441	10,663	37	17
Communications and technology	1,844	1,608	1,461	15	10
Brokerage, clearing, and exchange fees	1,097	856	773	28	11
Occupancy and related depreciation	998	938	893	6	5
Professional fees	884	727	715	22	2
Advertising and market development	692	599	533	16	12
Expenses of consolidated investments	380	258	231	47	12
Office supplies and postage	226	210	203	8	3
Other	1,109	1,154	751	(4)	54

Total non-interest expenses	24,233	18,791	16,223	29	16

Earnings before income taxes	10,426	7,231	5,836	44	24
Income tax expense	2,927	2,115	1,400	38	51

Net earnings	$7,499	$5,116	$4,436	47	15

Earnings per common share
Basic	$8.42	$5.66	$4.81	49	18
Diluted	$7.59	$5.16	$4.38	47	18

Return on average common stockholders’ equity	21.3%	16.0%	14.9%

Pre-tax profit margin	30.1%	27.8%	26.5%

Compensation and benefits as a percentage of net revenues	49.1%	47.8%	48.3%
Non-compensation expenses as a percentage of net revenues	20.9%	24.4%	25.2%
Book value per share	$41.35	$35.82	$32.99	15	9

N/M = Not Meaningful
(1)
Includes the one-time first quarter compensation expenses associated with the adoption of SFAS No. 123 as revised in 2004, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) and the third quarter positive net impact from the closing of the BlackRock merger. For more information on SFAS No. 123R or the BlackRock merger, refer to Notes 1 and 2, respectively, to the Consolidated Financial Statements.

Consolidated Results of Operations
Our net earnings per diluted share were a record $7.59 in 2006 up 47% from $5.16 in 2005. Net earnings were a record $7.5 billion in 2006, up 47% from 2005 on net revenues of $34.7 billion, an increase of 33% from 2005. The 2006 results included the net gain arising from the closing of the BlackRock merger during the third quarter, which was essentially offset by one-time non-cash compensation costs arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123R, recorded in the first quarter.
These items, in aggregate, increased both full year net revenues and non-interest expenses by approximately $2.0 billion, resulting in a negative net impact to 2006 net earnings of $72 million, or $0.09 per diluted share. See Exhibit 99.1, filed with our 2006 Form 10-K, for further information on these one-time items.
28   Merrill Lynch 2006 Annual Report

The following chart illustrates the composition of net revenues by category in 2006:
2006 compared to 2005
Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities and fixed income securities including government bonds and municipal securities, in which we act as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $7.0 billion, 98% higher than a year ago, due primarily to increased revenues from trading of fixed income, currency, commodity and equity products with the strongest increases coming from credit products, commodities and proprietary trading. These increases reflect higher client flows, increased proprietary trading activities and the impact of overall higher markets during most of 2006.
Net interest profit is a function of (i) the level and mix of our total assets and liabilities, including trading assets owned, deposits, financing and lending transactions and trading strategies associated with our institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of our trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $4.7 billion, down 3% from 2005, due primarily to the impact of rising rates on municipal and equity derivatives and increased interest expense from higher long-term borrowings and funding charges, partially offset by higher short-term interest rates on deposit spreads earned.
Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. Managed accounts and other fee-based revenues were $6.5 billion, up 8% from 2005. The increase is mainly due to higher portfolio service fees reflecting the impact of net inflows into annuitized-revenue accounts as well as higher equity market values. As a result of the BlackRock merger, managed accounts and other fee-based revenues only reflect nine months of operations associated with MLIM for 2006. For more information on the BlackRock merger, please refer to Note 2 to the Consolidated Financial Statements.
Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”) and hedge funds, as well as contingent deferred sales charges earned when a shareholder redeems shares prior to the end of the required holding period. Commissions revenues were $6.0 billion, up 14% from 2005, due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds.
Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $4.7 billion, up 23% from 2005, reflecting increases in both debt and equity origination revenues as well as increases in merger and acquisition advisory revenues, driven by increased overall activity.
Other revenues include realized investment gains and losses, distributions on cost method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, gains related to the sale of mortgages, write-downs of certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $3.3 billion in 2006, up 48% from 2005 due primarily to higher revenues from private equity businesses and gains from the sale of mortgages and other loans, partially offset by lower net foreign exchange gains.

The gain on merger was $2.0 billion for 2006. This gain entirely relates to the BlackRock merger. For more information on this merger, refer to Note 2 to the Consolidated Financial Statements.
Revenues from consolidated investments include revenues from investments that are consolidated under SFAS No. 94, Consolidation of All Majority-owned Subsidiaries and FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of APB No. 51 (“FIN 46R”). Revenues from consolidated investments were $570 million, up 30% from 2005, reflecting higher investment gains and additional investments.
Compensation and benefits expenses were $17.0 billion in 2006, up 37% from a year-ago, reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Our 2006 compensation and benefit expenses also reflect the non-cash compensation expenses incurred in the first quarter of 2006 of $1.8 billion related to the adoption of SFAS No. 123R. Compensation and benefits expenses were 49.1% of net revenues for 2006, as compared to 47.8% a year ago. Excluding the one-time impacts related to the adoption of SFAS No. 123R and the BlackRock merger, compensation and benefits were 46.2% of net revenues. See Exhibit 99.1, filed with 2006 Form 10-K, for a reconciliation of non-GAAP measures. The compensation ratio depends on the absolute level of net revenues, the business mix underlying those revenues and industry compensation trends.
Non-compensation expenses were $7.2 billion in 2006, up 14% from 2005. Communications and technology costs were $1.8 billion, up 15% from 2005, due primarily to costs related to technology investments for growth, including acquisitions, and higher market information and communications costs. Brokerage, clearing and exchange fees were $1.1 billion, up 28% from 2005, mainly due to increased transaction volumes. Professional fees were $884 million, up 22% from 2005, reflecting higher legal and consulting fees primarily associated with increased business activity levels. Advertising and market development expenses were $692 million, up 16% from 2005, due primarily to higher travel expenses associated with increased business activity levels and increased sales promotion and advertising costs. Expenses of consolidated investments were $380 million, up from $258 million in 2005, principally due to increased minority interest expenses associated with related increased revenues from consolidated investments.
2005 compared to 2004
Net revenues in 2005 were $26.0 billion, 18% higher than in 2004. Managed accounts and other fee-based revenues in 2005 were $6.0 billion, up 11%, reflecting the impact of net inflows into annuitized-revenue products, and the increase in managed account fees which reflects the impact of net inflows of higher-yielding assets as well as higher equity market values. Principal transactions revenues in 2005 increased 61%, to $3.5 billion, due primarily to increased revenues from trading of debt and equity products, as well as our addition of the commodities business, which was acquired in November 2004. Commission revenues in 2005 were $5.2 billion, up 11% due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds. Net interest profit in 2005 was $4.8 billion, up 8% due primarily to the impact of rising short-term interest rates on deposit spreads earned. Investment banking revenues of $3.8 billion in 2005 increased 9% from 2004 due to increased M&A advisory revenues as well as higher debt origination fees. Revenues from consolidated investments were $438 million, up from $346 million in 2004 reflecting higher investment gains. Other revenues were $2.2 billion, up from $1.5 billion due primarily to higher revenues in principal investing and private equity businesses.
Compensation and benefits expenses were $12.4 billion in 2005, up 17% from 2004 reflecting higher incentive compensation accruals associated with increased net revenues, as well as higher staffing levels. Compensation and benefits expenses were 47.8% of net revenues in 2005, compared to 48.3% of net revenues in 2004.
Non-compensation expenses were $6.4 billion in 2005, 14% higher than 2004. Communications and technology costs were $1.6 billion, up 10%, due primarily to higher system consulting costs related to investments for growth, including acquisitions, and higher market information and communications costs. Other expenses were $1.2 billion, up from $751 million in 2004, primarily reflecting higher litigation provisions.
Income Taxes
Our 2006 income tax provision was $2.9 billion representing a 28.1% effective tax rate compared with 29.2% in 2005 and reflected a $296 million reduction in the tax provision arising from carry-back claims covering the years 2001 and 2002. Our 2005 tax provision was $2.1 billion and the effective tax rate increased from the 2004 rate of 24.0% reflecting the net impact of the business mix, tax settlements, and $97 million of tax associated with the repatriation of $1.8 billion of foreign earnings. We have recorded deferred tax assets and liabilities for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. We assess our ability to realize deferred tax assets within each jurisdiction, primarily based on a strong earnings history and other factors as discussed in SFAS No. 109, Accounting for Income Taxes. During the last 10 years, average annual pre-tax earnings were $4.5 billion. Accordingly, management believes that it is more likely than not those remaining deferred tax assets, net of the remaining related valuation allowance, will be realized. See Note 15 to the Consolidated Financial Statements for further information.
30   Merrill Lynch 2006 Annual Report

Business Segments
The following discussions provide details of the operating performance for each of our business segments, as well as details of products and services offered. The discussion also includes details of net revenues by segment. Since the fourth quarter of 2006, our business segment reporting reflects the management reporting lines established as a result of the BlackRock merger, as well as the economic and long-term financial performance characteristics of the underlying businesses.
Prior to the fourth quarter of 2006, we reported our business activities in three operating segments: GMI, GPC, and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. Accordingly, a new business segment, GWM, was created, consisting of GPC and GIM. We have restated all prior period segment information to conform to the current period presentation. See Note 3 to the Consolidated Financial Statements for further information on segments.
The BlackRock merger closed the last day of the third fiscal quarter, and as a result, our 2006 results of operations for MLIM include only results through the first nine months of 2006. For more information on the BlackRock merger, refer to Note 2 to the Consolidated Financial Statements.
The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude corporate items. Prior year business segment results are restated to reflect reallocations of revenues and expenses that result from changes in our business strategy and organizational structure. Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 3 to the Consolidated Financial Statements for further information.
The following chart depicts our 2006 net revenues by segment, excluding corporate items. The MLIM information reflects net revenues for the first nine months of 2006.
Global Markets and Investment Banking
GMI provides trading, capital markets services, and investment banking services to issuer and investor clients around the world. Global Markets makes a market in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, GMI engages in certain proprietary trading activities. The Global Markets division combines the fixed income, currencies, commodities, and equity sales and trading activities for investor clients, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients. Global Markets is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. Global Markets also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Further, Global Markets provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investing in a variety of asset classes and private equity investing. The Investment Banking division raises capital for its clients through underwritings and private placements of equity, debt and related securities, and loan syndications. Investment Banking also offers advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.
Global Markets
Global Markets revenues are reported in two major categories based on asset class: Fixed Income, Currencies and Commodities (“FICC”) and Equity Markets. These categories include the following businesses:
Fixed Income, Currencies and Commodities
FICC includes the following groups:
▪
Global Credit – responsible on a global basis for credit trading of money market instruments, investment grade debt, credit derivatives, structured credit products, syndicated loans, high-yield debt, distressed and emerging markets debt, as well as collateralized mortgage obligations, asset-backed securities trading, and pass-through mortgage obligations trading;

▪
Global Commercial Real Estate — responsible on a global basis for secured commercial real estate lending, securitizations related to these transactions, as well as principal and equity investments in real estate;

▪
Global Structured Finance & Investments — responsible for asset-based lending, residential real estate lending, servicing and securitizations related to these transactions, asset-liability management for the investment securities portfolios of our bank subsidiaries, as well as principal and equity investments in other secured assets;

▪
Global Rates — responsible on a global basis for sales and trading activities for interest rate derivatives, U.S. government and other federal agency securities, obligations of other sovereigns, municipal securities, repurchase and resale financing and debt financial futures and options;

▪	Global Foreign Exchange — responsible on a global basis for sales and trading activities for currency, exotic options, forwards and local currency trading; and

▪
Global Commodities — responsible for energy and weather risk management, as well as marketing and trading of natural gas, power, oil, coal, metals, emissions, crude, refined products, natural gas liquids and commodity indices on a global basis.

Equity Markets
Equity Markets includes the following groups:
▪	Global Cash Equity Trading — responsible for our full-service cash equity trading and portfolio and electronic trading capabilities on a global basis;

▪
Global Equity-Linked — responsible for trading activities in equity-linked derivatives including exchange-traded options, convertible securities, financial futures and structured products on a global basis;

▪	Global Markets Financing and Services — responsible for equity financing and services, including prime brokerage, stock lending, money manager services and clearing, settlement and custody functions;

▪	Strategic Risk — responsible for proprietary risk trading that encompasses both qualitative and quantitative strategies across multiple asset classes on a global basis; and

▪	Global Private Equity — executes private equity investments and manages these assets primarily for its own account and for that of certain investment partnerships, including employee partnerships.
Investment Banking
Investment Banking includes the following groups:
▪	Country/Sector Coverage — responsible for all origination and advisory activities, across countries and sectors, on behalf of issuer clients;

▪	Corporate Finance — responsible for structured product capabilities, financial product development and commodities origination;

▪	Equity Capital Markets — responsible for all capital related activities for issuer clients generated in the equity markets, including convertible securities and equity derivative products;

▪
Debt Capital Markets — responsible for all capital related activities for issuer clients generated in the high-grade debt markets including derivative products, liability management, private placements, money markets, and structured transactions;

▪	Leveraged Finance — responsible for all financing activities for non-investment grade issuer clients, including high-yield bonds and syndicated loans;

▪	Mergers and Acquisitions — responsible for advising corporate clients regarding strategic alternatives, divestitures, mergers, acquisition and restructuring activities; and

▪	Executive Client Coverage — senior client relationship managers who focus exclusively on strengthening relationships and maximizing opportunities with key clients.
GMI’s 2006 Developments
During 2006, our GMI business generated record-setting financial performance by continuing to serve clients well, take measured principal risk and execute on a variety of key growth initiatives around the world. Every major GMI business produced revenue growth over 2005 against a market backdrop that was favorable for most of the year. Across all businesses, GMI had a net increase of more than 200 managing directors and directors and 280 vice presidents to its headcount.
In FICC, we continued to broaden the scope of the commodities trading business in terms of product, geography, and linkage to the broader client franchise, including trading in oil and metals and geographically in the Pacific Rim. We also enhanced our structured finance business with three strategic transactions in the U.S., United Kingdom and South Korea that we expect to provide additional sources of origination and servicing for our non-prime mortgage-backed securitization and trading platform. We also made progress in key investment areas including both interest rate and credit derivatives, principal investing/real estate, and foreign exchange.
 Within FICC, on September 5, 2006, we announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform from National City Corporation. We expect First Franklin to accelerate our vertical integration in mortgages,
32   Merrill Lynch 2006 Annual Report

adding scale to our mortgage securitization and trading platform. This acquisition was completed on December 30, 2006, the first day of our 2007 fiscal year.
In Equity Markets, we continued to enhance our leading cash equity trading platform by adding to our portfolio and electronic trading capabilities through additional investments in personnel and technology, as well as additional acquisitions, partnerships and investments. We also made progress in our equity-linked trading business, another key area of investment which increased its revenues more than 50% in 2006. Our equity financing and services business, which includes prime brokerage, set a revenue record in 2006 and continued to gain scale as we further expanded our relationships with hedge funds. The strategic risk group, our distinct proprietary trading business, also generated record revenues, benefiting from continued investments in personnel and infrastructure that provided the capabilities to take more risk when market opportunities arose. We also continued to generate increased revenues and make significant new investments in our private equity business.
In Investment Banking, we continued to expand our origination and advisory capabilities, adding to our global headcount in a targeted manner to improve the breadth and depth of our client franchise. In addition to traditional underwriting and advisory services, we are increasingly providing clients with integrated, multi-faceted solutions that span geographies, asset classes and products such as private equity, derivatives and commodities. We made significant progress in key focus areas, including global leveraged finance where we continued to gain market share.
Also, during the fourth quarter, we completed the acquisition of Petrie Parkman & Co., a niche investment bank focused on the North American oil and gas industry. This acquisition is intended to expand our energy investment banking franchise and complement our growing commodities platform.
Importantly, a significant portion of GMI’s growth and investments in 2006 took place outside the U.S., and net revenues and pre-tax earnings from non-U.S. regions now exceed those from the U.S. During the first quarter of 2006, we increased our stake in our Indian joint venture, DSP Merrill Lynch, to further expand the capabilities of that platform and capitalize on the opportunities in that market. In the fourth quarter, we acquired Tat Yatirim Bankasi, a bank in Turkey that will serve as a base for our activities in that country.
GMI’s Results of Operations

				% Change
				2006 vs.	2005 vs.
(dollars in millions)	2006	2005	2004	2005	2004

Global Markets
FICC	$8,133	$6,210	$5,090	31%	22%
Equity Markets	6,730	4,356	3,036	54	43

Total Global Markets net revenues	14,863	10,566	8,126	41	30

Investment Banking Origination:
Debt	1,735	1,444	1,258	20	15
Equity	1,220	952	1,001	28	(5)
Strategic Advisory Services	1,099	882	678	25	30

Total Investment Banking net revenues	4,054	3,278	2,937	24	12

Total GMI net revenues	18,917	13,844	11,063	37	25

Non-interest expenses before one-time compensation expenses	11,797	8,854	7,194	33	23
One-time compensation expenses	1,369	–	–	N/M	N/M

Pre-tax earnings	$5,751	$4,990	$3,869	15	29

Pre-tax profit margin	30.4%	36.0%	35.0%
Total full-time employees	15,900	13,400	12,000

N/M = Not Meaningful
GMI’s 2006 net revenues were $18.9 billion, up 37% from the prior year. Pre-tax earnings of $5.8 billion and pre-tax profit margin of 30.4% included $1.4 billion in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, pre-tax earnings for 2006 were $7.1 billion, up 43% from the prior year, and the pre-tax profit margin was 37.6%, compared to 36.0% in 2005. Refer to Note 1 to the Consolidated Financial Statements for further detail on the one-time compensation expenses. See Exhibit 99.1, filed with our 2006 Form 10-K, for a reconciliation of non-GAAP measures. GMI’s growth in net revenues and pre-tax earnings were a result of increased revenues in all three of GMI’s major business lines: FICC, Equity Markets and Investment Banking.

In 2005, GMI’s net revenues were $13.8 billion, up 25% from the prior year, and pre-tax earnings increased 29% from 2004 to $5.0 billion. GMI’s pre-tax profit margin was 36.0%, up from 35.0% in the prior year. Similar to 2006, GMI’s growth in net revenues and pre-tax earnings in 2005 resulted from increased revenues in all three of GMI’s major business lines: FICC, Equity Markets and Investment Banking.
A detailed discussion of GMI’s net revenues follows:
Fixed Income, Currencies and Commodities
FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues.
In 2006, FICC net revenues of $8.1 billion increased 31% from 2005, as net revenues increased for all major products. The increases in net revenues were primarily driven by record year-over-year results in commodities, credit trading, foreign exchange, and structured finance. In 2005, FICC net revenues of $6.2 billion increased 22% from 2004, primarily resulting from increases in principal investing and structured finance, the commodities business that was acquired in late 2004, and the trading of credit products.
Equity Markets
Equity Markets net revenues include commissions, principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues.
Equity Markets net revenues of $6.7 billion increased 54% from 2005 with positive results across every major line of business. The increase in revenues was primarily driven by private equity, the strategic risk group, equity-linked trading and the equity financing and services business, which includes prime brokerage. In 2005, Equity Markets net revenues increased 43% from 2004 to $4.4 billion. This increase was due principally to private equity, cash and equity-linked trading, and the equity financing and services business, which includes prime brokerage and clearing, and reflected the acquisition of Pax Clearing Corporation, a Chicago-based options, stock and futures clearing firm.
Investment Banking
Investment Banking net revenues set a new record in 2006, increasing 24% to $4.1 billion with strong revenue growth generated from both debt and equity origination, as well as strategic advisory services. Investment Banking net revenues increased 12% in 2005 to $3.3 billion, as increased strategic advisory services and debt origination revenues were partially offset by lower equity origination revenues.
Origination
Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication fees.
Origination revenues in 2006 were $3.0 billion, up 23% from 2005, driven by increased overall origination activity and our improved market share during 2006. Debt origination revenues set a new record at $1.7 billion, increasing 20% from the prior year. Equity origination revenues of $1.2 billion increased 28% from the prior year. Origination revenues in 2005 were $2.4 billion, up 6% from 2004, reflecting higher debt underwriting revenues, which increased 15% from 2004, partially offset by equity underwriting revenues, which declined 5% from 2004. The increase in debt origination revenues reflected higher revenues from syndicated lending activities, as well as increased overall debt origination activity.
Strategic Advisory Services
Strategic advisory services revenues, which include merger and acquisition and other investment banking and advisory fees, were $1.1 billion in 2006, up 25% on increased transaction volumes. In 2005, strategic advisory services revenues increased 30% to $882 million, reflecting an increase in transaction volumes.
Global Wealth Management
GWM, our full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans.
GPC provides a full range of wealth management products and services to assist clients in managing all aspects of their financial profile through the Total MerrillSM platform. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and Visa® cards; trust and generational planning; retirement services; and insurance products. GPC services individuals and small- and middle-market corporations and institutions through approximately 15,880 FAs in approximately 680 offices around the world as of year-end 2006.
34   Merrill Lynch 2006 Annual Report

GIM includes Merrill Lynch’s interests in creating and managing wealth management products, including alternative investment products for clients, for which revenues were previously included within GPC. GIM also includes our share of net earnings from our ownership positions in other investment management companies, including BlackRock. Apart from the new investment in BlackRock, earnings from such ownership positions in other investment management companies were previously reported in GMI.
Global Private Client
Advisory Division
We provide comprehensive brokerage and advisory financial services in the United States to GPC clients principally through our FA network. Outside the United States, we provide comprehensive brokerage and investment services and related products through a network of offices located in 26 countries. We also offer banking and trust services, as well as investment management services, to our clients in many countries.
To be more responsive to our clients’ needs and to enhance the quality of our clients’ experience, GPC offers a multi-channel service model that more closely aligns our FAs with clients based on levels of investable assets. The Advisory Division’s FAs focus primarily on clients with more than $100,000, but less than $10 million of investable assets. Private Wealth Advisors who have completed a rigorous accreditation program focus primarily on clients with more than $10 million of investable assets. GPC’s Financial Advisory Center, a team-based service platform with access by telephone and internet, is focused primarily on U.S. clients with less than $100,000 of investable assets. GPC also uses International Financial Advisory Centers to more effectively serve non-U.S. clients with lower levels of investable assets.
To help align products and services to each client’s specific investment requirements and goals, GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced brokerage and investment advisory services and self-directed online accounts. Assets in GPC accounts totaled $1.6 trillion at December 29, 2006, an 11% increase from December 30, 2005, due primarily to market appreciation and, to a lesser extent, net new money.
Individual clients access the full range of GPC brokerage and advisory services through the Cash Management Account® (“CMA®”), a product that combines investment and cash management transactions, as well as Visa® cards, check writing and ATM access. At the end of 2006, there were approximately 2.3 million CMA® accounts with aggregate assets of approximately $770 billion. Small- and medium-sized businesses obtain a wide range of securities account and cash management services through the Working Capital Management Account® (“WCMA account”) and related services. The WCMA account combines business checking, investment and electronic funds transfer services into one account for participating business clients. At the end of 2006, there were approximately 115,000 WCMA accounts with aggregate assets of more than $114 billion.
GPC provides electronic brokerage services through Merrill Lynch Direct®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct® offers trading of equities, mutual funds and select fixed income securities, access to our proprietary research as well as other research, and a variety of online investing tools.
Total MerrillSM is the platform for GPC’s core strategy offering investment choices, brokerage, advice, planning and/or performance analysis to its clients.
Banking, Trust and Insurance Services
GPC clients place deposits in our banking entities which are used for lending and investment activities. GPC also has a number of different business lines including residential mortgage financing, small and mid-size business lending and securities based lending. GPC also sells life insurance and annuity products and provides personal trust, employee benefit trust and custodial services for its clients. These activities are conducted through our various bank, trust and insurance subsidiaries and are more fully described in the Activities of Principal Subsidiaries section.
Retirement Services
The Merrill Lynch Retirement Group is responsible for approximately $410 billion in retirement assets for approximately 6.3 million individuals. This group provides a wide variety of investment and custodial services to individuals in the United States through Individual Retirement Accounts (“IRAs”) or through one of approximately 35,000 workplace-based retirement programs serviced by the group. We also provide investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include equity award and executive services, 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In addition, we offer Merrill Lynch Advice Access®, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the Financial Advisory Center or through our Benefits Online® website.
Global Investment Management
GIM creates and manages alternative investment products for clients. GIM’s results include revenues derived from those activities, as well as our share of earnings from our ownership positions in other investment management companies, including our investment in BlackRock.

Alternative Investments
Through its alternative investments business, GIM creates and manages a broad array of alternative investment choices for clients. Unlike traditional investments such as mutual funds, whose performance is largely dependent on the direction of the broader market, many alternative investment strategies seek positive returns in any market or economic environment. Our alternative investments business offers a range of investment choices, including offering qualified high-net-worth clients access to a wide range of hedge fund strategies.
BlackRock
BlackRock is one of the world’s largest publicly traded investment management firms with approximately $1.1 trillion in assets under management at the end of 2006. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management, and alternative investment products.
GWM’s 2006 Developments
GWM continued to focus on growth initiatives during 2006, driving operating leverage through a strategy of revenue and product diversification, annuitization, client segmentation, growth in client assets, the hiring of additional FAs, and investments to improve productivity. Over 700 FAs were added during 2006, and productivity per FA increased over 2005. The growth in FAs came through recruiting efforts, and the continued low rate of turnover among our most productive FAs. GWM continues to make investments to carefully expand both within and outside the United States, where we believe substantial opportunity for growth exists in a number of markets.
GWM continued to make progress in diversifying revenues by increasing recurring revenue sources, including fee-based revenues and net interest profit. Fee-based revenue and net interest profit and related hedges as a percentage of GPC’s total net revenues rose to 69%, compared to 66% in 2005, despite a year-over-year increase in transactional and origination revenues. GPC fee-based revenues from asset-priced and managed account products, including Merrill Lynch Consults® and Unlimited AdvantageSM, rose 14% in 2006.
GPC continues to invest to expand its franchise outside the United States as evidenced by the private banking joint venture launched during the second quarter of 2006 with Mitsubishi UFJ Financial Group (“MUFG”) in Japan, bringing GPC’s private banking platform to MUFG’s large high-net-worth client base.
On September 29, 2006, Merrill Lynch merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares representing a 45% voting interest and an economic interest of approximately half of the newly combined BlackRock. The earnings associated with our investment in BlackRock are recorded in GIM within the GWM segment.
On January 29, 2007, Merrill Lynch announced that it entered into a definitive agreement with First Republic Bank (“First Republic”) to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in the third quarter of 2007, pending necessary regulatory and shareholder approvals. The results of operations of First Republic will be included in GWM.
GWM Results of Operations

				% Change
				2006 vs.	2005 vs.
(dollars in millions)	2006	2005	2004	2005	2004

GPC
Fee-based revenues	$5,813	$5,062	$4,558	15%	11%
Transactional and origination revenues	3,301	3,207	3,202	3	–
Net interest profit and related hedges(1)	2,148	1,808	1,290	19	40
Other revenues	304	316	440	(4)	(28)

Total GPC net revenues	11,566	10,393	9,490	11	10

GIM
Total GIM net revenues	541	409	337	32	21

Total GWM net revenues	12,107	10,802	9,827	12	10

Non-interest expenses before one-time compensation expenses	9,379	8,587	7,954	9	8
One-time compensation expenses	281	–	–	N/M	N/M

Pre-tax earnings	$2,447	$2,215	$1,873	10	18

Pre-tax profit margin	20.2%	20.5%	19.1%
Total full-time employees	33,900	33,000	31,000
Total Financial Advisors	15,880	15,160	14,140

N/M = Not Meaningful
(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Consolidated Statements of Earnings.
36   Merrill Lynch 2006 Annual Report

GWM’s revenues in 2006 were $12.1 billion, an increase of 12% over the prior year, reflecting strong growth in both GPC and GIM’s businesses, as well as the inclusion of our share of fourth quarter 2006 after-tax earnings of BlackRock. GWM generated $2.4 billion of pre-tax earnings, and the pre-tax profit margin was 20.2% in 2006, which included $281 million in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, GWM’s pre-tax earnings were $2.7 billion, up 23% from the prior year. On the same basis, the pre-tax profit margin was 22.5%, up from 20.5% in 2005, and non-interest expenses were 9% higher in 2006, principally reflecting increased compensation costs associated with higher revenues and growth in FA headcount. Refer to Note 1 to the Consolidated Financial Statements for further detail on the one-time compensation expenses. See Exhibit 99.1, filed with our 2006 Form 10-K, for a reconciliation of non-GAAP measures.
GWM’s net inflows of client assets into annuitized-revenue products were $48 billion in 2006, up 19% from 2005. Assets in annuitized-revenue products finished the year at $613 billion, up 16% from 2005, driven by both market appreciation and net inflows. Total net new money was $61 billion in 2006, up 15% from 2005, and total client assets ended the year at a record $1.6 trillion.
Global Private Client
GPC generated net revenues of $11.6 billion in 2006, up 11% from the prior year, as revenues increased in nearly every major revenue category. GPC’s net revenues were $10.4 billion in 2005, up 10% from the prior year. Both 2006 and 2005 increases in net revenues were due to higher asset values and strong annuitized net asset inflows that led to increased fee-based revenues, which were supplemented by higher net interest profit.
In 2006, GPC added a net of 720 FAs, driven by continued low turnover of current FAs and recruitment of new FAs. We improved our FA recruiting performance relative to nearly all major competitors in 2006, adding FAs at a faster pace outside the United States than in the United States.
Fee-based Revenues
Fee-based revenues are primarily comprised of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed in advance quarterly based on prior quarter asset values), such as Merrill Lynch Consults® (a separately managed account product) and Unlimited Advantage® (a fee-based brokerage account). Fee-based revenues also include fees from insurance products, taxable and tax-exempt money market funds, and alternative investment products, as well as fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.
GPC generated $5.8 billion of fee-based revenues in 2006, up 15% from 2005. This increase reflected both increased asset values and continued strong net inflows of client assets into annuitized-revenue products. In 2005, fee-based revenues totaled $5.1 billion, up 11% from 2004, reflecting growth in client assets due to higher market valuations and annuitized net asset inflows. This asset growth resulted in higher portfolio service fees and increased distribution fees related to mutual fund sales.
The value of assets in client accounts at year-end 2006, 2005 and 2004 follows:

(dollars in billions)	2006	2005	2004

Assets in client accounts
U.S.	$1,483	$1,341	$1,244
Non-U.S.	136	117	115

Total	$1,619	$1,458	$1,359

Transactional and Origination Revenues
Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, insurance products, and mutual funds. These revenues also include principal transactions revenues which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues which include selling concessions on newly issued debt and equity securities, including shares of closed-end funds.
Transactional and origination revenues were $3.3 billion in 2006, up 3% from the prior year with increases in both transaction-related revenues and origination revenues. In 2005, transactional and origination revenues totaled $3.2 billion, essentially unchanged from 2004 as a marginal increase in transaction-related revenues was offset by lower origination revenues.
Net Interest Profit and Related Hedges
Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in Merrill Lynch’s banks for deposits, as well as interest earned, net of provisions for loan losses, on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.
GPC’s net interest profit and related hedges were $2.1 billion in 2006, up 19% from 2005. GPC’s net interest profit and related hedges were $1.8 billion in 2005, up 40% from 2004. Both 2006 and 2005 increases primarily reflected higher margins on deposits resulting from rising short-term interest rates and lower provisions for loan losses associated with the small- and middle-market business loan portfolio.

Other Revenues
GPC’s other revenues were $304 million in 2006, down 4% in 2005, due in part to lower mortgage-related revenues. Other revenues in 2005 were down 28% from 2004 to $316 million, reflecting lower mortgage-related revenues which were driven in part by lower variable rate mortgage originations.
Global Investment Management
GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock.
GIM’s 2006 revenues of $541 million were up 32% from 2005. GIM revenue growth was driven primarily by our share of the fourth quarter 2006 after-tax earnings of BlackRock, as well as increased revenues from the alternative investments business and other ownership positions. GIM’s 2005 revenues were up 21% from 2004, due to increased revenues from the alternative investments business and other ownership positions.
Merrill Lynch Investment Managers
Prior to the BlackRock merger on September 29, 2006 (see Note 2 to the Consolidated Financial Statements), MLIM was among the world’s largest asset managers with approximately $593 billion of assets under management at the end of the third quarter of 2006.
2006 Developments
On September 29, 2006, Merrill Lynch merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares, representing a 45% voting interest and approximately half of the economic interest of the newly combined BlackRock.
MLIM’s Results of Operations

				% Change
				2006 vs.	2005 vs.
(dollars in millions)	2006(1)	2005	2004	2005	2004

MLIM
Asset management fees	$1,560	$1,573	$1,413	(1)%	11%
Commissions	83	105	116	(21)	(9)
Other revenues	257	129	51	99	153

Total MLIM net revenues	1,900	1,807	1,580	5	14

Non-interest expenses before one-time compensation expenses	1,154	1,221	1,120	(5)	9
One-time compensation expenses	109	–	–	N/M	N/M

Pre-tax earnings	$637	$586	$460	9	27

Pre-tax profit margin	33.5%	32.4%	29.1%
Total full-time employees	–	2,600	2,500

N/M = Not Meaningful
(1)	2006 results include only nine months of operations prior to the BlackRock merger at the end of the third quarter of 2006.
MLIM produced record pre-tax earnings for the first nine months of 2006 as the business generated strong relative investment performance and improved net inflows leading up to the merger with BlackRock at the end of the third quarter.
MLIM’s net revenues for 2006, reflecting only nine months of operations, increased 5% over those for the full year 2005, to $1.9 billion, driven by strong net sales and asset appreciation. Pre-tax earnings of $637 million, reflecting only nine months of operations, and pretax profit margin of 33.5% included $109 million in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, pre-tax earnings were $746 million, increasing 27% over the prior-year, and the pre-tax profit margin was 39.3%, up nearly 7 percentage points from 32.4% in 2005. Refer to Note 1 to the Consolidated Financial Statements for further detail on the one-time compensation expenses. See Exhibit 99.1, filed with our 2006 Form 10-K, for a reconciliation of non-GAAP measures.
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
Asset Management Fees
Asset management fees primarily consisted of fees earned from the management and administration of retail mutual funds and separately managed accounts for retail investors, as well as institutional funds such as pension assets. Asset management fees also included performance fees, which are generated in some cases by separately managed accounts and institutional money management arrangements.
38   Merrill Lynch 2006 Annual Report

Asset management fees for the first nine months of 2006 were $1.6 billion, down slightly from the full year revenues in 2005, but up 37% from the first nine months of 2005, driven by strong net sales and asset appreciation. In 2005, asset management fees were $1.6 billion, up 11% from 2004 due to higher average equity market values and an improvement in the fee profile of assets under management.
Commissions
Commissions for MLIM principally consisted of distribution fees and contingent deferred sales charges (“CDSC”) related to mutual funds. The distribution fees represented revenues earned for promoting and distributing mutual funds, and the CDSC represented fees earned when a shareholder redeemed shares prior to the required holding period. Commission revenues were $83 million for the first nine months of 2006, down 21% from the full year of 2005, but up 5% from the first nine months of 2005. Commission revenues declined to $105 million in 2005, down 9% from 2004. This 2005 decrease reflected the decline over time in sales of rear-load shares.
Other Revenues
Other revenues primarily included net interest profit, investment gains and losses and revenues from consolidated investments. Other revenues totaled $257 million for the first nine months of 2006, up from $129 million for the full year of 2005 reflecting increased investment gains from consolidated investments.
Geographic Information
Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa; Pacific Rim; Latin America; and Canada. The following chart depicts our 2006 net revenues by region, including corporate items:

				% Change
				2006 vs.	2005 vs.
(dollars in millions)	2006	2005	2004	2005	2004

Net revenues
Europe, Middle East, and Africa (EMEA)	$6,967	$4,770	$3,406	46%	40%
Pacific Rim	3,691	2,680	2,367	38	13
Latin America	1,020	839	656	22	28
Canada	378	229	251	65	(9)

Total Non-U.S.	12,056	8,518	6,680	42	28
United States(1)	22,603	17,504	15,379	29	14

Total	$34,659	$26,022	$22,059	33	18

(1)	2006 revenues include a gain of approximately $2.0 billion, resulting from the closing of the BlackRock merger.
Non-U.S. net revenues for 2006 increased to a record $12.1 billion, up 42% from 2005. Non-U.S. net revenues represented 35% of our 2006 total net revenues, compared to 33% in 2005. Excluding the gain of approximately $2.0 billion resulting from the closing of the BlackRock merger, non-U.S. net revenues would have represented 37% of our 2006 total net revenues. The 2006 growth of non-U.S. net revenues was due to our rapidly expanding international operations, especially in EMEA and the Pacific Rim regions. While we experienced growth of non-U.S. net revenues across all businesses in 2006, the most significant increases were from our Global Markets and Investment Banking businesses. For GMI, non-U.S. net revenues represented 52% of total GMI net revenues in 2006, up from 48% in 2005. For GWM, non-U.S. net revenues represented 11% of total GWM net revenues in both 2006 and 2005.
Net revenues in EMEA were $7.0 billion in 2006, an increase of 46% from 2005. These results were spread across multiple products and businesses mainly within Global Markets and Investments Banking. In Global Markets, we had strong growth in our FICC business, mainly reflecting higher revenues from commodities, credit related products and structured finance products, while Equity Markets’ strong results reflected increases from equity-linked products, private equity investments and increases from cash and proprietary trading activities. Investment Banking benefited from higher revenues from both debt and equity origination fees, as well as higher revenues from our strategic advisory services. Net revenues were $4.8 billion in 2005, up 40% from 2004. This increase resulted from higher revenues in FICC primarily associated with commodities, interest rate products and structured finance products, and higher revenues in Equity Markets primarily due to increases from equity-linked trading, private equity investments and cash trading. Increased revenues from Investment Banking activities mainly reflected higher revenues from our strategic advisory services.
Net revenues in the Pacific Rim were $3.7 billion in 2006, an increase of 38% from 2005. These results reflected increases across multiple businesses and products mainly within GMI. In Global Markets, the growth experienced in FICC primarily related to higher revenues in real estate and interest rate products, while Equity Markets increased revenues were driven by cash trading and private equity investments. Investment Banking benefited from higher revenues in both debt and equity originations. Net revenues were $2.7 billion in 2005, an increase of 13% from 2004, mainly due to growth in Equity Markets reflecting higher revenues from cash and equity-linked trading.
Net revenues in Latin America increased 22% in 2006, primarily reflecting strong results in both our GMI and GWM businesses.
Net revenues in Canada increased 65% in 2006, due to strong results in our GMI businesses.

The following chart illustrates U.S. and non-U.S. net revenues as a percentage of total net revenues.

(1)	Excludes the net gain of approximately $2.0 billion resulting from the closing of the BlackRock merger.
For further geographic information, including our earnings by region and the methodology used in preparing this data, refer to Note 3 to the Consolidated Financial Statements.
Consolidated Balance Sheets
Overview
 We continuously monitor and evaluate the size and composition of the Consolidated Balance Sheets. The following table summarizes the year-end and average balance sheets for 2006 and 2005:

(dollars in billions)	Dec. 29, 2006	2006 Average(1)	Dec. 30, 2005	2005 Average(1)

Assets
Trading-Related
Securities financing assets	$321.9	$362.1	$272.3	$268.3
Trading assets	203.8	193.9	148.7	182.9
Other trading-related receivables	71.7	69.5	54.3	60.9

	597.4	625.5	475.3	512.1

Non-Trading-Related
Cash	45.6	37.8	26.5	38.7
Investment securities	83.4	70.8	69.3	71.2
Loans, notes, and mortgages, net	73.0	71.0	66.0	60.6
Other non-trading assets	41.9	43.0	43.9	47.8

	243.9	222.6	205.7	218.3

Total assets	$841.3	$848.1	$681.0	$730.4

Liabilities
Trading-Related
Securities financing liabilities	$291.0	$332.7	$229.2	$265.2
Trading liabilities	98.9	117.9	88.9	105.7
Other trading-related payables	75.6	80.2	56.9	63.8

	465.5	530.8	375.0	434.7

Non-Trading-Related
Short-term borrowings	18.1	17.1	9.0	13.9
Deposits	84.1	81.1	80.0	79.2
Long-term borrowings	181.4	141.3	132.4	122.4
Junior subordinated notes (related to trust preferred securities)	3.8	3.1	3.1	3.1
Other non-trading liabilities	49.4	37.3	45.9	43.9

	336.8	279.9	270.4	262.5

Total liabilities	802.3	810.7	645.4	697.2

Total stockholders’ equity	39.0	37.4	35.6	33.2

Total liabilities and stockholders’ equity	$841.3	$848.1	$681.0	$730.4

(1)
Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not updated on a daily basis.

The discussion that follows analyzes the changes in year-end financial statement balances and yearly average balances of the major asset and liability categories.
40   Merrill Lynch 2006 Annual Report

Trading-Related Assets and Liabilities
Trading-related balances primarily consist of securities financing transactions, trading assets and liabilities, and certain interest receivable/payable balances that result from trading activities. At December 29, 2006, total trading-related assets and liabilities were $597.4 billion and $465.5 billion, respectively. Average trading-related assets and liabilities for 2006 were $625.5 billion and $530.8 billion, respectively.
The increases in trading-related assets and liabilities in 2006 primarily reflect higher levels of securities financing activity, which includes increased client matched-book transactions. We continued to expand our prime brokerage businesses during the year, which resulted in increases in securities financing transactions and other trading-related receivables.
Although trading-related balances comprise a significant portion of the Consolidated Balance Sheets, the magnitude of these balances does not necessarily result in an increase in risk. The market and credit risks associated with trading-related balances are mitigated through various hedging strategies, as discussed in the following section. See Note 6 to the Consolidated Financial Statements for descriptions of market and credit risks.
We reduce a significant portion of the credit risk associated with trading-related assets by requiring counterparties to post cash or securities as collateral in accordance with collateral maintenance policies. Conversely, we may be required to post cash or securities to counterparties in accordance with similar policies.
Securities Financing Transactions
Securities financing transactions include resale and repurchase agreements, securities borrowed and loaned transactions, securities received as collateral, and obligations to return securities received as collateral. Repurchase agreements and, to a lesser extent, securities loaned transactions are used to fund a portion of trading assets. Likewise, we use resale agreements and securities borrowed transactions to obtain the securities needed for delivery on short positions. These transactions are typically short-term in nature, with a significant portion entered into on an overnight or open basis.
We also enter into matched-book transactions to meet clients’ needs. These matched-book repurchase and resale agreements or securities borrowed and loaned transactions are entered into with different clients using the same underlying securities, generating a spread between the interest revenue on the resale agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Our exposures on these transactions are limited by collateral maintenance policies and the typically short-term nature of the transactions.
Securities financing assets at year-end 2006 were $321.9 billion, up 18% from 2005 year-end, and securities financing liabilities were $291.0 billion at 2006 year-end, up 27% from year-end 2005. Average securities financing assets in 2006 were $362.1 billion, up 35% from the 2005 average. Average securities financing liabilities in 2006 were $332.7 billion, up 25% from the 2005 average.
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
We act as a market maker in a wide range of securities, resulting in a significant amount of trading inventory that is required to facilitate client transaction flow. We also maintain inventory for our proprietary trading activities, where we seek to profit from existing or projected market opportunities.
We use both “cash instruments” (e.g., securities) and derivatives to manage trading inventory market risks. As a result of these economic hedging techniques, a significant portion of our trading assets and liabilities represents hedges of other trading positions. We may use long positions in U.S. Government securities, for example, to hedge our short positions in interest rate futures contracts. These hedging techniques, which are generally initiated at the trading unit level, are supplemented by corporate risk management policies and procedures (see the Risk Management section for a description of risk management policies and procedures).
Trading assets at year-end 2006 were $203.8 billion, up 37% from 2005, and trading liabilities at year-end 2006 were $98.9 billion, up 11% from 2005. Average trading assets in 2006 were $193.9 billion, up 6% from the 2005 average. Average trading liabilities in 2006 were $117.9 billion, up 12% from the 2005 average.
Other Trading-Related Receivables and Payables
Securities trading may lead to various customer or broker-dealer receivable and payable balances. Broker-dealer receivable and payable balances may also result from recording trading inventory on a trade date basis. Certain receivable and payable balances also arise when customers or broker-dealers fail to pay for securities purchased or fail to deliver securities sold, respectively. These receivables are generally collateralized by the securities that the customer or broker-dealer purchased but did not receive. Customer receivables also include certain commodities transactions, margin loans and similar loan arrangements collateralized by customer-owned securities that we hold. Collateral policies significantly limit our credit exposure to customers and broker-dealers. In accordance with regulatory requirements, we will sell securities that have not been paid for, or purchase securities sold but not delivered, after a relatively short period of time, or will require additional margin collateral, as necessary. These measures reduce market risk exposure related to these balances.
Interest receivable and payable balances related to trading inventory are principally short-term in nature. We consider interest balances for resale and repurchase agreements and securities borrowed and loaned transactions when determining the collateral requirements related to these transactions.
Other trading-related receivables at year-end 2006 were $71.7 billion, up 32% from 2005, and other trading-related payables were $75.6 billion at year-end 2006, up 33% from 2005. Average other trading-related receivables in 2006 were $69.5 billion, up 14% from the 2005 average. Average other trading-related payables were $80.2 billion in 2006, up 26% from the 2005 average.
Non-Trading-Related Assets and Liabilities
Non-trading-related balances primarily consist of cash; investment securities; loans, notes, and mortgages; short- and long-term borrowings; and other non-trading assets and liabilities. At December 29, 2006, total non-trading-related assets and liabilities were $243.9 billion and $336.8 billion, respectively. Average non-trading-related assets for 2006 were $222.6 billion, and average non-trading-related liabilities were $279.9 billion.
Cash
Cash includes cash, cash equivalents and cash and securities segregated for regulatory purposes or deposited with clearing organizations. Cash at year-end 2006 was $45.6 billion, up 72% from 2005. Average cash in 2006 was $37.8 billion, down 2% from the 2005 average.
Investment Securities
Investment securities principally consist of debt securities, including those that we hold for investment and liquidity and collateral management purposes; equity securities; and private equity investments, including investments in partnerships and joint ventures.
Investment securities were $83.4 billion at year-end 2006, up 20% from 2005. Average investment securities were $70.8 billion in 2006, down 1% from the 2005 average. See Note 5 to the Consolidated Financial Statements for further information.
Loans, Notes, and Mortgages, net
Our portfolio of loans, notes, and mortgages includes corporate and institutional loans, residential and commercial mortgages, asset-based loans and other loans to individuals and other businesses. We maintain collateral to mitigate risk of loss in the event of default on some of these extensions of credit in the form of securities, liens on real estate, perfected security interests in other assets of the borrower or other loan parties, and guarantees. We also economically hedge portions of the credit risk in certain commercial loans by purchasing credit default swaps. Loans, notes, and mortgages were $73.0 billion at year-end 2006, up 11% from 2005 as a result of strong market demand driven by favorable borrower fundamentals and business growth. Average loans, notes, and mortgages in 2006 were $71.0 billion, up 17% from the 2005 average. These amounts do not include loans held for trading purposes, which are included in trading assets. See Note 8 to the Consolidated Financial Statements for additional information.
Borrowings and Deposits
Portions of trading and non-trading assets are funded through short- and long-term borrowings and deposits. See the Capital and Funding section for further information on funding sources.
Our short-term borrowings were $18.1 billion at 2006 year-end, up from $9.0 billion at the end of 2005. This increase in short-term borrowings was driven primarily by a $4.7 billion increase in our secured short-term borrowings and a $2.9 billion increase in commercial paper. A portion of our short-term borrowings are secured under a master note lending program, and these notes are similar in nature to other collateralized financing sources such as securities sold under agreements to repurchase. The average short-term borrowings balance in 2006 was $17.1 billion, up 23% from the 2005 average. See Note 9 to the Consolidated Financial Statements for additional information.
Long-term borrowings, excluding junior subordinated notes (related to trust preferred securities), were $181.4 billion at year-end 2006, up 37% from year-end 2005 to support business growth. Average long-term borrowings, excluding junior subordinated notes (related to trust preferred securities), in 2006 were $141.3 billion, up 15% from the 2005 average. Junior subordinated notes (related to trust preferred securities) were $3.8 billion at year-end 2006, up from $3.1 billion at year-end 2005. For capital management purposes, we view trust preferred securities as a component of equity capital, although the junior subordinated notes (related to trust preferred securities) are recorded as a liability for accounting purposes. Deposits were $84.1 billion at year-end 2006, up 5% from 2005. Average deposits in 2006 were $81.1 billion, up 2% from the 2005 average.
Other Non-Trading Assets and Liabilities
Other non-trading assets, which include separate accounts assets, equipment and facilities, goodwill and other intangible assets, other non-interest receivables ($17.8 billion in 2006 and $14.0 billion in 2005) and other assets, were $41.9 billion at year-end 2006, down 4% from
42   Merrill Lynch 2006 Annual Report

2005. Average other non-trading assets in 2006 were $43.0 billion, down 10% from the 2005 average. Separate accounts assets are related to our insurance businesses and represent segregated funds that are invested for certain policyholders and other customers. The assets of each account are legally segregated and are generally not subject to claims that arise from any of our other businesses.
Other non-trading liabilities, which include liabilities of insurance subsidiaries, separate accounts liabilities, and other non-interest payables ($34.3 billion in 2006 and $26.8 billion in 2005), were $49.4 billion at year-end 2006, up 7% from 2005. Average other non-trading liabilities were $37.3 billion in 2006, down 15% from the 2005 average. Separate accounts liabilities represent our obligations to our customers related to separate accounts assets.
Stockholders’ Equity
Stockholders’ equity at December 29, 2006 was $39.0 billion, up 10% from December 30, 2005. This increase primarily resulted from net earnings, preferred stock issuances and the net effect of employee stock transactions, partially offset by common stock repurchases and dividends.
At December 29, 2006, total common shares outstanding, excluding shares exchangeable into common stock, were 864.7 million, 6% lower than the 915.6 million shares outstanding at December 30, 2005. The decrease reflected common stock repurchases, partially offset by shares issued to employees.
Total shares exchangeable into common stock at year-end 2006 were 2.7 million, essentially unchanged from year-end 2005. For additional information, see Note 11 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table below outlines our significant off-balance sheet arrangements, as well as the future expiration as of December 29, 2006:

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Liquidity and default facilities with SPEs(1)	$49,180	$46,688	$2,231	$97	$164
Residual value guarantees(2)	990	46	414	123	407
Standby letters of credit and other guarantees(3)	4,333	1,576	593	1,812	352

(1)	Amounts relate primarily to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits that we sponsor.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)
Includes $66 million of reimbursement agreements with the Mortgage 100SM program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

We provide guarantees to Special Purpose Entities (“SPEs”) in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities. The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs and asset-backed commercial paper conduits. To protect against declines in value of the assets held by the SPEs for which we provide either liquidity facilities or default protection, we generally economically hedge our exposure through derivative positions that principally offset the risk of loss of these guarantees. The residual value guarantees are primarily related to leasing SPEs where either we or a third-party is the lessee. We also make guarantees to counterparties in the form of standby letters of credit and reimbursement agreements issued in conjunction with sales of loans originated under our Mortgage 100SM program. At December 29, 2006, we held $539 million of marketable securities as collateral to secure these guarantees. In conjunction with certain principal-protected mutual funds, we guarantee the return of the initial principal investment at the termination date of the fund. We also provide indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $165 million; however, we believe that the likelihood of loss with respect to these arrangements is remote.
The amounts in the preceding table show the maximum future cash flow requirements and therefore do not represent expected future cash flow requirements. Refer to Note 7 and Note 12 to the Consolidated Financial Statements for a further discussion of these arrangements.
Contractual Obligations and Commitments
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments. The table below summarizes our contractual obligations by remaining maturity at December 29, 2006. Excluded from this table are obligations recorded on the Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, including contractual agreements, short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Long-term borrowings	$181,400	$38,180	$61,209	$38,656	$43,355
Purchasing and other commitments	14,439	10,597	1,224	566	2,052
Junior subordinated notes (related to trust preferred securities)	3,813	–	–	–	3,813
Operating lease commitments	3,275	567	1,067	850	791

We issue U.S. and non-U.S. dollar-denominated long-term borrowings with both variable and fixed interest rates, as part of our overall funding strategy. For further information on funding and long-term borrowings, see the Capital and Funding section and Note 9 to the Consolidated Financial Statements. In the normal course of business, we enter into various noncancellable long-term operating lease agreements, various purchasing commitments, commitments to extend credit and other commitments. For detailed information regarding these commitments, see Note 12 to the Consolidated Financial Statements.
Commitments
At December 29, 2006, our commitments had the following expirations:

	Expiration
(dollars in millions)	Total	Less than 1 Year	1–3 Years	3+–5 Years	Over 5 Years

Commitments to extend credit	$96,370	$52,728	$11,561	$22,580	$9,501
Commitments to enter into resale agreements	10,304	10,304	–	–	–

For further information regarding these commitments, see Note 12 to the Consolidated Financial Statements.
Capital and Funding
The primary objectives of our capital management and funding strategies are as follows:
▪	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;

▪	Ensure liquidity across market cycles and through periods of financial stress; and

▪	Comply with regulatory capital requirements.
Long-Term Capital
Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.
At December 29, 2006 and December 30, 2005, total long-term capital consisted of the following:

(dollars in millions)	2006	2005

Common equity	$35,893	$32,927
Preferred stock	3,145	2,673
Trust preferred securities(1)	3,323	2,544

Equity capital	42,361	38,144
Subordinated long-term borrowings	6,429	–
Senior long-term borrowings(2)	120,122	96,361
Deposits(3)	71,204	70,271

Total long-term capital	$240,116	$204,776

(1)
Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $490 million at December 29, 2006 and $548 million at December 30, 2005.

(2)
Excludes junior subordinated notes, (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as current portion of long-term borrowings and are not included in long-term capital.

(3)
Includes $59,341 million and $11,863 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, in 2006, and $60,575 million and $9,696 million of deposits, respectively, in 2005 that we consider to be long-term based on our liquidity models.

At December 29, 2006, our long-term capital sources of $240.1 billion exceeded our estimated long-term capital requirements. See Liquidity Risk in the Risk Management Section for additional information.
44   Merrill Lynch 2006 Annual Report

Equity Capital
At December 29, 2006, equity capital, as defined by Merrill Lynch, was $42.4 billion and comprised of $35.9 billion of common equity, $3.1 billion of preferred stock, and $3.3 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 60 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Consolidated Balance Sheets as a liability for accounting purposes. The related investments are reported as investment securities on the Consolidated Balance Sheets.
We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the CSE rules and considerations of rating agencies. Refer to Note 16 to the Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.
We developed economic capital models to determine the amount of equity capital we need to cover potential losses arising from market, credit and operational risks. We developed these statistical risk models in conjunction with our risk management practices, and they allow us to attribute an amount of equity to each of our businesses that reflects the risks of that business, both on- and off-balance sheet. We review regularly and refine periodically models and other tools used to estimate risks, as well as the assumptions used in those models and tools to provide a reasonable and conservative assessment of our risks across a stressed market cycle. We also assess the need for equity capital to support risks that may not be adequately measured through these risk models. When we deem prudent, we purchase insurance to protect against certain risks.
In addition, we consider how much equity capital we may need to support normal business growth and strategic initiatives. In the event that we generate common equity capital beyond our estimated needs, we seek to return that capital to shareholders through share repurchases and dividends, considering the impact on our financial performance metrics.
The major components of the changes in equity capital for 2006 and 2005 are as follows:

(dollars in millions)	2006	2005

Beginning of year	$38,144	$33,914
Net earnings	7,499	5,116
Issuance of preferred stock, net of repurchases and re-issuances	472	2,043
Issuance of trust preferred securities, net of redemptions and related investments	779	–
Common and preferred stock dividends	(1,106)	(777)
Common stock repurchases	(9,088)	(3,700)
Net effect of employee stock transactions and other(1)	5,661	1,548

End of year	$42,361	$38,144

(1)	Includes the impact of our adoption of SFAS No. 123R and related policy modifications to previous stock awards, as well as accumulated other comprehensive loss and other items.
Our equity capital of $42.4 billion at December 29, 2006 increased $4.2 billion, or 11%, from December 30, 2005. Equity capital increased in 2006 primarily through net earnings, issuance of preferred stock and trust preferred securities and the net effect of employee stock transactions, including the impact of our adoption of SFAS No. 123R and related policy modifications to previous stock awards. The equity capital increase was partially offset by common stock repurchases, dividends and the redemption of trust preferred securities.
During 2006 and 2005, we issued $360 million and $2.2 billion face value, respectively, of floating and fixed rate, non-cumulative, perpetual preferred stock. Refer to Note 11 to the Consolidated Financial Statements for additional information.
On December 14, 2006, Merrill Lynch Capital Trust I issued $1,050 million of 6.45% trust preferred securities. On December 29, 2006, Merrill Lynch Preferred Capital Trust I redeemed all of the outstanding $275 million of 7.75% trust preferred securities. Refer to Note 9 to the Consolidated Financial Statements for additional information.
On January 18, 2006, the Board of Directors declared a 25% increase in the regular quarterly dividend to 25 cents per common share. On January 17, 2007, the Board of Directors declared an additional 40% increase in the regular quarterly dividend to 35 cents per common share.
In 2005 and 2006, the Board of Directors authorized three share repurchase programs to provide greater flexibility to return capital to shareholders. For the year ended December 30, 2005, we repurchased a total of 63.1 million shares of common stock at a cost of $3.7 billion. For the year ended December 29, 2006, we repurchased a total of 116.6 million shares of common stock at a cost of $9.1 billion. At December 29, 2006, we had $3.2 billion of authorized repurchase capacity remaining from the $5 billion repurchase program authorized in October 2006. At December 29, 2006, we had completed all other previously authorized share repurchase programs.

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the year ended December 29, 2006.

(dollars in millions, except per share amounts)			Total Number of		Approximate Dollar
			Shares Purchased		Value of Shares
	Total Number	Average	as Part of Publicly		that May Yet be
	of Shares	Price Paid	Announced		Purchased Under
Period	Purchased	per Share	Program	(1)	the Program

First Quarter 2006 (Dec. 31, 2005 – Mar. 31, 2006)
Capital Management Program	25,800,000	$76.55	25,800,000		$5,356
Employee Transactions(2)	1,129,779	74.77	N/A		N/A

Second Quarter 2006 (Apr. 1 – Jun. 30)
Capital Management Program	41,405,976	$73.26	41,405,976		$2,323
Employee Transactions(2)	1,062,468	72.02	N/A		N/A

Third Quarter 2006 (Jul. 1 – Sep. 29)
Capital Management Program	18,346,200	$71.56	18,346,200		$1,010
Employee Transactions(2)	996,470	75.17	N/A		N/A

Month #10 (Sep. 30 – Nov. 3)
Capital Management Program	8,036,600	$85.87	8,036,600		$5,320
Employee Transactions(2)	256,299	84.49	N/A		N/A

Month #11 (Nov. 4 – Dec. 1)
Capital Management Program	11,719,100	$89.53	11,719,100		$4,271
Employee Transactions(2)	196,248	89.60	N/A		N/A

Month #12 (Dec. 2 – Dec. 29)
Capital Management Program	11,303,000	$90.92	11,303,000		$3,243
Employee Transactions(2)	170,694	90.80	N/A		N/A

Fourth Quarter 2006 (Sep. 30 – Dec. 29)
Capital Management Program	31,058,700	$89.09	31,058,700		$3,243
Employee Transactions(2)	623,241	87.83	N/A		N/A

Full Year 2006 (Dec. 31, 2005 – Dec. 29, 2006)
Capital Management Program	116,610,876	$77.94	116,610,876		$3,243
Employee Transactions(2)	3,811,958	76.24	N/A		N/A

(1)
Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices we deemed appropriate.

(2)
Included in the total number of shares purchased are: (i) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (ii) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (iii) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. Our employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of our common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 to the Consolidated Financial Statements for additional information on these plans.

Balance Sheet Leverage
Assets-to-equity leverage ratios are commonly used to assess a company’s capital adequacy. We believe that a leverage ratio adjusted to exclude certain assets considered to have low risk profiles and assets in customer accounts financed primarily by customer liabilities provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. We calculate adjusted assets by reducing total assets by (1) securities financing transactions and securities received as collateral less trading liabilities net of contractual agreements and (2) segregated cash and securities and separate accounts assets.
As leverage ratios are not risk sensitive, we do not rely on them to measure capital adequacy. When we assess our capital adequacy, we consider more sophisticated measures that capture the risk profiles of the assets, the impact of hedging, off-balance sheet exposures, operational risk and other considerations.
46   Merrill Lynch 2006 Annual Report

The following table provides calculations of our leverage ratios at December 29, 2006 and December 30, 2005:

(dollars in millions)	2006	2005

Total assets	$841,299	$681,015
Less: Receivables under resale agreements	178,368	163,021
Receivables under securities borrowed transactions	118,610	92,484
Securities received as collateral	24,929	16,808
Add: Trading liabilities, at fair value, excluding contractual agreements	60,551	60,178

Sub-total	579,943	468,880
Less: Segregated cash and securities balances	13,449	11,949
Separate accounts assets	12,314	16,185

Adjusted assets	554,180	440,746
Less: Goodwill and other intangible assets	2,457	6,035

Tangible adjusted assets	$551,723	$434,711

Stockholders’ equity	$39,038	$35,600
Trust preferred securities(1)	3,323	2,544

Equity capital	$42,361	$38,144
Tangible equity capital(2)	$39,904	$32,109
Leverage ratio(3)	19.9x	17.9x
Adjusted leverage ratio(4)	13.1x	11.6x
Tangible adjusted leverage ratio(5)	13.8x	13.5x

(1)
Represents junior subordinated notes, net of related investments. The related investments are reported as investment securities and were $490 million at December 29, 2006 and $548 million at December 30, 2005.

(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.
Funding
We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. A portion of our short-term borrowings are secured under a master note lending program. These notes are similar in nature to other collateralized financing sources such as securities sold under agreements to repurchase. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding our borrowings.
We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

	December 29,	December 30,
(dollars in billions)	2006	2005

Commercial paper	$6.4	$3.4
Other unsecured short-term borrowings(1)	2.0	0.5
Current portion of long-term borrowings(2)	37.7	21.9

Total unsecured short-term borrowings	46.1	25.8
Senior long-term borrowings(3)	120.1	96.4
Subordinated long-term borrowings	6.4	–

Total unsecured long-term borrowings	126.5	96.4
Deposits	84.1	80.0

(1)
Excludes $9.8 billion and $5.1 billion of secured short-term borrowings at December 29, 2006 and December 30, 2005, respectively; these short-term borrowings are represented under a master note lending program.

(2)	Excludes $460 million and $850 million of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at December 29, 2006 and December 30, 2005, respectively.
(3)
Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

Our primary funding objectives are maintaining sufficient funding sources to support our existing business activities and future growth while ensuring that we have liquidity across market cycles and through periods of financial stress. To achieve our objectives, we have established a set of funding strategies that are described below:
▪	Diversify funding sources;

▪	Maintain sufficient long-term borrowings;

▪	Concentrate unsecured funding at ML & Co.;

▪	Use deposits as a source of funding; and

▪	Adhere to prudent governance principles.

Diversification of Funding Sources
We strive to diversify and expand our funding globally across programs, markets, currencies and investor bases. We issue debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, non-U.S. medium-term note programs, non-U.S. private placements, U.S. and non-U.S. commercial paper and through other methods. We distribute a significant portion of our debt offerings through our retail and institutional sales forces to a large, diversified global investor base. Maintaining relationships with our investors is an important aspect of our funding strategy. We also make markets in our debt instruments to provide liquidity for investors.
At December 29, 2006 and December 30, 2005, our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)	2006		2005

USD	$120,852	61%	$88,073	62%
EUR	43,323	22	27,313	19
JPY	11,822	6	11,225	8
GBP	10,228	5	8,269	6
AUD	3,777	1	2,329	2
CAD	2,727	1	2,377	2
CHF	1,487	1	529	–
INR	1,461	1	–	–
Other(1)	3,833	2	1,281	1

Total	$199,510	100%	$141,396	100%

Note: excludes junior subordinated notes (related to trust preferred securities).
(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.
We also diversify our funding sources by issuing various types of debt instruments, including structured notes and extendible notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $33.8 billion and $19.4 billion at December 29, 2006 and December 30, 2005, respectively.
Extendible notes are debt obligations that have an extendible maturity. The initial maturity of the majority of our extendible notes is thirteen months. These notes automatically extend before they become current, unless the holders exercise their option to redeem the notes. Extendible notes are included in long-term borrowings while the remaining maturity is greater than one year. Based on current market conditions, we expect that these notes will automatically extend. Total extendible notes outstanding were $10.6 billion and $10.4 billion at December 29, 2006 and December 30, 2005, respectively.
Maintenance of Sufficient Long-Term Borrowings
An important objective of our asset-liability management is maintaining sufficient long-term borrowings to meet our long-term capital requirements. As such, we routinely issue debt in a variety of maturities and currencies to achieve cost efficient funding and an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or Merrill Lynch, we seek to mitigate this refinancing risk by actively managing the amount of our borrowings we anticipate will mature within any one month or quarter.
At December 29, 2006, the weighted average maturity of our long-term borrowings exceeded five years. The following chart presents our long-term borrowings maturity profile as of December 29, 2006 (quarterly for two years and annually thereafter):
Note: excludes junior subordinated notes (related to trust preferred securities).
48   Merrill Lynch 2006 Annual Report

The major components of the changes in our long-term borrowings, excluding junior subordinated notes (related to trust preferred securities), for 2006 and 2005 are as follows:

(dollars in billions)	2006	2005

Beginning of year	$132.4	$119.5
Issuance and resale	86.8	49.7
Settlement and repurchase	(42.2)	(31.2)
Other(1)	4.4	(5.6)

End of year(2)	$181.4	$132.4

(1)	Primarily foreign exchange movements.
(2)	See the preceding chart and Note 9 to the Consolidated Financial Statements for additional information on our long-term borrowings maturity schedule.
Subordinated debt is an important part of our long-term borrowings. During 2006, ML & Co. issued $6.4 billion of subordinated debt across various currencies and maturities ranging from 2016 through 2026. This subordinated debt was issued to satisfy certain anticipated CSE capital requirements. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.
At December 29, 2006, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co. totaled $182.4 billion. Except for the $2.2 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs”) that were outstanding at December 29, 2006, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Consolidated Financial Statements for additional information.
We use derivative transactions to more closely match the duration of borrowings to the duration of the assets being funded, thereby enabling interest rate risk to be within limits set by our Market Risk Management Group. Interest rate swaps also serve to convert our interest expense and effective borrowing rate principally to floating rate. We also enter into currency swaps to hedge assets that are not financed through debt issuance in the same currency. We hedge investments in subsidiaries in non-U.S. dollar currencies in whole or in part to mitigate foreign exchange translation adjustments in accumulated other comprehensive loss. See Notes 1 and 6 to the Consolidated Financial Statements for further information.
Concentration of Unsecured Funding at ML & Co.
ML & Co. is the primary issuer of all unsecured, non-deposit financing instruments that we use predominantly to fund assets in subsidiaries, some of which are regulated. The primary benefits of this strategy are greater control, reduced funding costs, wider name recognition by investors, and greater flexibility to meet variable funding requirements of subsidiaries. Where regulations, time zone differences, or other business considerations make this impractical, certain subsidiaries enter into their own financing arrangements. See Note 9 to the Consolidated Financial Statements for more information on borrowings.
Deposit Funding
At December 29, 2006, our bank subsidiaries had $84.1 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $62.3 billion includes an estimated $52.9 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits.
Deposits are not available as a source of funding to ML & Co. See Liquidity Risk in the Risk Management section for more information regarding our deposit liabilities.
Prudent Governance
We manage the growth and composition of our assets and set limits on the overall level of unsecured funding. Funding activities are subject to regular senior management review and control through Asset/Liability Committee meetings with Treasury management and other independent risk and control groups. Our funding strategy and practices are reviewed by the Risk Oversight Committee (“ROC”), Merrill Lynch’s executive management and the Finance Committee of the Board of Directors.
Credit Ratings
The cost and availability of our unsecured funding are impacted by our credit ratings, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including OTC derivatives. Factors that influence our credit ratings include the credit rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices.
On October 27, 2006, Standard & Poor’s raised by one-notch ML & Co.’s senior debt rating to AA–, subordinated debt rating to A+, preferred stock rating to A and commercial paper rating to A-1+.

The following table sets forth ML & Co.’s unsecured credit ratings as of February 16, 2007. Rating agencies express outlooks from time to time on these credit ratings, and each of these agencies describes its current outlook as stable.

	Senior Debt		Subordinated		Preferred	Commercial
Rating Agency	Ratings		Debt Ratings		Stock Ratings	Paper Ratings

Dominion Bond Rating Service Ltd.	AA (low	)	A (high	)	Not Rated	R-1 (middle	)
Fitch Ratings	AA–		A+		A+	F1+
Moody’s Investors Service, Inc.	Aa3		A1		A2	P-1
Rating & Investment Information, Inc. (Japan)	AA		Not Rated		A+	a-1+
Standard & Poor’s Ratings Services	AA–		A+		A	A-1+

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At December 29, 2006, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $511 million in the event of a one-notch downgrade and approximately $789 million in the event of a two-notch downgrade of ML & Co.’s long-term senior debt credit ratings. We consider additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s credit ratings as part of our liquidity management practices.
Cash Flows
Our cash and cash equivalents increased $17.5 billion to $32.1 billion at year-end 2006. Cash flows from financing activities provided $67.9 billion in 2006, primarily due to the issuances and resales of long-term borrowings, net of settlements and repurchases, of $45.3 billion and cash from derivative financing transactions of $16.3 billion. Cash flows used for investing activities in 2006 were $11.0 billion and were primarily due to purchases of available-for-sale securities, net of sales and maturities, of $2.0 billion, and cash used for other investments of $6.5 billion. Cash flows used for operating activities in 2006 were $39.4 billion and were primarily due to net cash used for trading assets and liabilities of $61.5 billion, offset by increases in customer payables of $13.8 billion.
Our cash and cash equivalents decreased $6.2 billion to $14.6 billion at year-end 2005. Cash flows from financing activities provided $23.3 billion in 2005, primarily due to the issuances and resales of long-term borrowings, net of settlements and repurchases, of $18.5 billion. Cash flows used for investing activities in 2005 were $639 million and were primarily due to cash used for loans, notes, and mortgages transactions offset by cash flows from available-for-sale securities. Cash flows used for operating activities in 2005 were $28.9 billion and were primarily due to cash used for resale agreements offset by cash received for repurchase agreements.
Risk Management
Risk Management Philosophy
Risk-taking is integral to the core businesses in which we operate. In the course of conducting our business operations, we are exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of our core businesses are responsible and accountable for management of the risks associated with their business activities. In addition, independent risk groups manage market risk, credit risk, liquidity risk and operational risk. These independent risk groups fall under the management responsibility of our Chief Financial Officer. Along with other independent control groups, including Corporate Audit, Finance and the Office of General Counsel, these disciplines work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. To accomplish this, we have established a risk management process which includes:
▪	A formal risk governance structure that defines the oversight process and its components;

▪
A regular review of the risk management process by the Audit Committee of the Board of Directors (the “Audit Committee”) as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors (“the Finance Committee”);

▪	Clearly defined risk management policies and procedures supported by a rigorous analytical framework;

▪	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

▪	Clearly articulated risk tolerance levels, defined and regularly reviewed by the ROC, that are consistent with our business strategy, capital structure, and current and anticipated market conditions.
The risk management and control process ensures that our risk tolerance is well-defined and understood by our businesses as well as by our executive management. Independent risk and control groups interact with the core businesses to establish and maintain this overall risk management control process. While no risk management system can ever be absolutely complete, the goal of these independent risk and control groups is to mitigate risk-related losses so that they fall within acceptable, predefined levels, under foreseeable scenarios.
50   Merrill Lynch 2006 Annual Report

Risk Governance Structure
Our risk governance structure is comprised of the Audit Committee and the Finance Committee, the Executive Committee, the ROC, the business units, the independent risk and control groups, and various other corporate governance committees.
The Audit Committee, which is comprised entirely of independent directors, reviews and oversees management’s policies and processes for managing all major categories of risk affecting the firm, including operational, legal and reputational risks. In addition, the Audit Committee also approves the ROC charter and has authorized the ROC to establish our risk management policies. The Finance Committee, which is also comprised entirely of independent directors, is responsible for reviewing our policies and procedures for managing exposure to market, credit and liquidity risk, including risk limits for both market and credit risk, Value at Risk (“VaR”), liquidity models, and other relevant models. The Executive Committee, a group comprised of executive management, approves the risk tolerance levels established by the ROC and receives regular updates from the ROC on risk-related matters. The Executive Committee pays particular attention to risk concentrations and liquidity concerns.
The ROC is comprised of senior business and control managers and is chaired by our Chief Financial Officer. The ROC establishes risk tolerance levels for the firm and authorizes material changes in our risk profile. The ROC works to ensure that the risks that we assume are managed within these tolerance levels and verifies that we have implemented appropriate processes to identify, measure, monitor and manage our risks.
Market and credit risk tolerance levels are represented in part by framework limits, which are established by the ROC and reviewed and approved annually by the Executive Committee, which must also approve certain intra-year changes. Substantive market and credit risk framework limit changes are reported to the Audit and Finance Committees. The frameworks are reviewed by the Finance Committee in the context of its evaluation of market and credit risk exposures. Risk framework exceptions and violations are reported and investigated at predefined and appropriate levels of management.
Both the Audit Committee and the Finance Committee are provided with regular risk updates, and significant issues and transactions are reported to the Executive Committee, the Audit Committee and the Finance Committee. Various governance committees exist to create policy, review activity, and verify that new and existing business initiatives remain within established risk tolerance levels. Representatives of the independent risk and control groups participate as voting members of these committees. The activities of these committees are monitored by the ROC.
The overall effectiveness of our risk processes and policies can be seen on a broader level when analyzing daily net trading revenues over time. Our policies and procedures for monitoring and controlling risk, combined with the businesses’ focus on customer order-flow-driven revenues and selective proprietary positioning have helped us to mitigate earnings volatility within our trading portfolios. While no guarantee can be given regarding future earnings volatility, we will continue to pursue policies and procedures that assist us in measuring and monitoring our risks. The histogram below shows the distribution of daily net revenues from our trading businesses (principal transactions and net interest profit) for 2006.
Market Risk
We define market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spread, and/or other risks. We have a Market Risk Framework that defines and communicates our market risk tolerance and broad overall limits across Merrill Lynch by defining and constraining exposure to specific asset classes, market risk factors and value at risk, or VaR. VaR is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.
Our Market Risk Management Group and other independent risk and control groups are responsible for approving the products and markets in which our business units and functions will transact and take risk. Moreover, this group is responsible for identifying the risks to which these business units will be exposed in these approved products and markets. Market Risk Management uses a variety of quantitative methods to assess the risk of our positions and portfolios. In particular, Market Risk Management quantifies the sensitivities of our current portfolios to changes in market variables. These sensitivities are then utilized in the context of historical data to estimate earnings and loss distributions that our current portfolios would have incurred throughout the historical period. From these distributions, Market Risk Management derives a number of useful risk statistics, including VaR.
The VaR disclosed in the accompanying table is an estimate of the amount that our current trading portfolios could lose with a specified degree of confidence, over a given time interval. The aggregate VaR for our trading portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following table and may be viewed as a measure of the diversification within our portfolios. We believe that the tabulated risk measures provide broad guidance as to the amount we could lose in future periods, and we work continually to improve our measurement and the methodology of our VaR. However, the calculation of VaR requires numerous assumptions and thus VaR should not be viewed as a precise measure of risk. In addition, VaR is not intended to capture worst case scenario losses.
To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The overall total VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.
The table that follows presents our average and year-end VaR for trading instruments for 2006 and 2005. Additionally, high and low VaR for 2006 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

	Year-end	Daily Average	High	Low	Year-end	Daily Average
(dollars in millions)	2006	2006	2006	2006	2005	2005

Trading Value-at-Risk(1)
Interest rate and credit spread	$48	$48	$66	$33	$37	$37
Equity	29	19	39	5	16	12
Commodity	13	11	22	4	6	8
Currency	3	4	12	2	2	3

Subtotal(2)	93	82			61	60

Diversification benefit	(41)	(32)			(23)	(25)

Overall(3)	$52	$50	$71	$30	$38	$35

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.
(3)	Overall trading VaR using a 95% confidence level and a one-week holding period was $94 million and $63 million at year-end 2006 and 2005, respectively.
Trading VaR increased during 2006 due to increased levels of equity, commodity and credit trading. If market conditions are favorable, we may increase our risk-taking in a number of our businesses, including our proprietary trading activities. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. We monitor these risk levels on a daily basis to verify they remain within corporate risk guidelines and tolerance levels.
To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that would result in material losses for the firm.
Non-Trading Market Risk
Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity and certain principal investments. Also included are the risks related to funding activities. Risks related to lending activities are covered in the Credit Risk section that follows.
The primary market risk of non-trading investment securities and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At year-end 2006, the total credit spread sensitivity of these instruments was a pre-tax loss of $24 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $19 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
52   Merrill Lynch 2006 Annual Report

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At year-end 2006, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $2 million for a parallel one basis point increase in interest rates across all yield curves, compared to a pre-tax loss of $1 million at year-end 2005. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.
Other non-trading equity investments include direct private equity interests, private equity fund investments, hedge fund interests, certain direct and indirect real estate investments and other principal investments. These investments are broadly sensitive to general price levels in the equity or commercial real estate markets as well as to specific business, financial and credit factors which influence the performance and valuation of each investment uniquely. Refer to Note 5 to the Consolidated Financial Statements for additional information on these investments.
Credit Risk
We define credit risk as the potential for loss that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations to us. The Credit Risk Framework is the primary tool that we use to communicate firm-wide credit limits and monitor exposure by constraining the magnitude and tenor of exposure to counterparty and issuer families. Additionally, we have country risk limits that constrain total aggregate exposure across all counterparties and issuers (including sovereign entities) for a given country within predefined tolerance levels.
We have a Global Credit and Commitments Group that assesses the creditworthiness of existing and potential individual clients, institutional counterparties and issuers, and determines firm-wide credit risk levels within the Credit Risk Framework among other tools. This group reviews and monitors specific transactions as well as portfolio and other credit risk concentrations both within and across businesses. This group is also responsible for ongoing monitoring of credit quality and limit compliance and actively works with all of our business units to manage and mitigate credit risk.
The Global Credit and Commitments Group uses a variety of methodologies to set limits on exposure and potential loss resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. The group performs analyses in the context of industrial, regional, and global economic trends and incorporates portfolio and concentration effects when determining tolerance levels. Credit risk limits take into account measures of both current and potential exposure as well as potential loss and are set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, we conduct regular portfolio reviews, monitor counterparty creditworthiness, and evaluate potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses. We continue to invest additional resources to enhance Merrill Lynch’s methods and policies to assist in managing our credit risk and to address evolving regulatory requirements.
Senior members of the Global Credit and Commitments Group chair various commitment committees with membership across business, control and support units. These committees review and approve commitments, underwritings and syndication strategies related to debt, syndicated loans, equity, real estate and asset-based finance, among other products and activities.
Commercial Lending
Our commercial lending activities consist primarily of corporate and institutional lending, asset-based finance, commercial finance, and commercial real estate related activities. In evaluating certain potential commercial lending transactions, we use a risk-adjusted-return-on-capital model in addition to other methodologies. We typically provide corporate and institutional lending facilities to clients for general corporate purposes, backup liquidity lines, bridge financings, and acquisition-related activities. We often syndicate corporate and institutional loans through assignments and participations to unaffiliated third parties. While these facilities may be supported by credit enhancing arrangements such as property liens or claims on operating assets, we generally expect repayment through other sources including cash flow and/or recapitalization. As part of portfolio management activities, the Global Credit and Commitments Group mitigates certain exposures in the corporate and institutional lending portfolio by purchasing single name and basket credit default swaps as well as by evaluating and selectively executing loan sales in the secondary markets.
Asset-based finance facilities are typically secured by financial assets such as mortgages, auto loans, leases, credit card and other receivables. Clients often use these facilities for the origination and purchase of assets during a warehousing period leading up to securitization.

Credit assessment for these facilities relies primarily on the amount, asset type, quality, and liquidity of the supporting collateral, as the collateral is the expected source of repayment. Limits are monitored against potential loss upon default taking these factors into consideration.
Our commercial finance activities primarily consist of corporate finance, healthcare finance, equipment finance and commercial real estate lending to qualifying business clients. Substantially all of these facilities are secured by liens on property, plant, and equipment, third party guarantees or other similar arrangements. Our other commercial real estate related activities consist of commercial mortgage originations and other extensions of credit connected to the financing of commercial properties or portfolios of properties. We may reduce or eliminate these exposures through third-party syndications or securitizations. Our assessment of creditworthiness and credit approval is highly dependent upon the anticipated performance of the underlying property and/or associated cash flows.
The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country for year-end 2006, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. These tables do not include our large, diversified portfolio of loans and commitments to small- and middle-market businesses, totaling approximately $3.1 billion in loans and $2.1 billion in closed commitments as of December 29, 2006. The majority of these counterparties carry non-investment grade ratings and are predominantly domiciled in the United States.

(dollars in millions)	Loans		Closed Commitments
By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

AA or above	$12,216	$19	$6,549	$16,377
A	2,566	1,180	2,251	11,191
BBB	6,648	1,671	2,143	8,150
BB	12,587	1,323	6,613	966
Other	9,250	422	6,059	570

Total	$43,267	$4,615	$23,615	$37,254

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments
By Industry	Secured	Unsecured	Secured	Unsecured

Financial Institutions	36%	11%	32%	20%
Consumer Goods and Services	22	32	22	46
Real Estate	18	12	8	2
Industrial/Manufacturing Goods and Services	4	1	11	6
Technology/Media/Telecommunications	3	30	7	8
Energy/Utilities	1	9	5	12
All Other	16	5	15	6

Total	100%	100%	100%	100%

	Loans		Closed Commitments
By Country	Secured	Unsecured	Secured	Unsecured

United States	62%	64%	80%	50%
United Kingdom	16	3	7	4
Japan	6	5	–	33
Germany	2	2	–	6
France	2	1	6	1
All Other	12	25	7	6

Total	100%	100%	100%	100%

As of December 29, 2006, our largest commercial lending industry concentration was to consumer goods and services. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on our commercial lending related activities can be found in Note 8 to the Consolidated Financial Statements.
54   Merrill Lynch 2006 Annual Report

Residential Mortgage Lending
We originate and purchase residential mortgage loans, certain of which include features that may result in additional credit risk when compared to more traditional types of mortgages. The potential additional credit risk arising from these mortgages is addressed through adherence to underwriting guidelines as described below. Credit risk is closely monitored in order to confirm that reserves are sufficient and valuations are appropriate. These loans are predominantly extended to high credit quality borrowers and include:
▪	Loans where the borrower is subject to payment increases over the life of the loan including:
▪
Interest-only loans where the borrower makes no principal payments on the loan during an initial period and is required to make both interest and principal payments either during the later stages of the loan or in one lump sum at maturity. These loans therefore require the borrower to make larger payments later in the life of the loans if the loans are not otherwise repaid through a refinancing or sale of the property. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, the debt-to-income ratio, employment, the loan-to-value (“LTV”) ratio on the property, and the borrower’s disposable income and cash reserves; typically using a qualifying formula that assesses the borrower’s ability to make interest payments at a minimum of 2% above the initial rate. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Interest-only loans are the significant majority of the loans that we hold where the borrower may be subject to payment increases.

▪
Loans with low rates early in the loan term. We offer these loans primarily in the United Kingdom. The loans are underwritten based on the borrower’s ability to make the principal and interest payments, and borrowers of a lower credit standing are typically underwritten to a lower LTV ratio.

▪
High LTV ratio loans where the principal amount of the loan is greater than 80% of the value of the mortgaged property and the borrower is not required to obtain private mortgage insurance (“PMI”), and/or loans where a mortgage and home equity loan are simultaneously established for the same property. Under our policy, the maximum LTV ratio for originated residential mortgages with no PMI or other security is 95%. High LTV ratio loans also include Merrill Lynch’s Mortgage100SM product. The Mortgage100SM product permits borrowers to pledge securities in lieu of a cash down payment. The securities are subject to daily monitoring and additional collateral is required if the value of the pledged securities declines below certain levels. The LTV on real estate collateral in the Mortgage 100SM program typically does not exceed 70%.

The following table shows the percentages of these types of loans compared to the overall residential mortgage portfolio held in loans, notes, and mortgages:

	Loan and Unfunded	Originated/Purchased
	Commitment Balance as a % of	Loans as a % of all
	all Residential Mortgages and	Residential Mortgages
	Unfunded Residential	Originated/Purchased
	Commitments at December 29, 2006 (2)	during 2006

Loans where borrowers may be subject to payment increases(1)	65%	54%
Loans with high LTV ratios	8	5
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	21	17

Total	94%	76%

(1)	Includes interest-only loans and loans with low initial rates.
(2)	Total residential mortgages were $18.3 billion and unfunded commitments were $7.7 billion as of December 29, 2006.
Approximately half of the high LTV ratio loans were made to borrowers in the United States; the majority of the remaining loans were made to borrowers in the United Kingdom. Approximately 5% of the loans where the borrower is subject to payment increases were made to borrowers in the United Kingdom; the majority of the remaining loans were made to borrowers in the United States. The majority of these loans are with high credit quality borrowers.
We do not currently originate or purchase residential mortgage loans that allow for minimum monthly payments less than the interest accrued on the loan (i.e., negative amortizing loans) or option adjustable rate mortgages.
During the third quarter of 2006, Merrill Lynch announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform which is focused on originating non-prime residential mortgage loans through a wholesale network. As a result of this acquisition which was completed in the fiscal first quarter of 2007, the credit profile of our mortgage lending portfolio may be impacted in future periods.

Derivatives
We enter into International Swaps and Derivatives Association, Inc. master agreements or their equivalent (“master netting agreements”) with substantially all of our derivative counterparties as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Agreements are negotiated bilaterally and can require complex terms. While we make every effort to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.
In addition, to reduce the risk of loss, we require collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, we evaluate risk exposures net of related collateral that meets specified standards. See Note 1 to the Consolidated Financial Statements for additional information.
The following is a summary of counterparty credit ratings for the replacement cost (net of $11.5 billion of collateral, of which $7.2 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at December 29, 2006.

(dollars in millions)	Years to Maturity				Cross-Maturity
Credit Rating(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting (2)	Total

AA or Above	$4,711	$1,552	$1,243	$4,830	$(2,175)	$10,161
A	2,771	1,391	965	3,293	(1,863)	6,557
BBB	1,494	435	278	1,591	(416)	3,382
BB	365	369	133	221	(158)	930
Other	3,986	673	333	1,127	(400)	5,719

Total	$13,327	$4,420	$2,952	$11,062	$(5,012)	$26,749

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)
Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty, within the same maturity category, are netted within that maturity category.

In addition to obtaining collateral, we attempt to mitigate our default risk on derivatives whenever possible by entering into transactions with provisions that enable us to terminate or reset the terms of our derivative contracts.
Liquidity Risk
We define liquidity risk as the potential inability to meet financial obligations, on- or off-balance sheet, as they come due. Liquidity risk relates to the ability of a company to repay short-term borrowings with new borrowings or with assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. This is particularly important for financial services firms. Liquidity risk also includes both the potential inability to raise funding with appropriate maturity, currency and interest rate characteristics and the inability to liquidate assets in a timely manner at a reasonable price. We actively manage the liquidity risks in our business that can arise from asset-liability mismatches, credit sensitive funding, commitments or contingencies.
The Liquidity Risk Management Group is responsible for measuring, monitoring and controlling our liquidity risks. This group establishes methodologies and specifications for measuring liquidity risks, performs scenario analysis and liquidity stress testing, and sets and monitors liquidity limits. The group works with our business units to limit liquidity risk exposures and reviews liquidity risks associated with new products and new business strategies. The Liquidity Risk Management Group also reviews liquidity risk with other independent risk and control groups and Treasury Management in Asset/Liability Committee meetings.
Our primary liquidity objectives are to ensure liquidity through market cycles and periods of financial stress and to ensure that all funding requirements and unsecured debt obligations that mature within one year can be met without issuing new unsecured debt or requiring
56   Merrill Lynch 2006 Annual Report

liquidation of business assets. In managing liquidity, we place significant emphasis on monitoring the near term cash flow profiles and exposures through extensive scenario analysis and stress testing. To achieve our objectives, we have established a set of liquidity management practices that are outlined below:
▪	Maintain excess liquidity in the form of unencumbered liquid assets and committed credit facilities;

▪	Match asset and liability profiles appropriately;

▪	Perform scenario analysis and stress testing; and

▪	Maintain a well formulated and documented contingency funding plan, including access to lenders of last resort.
Excess Liquidity and Unencumbered Assets
Consistent with our objectives, we maintain excess liquidity at ML & Co. and selected subsidiaries in the form of cash and high quality unencumbered liquid assets, which represent our “Global Liquidity Sources” and serve as our primary source of liquidity risk protection. We maintain these sources of liquidity at levels we believe are sufficient to sustain Merrill Lynch in the event of stressed liquidity conditions. In assessing liquidity, we monitor the extent to which the unencumbered assets are available as a source of funds, taking into consideration any regulatory or other restrictions that may limit the availability of unencumbered assets of subsidiaries to ML & Co. or other subsidiaries.
As of December 29, 2006 and December 30, 2005, the Global Liquidity Sources were $178 billion and $136 billion, respectively, consisting of the following:

(dollars in billions)	December 29, 2006	December 30, 2005

Excess liquidity pool	$63	$37
Unencumbered assets at regulated bank subsidiaries	57	53
Unencumbered assets at regulated non-bank subsidiaries	58	46

Global Liquidity Sources	$178	$136

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. At December 29, 2006 and December 30, 2005, the total carrying value of the excess liquidity pool, net of related hedges, was $63 billion and $37 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access all components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At December 29, 2006, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.
We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At December 29, 2006, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities, significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.
At December 29, 2006 and December 30, 2005, unencumbered liquid assets of $57 billion and $53 billion, respectively, in the form of unencumbered high investment grade asset-backed securities and prime residential mortgage-backed securities were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.
At December 29, 2006 and December 30, 2005, our regulated non-bank subsidiaries, including broker-dealer subsidiaries, maintained $58 billion and $46 billion, respectively, of unencumbered securities, which are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments. These unencumbered securities are generally restricted from transfer and unavailable to support liquidity needs of ML & Co. or other subsidiaries.
Committed Credit Facilities
In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover immediate and contingent funding needs. We maintain a committed, multi-currency, unsecured bank credit facility that totaled $4.5 billion and $4.0 billion at December 29, 2006 and December 30, 2005, respectively. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2007. The facility includes a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for an additional year beyond the expiration date in June 2007. At December 29, 2006 and December 30, 2005, we had no borrowings outstanding under this credit facility, although we do borrow regularly from it.
We also maintain two committed, secured credit facilities which totaled $7.5 billion at December 29, 2006 and $5.5 billion at December 30, 2005. One of these facilities is multi-currency and includes a tranche of $1.2 billion that is available on an unsecured basis, at our option. These facilities expire in May 2007 and December 2007. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 29, 2006 and December 30, 2005, we had no borrowings outstanding under either facility.
In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at December 29, 2006 and $6.25 billion at December 30, 2005. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At December 29, 2006 and December 30, 2005, we had no borrowings outstanding under these facilities.
Asset-Liability Management
We manage the profiles of our assets and liabilities and the relationships between them with the objective of ensuring that we maintain sufficient liquidity to meet our funding obligations in all environments, including periods of financial stress. This asset-liability management involves maintaining the appropriate amount and mix of financing related to the underlying asset profiles and liquidity characteristics, while monitoring the relationship between cash flow sources and uses. Our asset-liability management takes into account restrictions at the subsidiary level with coordinated and centralized oversight at ML & Co. We consider a legal entity focus essential in view of the regulatory, tax and other considerations that can affect the transfer and availability of liquidity between legal entities. We assess the availability of cash flows to fund maturing liability obligations when due under stressed market liquidity conditions in time frames from overnight through one year, with an emphasis on the near term periods during which liquidity risk is considered to be the greatest.
An important objective of our asset-liability management is ensuring that sufficient funding is available for our long-term assets and other long-term capital requirements. Long-term capital requirements are determined using a long-term capital model that takes into account:
▪	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including illiquid and less liquid assets;

▪	Subsidiaries’ regulatory capital;

▪	Collateral on derivative contracts that may be required in the event of changes in our credit ratings or movements in the underlying instruments;

▪	Portions of commitments to extend credit based on our estimate of the probability of draws on these commitments; and

▪	Other contingencies based on our estimates.
In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At December 29, 2006, our long-term capital sources of $240.1 billion exceeded our estimated long-term capital requirements by more than $15 billion.
Our regulated bank subsidiaries maintain strong liquidity positions and manage the liquidity profile of their assets, liabilities and commitments so that they can appropriately balance cash flows and meet all of their deposit and other funding obligations when due. This asset-liability management includes: projecting cash flows, monitoring balance sheet liquidity ratios against internal and regulatory requirements, monitoring depositor concentrations, and maintaining liquidity and contingency plans. In managing liquidity, our bank subsidiaries place emphasis on a stable and diversified retail deposit base, which serves as a reliable source of liquidity. The banks’ liquidity models use behavioral and statistical approaches to measure and monitor the liquidity characteristics of the deposits.
Our asset-liability management process also focuses on maintaining diversification and appropriate mix of borrowings through application and monitoring of internal concentration limits and guidelines on various factors, including debt instrument types, maturities, currencies, and single investors.
58   Merrill Lynch 2006 Annual Report

Scenario Analysis and Stress Testing
Scenario analysis and stress testing is an important part of our liquidity management process. Our Liquidity Risk Management Group performs regular scenario-based stress tests covering credit rating downgrades and stressed market conditions both market-wide and in specific market segments. We run scenarios covering crisis durations ranging from as short as one week through as long as one year. Some scenarios assume that normal business is not interrupted.
In our scenario analysis, we assume loss of access to unsecured funding markets during periods of financial stress. Various levels of severity are assessed through sensitivity analysis around key liquidity risk drivers and assumptions. Key assumptions that are stressed include diminished access to the secured financing markets, run-off in deposits, draws on liquidity facilities, and derivative collateral outflows. We assess the liquidity sources that can be accessed during the crisis and the residual positions.
Management judgment is applied in scenario modeling. The Liquidity Risk Management Group works with our Credit and Market Risk Management groups to incorporate the results of their judgment and analytics where credit or market risk implications exist. We assess the cash flow exposures under the various scenarios and use the results to refine liquidity assumptions, size our excess liquidity pools and/or adjust the asset-liability profiles.
Contingency Funding Plan
We maintain a contingency funding plan that outlines our responses to liquidity stress events of various levels of severity. The plan includes the funding action steps, potential funding strategies and a range of communication procedures that we will implement in the event of stressed liquidity conditions. We periodically review and test the contingency funding plan to achieve ongoing validity and readiness.
Our U.S. bank subsidiaries also retain access to contingency funding through the Federal Reserve discount window and Federal Home Loan Banks, while certain non-U.S. subsidiaries have access to central banks. While we do not rely on these sources in our liquidity modeling, we maintain the policies, procedures and governance processes that would enable us to access these sources.
Operational Risk
We define operational risk as the risk of loss resulting from the failure of people, internal processes and systems or from external events. The primary responsibility for managing operational risk on a day-to-day basis lies with our businesses and support groups. The Operational Risk Management Group provides the framework within which these groups manage operational risk. These groups manage operational risk in a number of ways, including the use of technology to automate processes; the establishment of policies and key controls; the provision and testing of business continuity plans; and the training, supervision, and development of staff.
The Operational Risk Management Group has established our approach to operational risk management through the documentation of key principles and policies. The group provides an independent assessment of operational risk through the monitoring and reporting of risk exposures and loss events. This includes analysis and reporting of internal and external losses in order to provide a comprehensive profile of the risk exposure facing the industry and Merrill Lynch. The group works closely with our businesses and other independent risk and control groups in assessing and managing operational risks.
Other Risks
We encounter a variety of other risks, which could have the ability to impact the viability, profitability, and cost-effectiveness of present or future transactions. Such risks include political, tax, and regulatory risks that may arise due to changes in local laws, regulations, accounting standards, or tax statutes. To assist in the mitigation of such risks, we rigorously review new and pending legislation and regulations. Additionally, we employ professionals in jurisdictions in which we operate to actively follow issues of potential concern or impact to Merrill Lynch and to participate in related interest groups.

Non-Investment Grade Holdings and Highly Leveraged Transactions
Non-investment grade holdings and highly leveraged transactions involve risks related to the creditworthiness of the issuers or counterparties and the liquidity of the market for such investments. We recognize these risks and, whenever possible, employ strategies to mitigate exposures. The specific components and overall level of non-investment grade and highly leveraged positions may vary significantly from period-to-period as a result of inventory turnover, investment sales, and asset redeployment.
In the normal course of business, we underwrite, trade, and hold non-investment grade cash instruments in connection with our investment banking, market-making, and derivative structuring activities. Non-investment grade holdings are defined as debt and preferred equity securities rated lower than BBB or equivalent ratings by recognized credit rating agencies, sovereign debt in emerging markets, amounts due under derivative contracts from non-investment grade counterparties, and other instruments that, in the opinion of management, are non-investment grade.
In addition to the amounts included in the following table, we may also be exposed to credit risk through derivatives related to the underlying security where a derivative contract can either replicate ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject us to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. We seek to manage these risks by engaging in various hedging strategies to reduce our exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.
We provide financing and advisory services to, and invest in, companies entering into leveraged transactions, which may include leveraged buyouts, recapitalizations, and mergers and acquisitions. On a selected basis, we provide extensions of credit to leveraged companies, in the form of senior and subordinated debt, as well as bridge financing. In addition, we syndicate loans for non-investment grade companies or in connection with highly leveraged transactions and may retain a portion of these loans.
We hold direct equity investments in leveraged companies and interests in partnerships that invest in leveraged transactions. We have also committed to participate in limited partnerships that invest in leveraged transactions. We anticipate that we will continue to make future commitments to participate in limited partnerships and other direct equity investments on a selective basis.
Trading Exposures
The following table summarizes our trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties at year-end 2006 and 2005:

(dollars in millions)	2006	2005

Trading assets:
Cash instruments	$26,855	$15,578
Derivatives	9,661	6,750
Trading liabilities – cash instruments	(4,034)	(3,400)
Collateral on derivative assets	(3,012)	(3,123)

Net trading asset exposure	$29,470	$15,805

Included in the preceding table are debt and equity securities and traded bank loans of companies in various stages of bankruptcy proceedings or in default. At December 29, 2006, the carrying value of such debt and equity securities totaled $618 million, of which 49% resulted from our market-making activities in such securities. This compared with $900 million at December 30, 2005, of which 61% related to market-making activities. Also included are distressed bank loans totaling $219 million and $290 million at year-end 2006 and 2005, respectively.
Non-Trading Exposures
The following table summarizes our non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties at year-end 2006 and 2005. This table excludes lending-related exposures which are included in the Credit Risk section of Risk Management.

(dollars in millions)	2006	2005

Investment securities	$900	$524
Other investments(1):
Partnership interests	4,710	2,223
Other equity investments(2)	4,284	2,086
Other assets	618	76

(1) Includes a total of $777 million and $556 million in investments held by employee partnerships at year-end 2006 and 2005, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2) Includes investments in 155 and 167 enterprises at year-end 2006 and 2005, respectively.
60   Merrill Lynch 2006 Annual Report

In addition, we had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $1.6 billion and $1.2 billion at year-end 2006 and 2005, respectively, which primarily relate to commitments to invest in partnerships.
At December 29, 2006, our single largest non-investment grade industry exposure was to the Technology/Media/Telecommunication sector, principally within the media and entertainment industry.
Recent Accounting Developments
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). We intend to early adopt SFAS No. 159 as of the first quarter of fiscal 2007 and are currently assessing the impact of adoption on the Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by the Emerging Issues Task Force on Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of the adoption. We intend to early adopt SFAS No. 157 as of the first quarter of fiscal 2007 and do not expect the adoption to have a material impact on the Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income (loss), net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. See Note 13 to the Consolidated Financial Statements for further information regarding the incremental effect of applying this provision. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently assessing the impact of adoption of this provision of SFAS No. 158 on the Consolidated Financial Statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under SAB No. 108. Adoption of SAB No. 108 did not have a material impact on the Consolidated Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in the first quarter of 2007. We do not expect the impact of adoption of FIN 48 to be material to the opening balance of retained earnings.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and should consider what risks the variable interest entity was designed to create. We adopted the FSP beginning in the third quarter of 2006 for all new entities with which we became involved. We will apply the provisions of the FSP to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of FIN 46R. The adoption of the FSP during the third quarter did not have a material impact on the Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. We will adopt SFAS No. 156 beginning in the first quarter of 2007. We do not expect the impact of adopting SFAS No. 156 to have a material impact on the Consolidated Financial Statements.
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. We will adopt SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. As a result, there will be no cumulative-effect adjustment on the Consolidated Financial Statements upon adoption of the standard.
During the first quarter of 2006, we adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
Prior to the adoption of SFAS No. 123R, we had recognized expense for share-based compensation over the vesting period stipulated in the grant for all employees. This included those who had satisfied retirement eligibility criteria but were subject to a non-compete agreement that applied from the date of retirement through each applicable vesting period. Previously, we had accelerated any unrecognized compensation cost for such awards if a retirement-eligible employee left Merrill Lynch. However, because SFAS No. 123R applies only to awards granted or modified in 2006, expenses for share-based awards granted prior to 2006 to employees who were retirement-eligible with respect to those awards must continue to be amortized over the stated vesting period.
In addition, beginning with performance year 2006, for which we granted stock awards in January 2007, we accrued the expense for future awards granted to retirement-eligible employees over the award performance year instead of recognizing the entire expense related to the award on the grant date. Compensation expense for the 2006 performance year and all future stock awards granted to employees not eligible for retirement with respect to those awards will be recognized over the applicable vesting period.
SFAS No. 123R also requires expected forfeitures of share-based compensation awards for non-retirement-eligible employees to be included in determining compensation expense. Prior to the adoption of SFAS No. 123R, any benefits of employee forfeitures of such awards were recorded as a reduction of compensation expense when the employee left Merrill Lynch and forfeited the award. In the first quarter of 2006, we recorded a benefit based on expected forfeitures which was not material to the results of operations for the quarter.
62   Merrill Lynch 2006 Annual Report

The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis.
The adoption of SFAS No. 123R, combined with other business and competitive considerations, prompted us to undertake a comprehensive review of our stock-based incentive compensation awards, including vesting schedules and retirement eligibility requirements, examining their impact to both Merrill Lynch and its employees. Upon the completion of this review, the Management Development and Compensation Committee of Merrill Lynch’s Board of Directors determined that to fulfill the objective of retaining high quality personnel, future stock grants should contain more stringent retirement provisions. These provisions include a combination of increased age and length of service requirements. While the stock awards of employees who retire continue to vest, retired employees are subject to continued compliance with the strict non-compete provisions of those awards. To facilitate transition to the more stringent future requirements, the terms of most outstanding stock awards previously granted to employees, including certain executive officers, were modified, effective March 31, 2006, to permit employees to be immediately eligible for retirement with respect to those earlier awards. While we modified the retirement-related provisions of the previous stock awards, the vesting and non-compete provisions for those awards remain in force.
Since the provisions of SFAS No. 123R apply to awards modified in 2006, these modifications required us to record additional one-time compensation expense in the first quarter of 2006 for the remaining unamortized amount of all awards to employees who had not previously been retirement-eligible under the original provisions of those awards.
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
Prior to the adoption of SFAS No. 123R, we presented the cash flows related to income tax deductions in excess of the compensation expense recognized on share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. The excess tax benefits of $283 million related to total share-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if we had not adopted SFAS No. 123R.
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) were reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Consolidated Balance Sheets, has been reclassified to paid-in capital. Refer to Note 14 to the Consolidated Financial Statements for additional information.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective beginning in the third quarter of 2005 for all new limited partnership agreements and any limited partnership agreements that were modified. For those partnership agreements that existed at the date EITF 04-5 was issued, the guidance became effective in the first quarter of 2006. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high LTV ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. We adopted the provisions of this guidance in the fourth quarter of 2005. See Note 8 to the Consolidated Financial Statements for this disclosure.

Activities of Principal Subsidiaries
Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) in the United States, acts as a broker (i.e., agent) for corporate, institutional, government, and other clients and as a dealer (i.e., principal) in the purchase and sale of corporate securities. MLPF&S also acts as a broker and/or a dealer in the purchase and sale of mutual funds, money market instruments, government securities, high yield bonds, municipal securities, financial futures contracts and options. The futures business and foreign exchange activities are conducted through MLPF&S and other subsidiaries. MLPF&S holds memberships and/or has third-party clearing relationships with all major commodity and financial futures exchanges and clearing associations in the United States and it also carries positions reflecting trades executed on exchanges outside of the United States through affiliates and/or third-party clearing brokers. As a leading investment banking entity, MLPF&S provides corporate, institutional, and government clients with a wide variety of financial services including underwriting the sale of securities to the public, structured and derivative financing, private placements, mortgage and lease financing and financial advisory services, including advice on mergers and acquisitions.
MLPF&S also provides securities clearing services for its own account and for unaffiliated broker-dealers through its Broadcort Correspondent Clearing Division and through its subsidiary Merrill Lynch Professional Clearing Corp. (“ML Pro”). ML Pro is involved in our prime brokerage business and also makes a market in listed option contracts on various options exchanges.
MLPF&S also provides discretionary and non-discretionary investment advisory services. These advisory services include Merrill Lynch Consults® Service, the Personal Investment Advisory Program, the Merrill Lynch Mutual Fund Advisor® program, the Merrill Lynch Mutual Fund Advisor Selects® program, Merrill Lynch Personal Advisor program, and Merrill Lynch Global Selects. MLPF&S also offers fee-based financial planning services, including the Financial Foundation® report. MLPF&S provides financing to clients, including margin lending and other extensions of credit. Through the Beyond Banking® account, our customers have access to a special securities account product designed for everyday transactions, savings and cash management that combines Visa, check writing and ATM access with available advice and guidance. We also offer Merrill Lynch branded credit cards.
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
Merrill Lynch International (“MLI”) is a United Kingdom-based dealer in equity and fixed income securities of a significant number of global issuers, sovereign government obligations and asset-backed securities, and in loans and related financial instruments. Outside the United States, MLI is a registered market maker and regularly makes a market in the equity securities of the more actively traded non-U.S. corporations. MLI is also our primary non-U.S. credit and equity derivatives and futures product dealer.
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
64   Merrill Lynch 2006 Annual Report

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
Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) are part of the Merrill Lynch Global Bank Group, which provides the management platform for Merrill Lynch’s banking products and services. In July 2006, Merrill Lynch Trust Company, FSB (“MLTC-FSB”) received approval from the Office of Thrift Supervision (“OTS”) to become a full service thrift institution as part of an internal reorganization of certain banking businesses of Merrill Lynch. On August 5, 2006, Merrill Lynch Bank & Trust Co. (“MLB&T”), an existing Federal Deposit Insurance Corporation (“FDIC”)-insured depository institution, was merged into MLTC-FSB, and MLTC-FSB was renamed Merrill Lynch Bank & Trust Co., FSB.
Merrill Lynch, primarily through MLBUSA, provides syndicated and bridge financing, asset-based lending, commercial real estate lending, equipment financing, and standby or “backstop” credit in various forms for large institutional clients generally in connection with their commercial paper programs. MLBUSA also offers securities-based loans primarily to individual clients. MLBUSA is a state-chartered depository institution whose deposits are insured by the FDIC, and is a wholesale bank for Community Reinvestment Act (“CRA”) purposes. MLBT-FSB is an FDIC-insured federal savings bank and is a retail bank for CRA purposes. MLBUSA and MLBT-FSB offer certificates of deposit, transaction accounts and money market deposit accounts and issue Visa® debit cards.
MLBT-FSB, through its subsidiary Merrill Lynch Credit Corporation, offers residential mortgage financing throughout the United States enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. In addition, Merrill Lynch Business Financial Services Inc. (“MLBFS”), a subsidiary of MLBUSA, engages in commercial financing for qualifying small- and middle-market businesses, including lines of credit, revolving loans, term loans and equipment leases and loans. MLBFS provides qualifying business clients with acquisition, working capital and equipment financing, commercial real estate financing, and other specialized asset financing.
Financial Data Services Inc., a wholly-owned subsidiary of MLBUSA, is a registered transfer agent and provides support and services for mutual fund products.
Merrill Lynch International Bank Limited (“MLIB”), formerly known as Merrill Lynch Capital Markets Bank Limited, is the primary non-U.S. banking entity for Merrill Lynch. Headquartered in Ireland, with branch offices in Amsterdam, Bahrain, Frankfurt, London, Madrid, Milan and Singapore, MLIB acts as a principal for debt derivative transactions and engages in advisory, lending, loan trading, and institutional sales activities. MLIB also provides collateralized (including mortgage) lending, letters of credit, guarantees and foreign exchange services to, and accepts deposits from, its clients.
MLIB, through its subsidiaries, Mortgages plc and Freedom Funding Limited, provides mortgage lending, administration and servicing in the U.K. nonconforming residential mortgage market.
Merrill Lynch Bank (Suisse) S.A., a subsidiary of MLIB, is a Swiss licensed bank that provides a full array of banking, asset management and brokerage products and services to international clients, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services.

On September 30, 2006, Merrill Lynch completed an internal reorganization of its non-U.S. banking structure, when the entire business of mlib (historic) (the UK entity previously known as Merrill Lynch International Bank Limited) was transferred to MLIB after obtaining all necessary regulatory approvals and pursuant to High Court Orders granted in London and Singapore. The two entities were renamed as part of this reorganization. Following the transfer, mlib (historic) ceased to conduct business activity.
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
Merrill Lynch Japan Securities Co., Ltd. (“MLJS”) is a Japan-based broker-dealer that provides clients with a variety of financial services, including the purchase and sale of equity and fixed income securities, futures and options. MLJS also acts as an underwriter and seller of securities in both publicly registered transactions and private placements.
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
66   Merrill Lynch 2006 Annual Report

Management’s Discussion of Financial Responsibility, Disclosure Controls and Procedures, and Report on Internal Control Over Financial Reporting
Financial Responsibility
Oversight is provided by independent units within Merrill Lynch, working together to maintain Merrill Lynch’s internal control standards. Corporate Audit reports directly to the Audit Committee of the Board of Directors, providing independent appraisals of Merrill Lynch’s internal controls and compliance with established policies and procedures. Finance management establishes accounting policies and procedures, measures and monitors financial risk, and independently from the businesses prepares financial statements that fairly present the underlying transactions and events of Merrill Lynch. Independent risk groups monitor capital adequacy and liquidity management and have oversight responsibility for Merrill Lynch’s market and credit risks independent from business line management. These groups have clear authority to enforce trading and credit limits using various systems and procedures to monitor positions and risks. The Office of the General Counsel serves in a counseling and advisory role to management and the business groups. In this role, the Office of the General Counsel develops policies; works with the business in monitoring compliance with internal policies, external rules, and industry regulations; and provides legal advice, representation, execution, and transaction support to the businesses.
ML & Co. has established a Disclosure Committee to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibilities for overseeing the accuracy and timeliness of disclosures made by ML & Co. The Disclosure Committee is made up of senior representatives of Merrill Lynch’s Finance, Investor Relations, Office of the General Counsel, Treasury, Tax and independent risk groups, and is responsible for implementing and evaluating disclosure controls and procedures on an ongoing basis. The Disclosure Committee meets at least eight times a year. Meetings are held as needed to review key events and disclosures impacting the period throughout each fiscal quarter and prior to the filing of ML & Co.’s Form 10-K and 10-Q reports and proxy statement with the SEC.
The Board of Directors designated Merrill Lynch’s Guidelines for Business Conduct as the Company’s code of ethics for directors, officers and employees in performing their duties. The Guidelines set forth written standards for employee conduct with respect to conflicts of interest, disclosure obligations, compliance with applicable laws and rules and other matters. The Guidelines also set forth information and procedures for employees to report ethical or accounting concerns, misconduct or violations of the Guidelines in a confidential manner. The Board of Directors adopted Merrill Lynch’s Code of Ethics for Financial Professionals in 2003. The Code, which applies to all Merrill Lynch professionals who participate in our public disclosure process, supplements our Guidelines for Business Conduct and is designed to promote honest and ethical conduct, full, fair and accurate disclosure and compliance with applicable laws.
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
As part of their oversight role, committees of the Board supervise management in the formulation of corporate policies, procedures and controls. The Audit Committee, which consists of five independent directors, oversees Merrill Lynch’s system of internal accounting controls and the internal audit function. In addition, the Audit Committee oversees the development and implementation of risk management and compliance policies, procedures, and functions. It also reviews the annual Consolidated Financial Statements with management and Merrill Lynch’s independent registered public accounting firm, and evaluates the performance, independence and fees of our independent registered public accounting firm and the professional services it provides. The Audit Committee also has the sole authority to appoint or replace the independent registered public accounting firm.
The Finance Committee, which consists of four independent directors, reviews, recommends, and approves policies regarding financial commitments and other expenditures. It also reviews and approves certain financial commitments, acquisitions, divestitures, and proprietary investments. In addition, the Finance Committee oversees balance sheet and capital management, corporate funding policies and financing plans. It also reviews Merrill Lynch’s policies and procedures for managing exposure to market and credit risks.

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
In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 29, 2006.
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
February 26, 2007
68   Merrill Lynch 2006 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Merrill Lynch’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Merrill Lynch maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Merrill Lynch maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2006 of Merrill Lynch and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2006 for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
New York, New York
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited the accompanying consolidated balance sheets of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, in 2006 Merrill Lynch changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Merrill Lynch’s internal control over financial reporting and an unqualified opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting.
New York, New York
February 26, 2007
70   Merrill Lynch 2006 Annual Report

Consolidated Financial Statements

Consolidated Statements of Earnings

	Year Ended Last Friday in December
	2006		2005		2004
(dollars in millions, except per share amounts)	(52 weeks	)	(52 weeks	)	(53 weeks	)

Net Revenues
Principal transactions	$7,034		$3,545		$2,197
Managed accounts and other fee-based revenues	6,539		6,031		5,440
Commissions	5,952		5,219		4,720
Investment banking	4,680		3,797		3,473
Revenues from consolidated investments	570		438		346
Other	3,259		2,195		1,454

	28,034		21,225		17,630

Interest and dividend revenues	40,588		26,571		14,989
Less interest expense	35,932		21,774		10,560

Net interest profit	4,656		4,797		4,429

Gain on merger	1,969		–		–

Total Net Revenues	34,659		26,022		22,059

Non-Interest Expenses
Compensation and benefits	17,003		12,441		10,663
Communications and technology	1,844		1,608		1,461
Brokerage, clearing, and exchange fees	1,097		856		773
Occupancy and related depreciation	998		938		893
Professional fees	884		727		715
Advertising and market development	692		599		533
Expenses of consolidated investments	380		258		231
Office supplies and postage	226		210		203
Other	1,109		1,154		751

Total Non-Interest Expenses	24,233		18,791		16,223

Earnings Before Income Taxes	10,426		7,231		5,836
Income Tax Expense	2,927		2,115		1,400

Net Earnings	$7,499		$5,116		$4,436
Preferred Stock Dividends	188		70		41

Net Earnings Applicable to Common Stockholders	$7,311		$5,046		$4,395

Earnings Per Common Share
Basic	$8.42		$5.66		$4.81
Diluted	$7.59		$5.16		$4.38

Dividends Paid Per Common Share	$1.00		$0.76		$0.64

Average Shares Used in Computing Earnings Per Common Share
Basic	868.1		890.7		912.9
Diluted	963.0		977.7		1,003.8

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in millions, except per share amounts)	Dec. 29, 2006	Dec. 30, 2005

Assets
Cash and cash equivalents	$32,109	$14,586
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	13,449	11,949
Securities financing transactions
Receivables under resale agreements	178,368	163,021
Receivables under securities borrowed transactions	118,610	92,484

	296,978	255,505

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $58,966 in 2006 and $31,471 in 2005)
Equities and convertible debentures	48,527	32,933
Mortgages, mortgage-backed, and asset-backed	44,588	29,233
Corporate debt and preferred stock	32,854	27,436
Contractual agreements	31,913	26,216
Non-U.S. governments and agencies	21,075	15,157
U.S. Government and agencies	13,086	8,936
Municipals and money markets	7,243	5,694
Commodities and related contracts	4,562	3,105

	203,848	148,710

Investment securities	83,410	69,273
Securities received as collateral	24,929	16,808

Other receivables
Customers (net of allowance for doubtful accounts of $41 in 2006 and $46 in 2005)	49,427	40,451
Brokers and dealers	18,900	12,127
Interest and other	21,054	15,619

	89,381	68,197

Loans, notes, and mortgages (net of allowance for loan losses of $478 in 2006 and $406 in 2005)	73,029	66,041
Separate accounts assets	12,314	16,185
Equipment and facilities (net of accumulated depreciation and amortization of $5,213 in 2006 and $4,865 in 2005)	2,924	2,313
Goodwill and other intangible assets	2,457	6,035
Other assets	6,471	5,413

Total Assets	$841,299	$681,015

72   Merrill Lynch 2006 Annual Report

Consolidated Balance Sheets

(dollars in millions, except per share amounts)	Dec. 29, 2006	Dec. 30, 2005

Liabilities
Securities financing transactions
Payables under repurchase agreements	$222,624	$193,067
Payables under securities loaned transactions	43,492	19,335

	266,116	212,402

Short-term borrowings	18,110	8,987
Deposits	84,124	80,016
Trading liabilities, at fair value
Contractual agreements	38,311	28,755
Equities and convertible debentures	23,268	19,119
Non-U.S. governments and agencies	13,385	19,217
U.S. Government and agencies	12,510	12,478
Corporate debt and preferred stock	6,323	6,203
Commodities and related contracts	3,606	2,029
Municipals, money markets and other	1,459	1,132

	98,862	88,933

Obligation to return securities received as collateral	24,929	16,808
Other payables
Customers	49,414	35,619
Brokers and dealers	24,282	19,528
Interest and other	36,096	28,501

	109,792	83,648

Liabilities of insurance subsidiaries	2,801	2,935
Separate accounts liabilities	12,314	16,185
Long-term borrowings	181,400	132,409
Junior subordinated notes (related to trust preferred securities)	3,813	3,092

Total Liabilities	802,261	645,415

Commitments and Contingencies
Stockholders’ Equity
Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued: 2006 – 105,000 shares; 2005 – 93,000 shares)	3,145	2,673
Common Stockholders’ Equity
Shares exchangeable into common stock	39	41
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2006 –1,215,381,006 shares and 2005 – 1,148,714,008 shares)	1,620	1,531
Paid-in capital	18,919	13,320
Accumulated other comprehensive loss (net of tax)	(784)	(844)
Retained earnings	33,217	26,824

	53,011	40,872

Less: Treasury stock, at cost (2006 – 350,697,271 shares; 2005 – 233,112,271 shares)	17,118	7,945

Total Common Stockholders’ Equity	35,893	32,927

Total Stockholders’ Equity	39,038	35,600

Total Liabilities and Stockholders’ Equity	$841,299	$681,015

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended Last Friday in December
	Amounts			Shares
(dollars in millions)	2006	2005	2004	2006	2005	2004

Preferred Stock, net
Balance, beginning of year	$2,673	$630	$425	89,685	21,000	42,500
Issuances	374	2,143	630	12,000	72,000	21,000
Redemptions	–	–	(425)	–	–	(42,500)
Shares (repurchased) re-issuances	98	(100)	–	3,243	(3,315)	–

Balance, end of year	3,145	2,673	630	104,928	89,685	21,000

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	41	41	43	2,707,797	2,782,712	2,899,923
Exchanges	(2)	–	(2)	(47,871)	(74,915)	(117,211)

Balance, end of year	39	41	41	2,659,926	2,707,797	2,782,712

Common Stock
Balance, beginning of year	1,531	1,465	1,417	1,148,714,008	1,098,991,806	1,063,205,274
Shares issued to employees	89	66	48	66,666,998	49,722,202	35,786,532

Balance, end of year	1,620	1,531	1,465	1,215,381,006	1,148,714,008	1,098,991,806

Paid-in Capital
Balance, beginning of year	13,320	11,460	10,053
Employee stock plan activity	2,351	1,173	891
Amortization of employee stock grants	3,248	687	516

Balance, end of year	18,919	13,320	11,460

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(507)	(289)	(301)
Translation adjustment	77	(218)	12

Balance, end of year	(430)	(507)	(289)

Net Unrealized Gains (Losses) on Investment Securities
Available-for-Sale Securities (net of tax)
Balance, beginning of year	(181)	(91)	(111)
Net unrealized gains (losses) on available-for-sale	(15)	(156)	30
Other adjustments(1)	4	66	(10)

Balance, end of year	(192)	(181)	(91)

Deferred Gains (losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	(3)	21	11
Net deferred gains on cash flow hedges	5	(24)	10

Balance, end of year	2	(3)	21

Defined benefit pension and postretirement plans (net of tax)
Balance, beginning of year	(153)	(122)	(150)
Minimum pension liability adjustment	(76)	(31)	28
Adjustment to initially apply SFAS 158(2)	65	–	–

Balance, end of year	(164)	(153)	(122)

Balance, end of year	(784)	(844)	(481)

Retained Earnings
Balance, beginning of year	26,824	22,485	18,692
Net earnings	7,499	5,116	4,436
Preferred stock dividends declared	(188)	(70)	(41)
Common stock dividends declared	(918)	(707)	(602)

Balance, end of year	33,217	26,824	22,485

Treasury Stock, at cost
Balance, beginning of year	(7,945)	(4,230)	(1,195)	(233,112,271)	(170,955,057)	(117,294,392)
Shares repurchased	(9,088)	(3,700)	(2,968)	(116,610,876)	(63,068,200)	(54,029,600)
Shares issued to (reacquired from) employees(3)	(89)	(18)	(74)	(1,021,995)	836,071	251,724
Share exchanges	4	3	7	47,871	74,915	117,211

Balance, end of year	(17,118)	(7,945)	(4,230)	(350,697,271)	(233,112,271)	(170,955,057)

Total Common Stockholders’ Equity	35,893	32,927	30,740

Total Stockholders’ Equity	$39,038	$35,600	$31,370

(1)	Other adjustments relate to policyholder liabilities, deferred policy acquisition costs, and income taxes.
(2)	For the initial year of application, the adjustment is not reflected on the Statement of Comprehensive Income.
(3)	Share amounts are net of reacquisitions from employees of 6,622,887 shares, 4,360,607 shares and 4,982,481 shares in 2006, 2005 and 2004, respectively.
See Notes to Consolidated Financial Statements
74   Merrill Lynch 2006 Annual Report

Consolidated Statements of Comprehensive Income

	Year Ended Last Friday in December
(dollars in millions)	2006	2005	2004

Net Earnings	$7,499	$5,116	$4,436
Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(366)	129	(359)
Income tax (expense) benefit	443	(347)	371

Total	77	(218)	12

Net unrealized gains (losses) on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	(16)	184	365
Reclassification adjustment for realized (gains) losses included in net earnings	1	(340)	(335)

Net unrealized gains (losses) on investment securities available-for-sale	(15)	(156)	30

Adjustments for:
Policyholder liabilities	1	12	19
Deferred policy acquisition costs	–	(2)	–
Income tax (expense) benefit	3	56	(29)

Total	(11)	(90)	20

Deferred gains (losses) on cash flow hedges:
Deferred gains (losses) on cash flow hedges	9	(2)	(7)
Reclassification adjustment for realized losses (gains) included in net earnings	(2)	(23)	10
Income tax (expense) benefit	(2)	1	7

Total	5	(24)	10

Defined benefit pension and postretirement plans:
Minimum pension liability adjustment	(110)	(46)	38
Income tax (expense) benefit	34	15	(10)

Total	(76)	(31)	28

Total Other Comprehensive Income (Loss)	(5)	(363)	70

Comprehensive Income	$7,494	$4,753	$4,506

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended Last Friday in December
(dollars in millions)	2006	2005	2004

Cash flows from operating activities
Net earnings	$7,499	$5,116	$4,436
Non-cash items included in earnings:
Gain on merger	(1,969)	–	–
Depreciation and amortization	523	473	506
Share-based compensation expense	3,156	1,003	876
Deferred taxes	(360)	232	2
Policyholder reserves	123	129	144
Undistributed earnings from equity investments	(421)	(417)	(400)
Other	922	888	23
Changes in operating assets and liabilities:
Trading assets	(55,392)	25,902	(46,918)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(1,019)	3,259	(5,466)
Receivables under resale agreements	(15,346)	(84,166)	(17,835)
Receivables under securities borrowed transactions	(26,126)	2,014	(38,426)
Customer receivables	(9,562)	(2,217)	(7,041)
Brokers and dealers receivables	(6,825)	(19)	(4,768)
Proceeds from loans, notes, and mortgages held for sale	41,317	31,255	29,399
Other changes in loans, notes, and mortgages held for sale	(47,670)	(34,554)	(30,731)
Trading liabilities	(6,097)	(17,007)	14,447
Payables under repurchase agreements	29,557	44,386	58,846
Payables under securities loaned transactions	24,157	(2,901)	11,155
Customer payables	13,795	1,238	12,141
Brokers and dealers payables	4,791	(605)	1,024
Other, net	5,533	(2,889)	2,962

Cash used for operating activities	(39,414)	(28,880)	(15,624)

Cash flows from investing activities
Proceeds from (payments for):
Maturities of available-for-sale securities	13,222	25,452	26,602
Sales of available-for-sale securities	16,176	36,574	27,983
Purchases of available-for-sale securities	(31,357)	(51,283)	(54,498)
Sales and maturities of held-to-maturity securities	18	16	37
Purchases of held-to-maturity securities	(15)	–	(4)
Loans, notes, and mortgages held for investment	(681)	(9,678)	(902)
Transfer of cash balances related to merger	(651)	–	–
Other investments and other assets	(6,546)	(1,442)	(1,854)
Equipment and facilities, net	(1,174)	(278)	(402)

Cash used for investing activities	(11,008)	(639)	(3,038)

Cash flows from financing activities
Proceeds from (payments for):
Short-term borrowings	9,123	(154)	(1,670)
Deposits	4,108	270	289
Issuance and resale of long-term borrowings	87,814	49,703	50,535
Settlement and repurchase of long-term borrowings	(42,545)	(31,195)	(23,231)
Derivative financing transactions	16,259	6,347	6,642
Issuance of common stock	1,838	858	589
Issuance of preferred stock, net	472	2,043	205
Common stock repurchases	(9,088)	(3,700)	(2,968)
Other common stock transactions	539	(80)	41
Excess tax benefits related to stock-based compensation	531	–	–
Dividends	(1,106)	(777)	(643)

Cash provided by financing activities	67,945	23,315	29,789

Increase (decrease) in cash and cash equivalents	17,523	(6,204)	11,127
Cash and cash equivalents, beginning of year	14,586	20,790	9,663

Cash and cash equivalents, end of year	$32,109	$14,586	$20,790

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,638	$1,443	$661
Interest	35,685	21,519	10,345

Non-cash investing and financing activities:
The investment recorded in connection with the merger of the MLIM business with BlackRock (See Note 2) totaled $7.7 billion. The book value of net asset transfers, derecognition of goodwill and other adjustments totaled $4.9 billion.
See Notes to Consolidated Financial Statements.
76   Merrill Lynch 2006 Annual Report

Notes to Consolidated Financial Statements
NOTE 1     Summary of Significant Accounting Policies
Description of Business
Merrill Lynch & Co., Inc. (“ML & Co.”) and together with its subsidiaries, (“Merrill Lynch”, “we”, “our”, or “us”) provide investment, financing, insurance, and related services to individuals and institutions on a global basis through its broker, dealer, banking, insurance, and other financial services subsidiaries. Its principal subsidiaries include:
▪	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;

▪	Merrill Lynch International (“MLI”), a U.K.-based broker-dealer in securities and dealer in equity and credit derivatives;

▪	Merrill Lynch Government Securities Inc. (“MLGSI”), a U.S.-based dealer in U.S. Government securities;

▪	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, credit derivatives and commodities;

▪	Merrill Lynch Bank USA (“MLBUSA”), a U.S.-based, state chartered, Federal Deposit Insurance Corporation (“FDIC”)-insured depository institution;

▪	Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), a U.S.-based, federally chartered, FDIC-insured depository institution;

▪	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;

▪	Merrill Lynch Mortgage Capital, Inc., a U.S.-based dealer in syndicated commercial loans;

▪	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;

▪	Merrill Lynch Life Insurance Company (“MLLIC”), a U.S.-based provider of annuity products;

▪	ML Life Insurance Company of New York (“ML Life”), a U.S.-based provider of annuity products;

▪	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and

▪	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.
Services provided to clients by Merrill Lynch and other activities include:
▪	Securities brokerage, trading and underwriting;

▪	Investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;

▪	Wealth management products and services, including financial, retirement and generational planning;

▪	Investment management and advisory and related record-keeping services;

▪	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;

▪	Securities clearance, settlement financing services and prime brokerage;

▪	Private equity and other principal investing activities;

▪	Proprietary trading of securities, derivatives and loans;

▪	Banking, trust, and lending services, including deposit-taking, consumer and commercial lending, including mortgage loans, and related services;

▪	Insurance and annuities sales; and

▪
Research across the following disciplines: global fundamental equity research, global fixed income and equity-linked research, global economics and foreign exchange research and global investment strategy.

Basis of Presentation
The Consolidated Financial Statements include the accounts of Merrill Lynch and its subsidiaries. The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated.
The Consolidated Financial Statements are presented in U.S. dollars. Many non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar, often the currency of the country in which a subsidiary is domiciled. Subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts in a subsidiary’s functional currency and related hedging, net of related tax effects, are reported in stockholders’ equity as a component of accumulated other comprehensive loss. All other translation adjustments are included in earnings. Merrill Lynch uses derivatives to manage the currency exposure arising from activities in non-U.S. subsidiaries. See the Derivatives section for additional information on accounting for derivatives.

During the second quarter of 2006, Merrill Lynch began reporting cash flows from loans held for sale as operating activities, whereas in prior periods, these cash flows were classified as investing activities. Merrill Lynch corrected the previously presented cash flows for these loans to conform to U.S. Generally Accepted Accounting Principles. All prior period amounts have been restated to conform to this presentation.
During the fourth quarter of 2006, Merrill Lynch began reporting its master note program borrowings as secured short-term borrowings, whereas in prior periods, these borrowings were classified as payables under repurchase agreements. The impact on the December 30, 2005 balance sheet was $5.1 billion. In addition, Merrill Lynch has restated all prior period cash flows to conform to this presentation.
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
Consolidation Accounting Policies
The Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest. In certain cases, Merrill Lynch subsidiaries may also be consolidated based on a risks and rewards approach. Merrill Lynch does not consolidate those special purpose entities that meet the criteria of a qualified special purpose entity (“QSPE”).
Merrill Lynch determines whether it is required to consolidate an entity by first evaluating whether the entity qualifies as a voting rights entity (“VRE”), a variable interest entity (“VIE”), or a QSPE.
VREs — In accordance with the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), VREs consolidated by Merrill Lynch have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS No. 94”), Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, Merrill Lynch applies the guidance in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, where Merrill Lynch has significant influence over the investee, which can be evidenced by a significant ownership interest (i.e., generally defined as ownership and voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.
VIEs — Those entities that do not meet the criteria of a VRE as defined in FIN 46R are generally analyzed for consolidation as VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the expected returns and/or the expected losses of the entity as required by FIN 46R. As discussed in the Use of Estimates section, Merrill Lynch relies on a quantitative and/or qualitative analysis, including an analysis of the purpose of the design of the entity, to determine whether it is the primary beneficiary of the VIE and therefore must consolidate the entity.
QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets they may hold, the derivatives that they can enter into and the level of discretion they may exercise through servicing activities. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and FIN 46R, Merrill Lynch does not consolidate QSPEs.
78     Merrill Lynch 2006 Annual Report

Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates regarding:
▪	Valuations of assets and liabilities requiring fair value estimates including:
▪	Trading inventory and investment securities;

▪	Private equity and principal investments;

▪	Loans and allowance for loan losses;
▪	The outcome of litigation;

▪	The realization of deferred taxes and tax reserves;

▪	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of special purpose entities;

▪	The carrying amount of goodwill and other intangible assets;

▪	The amortization period of intangible assets with definite lives;

▪	Valuation of share-based payment compensation arrangements;

▪	Insurance reserves and recovery of insurance deferred acquisition costs; and

▪	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.
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
Restricted Investments
Merrill Lynch holds investments that may have quoted market prices but that are subject to restrictions (e.g., requires consent of the issuer or other investors to sell) that may limit Merrill Lynch’s ability to realize the quoted market price. Restricted investments may be recorded in either trading assets or investment securities. Merrill Lynch estimates the fair value of these securities taking into account the restrictions, which may result in a fair value for a security that is less than its quoted market price.
Private Equity Investments
Certain private equity investments are held at fair value. Private equity investments that have defined exit strategies and are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”) and carried at fair value. Investments are initially carried at original cost, and are adjusted when changes in the underlying fair values are readily ascertainable, generally based on specific events (for example recapitalizations and initial public offerings (“IPOs”)), or expected cash flows and market comparables of similar companies.
Loans and Allowance for Loan Losses
Certain loans held by Merrill Lynch are carried at fair value or lower of cost or market (“LOCOM”), and estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using market price quotations or previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics. For Merrill Lynch’s variable-rate loan receivables, carrying value approximates fair value.
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
Income Taxes
Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109 Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Merrill Lynch assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized as discussed in SFAS No. 109, Accounting for Income Taxes. See Note 15 to the Consolidated Financial Statements for further discussion of income taxes.
ML & Co. and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Certain other Merrill Lynch entities file tax returns in their local jurisdictions.
80     Merrill Lynch 2006 Annual Report

Variable Interest Entities
In the normal course of business, Merrill Lynch enters into a variety of transactions with VIEs. The applicable accounting guidance requires Merrill Lynch to perform a qualitative and/or quantitative analysis of a VIE to determine whether it is the primary beneficiary of the VIE and therefore must consolidate the VIE. In performing this analysis, Merrill Lynch makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. It should also be noted that although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is not required. If a VIE meets the conditions to be considered a QSPE, it is not required to be consolidated by Merrill Lynch. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.
Goodwill and Other Intangibles
Merrill Lynch makes certain subjective and complex judgments with respect to its goodwill and other intangible assets. These include assumptions and estimates used to determine the fair value of its reporting units. Reporting unit fair value is measured based on the market approach, using market-multiple analyses. Merrill Lynch also makes assumptions and estimates in valuing its intangible assets and determining the useful lives of its intangible assets with definite lives.
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
Fair Value
At December 29, 2006, $774 billion, or 92%, of Merrill Lynch’s total assets and $775 billion, or 97%, of Merrill Lynch’s total liabilities were carried at fair value or at amounts that approximate fair value. At December 30, 2005, $613 billion, or 90%, of Merrill Lynch’s total assets and $622 billion, or 96%, of Merrill Lynch’s total liabilities were carried at fair value or at amounts that approximate such values. Financial instruments that are carried at fair value include cash and cash equivalents, cash and securities segregated for regulatory purposes or deposited with clearing organizations, trading assets and liabilities, securities received as collateral and obligations to return securities received as collateral, available-for-sale and trading securities included in investment securities, certain private equity investments, certain investments of insurance subsidiaries and certain other investments.
Financial instruments recorded at amounts that approximate fair value include receivables under resale agreements, receivables under securities borrowed transactions, other receivables, payables under repurchase agreements, payables under securities loaned transactions, commercial paper and other short-term borrowings, deposits, other payables, and certain long-term borrowings. The fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of many of these instruments and/or their variable interest rates.
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
Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees.

In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements.
Commissions revenues includes commissions, mutual fund distribution fees and contingent deferred sales charge revenue, which are all accrued as earned. Commissions revenues also includes mutual fund redemption fees, which are recognized at the time of redemption. Commissions revenues earned from certain customer equity transactions are recorded net of related brokerage, clearing and exchange fees.
Investment banking revenues include underwriting revenues and fees for merger and acquisition advisory services, which are accrued when services for the transactions are substantially completed. Transaction-related expenses are deferred to match revenue recognition. Investment banking and advisory services revenues are presented net of transaction-related expenses.
Revenues from consolidated investments and expenses of consolidated investments are related to investments that are consolidated under SFAS No. 94 and FIN 46R. Expenses of consolidated investments primarily consist of minority interest expense and are part of Merrill Lynch’s private equity and principal investment activities.
Other revenues include fair value adjustments to Merrill Lynch’s private equity investments, earnings from investments accounted for using the equity method and other miscellaneous revenues.
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
82     Merrill Lynch 2006 Annual Report

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
Derivatives
A derivative is an instrument whose value is derived from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures. See Note 6 to the Consolidated Financial Statements for further information.
Accounting for Derivatives and Hedging Activities
SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement.
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
Merrill Lynch also enters into derivatives in order to manage its risk exposures arising from assets and liabilities not carried at fair value as follows:
1.
Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

▪	Convert fixed-rate interest payments into variable payments

▪	Change the underlying interest rate basis or reset frequency

▪	Change the settlement currency of a debt instrument.
2.	Merrill Lynch enters into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios.

3.	Merrill Lynch enters into fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities.

4.
Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures and forwards to manage the price risk of certain commodity inventory.
Derivatives entered into by Merrill Lynch to hedge its funding, marketable investment securities and net investments in foreign subsidiaries are reported at fair value in other assets or interest and other payables on the Consolidated Balance Sheets. Derivatives used to hedge commodity inventory are included in trading assets and trading liabilities on the Consolidated Balance Sheets.
Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated, on the date they are entered into, as one of the following:
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
The majority of deferred net gains (losses) on derivative instruments designated as cash flow hedges that were in accumulated other comprehensive loss at December 29, 2006 are expected to be reclassified into earnings over the next three years. The amount of ineffectiveness related to these hedges reported in earnings was not material for all periods presented.
For the years ended 2006 and 2005, respectively, $1.1 billion and $731 million of net losses related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in accumulated other comprehensive loss on the Consolidated Balance Sheets. These amounts were substantially offset by net gains on the hedged investments.
Changes in the fair value of derivatives that are economically used to hedge non-trading assets and liabilities, but that do not meet the criteria in SFAS No. 133 to qualify as an accounting hedge, are reported in current period earnings as either principal transactions revenues, other revenues or expenses, or interest revenues or expenses, depending on the nature of the transaction.
Embedded Derivatives
Merrill Lynch issues debt whose coupons or repayment terms are linked to the performance of debt or equity securities, indices or currencies. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” These debt instruments are assessed to determine if the embedded derivative requires separate reporting and accounting, and if so, the
84     Merrill Lynch 2006 Annual Report

embedded derivative is accounted for at fair value and reported in long-term borrowings on the Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the embedded derivative and related economic hedges are reported in principal transactions revenues. Separating an embedded derivative from its host contract requires careful analysis, judgment, and an understanding of the terms and conditions of the instrument.
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
Derivatives that Contain a Significant Financing Element
In the ordinary course of trading activities, Merrill Lynch enters into certain transactions that are documented as derivatives where a significant cash investment is made by one party. These transactions can be in the form of simple interest rate swaps where the fixed leg is prepaid or may be in the form of equity-linked or credit-linked transactions where the initial investment equals the notional amount of the derivative. Certain derivative instruments entered into or modified after June 30, 2003 that contain a significant financing element at inception and where Merrill Lynch is deemed to be the borrower, are included in financing activities in the Consolidated Statements of Cash Flows. Prior to July 1, 2003, the activity associated with such derivative instruments was included in operating activities in the Consolidated Statements of Cash Flows. In addition, the cash flows from all other derivative transactions that do not contain a significant financing element at inception are included in operating activities.
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
Debt and marketable equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on these securities are reported in stockholders’ equity as a component of accumulated other comprehensive loss, net of income taxes and other related items. However, to the extent that Merrill Lynch enters into interest rate swaps to hedge the interest rate exposure of certain available-for-sale investment securities, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the investment security, are recorded in current period earnings as interest revenue or expense (Refer to the Derivatives section for additional information). Any unrealized losses deemed other-than-temporary are included in current period earnings.
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
Security investments of insurance subsidiaries are classified as available-for-sale and recorded at fair value. These investments support Merrill Lynch’s in-force, universal life-type contracts. Merrill Lynch records adjustments to policyholder account balances which equals the gain or loss that would have been recorded if those available-for-sale investments had been sold at their estimated fair values and the proceeds reinvested at current yields. The corresponding credits or charges for these adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss, net of applicable income taxes.
Certain variable costs related to the sale or acquisition of new and renewal insurance contracts have been deferred, to the extent deemed recoverable, and amortized over the estimated lives of the contracts in proportion to the estimated gross profit for each group of contracts.

Other Investments
Other investments include private equity investments, which are accounted for at fair value in accordance with the Investment Company Guide.
Merrill Lynch has minority investments in the common shares of corporations and in partnerships that do not fall within the scope of SFAS No. 115 or the Investment Company Guide. Where the investments are strategic in nature, Merrill Lynch will account for the investments using either the cost or the equity method of accounting based on management’s ability to influence the investees (See Consolidation Accounting Policies section for more information).
For investments accounted for using the equity method, income is recognized based on Merrill Lynch’s share of the earnings (or losses) of the investee. Dividend distributions are recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in FASB Staff Position SFAS No. 115, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP SFAS No. 115”), and the investment would be reduced when an impairment is deemed other than temporary.
For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in FSP SFAS No. 115, and the cost basis would be reduced when an impairment is deemed other than temporary.
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
Loans held for investment purposes include:
▪	commercial loans (includes small- and middle-market business loans);

▪	certain consumer loans; and

▪	certain residential mortgage loans.
These loans are carried at their principal amount outstanding. An allowance for loan losses is established through provisions that are based on management’s estimate of probable incurred losses. Loans are charged off against the allowance for loan losses when management determines that the loan is uncollectible. The loan loss provision related to loans held for investment is included in interest revenue in the Consolidated Statements of Earnings. In general, loans are evaluated for impairment when they are greater than 90 days past due or exhibit credit quality weakness. Loans are considered impaired when it is probable that Merrill Lynch will not be able to collect the contractual principal and interest due from the borrower. All payments received on impaired loans are applied to principal until the principal
86     Merrill Lynch 2006 Annual Report

balance has been reduced to a level where collection of the remaining recorded investment is not in doubt. Typically, when collection of principal on an impaired loan is not in doubt, contractual interest will be credited to interest income when received.
Loans held for sale include:
▪	commercial loans that are in the process of being syndicated;

▪	certain purchased automobile loans; and

▪	certain residential mortgage loans which are typically sold via securitization.
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
Included in the occupancy and related depreciation expense category was depreciation and amortization of $219 million, $200 million, and $198 million in 2006, 2005, and 2004, respectively. Depreciation and amortization recognized in the communications and technology expense category was $304 million, $273 million, and $308 million for 2006, 2005, and 2004, respectively.
Qualifying costs incurred in the development of internal-use software are capitalized when costs exceed $5 million and are amortized over the useful life of the developed software, generally not exceeding three years.
Goodwill
Goodwill is tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets". Merrill Lynch has reviewed its goodwill and determined that there was no impairment related to any period presented.
Goodwill at December 29, 2006 was $2,209 million compared to $5,803 million at December 30, 2005. The majority of the goodwill balance at December 29, 2006 and December 30, 2005, related to the Global Markets and Investment Banking (“GMI”) business and the Merrill Lynch Investment Managers (“MLIM”) business, respectively. The decrease in goodwill during 2006 was primarily due to the merger of the MLIM business with BlackRock for which goodwill associated with the MLIM business was derecognized. The decrease in goodwill was partially offset by an increase in the ownership of a joint venture related to the GMI business segment and other acquisitions.
Goodwill at December 30, 2005 was $5,803 million compared to $6,035 million at December 31, 2004. The majority of the goodwill balance at December 30, 2005 and December 31, 2004 related to the MLIM business. The decrease in goodwill during 2005 was primarily due to the translation impact of changes in foreign exchange rates. The decrease was partially offset by an increase in goodwill related to the acquisition of The Advest Group, Inc. (“Advest”) within the Global Wealth Management (“GWM”) segment.

Accumulated amortization of goodwill amounted to $314 million and $1,040 million at year-end 2006 and 2005, respectively.
Intangible Assets
Intangible assets are tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets". Intangible assets with definite useful lives are amortized over their respective estimated useful lives.
Intangible assets, net of accumulated amortization, were $248 million and $232 million at December 29, 2006 and December 30, 2005, respectively. Accumulated amortization of other intangible assets amounted to $70 million and $36 million at year-end 2006 and 2005, respectively.
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
Short- and Long-Term Borrowings
Merrill Lynch’s general-purpose funding is principally obtained from medium-term and long-term borrowings. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair-value hedges.
Merrill Lynch is an issuer of debt whose coupons or repayment terms are linked to the performance of debt or equity securities, indices, currencies or commodities. These debt instruments must be separated into a debt host and an embedded derivative if the derivative is not considered clearly and closely related under the criteria established in SFAS No. 133. Embedded derivatives are recorded at fair value and changes in fair value are reflected in earnings. Beginning in 2004, in accordance with SEC guidance, Merrill Lynch amortizes any observable upfront profit associated with the embedded derivative into income as a yield adjustment over the life of the related debt instrument or certificate of deposit. This resulted in deferred revenue, net of related amortization, of $218 million and $126 million for the years ended December 29, 2006 and December 30, 2005, respectively. See the Embedded Derivatives section above for additional information.
Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See the Derivatives section for additional information on accounting policy for derivatives.
Deposits
Savings deposits are interest-bearing accounts that have no maturity or expiration date, whereby the depositor is not required by the deposit contract, but may at any time be required by the depository institution, to give written notice of an intended withdrawal not less than seven days before withdrawal is made. Time deposits are accounts that have a stipulated maturity and interest rate. Depositors holding time deposits may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these time deposits. See the Derivatives section for additional information.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). We intend to early adopt SFAS No. 159 as of the first quarter of fiscal 2007 and are currently assessing the impact of adoption on the Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by the Emerging Issues Task Force on Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that prohibits recognition of day one gains or losses on derivative transactions where
88     Merrill Lynch 2006 Annual Report

model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of the adoption. We intend to early adopt SFAS No. 157 as of the first quarter of fiscal 2007 and do not expect the adoption to have a material impact on the Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income (loss), net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. See Note 13 to the Consolidated Financial Statements for further information regarding the incremental effect of applying this provision. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently assessing the impact of adoption of this provision of SFAS No. 158 on the Consolidated Financial Statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under SAB No. 108. Adoption of SAB No. 108 did not have a material impact on the Consolidated Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in the first quarter of 2007. We do not expect the impact of adoption of FIN 48 to be material on the opening balance of retained earnings.
In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The FSP requires that the variability to be included when applying FIN 46R be based on a “by-design” approach and should consider what risks the variable interest entity was designed to create. We adopted the FSP beginning in the third quarter of 2006 for all new entities with which we became involved. We will apply the provisions of the FSP to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs as defined under paragraph 7 of FIN 46R. The adoption of the FSP during the third quarter did not have a material impact on the Consolidated Financial Statements.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. We will adopt SFAS No. 156 beginning in the first quarter of 2007. We do not expect the impact of adopting SFAS No. 156 to have a material impact on the Consolidated Financial Statements.
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments will be recognized as a cumulative-effect adjustment to beginning retained earnings. We will adopt SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. As a result, there will be no cumulative-effect adjustment on our Consolidated Financial Statements upon adoption of the standard.
During the first quarter of 2006, we adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.
Prior to the adoption of SFAS No. 123R, we had recognized expense for share-based compensation over the vesting period stipulated in the grant for all employees. This included those who had satisfied retirement eligibility criteria but were subject to a non-compete agreement that applied from the date of retirement through each applicable vesting period. Previously, we had accelerated any unrecognized compensation cost for such awards if a retirement-eligible employee left Merrill Lynch. However, because SFAS No. 123R applies only to awards granted or modified in 2006, expenses for share-based awards granted prior to 2006 to employees who were retirement-eligible with respect to those awards must continue to be amortized over the stated vesting period.
In addition, beginning with performance year 2006, for which we granted stock awards in January 2007, we accrued the expense for future awards granted to retirement-eligible employees over the award performance year instead of recognizing the entire expense related to the award on the grant date. Compensation expense for 2006 performance year and all future stock awards granted to employees not eligible for retirement with respect to those awards will be recognized over the applicable vesting period.
SFAS No. 123R also requires expected forfeitures of share-based compensation awards for non-retirement-eligible employees to be included in determining compensation expense. Prior to the adoption of SFAS No. 123R, any benefits of employee forfeitures of such awards were recorded as a reduction of compensation expense when the employee left Merrill Lynch and forfeited the award. In the first quarter of 2006, we recorded a benefit based on expected forfeitures which was not material to the results of operations for the quarter.
The adoption of SFAS No. 123R resulted in a first quarter charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis.
The adoption of SFAS No. 123R, combined with other business and competitive considerations, prompted us to undertake a comprehensive review of our stock-based incentive compensation awards, including vesting schedules and retirement eligibility requirements, examining their impact to both Merrill Lynch and its employees. Upon the completion of this review, the Management Development and Compensation Committee of Merrill Lynch’s Board of Directors determined that to fulfill the objective of retaining high quality personnel, future stock grants should contain more stringent retirement provisions. These provisions include a combination of increased age and length of service requirements. While the stock awards of employees who retire continue to vest, retired employees are subject to continued compliance with the strict non-compete provisions of those awards. To facilitate transition to the more stringent future requirements, the terms of most outstanding stock awards previously granted to employees, including certain executive officers, were modified, effective March 31, 2006, to permit employees to be immediately eligible for retirement with respect to those earlier awards. While we modified the retirement-related provisions of the previous stock awards, the vesting and non-compete provisions for those awards remain in force.
Since the provisions of SFAS No. 123R apply to awards modified in 2006, these modifications required us to record additional one-time compensation expense in the first quarter of 2006 for the remaining unamortized amount of all awards to employees who had not previously been retirement-eligible under the original provisions of those awards.
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
Prior to the adoption of SFAS No. 123R, we presented the cash flows related to income tax deductions in excess of the compensation expense recognized on share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows
90     Merrill Lynch 2006 Annual Report

from financing activities. The excess tax benefits of $283 million related to total share-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if we had not adopted SFAS No. 123R.
As a result of adopting SFAS No. 123R, approximately $600 million of liabilities associated with the Financial Advisor Capital Accumulation Award Plan (“FACAAP”) were reclassified to stockholders’ equity. In addition, as a result of adopting SFAS No. 123R, the unamortized portion of employee stock grants, which was previously reported as a separate component of stockholders’ equity on the Consolidated Balance Sheets, has been reclassified to Paid-in Capital. Refer to Note 14 to the Consolidated Financial Statements for additional information.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective beginning in the third quarter of 2005 for all new limited partnership agreements and any limited partnership agreements that were modified. For those partnership agreements that existed at the date EITF 04-5 was issued, the guidance became effective in the first quarter of 2006. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high loan-to-value (“LTV”) ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. We adopted the provisions of this guidance in the fourth quarter of 2005. See Note 8 to the Consolidated Financial Statements for this disclosure.
NOTE 2     BlackRock Merger
On September 29, 2006, Merrill Lynch completed the merger of its Merrill Lynch Investment Managers (“MLIM”) business with BlackRock, Inc. (“BlackRock”) (the “BlackRock merger”). In connection with the BlackRock merger, Merrill Lynch received 65 million BlackRock common and preferred shares and owns a 45% voting interest and approximately half of the economic interest of the combined company. At the completion of the BlackRock merger, Merrill Lynch recognized a pre-tax gain of $2.0 billion, along with related non-interest expenses of $202 million for a total after-tax net benefit of $1.1 billion. Merrill Lynch’s initial investment in BlackRock as of September 29, 2006 was $7.7 billion and is included in investment securities on the Consolidated Balance Sheet and in the Global Wealth Management (“GWM”) segment at December 29, 2006. Additionally, in connection with the BlackRock merger, the goodwill associated with the MLIM business was derecognized on the Consolidated Balance Sheet as of September 29, 2006. Merrill Lynch accounts for its investment in BlackRock under the equity method of accounting and records its share of BlackRock’s earnings, net of expenses and taxes, in other revenues on the Consolidated Statement of Earnings. The results of operations and cash flows associated with the MLIM business for the first nine months of 2006 are included in Merrill Lynch’s Consolidated Statement of Earnings and Consolidated Statement of Cash Flows, respectively.
NOTE 3     Segment and Geographic Information
Segment Information
Since the fourth quarter of 2006, Merrill Lynch’s business segment reporting reflects the management reporting lines established after the BlackRock merger (see Note 2), as well as the economic and long-term financial performance characteristics of the underlying businesses. Merrill Lynch has restated prior period segment information to conform to the current period presentation.
Prior to the fourth quarter of 2006, Merrill Lynch reported its business activities in three operating segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. Accordingly, a new business segment, GWM, was created, consisting of GPC and Global Investment Management (“GIM”). GMI continues to provide full service global markets and origination capabilities, products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for clients. GPC services include specialized brokerage, advisory, banking, trust, insurance, and retirement services. GIM creates and manages investment products, including creating and managing hedge fund and other alternative investment products for GPC clients, which had formerly been included within GPC; and records Merrill Lynch’s share of net earnings from its ownership positions in other investment management companies, including its investment in BlackRock. Apart from the new investment in BlackRock, earnings from such ownership positions in other investment management companies were previously reported in GMI.
The principal methodologies used in preparing the segment results in the table that follows are:
▪	Revenues and expenses are assigned to segments where directly attributable;

▪
Principal transactions, net interest and investment banking revenues and related costs resulting from the client activities of GWM are allocated among GMI and GWM based on production credits, share counts, trade counts, and other measures which estimate relative value;

▪	Through the third quarter of 2006, MLIM received a net advisory fee from GWM relating to certain MLIM-branded products offered through GWM’s 401(k) product offering;

▪
Through the third quarter of 2006, revenues and expenses related to mutual fund shares bearing a contingent deferred sales charge were reflected in segment results as if MLIM and GWM were unrelated entities;

▪	Interest (cost of carry) is allocated by charging each segment based on its capital usage and Merrill Lynch’s blended cost of capital;

▪	Acquisition financing costs and other corporate interest are included in the Corporate items because management excludes these items from segment operating results in evaluating segment performance;

▪
Merrill Lynch has revenue and expense sharing agreements for joint activities between segments, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities; and

▪	Residual expenses (i.e., those related to overhead and support units) are attributed to segments based on specific methodologies (e.g., headcount, square footage, intersegment agreements).
Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to the consolidated net revenues and pre-tax earnings, and represents information that is relied upon by management in its decision-making processes:

(dollars in millions)	GMI	GWM	MLIM	Corporate		Total

2006(4)(5)
Non-interest revenues	$16,167	$9,959	$1,867	$2,010	(1)	$30,003
Net interest profit(3)	2,750	2,148	33	(275)	(2)	4,656

Net revenues	18,917	12,107	1,900	1,735		34,659
Non-interest expenses	13,166	9,660	1,263	144	(1)	24,233

Pre-tax earnings	$5,751	$2,447	$637	$1,591		$10,426

Year-end total assets	$745,692	$92,660	$–	$2,947		$841,299

2005
Non-interest revenues	$10,295	$9,112	$1,780	$38		$21,225
Net interest profit(3)	3,549	1,690	27	(469	)(2)	4,797

Net revenues	13,844	10,802	1,807	(431)		26,022
Non-interest expenses	8,854	8,587	1,221	129		18,791

Pre-tax earnings (loss)	$4,990	$2,215	$586	$(560)		$7,231

Year-end total assets	$590,054	$76,908	$7,470	$6,583		$681,015

2004
Non-interest revenues	$7,519	$8,547	$1,567	$(3)		$17,630
Net interest profit(3)	3,544	1,280	13	(408	)(2)	4,429

Net revenues	11,063	9,827	1,580	(411)		22,059
Non-interest expenses	7,194	7,954	1,120	(45)		16,223

Pre-tax earnings (loss)	$3,869	$1,873	$460	$(366)		$5,836

Year-end total assets	$537,124	$74,849	$9,415	$6,710		$628,098

(1)	Corporate’s 2006 results include $2.0 billion of non-interest revenues (gain on merger) and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(2)	Includes the impact of junior subordinated notes (related to trust preferred securities) and other corporate items.
(3)	Management views interest income net of interest expense in evaluating results.
(4)
2006 results include the impact of the $1.8 billion, pre-tax, one-time compensation expenses incurred in the first quarter of 2006. These one-time compensation expenses were recorded as follows: $1.4 billion to GMI, $281 million to GWM and $109 million to MLIM; refer to Note 1 to the Consolidated Financial Statements for further information.

(5)	MLIM’s 2006 results include revenues and earnings for the first nine months of 2006 prior to the BlackRock merger.
Geographic Information
Merrill Lynch operates in both U.S. and non-U.S. markets. Merrill Lynch’s non-U.S. business activities are conducted through offices in four regions:
▪	Europe, Middle East, and Africa;

▪	Pacific Rim;
92     Merrill Lynch 2006 Annual Report

▪	Latin America; and

▪	Canada.
The principal methodologies used in preparing the geographic data below are as follows:
▪	Revenue and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense;

▪	Pre-tax earnings include the allocation of certain shared expenses among regions; and

▪	Intercompany transfers are based primarily on service agreements.
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings:

(dollars in millions)	2006	2005	2004

Net revenues
Europe, Middle East, and Africa	$6,967	$4,770	$3,406
Pacific Rim	3,691	2,680	2,367
Latin America	1,020	839	656
Canada	378	229	251

Total Non-U.S.	12,056	8,518	6,680
United States(1)	22,603	17,504	15,379

Total net revenues	$34,659	$26,022	$22,059

Pre-tax earnings(2)
Europe, Middle East, and Africa	$2,065	$1,319	$650
Pacific Rim	1,242	964	906
Latin America	390	344	203
Canada	175	46	82

Total Non-U.S.	3,872	2,673	1,841
United States(1)	6,554	4,558	3,995

Total pre-tax earnings	$10,426	$7,231	$5,836

(1)	United States 2006 net revenues and pre-tax earnings include $2.0 billion of revenues (gain on merger) and $202 million of expenses related to the closing of the BlackRock merger.
(2)
2006 pre-tax earnings include the impact of the $1.8 billion of one-time compensation expenses incurred in the first quarter of 2006. These costs have been allocated to each of the regions, accordingly. Refer to Note 1 to the Consolidated Financial Statements for further information.

NOTE 4     Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 29, 2006 and December 30, 2005, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $634 billion and $538 billion, respectively, and the fair value of the portion that has been sold or repledged was $497 billion and $402 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At December 29, 2006 and December 30, 2005, the fair value of collateral used for this purpose was $19.3 billion, and $15.5 billion, respectively.
Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at year-end 2006 and 2005 are as follows:

(dollars in millions)	2006	2005

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$34,475	$21,664
U.S. Government and agencies	12,068	6,711
Corporate debt and preferred stock	11,454	10,394
Equities and convertible debentures	4,812	4,019
Non-U.S. Governments and agencies	4,810	3,353
Municipals and money markets	975	100

Total	$68,594	$46,241

NOTE 5     Investment Securities
Investment securities on the Consolidated Balance Sheets include:
▪	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks and insurance subsidiaries. SFAS No. 115 investments consist of:
▪
Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

▪	Marketable equity securities, which are generally classified as available-for-sale;
▪	Non-qualifying investments that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:
▪
Equity investments, including investments in partnerships and joint ventures. Included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for in accordance with the Investment Company Guide. The investments are initially carried at cost and are adjusted when changes in the underlying fair values are readily ascertainable, generally based on specific events (for example, recapitalizations and IPOs), or expected cash flows and market comparables of similar companies. Equity investments held outside of investment companies, which are held for strategic purposes, are generally accounted for at LOCOM or under the equity method, depending on Merrill Lynch’s ability to exercise significant influence.

▪	Investments of insurance subsidiaries, which primarily represent insurance policy loans and are accounted for at amortized cost.

▪	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.
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
Investment securities reported on the Consolidated Balance Sheets at December 29, 2006 and December 30, 2005 are as follows:

(dollars in millions)	2006	2005

Investment securities
Available-for-sale(1)	$56,294	$54,471
Trading	6,512	5,666
Held-to-maturity	269	271
Non-qualifying
Equity investments(2)	21,288	9,795
Investments of insurance subsidiaries	1,360	1,174
Deferred compensation hedges	1,752	1,457
Investments in trust preferred securities and other investments	715	738

Total	$88,190	$73,572

(1)
At December 29, 2006 and December 30, 2005, includes $4.8 billion and $4.3 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.

(2)	Includes Merrill Lynch’s investment in BlackRock.
Investment securities accounted for under SFAS No. 115 are classified as available-for-sale, held-to-maturity, or trading as described in Note 1 to the Consolidated Financial Statements.
94     Merrill Lynch 2006 Annual Report

Information regarding investment securities subject to SFAS No. 115 follows:

	December 29, 2006				December 30, 2005
	Cost/	Gross	Gross	Estimated	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage- and asset-backed	$48,394	$104	$(331)	$48,167	$44,726	$80	$(400)	$44,406
Certificate of deposits	3,114	–	(2)	3,112	3,942	–	(10)	3,932
Corporate debt	2,242	9	(24)	2,227	2,338	15	(34)	2,319
U.S. Government and agencies	1,833	–	(28)	1,805	2,930	1	(40)	2,891
Other(1)	760	–	(3)	757	346	8	(1)	353

Total debt securities	56,343	113	(388)	56,068	54,282	104	(485)	53,901
Equity securities	213	19	(6)	226	507	69	(6)	570

Total	$56,556	$132	$(394)	$56,294	$54,789	$173	$(491)	$54,471

Held-to-Maturity
Municipals	$254	$–	$–	$254	$254	$–	$–	$254
Mortgage- and asset-backed	15	–	–	15	17	–	–	17

Total	$269	$–	$–	$269	$271	$–	$–	$271

(1)	Includes investments in Non-U.S. Government and agency securities.
The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 29, 2006 and December 30, 2005.

	Less than 1 Year		More than 1 Year		Total
(dollars in millions)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Asset category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 29, 2006
Mortgage- and asset-backed	$15,645	$(28)	$10,243	$(253)	$25,888	$(281)
Certificate of deposits	2,103	(2)	5	–	2,108	(2)
U.S. Government and agencies	151	(1)	1,629	(25)	1,780	(26)
Corporate debt	691	(2)	1,029	(23)	1,720	(25)
Other (1)	100	–	267	(9)	367	(9)

Total debt securities	18,690	(33)	13,173	(310)	31,863	(343)
Equity securities	19	–	57	(5)	76	(5)

Total temporarily impaired securities	$18,709	$(33)	$13,230	$(315)	$31,939	$(348)

December 30, 2005
Mortgage- and asset-backed	$20,867	$(186)	$6,843	$(158)	$27,710	$(344)
Certificate of deposits	3,489	(6)	432	(4)	3,921	(10)
U.S. Government and agencies	2,369	(32)	228	(3)	2,597	(35)
Corporate debt	878	(15)	519	(17)	1,397	(32)
Other(1)	5	–	283	(8)	288	(8)

Total debt securities	27,608	(239)	8,305	(190)	35,913	(429)
Equity securities	49	–	59	(6)	108	(6)

Total temporarily impaired securities	$27,657	$(239)	$8,364	$(196)	$36,021	$(435)

(1)	Includes investments in Non-U.S. Government and agency securities.
The majority of the unrealized losses relate to mortgage- and asset-backed securities. The majority of these investments are AAA-rated debentures and mortgage-backed securities issued by U.S. agencies.
Merrill Lynch reviews its held-to-maturity and available-for-sale securities periodically to determine whether any impairment is other-than-temporary. Factors considered in the review include length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and Merrill Lynch’s intent and ability to retain the security to allow for an anticipated recovery in market value. As of December 29, 2006, Merrill Lynch does not consider the securities to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities at December 29, 2006 by contractual maturity, for available-for-sale and held-to-maturity investments follow:

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value

Due in one year or less	$5,139	$5,129	$–	$–
Due after one year through five years	1,612	1,584	–	–
Due after five years through ten years	1,092	1,080	254	254
Due after ten years	106	108	–	–

	7,949	7,901	254	254
Mortgage- and asset-backed securities	48,394	48,167	15	15

Total(1)	$56,343	$56,068	$269	$269

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(dollars in millions)	2006	2005	2004

Proceeds	$16,176	$36,574	$27,983
Gross realized gains	160	411	389
Gross realized losses	(161)	(71)	(54)

Net unrealized gains and (losses) from investment securities classified as trading included in the 2006, 2005, and 2004 Consolidated Statements of Earnings were $125 million, $(13) million, and $(275) million, respectively.
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
Trading activities expose Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Specifically, the independent risk and control groups work to ensure that these risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. To accomplish this, Merrill Lynch has established a risk management process that includes:
▪	A formal risk governance structure that defines the oversight process and its components;

▪
A regular review of the risk management process by the Audit Committee of the Board of Directors as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors;

▪	Clearly defined risk management policies and procedures supported by a rigorous analytical framework;

▪	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

▪	Clearly articulated risk tolerance levels, defined and regularly reviewed by the ROC, that are consistent with its business strategy, capital structure, and current and anticipated market conditions.
The risk management and control process, combined with the independent risk and control groups and analytical infrastructure, ensures that Merrill Lynch’s risk tolerance is well-defined and understood by the firm’s risk-takers as well as by its executive management. Other groups, including Corporate Audit, Finance, and the Office of the General Counsel, partner with the independent risk groups to establish and maintain this overall risk management control process. While no risk management system can ever be absolutely complete, the goal of these independent risk and control groups is to make certain that risk-related losses occur within acceptable, predefined levels.
Merrill Lynch documents its risk management objectives and strategies for undertaking various hedge transactions. The risk management objectives and strategies are monitored and managed by the independent risk and control groups in accordance with established risk management policies and procedures that include risk tolerance levels.
96     Merrill Lynch 2006 Annual Report

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
Commodity Price and Other Risks
Through its commodities business, Merrill Lynch enters into exchange-traded contracts, financially settled OTC derivatives, contracts for physical delivery and contracts providing for the transportation and/or storage rights on pipelines, power lines or storage facilities. Commodity, related storage, transportation or other contracts expose Merrill Lynch to the risk that the price of the underlying commodity may rise or fall. In addition, contracts resulting in physical delivery can expose Merrill Lynch to numerous other risks, including performance risk and other delivery risks.
Credit Risk
Merrill Lynch is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose Merrill Lynch to default risk. Credit risk arising from changes in credit spreads was previously discussed in the Market Risk section.

Merrill Lynch has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining qualifying collateral, purchasing credit protection, and continually assessing the creditworthiness of counterparties.
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
At December 29, 2006, Merrill Lynch’s most significant concentration of credit risk was with the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily results from trading asset and investment security positions in instruments issued by the U.S. Government and its agencies, excluding mortgage-backed securities, amounted to $15.0 billion and $11.9 billion at December 29, 2006 and December 30, 2005, respectively. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 29, 2006 and December 30, 2005 totaled $116.3 billion and $140.7 billion, respectively.
At December 29, 2006, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a U.S. subsidiary of a large foreign bank that has an internal credit rating of AAA, which reflects structural seniority and other credit enhancements. Total outstanding unsecured exposure to this counterparty was approximately $2.4 billion, or 0.3% of total assets.
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
Default risk on derivatives can also occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Default risk exposure varies by type of derivative. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in market value. Generally such receivables and payables are recorded in customers’ receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC-transacted. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances such as where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Additional
98     Merrill Lynch 2006 Annual Report

information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 12 to the Consolidated Financial Statements.
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
To reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agencies securities, on certain derivative transactions. Merrill Lynch nets cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivative inventory. For the year ended December 29, 2006, cash collateral netted against derivative inventory was $7.2 billion. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. In addition to obtaining collateral, Merrill Lynch attempts to mitigate default risk on derivatives by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of the derivative contract.
Many of Merrill Lynch’s derivative contracts contain provisions that could, upon an adverse change in ML & Co.’s credit rating, trigger a requirement for an early payment or additional collateral support.

NOTE 7     Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)
Securitizations
In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, often referred to as Variable Interest Entities, or VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to SPEs.
Merrill Lynch securitized assets of approximately $147.2 billion and $90.3 billion for the years ended December 29, 2006 and December 30, 2005, respectively. For the years ended December 29, 2006 and December 30, 2005, Merrill Lynch received $148.8 billion and $91.1 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $535.5 million and $425.4 million, respectively, in Merrill Lynch’s Consolidated Statements of Earnings.
The table below summarizes the cash flows received by Merrill Lynch from securitization transactions related to the following asset types:

(dollars in millions)	2006	2005

Asset category
Residential mortgage loans	$97,433	$58,002
Municipal bonds	29,482	17,084
Corporate and government bonds	3,870	2,468
Commercial loans and other	17,984	13,569

Total	$148,769	$91,123

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
Retained interests in securitized assets were approximately $6.8 billion and $4.0 billion at December 29, 2006 and December 30, 2005, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have observable market prices. These retained interests include mortgage-backed securities that Merrill Lynch expects to sell to investors in the normal course of its underwriting activity.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of December 29, 2006, arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

	Residential
	Mortgage	Municipal
(dollars in millions)	Loans	Bonds	Other

Retained interest amount	$5,101	$917	$765
Weighted average credit losses (rate per annum)	1.0%	0.0%	0.2%
Range	0.0–6.7%	0.0%	0.0–4.8%
Impact on fair value of 10% adverse change	$(46)	$–	$(2)
Impact on fair value of 20% adverse change	$(92)	$–	$(3)
Weighted average discount rate	8.6%	4.1%	6.1%
Range	0.0–99.0%	3.5–55.0%	0.0–25.1%
Impact on fair value of 10% adverse change	$(139)	$(89)	$(15)
Impact on fair value of 20% adverse change	$(273)	$(128)	$(29)
Weighted average life (in years)	3.4	1.1	0.6
Range	0.0–26.8	0.1–9.6	0.0–9.9
Weighted average prepayment speed (CPR)(1)	26.0%	4.7%	31.3%
Range(1)	0.0–70.0%	0.0–30.4%	0.0–88.0%
Impact on fair value of 10% adverse change	$(66)	$–	$(1)
Impact on fair value of 20% adverse change	$(100)	$–	$(1)

CPR=Constant Prepayment Rate
(1)	Relates to select securitization transactions where assets are prepayable.
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
The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of December 29, 2006 are as follows:

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Credit losses (rate per annum)	1.0%	0.0%	0.1%
Weighted average discount rate	9.2%	4.0%	4.6%
Weighted average life (in years)	3.5	7.0	0.5
Prepayment speed assumption (CPR)	25.7%	9.0%	7.1%

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
100     Merrill Lynch 2006 Annual Report

The maximum payout under these liquidity and default guarantees totaled $38.2 billion and $29.9 billion at December 29, 2006 and December 30, 2005, respectively. The fair value of the guarantee approximated $16 million and $14 million at December 29, 2006 and December 30, 2005, respectively, which is reflected in the Consolidated Balance Sheets. Of these arrangements, $6.9 billion at December 29, 2006 and December 30, 2005 represent agreements where the guarantee is provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 12 to the Consolidated Financial Statements.
The following table summarizes principal amounts outstanding and delinquencies of securitized financial assets as of December 29, 2006 and December 30, 2005:

	Residential
	Mortgage	Municipal
(dollars in millions)	Loans	Bonds	Other

December 29, 2006
Principal Amount Outstanding(1)	$127,482	$18,986	$30,337
Delinquencies(2)	3,493	–	10

December 30, 2005
Principal Amount Outstanding(1)	$82,468	$19,745	$10,416
Delinquencies	688	–	–

(1)	Merrill Lynch may retain an interest in the securitized financial assets.
(2)	Increase in delinquencies at year-end 2006 compared to year-end 2005 is due to higher defaults associated with sub-prime lending.
Net credit losses associated with securitized financial assets for the years ended December 29, 2006 and December 30, 2005 approximated $180 million and $73 million, respectively.
Variable Interest Entities
In January 2003, the FASB issued FIN 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In April 2006, the FASB issued a FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46R (“the FSP”). The FSP clarifies that the variability to be included when applying FIN 46R be based on a “by-design” approach, and should consider what risks the variable interest entity was designed to create.
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
Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE; or is a significant variable interest holder in the VIE. These VIEs are as follows:
▪
Merrill Lynch has investments in VIEs that hold loan assets or real estate, and as a result of these loans and investments, Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder. These VIEs are primarily designed to provide on- or off-balance sheet financing to clients and/or to invest in real estate. Assets held by VIEs where Merrill Lynch has provided financing and is the primary beneficiary are recorded in other assets and/or loans, notes, and mortgages in the Consolidated Balance Sheets. Assets held by VIEs where Merrill Lynch has invested in real estate partnerships and is the primary beneficiary are included in other assets. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE.

▪
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

Merrill Lynch entered into transactions with international financial institutions involving VIEs that provided to Merrill Lynch $11.75 billion in secured credit facilities and $1 billion of unsecured financing. These VIEs are also used as part of Merrill Lynch’s overall tax-planning strategies and enable Merrill Lynch to borrow at more favorable rates. Merrill Lynch consolidates the VIEs as it is deemed to be the primary beneficiary of these VIEs.

▪
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

In addition, Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”) and holds a significant variable interest in the Conduits in the form of 1) liquidity facilities that protect commercial paper holders against short term changes in the fair value of the assets held by the Conduits in the event of a disruption in the commercial paper market, and 2) credit facilities to the Conduits that protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. The liquidity and credit facilities are further discussed in Note 12 to the Consolidated Financial Statements.

▪
Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of December 29, 2006 and December 30, 2005 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Other Involvement with VIEs
Merrill Lynch is involved with other VIEs in which it is neither the primary beneficiary or a significant variable interest holder; rather, its involvement relates to a significant program sponsored by Merrill Lynch. Significant programs sponsored by Merrill Lynch, which are disclosed in the table below, include the following:
▪
Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs.

▪
Merrill Lynch has entered into transactions with VIEs where Merrill Lynch transfers convertible bonds to the VIE and retains a call option on the underlying bonds. The purpose of these VIEs is to market convertible bonds to a broad investor base by separating the bonds into callable debt and a conversion call option.

The following tables summarize Merrill Lynch’s involvement with the VIEs listed above as of December 29, 2006 and December 30, 2005, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary, and holds a majority of the voting interest in the entity. For more information on these entities (e.g. municipal bond securitizations), see the Securitizations section of this Note and the Guarantees section in Note 12 to the Consolidated Financial Statements.
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

	Primary						Significant Variable			Other Involvement
(dollars in millions)	Beneficiary						Interest Holder			with VIEs
	Total		Net		Recourse		Total			Total
	Asset		Asset		to Merrill		Asset		Maximum	Asset		Maximum
Description	Size	(4)	Size	(5)	Lynch	(6)	Size	(4)	Exposure	Size	(4)	Exposure

December 29, 2006
Loan and Real Estate VIEs	$4,265		$3,787		$557		$278		$182	$–		$–
Guaranteed and Other Funds(1)	2,476		1,913		564		6,156		6,142	–		–
Credit-Linked Note and Other VIEs(2)	518		518		302		–		–	11,069		927
Tax Planning VIEs(3)	230		225		–		483		–	–		–

December 30, 2005
Loan and Real Estate VIEs	$5,144		$5,140		$–		$116		$63	$–		$–
Guaranteed and Other Funds(1)	1,802		1,349		464		2,981		2,973	–		–
Credit-Linked Note and Other VIEs(2)	130		30		–		–		–	8,835		780
Tax Planning VIEs(3)	1,972		1,972		–		5,416		2,297	–		–

(1)
The maximum exposure for Guaranteed and Other Funds is the fair value of Merrill Lynch’s investment, derivatives entered into with the VIEs if they are in an asset position and any recourse beyond the assets of the entity.

(2)	The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position.
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
102     Merrill Lynch 2006 Annual Report

NOTE 8     Loans, Notes, and Mortgages and Related Commitments to Extend Credit
Loans, notes, and mortgages and related commitments to extend credit at December 29, 2006 and December 30, 2005, are presented below. This disclosure includes commitments to extend credit that will, if drawn upon, result in loans held for investment and loans held for sale.

	Loans		Commitments(1)
(dollars in millions)	2006	2005	2006	(2)(3)	2005	(3)

Consumer:
Mortgages	$18,346	$18,172	$7,747		$6,376
Other	4,224	2,558	547		75
Commercial and small- and middle-market business:
Secured	43,267	36,571	46,807		34,583
Unsecured investment grade	2,870	3,283	30,069		22,061
Unsecured non-investment grade	1,745	869	9,015		980
Small- and middle-market business	3,055	4,994	2,185		3,062

	73,507	66,447	96,370		67,137
Allowance for loan losses	(478)	(406)	–		–
Reserve for lending-related commitments	–	–	(381)		(281)

Total, net	$73,029	$66,041	$95,989		$66,856

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
(3)
In addition to the loan origination commitments included in the table above, at December 29, 2006, Merrill Lynch entered into agreements to purchase $1.2 billion of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $96 million at December 30, 2005. See Note 12 to the Consolidated Financial Statements for further information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)	2006	2005	2004

Allowance for loan losses at beginning of year	$406	$283	$318
Provision for loan losses	114	200	174
Charge-offs	(62)	(88)	(209)
Recoveries	18	12	4

Net charge-offs	(44)	(76)	(205)
Other	2	(1)	(4)

Allowance for loan losses at end of year	$478	$406	$283

Consumer loans, which are substantially secured, consisted of approximately 263,000 individual loans at December 29, 2006, and included residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which consisted of approximately 14,000 separate loans at December 29, 2006, include corporate and institutional loans, commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses. The principal balance of nonaccrual loans was $209 million at December 29, 2006 and $256 million at December 30, 2005. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases, Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $10.3 billion and $7.9 billion at December 29, 2006 and December 30, 2005, respectively. For information on credit risk management see Note 6 to the Consolidated Financial Statements.
The above amounts include $18.6 billion and $12.3 billion of loans held for sale at December 29, 2006 and December 30, 2005, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At December 29, 2006, such loans consisted of $7.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $11.2 billion of commercial loans, approximately 38% of which are to investment grade counterparties. At December 30, 2005, such loans consisted of $3.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $8.9 billion of commercial loans, approximately 22% of which are to investment grade counterparties. For information on the accounting policy related to loans, notes and mortgages, see Note 1 to the Consolidated Financial Statements.
The fair values of loans, notes, and mortgages were approximately $73.0 billion and $66.2 billion at December 29, 2006 and December 30, 2005, respectively. For commercial loans, fair value is estimated based on other market prices for similar instruments issued by the borrower or is estimated using discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using market price quotations or previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics. For Merrill Lynch’s variable-rate loan receivables, carrying value approximates fair value.
Merrill Lynch generally maintains collateral on secured loans in the form of securities, liens on real estate, perfected security interests in other assets of the borrower, and guarantees. Consumer loans are typically collateralized by liens on real estate, automobiles, and other property. Commercial secured loans primarily include asset-based loans secured by financial assets such as loan receivables and trade receivables where the amount of the loan is based on the level of available collateral (i.e., the borrowing base) and commercial mortgages secured by real property. In addition, for secured commercial loans related to the corporate and institutional lending business, Merrill Lynch typically receives collateral in the form of either a first or second lien on the assets of the borrower or the stock of a subsidiary, which gives Merrill Lynch a priority claim in the case of a bankruptcy filing by the borrower. In many cases, where a security interest in the assets of the borrower is granted, no restrictions are placed on the use of assets by the borrower and asset levels are not typically subject to periodic review; however, the borrowers are typically subject to stringent debt covenants. Where the borrower grants a security interest in the stock of its subsidiary, the subsidiary’s ability to issue additional debt is typically restricted.
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
Merrill Lynch originates and purchases portfolios of loans that have certain features that may be viewed as increasing Merrill Lynch’s exposure to nonpayment risk by the borrower. Specifically, Merrill Lynch originates and purchases commercial and residential loans that:
▪	have negative amortizing features that permit the borrower to draw on unfunded commitments to pay current interest (commercial loans only);

▪	subject the borrower to payment increases over the life of the loan; and

▪	have high LTV ratios.
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
The table below summarizes the level of exposure to each type of loan at December 29, 2006 and December 30, 2005:

(dollars in millions)	2006	2005

Loans with negative amortization features	$1,439	$2,818
Loans where borrowers may be subject to payment increases	11,288	12,309
Loans with high LTV ratios	1,657	1,407
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	3,217	2,552

The negative amortizing loan products that Merrill Lynch issues include loans where the small- and middle-market or commercial borrower receives a loan and an unfunded commitment, which together equal the maximum amount Merrill Lynch is willing to lend. The unfunded commitment is automatically drawn on in order to meet current interest payments. These loans are often made to real estate developers where the financed property will not generate current income at the beginning of the loan term. This balance also includes working capital lines of credit that are issued to small- and middle-market investors and are secured by the assets of the business.
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
104     Merrill Lynch 2006 Annual Report

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
NOTE 9     Borrowings
ML & Co. is the primary issuer of all debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.
Total borrowings at December 29, 2006 and December 30, 2005, which is comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)	2006	2005

Senior debt issued by ML & Co.	$115,474	$94,836
Senior debt issued by subsidiaries — guaranteed by ML & Co.	26,664	13,006
Subordinated debt issued by ML & Co.	6,429	–
Structured notes issued by ML & Co.	25,466	16,697
Structured notes issued by subsidiaries — guaranteed by ML & Co.	8,349	2,730
Junior subordinated notes (related to trust preferred securities)	3,813	3,092
Other subsidiary financing — not guaranteed by ML & Co.	4,316	3,776
Other subsidiary financing — non-recourse	12,812	10,351

Total	$203,323	$144,488

Borrowing activities may create exposure to market risk, most notably interest rate, equity, commodity and currency risk. Refer to Note 1 to the Consolidated Financial Statements, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing — non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 7 to the Consolidated Financial Statements.
Borrowings at December 29, 2006 and December 30, 2005, are presented below:

(dollars in millions)	2006	2005

Short-term borrowings
Commercial paper	$6,357	$3,420
Secured short-term borrowings	9,800	5,085
Other unsecured short-term borrowings	1,953	482

Total	$18,110	$8,987

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$58,366	$51,012
Variable-rate obligations(3)(4)	120,794	79,071
Zero-coupon contingent convertible debt (LYONs®)	2,240	2,326

Total	$181,400	$132,409

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.
At December 29, 2006, long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, mature as follows:

(dollars in millions)

2007	$38,180	21%
2008	33,654	19
2009	27,555	15
2010	18,521	10
2011	20,135	11
2012 and thereafter	43,355	24

Total	$181,400	100%

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

A limited number of notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies, or commodities, may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Refer to Note 1 to the Consolidated Financial Statements (Embedded Derivatives) for further information.
Except for the $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible LYONs® (“LYONs®”) that were outstanding at December 29, 2006, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.
The fair values of long-term borrowings and related hedges approximated the carrying amounts at year-end 2006 and 2005.
The effective weighted-average interest rates for borrowings, at December 29, 2006 and December 30, 2005 were:

	2006	2005

Short-term borrowings	5.15%	3.46%
Long-term borrowings, contractual rate	4.23	3.70
Junior subordinated notes (related to trust preferred securities)	7.03	7.31

Long-Term Borrowings
Floating Rate LYONs®
At December 29, 2006, $2.2 billion of LYONs® were outstanding. The LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch and mature in 2032.
At maturity, holders of the LYONs® will receive the original principal amount of $1,000 increased daily by a rate that resets on a quarterly basis. Upon conversion, holders of the LYONs® will receive the value of 13.8679 shares of Merrill Lynch common stock based on the conditions described below. This value will be paid in cash in an amount equal to the contingent principal amount of the LYONs® on the conversion date and the remainder, at Merrill Lynch’s election, will be paid in cash, common stock or a combination thereof.
In addition, under the terms of the LYONs®:
▪	Merrill Lynch may redeem the LYONs® at any time on or after March 13, 2008.

▪	Investors may require Merrill Lynch to repurchase the LYONs® in March 2007, 2008, 2012, 2017, 2022 and 2027. Repurchases may be settled only in cash.

▪
Until March 2008, the conversion rate on the LYONS® will be adjusted upon the issuance of a quarterly cash dividend to holders of Merrill Lynch common stock to the extent that such dividend exceeds $0.16 per share. In 2006, Merrill Lynch’s common stock dividend exceeded $0.16 per share and, as a result, Merrill Lynch expects the conversion ratio to adjust during the first quarter of 2007 for those LYONs® that remain outstanding as of March 2007. In addition, the conversion rate on the LYONs® will be adjusted for any other cash dividends or distributions to all holders of Merrill Lynch common stock until March 2008. After March 2008, cash dividends and distributions will cause the conversion ratio to be adjusted only to the extent such dividends are extraordinary.

▪
The conversion rate on the LYONs® will also adjust upon: (1) dividends or distributions payable in Merrill Lynch common stock, (2) subdivisions, combinations or certain reclassifications of Merrill Lynch common stock, (3) distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch common stock at that time, and (4) distributions of Merrill Lynch assets or debt securities to holders of Merrill Lynch common stock (including certain cash dividends and distributions as described above).

The LYONs® may be converted based on any of the following conditions:
▪
If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the LYONs® at December 29, 2006 was $90.44. That is, on and after January 1, 2007, a holder could have converted LYONs® into the value of 13.8679 shares of Merrill Lynch common stock if the Merrill Lynch stock price had been greater than $90.44 for at least 20 of the last 30 consecutive trading days ending December 29, 2006.

▪
During any period in which the credit rating of the LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc.;

▪	If the LYONs® are called for redemption;

▪	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or
▪	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.
106     Merrill Lynch 2006 Annual Report

Junior Subordinated Notes (related to trust preferred securities)
As of December 29, 2006, Merrill Lynch has created five trusts that have issued preferred securities to the public (“trust preferred securities”). Merrill Lynch Preferred Capital Trust II, III, IV and V used the issuance proceeds to purchase Partnership Preferred Securities, representing limited partnership interests. Using the purchase proceeds, the limited partnerships extended junior subordinated loans to ML & Co. and one or more subsidiaries of ML & Co. Merrill Lynch Capital Trust I directly invested in junior subordinated notes issued by ML & Co.
ML & Co. has guaranteed, on a junior subordinated basis, the payment in full of all distributions and other payments on the trust preferred securities to the extent that the trusts have funds legally available. This guarantee and similar partnership distribution guarantees are subordinated to all other liabilities of ML & Co. and rank equally with preferred stock of ML & Co.
On December 14, 2006 Merrill Lynch Capital Trust I issued $1,050 million of 6.45% trust preferred securities.
On December 29, 2006 Merrill Lynch Preferred Capital Trust I redeemed all of the outstanding $275 million of 7.75% trust preferred securities.
The following table summarizes Merrill Lynch’s trust preferred securities as of December 29, 2006.

		Aggregate
		Principal
		Amount		Aggregate				Original
		of Trust		Principal	Annual			Early
(dollars in millions)	Issue	Preferred		Amount	Distribution	Stated		Redemption
Trust	Date	Securities		of Notes	Rate	Maturity		Date

ML Preferred Capital Trust II	Feb-1997	300		360	8.00%	Perpetual		Mar-2007
ML Preferred Capital Trust III	Jan-1998	750		901	7.00%	Perpetual		Mar-2008
ML Preferred Capital Trust IV	Jun-1998	400		480	7.12%	Perpetual		Jun-2008
ML Preferred Capital Trust V	Nov-1998	850		1,021	7.28%	Perpetual		Sep-2008
ML Capital Trust I	Dec-2006	1,050		1,051	6.45%	Dec-2066	(1)	Dec-2011

Total		3,350	(2)	3,813

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.
(2)	Includes related investments of $27 million, which are deducted for equity capital purposes.
Borrowing Facilities
Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed, multi-currency, unsecured bank credit facility that totaled $4.5 billion and $4.0 billion at December 29, 2006 and December 30, 2005, respectively. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and expires in June 2007. The facility includes a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facility for an additional year beyond the expiration date in June 2007. At December 29, 2006 and December 30, 2005, there were no borrowings outstanding under this credit facility, although Merrill Lynch borrows regularly from this facility.
Merrill Lynch also maintains two committed, secured credit facilities which totaled $7.5 billion at December 29, 2006 and $5.5 billion at December 30, 2005. One of these facilities is multi-currency and includes a tranche of $1.2 billion that is available on an unsecured basis, at Merrill Lynch’s option. The facilities expire in May 2007 and December 2007. Both facilities include a one-year term-out option that allows ML & Co. to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 29, 2006 and December 30, 2005, there were no borrowings outstanding under either facility.
In addition, Merrill Lynch maintains committed, secured credit facilities with two financial institutions that totaled $11.75 billion at December 29, 2006 and $6.25 billion at December 30, 2005. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine month notice by either party. At December 29, 2006 and December 30, 2005, there were no borrowings outstanding under these facilities.
Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.5 billion and $1.1 billion at December 29, 2006 and December 30, 2005, respectively.

NOTE 10     Deposits
Deposits at December 29, 2006 and December 30, 2005, are presented below:

(dollars in millions)	2006	2005

U.S.
Savings Deposits	$58,972	$60,256
Time Deposits	3,322	1,528

Total U.S. Deposits	62,294	61,784

Non-U.S.
Non-interest bearing	688	670
Interest bearing	21,142	17,562

Total Non-U.S. Deposits	21,830	18,232

Total Deposits	$84,124	$80,016

The effective weighted-average interest rates for deposits, which include the impact of hedges, at December 29, 2006 and December 30, 2005, were 3.5% and 2.4%, respectively. The fair values of deposits approximated carrying values at December 29, 2006 and December 30, 2005.
NOTE 11     Stockholders’ Equity and Earnings Per Share
Preferred Equity
ML & Co. is authorized to issue 25,000,000 shares of undesignated preferred stock, $1.00 par value per share. All shares of currently outstanding preferred stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. All shares are perpetual, non-cumulative and dividends are payable quarterly when, and if, declared by the Board of Directors. Each share of preferred stock has a liquidation preference of $30,000, is represented by 1,200 depositary shares and is redeemable at Merrill Lynch’s option at a redemption price equal to $30,000 plus declared and unpaid dividends, without accumulation of any undeclared dividends.
On February 28, 2006, Merrill Lynch issued an additional $360 million face value of Perpetual Floating Rate Non-Cumulative Preferred Stock, Series 4 on the same terms as the initial issuance on November 17, 2005.
The following table summarizes our preferred stock issued at December 29, 2006.

				Aggregate
		Initial	Total	Liquidation
		Issue	Shares	Preference Amount				Optional Early
Series	Description	Date	Issued	(dollars in millions)		Dividend		Redemption Date

1	Perpetual Floating Rate Non-Cumulative	Nov-2004	21,000	$ 630		3-mo LIBOR + 75bps	(3)	Nov-2009
2	Perpetual Floating Rate Non-Cumulative	Mar-2005	37,000	1,110		3-mo LIBOR + 65bps	(3)	Nov-2009
3	Perpetual 6.375% Non-Cumulative	Nov-2005	27,000	810		6.375%		Nov-2010
4	Perpetual Floating Rate Non-Cumulative	Nov-2005	20,000	600	(1)	3-mo LIBOR + 75bps	(4)	Nov-2010

Total			105,000	$3,150	(2)

(1)	Represents issuances of $240 million in November 2005 and $360 million in February 2006.
(2)	Preferred stockholders’ equity reported on the Consolidated Balance Sheets is reduced by preferred shares held in inventory as a result of market making activities and other adjustments.
(3)	Subject to 3.00% minimum rate per annum.
(4)	Subject to 4.00% minimum rate per annum.
Common Stock
On January 17, 2007, the Board of Directors declared a 40% increase in the regular quarterly dividend to 35 cents per common share, from 25 cents per common share. Dividends paid on common stock were $1.00 per share in 2006, $0.76 per share in 2005 and $0.64 per share in 2004.
In 2005 and 2006, the Board of Directors authorized three share repurchase programs to provide greater flexibility to return capital to shareholders. For the year ended December 30, 2005, Merrill Lynch repurchased a total of 63.1 million shares of common stock at a cost of $3.7 billion. For the year ended December 29, 2006, Merrill Lynch repurchased a total of 116.6 million common shares at a cost of $9.1 billion.
At December 29, 2006, Merrill Lynch had $3.2 billion of authorized repurchase capacity remaining from the $5 billion repurchase program authorized in October 2006. At December 29, 2006, Merrill Lynch had completed all other previously authorized share repurchase programs.
108     Merrill Lynch 2006 Annual Report

Shares Exchangeable into Common Stock
In 1998, Merrill Lynch & Co., Canada Ltd. issued 9,662,448 Exchangeable Shares in connection with Merrill Lynch’s merger with Midland Walwyn Inc. Holders of Exchangeable Shares have dividend, voting, and other rights equivalent to those of ML & Co. common stockholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for ML & Co. common stock. Merrill Lynch may redeem all outstanding Exchangeable Shares for ML & Co. common stock after January 31, 2011, or earlier under certain circumstances. As of December 29, 2006 there were 2,659,926 Exchangeable Shares outstanding.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in earnings. The balances at December 29, 2006 and December 30, 2005 are as follows:

(dollars in millions)	2006	2005

Foreign currency translation adjustment
Unrealized (losses), net of gains	$(1,354)	$(988)
Income taxes	924	481

Total	(430)	(507)

Unrealized gains (losses) on investment securities available-for-sale
Unrealized (losses), net of gains	(299)	(284)
Adjustments for:
Policyholder liabilities	(4)	(5)
Income taxes	111	108

Total	(192)	(181)

Deferred gains (losses) on cash flow hedges
Deferred gains (losses)	4	(3)
Income taxes	(2)	–

Total	2	(3)

Defined benefit pension and postretirement plans
Minimum pension liability	(334)	(224)
Adjustment to initially apply SFAS 158	129	–
Income taxes	41	71

Total	(164)	(153)

Total accumulated other comprehensive loss	$(784)	$(844)

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

Earnings Per Share
Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)	2006	2005	2004

Net earnings	$7,499	$5,116	$4,436
Preferred stock dividends	(188)	(70)	(41)

Net earnings applicable to common shareholders — for basic EPS	$7,311	$5,046	$4,395
Interest expense on LYONs®(1)	1	2	3

Net earnings applicable to common shareholders — for diluted EPS	$7,312	$5,048	$4,398

(shares in thousands)
Weighted-average basic shares outstanding(2)	868,095	890,744	912,935

Effect of dilutive instruments
Employee stock options(3)	42,802	42,117	42,178
FACAAP shares(3)	21,724	22,140	23,591
Restricted shares and units(3)	28,496	20,608	21,917
LYONs®(1)	1,835	2,120	3,158
ESPP shares(3)	10	7	–

Dilutive potential common shares	94,867	86,992	90,844

Diluted shares(4)	962,962	977,736	1,003,779

Basic EPS	$8.42	$5.66	$4.81
Diluted EPS	7.59	5.16	4.38

(1)	See Note 9 to the Consolidated Financial Statements for further information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 to the Consolidated Financial Statements for a description of these instruments and issuances subsequent to December 29, 2006.
(4)	At year-end 2006, 2005, and 2004, there were 25,119, 40,889 and 52,875 instruments, respectively, that were considered antidilutive and thus were not included in the above calculations.
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
Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
Specific Litigation
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed co-conspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies...and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint on the ground that the conduct was immune from the antitrust laws.
110     Merrill Lynch 2006 Annual Report

On September 28, 2005, the Second Circuit reversed the district court’s decision dismissing the case. In December 2006, the United States Supreme Court granted the defendants’ petition for certiorari seeking review of the Second Circuit’s decision. A decision by the Supreme Court is expected by the end of June 2007.
In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriter defendants, including Merrill Lynch, artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriter defendants as class actions. On December 5, 2006, the Second Circuit Court of Appeals reversed this order, holding that the district court erred in certifying these cases as class actions. Plaintiffs are seeking rehearing by the Second Circuit.
Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The complaint also alleges that Merrill Lynch violated the securities laws in connection with its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. Plaintiff has argued that certain defendants, including Merrill Lynch, can potentially be liable for all of the losses caused by the alleged misconduct involving Enron, regardless of whether they knew of or participated in that conduct. The district court has denied Merrill Lynch’s motions to dismiss, and has certified a class action by Enron shareholders and bondholders against Merrill Lynch and other defendants. On February 5, 2007, the United States Court of Appeals for the Fifth Circuit heard oral argument on Merrill Lynch’s appeal of the district court’s decision to certify a class action. In that appeal, Merrill Lynch argued that the district court had erred by 1) treating Merrill Lynch as a potential primary violator rather than an aider and abettor, which has no liability under the federal securities laws; 2) holding that plaintiffs could have relied on Merrill Lynch’s conduct even though Merrill Lynch believes there has been no showing that such conduct inflated the price of Enron securities, and 3) holding that investment banks, including Merrill Lynch, could be liable for the losses caused by conduct in which they did not participate. Absent relief by the Fifth Circuit, the trial of the case is scheduled to begin on April 16, 2007.
Commitments
At December 29, 2006, Merrill Lynch commitments had the following expirations:

	Commitment Expiration
(dollars in millions)	Total	Less than 1 year	1-3 years	3+-5 years	Over 5 years

Commitments to extend credit(1)	$96,370	$52,728	$11,561	$22,580	$9,501
Purchasing and other commitments	14,439	10,597	1,224	566	2,052
Commitments to enter into resale agreements	10,304	10,304	–	–	–
Operating leases	3,275	567	1,067	850	791

Total	$124,388	$74,196	$13,852	$23,996	$12,344

(1)	See Note 8 to the Consolidated Financial Statements for additional details.
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

Purchasing and Other Commitments
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 29, 2006 would not have a material effect on the consolidated financial condition of Merrill Lynch.
In connection with trading activities, Merrill Lynch enters into commitments to enter into resale agreements.
In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $782 million at December 29, 2006 and $381 million at December 30, 2005.
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $928 million and $734 million at December 29, 2006 and December 30, 2005, respectively. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 29, 2006 and December 30, 2005, minimum fee commitments over the remaining life of these agreements aggregated $357 million and $517 million, respectively. Merrill Lynch entered into commitments to purchase loans of $10.3 billion (which upon settlement of the commitment will primarily be included in trading assets) at December 29, 2006. Such commitments totaled $3.3 billion at December 30, 2005. Other purchasing commitments amounted to $2.1 billion and $856 million at December 29, 2006 and December 30, 2005, respectively. Included in other purchasing commitments at December 29, 2006 was $1.3 billion related to the acquisition of First Franklin during the first quarter of 2007. See Note 17 to the Consolidated Financial Statements for further information.
Leases
Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable lease agreements, which are primarily commitments of less than one year under equipment leases.
Merrill Lynch leases its Hopewell, New Jersey campus and an aircraft from a limited partnership. The leases with the limited partnership are accounted for as operating leases and mature in 2009. Each lease has a renewal term to 2014. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $322 million as of December 29, 2006 and December 30, 2005. As of December 29, 2006 and December 30, 2005, the carrying value of the liability on the Consolidated Balance Sheets is $17 million and $20 million, respectively. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.
At December 29, 2006, future noncancellable minimum rental commitments under leases with remaining terms exceeding one year, including lease payments to the limited partnerships discussed above are as follows:

(dollars in millions)	WFC	(1)	Other	Total

2007	$179		$388	$567
2008	180		376	556
2009	180		331	511
2010	180		278	458
2011	180		212	392
2012 and thereafter	314		477	791

Total	$1,213		$2,062	$3,275

(1)	World Financial Center Headquarters.
The minimum rental commitments shown above have not been reduced by $791 million of minimum sublease rentals to be received in the future under noncancellable subleases. The amounts in the above table do not include amounts related to lease renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utility, and tax increases.
Net rent expense for each of the last three years is presented below:

(dollars in millions)	2006	2005	2004

Rent expense	$651	$615	$582
Sublease revenue	(154)	(140)	(137)

Net rent expense	$497	$475	$445

112     Merrill Lynch 2006 Annual Report

Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client.
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
Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 to the Consolidated Financial Statements for further discussion of risk management of derivatives.
Merrill Lynch also provides guarantees to SPEs in the form of liquidity facilities, credit default protection and residual value guarantees for equipment leasing entities.
The liquidity facilities and credit default protection relate primarily to municipal bond securitization SPEs and Merrill Lynch-sponsored asset-backed commercial paper conduits. See Note 7 to the Consolidated Financial Statements for additional information regarding the conduits. Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by these SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby facility issued by Merrill Lynch (or by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if a draw occurs). If the standby facility is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. In general, standby facilities that are not coupled with default protection are not exercisable in the event of a downgrade below investment grade or default of the assets held by the SPEs. In addition, as of December 29, 2006, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeded the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of December 29, 2006, the maximum payout if the standby facilities are drawn was $32.5 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $36.5 billion. However, it should be noted that these two amounts are not directly comparable, as the assets to which Merrill Lynch has recourse are on a deal-by-deal basis and are not part of a cross-collateralized pool.
In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. Specifically, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch (or by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur). If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of December 29, 2006, the maximum payout if an issuer defaults was $5.7 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $6.8 billion; however, as described in the preceding paragraph, these two amounts are not directly comparable as the assets to which Merrill Lynch has recourse are not part of a cross-collateralized pool. Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”) and holds a significant variable interest in the Conduits. These variable interests represent $10 billion of liquidity facilities and $600 million of credit facilities. In the event of a disruption in the commercial paper market, the liquidity facilities protect commercial paper holders against short-term changes in the fair value of the assets held by the Conduits and the credit facilities protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. The maximum exposure to loss for these two facilities combined is $7.4 billion and assumes a total loss on the assets held in the conduit. As such, this measure significantly overstates Merrill Lynch’s exposure or expected losses at December 29, 2006.
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
Merrill Lynch also enters into reimbursement agreements in conjunction with sales of loans originated under its Mortgage 100SM program. Under this program, borrowers can pledge marketable securities in lieu of making a cash down payment. Upon sale of these mortgage loans, purchasers may require a surety bond that reimburses for certain shortfalls in the borrowers’ securities accounts. Merrill Lynch provides this reimbursement through a financial intermediary. Merrill Lynch requires borrowers to meet daily collateral calls to verify that the securities pledged as down payment are sufficient at all times. Merrill Lynch believes that its potential for loss under these arrangements is remote. Accordingly, no liability is recorded in the Consolidated Balance Sheets.
In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $539 million as collateral to secure these guarantees.
Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At December 29, 2006, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at December 29, 2006. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $7 million at December 29, 2006.
Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.
These guarantees and their expiration are summarized at December 29, 2006 as follows:

	Maximum	Less than				Carrying
(dollars in millions)	Payout/Notional	1 year	1–3 years	3+–5 years	Over 5 years	Value

Derivative contracts(1)	$1,772,646	$495,033	$361,739	$278,521	$637,353	$32,509
Liquidity and default facilities with SPEs(2)	49,180	46,688	2,231	97	164	24
Residual value guarantees(3)	990	46	414	123	407	18
Standby letters of credit and other guarantees(4)	4,333	1,576	593	1,812	352	17

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
(4)
Includes $66 million of reimbursement agreements with the Mortgage 100SM program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

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
In connection with its prime brokerage business, Merrill Lynch provides to counterparties guarantees of the performance of its prime brokerage clients. Under these arrangements, Merrill Lynch stands ready to meet the obligations of its customers with respect to securities transactions. If the customer fails to fulfill its obligation, Merrill Lynch must fulfill the customer’s obligation with the counterparty. Merrill Lynch is secured by the assets in the customer’s account as well as any proceeds received from the securities transaction entered into by
114     Merrill Lynch 2006 Annual Report

Merrill Lynch on behalf of the customer. No contingent liability is carried in the Consolidated Balance Sheets for these transactions as the potential for Merrill Lynch to be required to make payments under these arrangements is remote.
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
In connection with its securities clearing business, Merrill Lynch performs securities execution, clearance and settlement services on behalf of other broker-dealer clients for whom it commits to settle trades submitted for or by such clients, with the applicable clearing-house; trades are submitted either individually, in groups or series or, if specific arrangements are made with a particular clearinghouse and client, all transactions with such clearing entity by such client. Merrill Lynch’s liability under these arrangements is not quantifiable and could exceed any cash deposit made by a client. However, the potential for Merrill Lynch to be required to make unreimbursed payments under these arrangements is remote due to the contractual capital requirements associated with clients’ activity and the regular review of clients’ capital. Accordingly, no liability is carried in the Consolidated Balance Sheets for these transactions.
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
Merrill Lynch accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Its postretirement benefit plans are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Merrill Lynch discloses information regarding defined benefit pension and postretirement plans in accordance with SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. Postemployment benefits are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.
In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded and underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its statement of financial condition. The benefit obligation is defined as the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for postretirement plans. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income (loss), net of tax. The final net minimum pension liability (“MPL”) adjustments are recognized prior to the adoption of SFAS No. 158. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year end. Merrill Lynch has historically used a September 30 measurement date. Under the provisions of SFAS No. 158, Merrill Lynch will be required to change its measurement date to coincide with its fiscal year end. This provision of SFAS No. 158 will be effective for Merrill Lynch beginning with year end 2008. The following table illustrates the final net MPL adjustment and the incremental effect of the application of SFAS No. 158:

	Balance before net
	MPL adjustment and			Ending
	SFAS No. 158 adjustment	Final net MPL	SFAS No. 158	Balance
(dollars in millions)	12/29/06	adjustment	adjustments	12/29/06

Prepaid pension cost	$400	$ –	$ 106	$506
Liability for pension and postretirement benefits	752	110	(23)	839

Accumulated other comprehensive loss, pre-tax	224	110	(129)	205
Deferred income taxes	71	34	(64)	41
Accumulated other comprehensive loss, net of tax	153	76	(65)	164

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
Merrill Lynch established the RAP and the ESOP, collectively known as the “Retirement Program”, for the benefit of employees with a minimum of one year of service. A notional retirement account is maintained for each participant. The RAP contributions are employer-funded based on compensation and years of service. Merrill Lynch made a contribution of approximately $165 million to the Retirement Program in order to satisfy the 2006 contribution requirement. Under the RAP, employees are given the opportunity to invest their retirement savings in a number of different investment alternatives including ML & Co. common stock. Under the ESOP, all retirement savings are invested in ML & Co. common stock, until employees have five years of service after which they have the ability to diversify.
Merrill Lynch guarantees the debt of the ESOP. The note bears an interest rate of 6.75%, has an outstanding balance of $1 million as of December 29, 2006, and matures on December 31, 2007. All dividends received by the ESOP on unallocated ESOP shares are used to pay down the note.
Merrill Lynch allocates ESOP shares of Merrill Lynch stock to all participants of the ESOP as principal from the ESOP loan is repaid. ESOP shares are considered to be either allocated (contributed to participants’ accounts), committed (scheduled to be contributed at a specified future date but not yet released), or unallocated (not committed or allocated). Share information at December 29, 2006 is as follows:

Unallocated shares as of December 30, 2005	412,113
Shares allocated/committed(1)	(199,163)

Unallocated shares as of December 29, 2006	212,950

(1)	Excluding forfeited shares.
Additional information on ESOP activity follows:

(dollars in millions)	2006	2005	2004

Compensation costs funded with ESOP shares	$19	$13	$11

Employees can participate in the 401(k) by contributing, on a tax-deferred basis, a certain percentage of their eligible compensation, up to 25% since 2003, but not more than the maximum annual amount allowed by law. Beginning in 2005, employees may contribute up to 25% of eligible compensation in after-tax dollars up to an annual maximum of $10,000. Employees over the age of 50 may also make a catch-up contribution up to the maximum annual amount allowed by law. Employees are given the opportunity to invest their 401(k) contributions in a number of different investment alternatives including ML & Co. common stock. Merrill Lynch’s contributions
116     Merrill Lynch 2006 Annual Report

are made in cash, and are equal to one-half of the first 6% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of $2,000 annually. Effective January 1, 2007, Merrill Lynch’s contributions are equal to 100% of the first 4% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of $3,000 annually for employees with eligible compensation of less than $300,000. For employees with eligible compensation equal to or greater than $300,000 the maximum annual company contribution remains $2,000. Merrill Lynch makes contributions to the 401(k) on a pay period basis and expects to make contributions of approximately $96 million in 2007.
Merrill Lynch also sponsors various non-U.S. defined contribution pension plans. The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.
Defined Benefit Pension Plans
In 1988 Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. Terminated Pension Plan”) in accordance with the applicable provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). At year-end 2006 and 2005, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agencies securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch does not expect to make contributions under this agreement in 2007. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $23 million of benefit payments to participants in the U.S. non-qualified pension plans in 2007.
Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $70 million to its non-U.S. pension plans in 2007.
Postretirement Benefits Other Than Pensions
Merrill Lynch provides health insurance benefits to retired employees under a plan that covers substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. Non-contributory life insurance was offered to employees that had retired prior to February 1, 2000. The accounting for costs of health care benefits anticipates future changes in cost-sharing provisions. Merrill Lynch pays claims as incurred. Full-time employees of Merrill Lynch become eligible for these benefits upon attainment of age 55 and completion of ten years of service. Effective December 31, 2005, employees who turn age 65 after January 1, 2011 and are eligible for and elect supplemental retiree medical coverage will pay the full cost of coverage after age 65. Beginning January 1, 2006, newly hired employees and rehired employees will be offered retiree medical coverage, if they otherwise meet the eligibility requirement, but on a retiree-pay-all basis for coverage before and after age 65. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 29, 2006, none of these plans had been funded.

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status, for the twelve-month periods ended September 30, 2006 and September 30, 2005, and amounts recognized in the Consolidated Balance Sheets at year-end 2006 and 2005 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	U.S. Defined Benefit		Non-U.S. Defined Benefit		Total Defined Benefit
	Pension Plans		Pension Plans(1)		Pension Plans		Postretirement Plans(2)
(dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005

Benefit obligations
Balance, beginning of year	$1,871	$1,782	$1,291	$1,186	$3,162	$2,968	$360	$552
Service cost	–	–	28	24	28	24	8	18
Interest cost	95	95	66	58	161	153	17	31
Net actuarial losses (gains)	(54)	60	166	189	112	249	(60)	(143	)(3)
Employee contributions	–	–	2	2	2	2	–	–
Amendments	–	–	–	–	–	–	–	(77	)(3)
Acquisition/Merger(4)	–	33	(4)	–	(4)	33	–	–
Benefits paid	(108)	(99)	(33)	(33)	(141)	(132)	(18)	(18)
Curtailment and settlements(5)	–	–	(16)	(3)	(16)	(3)	(3)	–
Foreign exchange and other	–	–	162	(132)	162	(132)	3	(3)

Balance, end of period	1,804	1,871	1,662	1,291	3,466	3,162	307	360

Fair value of plan assets
Balance, beginning of year	2,325	2,243	844	785	3,169	3,028	–	–
Actual return on plan assets	49	181	88	148	137	329	–	–
Settlements(5)	–	–	(8)	–	(8)	–	–	–
Acquisition/Merger(4)	–	–	(8)	–	(8)	–	–	–
Contributions	6	–	113	31	119	31	18	18
Benefits paid	(107)	(99)	(33)	(33)	(140)	(132)	(18)	(18)
Foreign exchange and other	–	–	107	(87)	107	(87)	–	–

Balance, end of period	2,273	2,325	1,103	844	3,376	3,169	–	–

Funded status end of period	469	454	(559)	(447)	(90)	7	(307)	(360)
Unrecognized net actuarial losses (gains)(6)	N/A	(193)	N/A	361	N/A	168	N/A	31
Unrecognized prior service cost(6)	N/A	–	N/A	–	N/A	–	N/A	(76)
Fourth-quarter activity, net	–	–	60	91	60	91	4	5

Amount recognized in Consolidated Balance Sheet(7)	$469	$261	$(499)	$5	$(30)	$266	$(303)	$(400)

Assets	$500	$298	$6	$82	$506	$380	$–	$–
Liabilities	(31)	(42)	(505)	(296)	(536)	(338)	(303)	(400)
Accumulated other comprehensive loss(8)	–	5	–	219	–	224	–	–

Amount recognized in Consolidated Balance Sheet	$469	$261	$(499)	$5	$(30)	$266	$(303)	$(400)

N/A=Not Applicable
(1)	Primarily represents the U.K. pension plan which accounts for 78% of the benefit obligation and 81% of the fair value of plan assets at the end of the period.
(2)	Approximately 91% of the postretirement benefit obligation at the end of the period relates to the U.S. postretirement plan.
(3)	Postretirement Plans net actuarial gains and plan amendments are due to changes in the U.S. postretirement plan.
(4)	Relates to the BlackRock merger in 2006 and the acquisition of the Advest business in 2005, respectively.
(5)	Curtailments and settlements primarily relate to the BlackRock merger.
(6)
The unrecognized gain for the U.S. defined benefit pension plan relates to the U.S. terminated pension plan and the U.S. Supplemental Retirement Plan (“USSRP”). The unrecognized loss for the U.K. pension plan represents approximately 77% of the total unrecognized net actuarial loss for the non-U.S. pension plans in 2005. The U.S. postretirement plan accounts for 80% of the net unrecognized losses relating to the postretirement plans in 2005.

(7)
Effective December 29, 2006 under SFAS No. 158, unrecognized net actuarial gains and losses and unrecognized prior service costs are recognized as an asset or liability in the Consolidated Balance Sheet.

(8)	Represents the net minimum pension liability recorded within other comprehensive loss at December 30, 2005.
The accumulated benefit obligation for all defined benefit pension plans was $3,310 million and $3,021 million at September 30, 2006 and September 30, 2005, respectively.
The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of September 30, 2006 and September 30, 2005 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.
118     Merrill Lynch 2006 Annual Report

	U.S. Defined Benefit		Non-U.S. Defined Benefit		Total Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
(dollars in millions)	2006	2005	2006	2005	2006	2005

Plans with ABO in excess of plan assets
PBO	$32	$42	$1,501	$1,144	$1,533	$1,186
ABO	32	42	1,363	1,030	1,395	1,072
FV plan assets	–	–	946	694	946	694
Plans with PBO in excess of plan assets
PBO	$32	$42	$1,632	$1,257	$1,664	$1,299
ABO	32	42	1,476	1,181	1,508	1,223
FV plan assets	–	–	1,069	802	1,069	802

Amounts recognized in accumulated other comprehensive loss, pre-tax, at year-end 2006 consisted of:

	U.S. Defined Benefit	Non-U.S. Defined Benefit	Total Defined Benefit
(dollars in millions)	Pension Plans	Pension Plans	Pension Plans	Postretirement Plans

Net actuarial (gain)/loss	$(183)	$530	$347	$(29)
Prior service credit	–	–	–	(69)
Foreign currency translation gain	–	(44)	(44)	–

Total	$(183)	$486	$303	$(98)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $28 million. The estimated prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $6 million.
The weighted average assumptions used in calculating the benefit obligations at September 30, 2006 and September 30, 2005 are as follows:

	U.S. Defined Benefit		Non-U.S. Defined Benefit		Total Defined Benefit
	Pension Plans		Pension Plans		Pension Plans		Postretirement Plans
	2006	2005	2006	2005	2006	2005	2006	2005

Discount rate	5.5%	5.2%	4.9%	4.9%	5.2%	5.1%	5.5%	5.3%
Rate of compensation increase	N/A	N/A	4.5	4.3	4.5	4.3	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	9.5	10.3
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	5.0	4.9

N/A=Not Applicable
(1)	The healthcare cost trend rate is assumed to decrease gradually through 2013 and remain constant thereafter.
Total net periodic benefit cost for the years ended 2006, 2005, and 2004 included the following components:

	U.S. Pension			Non-U.S. Pension			Total Pension			Postretirement
	Plans			Plans			Plans			Plans
(dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

Defined contribution pension plan cost	$228	$199	$190	$68	$57	$46	$296	$256	$236	N/A	N/A	N/A

Defined benefit and postretirement plans
Service cost(1)	–	–	–	27	24	35	27	24	35	$8	$18	$17
Interest cost	95	95	97	66	58	54	161	153	151	17	31	30
Expected return on plan assets(2)	(112)	(96)	(96)	(63)	(49)	(46)	(175)	(145)	(142)	–	–	–
Amortization of (gains)/losses, prior service costs and other	–	–	–	20	14	19	20	14	19	(5)	9	8

Total defined benefit and postretirement plan costs	(17)	(1)	1	50	47	62	33	46	63	20	58	55

Total net periodic benefit cost	$211	$198	$191	$118	$104	$108	$329	$302	$299	$20	$58	$55

N/A=Not Applicable
(1)
The U.S. plan was terminated in 1988 and thus does not incur service costs. The U.K. defined benefit pension plan was frozen during the second quarter of 2004, which reduced service cost beginning in 2004.

(2)
Effective 2006 Merrill Lynch modified the investment policy relating to the U.S. Terminated Pension Plan which increased the expected long-term rate of return on plan assets. The increase in the expected return on plan assets for the Non-U.S. plans can primarily be attributed to the U.K. Pension Plan as a result of increased contributions, favorable actual investment returns and exchange rate movements.

The unrecognized net actuarial losses (gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Merrill Lynch amortizes unrecognized net actuarial losses (gains) over the average future service periods of active participants to the extent that the loss or gain exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets. This amount is recorded within net periodic benefit cost. The average future service period for the U.K. defined benefit pension plan and the U.S. postretirement plan were 12 years and 13 years, respectively. Accordingly, the expense to be recorded in fiscal year ending 2007 related to the U.K. defined benefit pension plan unrecognized loss is $27 million. The U.S. postretirement plan unrecognized loss does not exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets; however no significant loss will be amortized to expense in 2007. The U.S. defined benefit pension plan unrecognized gain does not exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets; therefore the gain will not be amortized to expense in 2007.
The weighted average assumptions used in calculating the net periodic benefit cost for the years ended September 30, 2006, 2005, and 2004 are as follows:

	U.S. Defined Benefit			Non-U.S. Defined Benefit			Total Defined Benefit
	Pension Plans			Pension Plans			Pension Plans			Postretirement Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.3%	5.5%	5.8%	4.9%	5.3%	5.2%	5.1%	5.4%	5.6%	5.3%	5.7%	6.0%
Expected long-term return on pension plan assets	4.9	4.4	4.4	6.6	6.7	6.9	5.4	5.0	5.0	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.3	4.2	4.1	4.3	4.2	4.1	N/A	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	10.3	11.9	12.9
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	4.9	4.9	5.0

N/A=Not Applicable
(1)	The healthcare cost trend rate is assumed to decrease gradually through 2013 and remain constant thereafter.
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
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The U.S. terminated pension plan, which represents approximately 67% of Merrill Lynch’s total pension plan assets as of September 30, 2006, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected long-term rate of return on plan assets for the U.S. terminated pension plan is based on the U.S. Treasury strip plus 50 basis points which reflects the current investment policy. The U.K. pension plan, which represents approximately 26% of Merrill Lynch’s total plan assets as of September 30, 2006, is currently invested in 57% equity securities, 9% debt securities, 6% real estate, and 28% other. The expected long-term rate of return on the U.K. pension plan assets was determined by Merrill Lynch and reflects estimates by the plan investment advisors of the expected returns on different asset classes held by the plan in light of prevailing economic conditions at the beginning of the fiscal year. At September 30, 2006, Merrill Lynch increased the discount rate used to determine the U.S. pension plan and postretirement benefit plan obligations to 5.5%. The expected rate of return for the U.S. pension plan assets was increased from 4.4% in 2005 to 4.9% for 2006, which reduced expense by $12 million. The expected rate of return for 2007 was increased to 5.3%, which is consistent with the U.S. Treasury strip plus 50 basis points. The discount rate at September 30, 2006 for the U.K. pension plan was reduced from 5.3% in 2005 to 5.0% for 2006. The expected rate of return for the U.K. pension plan was unchanged.
120     Merrill Lynch 2006 Annual Report

Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. plan expenses for 2007. This change would increase the U.K. pension plan expense for 2007 by approximately $7 million. Also, such a change would increase the U.S. and U.K. plan obligations at September 30, 2006 by $59 million and $80 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. pension plan and the U.K. pension plan would result in an expense increase for 2007 of approximately $6 million and $2 million, respectively.
The assumed health care cost trend rate has a significant effect on the amounts reported for the postretirement health care plans. A one percent change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
(dollars in millions)	2006	2005	2006	2005

Effect on:
Other postretirement benefits cost	$10	$10	$(8)	$(8)
Accumulated benefit obligation	31	44	(27)	(37)

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
The assets of the U.K. pension plan are invested prudently so that the benefits promised to members are provided, having regard to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees’ investment advisors. The asset allocation strategy selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities. For the U.K. pension plan, the target asset allocation is 40% equity, 10% debt, 5% real estate, 45% target return (included in the table below in the non-U.S. “Other” category). As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering a target of 60% of the plan’s assets.
The pension plan weighted-average asset allocations and target asset allocations at September 30, 2006 and September 30, 2005, by asset category are presented in the table below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

	Defined Benefit Pension Plans
	U.S. Plans			Non-U.S. Plans
	Target			Target
	Allocation	2006	2005	Allocation	2006	2005

Debt securities	100%	100%	100%	17%	16%	22%
Equity securities	–	–	–	41	54	71
Real estate	–	–	–	5	6	4
Other	–	–	–	37	24	3

Total	100%	100%	100%	100%	100%	100%

Estimated Future Benefit Payments
Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

	Defined Benefit
	Pension Plans					Postretirement Plans(3)
(dollars in millions)	U.S.	(1)	Non-U.S.	(2)	Total	Gross Payments	Medicare Subsidy	Net Payments

2007	$122		$37		$159	$22	$3	$19
2008	104		36		140	24	4	20
2009	107		38		145	26	4	22
2010	110		39		149	28	5	23
2011	113		40		153	30	5	25
2012 through 2016	602		219		821	168	38	130

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.
(2)	The U.K., Japan and Swiss pension plan payments represent about 58%, 9% and 18%, respectively, of the non-U.S. 2007 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, including the Medicare subsidy, represent approximately 95% of the total 2007 expected postretirement benefit payments.
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
Merrill Lynch recognized $424 million, $226 million, and $165 million in 2006, 2005, and 2004, respectively, of postemployment benefits expense, which included severance costs for terminated employees of $417 million, $225 million, and $134 million in 2006, 2005, and 2004, respectively.
NOTE 14     Employee Incentive Plans
Merrill Lynch adopted the provisions of SFAS No. 123R in the first quarter of 2006. See Note 1 to the Consolidated Financial Statements for further information.
To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with stock or options to purchase stock. The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2006 was $3.2 billion which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses further described in Note 1 to the Consolidated Financial Statements. The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2005 and 2004 was $1.0 billion and $883 million, respectively, which includes the impact of accelerated amortization for terminated employees. Total related tax benefits recognized in earnings for share-based payment compensation plans for 2006, 2005, and 2004 were $1.2 billion, $381 million and $321 million, respectively. Total compensation cost recognized for share-based payments related to awards granted to retirement eligible employees prior to adoption of SFAS No. 123R was $617 million. Merrill Lynch also sponsors deferred cash compensation plans and award programs for eligible employees.
As of December 29, 2006, there was $1.9 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.
Below is a description of our share-based payment compensation plans.
Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock
Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)
LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares, as well as Performance Shares. All plans under LTIC Plans, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of December 29, 2006, no instruments other than Restricted Shares, Restricted Units, Non-qualified
122    Merrill Lynch 2006 Annual Report

Stock Options, Performance Options and Stock Appreciation Rights had been granted. Stock-settled Stock Appreciation Rights, which were first granted in 2004, were substantially all converted to Non-qualified Stock Options by December 31, 2004.
Restricted Shares and Units
Restricted Shares are shares of ML & Co. common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Substantially all awards are settled in shares of common stock. Recipients of Restricted Unit awards receive cash payments equivalent to dividends. Under these plans, such shares and units are restricted from sale, transfer, or assignment until the end of the restricted period. Such shares and units are subject to forfeiture during the vesting period for grants under LTIC Plans, or the restricted period for grants under ECAP. Restricted share and unit grants made prior to 2003 generally cliff vest in three years. Restricted share and unit grants made in 2003 through 2005 generally cliff vest in four years. Restricted share and unit grants made in 2006 generally step vest in four years.
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
In connection with the BlackRock merger, 1,564,808 Restricted Shares held by employees that transferred to BlackRock were converted to Restricted Units effective June 2, 2006. The vesting period for such awards was accelerated to end on the transaction closing date of September 29, 2006. In addition, the vesting periods for 1,135,477 Restricted Share and 156,118 Restricted Unit awards that were not converted were accelerated to end on the transaction closing date of September 29, 2006.
The activity for Restricted Shares and Units under these plans during 2006 and 2005 follows:

	LTIC Plans		ECAP	ESCP
	Restricted Shares	Restricted Units (2)	Restricted Shares	Restricted Shares	Restricted Units

Authorized for issuance at:
December 29, 2006	660,000,000	N/A	104,800,000	75,000,000	N/A
December 30, 2005	660,000,000	N/A	104,800,000	75,000,000	N/A

Available for issuance at:(1)
December 29, 2006	63,750,734	N/A	10,830,839	40,205,824	N/A
December 30, 2005	65,412,219	N/A	10,832,121	57,158,319	N/A

Outstanding, end of 2004	35,373,905	6,732,576	32,288	–	–
Granted — 2005	3,816,323	970,647	8,244	16,240,185	2,340,815
Paid, forfeited, or released from contingencies	(10,222,689)	(2,982,677)	(19,676)	(556,398)	(182,921)

Outstanding, end of 2005	28,967,539	4,720,546	20,856	15,683,787	2,157,894
Granted — 2006	2,949,565	3,696,598	1,282	15,753,197	2,914,209
Share to Unit conversion	(600,392)	600,392	–	(964,416)	964,416
Paid, forfeited, or released from contingencies	(2,044,374)	(1,100,611)	(2,253)	(1,391,381)	(323,530)

Outstanding, end of 2006	29,272,338	7,916,925	19,885	29,081,187	5,712,989

N/A=Not Applicable
(1)	Includes shares reserved for issuance upon the exercise of stock options.
(2)	Grants in 2006 include grants of Participation Units.
SFAS No. 123R requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees in 2006, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required
		Weighted Avg		Weighted Avg
	Shares/Units	Grant Price	Shares/Units	Grant Price

Outstanding at December 30, 2005	38,877,644	$51.00	12,672,978	$54.01

Granted — 2006	7,429,380	71.57	17,885,471	72.21
Delivered	(1,672,623)	51.13	–	–
Forfeited	(1,973,861)	58.80	(1,215,665)	63.70
Service criteria satisfied(1)	21,412,853	63.93	(21,412,853)	63.93

Outstanding at December 29, 2006	64,073,393	57.46	7,929,931	66.79

(1)	Represents those awards for which employees attained retirement-eligibility during 2006, subsequent to the grant date.

The total fair value of Restricted Shares and Units granted to retirement-eligible employees, or for which service criteria were satisfied during 2006 was $2.2 billion. The total fair value of Restricted Shares and Units vested during 2006 was $303 million.
The weighted-average fair value per share or unit for 2006, 2005, and 2004 grants follows:

	2006	2005	2004

LTIC Plans
Restricted Shares	$75.45	$58.70	$59.10
Restricted Units	71.63	58.60	54.38
ECAP Restricted Shares	70.22	60.37	58.30
ESCP Plans
Restricted Shares	71.54	57.01	–
Restricted Units	71.67	57.01	–

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
The total number of Stock Appreciation Rights that remained outstanding at December 29, 2006 and December 30, 2005, were 304,774 and 344,627, respectively.
The activity for Non-qualified Stock Options under LTIC Plans for 2006, 2005, and 2004 follows:

	Options	Weighted-Average
	Outstanding	Exercise Price

Outstanding, beginning of 2004	216,144,523	$44.20
Granted — 2004	9,842,371	59.85
Exercised	(20,429,175)	27.10
Forfeited	(1,434,287)	46.88

Outstanding, end of 2004	204,123,432	46.64
Granted — 2005	681,622	58.13
Exercised	(26,849,096)	30.91
Forfeited	(1,242,883)	43.48

Outstanding, end of 2005	176,713,075	49.10
Granted — 2006	368,973	72.72
Exercised	(46,257,695)	39.78
Forfeited	(336,546)	49.20

Outstanding, end of 2006	130,487,807	52.47
Exercisable, end of 2006	120,416,219	52.72

All Options and Stock Appreciation Rights outstanding as of December 29, 2006 are fully vested or expected to vest.
At year-end 2006, the weighted-average remaining contractual terms of options outstanding and exercisable were 4.11 years and 3.93 years, respectively.
The weighted-average fair value of options granted in 2006, 2005, and 2004 was $18.46, $18.04, and $20.46, per option, respectively. The fair value of each option award is estimated on the date of grant based on a Black-Scholes option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected term of options granted is equal to the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend is based on the current dividend rate at the time of grant.

	2006	2005	2004

Risk-free interest rate	4.40%	3.80%	3.27%
Expected life	4.5 yrs.	4.6 yrs.	5.0 yrs.
Expected volatility	28.87%	35.31%	37.36%
Expected dividend yield	1.37%	1.14%	1.07%

124     Merrill Lynch 2006 Annual Report

Merrill Lynch received approximately $1.8 billion and $817 million in cash from the exercise of stock options during 2006 and 2005, respectively. The net tax benefit realized from the exercise of these options was $394 million and $179 million for 2006 and 2005, respectively.
The total intrinsic value of options exercised during 2006 and 2005 was $1.8 billion and $800 million, respectively. As of December 29, 2006, the total intrinsic value of options outstanding and exercisable was $5.3 billion and $4.9 billion, respectively. As of December 30, 2005, the total intrinsic value of options outstanding and exercisable was $3.3 billion and $2.8 billion, respectively.
Employee Stock Purchase Plans (“ESPP”)
ESPP, which is shareholder approved, allows eligible employees to invest from 1% to 10% of their eligible compensation to purchase ML & Co. common stock, subject to legal limits. For 2006 and 2005, the maximum annual purchase was $23,750. For 2004, the maximum annual purchase was $21,250. Beginning January 15, 2005, purchases were made at a discount equal to 5% of the average high and low market price on the relevant investment date. Purchases for the 2004 plan year were made without a discount. Up to 125,000,000 shares of common stock have been authorized for issuance under ESPP. The activity in ESPP during 2006, 2005, and 2004 follows:

	2006	2005	2004

Available, beginning of year	23,462,435	24,356,952	24,931,909
Purchased through plan	(889,564)	(894,517)	(574,957)

Available, end of year	22,572,871	23,462,435	24,356,952

The weighted-average fair value of ESPP stock purchase rights exercised by employees in 2006, 2005, and 2004 was $3.75, $2.67, and $3.95 per right, respectively.
Director Plans
Merrill Lynch provides stock-based compensation to its non-employee directors under the Merrill Lynch & Co., Inc. Deferred Stock Unit Plan for Non-Employee Directors, which was approved by shareholders in 2005 (“New Directors Plan”) and the Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Old Directors Plan”) which was adopted by the Board of Directors in 1996 and discontinued after stockholders approved the New Directors Plan. In 2005, shareholders authorized Merrill Lynch to issue 500,000 shares under the New Directors Plan and also authorized adding all shares that remained available for issuance under the Old Directors Plan to shares available under the New Directors Plan for a total of approximately 1 million shares.
Under both plans, non-employee directors are to receive deferred stock units, payable in shares of ML & Co. common stock after a deferral period of five years. Under the Old Directors Plan, 29,573 and 41,558 deferred stock units were outstanding at year-end 2006 and 2005, respectively. Under the New Directors Plan, 55,735 and 34,306 deferred stock units remained outstanding at year-end 2006 and 2005, respectively.
Additionally, the Old Directors Plan provided for the grant of stock options which the New Directors Plan eliminated. There were approximately 121,051 and 142,117 stock options outstanding under the Old Directors Plan at year-end 2006 and 2005, respectively.
Book Value Plan
Merrill Lynch also has instruments representing the right to receive 1,143,000 shares under Merrill Lynch’s Investor Equity Purchase Plan (“Book Value Plan”). Issuances under the Book Value Plan were discontinued in 1995 and no further shares are authorized for issuance.
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
At December 29, 2006, shares subject to outstanding awards totaled 35,299,336 while 15,339,922 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during 2006, 2005, and 2004 was $79.70, $59.92, and $57.73 per award, respectively.
Other Compensation Arrangements
Merrill Lynch sponsors deferred compensation plans in which employees who meet certain minimum compensation thresholds may participate on either a voluntary or mandatory basis. Contributions to the plans are made on a tax-deferred basis by participants.

Participants’ returns on these contributions may be indexed to various mutual funds and other funds, including certain company-sponsored investment vehicles that qualify as employee securities companies.
Merrill Lynch also sponsors several cash-based employee award programs, under which certain employees are eligible to receive future cash compensation, generally upon fulfillment of the service and vesting criteria for the particular program.
When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.5 billion at December 29, 2006 and December 30, 2005. Accrued liabilities at year-end 2006 and 2005 were $2.4 billion and $2.0 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of Earnings.
NOTE 15     Income Taxes
Income tax provisions (benefits) on earnings consisted of:

(dollars in millions)	2006	2005	2004

U.S. federal
Current	$1,579	$1,016	$861
Deferred	389	261	152
U.S. state and local
Current	276	50	73
Deferred	(119)	(43)	(39)
Non-U.S.
Current	1,432	817	464
Deferred	(630)	14	(111)

Total	$2,927	$2,115	$1,400

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of statutory U.S. federal income taxes to Merrill Lynch’s income tax provisions for earnings follows:

(dollars in millions)	2006	2005	2004

U.S. federal income tax at statutory rate	$3,649	$2,531	$2,043
U.S. state and local income taxes, net of federal	102	4	22
Non-U.S. operations	(539)	(155)	(204)
Tax-exempt interest	(163)	(175)	(160)
Dividends received deduction	(54)	(62)	(42)
Valuation allowance(1)	–	–	(281)
Other	(68)	(28)	22

Income tax expense	$2,927	$2,115	$1,400

(1)	2004 amount reflects the reversal and utilization of the Japan valuation allowance.
The 2006, 2005 and 2004 effective tax rates reflect net benefits (expenses) of $496 million, $156 million, and $(33) million, respectively, related to changes in estimates for prior years, and settlements with various tax authorities. The 2005 tax rate also included $97 million of tax expense ($113 million tax expense recorded in the fourth quarter less $16 million tax benefit recorded in the second quarter) associated with the foreign earnings repatriation of $1.8 billion.
126     Merrill Lynch 2006 Annual Report

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of Merrill Lynch’s deferred tax assets and liabilities follow:

(dollars in millions)	2006	2005	2004

Deferred tax assets
Deferred compensation	$2,220	$1,379	$1,360
Stock options	1,265	1,219	1,298
Valuation and other reserves	941	991	986
Employee benefits and pension	603	508	477
Foreign exchange translation	289	352	285
Deferred interest	149	240	250
Net operating loss carryforwards	100	120	292
Restructuring related	45	48	79
Other	604	268	450

Gross deferred tax assets	6,216	5,125	5,477
Valuation allowances	(19)	(44)	(66)

Total deferred tax assets	6,197	5,081	5,411

Deferred tax liabilities
BlackRock investment	1,186	–	–
Partnership activity	264	(72)	(166)
Deferred income	242	276	331
Interest and dividends	186	221	85
Deferred acquisition costs	163	157	181
Depreciation and amortization	77	186	161
Goodwill	8	539	613
Other	99	199	380

Total deferred tax liabilities	2,225	1,506	1,585

Net deferred tax assets	$3,972	$3,575	$3,826

At December 29, 2006, Merrill Lynch had U.S. net operating loss carryforwards of approximately $1,261 million and non-U.S. net operating loss carryforwards of $36 million. The U.S. amounts are primarily state carryforwards expiring in various years after 2006. Merrill Lynch also had approximately $76 million of state tax credit carryforwards expiring in various years after 2006.
Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. An IRS examination covering the years 2001-2003 was completed in 2006, subject to the resolution of the Japanese issue discussed below. As previously disclosed, there were carryback claims from the years 2001 and 2002 which were under Joint Committee review. During the third quarter of 2006, Merrill Lynch received notice that the Joint Committee had not taken exception and the refund claims have now been received. As a result, Merrill Lynch’s 2006 effective tax rate reflects a $296 million reduction in the tax provision. IRS audits are also in progress for the tax years 2004-2006. The IRS field audit for the 2004 and 2005 tax years is expected to be completed in 2007. New York State and City audits for the years 1997-2001 were also completed in 2006 and did not have a material impact on the Consolidated Financial Statements. In the second quarter of 2005, Merrill Lynch paid a tax assessment from the Tokyo Regional Tax Bureau for the years 1998-2002. The assessment reflected the Japanese tax authority’s view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the United States, should have been allocated to Japan. Merrill Lynch has begun the process of obtaining clarification from international authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which Merrill Lynch believes to be adequate in relation to the potential for additional assessments. However, there is a reasonable possibility that additional amounts may be incurred. The estimated additional possible amounts are no more than $120 million. Merrill Lynch adjusts the level of reserves and the reasonably possible amount when there is more information available, or when an event occurs requiring a change. The reassessment of tax reserves could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.
Income tax benefits of $501 million, $317 million, and $248 million were allocated to stockholders’ equity related to employee stock compensation transactions for 2006, 2005, and 2004, respectively.
Cumulative undistributed earnings of non-U.S. subsidiaries were approximately $9.8 billion at December 29, 2006. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Merrill Lynch’s non-U.S. operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At December 29, 2006, MLPF&S’s regulatory net capital of $2,719 million was approximately 16.3% of ADI, and its regulatory net capital in excess of the minimum required was $2,213 million.
MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the FSA. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At December 29, 2006, MLI’s financial resources were $11,664 million, exceeding the minimum requirement by $1,759 million.
MLGSI, a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At December 29, 2006, MLGSI’s liquid capital of $1,644 million was 199.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $652 million.
MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 29, 2006, MLJS’s net capital was $1,369 million, exceeding the minimum requirement by $714 million.
Banking Regulation
Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of December 29, 2006.

		MLBUSA		MLBT-FSB
	Well Capitalized
(dollars in millions)	Minimum	Actual Ratio	Actual Amount	Actual Ratio	Actual Amount

Tier 1 leverage	5%	8.92%	$5,524	7.18%	$941
Tier 1 capital	6%	9.24	5,524	8.35	941
Total capital	10%	10.75	6,429	11.74	1,323

128     Merrill Lynch 2006 Annual Report

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. ML & Co. is classified as a unitary SLHC, and will continue to be so classified as long as it and MLBT-FSB continue to comply with certain conditions. Unitary SLHCs are exempt from the material restrictions imposed upon the activities of SLHCs that are not unitary SLHCs. SLHCs other than unitary SLHCs are generally prohibited from engaging in activities other than conducting business as a savings association, managing or controlling savings associations, providing services to subsidiaries or engaging in activities permissible for bank holding companies. Should ML & Co. fail to continue to qualify as a unitary SLHC, in order to continue its present businesses that would not be permissible for a SLHC, ML & Co. could be required to divest control of MLBT-FSB.
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
MLIB, an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At December 29, 2006, MLIB’s capital ratio was above the minimum requirement at 11.06% and its financial resources were $6,646 million, exceeding the minimum requirement by $1,840 million.
Prior to April 28, 2006, MLIB was an indirect subsidiary of Merrill Lynch International Finance Corporation (“MLIFC”) and was subject to capital requirements imposed by the State of New York Banking Department. Pursuant to an internal corporate reorganization, MLIFC is no longer an indirect parent company of MLIB, and therefore MLIB is no longer subject to such capital requirements.
On September 30, 2006, Merrill Lynch completed an internal reorganization of its international banking structure, when the entire business of mlib (historic) (the UK entity previously known as Merrill Lynch International Bank Limited, and authorized by the FSA) was transferred to MLIB after obtaining all necessary regulatory approvals and pursuant to High Court Orders granted in London and Singapore. The two entities were renamed as part of this reorganization. Following the transfer, mlib (historic) has been deauthorized by the FSA and is therefore no longer subject to any capital requirements imposed by the FSA.
Insurance Regulation
Merrill Lynch’s insurance subsidiaries are subject to various regulatory restrictions and at December 29, 2006, $664 million, representing 90% of the insurance subsidiaries’ net assets, was available, but subject to regulatory approval, for distribution to Merrill Lynch.
Other
Approximately 60 other subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate.
With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there are no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its preferred stock and trust preferred securities, and the governing provisions of the Delaware General Corporation Law.
NOTE 17     Subsequent Events
During the third quarter of 2006, Merrill Lynch announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates non-prime residential mortgage loans through a wholesale network. The First Franklin acquisition was completed at the beginning of the fiscal first quarter of 2007. The results of operations of First Franklin will be included in our GMI segment.
On January 29, 2007, Merrill Lynch announced that it had entered into a definitive agreement with First Republic to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in or about the third quarter of 2007, pending necessary regulatory and shareholder approvals. Following the closing, the results of operations of First Republic will be included in our GWM segment.

Supplemental Financial Information (Unaudited)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch for 2006 and 2005 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

	For the Quarter Ended
(dollars in millions,	Dec. 29,	Sept. 29,		June 30,	Mar. 31,		Dec. 30,	Sept. 30,	July 1,	Apr. 1,
except per share amounts)	2006	2006	(1)	2006	2006	(2)	2005	2005	2005	2005

Total Revenues	$18,959	$19,357		$16,704	$15,571		$13,505	$12,399	$11,328	$10,564
Interest Expense	10,350	9,452		8,531	7,599		6,720	5,717	5,007	4,330

Net Revenues	8,609	9,905		8,173	7,972		6,785	6,682	6,321	6,234
Non-Interest Expenses	5,253	5,777		5,824	7,379		4,754	4,746	4,726	4,565

Earnings Before Income Taxes	3,356	4,128		2,349	593		2,031	1,936	1,595	1,669
Income Tax Expense	1,010	1,083		716	118		638	560	460	457

Net Earnings	$2,346	$3,045		$1,633	$475		$1,393	$1,376	$1,135	$1,212

Earnings Per Common Share:
Basic	$2.71	$3.50		$1.79	$0.49		$1.56	$1.54	$1.25	$1.33
Diluted	$2.41	$3.17		$1.63	$0.44		$1.41	$1.40	$1.14	$1.21

(1)	Amounts include $2.0 billion of net revenues, $202 million of non-interest expenses and $662 million of income tax expense, associated with the BlackRock merger.
(2)	Reflects one-time expenses related to the adoption of SFAS 123R of $1.8 billion in non-interest expenses and a $582 million income tax benefit.
The principal market on which ML & Co. common stock is traded is the New York Stock Exchange. ML & Co. common stock also is listed on the Chicago Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. Information relating to the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of common stock, and the frequency and amount of cash dividends declared for the two most recent fiscal years is below.
Dividends Per Common Share

(declared and paid)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006	$.25	$.25	$.25	$.25
2005	$.16	$.20	$.20	$.20

With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there are no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its preferred stock, trust preferred securities, and the governing provisions of Delaware General Corporation Law. Certain subsidiaries’ ability to declare dividends may also be limited. See Note 16 to the Consolidated Financial Statements.
Stockholder Information
Consolidated Transaction Reporting System prices for ML & Co. common stock for the specified calendar quarters are noted below.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(at calendar period-end)	High	Low	High	Low	High	Low	High	Low

2006	$78.82	$67.95	$80.33	$65.41	$79.09	$67.49	$93.56	$78.44
2005	$61.99	$56.01	$57.50	$52.00	$61.67	$54.36	$69.34	$58.64

The approximate number of holders of record of ML & Co. common stock as of February 16, 2007 was 22,741. As of February 16, 2007, the closing price of ML & Co. common stock as reported on the New York Stock Exchange was $92.79.
130     Merrill Lynch 2006 Annual Report

Stock Performance Graph
The following performance graph compares the performance of our common stock for the last five years to that of the S&P 500 Index, the S&P 500 Financial Index and our Peer Group. The Peer Group is comprised of the following companies: The Bear Stearns Companies Inc.; Citigroup Inc.; The Goldman Sachs Group, Inc.; JPMorgan Chase & Co.; Lehman Brothers Holdings Inc.; and Morgan Stanley. The graph assumes that the value of the investment in our common stock and of each of the three named indices was $100 at December 28, 2001 and that all dividends were reinvested. Points on the graph represent the performance as of the last Friday in December of the specified year, the day of our fiscal year end. Stock price performance shown on the graph is not necessarily indicative of future price performance.

	2001	2002	2003	2004	2005	2006

Merrill Lynch & Co., Inc.	100.00	73.75	112.50	118.12	135.57	188.82
S&P 500 Index	100.00	76.65	97.71	109.92	115.32	133.54
S&P 500 Financials Index	100.00	84.16	109.10	122.87	130.83	155.94
Peer Group	100.00	74.02	106.54	112.93	122.85	158.06

Other Information (Unaudited)
Regulation and Supervision
Certain aspects of our business, and the business of our competitors and the financial services industry in general, are subject to stringent regulation by U.S. federal and state regulatory agencies and securities exchanges and by various non-U.S. government agencies or regulatory bodies, securities exchanges, self-regulatory organizations, and central banks, each of which has been charged with the protection of the financial markets and the interests of those participating in those markets.
▪
These regulatory agencies in the United States include, among others, the SEC, the CFTC, the Federal Energy Regulatory Commission (“FERC”), the FDIC, the Municipal Securities Rulemaking Board (“MSRB”), the UTDFI and the OTS.

▪
Outside the United States, these regulators include the FSA in the United Kingdom; the Irish Financial Regulator; the Federal Financial Supervisory Authority in Germany; the Commission Bancaire, the Comite des Establissements de Credit et des Enterprises d’Investissement and the Autorite des marches financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange (“JFSA”); the Japanese Securities and Exchange Surveillance Commission; the Monetary Authority of Singapore; the Office of the Superintendent of Financial Institutions in Canada; the National Securities Commission in Argentina; the Securities and Exchange Commission in Brazil; the National Securities and Banking Commission in Mexico; and the Securities and Futures Commission in Hong Kong, among many others.

Additional legislation and regulations, and changes in rules promulgated by the SEC or other U.S. federal and state government regulatory authorities and self-regulatory organizations and by non-U.S. government regulatory agencies may directly affect the manner of our operation and profitability. Certain of our operations are subject to compliance with privacy regulations enacted by the U.S. federal and state governments, the EU, other jurisdictions and/or enacted by the various self-regulatory organizations or exchanges.
ML & Co. and certain U.S. and non-U.S. regulated subsidiaries are subject to regulatory capital requirements. Many of the principal regulators for these legal entities are in the process of revising their capital requirements to be consistent with the Basel II capital standards issued by the Basel Committee on Banking Supervision. We continue to address implementation of these revised regulatory capital requirements for ML & Co. and the relevant subsidiaries, as required. We are investing in enhancements to our measurement and reporting systems to support effective implementation across the firm.
United States Regulatory Oversight and Supervision
Holding Company Supervision
In June 2004, the SEC approved the Consolidated Supervised Entity rule that created a voluntary framework for comprehensive group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. We are a consolidated supervised entity subject to group-wide supervision by the SEC and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, we are computing allowable capital and risk allowances thereto; permitting the SEC to examine the books and records of ML & Co. and any affiliate that does not have a principal regulator; and have adopted various additional SEC reporting, record-keeping, and notification requirements.
Broker-Dealer Regulation
MLPF&S, Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as securities exchanges (including NYSE and the National Association of Securities Dealers, Inc. (“NASD”)). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S, are registered as investment advisers with the SEC.
The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch subsidiaries. Additional information regarding certain net capital requirements is set forth in Note 16 to the Consolidated Financial Statements.
We formed the Special Structured Products Committee as part of an agreement with the Department of Justice. This Committee, which is comprised of senior managers across business, support and risk functions, reviews a variety of transactions with the objective of advancing the appropriateness and integrity of such client transactions.
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
132     Merrill Lynch 2006 Annual Report

Sarbanes-Oxley and Related Rules
Aspects of our public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and certain related regulations and rules proposed and/or adopted by the SEC, the NYSE and other self-regulatory organizations. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that our financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the Audit Committee of the Board of Directors includes an Audit Committee financial expert. Related NYSE and other self-regulatory organization rules require that our Chief Executive Officer certify compliance with applicable corporate governance standards. These rules also require listed companies to, among other items, adopt corporate governance guidelines and a code of business conduct, tighten applicable criteria for determining director and audit committee member independence, and increase the authority and responsibilities of the Audit Committee.
Mutual Fund Industry Regulation
During 2003 and continuing into 2004, abuses by certain participants in the mutual fund industry, including those relating to market timing, late trading, selective disclosure, and certain sales-related practices, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and adopted rules to require enhanced disclosure and supervision of market timing policies and pricing. In addition, the SEC proposed and adopted rules requiring additional disclosure concerning portfolio managers, breakpoint discounts on the sale of fund shares, and the process for approving advisory contracts, as well as enhanced periodic reports. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and requiring that funds designate a single chief compliance officer. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses and therefore adversely affect the profitability of these businesses. As a result of the BlackRock merger, we do not expect that this regulation will have a significant impact on our future operations.
Research Related Regulation
Over the previous several years, the research function at integrated broker-dealers has been the subject of substantial regulatory and media attention. As a result of regulatory and legal mandates as well as firm initiatives, we enacted a number of new policies to enhance the quality of our research product including: modifying the compensation system for research analysts; forming a Research Recommendations Committee to review equity analysts’ investment recommendations; adopting a new simplified securities rating system; implementing new policies and procedures to comply with all legal requirements, including those limiting communications between equity research analysts and investment banking and other origination personnel; and adding additional disclosures on research reports regarding potential conflicts of interest. We also appointed an independent consultant who identified independent third-party research providers to provide fundamental research on certain companies that we cover. This research has been made available to our clients in the United States beginning in July 2004 in accordance with legal requirements. Under the terms of the global research settlement, in 2005 we appointed an independent monitor who reported on our compliance with the terms of the settlement.
The compensation system for research analysts includes an evaluation of the performance of analysts’ recommendations, including the extent to which the analyst’s insights and recommendations have benefited investors. The compensation of all analysts responsible for the substance of an equity research report is required to be reviewed and approved by a committee reporting to the Board of Directors of MLPF&S. The Management Development and Compensation Committee of the ML & Co. Board of Directors, a Committee consisting entirely of independent directors, is also required to review this compensation process for consistency with certain legal requirements. The Audit Committee of the ML & Co. Board of Directors is required to review the budget and expense allocation process for research for consistency with the terms of the global research settlement. Our Investment Banking Group has no input into research analyst compensation or the research budget.
The NYSE and the NASD continue to consider and propose changes to regulations relating to equity research and amendments to their rules are expected to be adopted in 2007. Research activities also remain a focus of securities regulators’ rulemaking outside the U.S.
Client Information Regulation
Broker-dealers and certain other financial institutions are subject to the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”), which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires broker-dealers and other financial institutions to establish anti-money laundering compliance programs which must include policies and procedures to verify client identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the USA PATRIOT Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. We have established policies, procedures and systems designed to comply with these regulations. Among other initiatives, we have adopted a Customer Identification Program in October 2003.
We have also become subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach-Bliley Act in the United States and the European Union Data Protection Directive in EU countries. Many states have also recently passed new privacy and information security laws. We have adopted additional policies and procedures in response to such requirements and continue to track and respond to new requirements.
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
Merrill Lynch Alternative Investments LLC is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities. IQ Advisors is registered with the CFTC.
MLGSI is subject to regulation by the NASD and, as a member of the Chicago Board of Trade, is subject to the rules of that exchange. It is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch’s municipal finance professionals are subject to various trading and underwriting regulations of the MSRB.
MLBT-FSB, a federal savings bank, is subject to regulation by the OTS and the FDIC. Merrill Lynch Credit Corporation is a subsidiary of MLBT-FSB.
MLBUSA is regulated primarily by the UTDFI and the FDIC. Merrill Lynch Business Financial Services Inc., (“MLBFS”), ML Private Finance LLC and Merrill Lynch Commercial Finance Corp. are wholly-owned subsidiaries of MLBUSA, and their activities are regulated and subject to examination by the FDIC and the UTDFI. In addition to the UTDFI and the FDIC, MLBFS is licensed or registered in eight jurisdictions, subjecting it to regulation and examination by the appropriate authorities in those jurisdictions.
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
Merrill Lynch Financial Markets, Inc. (“MLFM”) is registered with, and received approval in January 2005 from, the SEC to act as an OTC Derivatives Dealer. A special set of SEC rules apply to OTC Derivatives Dealers. MLFM is in an initial stage of operations.
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
MLI is regulated and supervised in the United Kingdom by the FSA and by local regulators in certain other jurisdictions with respect to its branch offices. MLIB is authorized and regulated by the Irish Financial Regulator and by local regulators in certain other jurisdictions with respect to its branch offices and subsidiaries. Merrill Lynch’s activities in Australia are regulated by the Australian Securities and Investments Commission or the Australian Prudential Regulatory Authority, and its Hong Kong and Singapore operations are regulated and supervised by the Hong Kong Securities and Futures Commission and the Monetary Authority of Singapore, respectively. Merrill Lynch’s Japanese business is subject to the regulation of the JFSA as well as other Japanese regulatory authorities.
Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. Merrill Lynch Bank and Trust (Cayman) Limited is regulated by the Cayman Islands Monetary Authority and its international representative office by the Federal Reserve and the Florida Department of Banking.
134     Merrill Lynch 2006 Annual Report

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
IPO Allocation Litigation
In re Initial Public Offering Antitrust Litigation: Merrill Lynch is named as one of ten defendants in this consolidated class action filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants and unnamed coconspirators violated antitrust laws by conspiring to “require from customers consideration in addition to the underwriters’ discount for allocation of shares of initial public offerings of certain technology companies...and to inflate the aftermarket prices for such securities.” On November 3, 2003, the district court granted the defendants’ motions to dismiss the complaint on the ground that the conduct was immune from the antitrust laws. On September 28, 2005, the Second Circuit reversed the district court’s decision dismissing the case. In December 2006, the United States Supreme Court granted the defendants’ petition for certiorari seeking review of the Second Circuit’s decision. A decision by the Supreme Court is expected by the end of June 2007.
In re Initial Public Offering Securities Litigation: Merrill Lynch has been named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriter defendants, including Merrill Lynch, artificially inflated and maintained the stock prices of the relevant securities by creating an artificially high aftermarket demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriter defendants as class actions. On December 5, 2006, the Second Circuit Court of Appeals reversed this order, holding that the district court erred in certifying these cases as class actions. Plaintiffs are seeking rehearing by the Second Circuit.
IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: Merrill Lynch is one of approximately two dozen defendants that have been named in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase certain initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and certain issuers in initial public offerings. On September 25, 2002, the court denied defendants’ motion to dismiss the issuer claims. On February 24, 2004, the court granted defendants’ motion to dismiss the investor claims for damages and penalties, and permitted the case to proceed only with regard to claim for injunctive relief. On July 16, 2006, the Second Circuit Court of Appeals agreed to hear plaintiff’s appeal of the district court’s decision not to certify a broader class. The parties are awaiting a decision by the Second Circuit.
Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas against 69 defendants purportedly on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The complaint also alleges that Merrill Lynch violated the securities laws in connection with its role as placement agent for and limited partner in an Enron-controlled partnership called LJM2. Plaintiff has argued that certain defendants, including Merrill Lynch, can potentially be liable for all of the losses caused by the alleged misconduct involving Enron, regardless of whether they knew of or participated in that conduct. The district court has denied Merrill Lynch’s motions to dismiss, and has certified a class action by Enron shareholders and bondholders against Merrill Lynch and other defendants. On February 5, 2007, the United States Court of Appeals for the Fifth Circuit heard oral argument on Merrill Lynch’s appeal of the district court’s decision to certify a class action. In that appeal, Merrill Lynch argued that the district court had erred by 1) treating Merrill Lynch as a potential primary violator rather than an aider and abettor, which has no liability under the federal securities laws; 2) holding that plaintiffs could have relied on Merrill Lynch’s conduct even though Merrill Lynch believes there has been no showing that such conduct inflated the price of Enron securities, and 3) holding that investment banks, including Merrill Lynch, could be liable for the losses caused by conduct in which they did not participate. Absent relief by the Fifth Circuit, the trial of the case is scheduled to begin on April 16, 2007.

Other Enron Litigation
Over a dozen other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities. There has been no adjudication of the merits of these claims.
Allegheny Energy Litigation
Merrill Lynch v. Allegheny Energy, Inc.: On September 24, 2002, Merrill Lynch filed an action in the United States District Court for the Southern District of New York against Allegheny Energy, Inc. The complaint alleged that Allegheny owed Merrill Lynch the final $115 million payment due in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York claiming misrepresentations in connection with Merrill Lynch’s sale of the energy trading business to Allegheny. On July 18, 2005, following a bench trial, the court issued a decision holding that Allegheny is required to pay Merrill Lynch $115 million plus interest and that Allegheny is not entitled to any recovery against Merrill Lynch. On September 22, 2005, Allegheny appealed the court’s July 18, 2005 decision awarding Merrill Lynch $115 million plus interest on its claim and denying Allegheny any relief on its claim. The parties are awaiting a decision on that appeal.
Short Sales Litigation
Electronic Trading Group, LLC v. Banc of America Securities LLC, et al: On April 12, 2006, a purported class action was filed against eleven financial services firms, including Merrill Lynch, in the United States District Court for the Southern District of New York. The case alleges that the defendants violated federal antitrust laws by charging unearned fees on short sales by their clients even when they failed to borrow and/or deliver stock in support of those short sales. Merrill Lynch is vigorously defending itself against these charges.
Avenius v. Banc of America Securities LLC, et al: On June 22, 2006, 37 purchasers of securities of NovaStar Financial filed an action against eleven financial services firms, including Merrill Lynch, in the California Superior Court in San Francisco. The case alleges that the defendants improperly depressed the price of NovaStar Financial shares by facilitating short sales that did not comply with regulatory requirements. Merrill Lynch is vigorously defending itself against these charges.
Overstock.com, Inc. v. Morgan Stanley & Co., et al: On February 2, 2007, Overstock.com brought an action in the Superior Court of the State of California, County of San Francisco, against approximately a dozen investment banks, including Merrill Lynch, alleging that they violated state law by improperly facilitating short sales of Overstock.com, which artificially depressed the price of its shares. Merrill Lynch is vigorously defending itself against these charges.
Bank Sweep Programs Litigation
DeBlasio v. Merrill Lynch, et al: On January 12, 2007, a purported class action was brought against Merrill Lynch and three other securities firms in the United States District Court for the Southern District of New York alleging that their bank sweep programs violated state law because their terms were not adequately disclosed to customers. Merrill Lynch believes that the complaint mischaracterizes those disclosures, and that in fact full disclosure was made of the terms of the bank sweep programs. Merrill Lynch intends to move to dismiss the complaint.
Employment Litigation
McReynolds v. Merrill Lynch: On November 18, 2005, a purported class action was filed in the United States District Court for the Northern District of Illinois seeking to certify a class of current and former African American Merrill Lynch employees, as well as African Americans who applied for employment. Plaintiff alleges that the firm has engaged in a pattern and practice of discrimination against African Americans in violation of federal Civil Rights statutes. Merrill Lynch is vigorously contesting these claims.
Parmalat Litigation
Merrill Lynch Capital Markets Bank Limited is one of dozens of defendants sued in Italy by Dr. Enrico Bondi, the specially appointed administrator of Parmalat Finanziaria S.p.A. (“Parmalat”). Parmalat was admitted into insolvency proceedings in Italy on December 27, 2003. One of the claims against Merrill Lynch Capital Markets Bank Limited is that in 2003 it wrongfully helped Parmalat stay in business, and thus continue to lose money, by buying options from Parmalat prior to Parmalat being admitted into insolvency proceedings. Merrill Lynch is vigorously contesting these claims.
SwissAir Litigation
Merrill Lynch Capital Markets Bank AG (“MLCMB AG”) was one of several defendants sued in Zurich, Switzerland by the Liquidator of SAirGroup (“SwissAir”). The Liquidator claimed that SwissAir lacked authority to enter into certain transactions with MLCMB AG in 1999 and 2000 pursuant to which SwissAir received an economic interest in additional SwissAir shares, and that MLCMB AG should pay the
136     Merrill Lynch 2006 Annual Report

Liquidator losses on those shares. On March 1, 2006, the commercial court of Zurich declined to dismiss the case on procedural grounds, but did not rule on the substance of any of the claims. In December 2006, the matter was settled for an amount that is confidential and not material to Merrill Lynch’s financial statements.
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
Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including the class action lawsuits disclosed in ML & Co.’s public filings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.
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
Principal Facilities in the United States
Merrill Lynch’s executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. Merrill Lynch affiliates lease portions of 4 World Financial Center (1,800,000 square feet) and 2 World Financial Center (2,500,000 square feet); both leases expire in 2013. Another Merrill Lynch affiliate is a partner in the partnership that holds the ground lessee’s interest in 4 World Financial Center. As of December 2006, Merrill Lynch occupied the entire 4 World Financial Center and approximately 20% of 2 World Financial Center.
In New York City, MLPF&S leases 662,000 square feet in lower Manhattan. The lease expires in 2007. Merrill Lynch occupies 91% of a 760,000 square foot building at 222 Broadway, New York that is owned by a Merrill Lynch subsidiary. In New Jersey, a Merrill Lynch affiliate owns a 669,000 square foot office building in Plainsboro. MLPF&S leases 494,000 square feet (reduced to 236,350 square feet after March 2007) at 101 Hudson Street in Jersey City, New Jersey. This lease expires in 2017 unless renewal rights are exercised. A Merrill Lynch affiliate leases and occupies, pursuant to an operating lease with an unaffiliated lessor, 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. The Merrill Lynch affiliate that is the lessee under such operating lease owns the underlying land upon which the Hopewell facilities are located. Merrill Lynch affiliates own a 54-acre campus in Jacksonville, Florida, with four buildings.
Principal Facilities Outside the United States
Merrill Lynch occupies various sites in London. Merrill Lynch owns and occupies 100% of its 560,000 square foot London headquarters facility known as Merrill Lynch Financial Centre. In addition to the Merrill Lynch Financial Centre, Merrill Lynch leases approximately 425,473 square feet in other London locations with various terms, the longest of which lasts until 2015. It occupies 203,104 square feet of this space and has either sublet or is currently marketing the remainder. In Tokyo, a Merrill Lynch affiliate leases 280,000 square feet until 2014 for its headquarters.

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
The numbers in the table are as of December 29, 2006, the last day of Merrill Lynch’s 2006 fiscal year.

			Weighted-average
	Securities Issuable Upon		Exercise Price of	Securities that Remain
	Exercise of Outstanding		Outstanding Options,	Available for Issuance
Equity Compensation Plan Category	Options, Warrants, and Rights	(1)	Warrants, and Rights	Under Plans

Plans approved by shareholders	9,202,520		$53.67	107,664,077
Plans not approved by shareholders(2)	121,354,274		$52.38	46,003,698

Total	130,556,794		$52.47	153,667,775	(3)

(1)
Merrill Lynch also has made the following grants under its stock compensation plans that remain outstanding as of December 29, 2006 and are not included in this column: 35,299,336 units (payable in stock) under FACAAP and 72,003,324 restricted shares and restricted units granted under LTICP-Executive, LTICP-M&P and ESCP. In addition, in January 2007, 16,238,969 restricted shares and 2,773,969 restricted units were granted under both ESCP and LTICP-Executive, 204,998 stock options were granted under LTICP-M&P and 2,753,394 units (payable in stock) were granted under FACAAP.

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

(3)
This amount includes, as of December 29, 2006: 33,114,136 shares available for issuance under LTICP-Executive; 30,636,598 shares available for issuance under LTICP-M&P; 10,830,839 shares available for issuance under ECAP; 22,572,871 shares available for issuance under the Employee Stock Purchase Plan; 15,339,922 shares available for issuance under FACAAP; 940,796 and 26,789 shares available for issuance under the New and Old Director Plans, respectively; and 40,205,824 shares available for issuance under ESCP.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On December 8, 2006, ML & Co. issued 1,222,102 shares of unregistered ML & Co. common stock with an aggregate value on the date of issue of $111 million in connection with its acquisition of Petrie Parkman & Co., Inc. (“Petrie”). The ML & Co. common stock was issued to the former holders of the common stock of Petrie in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and is subject to an escrow arrangement. The exemption from registration was based on, among other things, the number of former holders of the common stock of Petrie who received ML & Co. common stock and on the representations such persons made to Merrill Lynch in the Agreement and Plan of Merger dated as of October 22, 2006. Under the escrow arrangement, subject to the satisfaction of certain post-closing conditions and indemnity obligations, 50% of the stock will be released eighteen months after the closing date, with the remainder to be released 36 months after the closing date. ML & Co. does not plan to file a registration statement under the Securities Act of 1933 to register the resale of the ML & Co. shares by the counterparties.
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Funding — Equity Capital for details on purchases made by or on behalf of us or any “affiliated purchaser” of our common stock for the year ended December 29, 2006.
138     Merrill Lynch 2006 Annual Report

Executive Officers of Merrill Lynch & Co., Inc.
The following list sets forth the name, age, present title, principal occupation and certain biographical information for ML & Co.’s executive officers, all of whom have been elected by the ML & Co. Board of Directors. Unless otherwise indicated, the officers listed are of ML & Co. Under ML & Co.’s By-Laws, elected officers are elected annually to hold office until their successors are elected and qualify or until their earlier resignation or removal.
E. Stanley O’Neal (55) Chairman of the Board since April 2003; Chief Executive Officer since December 2002; President and Chief Operating Officer since July 2001; Executive Vice President from April 1997 to July 2001; President of U.S. Private Client (now a part of Global Private Client) from February 2000 to July 2001; Chief Financial Officer from March 1998 to February 2000.
Rosemary T. Berkery (53) Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client (now a part of Global Private Client) Marketing and Investments from June 2000 to September 2001; Co-Director of Global Securities Research & Economics Group from April 1997 to June 2000.
Jeffrey N. Edwards (45) Senior Vice President since April 2005; Chief Financial Officer since March 2005; Senior Vice President and Head of Investment Banking for Americas region from September 2004 to March 2005; Head of Global Capital Markets and Financing from August 2003 to September 2004; Co-Head of Global Equity Markets (covering trading, sales and origination activities) from October 2001 to August 2003; prior to that, in March 2000, appointed Co-Head of Global Equity Capital Markets.
Ahmass L. Fakahany (48) Executive Vice President since December 2002; Vice Chairman and Chief Administrative Officer since March 2005; Chief Financial Officer from November 2002 to March 2005; Chief Operating Officer for Global Markets and Investment Banking (“GMI”) from October 2001 to November 2002; Senior Vice President and Finance Director from December 1998 to October 2001.
Gregory J. Fleming (44) Executive Vice President since October 2003; President of GMI since August 2003; Chief Operating Officer of the Global Investment Banking Group of GMI from January 2003 to August 2003; Co-Head of the Global Financial Institutions Group of GMI from April 2001 to August 2003; Head of the United States Financial Institutions Group of GMI from June 1999 to April 2001; Managing Director of the Global Investment Banking Group of GMI from February 1999 to October 2003.
Dow Kim (44) Executive Vice President since October 2003; President of GMI since August 2003; Head of the Global Debt Markets Group of GMI from October 2001 to August 2003; Managing Director and Head of Global Enterprise Risk Management within the Global Debt Markets Group of GMI from April 2000 to October 2001; Head of the Fixed Income business in Japan from July 1997 to March 2000.
Robert J. McCann (48) Executive Vice President since August 2003; Vice Chairman and President of Global Private Client since June 2005; Vice Chairman, Wealth Management Group from August 2003 to June 2005; Vice Chairman and Director of Distribution and Marketing for AXA Financial Inc. from March 2003 to August 2003; Head of the Global Securities Research & Economics Group of Merrill Lynch from October 2001 to March 2003; Chief Operating Officer of GMI from September 2000 to October 2001; Head of the Global Institutional Client Division of GMI from August 1998 to September 2000.

Corporate Information
Common Stock
Exchange Listings
Our common stock (trading symbol MER) is listed on the New York Stock Exchange, the Chicago Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange.
Transfer Agent and Registrar
Wells Fargo Bank, N.A. is the recordkeeping transfer agent for Merrill Lynch & Co., Inc. common stock. Questions from registered shareholders on dividends, lost or stolen certificates, the transfer of their physical stock certificates, direct registration of common stock, changes of legal or dividend addresses and other matters relating to registered shareholder status should be directed to:
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
Transfer Agent and Registrar
The Bank of New York
101 Barclay Street
New York, NY 10286
Attn: Corporate Trust Administration
Form 10-K Annual Report for 2006 For copies of our 2006 Annual Report on Form 10-K (including financial schedules but excluding other exhibits), visit our Investor Relations website at www.ir.ml.com or write to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Equal Employment Opportunity We are fully committed to Equal Employment Opportunity and to attracting, retaining, developing and promoting the most qualified employees regardless of race, national origin, religion, sexual orientation, gender, age, disability or veteran status or any other characteristic prohibited by state or local law. For more information, write to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Charitable Contributions A summary of our charitable contributions is available on our Global Philanthropy website at www.ml.com/ philanthropy or upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
Annual Meeting The 2007 Annual Meeting of Merrill Lynch & Co., Inc. shareholders will take place at the Merrill Lynch Hopewell Campus, 1550 Merrill Lynch Drive, Hopewell, New Jersey. The meeting is scheduled for April 27, 2007, at 10:00 a.m. Eastern Time.
Corporate Governance We have long adhered to best practices in corporate governance in fulfillment of our responsibilities to shareholders. Our practices align management and shareholder interests. Highlights of our corporate governance practices include:
▪	A Board of Directors composed of twelve directors — eleven of whom are independent — and Board Committees composed solely of independent directors;

▪
Corporate Governance Guidelines that set forth specific criteria for director qualifications, Board and Board Committee composition, director responsibilities, orientation and education requirements and annual Board self-evaluation;

▪	Director Independence Standards adopted by the Board of Directors to form the basis of director independence determinations required by NYSE rules;

▪	Charters for each of our Board Committees reflecting current best corporate governance practices;

▪	Guidelines for Business Conduct adopted by the Board of Directors as our code of ethics for our directors, officers and employees and supplemented by our Code of Ethics for Financial Professionals;

▪	Designation of two Audit Committee members as audit committee financial experts in accordance with SEC regulations; and

▪	A formal disclosure committee composed of senior officers for the purpose of implementing, monitoring and evaluating our disclosure controls and procedures.
Our Corporate Governance Guidelines, Director Independence Standards, charters for our Board Committees, Guidelines for Business Conduct, Related Party Transactions Policy and Code of Ethics for Financial Professionals are available on our Investor Relations website at www.ir.ml.com. Shareholders may obtain copies of these materials, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.
We have included as exhibits to our Annual Report on Form 10-K for the 2006 fiscal year filed with the Securities and Exchange Commission certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure. We have submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by Merrill Lynch of their corporate governance listing standards.
www.ml.com

140     Merrill Lynch 2006 Annual Report

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Consolidated Financial Statements
The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page 19

2.	Financial Statement Schedule
The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on Exhibit 99.9. The schedule also appears in Exhibit 99.9 and is incorporated herein by reference.

3.	Exhibits
An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2006 results.

Item Number	Page

Part I
1. Business	21-22, 24-129, 132-135, 137
1A. Risk Factors	23-24
1B. Unresolved Staff Comments	None
2. Properties	137
3. Legal Proceedings	135-137
4. Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	45-46, 130-131, 138
6. Selected Financial Data	20
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-66
7A. Quantitative and Qualitative Disclosures about Market Risk	51-61, 96-99
8. Financial Statements and Supplementary Data	69-130
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A. Controls and Procedures	67-68
9B. Other Information	Not Applicable

Part III
10. Directors, Executive Officers and Corporate Governance	21, 139*
11. Executive Compensation	**
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138***
13. Certain Relationships and Related Transactions, and Director Independence	****
14. Principal Accounting Fees and Services	*****

Part IV
15. Exhibits and Financial Statement Schedules	141, E-1-E-4
SIGNATURES	143

*	For additional information regarding Directors, see the material under the captions “Election of Directors,” “CORPORATE GOVERNANCE,” and “OTHER MATTERS” in the definitive Proxy Statement for Merrill Lynch’s Annual Meeting of Stockholders to be held on April 27, 2007, to be filed with the SEC (Proxy Statement), incorporated herein by reference.
**	See the material under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION” in the Proxy Statement, incorporated herein by reference.
***	See also the material under the caption “BENEFICIAL OWNERSHIP OF OUR COMMON STOCK” in the Proxy Statement, incorporated herein by reference.
****	See the material under the captions “CORPORATE GOVERNANCE” and “Certain Relationships and Transactions” in the Proxy Statement, incorporated herein by reference.
*****	See the material under the captions “Pre-Approval of Services Provided by Our Independent Registered Public Accounting Firm” and “Fees Paid to Our Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2007.		ARMANDO M. CODINA	/s/ Armando M. Codina Armando M. Codina Director

Merrill Lynch & Co., Inc. Registrant		VIRGIS W. COLBERT	/s/ Virgis W. Colbert Virgis W. Colbert Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein Judith A. Witterschein Secretary	JILL K. CONWAY	/s/ Jill K. Conway Jill K. Conway Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of February 2007.		ALBERTO CRIBIORE	/s/ Alberto Cribiore Alberto Cribiore Director

E. STANLEY O’NEAL	/s/ E. Stanley O’Neal E. Stanley O’Neal Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	JOHN D. FINNEGAN	/s/ John D. Finnegan John D. Finnegan Director

JEFFREY N. EDWARDS	/s/ Jeffrey N. Edwards Jeffrey N. Edwards Senior Vice President and Chief Financial Officer (Principal Financial Officer)	JUDITH MAYHEW JONAS	/s/ Judith Mayhew Jonas Judith Mayhew Jonas Director

LAURENCE A. TOSI	/s/ Laurence A. Tosi Laurence A. Tosi Senior Vice President and Finance Director (Principal Accounting Officer)	DAVID K. NEWBIGGING	/s/ David K. Newbigging David K. Newbigging Director

		AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

		JOSEPH W. PRUEHER	/s/ Joseph W. Prueher Joseph W. Prueher Director

		ANN N. REESE	/s/ Ann N. Reese Ann N. Reese Director

		CHARLES O. ROSSOTTI	/s/ Charles O. Rossotti Charles O. Rossotti Director

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

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2	Transaction Agreement and Plan of Merger, dated February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock Inc., New Boise, Inc. and Boise Merger Sub, Inc. (Exhibit 2.1 to 8-K dated February 22, 2006).

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated November 14, 2005).
3.2	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).
3.3	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share, effective as of March 9, 2005 (Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).
3.4	Certificate of Designations for ML & Co. 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).
3.5	Certificate of Designations for ML & Co. Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).
3.6	Restated By-Laws of ML & Co., effective as of December 11, 2006 (Exhibit 3.1 to 8-K dated December 12, 2006).

Instruments Defining the Rights of Security Holders, Including Indentures
ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.
4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Bank of New York[1], as Trustee (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 15, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).
4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and The Bank of New York (filed as Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and The Bank of New York (filed as Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and The Bank of New York (filed as Exhibit 4(b)(ix) to S-3 (file no. 333-109802)).
4.5	Senior Indenture, dated as of October 1, 1993 between ML & Co. and The Bank of New York (“1993 Senior Indenture”) (filed as Exhibit(4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).
4.6	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Bank of New York (filed as Exhibit 4(a) to 8-K dated July 2, 1998).
4.7	Form of Subordinated Debenture Indenture, dated as of December 17, 1996, between ML & Co. and The Bank of New York (“1996 Subordinated Indenture”) (filed as Exhibit 4.7 to S-3 (file no. 333-16603).
4.8	Supplemental Indenture to the 1996 Subordinated Indenture, dated as of May 16, 2006, between ML & Co. and The Bank of New York (filed as Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated May 16, 2006).
4.9	Indenture, dated as of May 23, 2001, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.4 to 10-Q for the quarter ended September 24, 2004 (“Third Quarter 2004 10-Q”).
4.10	First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.5 to Third Quarter 2004 10-Q).
4.11	Second Supplemental Indenture, dated as of November 9, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Optiontm Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4 to 8-K dated November 10, 2004).
4.12	Indenture, dated as of March 13, 2002, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.6 to Third Quarter 2004 10-Q).

1 As used in this section of this Report, “The Bank of New York” means The Bank of New York, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.13		First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Option tm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.7 to Third Quarter 2004 10-Q).
4.14		Indenture, dated as of December 14, 2004, between ML & Co. and The Bank of New York, relating to ML & Co.’s Exchange Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).
4.15		Deposit Agreement, dated as of November 1, 2004, between ML & Co., The Bank of New York, as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 1 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated October 26, 2004).
4.16		Deposit Agreement, dated as of March 14, 2005, between ML & Co., The Bank of New York, as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 2 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated March 11, 2005).
4.17		Deposit Agreement, dated as of November 17, 2005, between ML & Co., The Bank of New York, as Depositary, and the holders from time to time of the 6.375% Non-Cumulative Preferred Stock, Series 3 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).
4.18		Deposit Agreement, dated as of November 17, 2005, between ML & Co., The Bank of New York, as Depositary, and the holders from time to time of the Floating Rate Non-Cumulative Preferred Stock, Series 4 depositary shares of ML & Co. (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).
4.19		Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and Wells Fargo Bank, N.A. (successor to Mellon Investor Services, L.L.C.) (filed as Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts
10	.1†	ML & Co. Equity Capital Accumulation Plan, as amended through July 26, 1999 (Exhibit 10(iii) to 10-Q for the quarter ended June 25, 1999).
10	.2†	Written description of retirement program for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).
10	.3†	Form of Severance Agreement between ML & Co. and certain of its directors and executive officers (Exhibit 10.3 to 10-K for the fiscal year ended December 31, 2004).
10.4		Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).
10	.5†	Written description of ML & Co.’s incentive compensation programs (Exhibit 10(ix) to 1998 10-K).
10	.6†	Written description of ML & Co.’s compensation policy for directors and executive officers (pages 28 to 30 and pages 37 to 47 of ML & Co.’s Proxy Statement for the 2006 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 10, 2006).
10.7		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-51825)).
10.8		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-15035)).
10.9		Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-59143)).
10	.10†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).
10	.11†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).
10	.12†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).
10	.13†	Form of ML & Co. Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).
10	.14†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).
10	.15†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).
10	.16†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).
10	.17†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).
10	.18†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).

10	.19†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).
10	.20†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).
10	.21†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).
10	.22†	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002 (“2002 10-K”)).
10	.23†	ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).
10	.24†	ML & Co. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 8-K dated October 8, 2004).
10	.25†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).
10	.26†	Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).
10	.27†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).
10	.28†	Merrill Lynch Financial Advisor Capital Accumulation Award Plan (Exhibit 10.30 to 2002 10-K).
10	.29†	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).
10	.30†	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended April 27, 2001 (Exhibit 10(xxx) to 2001 10-K).
10	.31†	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended April 27, 2001 (Exhibit 10(i) to 10-Q for the quarter ended June 29, 2001).
10	.32†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).
10	.33†	ML & Co. Employee Stock Compensation Plan (Exhibit C to ML & Co.’s Proxy Statement for the 2003 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 14, 2003).
10	.34†	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).
10	.35†	Form of Restricted Covenant Agreement between ML & Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).
10	.36†	ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005).
10	.37†	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).
10	.38†	Form of grant document under ML & Co. Managing Partner Incentive Program (Exhibit 10 to 8-K dated January 23, 2006).
10	.39†*	ML&Co. 2007 Deferred Compensation Plan for a Select Group of Eligible Employees.
11		Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).
12	*	Statement re: computation of ratios.
14.1		ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (Exhibit 14.1 to 10-K for the fiscal year ended December 30, 2005).
14.2		ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).
21	*	Subsidiaries of ML & Co.
23	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Additional Exhibits
99	.1*	Reconciliation of Non-GAAP Measures.
99	.2*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to the information set forth in Exhibit 12 under the captions “Ratio of Earnings to Fixed Charges” and “Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends”.
99	.3*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table set forth in this Report.
99.4		Charter of the Audit Committee of the ML & Co. Board of Directors (Exhibit 99.3 to 10-K for the fiscal year ended December 30, 2005).
99.5		Charter of the Finance Committee of the ML & Co. Board of Directors (Exhibit 99.4 to 10-K for the fiscal year ended December 30, 2005).
99.6		Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors (Exhibit 99.5 to our 10-K for the fiscal year ended December 30, 2005).
99.7		Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors (Exhibit 99.6 to our 10-K for the fiscal year ended December 30, 2005).
99.8		Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).
99	.9*	Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-4