Form 10-Q
period 2007-03-30
MERRILL LYNCH & CO INC
filed 2007-05-07
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007
OR

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

868,179,167 shares of Common Stock and 2,623,688 Exchangeable Shares as of the close of business on April 30, 2007. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Mar. 30,	Mar. 31,
(in millions, except per share amounts)	2007	2006

Net Revenues
Principal transactions	$2,734	$1,988
Commissions	1,697	1,560
Investment banking	1,514	1,023
Managed accounts and other fee-based revenues	1,354	1,679
Revenues from consolidated investments	131	104
Other	1,083	553

Subtotal	8,513	6,907

Interest and dividend revenues	12,962	8,664
Less interest expense	11,621	7,599

Net interest profit	1,341	1,065

Total Net Revenues	9,854	7,972

Non-Interest Expenses
Compensation and benefits	4,887	5,750
Communications and technology	480	453
Brokerage, clearing, and exchange fees	310	259
Occupancy and related depreciation	265	241
Professional fees	225	200
Advertising and market development	158	144
Office supplies and postage	59	57
Expenses of consolidated investments	59	47
Other	316	228

Total Non-Interest Expenses	6,759	7,379

Earnings Before Income Taxes	3,095	593
Income tax expense	937	118

Net Earnings	$2,158	$475
Preferred Stock Dividends	52	43

Net Earnings Applicable to Common Stockholders	$2,106	$432

Earnings Per Common Share
Basic	$2.50	$0.49

Diluted	$2.26	$0.44

Dividend Paid Per Common Share	$0.35	$0.25

Average Shares Used in Computing Earnings Per Common Share
Basic	841.3	883.7

Diluted	930.2	981.1

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 30,	Dec. 29,
(dollars in millions)	2007	2006

ASSETS

Cash and cash equivalents	$36,997	$32,109

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	12,843	13,449

Securities financing transactions
Receivables under resale agreements (includes $99,393 measured at fair value in 2007 in accordance with SFAS No. 159)	236,083	178,368
Receivables under securities borrowed transactions	174,356	118,610

	410,439	296,978

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $66,276 in 2007 and $58,966 in 2006)
Equities and convertible debentures	51,326	48,527
Mortgages, mortgage-backed, and asset-backed	42,830	44,588
Contractual agreements	36,263	31,913
Corporate debt and preferred stock	34,364	32,854
Non-U.S. governments and agencies	19,132	21,075
U.S. Government and agencies	13,159	13,086
Municipals and money markets	6,078	7,243
Commodities and related contracts	5,093	4,562

	208,245	203,848

Investment securities (includes $267 measured at fair value in 2007 in accordance with SFAS No. 159)	80,320	83,410

Securities received as collateral	34,497	24,929

Other receivables
Customers (net of allowance for doubtful accounts of $38 in 2007 and $41 in 2006)	51,209	49,427
Brokers and dealers	23,242	18,900
Interest and other	20,669	21,054

	95,120	89,381

Loans, notes, and mortgages (net of allowances for loan losses of $492 in 2007 and $478 in 2006) (includes $1,794 measured at fair value in 2007 in accordance with SFAS No. 159)	76,665	73,029

Separate accounts assets	12,301	12,314

Equipment and facilities (net of accumulated depreciation and amortization of $5,134 in 2007 and $5,213 in 2006)	3,029	2,924

Goodwill and other intangible assets	3,606	2,457

Other assets	7,752	6,471

Total Assets	$981,814	$841,299

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 30,	Dec. 29,
(dollars in millions, except per share amount)	2007	2006

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $126,262 measured at fair value in 2007 in accordance with SFAS No. 159)	$288,624	$222,624
Payables under securities loaned transactions	52,406	43,492

	341,030	266,116

Short-term borrowings	20,171	18,110

Deposits	84,896	84,124

Trading liabilities, at fair value
Contractual agreements	44,353	38,311
Equities and convertible debentures	30,261	23,268
Non-U.S. governments and agencies	14,283	13,385
U.S. Government and agencies	9,169	12,510
Corporate debt and preferred stock	7,013	6,323
Commodities and related contracts	3,636	3,606
Municipals, money markets and other	1,195	1,459

	109,910	98,862

Obligation to return securities received as collateral	34,497	24,929

Other payables
Customers	56,221	49,414
Brokers and dealers	35,899	24,282
Interest and other	33,567	36,096

	125,687	109,792

Liabilities of insurance subsidiaries	2,741	2,801

Separate accounts liabilities	12,301	12,314

Long-term borrowings (includes $24,066 measured at fair value in 2007 in accordance with SFAS No. 159)	205,422	181,400

Junior subordinated notes (related to trust preferred securities)	3,452	3,813

Total Liabilities	940,107	802,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2007 - 155,000 shares; 2006 - 105,000 shares)	4,656	3,145
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2007 - 1,247,938,884 shares; 2006 - 1,215,381,006 shares)	1,663	1,620
Paid-in capital	20,890	18,919
Accumulated other comprehensive loss (net of tax)	(590)	(784)
Retained earnings	34,808	33,217

	56,810	53,011
Less: Treasury stock, at cost (2007 - 374,254,218 shares; 2006 - 350,697,271 shares)	19,759	17,118

Total Common Stockholders’ Equity	37,051	35,893

Total Stockholders’ Equity	41,707	39,038

Total Liabilities and Stockholders’ Equity	$981,814	$841,299

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	Mar. 30,	Mar. 31,
(dollars in millions)	2007	2006

Cash flows from operating activities:
Net earnings	$2,158	$475
Noncash items included in earnings:
Depreciation and amortization	153	116
Share-based compensation expense	448	2,147
Deferred taxes	372	(756)
Policyholder reserves	28	31
Undistributed earnings from equity investments	(250)	(79)
Other	(213)	306
Changes in operating assets and liabilities:
Trading assets	(4,439)	(8,150)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(318)	(2,783)
Receivables under resale agreements	(57,715)	(14,860)
Receivables under securities borrowed transactions	(55,746)	(11,540)
Customer receivables	(1,779)	(1,658)
Brokers and dealers receivables	(4,343)	(4,571)
Proceeds from loans, notes, and mortgages held for sale	16,518	7,860
Other changes in loans, notes, and mortgages held for sale	(26,049)	(9,972)
Trading liabilities	5,654	(2,010)
Payables under repurchase agreements	66,000	27,208
Payables under securities loaned transactions	8,914	1,667
Customer payables	6,807	5,481
Brokers and dealers payables	11,617	2,295
Other, net	377	287

Cash used for operating activities	(31,806)	(8,506)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	4,453	3,972
Sales of available-for-sale securities	8,665	7,291
Purchases of available-for-sale securities	(14,786)	(9,995)
Maturities of held-to-maturity securities	1	1
Purchases of held-to-maturity securities	(2)	-
Loans, notes, and mortgages held for investment	8,890	2,575
Acquisitions, net of cash, and other investments	(2,514)	(1,616)
Other assets	(255)	(175)
Equipment and facilities, net	(213)	(246)

Cash provided by investing activities	4,239	1,807

Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	2,061	5,367
Issuance and resale of long-term borrowings	39,485	12,028
Settlement and repurchases of long-term borrowings	(15,891)	(10,695)
Deposits	772	1,103
Derivative financing transactions	5,627	3,125
Issuance of common stock	531	684
Issuance of preferred stock, net	1,511	360
Common stock repurchases	(2,000)	(1,975)
Other common stock transactions	108	866
Excess tax benefits related to share-based compensation	619	283
Dividends	(368)	(277)

Cash provided by financing activities	32,455	10,869

Increase in cash and cash equivalents	4,888	4,170
Cash and cash equivalents, beginning of period	32,109	14,586

Cash and cash equivalents, end of period	$36,997	$18,756

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$126	$586
Interest	11,463	7,438

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2007

Note 1.  Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the Annual Report on Form 10-K for the year ended December 29, 2006 (“2006 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch”). The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the 2006 Annual Report. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Condensed Consolidated Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Merrill Lynch offers a broad array of products and services to its diverse client base of individuals, small to mid-size businesses, employee benefit plans, corporations, financial institutions, and governments around the world. These products and services are offered from a number of locations globally. In some cases, the same or similar products and services may be offered to both individual and institutional clients, utilizing the same infrastructure. In other cases, a single infrastructure may be used to support multiple products and services offered to clients. When Merrill Lynch analyzes its profitability, it does not focus on the profitability of a single product or service. Instead, Merrill Lynch looks at the profitability of businesses offering an array of products and services to various types of clients. The profitability of the products and services offered to individuals, small to mid-size businesses, and employee benefit plans is analyzed separately from the profitability of products and services offered to corporations, financial institutions, and governments, regardless of whether there is commonality in products and services infrastructure. As such, Merrill Lynch does not separately disclose the costs associated with the products and services sold or general and administrative costs either in total or by product.

When determining the prices for products and services, Merrill Lynch considers multiple factors, including prices being offered in the market for similar products and services, the competitiveness of its pricing compared to competitors, the profitability of its businesses and its overall profitability, as well as the profitability, creditworthiness, and importance of the overall client relationships.

Shared expenses that are incurred to support products and services and infrastructures are allocated to the businesses based on various methodologies, which may include headcount, square footage, and certain other criteria. Similarly, certain revenues may be shared based upon agreed methodologies. When looking at the profitability of various businesses, Merrill Lynch considers all expenses incurred, including overhead and the costs of shared services, as all are considered integral to the operation of the businesses.

Consolidation Accounting Policies

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest. In certain cases, Merrill Lynch subsidiaries may also be consolidated based on a risks and rewards approach. Merrill Lynch does not consolidate those special purpose entities that meet the criteria of a qualified special purpose entity (“QSPE”).

Merrill Lynch determines whether it is required to consolidate an entity by first evaluating whether the entity qualifies as a voting rights entity (“VRE”), a variable interest entity (“VIE”), or a QSPE.

VREs — In accordance with the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), VREs consolidated by Merrill Lynch have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS No. 94”), Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting, where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria as defined in FIN 46R are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected returns and/or the variability in expected losses of the entity as required by FIN 46R. Merrill Lynch relies on a quantitative and/or qualitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the entity.

QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets they may hold, the derivatives that they can enter into and the level of discretion they may exercise through servicing activities. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and FIN 46R, Merrill Lynch does not consolidate QSPEs.

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Gains and losses are recognized on a trade date basis.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed accounts and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the merger of our Merrill Lynch Investment Management (“MLIM”) business with BlackRock, Inc. (“BlackRock”) at the end of the third quarter of 2006 (“BlackRock merger”), managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. For additional information regarding the BlackRock merger, refer to Note 2 of the 2006 Annual Report.

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

Financial Instruments

Fair value is used to measure many of our financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Merrill Lynch early adopted the provisions of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF Issue No. 02-3 Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”), which prohibited recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable.

Merrill Lynch also early adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) in the first quarter of 2007 for certain financial instruments. Such instruments include certain structured debt, repurchase and resale agreements, loans and available-for-sale securities. The changes in fair value of these instruments are recorded in either principal transactions revenues or other revenues in the Condensed Consolidated Statement of Earnings. See Note 3 to the Condensed Consolidated Financial Statements for further information.

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding valuations of assets and liabilities requiring fair value measurements. These assets and liabilities include:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Loans and allowance for loan losses;
•	Certain receivables under resale agreements and payables under repurchase agreements; and
•	Certain long-term borrowings, primarily structured debt.

A discussion of certain areas in which estimates are a significant component of the amounts reported in the Condensed Consolidated Financial Statements follows:

Trading Assets and Liabilities

Trading assets and liabilities are accounted for at fair value with realized and unrealized gains and losses reported in earnings. Fair values of trading securities are based on quoted market prices, pricing models (utilizing a variety of inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs), or management’s estimates of amounts to be realized on settlement. Estimating the fair value of certain illiquid securities requires significant management judgment. Merrill Lynch values trading security assets at the institutional bid price and recognizes bid-offer revenues when the assets are sold. Trading security liabilities are valued at the institutional offer price and bid-offer revenues are recognized when the positions are closed.

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount Merrill Lynch would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s credit ratings, or Merrill Lynch’s own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark-to-market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models to correlate more closely to the market risk of these instruments. Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3. Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. SFAS No. 157 nullifies the guidance in EITF 02-3.

Valuation adjustments are an integral component of the valuation process for financial instruments that are carried at fair value, but not traded in active markets (i.e., those transactions that are categorized in Levels 2 and 3 of the SFAS No. 157 fair value hierarchy. See Note 3 to the Condensed Consolidated Financial Statements for further information relating to the SFAS No. 157 fair value hierarchy.) These adjustments may be taken when either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality or concentration or market liquidity) requires the valuation to be based on more than simple application of the pricing models, and other market participants would also consider such an adjustment in pricing the financial instrument. For financial instruments that may have quoted market prices but are subject to sales restrictions, Merrill Lynch estimates the fair value by taking into account such restrictions, which may result in a fair value that is less than the quoted market price.

Investment Securities

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, or securities that are economically hedged, or contain an embedded derivative under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.

Investment securities are reviewed for other-than-temporary impairment on a quarterly basis. The determination of other-than-temporary impairment requires judgment and will depend on several factors, including but not limited to the severity and duration of the decline in value of the investment securities and the financial condition of the issuer. To the extent that Merrill Lynch has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment, no impairment charge will be recognized.

Private Equity Investments

Private equity investments that are not strategic, have defined exit strategies and are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election in SFAS No. 159. Investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally based on specific events (for example recapitalizations and initial public offerings), or by using other valuation methodologies including expected cash flows and market comparables of similar companies.

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn residual interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions.

Resale and repurchase agreements are accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election in SFAS No. 159. Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency. Changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the stated interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 3 to the Condensed Consolidated Financial Statements.

Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

Substantially all repurchase and resale activities are transacted under master netting agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale agreement balances with the same counterparty on the Condensed Consolidated Balance Sheets.

Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC.

Securities borrowed and loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate.

All firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets or, if applicable, in investment securities on the Condensed Consolidated Balance Sheets.

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Condensed Consolidated Balance Sheets, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Condensed Consolidated Balance Sheets result from non-cash transactions.

Loans and Allowance for Loan Losses

Certain loans held by Merrill Lynch are carried at fair value or lower of cost or fair value, and estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using market price quotations or previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics.

Loans held for investment are carried at cost, less a provision for loan losses. This provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred loan losses. Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages, quoted market prices for securities, or other types of estimates for other assets. Management’s estimate of loan losses includes judgment about collectibility based on available information at the balance sheet date, and the uncertainties inherent in those underlying assumptions.

While management based its estimates on the best information available, future adjustments to the allowance may be necessary as a result of changes in the economic environment or variances between actual results and the original assumptions.

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

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Condensed Consolidated Balance Sheets and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement.

The accounting for changes in fair value of a derivative instrument depends on its intended use and if it is designated and qualifies as an accounting hedging instrument.

Merrill Lynch enters into derivatives to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. Derivatives entered into for these purposes are recognized at fair value on the Condensed Consolidated Balance Sheets as trading assets and liabilities in contractual agreements, and changes in fair value are reported in current period earnings as principal transactions revenues.

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable payments;
•	Change the underlying interest rate basis or reset frequency; and
•	Change the settlement currency of a debt instrument.

2.	Merrill Lynch enters into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios.

3.	Merrill Lynch enters into fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities.

4.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures, swaps, options and forwards to manage the price risk of certain commodity inventory.

Derivatives entered into by Merrill Lynch to hedge its funding, marketable investment securities and net investments in foreign subsidiaries are reported at fair value in other assets or interest and other payables on the Condensed Consolidated Balance Sheets. Derivatives used to hedge commodity inventory are included in trading assets and trading liabilities on the Condensed Consolidated Balance Sheets.

Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated on the date they are entered into as one of the following:

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

Changes in the fair value of derivatives that are economically used to hedge non-trading assets and liabilities but that do not meet the criteria in SFAS No. 133 to qualify as an accounting hedge are reported in current period earnings as either principal transactions revenues, other revenues or expenses, or interest revenues or expenses, depending on the nature of the transaction.

Hybrid Financial Instruments

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” Historically, these hybrid debt instruments were assessed to determine if the embedded derivative required separate reporting and accounting, and if so, the embedded derivative was accounted for at fair value and reported in long-term borrowings on the Condensed Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the embedded derivative and related economic hedges were reported in principal transactions revenues. Separating an embedded derivative from its host contract required careful analysis, judgment, and an understanding of the terms and conditions of the instrument. Beginning in the first quarter of 2007, Merrill Lynch has elected the fair value option in SFAS No. 159 for all hybrid debt instruments issued subsequent to December 29, 2006. Changes in fair value of the entire hybrid debt instrument are reflected in principal transactions revenues and the stated interest coupon is recorded as interest expense. For further information refer to Note 3 to the Condensed Consolidated Financial Statements.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets as one or more tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets as sales, provided control has been relinquished. Control is considered to be relinquished when all of the following conditions have been met:

a.	The transferred assets have been isolated from the transferor even in bankruptcy or other receivership; true-sale opinions are required;

b.	The transferee has the right to pledge or exchange the assets it received; and

c.	The transferor does not maintain effective control over the transferred assets (e.g. the ability to unilaterally cause the holder to return specific transferred assets).

Stock Based Compensation

Merrill Lynch adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) beginning in the first quarter of 2006. Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. Merrill Lynch adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive income. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive income and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS No. 157 was not material to our Condensed Consolidated Statement of Earnings in the first quarter of 2007. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income (loss), net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net increase of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently assessing the impact of adoption of this provision of SFAS No. 158 on the Condensed Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million. See Note 14 to the Condensed Consolidated Financial Statements for further information.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156 we accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. We adopted SFAS No. 156 on December 30, 2006. We have not elected to subsequently fair value those mortgage servicing rights (“MSR”) held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Condensed Consolidated Financial Statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is recognized as a cumulative-effect adjustment to beginning retained earnings. We adopted SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, we apply SFAS No. 159, rather than SFAS No. 155, to our fair value elections for hybrid financial instruments.

Merrill Lynch adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) as of the beginning of the first quarter of 2006. Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.

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

The adoption of SFAS No. 123R resulted in a charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis in the first quarter of 2006.

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

Note 2. Segment and Geographic Information

Segment Information

Merrill Lynch’s operations are organized into two business segments: Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”). GMI provides full service global markets and origination products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for individuals, small- to mid-size businesses, and employee benefit plans. Prior to the fourth quarter of 2006, Merrill Lynch reported its business activities in three operating segments: GMI, Global Private Client (“GPC”) and MLIM. Effective with the merger of the MLIM business with BlackRock in September 2006, MLIM ceased to exist as a separate business segment. For information regarding the BlackRock merger refer to Note 2 of the 2006 Annual Report.

Results for the three months ended March 31, 2006 include one-time compensation expenses, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for further information on one-time compensation expenses.

The following segment results represent the information that is used by management in its decision-making processes. Prior period amounts have been restated to conform to the current period presentation:

(dollars in millions)

	GMI	GWM	MLIM(3)	Corporate		Total

Three Months Ended March 30, 2007
Non-interest revenues	$5,720	$2,796	$-	$(3)		$8,513
Net interest profit(1)	820	608	-	(87	)(2)	1,341

Net revenues	6,540	3,404	-	(90)		9,854
Non-interest expenses	4,197	2,562	-	-		6,759

Pre-tax earnings (loss)	$2,343	$842	$-	$(90)		$3,095

Quarter-end total assets	$887,008	$90,773	$-	$4,033		$981,814

Three Months Ended March 31, 2006
Non-interest revenues	$3,874	$2,415	$556	$62		$6,907
Net interest profit(1)	693	520	14	(162	)(2)	1,065

Net revenues	4,567	2,935	570	(100)		7,972
Non-interest expenses	4,351	2,574	457	(3)		7,379

Pre-tax earnings (loss)	$216	$361	$113	$(97)		$593

Quarter-end total assets	$646,968	$70,550	$7,498	$7,224		$732,240

(1)	Management views interest income net of interest expense in evaluating results.
(2)	Includes the impact of junior subordinated notes (related to trust preferred securities) and other corporate items.
(3)	MLIM ceased to exist in connection with the BlackRock merger in September 2006.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings:

(dollars in millions)

	For the Three Months Ended

	Mar. 30, 2007	Mar. 31, 2006

Net revenues
Europe, Middle East, and Africa	$2,102	$1,688
Pacific Rim	1,178	888
Latin America	388	295
Canada	173	90

Total Non-U.S.	3,841	2,961
United States	6,013	5,011

Total net revenues	$9,854	$7,972

Pre-tax earnings(1)
Europe, Middle East, and Africa	$792	$97
Pacific Rim	517	110
Latin America	203	142
Canada	112	37

Total Non-U.S.	1,624	386
United States	1,471	207

Total pre-tax earnings	$3,095	$593

(1)	2006 pre-tax earnings include the impact of the $1.8 billion of one-time compensation expenses incurred in the first quarter of 2006. These costs have been allocated to each of the regions, accordingly.

Note 3. Fair Value of Financial Instruments

Merrill Lynch early adopted the provisions of SFAS No. 157 and SFAS No. 159 in the first quarter of 2007.

Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

Fair Value Hierarchy

In accordance with SFAS No. 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

The following table presents Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2007.

(dollars in millions)

	Fair Value Measurements on a Recurring Basis
	as of March 30, 2007

				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$330	$3,856	$-	$-	$4,186
Receivables under resale agreements	-	99,393	-	-	99,393
Trading assets, excluding contractual agreements	83,966	79,408	3,830	-	167,204
Contractual agreements(2)	5,018	184,552	5,341	(153,870)	41,041
Investment securities	2,856	52,360	5,922	-	61,138
Loans, notes and mortgages	-	1,788	6	-	1,794
Other assets(3)	19	1,287	-	(150)	1,156

Liabilities:
Payables under repurchase agreements	$-	$126,262	$-	$-	$126,262
Trading liabilities, excluding contractual agreements	55,652	6,275	-	-	61,927
Contractual agreements(2)	5,990	191,920	6,698	(156,625)	47,983
Long-term borrowings(4)	-	24,384	-	-	24,384
Other payables — Interest and other(3)	3	432	-	-	435

(1)	Represents counterparty and cash collateral netting.
(2)	Includes $4.8 billion and $3.6 billion of derivative assets and liabilities, respectively, that are included in commodities and related contracts on the Condensed Consolidated Balance Sheet.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

The following table provides a summary of changes in fair value of Merrill Lynch’s Level 3 assets and liabilities, as well as the portion of gains or losses included in income attributable to unrealized gains or losses relating to those assets and liabilities still held at March 30, 2007. As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

(dollars in millions)

	Level 3 Financial Assets and Liabilities
	Three Months Ended March 30, 2007

		Contractual		Loans,
	Trading	Agreements,	Investment	Notes and
	Assets(1)	net	Securities	Mortgages

Assets:
Beginning balance	$3,527	$(2,030)	$5,117	$7
Total gains or (losses) (realized/unrealized)	47	151	166	(4)
Purchases, issuances and settlements	380	576	639	(1)
Transfers in (out)	(124)	(54)	-	4

Ending balance	$3,830	$(1,357)	$5,922	$6
Portion of gains or (losses) included in income attributable to unrealized gains or losses relating to those assets still held	$11	$66	$76	$2

(1)	Excludes contractual agreements

The following table provides additional information with respect to the gains or losses relating to Level 3 assets and liabilities as of March 30, 2007.

(dollars in millions)

	Level 3 Assets and Liabilities

	Principal	Other
	Transactions(1)	Revenue(2)	Interest(3)	Total

Total gains or (losses) included in income for the period	$40	$297	$23	$360
Changes in unrealized gains or (losses) relating to positions still held at reporting date	(67)	210	12	155

(1)	Includes gains and (losses) associated with trading assets, investment securities, and contractual agreements.
(2)	Includes gains and (losses) associated with investment securities, contractual agreements, and loans, notes and mortgages.
(3)	Includes gains and (losses) associated with trading assets and contractual agreements.

The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis and includes losses recorded in the Condensed Consolidated Statement of Earnings for the quarter ended March 30, 2007.

(dollars in millions)

	Fair Value Measurements on a
	Non-Recurring Basis as of March 30, 2007

	Level 1	Level 2	Level 3	Total	(Losses)

Loans, notes, and mortgages(1)	$-	$338	$817	$1,155	$(138)

(1)	These loans include Held-for-sale loans and impaired Held-for-Investment loans where the fair value is below cost.

Fair Value Option

SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table presents a summary of existing eligible financial assets and financial liabilities for which the fair value option was elected on December 30, 2006 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS No. 159.

(dollars in millions)

			Carrying
		Transition Adjustments	Value
	Carrying Value	to Retained Earnings	After
	Prior to Adoption	Gain/(Loss)	Adoption

Assets:
Investment securities(1)	$8,723	$(268)	$8,732
Loans, notes, and mortgages(2)	1,440	2	1,442

Liabilities:
Long-term borrowings(3)	$10,308	$(29)	$10,337

Pre-tax cumulative-effect of adoption		$(295)
Deferred tax benefit		110

Cumulative effect of adoption of the fair value option		$(185)

(1)	Merrill Lynch adopted the fair value option for certain fixed rate securities in its treasury liquidity portfolio previously classified as available-for-sale securities as management modified its investment strategy and economic exposure to interest rate risk by eliminating long-term fixed rate assets in its liquidity portfolio and replacing them with floating rate assets. These securities were carried at fair value in accordance with SFAS No. 115 prior to the adoption of SFAS No. 159. An unrealized loss of $172 million, net of tax, related to such securities was reclassified from accumulated other comprehensive income to retained earnings.
(2)	Merrill Lynch adopted the fair value option for certain automobile and corporate loans because the loans are risk managed on a fair value basis.
(3)	Merrill Lynch adopted the fair value option for certain positions, which are risk managed on a fair value basis and for which the fair value option eliminates the need to apply hedge accounting under SFAS No. 133.

The following table provides information about where in the Condensed Consolidated Statement of Earnings changes in fair values, for which the fair value option has been elected, are included in earnings.

(dollars in millions)

	Changes in Fair Value for the Quarter
	Ended March 30, 2007, for
	Items Measured at Fair Value
	Pursuant to the Fair Value Option

	Gains		Total
	(losses)	Gains	Changes
	Principal	Other	in Fair
	Transactions	Revenues	Value

Assets:
Receivables under resale agreements(1)	$(1)	$-	$(1)
Investment securities	-	13	13
Loans, notes and mortgages(2)	2	20	22

Liabilities:(3)
Payables under repurchase agreements(1)	$10	$-	$10
Long-term borrowings	(147)	-	(147)

(1)	Merrill Lynch adopted the fair value option on a prospective basis for certain resale and repurchase agreements. The fair value option election was made regionally based on the underlying types of collateral. Open-ended resale and repurchase agreements were excluded from the fair value option election.
(2)	The decrease in the fair value of loans, notes and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk, was not material for the quarter ended March 30, 2007.
(3)	The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads, was not material for the quarter ended March 30, 2007.

The following table presents the difference between fair values and the aggregate contractual principal amounts of loans, notes and mortgages and long-term borrowings, for which the fair value option has been elected.

(dollars in millions)

		Principal
	Fair Value	Amount
	at	Due Upon
	March 30, 2007	Maturity	Difference

Assets
Loans, notes, mortgages(1)	$1,794	$2,093	$(299)

Liabilities
Long-term borrowings(2)	$24,066	$24,977	$(911)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to zero coupon notes issued at a substantial discount from the principal amount.

For the quarter ended March 30, 2007, the difference between fair value and the aggregate contractual principal amount of receivables under resale agreements and payables under repurchase agreements, for which the fair value option has been elected was not material to the Condensed Consolidated Financial Statements.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status are not material to the Condensed Consolidated Financial Statements.

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, which clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch adopted SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, we apply SFAS No. 159, rather than SFAS No. 155, to our fair value elections for hybrid financial instruments.

Note 4. Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 30, 2007 and December 29, 2006, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $774 billion and $633 billion, respectively, and the fair value of the portion that has been sold or repledged was $601 billion and $498 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At March 30, 2007 and December 29, 2006, the fair value of collateral used for this purpose was $16.1 billion, and $19.3 billion, respectively.

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 30, 2007 and December 29, 2006 are as follows:

(dollars in millions)

	Mar. 30,	Dec. 29,
	2007	2006

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$39,476	$34,475
U.S. Government and agencies	10,978	12,068
Corporate debt and preferred stock	9,048	11,454
Non-U.S. governments and agencies	6,289	4,810
Equities and convertible debentures	4,525	4,812
Municipals and money markets	200	975

Total	$70,516	$68,594

Note 5. Investment Securities

Investment securities at March 30, 2007 and December 29, 2006 are presented below:

(dollars in millions)

	Mar. 30,	Dec. 29,
	2007	2006

Investment securities
Available-for-sale(1)	$50,286	$56,292
Trading	7,229	6,512
Held-to-maturity	264	269
Non-qualifying(2)
Equity investments(3)	22,848	21,290
Investments of insurance subsidiaries(4)	1,256	1,360
Deferred compensation hedges(5)	1,785	1,752
Investments in trust preferred securities and other investments	508	715

Total	$84,176	$88,190

(1)	At March 30, 2007 and December 29, 2006, includes $3.9 billion and $4.8 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Primarily represents insurance policy loans.
(5)	Represents investments that economically hedge deferred compensation liabilities.

Note 6. Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

Securitizations

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. SPEs, often referred to as Variable Interest Entities, or VIEs, are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to, or for the benefit of, SPEs.

Merrill Lynch securitized assets of approximately $66.0 billion and $28.2 billion for the three months ended March 30, 2007 and March 31, 2006, respectively. For the three months ended March 30, 2007 and March 31, 2006, Merrill Lynch received $66.7 billion and $28.4 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $207.2 million and $88.2 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.

For the first three months of 2007 and 2006, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Three Months
	Ended

	Mar. 30,	Mar. 31,
	2007	2006

Asset category
Residential mortgage loans	$41,559	$19,705
Municipal bonds	17,090	3,278
Corporate and government bonds	4,020	1,240
Commercial loans and other	4,034	4,172

Total	$66,703	$28,395

Retained interests in securitized assets were approximately $8.7 billion and $6.8 billion at March 30, 2007 and December 29, 2006, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have quoted market prices. The majority of these retained interests include mortgage-backed securities that Merrill Lynch expects to sell to investors in the normal course of its underwriting activity, and only a small portion of the retained interests represent residual interests from subprime mortgage securitizations.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 30, 2007 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Retained interest amount	$7,258	$889	$561
Weighted average credit losses (rate per annum)	1.0%	0.0%	1.2%
Range	0.0-8.0%	0.0%	0.0-2.1%
Impact on fair value of 10% adverse change	$(84)	$-	$(1)
Impact on fair value of 20% adverse change	$(153)	$-	$(2)
Weighted average discount rate	8.0%	4.1%	9.6%
Range	0.0-52.0%	2.8-8.1%	0.0-25.1%
Impact on fair value of 10% adverse change	$(227)	$(102)	$(10)
Impact on fair value of 20% adverse change	$(423)	$(175)	$(20)
Weighted average life (in years)	4.5	7.0	2.6
Range	0.0-29.6	0.5-12.7	0.0-2.6
Weighted average prepayment speed (CPR)(1)	37.3%	25.6%	89.0%
Range(1)	0.0-55.0%	10.8-27.9%	0.0-89.0%
Impact on fair value of 10% adverse change	$(143)	$-	$(1)
Impact on fair value of 20% adverse change	$(211)	$-	$(2)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of March 30, 2007 are as follows:

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Credit losses (rate per annum)	0.8%	0.0%	1.3%
Weighted average discount rate	8.5%	4.0%	10.3%
Weighted average life (in years)	4.4	6.8	1.4
Prepayment speed assumption (CPR)(1)	38.9%	9.0%	20.0%

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The maximum payout under these liquidity and default guarantees totaled $44.2 billion and $38.2 billion at March 30, 2007 and December 29, 2006, respectively. The fair value of the guarantees approximated $18 million and $16 million at March 30, 2007 and December 29, 2006, respectively, which is reflected in the Condensed Consolidated Balance Sheets. Of these arrangements, $6.9 billion at March 30, 2007 and December 29, 2006, represent agreements where the guarantees are provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 12 to the Condensed Consolidated Financial Statements and in Note 12 of the 2006 Annual Report.

The following table summarizes the total principal amounts outstanding and delinquencies of securitized financial assets held in SPE’s, where Merrill Lynch holds retained interests, as of March 30, 2007 and December 29, 2006:

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

March 30, 2007
Principal Amount Outstanding	$143,460	$19,537	$21,101
Delinquencies	4,645	-	8
December 29, 2006
Principal Amount Outstanding	$127,482	$18,986	$30,337
Delinquencies	3,493	-	10

Net credit losses associated with securitized financial assets for the quarters ended March 30, 2007 and March 31, 2006 approximated $61 million and $36 million, respectively.

Mortgage Servicing Rights

In connection with its residential mortgage business, Merrill Lynch may retain or acquire servicing rights associated with certain mortgage loans that are sold through its securitization activities. These loan sale transactions create assets referred to as mortgage servicing rights (“MSR”), which are included within other assets on the Condensed Consolidated Balance Sheets.

In March 2006 the FASB issued SFAS No. 156, which amends SFAS No. 140, and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. Merrill Lynch adopted SFAS No. 156 on December 30, 2006. Merrill Lynch has not elected to subsequently fair value those MSRs held as of the date of adoption or those MSRs acquired or retained after December 30, 2006.

Retained MSRs are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated future net servicing revenues. MSRs are assessed for impairment, at a minimum, on a quarterly basis. Management’s estimates of fair value of MSRs are determined using the net discounted present value of future cash flows, which consists of projecting future servicing cash flows and discounting such cash flows using an appropriate risk-adjusted discount rate. These valuations require various assumptions, including future servicing fees, servicing costs, credit losses, discount rates and mortgage prepayment speeds. Due to subsequent changes in economic and market conditions, these assumptions can, and generally will, change from quarter to quarter.

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 29, 2006 (fair value is $164)	$122
Additions(1)	356
Amortization	(66)
Valuation allowance adjustments	-
Other-than-temporary impairments	-

Mortgage servicing rights, March 30, 2007 (fair value is $467 )	$412

(1)	Includes MSRs obtained in connection with the acquisition of First Franklin.

The amount of contractually specified revenues, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of Earnings include:

(dollars in millions)

Servicing fees	$74
Ancillary and late fees	$14

Total	$88

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$467
Weighted average prepayment speed (CPR)	27.81%
Impact of fair value of 10% adverse change	(31)
Impact of fair value of 20% adverse change	(50)
Weighted average discount rate	17.85%
Impact of fair value of 10% adverse change	(10)
Impact of fair value of 20% adverse change	(19)

The sensitivity analysis above is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of MSRs is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another factor, which may magnify or counteract the sensitivities. Further changes in fair value based on a single variation in assumptions generally cannot be extrapolated because the relationship of the change in a single assumption to the change in fair value may not be linear.

Variable Interest Entities

FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. QSPEs are a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46R, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 12 to the Condensed Consolidated Financial Statements.

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of March 30, 2007 and December 29, 2006, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary, and holds a majority of the voting interests in the entity.

(dollars in millions)

				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
	Size(3)	Size(4)	Lynch(5)	Size(3)	Exposure	Size(3)	Exposure

March 30, 2007
Loan and Real Estate VIEs	$4,323	$3,593	$-	$282	$196	$-	$-
Guaranteed and Other Funds(1)	2,009	1,564	445	6,425	6,425	-	-
Credit Linked Note and Other VIEs(2)	842	840	319	-	-	16,109	1,071
Tax Planning VIEs	1	1	-	483	15	-	-

December 29, 2006
Loan and Real Estate VIEs	4,265	3,787	-	278	182	-	-
Guaranteed and Other Funds(1)	2,476	1,913	564	6,156	6,142	-	-
Credit Linked Note and Other VIEs(2)	748	743	302	-	-	13,288	927
Tax Planning VIEs	-	-	-	483	15	-	-

(1)	The maximum exposure for Guaranteed and Other Funds is the fair value of Merrill Lynch’s investment, derivatives entered into with the VIEs if they are in an asset position and any recourse beyond the assets of the entity.
(2)	The maximum exposure for Credit-Linked Note and Other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position.
(3)	This column reflects the total size of the assets held in the VIE.
(4)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(5)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 7. Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit at March 30, 2007 and December 29, 2006, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Mar. 30,	Dec. 29,	Mar. 30,	Dec. 29,
	2007	2006	2007(2)(3)	2006(3)

Consumer:
Mortgages	$21,083	$18,346	$7,995	$7,747
Other	3,384	4,224	426	547
Commercial and small- and middle-market business:
Secured	42,551	42,610	64,190	46,307
Unsecured investment grade	3,956	2,870	23,904	30,569
Unsecured non-investment grade	3,177	2,402	3,420	9,015
Small- and middle-market business	3,006	3,055	2,342	2,185

	77,157	73,507	102,277	96,370
Allowance for loan losses	(492)	(478)	-	-
Reserve for lending-related commitments	-	-	(422)	(381)

Total, net	$76,665	$73,029	$101,855	$95,989

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 12 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at March 30, 2007, Merrill Lynch entered into agreements to purchase $4.2 billion of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $1.2 billion at December 29, 2006. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2007	2006

Allowance for loan losses, at beginning of period	$478	$406
Provision for loan losses:	23	30
Charge-offs	(13)	(14)
Recoveries	4	1

Net charge-offs	(9)	(13)
Other	-	-

Allowance for loan losses, at end of period	$492	$423

Consumer loans, which are substantially secured, consisted of approximately 253,000 individual loans at March 30, 2007, and included residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which consisted of approximately 8,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses. The principal balance of non-accrual loans was $256 million at March 30, 2007 and $209 million at December 29, 2006. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $11.5 billion and $10.3 billion at March 30, 2007 and December 29, 2006, respectively. For information on credit risk management see Note 6 of the 2006 Annual Report.

The above amounts include $28.2 billion and $18.6 billion of loans held for sale at March 30, 2007 and December 29, 2006, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At March 30, 2007, such loans consisted of $9.9 billion of consumer loans, primarily automobile loans and residential mortgages, and $18.3 billion of commercial loans, approximately 24% of which are to investment grade counterparties. At December 29, 2006, such loans consisted of $7.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $11.2 billion of commercial loans, approximately 38% of which are to investment grade counterparties.

For additional information on loans, notes and mortgages, see Notes 1 and 8 of the 2006 Annual Report.

Note 8. Goodwill and Other Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Merrill Lynch has reviewed the carrying amount of goodwill reported in the Condensed Consolidated Balance Sheets and has determined that there was no impairment related to any period presented.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment, for the three months ended March 30, 2007:

(dollars in millions)

	GMI	GWM	Total

Goodwill:
December 29, 2006	$1,907	$302	$2,209

Goodwill acquired(1)	986	-	986
Translation adjustment and other	5	2	7

March 30, 2007	$2,898	$304	$3,202

(1)	GMI activity primarily relates to goodwill acquired in connection with the acquisition of First Franklin.

Other Intangible Assets

Other intangible assets are tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and are amortized over their respective estimated useful lives.

The gross carrying amounts of other intangible assets were $497 million and $321 million as of March 30, 2007 and December 29, 2006, respectively. Accumulated amortization of other intangible assets amounted to $93 million and $73 million at March 30, 2007 and December 29, 2006, respectively.

Amortization expense for the three months ended March 30, 2007 and March 31, 2006 was $20 million and $11 million, respectively.

Note 9. Borrowings and Deposits

ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at March 30, 2007 and December 29, 2006, which is comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	Mar. 30,	Dec. 29,
	2007	2006

Senior debt issued by ML & Co.	$132,488	$115,474
Senior debt issued by subsidiaries — guaranteed by ML & Co.	26,933	26,664
Subordinated debt issued by ML & Co.	8,599	6,429
Structured notes issued by ML & Co.	30,331	25,466
Structured notes issued by subsidiaries — guaranteed by ML & Co.	10,094	8,349
Junior subordinated notes (related to trust preferred securities)	3,452	3,813
Other subsidiary financing — not guaranteed by ML & Co.	4,854	4,316
Other subsidiary financing — non-recourse	12,294	12,812

Total	$229,045	$203,323

Borrowing activities may create exposure to market risk, most notably interest rate, equity, commodity and currency risk. Refer to Note 1 to the Condensed Consolidated Financial Statements, Derivatives section, for additional information on the use of derivatives to hedge these risks and the accounting for derivatives embedded in these instruments. Other subsidiary financing — non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements.

Borrowings and Deposits at March 30, 2007 and December 29, 2006, are presented below:

(dollars in millions)

	Mar. 30,	Dec. 29,
	2007	2006

Short-term borrowings
Commercial paper	$9,530	$6,357
Secured short-term borrowings	6,789	9,800
Other unsecured short-term borrowings	3,852	1,953

Total	$20,171	$18,110

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	66,630	$58,366
Variable-rate obligations(3)(4)	136,615	120,794
Zero-coupon contingent convertible debt (LYONs®)	2,177	2,240

Total	$205,422	$181,400

Deposits
U.S.	$61,941	$62,294
Non U.S.	22,955	21,830

Total	$84,896	$84,124

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

At March 30, 2007, long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, mature as follows:

(dollars in millions)

Less than 1 year	$38,124	19%
1 – 2 years	43,538	21
2+ – 3 years	30,170	15
3+ – 4 years	15,836	8
4+ – 5 years	23,277	11
Greater than 5 years	54,477	26

Total	$205,422	100%

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

A limited number of notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Refer to Note 1 of the 2006 Annual Report, Embedded Derivatives section for additional information.

Except for the $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at March 30, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 of the 2006 Annual Report for additional information regarding conditions surrounding LYONs® conversion.

The fair values of long-term borrowings and related hedges approximated the carrying amounts at March 30, 2007 and December 29, 2006.

The effective weighted-average interest rates for borrowings at March 30, 2007 and December 29, 2006 were:

	Mar. 30,	Dec. 29,
	2007	2006

Short-term borrowings	4.90%	5.15%
Long-term borrowings, contractual rate	4.32	4.23
Junior subordinated notes (related to trust preferred securities)	6.93	7.03

See Note 9 of the 2006 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.9 billion and $2.5 billion at March 30, 2007 and December 29, 2006, respectively.

Note 10. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2007	2006

Net earnings	$2,158	$475
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(36)	(2)
Net unrealized gains (losses) on investment securities available-for-sale	58	(68)
Deferred loss on cash flow hedges	(4)	(1)
Defined benefit pension and postretirement plans	4	-

Total other comprehensive income/(loss), net of tax	22	(71)

Comprehensive income	$2,180	$404

Note 11. Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2007	2006

Net earnings	$2,158	$475
Preferred stock dividends	(52)	(43)

Net earnings applicable to common shareholders — for basic EPS	$2,106	$432
Interest expense on LYONs®(1)	-	1

Net earnings applicable to common shareholders — for diluted EPS	$2,106	$433

(shares in thousands)
Weighted-average basic shares outstanding(2)	841,299	883,737
Effect of dilutive instruments:
Employee stock options(3)	41,945	45,066
FACAAP shares(3)	20,230	21,063
Restricted shares and units(3)	21,744	29,436
Convertible LYONs®(1)	4,994	1,766
ESPP shares(3)	15	17

Dilutive potential common shares	88,928	97,348

Diluted Shares(4)	930,227	981,085

Basic EPS	$2.50	$0.49
Diluted EPS	2.26	0.44

(1)	See Note 9 of the 2006 Annual Report for additional information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 of the 2006 Annual Report for a description of these instruments.
(4)	Excludes 320 thousand and 33 million of instruments for the 2007 and 2006 first quarter, respectively, that were considered antidilutive and thus were not included in the above calculations.

During the first quarter of 2007, Merrill Lynch repurchased 22.4 million common shares at an average repurchase price of $89.31 per share. The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on April 30, 2007.

On March 20, 2007, Merrill Lynch issued $1.5 billion in aggregate principal amount of floating rate, non-cumulative, perpetual preferred stock.

Note 12. Commitments, Contingencies and Guarantees

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

Commitments

At March 30, 2007, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration

		Less than			Over
	Total	1 year	1 – 3 years	3+ – 5 years	5 years

Commitments to extend credit(1)	$102,277	$48,130	$19,298	$24,037	$10,812
Purchasing and other commitments	11,835	8,752	805	471	1,807
Operating leases	3,420	548	1,100	888	884
Commitments to enter into resale agreements	5,700	5,700	-	-	-

Total	$123,232	$63,130	$21,203	$25,396	$13,503

(1)	See Note 7 to the Condensed Consolidated Financial Statements.

Lending Commitments

Merrill Lynch primarily enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon.

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $888 million at March 30, 2007 and $782 million at December 29, 2006.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1,058 million and $928 million at March 30, 2007 and December 29, 2006, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 30, 2007 and December 29, 2006, minimum fee commitments over the remaining life of these agreements aggregated $251 million and $357 million, respectively. Merrill Lynch entered into commitments to purchase loans of $7.5 billion (which upon settlement of the commitment will primarily be included in trading assets) at March 30, 2007. Such commitments totaled $10.3 billion at December 29, 2006. Other purchasing commitments amounted to $2.2 billion and $2.1 billion at March 30, 2007 and December 29, 2006, respectively. Included in other purchasing commitments at March 30, 2007 was $1.8 billion related to the definitive agreement with First Republic Bank to acquire all of its outstanding common shares.

Leases

As disclosed in Note 12 of the 2006 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Guarantees

The derivatives in the following table meet the accounting definition of a guarantee under Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”) and include certain written options and credit default swaps that contingently require Merrill Lynch to make payments based on changes in an underlying. Because the maximum exposure to loss could be unlimited for certain derivatives (e.g., interest rate caps) and the maximum exposure to loss is not considered when assessing the risk of contracts, the notional value of these contracts has been included to provide information about the magnitude of Merrill Lynch’s involvement with these types of transactions. Merrill Lynch records all derivative instruments at fair value on its Condensed Consolidated Balance Sheets.

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs and Merrill Lynch-sponsored asset-backed commercial paper conduits (“Conduits”). Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of March 30, 2007, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of March 30, 2007, the maximum payout if the standby facilities are drawn was $37.4 billion and the value of the municipal bond assets to which Merrill

Lynch has recourse in the event of a draw was $41.1 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of March 30, 2007, the maximum payout if an issuer defaults was $6.8 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $7.8 billion. In addition, Merrill Lynch has established three Conduits and holds a significant variable interest in these Conduits. These variable interests represent $13 billion of liquidity facilities and $600 million of credit facilities. The maximum exposure to loss for these three facilities combined is $10.9 billion and assumes a total loss on a portfolio of highly rated assets. For additional information on these facilities, see Note 12 of the 2006 Annual Report and Note 6 to the Condensed Consolidated Balance Sheets.

In addition, Merrill Lynch makes guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $608 million as collateral to secure these guarantees.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At March 30, 2007, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at March 30, 2007. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $6 million at March 30, 2007.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at March 30, 2007 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration are summarized at March 30, 2007 as follows:

(dollars in millions)

	Maximum
	Payout	Less than			Over 5	Carrying
	Notional	1 year	1 – 3 years	3+ – 5 years	years	Value

Derivative contracts(1)	$2,633,831	$817,532	$492,677	$395,682	$927,940	$49,176
Liquidity and default facilities with SPEs(2)	58,215	55,140	2,940	135	-	25
Residual value guarantees(3)	1,009	65	414	123	407	16
Standby letters of credit and other guarantees(4)	6,570	1,726	1,005	1,593	2,246	18

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.
(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch. Includes $6.9 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes reimbursement agreements with the Mortgage 100SM program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

See Note 12 of the 2006 Annual Report for additional information on guarantees.

Note 13. Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension, and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 13 of the 2006 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

Pension cost for the three months ended March 30, 2007 and March 31, 2006, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended

	Mar. 30, 2007			Mar. 31, 2006

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	20	44	24	16	40
Expected return on plan assets	(29)	(19)	(48)	(28)	(15)	(43)
Amortization of net (gains)/losses, prior service costs and other	(1)	7	6	-	4	4

Total defined benefit pension cost	$(6)	$15	$9	$(4)	$12	$8

Merrill Lynch disclosed in its 2006 Annual Report that it expected to pay $23 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $70 million to its non-U.S. defined benefit pension plans in 2007. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three months ended March 30, 2007 and March 31, 2006, included the following components:

(dollars in millions)

	Three Months Ended

	Mar. 30,	Mar. 31,
	2007	2006

Service cost	$2	$2
Interest cost	4	4
Amortization of net (gains)/losses, prior service costs and other	(2)	(1)

Total other postretirement benefits cost	$4	$5

Approximately 90% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 14. Income Taxes

Merrill Lynch adopted FIN 48 effective the beginning of the first quarter of 2007 and recognized a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million.

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was approximately $1.5 billion. Of this total, approximately $1.0 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, Merrill Lynch started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. In addition, Merrill Lynch filed briefs with the U.S. Tax Court in 2005 with respect to a tax case, which had been remanded for further proceedings in accordance with a 2004 opinion of the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals affirmed the initial adverse conclusion of the U.S. Tax Court rendered in 2003 against Merrill Lynch, with respect to a 1987 transaction. The U.S. Tax Court has yet to issue a decision on this remanded matter, and it is uncertain as to when a decision will be rendered. The unrecognized tax benefits with respect to this case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.0 billion amounts above.

Merrill Lynch recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of the beginning of the year were approximately $107 million.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006. The IRS audits for the 2004 and 2005 tax years are expected to be completed in 2007. Japan tax authorities have completed audits through the tax year ended March 31, 2003. In the United Kingdom, Her Majesty’s Revenue and Customs has begun the audit for 2005. New York State and New York City audits have commenced for the years 2002-2006.

Merrill Lynch does not anticipate that unrecognized tax benefits will significantly change within 12 months of the reporting date.

Note 15. Regulatory Requirements

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At March 30, 2007, MLPF&S’s regulatory net capital of $4,199 million was approximately 18.9% of ADI, and its regulatory net capital in excess of the minimum required was $3,683 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 30, 2007, MLI’s financial resources were $14,783 million, exceeding the minimum requirement by $2,085 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 30, 2007, MLGSI’s liquid capital of $2,575 million was 291.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,515 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 30, 2007, MLJS’s net capital was $1,484 million, exceeding the minimum requirement by $847 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of March 30, 2007.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	9.18%	$5,694	7.77%	$1,034
Tier 1 capital	6%	9.96	5,694	8.59	1,034
Total capital	10%	11.53	6,591	12.20	1,467

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At March 30, 2007, MLIB’s capital ratio was above the minimum requirement at 10.58% and its financial resources were $7,004 million, exceeding the minimum requirement by $1,709 million.

Note 16. Acquisitions

During the third quarter of 2006, Merrill Lynch announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates non-prime residential mortgage loans through a wholesale network. The First Franklin acquisition was completed at the beginning of the fiscal first quarter of 2007 and the results of operations for the three-months ended March 30, 2007 are included in GMI.

On January 29, 2007, Merrill Lynch announced that it had entered into a definitive agreement with First Republic Bank (“First Republic”) to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in the third quarter of 2007, pending necessary regulatory and shareholder approvals. The results of operations of First Republic will be included in GWM.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of March 30, 2007, and the related condensed consolidated statement of earnings and cash flows for the three-month periods ended March 30, 2007 and March 31, 2006. These interim financial statements are the responsibility of Merrill Lynch’s management.

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

As discussed in Notes 1, 3 and 14 to the condensed consolidated interim financial statements, effective first quarter 2007, Merrill Lynch adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 29, 2006, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2006 for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP

New York, New York
May 7, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Non-GAAP Financial Measures

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet arrangements, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors that Could Affect Our Business in the Annual Report on Form 10-K for the year ended December 29, 2006 (“2006 Annual Report”). Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons. For a reconciliation of non-GAAP measures presented throughout this report see Exhibit 99.1.
Overview

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 37 countries and territories and total client assets of approximately $1.6 trillion at March 30, 2007. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.2 trillion in assets under management at March 30, 2007.

Since the fourth quarter of 2006, our business segment reporting reflects the management reporting lines established after the merger of our Merrill Lynch Investment Managers (“MLIM”) business with BlackRock on September 29, 2006 (the “BlackRock merger”), as well as the economic and long-term financial performance characteristics of the underlying businesses.

Prior to the fourth quarter of 2006, we reported our business activities in three operating segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. Accordingly, a new business segment, Global Wealth Management (“GWM”), was created, consisting of GPC and Global Investment Management (“GIM”). GWM along with GMI are now our business segments. We have restated prior period segment information to conform to the current period presentation and, as a result, are presenting GWM as if it had existed for these prior periods. See Note 2 to the Condensed Consolidated Financial Statements for further information on segments.

The BlackRock merger closed on the last day of our third fiscal quarter. For more information on the BlackRock merger, refer to Note 2 of the 2006 Annual Report.

The following is a description of our business segments, including MLIM, which ceased to exist as a separate business segment effective with the BlackRock merger:

•	GMI, our institutional business segment, provides trading, capital markets services, investment banking and advisory services to corporations, financial institutions, institutional investors, and governments around the world. GMI’s Global Markets division facilitates client transactions and is a market maker in securities, derivatives, currencies, commodities and other financial instruments used to satisfy client demands. In addition, GMI also engages in certain proprietary trading activities. Global Markets also provides clients with financing, securities clearing, settlement, and custody services and also engages in principal and private equity investing. GMI’s Investment Banking division provides a wide range of securities origination and strategic advisory services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally. These services also include advising clients on strategic issues, valuation, mergers, acquisitions and restructurings. GMI’s growth strategy entails a program of investments in personnel and technology to gain further scale in certain asset classes and geographies.

•	GWM, our full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. Within the GPC division, most of our services are delivered by our Financial Advisors (“FAs”) through a global network of branch offices. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and Visa® cards; trust and generational planning; retirement services; and insurance products. GWM’s GIM division includes a business that creates and manages hedge fund and other alternative investment products for GPC clients, and Merrill Lynch’s share of net earnings from its ownership positions in other investment management companies, including our investment in BlackRock. GWM’s growth priorities include continued growth in client assets, the hiring of additional FAs, client segmentation, annuitization of revenues through fee-based products, diversification of revenues through adding products and services, investments in technology to enhance productivity and efficiency, and disciplined expansion into additional geographic areas globally.

•	MLIM, our asset management segment prior to the BlackRock merger, offered a wide range of investment management capabilities to retail and institutional investors through proprietary and third-party distribution channels globally. Asset management capabilities included equity, fixed income, money market, index, enhanced index and alternative investments, which were offered through vehicles such as mutual funds, privately managed accounts, and retail and institutional separate accounts.

Critical Accounting Policies and Estimates

The following is a summary of our critical accounting policies. For a full description of these and other accounting policies see Note 1 of the 2006 Annual Report and Note 1 to the Condensed Consolidated Financial Statements.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates including:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Loans and allowance for loan losses;
•	Certain receivables under resale agreements and payables under repurchase agreements;
•	Certain long-term borrowings, primarily structured debt;

•	The outcome of litigation;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of special purpose entities;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Valuation of share-based payment compensation arrangements;
•	Insurance reserves and recovery of insurance deferred acquisition costs; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2006 Annual Report.

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of our financial statement preparation. We early adopted the provisions of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-3 Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price).

We also early adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) in the first quarter of 2007 and we have applied this option to value certain financial instruments. Such instruments include certain structured debt, repurchase and resale agreements, loans and available-for-sale securities. The change in fair value of these instruments is recorded in principal transactions revenues and other revenues in the Condensed Consolidated Statement of Earnings. See Note 3 to the Condensed Consolidated Financial Statements for further information.

Fair values for exchange-traded securities and certain exchange-traded derivatives, principally certain options contracts, are based on quoted market prices. Fair values for over-the-counter (“OTC”) derivatives, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a market participant in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services and other inputs such as quoted interest and currency indices, while taking into account the counterparty’s credit rating, or our own credit rating as appropriate.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark-to-market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Prior to adoption of SFAS No. 157, we followed the provisions of EITF 02-3. Under EITF 02-3, recognition of revenue at inception of a derivative transaction was prohibited in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at inception of the contract. Gains and losses deferred at inception under EITF 02-3 were previously recognized at the earlier of valuation observability or termination of the contract. SFAS No. 157 nullifies the guidance in EITF 02-3.

Valuation adjustments are an integral component of the valuation process for financial instruments that are carried at fair value but not traded in active markets (i.e. those transactions that are categorized in Levels 2 and 3 of the SFAS No. 157 fair value hierarchy. See Note 3 to the Condensed Consolidated Financial Statements for further information related to the SFAS No. 157 fair value hierarchy). These adjustments may be taken when either the sheer size of the trade or other specific features of the trade or particular market (such as counterparty credit quality, concentration or market liquidity) requires adjustment to the values derived from the pricing models, and other market participants would also consider such an adjustment in pricing the financial instrument. For trades that may have quoted market prices but are subject to sales restrictions, we estimate the fair value of these securities taking into account such restrictions, which may result in a fair value that is less than the quoted market price.

In accordance with SFAS No. 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives including interest rate and currency swaps); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (an example includes certain mortgage loans).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include: private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power). See Note 3 to the Condensed Consolidated Financial Statements for additional information.

Litigation

We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, Accounting for Contingencies, we will accrue a liability when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict what the eventual loss or range of loss related to such matters will be. See Note 12 to the Condensed Consolidated Financial Statements and Other Information — Legal Proceedings for further information.

Variable Interest Entities (VIEs)

In the normal course of business, we enter into a variety of transactions with VIEs. The applicable accounting guidance requires us to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether we must consolidate the VIE. In performing this analysis, we make assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is generally not required subsequent to the initial assessment. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by us. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE, as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.

Income Taxes

Tax laws are complex and subject to different interpretations by Merrill Lynch and the various taxing authorities. Merrill Lynch regularly assesses the likelihood of assessments in each of the taxing jurisdictions by making judgments and interpretations about the application of these complex tax laws and estimating the impact to our financial statements.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which we have significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006. The IRS audits for the 2004 and 2005 tax years are expected to be completed in 2007. Japan tax authorities have completed audits through the tax year ended March 31, 2003. In the United Kingdom, Her Majesty’s Revenue and Customs has begun the audit for 2005. New York State and New York City audits have commenced for the years 2002-2006. Also, Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, we started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch believes that the estimate of the level of unrecognized tax benefits is appropriate in relation to the potential for additional assessments. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Business Environment(1)

During the first quarter of 2007 markets were generally conducive to Merrill Lynch’s businesses, even as the steady rise in global equity markets since mid-2006 was interrupted in late February over concerns surrounding sub-prime lending losses and a sharp decline in China’s major indices. Despite the sell off that followed, global equity markets rebounded in March and ended the quarter relatively unchanged. The U.S. Federal Reserve System’s Federal Open Market Committee left benchmark interest rates unchanged at 5.25%, where they have been since mid-2006. The yield curve, although inverted at times, remained relatively flat throughout the quarter. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the first quarter at 4.65%, down from 4.71% at the end of 2006.

Major U.S. equity indices ended the first quarter of 2007 relatively flat to where they started. The Dow Jones Industrial Average fell 0.9%, while the Nasdaq Composite and the Standard & Poor’s 500 Index were up slightly by 0.3% and 0.2%, respectively.

Generally, international equity indices outperformed those in the U.S. during the first quarter of 2007. In Europe the Dow Jones Stoxx Index, the FTSE 100 Index and Frankfurt’s DAX Index rose 2.5%, 1.4% and 4.9%, respectively. Asian equity markets were mixed as Japan’s Nikkei Stock Average rose 0.4%, while Hong Kong’s Hang Seng and India’s Sensex indices declined 0.8% and 5.2% respectively. In Latin America, the Mexican Bolsa index ended the quarter up 8.7%, while Argentina’s Merval index rose 0.6%.

U.S. Equity trading volumes increased significantly in the first quarter as both the dollar volume and number of shares traded on the New York Stock Exchange and on the Nasdaq increased compared to the fourth quarter of 2006. Equity market volatility increased for both the S&P 500 and the Nasdaq 100 in the quarter, as indicated by higher average levels for the Chicago Board Options Exchange SPX Volatility Index and the American Stock Exchange QQQ Volatility Index, respectively.

First quarter global debt and equity underwriting volumes of $2.1 trillion were up 3% sequentially and up 14% from the year-ago quarter. Global debt underwriting volumes of $1.9 trillion were up 8% sequentially and up 15% compared to the year-ago quarter, while global equity underwriting volumes of $178 billion were down 31% sequentially but up 6% compared to the year-ago quarter.

Merger and acquisition (“M&A”) activity accelerated during the quarter as the value of global announced deals of $1.2 trillion increased 2% sequentially and 36% from the year-ago quarter. However, global completed M&A activity declined 28% sequentially to $890 billion, but rose 18% from the year-ago quarter.

(1) Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

Results of Operations

(dollars in millions, except per share amounts)

	For the Three Months Ended

	March 30,	March 31,	%
	2007	2006	Change

Net Revenues
Principal transactions	$2,734	$1,988	38%
Commissions	1,697	1,560	9
Investment banking	1,514	1,023	48
Managed account and other fee-based revenues	1,354	1,679	(19)
Revenues from consolidated investments	131	104	26
Other	1,083	553	96

Subtotal	8,513	6,907	23
Interest and dividend revenues	12,962	8,664	50
Less interest expense	11,621	7,599	53

Net interest profit	1,341	1,065	26

Total Net Revenues	9,854	7,972	24

Non-interest expenses:
Compensation and benefits	4,887	5,750	(15)
Communications and technology	480	453	6
Brokerage, clearing, and exchange fees	310	259	20
Occupancy and related depreciation	265	241	10
Professional fees	225	200	13
Advertising and market development	158	144	10
Office supplies and postage	59	57	4
Expenses of consolidated investments	59	47	26
Other	316	228	39

Total non-interest expenses	6,759	7,379	(8)

Earnings before income taxes	$3,095	$593	422
Income tax expense	937	118	694

Net earnings	$2,158	$475	354

Earnings per common share:
Basic	$2.50	$0.49	410
Diluted	2.26	0.44	414

Annualized return on average common stockholders’ equity(1)	23.2%	5.1%

Pre-tax profit margin	31.4%	7.4%

Compensation and benefits as a percentage of net revenues	49.6%	72.1%
Non-compensation expenses as a percentage of net revenues	19.0%	20.4%
Book value per share(1)	$42.25	$37.19	14

(1)	The annualized return on average common stockholders’ equity and book value per share reported here differs from the estimated results reported in our earnings release due to an adjustment to stockholders’ equity resulting from a credit to paid-in capital for the tax benefit from stock awards that was not finalized at the time of the press release.

Quarterly Results of Operations

Our net earnings were $2.2 billion for the 2007 first quarter, driven by a 24% increase in net revenues from the 2006 first quarter to $9.9 billion. Earnings per common share were $2.50 basic and $2.26 diluted for the 2007 first quarter. First quarter 2006 net earnings included $1.2 billion after-tax ($1.8 billion pre-tax) or $1.21 per diluted share, of one-time non-cash compensation expenses arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”); (together, “one-time compensation expenses”).

Excluding the one-time compensation expenses incurred in 2006, our first quarter 2007 net earnings were up 31% from the first quarter of 2006, and pre-tax earnings were up 32% from the year-ago quarter. The pre-tax profit margin increased to 31.4% from 29.5%, and the annualized return on average common equity increased to 23.2% from 19.1%. On the same basis, basic and diluted earnings per share were both up 37% from the year-ago quarter. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

Principal transactions revenues include realized gains and losses from the purchase and sale of securities, such as equity securities and fixed income securities including government bonds and municipal securities, in which we act as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $2.7 billion, 38% higher than the year-ago quarter, due primarily to increased revenues in our trading businesses with the strongest increases coming from credit, commodity, equity-linked and cash equity trading activities.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $1.3 billion, up 26% from the 2006 first quarter due primarily to rising short-term interest rates on deposit spreads earned, partially offset by higher interest expenses from higher long-term borrowings.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commission revenues also include distribution fees for promoting and distributing mutual funds (“12b-1 fees”) and hedge funds. Commission revenues were $1.7 billion, up 9% from the 2006 first quarter, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $1.5 billion, up 48% from the 2006 first quarter, driven by increased revenues in both strategic advisory services and origination activities as overall market volumes and our market share increased. Higher underwriting revenues resulted from the benefits of continued investments in the business, most notably in the leveraged finance businesses.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. Managed accounts and other fee-based revenues were $1.4 billion, down 19% from the first quarter of 2006, driven primarily by the absence of the asset management revenues earned by MLIM as a result of the BlackRock merger at the end of the third quarter of 2006. This decrease was partially offset by higher portfolio service fees primarily reflecting the impact of net inflows into annuitized-revenue accounts.

Revenues from consolidated investments include revenues from investments that are consolidated under SFAS No. 94, Consolidation of All Majority-owned Subsidiaries and FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of APB No. 51 (“FIN 46R”). Revenues from consolidated investments were $131 million, up from $104 million in the 2006 first quarter.

Other revenues include realized investment gains and losses, dividends on cost method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, gains related to the sale of mortgages, unrealized losses on certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $1.1 billion, 96% higher than the 2006 first quarter, due principally to higher private equity gains as well as higher earnings from our investment in BlackRock.

Compensation and benefits expenses of $4.9 billion were 49.6% of net revenues in the 2007 first quarter, down from 50.1% in the year-ago quarter, excluding the $1.8 billion of one-time compensation expenses incurred as a result of the adoption of SFAS No. 123R in the first quarter of 2006.

Non-compensation expenses were $1.9 billion in the first quarter of 2007, up 15% from the year-ago quarter. The ratio of total non-compensation expenses to total net revenues was 19.0% during the first quarter of 2007 compared with 20.4% in the year-ago quarter. Brokerage, clearing and exchange fees were $310 million, up 20% from the first quarter of 2006, primarily due to higher transaction volumes. Occupancy costs and related depreciation were $265 million, up 10% from the year-ago quarter principally due to higher office rental expenses and office space added via acquisitions. Professional fees were $225 million, up 13% from the year-ago quarter due to higher legal and other professional fees associated with increased business activities. Advertising and market development costs were $158 million, up 10% from the year-ago quarter mainly due to higher travel costs associated with increased business activities. Expenses of consolidated investments totaled $59 million, up from $47 million due principally to increased expenses associated with the related increase in revenues from consolidated investments. Other expenses were $316 million, up 39% from the year-ago quarter mainly due to increased minority interest expenses associated with private equity investments and higher charitable contributions, partially offset by lower litigation provisions.

Our first quarter 2007 effective tax rate was 30.3% up from 29.8% in the first quarter of 2006, excluding the impact of the one-time compensation costs incurred as a result of the adoption of SFAS No. 123R in the first quarter of 2006.

Business Segments

Our operations are currently organized into two business segments: GMI and GWM. GMI provides full service global markets and origination products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for individuals, small- and mid-size businesses, and employee benefit plans. For information on the principal methodologies used in preparing the segment results, refer to Note 3 of the 2006 Annual Report. For information regarding the BlackRock merger in September 2006, refer to Note 2 of the 2006 Annual Report.

The one-time compensation expenses were recorded in the business segments in the first quarter of 2006, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1 of the 2006 Annual Report for further information on one-time compensation expenses.

Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 3 of the 2006 Annual Report for further information.

The following segment results represent the information that is used by our management in its decision-making processes. Prior period amounts have been reclassified to conform to the current period presentation:

Global Markets and Investment Banking

GMI’s Results of Operations

(dollars in millions)

	For the Three Months Ended

	Mar. 30,	Mar. 31,	% Inc.
	2007	2006	(Dec.)

Global Markets
FICC	$2,801	$2,058	36%
Equity Markets	2,386	1,587	50

Total Global Markets net revenues	5,187	3,645	42
Investment Banking
Origination:
Debt	591	428	38
Equity	363	237	53
Strategic Advisory Services	399	257	55

Total Investment Banking net revenues	1,353	922	47

Total GMI net revenues	6,540	4,567	43

Non-interest expenses before one-time compensation expenses	4,197	2,982	41
One-time compensation expenses	—	1,369	N/M

Pre-tax earnings	$2,343	$216	N/M

Pre-tax profit margin	35.8%	4.7%

N/M = Not Meaningful

In the first quarter of 2007, net revenues in each of GMI’s major business lines — Fixed Income, Currencies and Commodities (“FICC”); Equity Markets; and Investment Banking — were significantly higher than in the first quarter of 2006. GMI’s first quarter 2007 net revenues were $6.5 billion, up 43% from the year-ago quarter. Excluding the impact of the $1.4 billion of one-time compensation expenses recognized by GMI in the first quarter of 2006, GMI’s pre-tax earnings of $2.3 billion in the first quarter of 2007 were up 48% from the year-ago quarter, driven by strong revenue growth. On the same basis, the pre-tax profit margin was 35.8%, compared with 34.7% in the year-ago quarter. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

A detailed discussion of GMI’s net revenues follows:

Fixed Income, Currencies and Commodities (FICC)

FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on investments that are held for capital appreciation and/or current income, and other revenues.

In the first quarter of 2007, FICC net revenues were $2.8 billion, up 36% from the first quarter of 2006. This increase was driven by higher revenues in nearly every major product as revenues in credit products, commercial real estate, interest rate products and currencies increased to record levels as our investments for growth enabled us to capitalize on a favorable market environment for most FICC products. Commodities revenues also reflected a significant increase over the year-ago period, driven by strong trading results in both natural gas and power in the United States and Europe. These increases were partly offset by a revenue decline in mortgage-related activities, resulting from a difficult environment for the origination, securitization and trading of sub-prime mortgage loans and securities in the United States.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues.

In the first quarter of 2007, Equity Markets net revenues were $2.4 billion, up 50% over the year-ago quarter with strong performances in every major revenue category driven by record revenues in both the equity-linked and proprietary trading businesses and a strong increase in private equity.

Investment Banking

Investment Banking generated record net revenues at $1.4 billion, up 47% from the year-ago quarter, driven by significant revenue growth from debt origination, merger and acquisition advisory services and equity origination.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.

Origination revenues in the first quarter of 2007 were $954 million, up 43% from the year-ago quarter. Debt origination revenues were up 38% from the year-ago quarter, primarily driven by our leveraged finance business. Equity origination revenues were up 53% from the year-ago quarter, resulting from higher deal volume.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $399 million in the first quarter of 2007, an increase of 55% over the year-ago quarter as overall volume as well as our share of completed merger and acquisition volume increased.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

On April 25, 2007, we agreed to purchase ¥350 billion (approximately U.S. $3.0 billion) in perpetual convertible preferred shares from our investment banking client Resona Holdings, Inc. (“Resona”), one of the largest banking companies in Japan, in a non-strategic capital markets transaction that enabled Resona to raise funds to retire a previously issued series of preferred stock. We intend to hold this investment for a substantial period of time and to utilize appropriate risk management techniques to limit the impact of the change in value of the securities on our financial position and results of operations.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended

	Mar. 30,	Mar. 31,	% Inc.
	2007	2006	(Dec.)

GPC
Fee-based revenues	$1,539	$1,387	11%
Transactional and origination revenues	903	861	5
Net interest profit and related hedges(1)	604	527	15
Other revenues	97	56	73

Total GPC net revenues	3,143	2,831	11
GIM
Total GIM net revenues	261	104	151

Total GWM net revenues	3,404	2,935	16

Non-interest expenses before one-time compensation expenses	2,562	2,293	12
One-time compensation expenses	—	281	N/M

Pre-tax earnings	$842	$361	133

Pre-tax profit margin	24.7%	12.3%
Total Financial Advisors(2)	15,930	15,350

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Consolidated Statements of Earnings.
(2)	Includes 160 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end of 1Q07.

GWM is comprised of GPC and GIM. Our share of the after-tax earnings of BlackRock are included in the GIM portion of GWM revenues for the first quarter of 2007, but not the first quarter of 2006, when our asset management activities were reported in the former MLIM segment.

GWM generated net revenues of $3.4 billion for the first quarter of 2007, up 16% from the year-ago quarter, reflecting strong growth in both GPC and GIM businesses. Excluding the impact of the $281 million of one-time compensation expenses recognized by GWM in the first quarter of 2006, GWM’s first quarter 2007 pre-tax earnings of $842 million were up 31% from the year-ago quarter, driven by growth in revenues. On the same basis, the pre-tax profit margin was 24.7%, compared with 21.9% in the year-ago quarter, driven by the impact of the investment in BlackRock. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

GWM’s net inflows of client assets into annuitized-revenue products were $16 billion for the first quarter of 2007. Assets in annuitized-revenue products ended the quarter at $633 billion, up 13% from the year-ago quarter. Total client assets in GWM accounts were $1.6 trillion, up 10% from the year-ago quarter, and total net new money was $16 billion.

On January 29, 2007, we announced that we had entered into a definitive agreement with First Republic Bank (“First Republic”) to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in the third quarter of 2007, pending necessary regulatory and shareholder approvals. The results of operations of First Republic will be included in GWM.

Global Private Client (GPC)

GPC’s first quarter 2007 net revenues were $3.1 billion, up 11% from the year-ago quarter. The increase in GPC’s net revenues was driven by all major revenue categories.

Financial Advisor headcount reached 15,930 at the end of the first quarter of 2007, a net increase of 580 FAs since the first quarter of 2006, as GPC continued to exercise discipline in recruiting and training high-quality FAs.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues

Fee-based revenues are primarily comprised of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed quarterly in advance based on prior quarter asset values), such as Merrill Lynch Consults® (a separately managed account product) and Unlimited Advantage® (a fee-based brokerage account). Fee-based revenues also include fees from insurance products and taxable and tax-exempt money market funds, as well as fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.

GPC’s fee-based revenues were a record at $1.5 billion in the first quarter of 2007, up 11% from the year-ago quarter, reflecting continued growth in fee-based client assets resulting from higher financial market levels and net flows into annuitized-revenue products. This growth in client assets resulted in higher portfolio service fees.

The value of client assets in GPC accounts at March 30, 2007 and March 31, 2006 follows:

(dollars in billions)

	Mar. 30,	Mar. 31,
	2007	2006

Assets in client accounts
U.S.	$1,503	$1,381
Non-U.S.	145	121

Total	$1,648	$1,502

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

Transactional and origination revenues were $903 million in the first quarter of 2007, up 5% from the year-ago quarter, driven primarily by new issue origination activity in closed-end funds.

Net interest profit and related hedges

Net interest profit (interest revenues less interest expenses) and related hedges includes GPC’s allocation of the interest spread earned in our banking subsidiaries for deposits, as well as interest earned, net of provisions for loan losses, on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.

GPC’s net interest profit and related hedges revenues were $604 million in the first quarter of 2007, up 15% from the year-ago quarter. This increase primarily reflects higher margins on deposits from a year-over-year increase in short-term interest rates.

Other revenues

GPC’s other revenues were $97 million in the first quarter of 2007, up 73% from the year-ago quarter, due largely to higher revenues from its investments and foreign exchange gains.

Global Investment Management (GIM)

GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock.

GIM’s first quarter 2007 revenues of $261 million were up 151% from the year-ago quarter. The increase in net revenues is primarily due to the inclusion of revenues from our ownership position in BlackRock in the 2007 first quarter results.

For additional information on GWM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

On September 29, 2006, Merrill Lynch merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares in the newly combined BlackRock, representing an economic interest of approximately half. Following the merger, the MLIM business segment ceased to exist, and under the equity method of accounting, an estimate of the net earnings associated with Merrill Lynch’s ownership position in BlackRock is recorded in the GIM portion of the GWM segment. For the first quarter of 2006, MLIM’s net revenues were $570 million, and its pre-tax earnings were $222 million.

Geographic Information

Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues for the three months ended March 30, 2007 and March 31, 2006:

(dollars in millions)

	For the Three Months Ended

	Mar. 30,	Mar. 31,	% Inc/
	2007	2006(1)	(Dec)

Net revenues
Europe, Middle East, and Africa (EMEA)	$2,102	$1,688	25%
Pacific Rim	1,178	888	33
Latin America	388	295	32
Canada	173	90	92

Total Non-U.S.	3,841	2,961	30
United States	6,013	5,011	20

Total	$9,854	$7,972	24%

(1)	The 2006 first quarter results include net revenues earned by MLIM of $558 million, which include non-US net revenues of $288 million.

Non-U.S. net revenues for the first quarter 2007 increased to $3.8 billion, up 30% from the 2006 first quarter. Non-U.S. net revenues represented 39% of our first quarter 2007 total net revenues, compared to 37% in the year-ago quarter, which included net revenues earned by MLIM. The first quarter 2007 growth of non-U.S. net revenues was mainly attributable to higher revenues in EMEA and the Pacific Rim regions. While we experienced growth of non-U.S. net revenues across all businesses in the first quarter of 2007, the most significant increases were from GMI. For GMI, non-U.S. net revenues represented 54% of total GMI net revenues in the first quarter of 2007, up from 52% in the year-ago quarter. For GWM, non-U.S. net revenues represented 11% of total GWM net revenues for both the 2007 and 2006 first quarter results.

Net revenues in EMEA were $2.1 billion in the first quarter of 2007, an increase of 25% from the year-ago quarter. These results were spread across multiple products and businesses mainly within GMI. In Global Markets, we had strong growth in our FICC business, mainly reflecting higher revenues from credit products, rates and commodities, while Equity Markets’ strong results reflected increases from equity-linked products, cash and proprietary trading activities and private equity investments. Investment Banking primarily benefited from higher revenues from equity origination fees, as well as higher revenues from our strategic advisory services.

Net revenues in the Pacific Rim were $1.2 billion in the first quarter of 2007, an increase of 33% from the year-ago quarter. These results reflected increases across multiple businesses and products mainly within GMI. In Global Markets, the growth experienced in FICC primarily related to higher revenues in credit products and increased currency trading activities in emerging markets, while Equity Markets increased revenues were driven by higher revenues from equity-linked products, proprietary trading activity and private equity investments. Investment Banking benefited from higher revenues in both debt and equity originations as well as higher revenues from strategic advisory services.

Net revenues in Latin America increased 32% in the first quarter of 2007, primarily reflecting strong results in both our GMI and GWM businesses.

Net revenues in Canada increased 92% in the first quarter of 2007, due to strong results in GMI’s Equity Markets and Investment Banking businesses.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the March 30, 2007 and December 29, 2006 period-end, and first quarter 2007 and full-year 2006 average balance sheets:

(dollars in billions)

		2007		2006
	Mar. 30,	Quarterly	Dec. 29,	Full Year
	2007	Average(1)	2006	Average(1)

Assets
Trading-Related
Securities financing assets	$444,936	$414,760	$321,907	$362,090
Trading assets	208,245	221,923	203,848	193,911
Other trading-related receivables	77,402	85,411	71,621	69,510

	730,583	722,094	597,376	625,511

Non-Trading-Related
Cash	49,840	40,594	45,558	37,760
Investment securities	80,320	82,791	83,410	70,827
Loans, notes, and mortgages, net	76,665	76,891	73,029	70,992
Other non-trading assets	44,406	49,875	41,926	43,012

	251,231	250,151	243,923	222,591

Total assets	$981,814	$972,245	$841,299	$848,102

Liabilities
Trading-Related
Securities financing liabilities	$375,527	$398,516	$291,045	$332,741
Trading liabilities	109,910	123,344	98,862	117,873
Other trading-related payables	94,183	99,129	75,622	80,238

	579,620	620,989	465,529	530,852

Non-Trading-Related
Short-term borrowings	20,171	10,652	18,110	17,104
Deposits	84,896	85,827	84,124	81,109
Long-term borrowings	205,422	181,442	181,400	141,278
Junior subordinated notes (related to trust preferred securities)	3,452	3,809	3,813	3,091
Other non-trading liabilities	46,546	29,664	49,285	37,251

	360,487	311,394	336,732	279,833

Total liabilities	940,107	932,383	802,261	810,685

Total stockholders’ equity	41,707	39,862	39,038	37,417

Total liabilities and stockholders’ equity	$981,814	$972,245	$841,299	$848,102

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of our normal operations, we enter into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expiration as of March 30, 2007:

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Liquidity and default facilities with SPEs(1)	$58,215	$55,140	$2,940	$135	$-
Residual value guarantees(2)	1,009	65	414	123	407
Standby letters of credit and other guarantees(3)	6,570	1,726	1,005	1,593	2,246

(1)	Amounts relate primarily to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits that we sponsor.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes reimbursement agreements with the Mortgage 100SM program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at March 30, 2007. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, contractual agreements, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Long-term borrowings	$205,422	$38,124	$73,708	$39,113	$54,477
Purchasing and other commitments	11,835	8,752	805	471	1,807
Junior subordinated notes (related to trust preferred securities)	3,452	-	-	-	3,452
Operating lease commitments	3,420	548	1,100	888	884

As disclosed in Note 14 of the Condensed Consolidated Financial Statements, Merrill Lynch has unrecognized tax benefits as of the date of adoption of FIN 48 of approximately $1.5 billion. Of this total, approximately $1.0 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. As indicated in Note 14, unrecognized tax benefits with respect to the U.S. Tax Court case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.0 billion amounts above. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid have been excluded from the Contractual Obligations table.

Commitments

At March 30, 2007, our commitments had the following expirations:

(dollars in millions)

	Expiration
		Less
		than	1 - 3	3+- 5	Over
	Total	1 Year	Years	Years	5 Years

Commitments to extend credit	$102,277	$48,130	$19,298	$24,037	$10,812
Commitments to enter into resale agreements	5,700	5,700	-	-	-

Capital and Funding
_ _

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At March 30, 2007 and December 29, 2006 total long-term capital consisted of the following:

(dollars in millions)

	Mar. 30,	Dec. 29,
	2007	2006

Common equity	$37,051	$35,893
Preferred stock	4,656	3,145
Trust preferred securities(1)	3,025	3,323

Equity capital	44,732	42,361
Subordinated long-term debt obligations	8,599	6,429
Senior long-term debt obligations(2)	142,426	120,122
Deposits(3)	69,602	71,204

Total long-term capital	$265,359	$240,116

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $427 million at March 30, 2007 and $490 million at December 29, 2006.
(2)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(3)	Includes $58,279 million and $11,323 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at March 30, 2007, and $59,341 million and $11,863 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 29, 2006 that we consider to be long-term based in our liquidity models.

At March 30, 2007, our long-term capital sources of $265.4 billion exceeded our estimated long-term capital requirements. See Liquidity Risk in the Risk Management Section for additional information.

Equity Capital

At March 30, 2007, equity capital, as defined by Merrill Lynch, was $44.7 billion and comprised of $37.1 billion of common equity, $4.7 billion of preferred stock, and $3.0 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the consolidated supervised entity (“CSE”) rules and considerations of rating agencies. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

We have developed economic capital models to determine the amount of equity capital we need to cover potential losses arising from market, credit and operational risks. We developed these statistical risk models in conjunction with our risk management practices, and they allow us to attribute an amount of equity to each of our businesses that reflects the risks of that business, both on- and off-balance sheet. We regularly review and periodically refine models and other tools used to estimate risks, as well as the assumptions used in those models and tools to provide a reasonable and conservative assessment of our risks across a stressed market cycle. We also assess the need for equity capital to support risks that may not be adequately measured through these risk models. When we deem prudent, we purchase protection against certain risks.

In addition, we consider how much equity capital we may need to support normal business growth and strategic initiatives. In the event that we generate common equity capital beyond our estimated needs, we seek to return that capital to shareholders through share repurchases and dividends, considering the impact on our financial performance metrics.

Major components of the changes in our equity capital for the first quarter of 2007 are as follows:

(dollars in millions)

Balance at December 29, 2006	$42,361
Net earnings	2,158
Issuance of preferred stock, net of repurchases and re-issuances	1,511
Redemption of trust preferred securities, net of related investments	(298)
Common and preferred stock dividends	(368)
Common stock repurchases	(2,000)
Net effect of employee stock transactions and other(1)	1,368

Balance at March 30, 2007	$44,732

(1)	Includes effect of accumulated other comprehensive loss and other items.

Our equity capital of $44.7 billion at March 30, 2007 increased $2.4 billion, or 6%, from December 29, 2006. Equity capital increased in the first three months of 2007 primarily through net earnings, the issuance of preferred stock and the net effect of employee stock transactions. The equity capital increase was partially offset by common stock repurchases, dividends and the redemption of trust preferred securities.

On March 20, 2007, we issued $1.5 billion of floating rate, non-cumulative, perpetual preferred stock.

On March 30, 2007, Merrill Lynch Preferred Capital Trust II redeemed all of the outstanding $300 million of 8.00% trust preferred securities.

On May 2, 2007, Merrill Lynch Capital Trust II issued $950 million of 6.45% trust preferred securities and invested the proceeds in junior subordinated notes issued by ML & Co.

On January 18, 2007, the Board of Directors declared an additional 40% increase in the regular quarterly dividend to 35 cents per common share.

During the first quarter of 2007, we repurchased 22.4 million common shares at an average repurchase price of $89.31 per share. At March 30, 2007, we had $1.2 billion of authorized repurchase capacity remaining from the $5 billion repurchase program authorized in October 2006.

The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on April 30, 2007.

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

The following table provides calculations of our leverage ratios at March 30, 2007 and December 29, 2006:

(dollars in millions)

	Mar. 30, 2007		Dec. 29, 2006

Total assets	$981,814		$841,299
Less:
Receivables under resale agreements	236,083		178,368
Receivables under securities borrowed transactions	174,356		118,610
Securities received as collateral	34,497		24,929
Add:
Trading liabilities, at fair value, excluding contractual agreements	65,557		60,551

Sub-total	602,435		579,943
Less:
Segregated cash and securities balances	12,843		13,449
Separate account assets	12,301		12,314

Adjusted assets	577,291		554,180
Less:
Goodwill and other intangible assets	3,606		2,457

Tangible adjusted assets	$573,685		$551,723
Stockholders’ equity	$41,707		$39,038
Add:
Trust preferred securities(1)	3,025		3,323

Equity capital	$44,732		$42,361
Tangible equity capital(2)	$41,126		$39,904
Leverage ratio(3)	21.9	x	19.9x
Adjusted leverage ratio(4)	12.9	x	13.1x
Tangible adjusted leverage ratio(5)	13.9	x	13.8x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $427 million and $490 million at March 30, 2007 and December 29, 2006, respectively.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

Funding

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. A portion of our short-term borrowings are secured under a master note lending program. These notes are similar in nature to other collateralized financing sources such as securities sold under agreements to repurchase. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our borrowings.

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)

	March 30,	December 29,
	2007	2006

Commercial paper	$9.5	$6.4
Other unsecured short-term borrowings(1)	3.9	2.0
Current portion of long-term borrowings(2)	37.2	37.7

Total unsecured short-term borrowings	50.6	46.1
Senior long-term borrowings(3)	142.4	120.1
Subordinated long-term borrowings	8.6	6.4

Total unsecured long-term borrowings	151.0	126.5
Deposits	84.9	84.1

(1)	Excludes $6.8 billion and $9.8 billion of secured short-term borrowings at March 30, 2007 and December 29, 2006, respectively; these short-term borrowings are represented under a master note lending program.
(2)	Excludes $875 million and $460 million of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at March 30, 2007 and December 29, 2006, respectively.
(3)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

Our primary funding objectives are maintaining sufficient funding sources to support our existing business activities and future growth while ensuring that we have liquidity across market cycles and through periods of financial stress. To achieve our objectives, we have established a set of funding strategies that are described below:

•	Diversify funding sources;
•	Maintain sufficient long-term borrowings;
•	Concentrate unsecured funding at ML & Co.;
•	Use deposits as a source of funding; and
•	Adhere to prudent governance principles.

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

At March 30, 2007 our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)

USD	$125,400	55%
EUR	55,881	25
JPY	14,978	7
GBP	10,784	5
AUD	4,917	2
CAD	4,846	2
CHF	2,596	1
INR	1,546	1
Other(1)	4,645	2

Total	$225,593	100%

Note:	excludes junior subordinated notes (related to trust preferred securities).

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

We also diversify our funding sources by issuing various types of debt instruments, including structured notes and extendible notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $40.4 billion and $33.8 billion at March 30, 2007 and December 29, 2006, respectively.

Extendible notes are debt obligations that have an extendible maturity. The initial maturity of the majority of our extendible notes is thirteen months. These notes automatically extend before they become current, unless the holders exercise their option to redeem the notes. Extendible notes are included in long-term borrowings while the remaining maturity is greater than one year. Based on current market conditions, we expect that these notes will automatically extend. Total extendible notes outstanding were $14.2 billion and $10.6 billion at March 30, 2007 and December 29, 2006, respectively.

Maintenance of Sufficient Long-Term Borrowings

An important objective of our asset-liability management is maintaining sufficient long-term borrowings to meet our long-term capital requirements. As such, we routinely issue debt in a variety of maturities and currencies to achieve cost efficient funding and an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or Merrill Lynch, we seek to mitigate this refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any one month or quarter.

At March 30, 2007, the weighted average maturity of our long-term borrowings exceeded five years. The following chart presents our long-term borrowings maturity profile as of March 30, 2007 (quarterly for two years and annually thereafter):

Long-term Debt Maturity Profile

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), during the first three months of 2007 are as follows:

(dollars in billions)

Balance at December 29, 2006	$181.4
Issuance and resale	39.5
Settlement and repurchase	(15.5)

Balance at March 30, 2007(1)	$205.4

(1)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important part of our long-term borrowings. During the first quarter of 2007, ML & Co. issued $2.1 billion of subordinated debt in two currencies and with maturities ranging from 2017 to 2037. This subordinated debt was issued to satisfy certain anticipated CSE capital requirements. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At March 30, 2007, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $208.4 billion. Except for the $2.2 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs®”) that were outstanding at March 30, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

We use derivative transactions to more closely match the duration of borrowings to the duration of the assets being funded, thereby enabling interest rate risk to be within limits set by our Market Risk Management Group. Interest rate swaps also serve to convert our interest expense and effective borrowing rate principally to floating rate. We also enter into currency swaps to hedge assets that are not financed through debt issuance in the same currency. We hedge investments in subsidiaries in non-U.S. dollar currencies in whole or in part to mitigate foreign exchange translation adjustments in accumulated other comprehensive loss. See Notes 1 and 6 to the 2006 Annual Report for further information.

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

Deposit Funding

At March 30, 2007, our bank subsidiaries had $84.9 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $61.9 billion includes an estimated $52.7 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of April 30, 2007. Rating agencies express outlooks from time to time on these credit ratings, and each of these agencies describes its current outlook as stable.

	Senior Debt	Subordinated	Preferred	Commercial
Rating Agency	Ratings	Debt Ratings	Stock Ratings	Paper Ratings

Dominion Bond Rating Service Ltd.	AA (low)	A (high)	A	R-1 (middle)
Fitch Ratings	AA−	A+	A+	F1+
Moody’s Investors Service, Inc.	Aa3	A1	A2	P-1
Rating & Investment Information, Inc. (Japan)	AA	Not Rated	A+	a-1+
Standard & Poor’s Ratings Services	AA−	A+	A	A-1+

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At March 30, 2007, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $563 million in the event of a one-notch downgrade and approximately $804 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. We consider additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of our liquidity management practices.

Cash Flows

Cash and cash equivalents of $37.0 billion at March 30, 2007 increased by $4.9 billion from December 29, 2006. Cash flows from financing activities provided $32.5 billion during the first quarter of 2007, primarily due to issuances and resales of long-term borrowings, net of settlements and repurchases, of $23.6 billion and cash from derivative financing transactions of $5.6 billion. Cash flows from investing activities during the first quarter of 2007 were $4.2 billion and were primarily due to proceeds from loans, notes and mortgages held for investment, partially offset by cash used for acquisitions and other investments and net cash used for available-for-sale securities. Cash flows used for operating activities during the first quarter of 2007 were $31.8 billion and were primarily due to net cash used for resale agreements and securities borrowed transactions, partially offset by cash provided by repurchase agreements and securities loaned transactions.

Risk Management

Risk-taking is integral to the core businesses in which we operate. In the course of conducting our business operations, we are exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of our core businesses are responsible and accountable for management of the risks associated with their business activities. In addition, independent risk groups manage market risk, credit risk, liquidity risk and operational risk. These independent risk groups fall under the management responsibility of our Chief Financial Officer. Along with other independent control groups, including Corporate Audit, Finance and the Office of General Counsel, these disciplines work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. For a full discussion of our risk management framework, see our 2006 Annual Report.

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

To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The overall VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.

The table that follows presents our average and ending VaR for trading instruments for the first quarter of 2007 and the full-year 2006. Additionally, high and low VaR for the first quarter of 2007 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

(dollars in millions)

					Daily	Daily
	Mar. 30,	Dec. 29,	High	Low	Average	Average
	2007	2006	1Q07	1Q07	1Q07	2006

Trading Value-at-Risk(1)
Interest rate and credit spread	55	48	62	38	53	48
Equity	23	29	44	19	29	19
Commodity	17	13	18	13	15	11
Currency	4	3	7	2	4	4

Subtotal(2)	99	93			101	82
Diversification benefit	(34)	(41)			(35)	(32)

Overall	65	52	96	50	66	50

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

At March 30, 2007, trading VaR was higher than at year-end 2006 primarily due to increased interest rate exposures along with modest increases to commodity exposures. This increase was offset by reduced equity exposures. If market conditions are favorable, we may increase our risk-taking in a number of our businesses, including our proprietary trading activities. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. We monitor these risk levels on a daily basis to verify they remain within corporate risk guidelines and tolerance levels.

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that would result in material losses for Merrill Lynch.

Non-Trading Market Risk

Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity and certain principal investments. Also included are the risks related to funding activities. Risks related to lending activities are covered in the Credit Risk section that follows.

The primary market risk of non-trading investment securities and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the first quarter of 2007, the total credit spread sensitivity of these instruments is a pre-tax loss of $22 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $24 million at year-end 2006. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At the end of the first quarter of 2007, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $1 million for a parallel one basis point increase in interest rates across all yield curves, compared to $2 million at year-end 2006. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

Other non-trading equity investments include direct private equity interests, private equity fund investments, hedge fund interests, certain direct and indirect real estate investments and other principal investments. These investments are broadly sensitive to general price levels in the equity or commercial real estate markets as well as to specific business, financial and credit factors which influence the performance and valuation of each investment uniquely. Refer to Note 5 of the 2006 Annual Report for additional information on these investments.

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

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of March 30, 2007, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. These tables do not include our large, diversified portfolio of loans and commitments to small- and middle-market businesses, totaling approximately $3.0 billion in loans and $2.1 billion in closed commitments as of March 30, 2007. The majority of these counterparties carry non-investment grade ratings and are predominantly domiciled in the United States.

(dollars in millions)

	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

AA or above	$6,839	$17	$4,077	$4,382
A	3,213	1,878	2,267	12,176
BBB	6,070	2,061	14,820	8,077
BB	14,231	1,934	6,523	1,363
Other	12,198	1,243	6,403	691

Total	$42,551	$7,133	$34,090	$26,689

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Financial Institutions	26%	35%	22%	29%
Consumer Goods and Services	21	17	16	22
Industrial/Manufacturing Goods and Services	7	2	37	9
Real Estate	23	9	7	3
Energy/Utilities	2	6	3	17
Technology/Media/Telecommunications	4	16	3	12
All Other	17	15	12	8

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	61%	46%	54%	72%
Germany	4	19	30	7
United Kingdom	14	3	7	6
Japan	7	6	-	4
France	3	1	2	1
All Other	11	25	7	10

Total	100%	100%	100%	100%

As of March 30, 2007, our largest commercial lending industry concentration was to financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

Residential Mortgage Lending

We originate and purchase residential mortgage loans, certain of which include features that may result in additional credit risk when compared to more traditional types of mortgages. The potential additional credit risk arising from these mortgages is addressed through adherence to underwriting guidelines. Credit risk is closely monitored in order to ensure that reserves are sufficient and valuations are appropriate. For additional information on residential mortgage lending, see the 2006 Annual Report.

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

The following is a summary of counterparty credit ratings for the replacement cost (net of $12.5 billion of collateral, of which $8.2 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at March 30, 2007.

(dollars in millions)

	Years to Maturity				Cross-
					Maturity
Credit Rating(1)	0-3	3+-5	5+-7	Over 7	Netting(2)	Total

AA or above	$5,249	$1,597	$2,379	$6,855	$(3,433)	$12,647
A	4,564	1,434	604	2,781	(2,578)	6,805
BBB	2,038	489	372	1,692	(804)	3,787
BB	1,223	403	221	175	(486)	1,536
Other	3,953	759	493	1,011	(116)	6,100

Total	$17,027	$4,682	$4,069	$12,514	$(7,417)	$30,875

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

Our primary liquidity objectives are to ensure liquidity through market cycles and periods of financial stress and to ensure that all funding requirements and unsecured debt obligations that mature within one year can be met without issuing new unsecured debt or requiring liquidation of business assets. In managing liquidity, we place significant emphasis on monitoring the near term cash flow profiles and exposures through extensive scenario analysis and stress testing. To achieve our objectives, we have established a set of liquidity management practices that are outlined below:

•	Maintain excess liquidity in the form of unencumbered liquid assets and committed credit facilities;
•	Match asset and liability profiles appropriately;
•	Perform scenario analysis and stress testing; and
•	Maintain a well formulated and documented contingency funding plan, including access to lenders of last resort.

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

As of March 30, 2007 and December 29, 2006, the aggregate Global Liquidity Sources were $201 billion and $178 billion, respectively, consisting of the following:

(dollars in millions)

	March 30,	December 29,
	2007	2006

Excess liquidity pool	$80	$63
Unencumbered assets at regulated bank subsidiaries	58	57
Unencumbered assets at regulated non-bank subsidiaries	63	58

Global Liquidity Sources	$201	$178

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. In the first quarter of 2007, we changed our investment strategy and eliminated our exposure to long-term fixed rate assets. At March 30, 2007 and December 29, 2006, the total carrying value of the excess liquidity pool, net of related hedges, was $80 billion and $63 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access all components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At March 30, 2007, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At March 30, 2007, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities, significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At March 30, 2007 and December 29, 2006, unencumbered liquid assets of $58 billion and $57 billion, respectively, in the form of unencumbered high investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At March 30, 2007 and December 29, 2006, our regulated non-bank subsidiaries, including broker-dealer subsidiaries, maintained $63 billion and $58 billion, respectively, of unencumbered securities, which are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments. These unencumbered securities are generally restricted from transfer and unavailable to support liquidity needs of ML & Co. or other subsidiaries.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover immediate and contingent funding needs. We maintain a committed, multi-currency, unsecured bank credit facility that totaled $4.5 billion at March 30, 2007 and December 29, 2006. This 364-day facility permits borrowings by ML & Co. and select subsidiaries and prior to its renewal, would have expired in June 2007. On April 5, 2007, we amended the terms of this facility to extend the term in which we could draw on the facility to three years and we reduced the amount that could be borrowed under the facility to $4 billion. As modified, the facility will expire in April 2010. At March 30, 2007 and December 29, 2006, we had no borrowings outstanding under this credit facility, although we borrow regularly from this facility.

We also maintain two committed, secured credit facilities which totaled $7.5 billion at March 30, 2007 and December 29, 2006. One of these facilities is multi-currency and includes a tranche of up to approximately $1.2 billion that is available on an unsecured basis, at our option. These facilities expire in May 2007 and December 2007. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At March 30, 2007 and December 29, 2006, we had no borrowings outstanding under either facility.

In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at March 30, 2007 and December 29, 2006. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At March 30, 2007 and December 29, 2006, we had no borrowings outstanding under these facilities.

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

An important objective of our asset-liability management is ensuring that sufficient funding is available for our long-term assets and other long-term capital requirements. Long-term capital requirements are determined using a long-term capital model that takes into account:

•	The portion of assets that cannot be self-funded in the secured financing markets, considering stressed market conditions, including illiquid and less liquid assets;
•	Subsidiaries’ regulatory capital;
•	Collateral on derivative contracts that may be required in the event of changes in our credit ratings or movements in the underlying instruments;
•	Portions of commitments to extend credit based on our estimate of the probability of draws on these commitments; and
•	Other contingencies based on our estimates.

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At March 30, 2007, our long-term capital sources of $265.4 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

Our asset-liability management process also focuses on maintaining diversification and an appropriate mix of borrowings through application and monitoring of internal concentration limits and guidelines on various factors, including debt instrument types, maturities, currencies, and single investors.

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

Our U.S. bank subsidiaries also retain access to contingency funding through the Federal Reserve discount window and Federal Home Loan Banks, while certain non-U.S. subsidiaries have access to the central banks for the jurisdictions in which they operate. While we do not rely on these sources in our liquidity modeling, we maintain the policies, procedures and governance processes that would enable us to access these sources.

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

In addition to the amounts included in the following table, derivatives may also expose us to credit risk related to the underlying security where a derivative contract can either replicate ownership of the underlying security (e.g., long total return swaps) or potentially force ownership of the underlying security (e.g., short put options). Derivatives may also subject us to credit spread or issuer default risk, in that changes in credit spreads or in the credit quality of the underlying securities may adversely affect the derivatives’ fair values. We seek to manage these risks by engaging in various hedging strategies to reduce our exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivative contracts.

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

Trading Exposures

The following table summarizes our trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	March 30,	December 29,
	2007	2006

Trading assets:
Cash instruments	$27,242	$26,855
Derivatives	10,194	9,661
Trading liabilities — cash instruments	(4,111)	(4,034)
Collateral on derivative assets	(2,558)	(3,012)

Net trading asset exposure	$30,767	$29,470

Included in the preceding table are debt and equity securities and traded bank loans of companies in various stages of bankruptcy proceedings or in default. At March 30, 2007, the carrying value of such debt and equity securities totaled $724 million, of which 46% resulted from our market-making activities in such securities. This compared with $618 million at December 29, 2006, of which 49% related to market-making activities in such securities. Also included are distressed bank loans totaling $289 million and $219 million at March 30, 2007 and December 29, 2006, respectively.

Non-Trading Exposures

The following table summarizes our non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties. This table excludes lending-related exposures which are included in the Credit Risk section of Risk Management:

(dollars in millions)

	March 30,	December 29,
	2007	2006

Investment securities	$1,350	$1,050
Other investments(1):
Partnership interests	5,747	4,916
Other equity investments(2)	4,978	4,234
Other assets	762	618

(1)	Includes a total of $851 million and $777 million in investments held by employee partnerships at March 30, 2007 and December 29, 2006, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 163 and 154 enterprises at March 30, 2007 and December 29, 2006, respectively.

In addition, we had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $1.7 billion at March 30, 2007 and $1.6 billion at December 29, 2006, which primarily relate to commitments to invest in partnerships.

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive income. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive income and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS 157 was not material to our Condensed Consolidated Statement of Earnings in the first quarter of 2007. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income (loss), net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net increase of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently assessing the impact of adoption of this provision of SFAS No. 158 on the Condensed Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million. See Note 14 to the Condensed Consolidated Financial Statements for further information.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156 we accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. We adopted SFAS No. 156 on December 30, 2006. We have not elected to subsequently fair value those MSRs held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Condensed Consolidated Financial Statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is recognized as a cumulative-effect adjustment to beginning retained earnings. We adopted SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, we apply SFAS No. 159, rather than SFAS No. 155, to our fair value elections for hybrid financial instruments.

Merrill Lynch adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) as of the beginning of the first quarter of 2006. Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.

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

The adoption of SFAS No. 123R resulted in a charge to compensation expense of approximately $550 million on a pre-tax basis and $370 million on an after-tax basis in the first quarter of 2006.

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

Statistical Data

(dollars in billions)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.
	2006	2006	2006	2006	2007

Client Assets
U.S.	$1,381	$1,370	$1,412	$1,483	$1,503
Non-U.S.	121	124	130	136	145

Total Client Assets	1,502	1,494	1,542	1,619	1,648
Assets in Annuitized-Revenue Products	$560	$559	$578	$613	$633

Net New Money (dollars in billions)
All Client Accounts(1)	$18	$7	$14	$22	$16
Annuitized Revenue Products(1)(2)	$13	$10	$7	$18	$16

Full-Time Employees:(3)(4)
U.S.	43,400	43,600	43,200	43,700	47,200
Non-U.S.	12,100	12,400	12,100	12,500	13,100

Total	55,500	56,000	55,300	56,200	60,300

Private Client Financial Advisors:(5)	15,350	15,520	15,700	15,880	15,930

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$732,240	$799,188	$804,724	$841,299	$981,814
Total stockholders’ equity	$37,825	$36,541	$38,651	$39,038	$41,707
Book value per common share	$37.19	$37.18	$40.22	$41.35	$42.25
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	883,737	885,373	855,844	847,425	841,299
Diluted	981,085	973,324	945,274	952,166	930,227
Common shares outstanding at period end	933,443	898,124	883,268	867,972	876,880

Note:	Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	GWM net new money excludes flows associated with the Institutional Advisory Division which serves certain small- and middle-market companies, as well as net outflows in the Amvescap retirement business and the Advest acquisition prior to its system conversion in early March 2006. Net new money also excludes net inflows at BlackRock from distribution channels other than Merrill Lynch.
(2)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products. Includes net flows from the majority of annuitized-revenue products but excludes flows in the Amvescap retirement business, as well as certain other annuitized-revenue products.
(3)	Excludes 300 full-time employees on salary continuation severance at the end of 1Q06 and 2Q06, 200 at the end of 3Q06, 100 at the end of 4Q06 and 200 at the end of 1Q07.
(4)	Excludes 2,400 MLIM employees that transferred to BlackRock at the end of 3Q06.
(5)	Includes 140 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end 2Q06, 150 at the end of 3Q06 and 4Q06, and 160 at the end of 1Q07.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussions in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006:

IPO Allocation Litigation

In re Initial Public Offering Securities Litigation.  On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for rehearing of its December 5, 2006, decision reversing the district court’s grant of plaintiffs’ motion for class certification. The Second Circuit opinion stated that its earlier decision neither precluded the plaintiffs from seeking certification of a more modest class by the district court nor invited the district court to certify such a class.

Enron Litigation

Newby v. Enron Corp. et al.:  On March 19, 2007, the Fifth Circuit Court of Appeals reversed the district court’s decision certifying the case as a class action. On April 5, 2007, plaintiffs filed a petition with the United States Supreme Court seeking review of the Fifth Circuit’s decision. Merrill Lynch intends to file an opposition to plaintiffs’ petition. The Supreme Court has agreed to review a decision in Stoneridge Investment v. Scientific-Atlanta, a case involving an issue similar to that decided by the Fifth Circuit in its March 19, 2007, decision. A decision by the Supreme Court in the Stoneridge case is expected to be issued by the end of June 2008.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including the class action lawsuits disclosed in ML & Co.’s public filings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Merrill Lynch. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended March 30, 2007.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Dec. 30, 2006 – Feb. 2, 2007)
Capital Management Program	9,031,900	$94.54	9,031,900	$2,389
Employee Transactions(2)	6,490,818	$92.71	N/A	N/A
Month #2 (Feb. 3, 2007 – Mar. 2, 2007)
Capital Management Program	5,812,000	$90.16	5,812,000	$1,865
Employee Transactions(2)	489,484	$87.56	N/A	N/A
Month #3 (Mar. 3, 2007 – Mar. 30, 2007)
Capital Management Program	7,553,982	$82.40	7,553,982	$1,243
Employee Transactions(2)	748,541	$81.82	N/A	N/A

First Quarter 2007 (Dec. 30, 2006 – Mar. 30, 2007)
Capital Management Program	22,397,882	$89.31	22,397,882	$1,243
Employee Transactions(2)	7,728,843	$91.33	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2006 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2007, ML & Co. held its Annual Meeting of Shareholders, at which approximately 87.3% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, were represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of three directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm for the fiscal year 2007; (iii) a shareholder proposal requesting cumulative voting in the election of directors; (iv) a shareholder proposal requesting that Merrill Lynch adopt a practice of submitting executive compensation to shareholder vote on an annual basis; and (v) a shareholder proposal requesting that Merrill Lynch adopt a policy that a significant portion of future equity compensation grants to senior executives be performance-vesting shares. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The shareholders elected the three nominees to the Board of Directors as set forth in ML & Co.’s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for and withheld from the election of directors were as follows: John D. Finnegan received 728,550,516 votes in favor and 42,907,752 votes withheld; Joseph W. Prueher received 752,714,096 votes in favor and 18,744,172 votes withheld; and Ann N. Reese received 752,251,830 votes in favor and 19,206,438 votes withheld. There were no broker non-votes for the election of the three directors.

The shareholders ratified the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 749,498,938 votes in favor, 16,292,643 votes against and 5,666,687 shares abstained. There were no broker non-votes for this proposal.

The shareholders did not approve the shareholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 249,633,236 votes in favor, 404,050,726 votes against and 7,280,042 shares abstained. 110,494,264 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending that Merrill Lynch adopt a practice of submitting executive compensation to shareholder vote on an annual basis. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 283,686,315 votes in favor, 338,770,041 votes against and 38,507,648 shares abstained. 110,494,264 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending that Merrill Lynch adopt a policy that a significant portion of future equity compensation grants to senior executives be performance-vesting shares. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 257,635,057 votes in favor, 394,562,888 votes against and 7,766,059 shares abstained. 110,494,264 shares represented broker non-votes and had no effect on the vote on the proposal.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

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
     Laurence A. Tosi
     Senior Vice President and Finance Director
     Principal Accounting Officer

Date: May 7, 2007

INDEX TO EXHIBITS

Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, effective as of May 3, 2001 (Exhibit 3.1 is incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.2 & 4.1	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 1 (Exhibits 3.2 and 4.1 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.3 & 4.2	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 2 (Exhibits 3.3 and 4.2 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.4 & 4.3	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 6.375% Non-Cumulative Preferred Stock, Series 3 (Exhibits 3.4 and 4.3 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.5 & 4.4	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 4 (Exhibits 3.5 and 4.4 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.6 & 4.5	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Series 5 Preferred Stock (Exhibits 3.5 and 4.5 are incorporated by reference to Registrant’s Current Report on Form 8-K dated March 20, 2007.
10.1		Form of grant document under the ML & Co.’s Long-Term Incentive Compensation Plan reflecting participation in Managing Partner Incentive Program. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006 (the “2006 First Quarter 10-Q))
10.2		Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.2 to Registrant’s 2006 First Quarter 10-Q)
10.3		ML & Co. 2007 Deferred Compensation Plan for a Select Group of Eligible Employees. (incorporated by reference to Exhibit 10.3 to Registrant’s 2006 First Quarter 10-Q)
10.4		ML & Co. Deferred Stock Unit Plan for Non-Employee Directors. (incorporated by reference to Exhibit 10.4 to Registrant’s 2006 First Quarter 10-Q)
10.5		Written description of retirement programs for non-employee directors (pages 58 to 60 of ML & Co.’s Proxy Statement for the 2007 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 16, 2007).
10.6		Written description of ML & Co. compensation policy for directors and executive officers (pages 33 to 60 of ML & Co.’s Proxy Statement for the 2007 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 16, 2007).
12		Statement re: computation of ratios.
15		Letter re: unaudited interim financial information.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Reconciliation of Non-GAAP Measures.