Form 10-Q
period 2007-06-29
MERRILL LYNCH & CO INC
filed 2007-08-03
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007
OR

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

859,288,036 shares of Common Stock and 2,621,282 Exchangeable Shares as of the close of business on July 27, 2007. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

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

We will post on our website amendments to our Guidelines for Business Conduct and Code of Ethics for Financial Professionals and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange. You can obtain printed copies of these documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate secretary@ml.com. The information on websites referenced herein is not incorporated by reference into this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	June 29,	June 30,
(in millions, except per share amounts)	2007	2006

Net Revenues
Principal transactions	$3,548	$1,180
Commissions	1,786	1,542
Investment banking	1,538	1,221
Managed accounts and other fee-based revenues	1,411	1,773
Revenues from consolidated investments	133	186
Other	719	1,112

Subtotal	9,135	7,014

Interest and dividend revenues	14,671	9,690
Less interest expense	14,078	8,531

Net interest profit	593	1,159

Total Net Revenues	9,728	8,173

Non-Interest Expenses
Compensation and benefits	4,759	3,980
Communications and technology	484	429
Brokerage, clearing, and exchange fees	346	266
Occupancy and related depreciation	277	249
Professional fees	245	196
Advertising and market development	201	191
Office supplies and postage	56	57
Expenses of consolidated investments	43	145
Other	294	311

Total Non-Interest Expenses	6,705	5,824

Earnings Before Income Taxes	3,023	2,349
Income tax expense	884	716

Net Earnings	$2,139	$1,633
Preferred Stock Dividends	72	45

Net Earnings Applicable to Common Stockholders	$2,067	$1,588

Earnings Per Common Share
Basic	$2.48	$1.79

Diluted	$2.24	$1.63

Dividend Paid Per Common Share	$0.35	$0.25

Average Shares Used in Computing
Earnings Per Common Share
Basic	833.8	885.4

Diluted	923.3	973.3

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Six Months Ended
	June 29,	June 30,
(in millions, except per share amounts)	2007	2006

Net Revenues
Principal transactions	$6,282	$3,168
Commissions	3,483	3,102
Investment banking	3,052	2,244
Managed accounts and other fee-based revenues	2,765	3,452
Revenues from consolidated investments	264	290
Other	1,802	1,665

Subtotal	17,648	13,921

Interest and dividend revenues	27,633	18,354
Less interest expense	25,699	16,130

Net interest profit	1,934	2,224

Total Net Revenues	19,582	16,145

Non-Interest Expenses
Compensation and benefits	9,646	9,730
Communications and technology	964	882
Brokerage, clearing, and exchange fees	656	525
Occupancy and related depreciation	542	490
Professional fees	470	396
Advertising and market development	359	335
Office supplies and postage	115	114
Expenses of consolidated investments	102	192
Other	610	539

Total Non-Interest Expenses	13,464	13,203

Earnings Before Income Taxes	6,118	2,942
Income tax expense	1,821	834

Net Earnings	$4,297	$2,108
Preferred Stock Dividends	124	88

Net Earnings Applicable to Common Stockholders	$4,173	$2,020

Earnings Per Common Share
Basic	$4.98	$2.28

Diluted	$4.50	$2.07

Dividend Paid Per Common Share	$0.70	$0.50

Average Shares Used in Computing
Earnings Per Common Share
Basic	837.6	884.6

Diluted	926.8	977.2

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 29,	Dec. 29,
(dollars in millions)	2007	2006

ASSETS

Cash and cash equivalents	$38,755	$32,109

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	18,410	13,449

Securities financing transactions
Receivables under resale agreements (includes $99,774 measured at fair value in 2007 in accordance with SFAS No. 159)	261,266	178,368
Receivables under securities borrowed transactions	187,355	118,610

	448,621	296,978

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $86,653 in 2007 and $58,966 in 2006)
Equities and convertible debentures	60,780	48,527
Contractual agreements	42,868	32,100
Corporate debt and preferred stock	41,349	32,854
Mortgages, mortgage-backed, and asset-backed	34,513	44,401
Non-U.S. governments and agencies	18,565	21,075
U.S. Government and agencies	16,296	13,086
Municipals and money markets	5,980	7,243
Commodities and related contracts	4,438	4,562

	224,789	203,848

Investment securities (includes $3,384 measured at fair value in 2007 in accordance with SFAS No. 159)	86,439	83,410

Securities received as collateral	48,048	24,929

Other receivables
Customers (net of allowance for doubtful accounts of $37 in 2007 and $41 in 2006)	56,091	49,427
Brokers and dealers	29,825	18,900
Interest and other	23,593	21,054

	109,509	89,381

Loans, notes, and mortgages (net of allowances for loan losses of $435 in 2007 and $478 in 2006) (includes $1,244 measured at fair value in 2007 in accordance with SFAS No. 159)	73,465	73,029

Separate accounts assets	12,605	12,314

Equipment and facilities (net of accumulated depreciation and amortization of $5,205 in 2007 and $5,213 in 2006)	2,713	2,924

Goodwill and other intangible assets	3,644	2,457

Other assets	9,326	6,471

Total Assets	$1,076,324	$841,299

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 29,	Dec. 29,
(dollars in millions, except per share amount)	2007	2006

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $100,752 measured at fair value in 2007 in accordance with SFAS No. 159)	$306,816	$222,624
Payables under securities loaned transactions	71,879	43,492

	378,695	266,116

Short-term borrowings	20,064	18,110

Deposits	82,801	84,124

Trading liabilities, at fair value
Contractual agreements	55,289	38,434
Equities and convertible debentures	32,230	23,268
Non-U.S. governments and agencies	12,409	13,385
U.S. Government and agencies	10,461	12,510
Corporate debt and preferred stock	6,362	6,323
Commodities and related contracts	2,736	3,606
Municipals, money markets and other	937	1,336

	120,424	98,862

Obligation to return securities received as collateral	48,048	24,929

Other payables
Customers	55,951	49,414
Brokers and dealers	40,763	24,282
Interest and other	41,661	36,096

	138,375	109,792

Liabilities of insurance subsidiaries	2,702	2,801

Separate accounts liabilities	12,605	12,314

Long-term borrowings (includes $37,473 measured at fair value in 2007 in accordance with SFAS No. 159)	226,016	181,400

Junior subordinated notes (related to trust preferred securities)	4,403	3,813

Total Liabilities	1,034,133	802,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2007 - 155,000 shares; 2006 - 105,000 shares)	4,624	3,145
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2007 - 1,254,737,692 shares; 2006 - 1,215,381,006 shares)	1,672	1,620
Paid-in capital	21,611	18,919
Accumulated other comprehensive loss (net of tax)	(630)	(784)
Retained earnings	36,566	33,217

	59,258	53,011
Less: Treasury stock, at cost (2007 - 395,341,397 shares; 2006 - 350,697,271 shares)	21,691	17,118

Total Common Stockholders’ Equity	37,567	35,893

Total Stockholders’ Equity	42,191	39,038

Total Liabilities and Stockholders’ Equity	$1,076,324	$841,299

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 29,	June 30,
(dollars in millions)	2007	2006

Cash flows from operating activities:
Net earnings	$4,297	$2,108
Noncash items included in earnings:
Depreciation and amortization	306	243
Share-based compensation expense	885	2,462
Deferred taxes	196	(586)
Policyholder reserves	57	62
Undistributed earnings from equity investments	(540)	(189)
Other	(21)	631
Changes in operating assets and liabilities:
Trading assets	(21,091)	(18,321)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(4,835)	(5,303)
Receivables under resale agreements	(82,896)	(47,247)
Receivables under securities borrowed transactions	(68,745)	(19,096)
Customer receivables	(6,664)	(4,430)
Brokers and dealers receivables	(10,926)	(1,718)
Proceeds from loans, notes, and mortgages held for sale	45,073	15,099
Other changes in loans, notes, and mortgages held for sale	(49,358)	(20,159)
Trading liabilities	8,744	6,078
Payables under repurchase agreements	84,192	56,897
Payables under securities loaned transactions	28,387	3,964
Customer payables	6,537	11,460
Brokers and dealers payables	16,481	6,582
Other, net	3,835	1,069

Cash used for operating activities	(46,086)	(10,394)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	7,818	7,969
Sales of available-for-sale securities	15,728	9,721
Purchases of available-for-sale securities	(28,997)	(14,500)
Maturities of held-to-maturity securities	1	2
Purchases of held-to-maturity securities	(2)	(2)
Loans, notes, and mortgages held for investment	6,205	650
Acquisitions, net of cash, and other investments	(5,498)	(1,506)
Equipment and facilities, net	(50)	(476)

Cash provided by (used for) investing activities	(4,795)	1,858

Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	1,954	8,465
Issuance and resale of long-term borrowings	75,517	29,409
Settlement and repurchases of long-term borrowings	(29,985)	(22,521)
Deposits	(1,323)	(574)
Derivative financing transactions	12,818	4,959
Issuance of common stock	700	945
Issuance of preferred stock, net	1,479	360
Common stock repurchases	(3,800)	(5,008)
Other common stock transactions	267	572
Excess tax benefits related to share-based compensation	649	342
Dividends	(749)	(549)

Cash provided by financing activities	57,527	16,400

Increase in cash and cash equivalents	6,646	7,864
Cash and cash equivalents, beginning of period	32,109	14,586

Cash and cash equivalents, end of period	$38,755	$22,450

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$890	$1,569
Interest	24,860	15,564

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2007

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

VIEs — Those entities that do not meet the VRE criteria as defined in FIN 46R are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by FIN 46R. Merrill Lynch relies on a quantitative and/or qualitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the entity.

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

Other revenues include revenues associated with Merrill Lynch’s private equity investments, earnings from investments accounted for using the equity method and other miscellaneous revenues.

Financial Instruments

Fair value is used to measure many of our financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Merrill Lynch early adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”), which prohibited recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable.

Merrill Lynch also early adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) in the first quarter of 2007 for certain financial instruments. Such instruments include certain structured debt, repurchase and resale agreements, loans, available-for-sale securities and non-qualifying investments. The changes in fair value of these instruments are recorded in either principal transactions revenues or other revenues in the Condensed Consolidated Statement of Earnings. See Note 3 to the Condensed Consolidated Financial Statements for further information.

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding valuations of assets and liabilities requiring fair value measurements. These assets and liabilities include:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Certain receivables under resale agreements and payables under repurchase agreements;
•	Loans and allowance for loan losses; and
•	Certain long-term borrowings, primarily structured debt.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark to fair value all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models to correlate more closely to the market risk of these instruments. Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3. Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. SFAS No. 157 nullifies this guidance in EITF 02-3.

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

Investment Securities

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, or securities that are economically hedged, or contain an embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.

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

Private Equity Investments

Private equity investments that are not strategic, have defined exit strategies and are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“the Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the the Guide may be carried at fair value under the fair value option election in SFAS No. 159. Investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally based on specific events (for example recapitalizations and initial public offerings), or by using other valuation methodologies including expected cash flows and market comparables of similar companies.

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

Hybrid Financial Instruments

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” Historically, these hybrid debt instruments were assessed to determine if the embedded derivative required separate reporting and accounting, and if so, the embedded derivative was accounted for at fair value and reported in long-term borrowings on the Condensed Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the embedded derivative and related economic hedges were reported in principal transactions revenues. Separating an embedded derivative from its host contract required careful analysis, judgment, and an understanding of the terms and conditions of the instrument. Beginning in the first quarter of 2007, Merrill Lynch elected the fair value option in SFAS No. 159 for all hybrid debt instruments issued subsequent to December 29, 2006. Changes in fair value of the entire hybrid debt instrument are reflected in principal transactions revenues and the stated interest coupon is recorded as interest expense. For further information refer to Note 3 to the Condensed Consolidated Financial Statements.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets as sales, provided control has been relinquished. Control is considered to be relinquished when all of the following conditions have been met:

a.	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;

b.	The transferee has the right to pledge or exchange the assets it received or, if the entity is a QSPE, the beneficial interest holders have that right; and

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

New Accounting Pronouncements

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. Under SOP 07-1, an investment company is generally defined as a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application permitted. Entities that previously applied the provisions of the Guide, but that do not meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, must report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with applicable generally accepted accounting principles, other than investment company accounting, as of the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to beginning retained earnings as of the beginning of the year in which SOP 07-1 is adopted. Merrill Lynch is currently evaluating the provisions of SOP 07-1 and is assessing its potential impact on the Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative- effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS No. 157 was not material to our Condensed Consolidated Statement of Earnings. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

Note 2. Segment and Geographic Information

Segment Information

Merrill Lynch’s operations are organized into two business segments: Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”). GMI provides full service global markets and origination products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for individuals, small- to mid-size businesses, and employee benefit plans. Prior to the fourth quarter of 2006, Merrill Lynch reported its business activities in three business segments: GMI, Global Private Client (“GPC”) and MLIM. Effective with the merger of the MLIM business with BlackRock in September 2006, MLIM ceased to exist as a separate business segment. For information regarding the BlackRock merger refer to Note 2 of the 2006 Annual Report.

Results for the six months ended June 30, 2006 include one-time compensation expenses incurred in the first quarter of 2006, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for further information on one-time compensation expenses.

The following segment results represent the information that is used by management in its decision-making processes. Prior period amounts have been restated to conform to the current period presentation:

(dollars in millions)

	GMI	GWM	MLIM(3)	Corporate		Total

Three Months Ended June 29, 2007
Non-interest revenues	$6,165	$3,031	$-	$(61)		$9,135
Net interest profit(1)	24	587	-	(18	)(2)	593

Net revenues	6,189	3,618	-	(79)		9,728
Non-interest expenses	4,087	2,607	-	11		6,705

Pre-tax earnings (loss)	$2,102	$1,011	$-	$(90)		$3,023

Quarter-end total assets	$979,896	$92,357	$-	$4,071		$1,076,324

Three Months Ended June 30, 2006
Non-interest revenues	$3,907	$2,527	$618	$(38)		$7,014
Net interest profit(1)	659	546	12	(58	)(2)	1,159

Net revenues	4,566	3,073	630	(96)		8,173
Non-interest expenses	3,101	2,344	390	(11)		5,824

Pre-tax earnings (loss)	$1,465	$729	$240	$(85)		$2,349

Quarter-end total assets	$706,044	$76,594	$9,066	$7,484		$799,188

Six Months Ended June 29, 2007
Non-interest revenues	$11,885	$5,827	$-	$(64)		$17,648
Net interest profit(1)	844	1,195	-	(105	)(2)	1,934

Net revenues	12,729	7,022	-	(169)		19,582
Non-interest expenses	8,284	5,169	-	11		13,464

Pre-tax earnings (loss)	$4,445	$1,853	$-	$(180)		$6,118

Six Months Ended June 30, 2006
Non-interest revenues	$7,781	$4,942	$1,174	$24		$13,921
Net interest profit(1)	1,352	1,066	26	(220	)(2)	2,224

Net revenues	9,133	6,008	1,200	(196)		16,145
Non-interest expenses	7,452	4,918	847	(14)		13,203

Pre-tax earnings (loss)	$1,681	$1,090	$353	$(182)		$2,942

(1)	Management views interest income net of interest expense in evaluating results.
(2)	Includes the impact of junior subordinated notes (related to trust preferred securities) and other corporate items.
(3)	MLIM ceased to exist in connection with the BlackRock merger in September 2006.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings:

(dollars in millions)

	For the Three Months Ended		For the Six Months Ended

	June 29, 2007	June 30, 2006(1)	June 29, 2007	June 30, 2006(2)

Net revenues
Europe, Middle East, and Africa	$2,121	$1,695	$4,217	$3,373
Pacific Rim	1,482	998	2,660	1,880
Latin America	344	250	732	540
Canada	118	97	287	185

Total Non-U.S.	4,065	3,040	7,896	5,978
United States(3)	5,663	5,133	11,686	10,167

Total net revenues	$9,728	$8,173	$19,582	$16,145

Pre-tax earnings(4)
Europe, Middle East, and Africa	$707	$605	$1,477	$696
Pacific Rim	769	426	1,291	522
Latin America	142	104	340	240
Canada	58	50	167	84

Total Non-U.S.	1,676	1,185	3,275	1,542
United States(3)	1,347	1,164	2,843	1,400

Total pre-tax earnings	$3,023	$2,349	$6,118	$2,942

(1)	The 2006 second quarter results include net revenues earned by MLIM of $630 million, which include non-US net revenues of $348 million.
(2)	The 2006 six-month results include net revenues earned by MLIM of $1.2 billion, which include non-US net revenues of $636 million.
(3)	Corporate revenues and adjustments are reflected in the U.S. region.
(4)	For the six months ended June 30, 2006, pre-tax earnings include the impact of the $1.8 billion of one-time compensation expenses incurred in the first quarter of 2006. These costs have been allocated to each of the regions, accordingly.

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

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage related assets, including loans, securities and derivatives).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage related assets (including loans, securities and derivatives), and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

The following table presents Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2007.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of June 29, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$534	$6,102	$-	$-	$6,636
Receivables under resale agreements	-	99,774	-	-	99,774
Trading assets, excluding contractual agreements	87,681	86,611	3,648	-	177,940
Contractual agreements(2)	4,572	216,321	6,601	(180,645)	46,849
Investment securities	2,974	58,519	5,784	-	67,277
Loans, notes and mortgages	-	1,240	4	-	1,244
Other assets(3)	14	1,108	-	(262)	860
Liabilities:
Payables under repurchase agreements	$-	$100,752	$-	$-	$100,752
Trading liabilities, excluding contractual agreements	55,760	6,702	-	-	62,462
Contractual agreements(2)	5,200	236,006	6,372	(189,616)	57,962
Long-term borrowings(4)	-	38,184	282	-	38,466
Other payables — interest and other(3)	-	478	-	-	478

(1)	Represents counterparty and cash collateral netting.
(2)	Includes $4.0 billion and $2.7 billion of derivative assets and liabilities, respectively, that are included in commodities and related contracts on the Condensed Consolidated Balance Sheet.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 assets and liabilities for the three and six months ended June 29, 2007. As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 29, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,324	$259	$-	$32	$291	$483	$550	$3,648
Contractual agreements, net	(1,357)	416	5	1	422	249	915	229
Investment securities	5,922	(295)	185	5	(105)	568	(601)	5,784
Loans, notes and mortgages	6	-	(5)	-	(5)	(1)	4	4
Liabilities:
Long-term borrowings	-	-	-	-	-	-	282	282

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 29, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,021	$253	$-	$28	$281	$503	$843	$3,648
Contractual agreements, net	(2,030)	571	5	6	582	807	870	229
Investment securities	5,117	(430)	480	5	55	1,204	(592)	5,784
Loans, notes and mortgages	7	-	(9)	-	(9)	(2)	8	4
Liabilities:
Long-term borrowings	-	-	-	-	-	-	282	282

The following table provides the portion of gains or losses included in income for the three and six months ended June 29, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at June 29, 2007.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities
	Still Held at June 29, 2007
	Three Months Ended June 29, 2007				Six Months Ended June 29, 2007
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Trading assets	$234	$-	$32	$266	$203	$-	$28	$231
Contractual agreements, net	336	5	1	342	460	-	6	466
Investment securities	(295)	189	5	(101)	(430)	396	5	(29)
Loans, notes and mortgages	-	1	-	1	-	3	-	3

The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 29, 2007.

(dollars in millions)
	Fair Value Measurements on a
	Non-Recurring Basis as of June 29, 2007
	Level 1	Level 2	Level 3	Total

Loans, notes, and mortgages(1)	$-	$943	$38	$981
Other assets	-	27	-	27

(1)	These loans include Held-for-Sale loans and certain impaired Held-for-Investment loans where the fair value is below cost.

For the assets and liabilities measured at fair value on a non-recurring basis at June 29, 2007, the losses recorded in the Condensed Consolidated Statement of Earnings for the three and six months ended June 29, 2007 were, $54 million and $10 million, respectively.

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

The following table presents a summary of eligible financial assets and financial liabilities for which the fair value option was elected on December 30, 2006 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS No. 159.

(dollars in millions)
		Transition Adjustments
	Carrying Value	to Retained Earnings	Carrying Value
	Prior to Adoption	Gain/(Loss)	After Adoption

Assets:
Investment securities(1)	$8,723	$(268)	$8,732
Loans, notes, and mortgages(2)	1,440	2	1,442

Liabilities:
Long-term borrowings(3)	$10,308	$(29)	$10,337

Pre-tax cumulative-effect of adoption		$(295)
Deferred tax benefit		110

Cumulative effect of adoption of the fair value option		$(185)

(1)	Merrill Lynch adopted the fair value option for certain fixed rate securities in its treasury liquidity portfolio previously classified as available-for-sale securities as management modified its investment strategy and economic exposure to interest rate risk by eliminating long-term fixed rate assets in its liquidity portfolio and replacing them with floating rate assets. These securities were carried at fair value in accordance with SFAS No. 115 prior to the adoption of SFAS No. 159. An unrealized loss of $172 million, net of tax, related to such securities was reclassified from accumulated other comprehensive loss to retained earnings.
(2)	Merrill Lynch adopted the fair value option for certain automobile and corporate loans because the loans are risk managed on a fair value basis.
(3)	Merrill Lynch adopted the fair value option for certain positions, which are risk managed on a fair value basis and for which the fair value option eliminates the need to apply hedge accounting under SFAS No. 133.

The following table provides information about where in the Condensed Consolidated Statement of Earnings changes in fair values, for which the fair value option has been elected, are included for the three and six month periods ended June 29, 2007.

(dollars in millions)
	Changes in Fair Value for the Three			Changes in Fair Value
	Months Ended June 29, 2007,			for the Six Months Ended June 29, 2007,
	for Items Measured at Fair Value			for Items Measured at Fair Value
	Pursuant to Fair Value Option			Pursuant to Fair Value Option

	Gains	Gains	Total	Gains	Gains	Total
	Principal	Other	Changes in	Principal	Other	Changes in
	Transactions	Revenues	Fair Value	Transactions	Revenues	Fair Value

Assets:
Receivables under resale agreements(1)	$6	$-	$6	$5	$-	$5
Investment securities	210	8	218	210	21	231
Loans, notes and mortgages(2)	-	20	20	2	40	42

Liabilities:(3)
Payables under repurchase agreements(1)	$7	$-	$7	$17	$-	$17
Long-term borrowings	985	-	985	838	-	838

(1)	Merrill Lynch adopted the fair value option on a prospective basis for certain resale and repurchase agreements. The fair value option election was made regionally based on the underlying types of collateral. Open-ended resale and repurchase agreements were excluded from the fair value option election.
(2)	The decrease in the fair value of loans, notes and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk, was not material for all periods presented.
(3)	The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads, was not material for all periods presented.

The following table presents the difference between fair values and the aggregate contractual principal amounts of loans, notes and mortgages and long-term borrowings, for which the fair value option has been elected.

(dollars in millions)
		Principal
		Amount
	Fair Value at	Due Upon
	June 29, 2007	Maturity	Difference

Assets
Loans, notes and mortgages(1)	$1,244	$1,473	$(229)

Liabilities
Long-term borrowings(2)	$37,473	$38,872	$(1,399)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to zero coupon notes issued at a substantial discount from the principal amount.

At June 29, 2007, the difference between fair value and the aggregate contractual principal amount of receivables under resale agreements and payables under repurchase agreements for which the fair value option has been elected was not material to the Condensed Consolidated Financial Statements.

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

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 29, 2007 and December 29, 2006, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $842 billion and $633 billion, respectively, and the fair value of the portion that has been sold or repledged was $660 billion and $498 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At June 29, 2007 and December 29, 2006, the fair value of collateral used for this purpose was $12.2 billion, and $19.3 billion, respectively.

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 29, 2007 and December 29, 2006 are as follows:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$24,822	$34,475
U.S. Government and agencies	12,560	12,068
Corporate debt and preferred stock	8,910	11,454
Non-U.S. governments and agencies	7,232	4,810
Equities and convertible debentures	4,662	4,812
Municipals and money markets	261	975

Total	$58,447	$68,594

Note 5.  Investment Securities

Investment securities at June 29, 2007 and December 29, 2006 are presented below:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Investment securities
Available-for-sale(1)	$53,754	$56,292
Trading	7,976	6,512
Held-to-maturity	268	269
Non-qualifying(2)
Equity investments(3)	25,664	21,290
Investments of insurance subsidiaries(4)	1,208	1,360
Deferred compensation hedges(5)	1,859	1,752
Investments in trust preferred securities and other investments	616	715

Total	$91,345	$88,190

(1)	At June 29, 2007 and December 29, 2006, includes $4.9 billion and $4.8 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Primarily represents insurance policy loans.
(5)	Represents investments that economically hedge deferred compensation liabilities.

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

Merrill Lynch securitized assets of approximately $126.3 billion and $62.8 billion for the six months ended June 29, 2007 and June 30, 2006, respectively. For the six months ended June 29, 2007 and June 30, 2006, Merrill Lynch received $128.1 billion and $63.2 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $206.5 million and $169.5 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.

For the first six months of 2007 and 2006, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Six Months Ended

	June 29,	June 30,
	2007	2006

Asset category
Residential mortgage loans	$81,172	$42,704
Municipal bonds	36,588	9,770
Commercial loans and other	7,002	8,986
Corporate and government bonds	3,341	1,699

Total	$128,103	$63,159

Retained interests in securitized assets were approximately $10.3 billion and $6.8 billion at June 29, 2007 and December 29, 2006, respectively, which related primarily to residential mortgage loan and municipal bond securitization transactions. The majority of the retained interest balance consists of mortgage-backed securities that have quoted market prices. The majority of these retained interests include mortgage-backed securities that Merrill Lynch expects to sell to investors in the normal course of its underwriting activity and only a small portion of the retained interests represent residual interests from sub-prime mortgage securitizations.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 29, 2007 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Retained interest amount	$8,629	$1,097	$566
Weighted average credit losses (rate per annum)	1.8%	0.0%	0.7%
Range	0-8.4%	0.0%	0-3.5%
Impact on fair value of 10% adverse change	$(188)	$-	$(4)
Impact on fair value of 20% adverse change	$(372)	$-	$(7)
Weighted average discount rate	9.4%	3.9%	7.5%
Range	0-76.4%	3.2-8.4%	0-25.1%
Impact on fair value of 10% adverse change	$(309)	$(87)	$(9)
Impact on fair value of 20% adverse change	$(582)	$(156)	$(18)
Weighted average life (in years)	5.0	8.1	2.2
Range	0-29.6	0.3-12.5	0-9.7
Weighted average prepayment speed (CPR)(1)	23.4%	34.5%	38.2%
Range(1)	0-50.0%	10.8-38.6%	16.0-92.0%
Impact on fair value of 10% adverse change	$(180)	$-	$(2)
Impact on fair value of 20% adverse change	$(300)	$-	$(4)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of June 29, 2007 are as follows:

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Credit losses (rate per annum)	1.7%	0.0%	0.7%
Weighted average discount rate	9.1%	4.0%	7.3%
Weighted average life (in years)	5.1	6.7	2.8
Prepayment speed assumption (CPR)(1)	23.0%	9.0%	17.2%

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

For residential mortgage loan and other securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch’s other assets for failure of mortgage holders to pay when due. See Note 12 to the Condensed Consolidated Financial Statements for information related to representations and warranties.

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

In addition to standby letters of credit, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch.

The maximum payout under these liquidity and default guarantees totaled $47.9 billion and $38.2 billion at June 29, 2007 and December 29, 2006, respectively. The fair value of the guarantees approximated $57 million and $16 million at June 29, 2007 and December 29, 2006, respectively, which is reflected in the Condensed Consolidated Balance Sheets. Of these arrangements, $7.1 billion at June 29, 2007 and $6.9 billion at December 29, 2006, represent agreements where the guarantees are provided to the SPE by a third-party financial intermediary and Merrill Lynch enters into a reimbursement agreement with the financial intermediary. In these arrangements, if the financial intermediary incurs losses, Merrill Lynch has up to one year to fund those losses. Additional information regarding these commitments is provided in Note 12 to the Condensed Consolidated Financial Statements and in Note 12 of the 2006 Annual Report.

The following table summarizes the total principal amounts outstanding and delinquencies of securitized financial assets held in SPE’s, where Merrill Lynch holds retained interests, as of June 29, 2007 and December 29, 2006:

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

June 29, 2007
Principal Amount Outstanding	$175,161	$21,304	$20,023
Delinquencies	6,896	-	16
December 29, 2006
Principal Amount Outstanding	$124,795	$18,986	$33,024
Delinquencies	3,493	-	10

Net credit losses associated with securitized financial assets for the six months ended June 29, 2007 and June 30, 2006 approximated $179 million and $45 million, respectively.

Mortgage Servicing Rights

In connection with its residential mortgage business, Merrill Lynch may retain or acquire servicing rights associated with certain mortgage loans that are sold through its securitization activities. These loan sale transactions create assets referred to as mortgage servicing rights, or MSRs, which are included within other assets on the Condensed Consolidated Balance Sheets.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 29, 2006 (fair value is $164)	$122
Additions(1)	450
Amortization	(127)
Valuation allowance adjustments	(1)
Other-than-temporary impairments	-

Mortgage servicing rights, June 29, 2007 (fair value is $517 )	$444

(1)	Includes MSRs obtained in connection with the acquisition of First Franklin.

The amount of contractually specified revenues, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of Earnings include:

(dollars in millions)

	For the Three	For the Six
	Months Ended	Months Ended
	June 29,	June 29,
	2007	2007

Servicing fees	$92	$166
Ancillary and late fees	16	30

Total	$108	$196

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at June 29, 2007 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$517
Weighted average prepayment speed (CPR)	30.9%
Impact of fair value of 10% adverse change	$(34)
Impact of fair value of 20% adverse change	$(54)
Weighted average discount rate	17.2%
Impact of fair value of 10% adverse change	$(10)
Impact of fair value of 20% adverse change	$(20)

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

Variable Interest Entities

FIN 46R requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the variability of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual returns, or both. QSPEs are a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46R, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 12 to the Condensed Consolidated Financial Statements.

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of June 29, 2007 and December 29, 2006, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary, and holds a majority of the voting interests in the entity.

(dollars in millions)

				Significant Variable		Other Involvement
	Primary Beneficiary			Interest Holder		with VIEs

	Total	Net	Recourse	Total		Total
	Asset	Asset	to Merrill	Asset	Maximum	Asset	Maximum
	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure	Size(4)	Exposure

June 29, 2007
Tax planning VIEs(1)	$4,997	$4,997	$-	$483	$15	$-	$-
Loan and real estate VIEs	4,547	3,698	-	285	220	-	-
Guaranteed and other funds(2)	2,460	1,933	540	6,651	6,651	-	-
Credit linked note and other VIEs(3)	1,056	1,053	-	-	-	35,975	1,390

December 29, 2006
Tax planning VIEs(1)	$-	$-	$-	$483	$15	$-	$-
Loan and real estate VIEs	4,265	3,787	-	278	182	-	-
Guaranteed and other funds(2)	2,476	1,913	564	6,156	6,142	-	-
Credit linked note and other VIEs(3)	748	743	302	-	-	13,288	927

(1)	The maximum exposure for tax planning VIEs reflects the fair value of investments in the VIEs and derivatives entered into with the VIEs, as well as the maximum exposure to loss associated with indemnifications made by Merrill Lynch to investors in the VIEs.
(2)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investment, derivatives entered into with the VIEs if they are in an asset position and any recourse beyond the assets of the entity.
(3)	The maximum exposure for Credit-linked note and other VIEs is the fair value of the derivatives entered into with the VIEs if they are in an asset position.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Note 7. Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit at June 29, 2007 and December 29, 2006, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	June 29,	Dec. 29,	June 29,	Dec. 29,
	2007	2006	2007(2)(3)	2006(3)

Consumer:
Mortgages	$18,865	$18,346	$8,059	$7,747
Other	5,327	4,224	1,141	547
Commercial and small- and middle-market business:
Secured	39,698	42,610	80,513	46,307
Unsecured investment grade	4,995	2,870	25,583	30,569
Unsecured non-investment grade	2,017	2,402	2,934	9,015
Small- and middle-market business	2,998	3,055	2,410	2,185

	73,900	73,507	120,640	96,370
Allowance for loan losses	(435)	(478)	-	-
Reserve for lending-related commitments	-	-	(499)	(381)

Total, net	$73,465	$73,029	$120,141	$95,989

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 12 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at June 29, 2007, Merrill Lynch entered into agreements to purchase $4.7 billion of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $1.2 billion at December 29, 2006. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Six Months Ended

	June 29,	June 30,
	2007	2006

Allowance for loan losses, at beginning of period	$478	$406
Provision for loan losses	11	74
Charge-offs	(43)	(26)
Recoveries	9	7

Net charge-offs	(34)	(19)
Other(1)	(20)	2

Allowance for loan losses, at end of period	$435	$463

(1)	Other activity for the six months ended June 29, 2007 primarily relates to the deconsolidation of two VIEs during the second quarter of 2007.

Consumer loans, which are substantially secured, consisted of approximately 226,000 individual loans at June 29, 2007, and included residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures. Commercial loans, which consisted of approximately 7,000 separate loans, include corporate and institutional loans, commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses. The principal balance of non-accrual loans was $258 million at June 29, 2007 and $209 million at December 29, 2006. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than BBB. In some cases Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $13.1 billion and $10.3 billion at June 29, 2007 and December 29, 2006, respectively. For information on credit risk management see Note 6 of the 2006 Annual Report.

The above amounts include $22.9 billion and $18.6 billion of loans held for sale at June 29, 2007 and December 29, 2006, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At June 29, 2007, such loans consisted of $9.0 billion of consumer loans, primarily automobile loans and residential mortgages, and $13.9 billion of commercial loans, approximately 37% of which are to investment grade counterparties. At December 29, 2006, such loans consisted of $7.4 billion of consumer loans, primarily automobile loans and residential mortgages, and $11.2 billion of commercial loans, approximately 38% of which are to investment grade counterparties.

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

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment, for the six months ended June 29, 2007:

(dollars in millions)

	GMI	GWM	Total

Goodwill:
December 29, 2006	$1,907	$302	$2,209
Goodwill acquired(1)	999	-	999
Translation adjustment and other	37	2	39

June 29, 2007	$2,943	$304	$3,247

(1)	GMI activity primarily relates to goodwill acquired in connection with the acquisition of First Franklin.

Other Intangible Assets

Other intangible assets consist primarily of customer lists. Other intangible assets are tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets, and are amortized over their respective estimated useful lives.

The gross carrying amounts of other intangible assets were $513 million and $321 million as of June 29, 2007 and December 29, 2006, respectively. Accumulated amortization of other intangible assets amounted to $116 million and $73 million at June 29, 2007 and December 29, 2006, respectively.

Amortization expense for the three months ended June 29, 2007 and June 30, 2006 was $22 million and $11 million, respectively. Amortization expense for the six months ended June 29, 2007 and June 30, 2006 was $43 million and $22 million, respectively.

Note 9. Borrowings and Deposits

ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

Total borrowings at June 29, 2007 and December 29, 2006, which is comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Senior debt issued by ML & Co.	$142,867	$115,474
Senior debt issued by subsidiaries — guaranteed by ML & Co.	29,388	26,664
Subordinated debt issued by ML & Co.	10,466	6,429
Structured notes issued by ML & Co.	36,075	25,466
Structured notes issued by subsidiaries — guaranteed by ML & Co.	10,612	8,349
Junior subordinated notes (related to trust preferred securities)	4,403	3,813
Other subsidiary financing — not guaranteed by ML & Co.	2,050	4,316
Other subsidiary financing — non-recourse	14,622	12,812

Total	$250,483	$203,323

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

Borrowings and Deposits at June 29, 2007 and December 29, 2006, are presented below:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Short-term borrowings
Commercial paper	$9,679	$6,357
Promissory notes	3,450	-
Secured short-term borrowings	2,939	9,800
Other unsecured short-term borrowings	3,996	1,953

Total	$20,064	$18,110

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$87,995	$58,366
Variable-rate obligations(3)(4)	135,811	120,794
Zero-coupon contingent convertible debt (LYONs®)	2,210	2,240

Total	$226,016	$181,400

Deposits
U.S.	$59,317	$62,294
Non U.S.	23,484	21,830

Total	$82,801	$84,124

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

At June 29, 2007, long-term borrowings, including adjustments related to fair value hedges and various equity-linked or other indexed instruments, mature as follows:

(dollars in millions)

Less than 1 year	$45,127	20%
1 - 2 years	45,771	20
2+- 3 years	28,634	13
3+- 4 years	16,140	7
4+- 5 years	27,905	12
Greater than 5 years	62,439	28

Total	$226,016	100%

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

Except for the $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at June 29, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 of the 2006 Annual Report for additional information regarding conditions surrounding LYONs® conversion.

The fair values of long-term borrowings and related hedges approximated the carrying amounts at June 29, 2007 and December 29, 2006.

The effective weighted-average interest rates for borrowings at June 29, 2007 and December 29, 2006 were:

	June 29,	Dec. 29,
	2007	2006

Short-term borrowings	4.66%	5.15%
Long-term borrowings, contractual rate	4.53	4.23
Junior subordinated notes (related to trust preferred securities)	6.83	7.03

See Note 9 of the 2006 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.4 billion and $2.5 billion at June 29, 2007 and December 29, 2006, respectively.

Note 10. Comprehensive Income

The components of comprehensive income are as follows:

(dollars in millions)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net earnings	$2,139	$1,633	$4,297	$2,108
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	60	(42)	24	(44)
Net unrealized losses on investment securities available-for-sale	(82)	(107)	(24)	(175)
Deferred gains/(losses) on cash flow hedges	(23)	1	(27)	-
Defined benefit pension and postretirement plans	5	1	9	1

Total other comprehensive loss, net of tax	(40)	(147)	(18)	(218)

Comprehensive income	$2,099	$1,486	$4,279	$1,890

Note 11. Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)
	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net earnings	$2,139	$1,633	$4,297	$2,108
Preferred stock dividends	(72)	(45)	(124)	(88)

Net earnings applicable to common shareholders — for basic EPS	$2,067	$1,588	$4,173	$2,020
Interest expense on LYONs®(1)	-	-	-	1

Net earnings applicable to common shareholders — for diluted EPS	$2,067	$1,588	$4,173	$2,021

(shares in thousands)
Weighted-average basic shares outstanding(2)	833,804	885,373	837,551	884,555
Effect of dilutive instruments:
Employee stock options(3)	39,712	40,088	40,829	42,577
FACAAP shares(3)	20,736	21,460	20,483	21,262
Restricted shares and units(3)	24,424	25,979	23,084	27,708
Convertible LYONs®(1)	4,645	415	4,819	1,090
ESPP shares(3)	9	9	12	13

Dilutive potential common shares	89,526	87,951	89,227	92,650

Diluted Shares(4)	923,330	973,324	926,778	977,205

Basic EPS	$2.48	$1.79	$4.98	$2.28
Diluted EPS	2.24	1.63	4.50	2.07

(1)	See Note 9 of the 2006 Annual Report for additional information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 14 of the 2006 Annual Report for a description of these instruments.
(4)	Excludes 243 thousand for the three month period ended June 29, 2007, 281 thousand for the six month period ended June 29, 2007, and 33 million of instruments for the three and six months periods ended June 30, 2006, that were considered antidilutive and thus were not included in the above calculations.

During the second quarter of 2007, Merrill Lynch repurchased 19.8 million common shares at an average repurchase price of $90.90 per share. The Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares under a program announced on April 30, 2007.

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

Commitments

At June 29, 2007, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than			Over
	Total	1 year	1 - 3 years	3+- 5 years	5 years

Commitments to extend credit(1)	$120,640	$72,251	$12,287	$25,027	$11,075
Purchasing and other commitments	13,690	10,304	900	681	1,805
Operating leases	3,973	607	1,155	948	1,263
Commitments to enter into resale agreements	10,469	10,469	-	-	-

Total	$148,772	$93,631	$14,342	$26,656	$14,143

(1)	See Note 7 to the Condensed Consolidated Financial Statements.

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $452 million at June 29, 2007 and $782 million at December 29, 2006.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.4 billion and $928 million at June 29, 2007 and December 29, 2006, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 29, 2007 and December 29, 2006, minimum fee commitments over the remaining life of these agreements aggregated $272 million and $357 million, respectively. Merrill Lynch entered into commitments to purchase loans of $8.1 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment and loans held for sale) at June 29, 2007. Such commitments totaled $10.3 billion at December 29, 2006. Other purchasing commitments amounted to $3.4 billion and $2.1 billion at June 29, 2007 and December 29, 2006, respectively. Included in other purchasing commitments at June 29, 2007 was $1.8 billion related to the definitive agreement with First Republic Bank to acquire all of its outstanding common shares.

Leases

As disclosed in Note 12 of the 2006 Annual Report, Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

On June 19, 2007, Merrill Lynch sold its ownership interest in Chapterhouse Holdings Limited, whose primary asset is Merrill Lynch’s London Headquarters, for approximately $950 million. Merrill Lynch leased the premises back for an initial term of 15 years under an agreement which is classified as an operating lease. The leaseback also includes renewal rights extending significantly beyond the initial term. The sale resulted in a pre-tax gain of approximately $370 million which was deferred and is being recognized over the lease term as a reduction of occupancy expense.

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

The liquidity facilities and default facilities in the following table relate primarily to municipal bond securitization SPEs and Merrill Lynch-sponsored asset-backed commercial paper conduits (“Conduits”). Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of June 29, 2007, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of June 29, 2007, the maximum payout if the standby facilities are drawn was $39.7 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $42.6 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of June 29, 2007, the maximum payout if an issuer defaults was $8.2 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $9.3 billion. In addition, Merrill Lynch has established three Conduits and holds a variable interest in these Conduits. These variable interests represent $13 billion of liquidity facilities and $600 million of credit facilities. The maximum exposure to loss for these three facilities combined is $11.2 billion and assumes a total loss on a portfolio of highly rated assets. For additional information on these facilities, see Note 12 of the 2006 Annual Report and Note 6 to the Condensed Consolidated Balance Sheets.

In addition, Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit. Merrill Lynch holds marketable securities of $597 million as collateral to secure these guarantees.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At June 29, 2007, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at June 29, 2007. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of $7 million at June 29, 2007.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at June 29, 2007 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote.

These guarantees and their expiration at June 29, 2007 are summarized as follows:

(dollars in millions)

	Maximum
	Payout	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value

Derivative contracts(1)	$2,993,613	$762,368	$549,635	$538,701	$1,142,909	$66,330
Liquidity and default facilities with SPEs(2)	62,608	57,818	4,046	137	607	70
Residual value guarantees(3)	1,009	70	410	123	406	15
Standby letters of credit and other guarantees(4)	5,898	1,865	920	1,265	1,848	24

(1)	As noted above, the notional value of derivative contracts is provided rather than the maximum payout amount, although the notional value should not be considered as a reliable indicator of Merrill Lynch’s exposure to these contracts.

(2)	Amounts relate primarily to facilities provided to municipal bond securitization SPEs and asset-backed commercial paper conduits sponsored by Merrill Lynch. Includes $7.1 billion of guarantees provided to SPEs by third-party financial institutions where Merrill Lynch has agreed to reimburse the financial institution if losses occur, and has up to one year to fund losses.
(3)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(4)	Includes reimbursement agreements with the Mortgage 100sm program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

In connection with certain asset sales and securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. To the extent these assets were originated by others and purchased by Merrill Lynch, Merrill Lynch seeks to obtain appropriate representations and warranties in connection with its acquisition of the assets. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. The liability recorded for losses under these arrangements was approximately $90 million at June 29, 2007. In all other arrangements, no liability is carried in the Condensed Consolidated Balance Sheets because Merrill Lynch believes the potential for loss is remote.

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

Defined Benefit Pension Plans

Pension cost for the three and six months ended June 29, 2007 and June 30, 2006, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended
	June 29, 2007			June 30, 2006

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	20	44	24	15	39
Expected return on plan assets	(29)	(20)	(49)	(28)	(15)	(43)
Amortization of net (gains)/losses, prior service costs and other	(1)	8	7	-	5	5

Total defined benefit pension cost	$(6)	$15	$9	$(4)	$12	$8

(dollars in millions)

	Six Months Ended
	June 29, 2007			June 30, 2006

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$14	$14	$-	$14	$14
Interest cost	48	40	88	48	31	79
Expected return on plan assets	(58)	(39)	(97)	(56)	(30)	(86)
Amortization of net (gains)/losses, prior service costs and other	(2)	15	13	-	9	9

Total defined benefit pension cost	$(12)	$30	$18	$(8)	$24	$16

Merrill Lynch disclosed in its 2006 Annual Report that it expected to pay $23 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $70 million to its non-U.S. defined benefit pension plans in 2007. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and six months ended June 29, 2007 and June 30, 2006, included the following components:

(dollars in millions)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Service cost	$1	$2	$3	$4
Interest cost	4	4	8	8
Amortization of net (gains)/losses, prior service costs and other	(1)	(2)	(3)	(3)

Total other postretirement benefits cost	$4	$4	$8	$9

Approximately 90% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 14.	Income Taxes

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

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006. The IRS audits for the 2004 and 2005 tax years are expected to be completed in 2008. Japan tax authorities have completed audits through the tax year ended March 31, 2003. In the United Kingdom, Her Majesty’s Revenue and Customs has begun the audit for 2005. New York State and New York City audits have commenced for the years 2002-2006.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At June 29, 2007, MLPF&S’s regulatory net capital of $4,090 million was approximately 15.1% of ADI, and its regulatory net capital in excess of the minimum required was $3,474 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 29, 2007, MLI’s financial resources were $17,275 million, exceeding the minimum requirement by $1,895 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 29, 2007, MLGSI’s liquid capital of $2,396 million was 275.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,349 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 29, 2007, MLJS’s net capital was $1,476 million, exceeding the minimum requirement by $780 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of June 29, 2007.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	9.04%	$5,364	8.87%	$1,089
Tier 1 capital	6%	9.18%	5,364	10.39%	1,089
Total capital	10%	10.72%	6,262	14.74%	1,545

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At June 29, 2007, MLIB’s capital ratio was above the minimum requirement at 11.4% and its financial resources were $8,613 million, exceeding the minimum requirement by $1,047 million.

Note 16. Acquisitions

During the third quarter of 2006, Merrill Lynch announced an agreement to acquire the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates non-prime residential mortgage loans through a wholesale network. The First Franklin acquisition was completed at the beginning of the fiscal first quarter of 2007 and the results of operations for the three and six-months ended June 29, 2007 are included in GMI.

On January 29, 2007, Merrill Lynch announced that it had entered into a definitive agreement with First Republic Bank (“First Republic”) to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in the third quarter of 2007, pending necessary regulatory approval. The shareholders of First Republic approved this transaction on July 26, 2007. The results of operations of First Republic will be included in GWM.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of June 29, 2007, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 29, 2007 and June 30, 2006, and of cash flows for the six-month periods ended June 29, 2007 and June 30, 2006. These interim financial statements are the responsibility of Merrill Lynch’s management.

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

As discussed in Notes 1, 3 and 14 to the condensed consolidated interim financial statements, in 2007 Merrill Lynch adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 29, 2006, and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2006 for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP

New York, New York
August 3, 2007

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
Overview

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 38 countries and territories and total client assets of approximately $1.7 trillion at June 29, 2007. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with over $1 trillion in assets under management at June 29, 2007.

Since the fourth quarter of 2006, our business segment reporting reflects the management reporting lines established after the merger of our Merrill Lynch Investment Managers (“MLIM”) business with BlackRock on September 29, 2006 (the “BlackRock merger”), as well as the economic and long-term financial performance characteristics of the underlying businesses.

Prior to the fourth quarter of 2006, we reported our business activities in three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. Accordingly, a new business segment, Global Wealth Management (“GWM”), was created, consisting of GPC and Global Investment Management (“GIM”). GWM along with GMI are now our business segments. We have restated prior period segment information to conform to the current period presentation and, as a result, are presenting GWM as if it had existed for these prior periods. See Note 2 to the Condensed Consolidated Financial Statements for further information on segments.

The BlackRock merger closed on the last day of our third fiscal quarter of 2006. For more information on the BlackRock merger, refer to Note 2 of the 2006 Annual Report.

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

We also early adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) in the first quarter of 2007 and we have applied this option to value certain financial instruments. Such instruments include certain structured debt, repurchase and resale agreements, loans, available-for-sale securities and non-qualifying investments. The change in fair value of these instruments is recorded in principal transactions revenues and other revenues in the Condensed Consolidated Statement of Earnings. See Note 3 to the Condensed Consolidated Financial Statements for further information.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to fair value all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. Prior to adoption of SFAS No. 157, we followed the provisions of EITF 02-3. Under EITF 02-3, recognition of unrealized gains or losses at inception of a derivative transaction was prohibited in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at inception of the contract. Gains and losses deferred at inception under EITF 02-3 were previously recognized at the earlier of valuation observability or termination of the contract. SFAS No. 157 nullifies this guidance in EITF 02-3.

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

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage related assets, including loans, securities and derivatives).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage related assets (including loans, securities and derivatives), and long-dated or complex derivatives including certain foreign exchange options and long-dated options on gas and power). See Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which we have significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006. The IRS audits for the 2004 and 2005 tax years are expected to be completed in 2008. Japan tax authorities have completed audits through the tax year ended March 31, 2003. In the United Kingdom, Her Majesty’s Revenue and Customs has begun the audit for 2005. New York State and New York City audits have commenced for the years 2002-2006. Also, Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, we started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch believes that the estimate of the level of unrecognized tax benefits is appropriate in relation to the potential for additional assessments. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Business Environment(1)

Global financial markets continued to rise during the second quarter of 2007. Major U.S. and European equity markets reached record highs in mid-June, before declining throughout the remainder of the quarter due to continued concern regarding the U.S. housing market, higher U.S. Treasury yields and increases in interest rates around the world. Emerging markets soared in the second quarter driven by healthy economies, strong corporate earnings and a declining U.S. dollar. The U.S. Federal Reserve System’s Federal Open Market Committee left benchmark interest rates unchanged at 5.25%, where they have been since mid-2006. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the second quarter at 5.03%, up from 4.65% at the end of the first quarter of 2007.

Major U.S. equity indices ended the second quarter of 2007 in positive territory with the Dow Jones Industrial Average, the Nasdaq Composite and the Standard & Poor’s 500 Index up by 9%, 8% and 6%, respectively.

International equity indices generally ended the quarter with positive results fueled primarily by emerging markets. In Europe, the Dow Jones Stoxx Index, the FTSE 100 Index and Frankfurt’s DAX Index rose 7%, 5% and 16%, respectively. Asian equity markets were also up as Japan’s Nikkei Stock Average, Hong Kong’s Hang Seng and China’s Shanghai Composite Index rose 5%, 10% and 20%, respectively, while India’s Sensex rose 12%. In Latin America, Brazil’s Bovespa Index was up 19%.

Equity trading dollar volumes on the New York Stock Exchange and on the Nasdaq increased sequentially in the second quarter. However, the number of shares traded on these exchanges was flat compared to the first quarter of 2007. Equity market volatility was mixed for the quarter. The S&P 500 volatility was up, as indicated by higher average levels for the Chicago Board Options Exchange SPX Volatility Index, while the Nasdaq 100 volatility was down, as indicated by lower average levels for the American Stock Exchange QQQ Volatility Index.

Second quarter global debt and equity underwriting volumes of $2.2 trillion were up 2% sequentially and up 20% from the year-ago quarter. Global debt underwriting volumes of $1.9 trillion were down 3% sequentially, but up 16% compared to the year-ago quarter, while global equity underwriting volumes of $287 billion were up 62% sequentially and 50% compared to the year-ago quarter.

Merger and acquisition (“M&A”) activity increased sharply during the quarter as the value of global announced deals was $1.7 trillion, an increase of 48% sequentially and 82% from the year-ago quarter. However, global completed M&A activity was flat sequentially at $937 billion, but up 28% from the year-ago quarter.

While the outlook for growth in most global businesses in which we operate remains strong, the challenging market conditions in certain credit markets that existed during the first half of 2007 have intensified in the beginning of the third quarter. Characteristics of this environment include increased volatility, wider credit spreads, reduced price transparency, lower levels of liquidity, and rating agency downgrades. These factors have impacted and may continue to impact the sub-prime mortgage market, including certain collateralized debt obligations (CDOs), as well as other structured credit products and components of the leveraged finance origination market. Merrill Lynch continues to be a major participant in these markets with risk exposures through cash positions, loans, derivatives and commitments. Given current market conditions, significant risk remains that could adversely impact these exposures and results of operations. We continue our disciplined risk management efforts to proactively execute market strategies to manage our overall portfolio of positions and exposures with respect to market, credit and liquidity risks.

(1)  Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

Consolidated Results of Operations

(dollars in millions, except per share amounts)

	For the Three Months Ended			For the Six Months Ended

	June 29,	June, 30%		June 29,	June, 30%
	2007	2006	Change	2007	2006	Change

Net Revenues
Principal transactions	$3,548	$1,180	201%	$6,282	$3,168	98%
Commissions	1,786	1,542	16	3,483	3,102	12
Investment banking	1,538	1,221	26	3,052	2,244	36
Managed account and other fee-based revenues	1,411	1,773	(20)	2,765	3,452	(20)
Revenues from consolidated investments	133	186	(28)	264	290	(9)
Other	719	1,112	(35)	1,802	1,665	8

Subtotal	9,135	7,014	30	17,648	13,921	27
Interest and dividend revenues	14,671	9,690	51	27,633	18,354	51
Less interest expense	14,078	8,531	65	25,699	16,130	59

Net interest profit	593	1,159	(49)	1,934	2,224	(13)

Total Net Revenues	9,728	8,173	19	19,582	16,145	21

Non-interest expenses:
Compensation and benefits	4,759	3,980	20	9,646	9,730	(1)
Communications and technology	484	429	13	964	882	9
Brokerage, clearing, and exchange fees	346	266	30	656	525	25
Occupancy and related depreciation	277	249	11	542	490	11
Professional fees	245	196	25	470	396	19
Advertising and market development	201	191	5	359	335	7
Office supplies and postage	56	57	(2)	115	114	1
Expenses of consolidated investments	43	145	(70)	102	192	(47)
Other	294	311	(5)	610	539	13

Total non-interest expenses	6,705	5,824	15	13,464	13,203	2

Earnings before income taxes	$3,023	$2,349	29	$6,118	$2,942	108
Income tax expense	884	716	23	1,821	834	118

Net earnings	$2,139	$1,633	31	$4,297	$2,108	104

Earnings per common share:
Basic	$2.48	$1.79	39	$4.98	$2.28	118
Diluted	2.24	1.63	37	4.50	2.07	117

Annualized return on average common stockholders’ equity	22.4%	18.6%		22.8%	11.9%

Pre-tax profit margin	31.1%	28.7%		31.2%	18.2%

Compensation and benefits as a percentage of net revenues	48.9%	48.7%		49.3%	60.3%
Non-compensation expenses as a percentage of net revenues	20.0%	22.6%		19.5%	21.5%
Book value per share	$43.55	$37.18	17	$43.55	$37.18	17

Quarterly Results of Operations

Our net earnings were $2.1 billion for the 2007 second quarter, driven by a 19% increase in net revenues from the 2006 second quarter to $9.7 billion. Earnings per common share were $2.48 basic and $2.24 diluted for the 2007 second quarter, up 39% and 37%, respectively, from the year-ago quarter. Pre-tax earnings of $3.0 billion increased 29% from the prior-year period, and the annualized return on average common equity increased 3.8 percentage points to 22.4%.

Principal transactions revenues include realized gains and losses from the purchase and sale of equity and fixed income securities, including government bonds and municipal securities in which we act as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, and loans. Principal transactions revenues were $3.5 billion, an increase of 201% from the year-ago quarter driven primarily by our trading businesses with the strongest increases coming from credit, equity-linked, interest rate, commodity and cash equity trading activities. The increase was partially offset by a decline in net revenues from our structured finance and investments business, which includes mortgage-related activities. Revenues from mortgage-related activities for the second quarter of 2007 declined from the prior-year period resulting from a difficult environment for the origination, securitization and trading of sub-prime mortgage loans and securities in the United States.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $593 million, down 49% from the 2006 second quarter due primarily to higher interest expenses, partially offset by higher interest revenue from deposit spreads earned.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commission revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commission revenues were $1.8 billion, up 16% from the 2006 second quarter, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $1.5 billion, up 26% from the 2006 second quarter, driven by increased revenues in both equity and debt originations, as well as increased strategic advisory services.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. Managed accounts and other fee-based revenues were $1.4 billion, down 20% from the second quarter of 2006, driven primarily by the absence of the asset management revenues earned by MLIM as a result of the BlackRock merger at the end of the third quarter of 2006. This decrease was partially offset by higher asset-based fees reflecting the impact of net inflows into annuitized-revenue accounts and higher average equity market values.

Revenues from consolidated investments include revenues from investments that are consolidated under SFAS No. 94, Consolidation of All Majority-owned Subsidiaries and FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”). Revenues from consolidated investments were $133 million, down from $186 million in the 2006 second quarter reflecting lower investment gains.

Other revenues include realized investment gains and losses, dividends on cost method investments, unrealized gains on equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, gains related to the sale of mortgages, unrealized losses on certain available-for-sale securities, and translation gains and losses on foreign denominated assets and liabilities. Other revenues were $719 million, 35% lower than the 2006 second quarter. The overall decrease primarily reflects lower revenues from private equity investments, which were a record in the prior year period, partially offset by earnings from our investment in BlackRock.

Non-compensation expenses were $1.9 billion in the second quarter of 2007, up 6% from the year-ago quarter. The ratio of total non-compensation expenses to total net revenues was 20.0% during the second quarter of 2007, down from 22.6% in the year-ago quarter. Communication and technology costs were $484 million, up 13% from the year-ago quarter primarily due to technology investments for growth. Brokerage, clearing and exchange fees were $346 million, up 30% from the second quarter of 2006, primarily due to higher transaction volumes. Occupancy costs and related depreciation were $277 million, up 11% from the year-ago quarter principally due to higher office rental expenses and office space added via acquisitions. Professional fees were $245 million, up 25% from the year-ago quarter due to higher employment service fees and other professional fees associated with an increase in business activity. Expenses of consolidated investments totaled $43 million, down from $145 million due principally to decreased expenses associated with the related decrease in revenues from consolidated investments.

Our second quarter 2007 effective tax rate was 29.2% down from 30.5% in the second quarter of 2006 as we recognized a small discrete net benefit, relating to settlements and changes in estimates for prior years.

Year-to-date Results of Operations

For the first six months of 2007, net earnings were $4.3 billion, on record net revenues of $19.6 billion that grew 21% from the first half of 2006. Earnings per common share through the first half of 2007 were $4.98 basic and $4.50 diluted. Net earnings for the first six months of 2006 included $1.2 billion after-tax ($1.8 billion pre-tax) or $1.21 per diluted share, of one-time non-cash compensation expenses arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”).

Excluding the one-time compensation expenses incurred in the first quarter of 2006, net earnings of $4.3 billion for the first six months of 2007 were up 31% from the prior-year period, and pre-tax earnings of $6.1 billion were up 30% from the first six months of 2006. On the same basis, the pre-tax profit margin of 31.2% was up 2.1 percentage points from the first half of 2006, and the annualized return on average common equity of 22.8% was up 3.8 percentage points from 19.0% in the first six months of 2006. Also on the same basis, earnings per common share of $4.98 basic and $4.50 diluted were both up 37% from the prior-year period. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

Merrill Lynch’s year-to-date effective tax rate was 29.8%, compared with 28.3% in the prior-year period, or 30.1% excluding the one-time compensation expenses.

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

Results for the six months ended June 30, 2006 include one-time compensation expenses, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1 of the 2006 Annual Report for further information on one-time compensation expenses.

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

Global Markets and Investment Banking

GMI’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2007	2006	% Inc.	2007	2006	% Inc.

Global Markets
FICC	$2,618	$1,691	55%	$5,419	$3,749	45%
Equity Markets	2,148	1,863	15	4,534	3,450	31

Total Global Markets net revenues	4,766	3,554	34	9,953	7,199	38
Investment Banking
Origination:
Debt	479	401	19	1,070	829	29
Equity	547	315	74	910	552	65
Strategic Advisory Services	397	296	34	796	553	44

Total Investment Banking net revenues	1,423	1,012	41	2,776	1,934	44

Total GMI net revenues	6,189	4,566	36	12,729	9,133	39

Non-interest expenses before one-time compensation expenses	4,087	3,101	32	8,284	6,083	36
One-time compensation expenses	-	-		-	1,369	N/M

Pre-tax earnings	$2,102	$1,465	43	$4,445	$1,681	164

Pre-tax profit margin	34.0%	32.1%		34.9%	18.4%

N/M = Not Meaningful

During the second quarter of 2007, each of GMI’s major business lines — Fixed Income, Currencies and Commodities (“FICC”); Equity Markets; and Investment Banking — generated very strong net revenues compared with the second quarter of 2006. GMI’s net revenues increased 36% from the 2006 second quarter, to $6.2 billion. Pre-tax earnings were $2.1 billion, 43% higher than the prior-year period, driven by strong revenue growth and continued focus on expenses. The pre-tax profit margin was 34.0%, up from 32.1% in the year-ago quarter.

For the first six months of 2007, GMI’s net revenues were a record at $12.7 billion, an increase of 39% from the first half of 2006, driven by strong revenues in nearly every major line of business. Pre-tax earnings were a record $4.4 billion, 164% higher from the prior-year period. Pre-tax profit margin was 34.9%, compared with 18.4% in the first half of 2006. Excluding the impact of the $1.4 billion of one-time compensation expenses recognized by GMI in the first quarter of 2006, GMI’s pre-tax earnings for the first six months of 2006 were $3.1 billion, and the pre-tax profit margin was 33.4%. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

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

In the second quarter of 2007, FICC net revenues were $2.6 billion, up 55% from the second quarter of 2006. For the first six months of 2007, FICC generated a record $5.4 billion in net revenues, up 45% from the first six months of 2006, reflecting increased diversity and depth across asset classes and regions. These increases were driven primarily by strong growth in net revenues from trading credit products, interest rate products and commodities. These increases were partially offset by a revenue decline in the structured finance and investments business, which includes mortgage-related activities.

Revenues from mortgage-related activities for both the second quarter of 2007 and the first six months of 2007 declined from the prior year periods resulting primarily from a difficult environment for the origination, securitization and trading of sub-prime mortgage loans and securities in the United States.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues.

In the second quarter of 2007, Equity Markets net revenues were $2.1 billion, up 15% over the year-ago quarter with strong performances in nearly every major revenue category. The increase was driven by record net revenues in equity-linked trading and financing and services, as well as significant growth in revenues from our cash and proprietary trading businesses. These increases were partially offset by a revenue decline in our private equity business.

For the first six months of 2007, Equity Markets net revenues were a record $4.5 billion, up 31% from the year-ago period. The increase in net revenues was primarily driven by equity-linked trading and our cash trading business, partially offset by a decline in our private equity business.

Investment Banking

Investment Banking net revenues for the second quarter of 2007 were $1.4 billion, up 41% from the year-ago quarter. The substantial increase was driven by strong revenue growth in equity origination, debt origination and merger and acquisition advisory services.

For the first half of 2007, Investment Banking net revenues were a record $2.8 billion, up 44% from the prior-year period, primarily due to strong growth in equity origination revenues.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.

Origination revenues in the second quarter of 2007 were $1.0 billion, up 43% from the year-ago quarter. Equity origination set a new revenue record at $547 million, up 74% from the 2006 second quarter. Debt origination revenues were also strong at $479 million, up 19% from the year-ago quarter. The increase in revenues for debt and equity origination compared to the prior year quarter was primarily related to an increase in deal volume.

For the first six months of 2007, origination revenues were $2.0 billion, up 43% from the year-ago period. Equity and debt origination revenues were up 65% and 29%, respectively, compared with the first six months of 2006. The increase in revenues for debt and equity origination compared to the prior-year period was primarily related to an increase in deal volume.

On April 25, 2007, we agreed to purchase approximately $3 billion of perpetual convertible preferred shares from a key client, in a non-strategic capital markets transaction that enabled the client to raise funds to retire a previously issued series of preferred stock. We intend to hold this investment for a substantial period of time and to utilize appropriate risk management techniques to limit the impact of the change in value of the securities on our financial position and results of operations. The revenues associated with this transaction have been included in GMI’s equity origination and equity markets businesses and recorded in principal transactions in the accompanying Condensed Consolidated Statements of Earnings for the three- and six-month periods ended June 29, 2007.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $397 million in the second quarter of 2007, an increase of 34% over the year-ago quarter as overall deal volume increased.

Year-to-date strategic advisory services revenues increased 44% from the year-ago period, to $796 million, on higher activity and an increase in our share of completed merger and acquisition volume.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2007	2006	% Inc.	2007	2006	% Inc.

GPC
Fee-based revenues	$1,602	$1,443	11%	$3,141	$2,815	12%
Transactional and origination revenues	1,007	881	14	1,910	1,757	9
Net interest profit and related hedges(1)	587	533	10	1,191	1,060	12
Other revenues	117	77	52	214	133	61

Total GPC net revenues	3,313	2,934	13	6,456	5,765	12
GIM
Total GIM net revenues	305	139	119	566	243	133

Total GWM net revenues	3,618	3,073	18	7,022	6,008	17

Non-interest expenses before one-time compensation expenses	2,607	2,344	11	5,169	4,637	11
One-time compensation expenses	-	-		-	281	N/M

Pre-tax earnings	$1,011	$729	39	$1,853	$1,090	70

Pre-tax profit margin	27.9%	23.7%		26.4%	18.1%
Total Financial Advisors(2)	16,200	15,520		16,200	15,520

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Condensed Consolidated Statements of Earnings.
(2)	Includes 170 and 140 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end of 2Q07 and 2Q06, respectively.

GWM is comprised of GPC and GIM. Our share of the after-tax earnings of BlackRock are included in the GIM portion of GWM revenues for the three- and six-month periods ended June 29, 2007, but not the three- and six-month periods ended June 30, 2006, when our asset management activities were reported in the former MLIM segment.

GWM generated record net revenues of $3.6 billion for the second quarter of 2007, up 18% from the year-ago quarter, reflecting strong growth in both GPC and GIM businesses. Pre-tax earnings were $1.0 billion, up 39% from the year-ago period, and the pre-tax profit margin was a record 27.9%, compared with 23.7% in the second quarter of 2006.

For the first six months of 2007, GWM’s net revenues increased 17%, to a record $7.0 billion, driven by record revenues in both GPC and GIM. Excluding the impact of the $281 million of one-time compensation expenses recognized by GWM in the first quarter of 2006, GWM’s 2007 pre-tax earnings for the first six months of 2007 were up 35% from the year-ago period to a record $1.9 billion, driven by growth in revenues. On the same basis, the pre-tax profit margin was 26.4%, compared with 22.8% in the year-ago period, driven by the impact of the investment in BlackRock and strong operating leverage across the business. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

GWM’s net inflows of client assets into annuitized-revenue products were $12 billion for the second quarter of 2007 and $28 billion for the first half of 2007. Assets in annuitized-revenue products ended the quarter at $668 billion, up 19% from the year-ago quarter. Total client assets in GWM accounts were $1.7 trillion, up 14% from the year-ago quarter. Total net new money was $9 billion for the second quarter of 2007 and $24 billion for the first six months of 2007.

The value of client assets in GWM accounts at June 29, 2007 and June 30, 2006 follows:

(dollars in billions)

	June 29,	June 30,
	2007	2006

Assets in client accounts:
U.S.	$1,550	$1,370
Non-U.S.	153	124

Total	$1,703	$1,494

On January 29, 2007, we announced that we had entered into a definitive agreement with First Republic Bank (“First Republic”) to acquire all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic is a private banking and wealth management firm focused on high-net-worth individuals and their businesses. The transaction is expected to close in the third quarter of 2007, pending necessary regulatory approval. The shareholders of First Republic approved this transaction on July 26, 2007. The results of operations of First Republic will be included in GWM.

Global Private Client (GPC)

GPC’s second quarter 2007 net revenues were $3.3 billion, up 13% from the year-ago quarter. The increase in GPC’s net revenues was driven by all major revenue categories. For the first six months of 2007, GPC’s net revenues increased 12% over the prior-year period to a record $6.5 billion.

Financial Advisor headcount reached 16,200 at the end of the second quarter of 2007, a net increase of 680 FAs since the second quarter of 2006, as GPC continued to successfully execute its strategy for recruiting and training high-quality FAs.

A detailed discussion of GPC’s revenues follows:

Fee-based revenues

Fee-based revenues primarily consist of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed quarterly in advance based on prior quarter asset values), such as Merrill Lynch Consults® (a separately managed account product) and Unlimited Advantage® (a fee-based brokerage account). Fee-based revenues also include fees from insurance products and taxable and tax-exempt money market funds, as well as fixed annual account fees and other account-related fees, and commissions related to distribution fees on mutual funds.

In March 2007, the U.S. Court of Appeals for the District of Columbia Circuit held that the SEC exceeded its rulemaking authority with respect to Rule 202(a)(11)-1 of the Investment Advisers Act of 1940 (the “Fee-Based Rule”). The Fee-Based Rule generally exempts certain broker-dealers from the requirement to register as investment advisers under the Advisers Act with respect to the offering of fee-based brokerage services. In its decision, the court overturned the Fee-Based Rule in its entirety. While the result of this decision will likely affect certain of our service offerings, we do not expect it to have a material impact on our future financial results.

GPC’s fee-based revenues were $1.6 billion in the second quarter of 2007, up 11% from the year-ago quarter. On a year-to-date basis, fee-based revenues increased 12% from the year-ago period to

$3.1 billion. These increases reflect continued growth in assets in annuitized-revenue products and higher market values.

Transactional and origination revenues

Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, insurance products, and mutual funds. These revenues also include principal transactions which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues which include selling concessions on newly issued debt and equity securities, including shares of closed-end funds.

Transactional and origination revenues were $1.0 billion in the second quarter of 2007, up 14% from the year-ago quarter, driven primarily by increased origination activity. Year-to-date transactional and origination revenues were $1.9 billion, up 9% from the year-ago period, also primarily due to increased origination activity.

Net interest profit and related hedges

Net interest profit (interest revenues less interest expenses) and related hedges include GPC’s allocation of the interest spread earned in our banking subsidiaries for deposits, as well as interest earned, net of provisions for loan losses, on margin, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.

GPC’s net interest profit and related hedge revenues were $587 million in the second quarter of 2007, up 10% from the year-ago quarter. On a year-to-date basis, GPC’s net interest profit and related hedges revenues were up 12% to $1.2 billion. These increases reflect higher spreads on deposits due to a year-over-year increase in short-term interest rates.

Other revenues

GPC’s other revenues were $117 million in the second quarter of 2007, up 52% from the year-ago quarter. For the first six months of 2007, other revenues were up 61% to $214 million. The increases for both period comparisons were primarily due to additional revenues from the distribution of mutual funds and higher foreign exchange gains.

Global Investment Management (GIM)

GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock.

GIM’s second quarter 2007 revenues of $305 million were up 119% from the year-ago quarter. For the first six months of 2007, GIM’s revenues were $566 million, up 133% from 2006. The increase in net revenues for both period comparisons was primarily due to the inclusion of revenues from our ownership position in BlackRock.

For additional information on GWM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

On September 29, 2006, Merrill Lynch merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares in the newly combined BlackRock, representing an economic interest of approximately half. Following the merger, the MLIM business segment ceased to exist, and under the equity method of accounting, an estimate of the net earnings associated with Merrill Lynch’s ownership position in BlackRock is recorded in the GIM portion of the GWM segment. For the second quarter of 2006, MLIM’s net revenues were $630 million, and its pre-tax earnings were $240 million. For the first six months of 2006, MLIM’s net revenues were $1.2 billion, and its pre-tax earnings were $353 million. Excluding the impact of the $109 million of one-time compensation expenses recognized by MLIM in the first quarter of 2006, MLIM’s pre-tax earnings for the first six months of 2006 were $462 million.

Geographic Information

Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues for the three and six months ended June 29, 2007 and June 30, 2006:

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2007	2006(1)	% Inc	2007	2006(2)	% Inc

Net revenues
EMEA	$2,121	$1,695	25%	$4,217	$3,373	25%
Pacific Rim	1,482	998	48	2,660	1,880	41
Latin America	344	250	38	732	540	36
Canada	118	97	22	287	185	55

Total Non-U.S.	4,065	3,040	34	7,896	5,978	32
United States(3)	5,663	5,133	10	11,686	10,167	15

Total	$9,728	$8,173	19%	$19,582	$16,145	21%

(1)	The 2006 second quarter results include net revenues earned by MLIM of $630 million, which include non-U.S. net revenues of $348 million.
(2)	The 2006 six-month results include net revenues earned by MLIM of $1.2 billion, which include non-U.S. net revenues of $636 million.
(3)	Corporate revenues and adjustments are reflected in the U.S. region.

Non-U.S. net revenues for the second quarter 2007 increased to $4.1 billion, up 34% from the 2006 second quarter. Non-U.S. net revenues represented 42% of our second quarter 2007 total net revenues, compared to 37% in the year-ago quarter, which included net revenues earned by MLIM. The second quarter 2007 growth of non-U.S. net revenues was mainly attributable to higher revenues in the Pacific Rim and EMEA regions. While we experienced growth of non-U.S. net revenues across all businesses in the second quarter of 2007, the most significant increases were from GMI. For GMI, non-U.S. net revenues represented 61% of total GMI net revenues in the second quarter of 2007, up from 52% in the year-ago quarter. For GWM, non-U.S. net revenues represented 11% of total GWM net revenues for both the 2007 and 2006 second quarter results.

Net revenues in EMEA were $2.1 billion in the second quarter of 2007, an increase of 25% from the year-ago quarter. These results were spread across multiple products and businesses mainly within

GMI. In Global Markets, we had strong growth in our FICC business, mainly reflecting higher revenues from interest rate and credit products as well as commodities. Equity Markets’ strong results reflected increases from equity-linked products and higher revenues from our financing and services business, which offset lower revenues from our private equity investments. Investment Banking primarily benefited from higher revenues from our strategic advisory services.

Net revenues in the Pacific Rim were $1.5 billion in the second quarter of 2007, an increase of 48% from the year-ago quarter. These results reflected increases across multiple businesses and products mainly within GMI. In Global Markets, the growth experienced in Equity Markets was driven by higher revenues from equity-linked products and cash equity trading activity, while FICC primarily benefited from higher revenues from interest rate and credit products. Investment Banking primarily benefited from higher equity origination revenues.

Net revenues in Latin America increased 38% in the second quarter of 2007, primarily reflecting strong results in both our GMI and GWM businesses.

Net revenues in Canada increased 22% in the second quarter of 2007, primarily due to strong results in GMI’s Equity Markets and Investment Banking businesses.

For the first six months of 2007, non-U.S net revenues increased to $7.9 billion, up 32% from the first six months of 2006. Non-U.S. net revenues represented 40% of total net revenues, compared to 37% for the first six months of 2006, which included net revenues earned by MLIM. While we experienced higher revenues across all regions and businesses, the increase was mainly attributable to EMEA and the Pacific Rim regions with the most significant increase attributable to GMI. For the first six months of 2007, non-US net revenues in GMI represented 57% of its total net revenues compared to 51% for the first six months of 2006.

Consolidated Balance Sheets

Management continually monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the June 29, 2007 and December 29, 2006 period-end, and first six months of 2007 and full-year 2006 average balance sheets:

(dollars in millions)

		2007		2006
	June 29,	Six Month	Dec. 29,	Full Year
	2007	Average(1)	2006	Average(1)

Assets
Trading-Related
Securities financing assets	$496,669	$479,147	$321,907	$362,090
Trading assets	224,789	236,377	203,848	193,911
Other trading-related receivables	89,489	87,574	71,621	69,510

	810,947	803,098	597,376	625,511

Non-Trading-Related
Cash	57,165	43,994	45,558	37,760
Investment securities	86,439	83,455	83,410	70,827
Loans, notes, and mortgages, net	73,465	76,261	73,029	70,992
Other non-trading assets	48,308	50,368	41,926	43,012

	265,377	254,078	243,923	222,591

Total assets	$1,076,324	$1,057,176	$841,299	$848,102

Liabilities
Trading-Related
Securities financing liabilities	$426,743	$444,937	$291,045	$332,741
Trading liabilities	120,424	140,875	98,862	117,873
Other trading-related payables	99,420	104,105	75,622	80,238

	646,587	689,917	465,529	530,852

Non-Trading-Related
Short-term borrowings	20,064	14,792	18,110	17,104
Deposits	82,801	85,193	84,124	81,109
Long-term borrowings	226,016	192,219	181,400	141,278
Junior subordinated notes (related to trust preferred securities)	4,403	3,631	3,813	3,091
Other non-trading liabilities	54,262	30,834	49,285	37,251

	387,546	326,669	336,732	279,833

Total liabilities	1,034,133	1,016,586	802,261	810,685

Total stockholders’ equity	42,191	40,590	39,038	37,417

Total liabilities and stockholders’ equity	$1,076,324	$1,057,176	$841,299	$848,102

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of our normal operations, we enter into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expirations as of June 29, 2007:

(dollars in millions)
	Expiration
		Less
		than			Over
	Total	1 Year	1 - 3 Years	3+- 5 Years	5 Years

Liquidity and default facilities with SPEs(1)	$62,608	$57,818	$4,046	$137	$607
Residual value guarantees(2)	1,009	70	410	123	406
Standby letters of credit and other guarantees(3)	5,898	1,865	920	1,265	1,848

(1)	Amounts relate primarily to liquidity facilities and credit default protection provided to municipal bond securitization SPEs and asset-backed commercial paper conduits that we sponsor.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes reimbursement agreements with the Mortgage 100sm program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at June 29, 2007. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, contractual agreements, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)
	Expiration
		Less
		than			Over
	Total	1 Year	1 - 3 Years	3+- 5 Years	5 Years

Long-term borrowings	$226,016	$45,127	$74,405	$44,045	$62,439
Purchasing and other commitments	13,690	10,304	900	681	1,805
Junior subordinated notes (related to trust preferred securities)	4,403	-	-	-	4,403
Operating lease commitments	3,973	607	1,155	948	1,263

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

Commitments

At June 29, 2007, our commitments had the following expirations:

(dollars in millions)
	Expiration
		Less
		than			Over
	Total	1 Year	1 - 3 Years	3+- 5 Years	5 Years

Commitments to extend credit(1)	$120,640	$72,251	$12,287	$25,027	$11,075
Commitments to enter into resale agreements	10,469	10,469	-	-	-

(1) See Note 7 and Note 12 to the Condensed Consolidated Financial Statements.

Capital and Funding

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At June 29, 2007 and December 29, 2006 total long-term capital consisted of the following:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Common equity	$37,567	$35,893
Preferred stock	4,624	3,145
Trust preferred securities(1)	3,976	3,323

Equity capital	46,167	42,361
Subordinated long-term debt obligations	10,466	6,429
Senior long-term debt obligations(2)	155,267	120,122
Deposits(3)	68,160	71,204

Total long-term capital	$280,060	$240,116

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $427 million at June 29, 2007 and $490 million at December 29, 2006.
(2)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(3)	Includes $56,600 million and $11,560 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at June 29, 2007, and $59,341 million and $11,863 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 29, 2006 that we consider to be long-term based on our liquidity models.

At June 29, 2007, our long-term capital sources of $280.1 billion exceeded our estimated long-term capital requirements. See Liquidity Risk in the Risk Management Section for additional information.

Equity Capital

At June 29, 2007, equity capital, as defined by Merrill Lynch, was $46.2 billion and comprised of $37.6 billion of common equity, $4.6 billion of preferred stock, and $4.0 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s consolidated supervised entity (“CSE”) rules and considerations of rating agencies. Merrill Lynch is in compliance with applicable CSE standards. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

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

Major components of the changes in our equity capital for the first six months of 2007 are as follows:

(dollars in millions)

Balance at December 29, 2006	$42,361
Net earnings	4,297
Issuance of preferred stock, net of repurchases and re-issuances	1,479
Issuance of trust preferred securities, net of redemptions and related investments	653
Common and preferred stock dividends	(749)
Common stock repurchases	(3,800)
Net effect of employee stock transactions and other(1)	1,926

Balance at June 29, 2007	$46,167

(1)	Includes effect of accumulated other comprehensive loss and other items.

Our equity capital of $46.2 billion at June 29, 2007 increased $3.8 billion, or 9%, from December 29, 2006. Equity capital increased in the first six months of 2007 primarily through net earnings, the net issuance of preferred stock and trust preferred securities and the net effect of employee stock transactions. The equity capital increase was partially offset by common stock repurchases and dividends.

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

During the first six months of 2007, we repurchased 42.2 million common shares at an average repurchase price of $90.05 per share. On April 30, 2007 the Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares. At June 29, 2007, we had completed the $5 billion repurchase program authorized in October 2006 and had $5.4 billion of authorized repurchase capacity remaining.

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

The following table provides calculations of our leverage ratios at June 29, 2007 and December 29, 2006:

(dollars in millions)
	June 29, 2007		Dec. 29, 2006

Total assets	$1,076,324		$841,299
Less:
Receivables under resale agreements	261,266		178,368
Receivables under securities borrowed transactions	187,355		118,610
Securities received as collateral	48,048		24,929
Add:
Trading liabilities, at fair value, excluding contractual agreements	65,135		60,428

Sub-total	644,790		579,820
Less:
Segregated cash and securities balances	18,410		13,449
Separate account assets	12,605		12,314

Adjusted assets	613,775		554,057
Less:
Goodwill and other intangible assets	3,644		2,457

Tangible adjusted assets	$610,131		$551,600
Stockholders’ equity	$42,191		$39,038
Add:
Trust preferred securities(1)	3,976		3,323

Equity capital	$46,167		$42,361
Tangible equity capital(2)	$42,523		$39,904
Leverage ratio(3)	23.3	x	19.9	x
Adjusted leverage ratio(4)	13.3	x	13.1	x
Tangible adjusted leverage ratio(5)	14.3	x	13.8	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $427 million and $490 million at June 29, 2007 and December 29, 2006, respectively.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

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

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)
	June 29,	December 29,
	2007	2006

Commercial paper	$9,679	$6,357
Promissory Notes	3,450	-
Other unsecured short-term borrowings(1)	3,996	1,953
Current portion of long-term borrowings(2)	43,611	37,720

Total unsecured short-term borrowings	60,736	46,030
Senior long-term borrowings(3)	155,267	120,122
Subordinated long-term borrowings	10,466	6,429

Total unsecured long-term borrowings	165,733	126,551
Deposits	$82,801	$84,124

(1)	Excludes $2.9 billion and $9.8 billion of secured short-term borrowings at June 29, 2007 and December 29, 2006, respectively; these short-term borrowings are represented under a master note lending program.
(2)	Excludes $1.5 billion and $460 million of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at June 29, 2007 and December 29, 2006, respectively.
(3)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

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

Diversification of Funding Sources

We strive to diversify and expand our funding globally across programs, markets, currencies and investor bases. We issue debt through syndicated U.S. registered offerings, U.S. registered and unregistered medium-term note programs, non-U.S. medium-term note programs, non-U.S. private placements, U.S. and non-U.S. commercial paper and through other methods. We distribute a significant portion of our debt offerings through our retail and institutional sales forces to a large, diversified global investor base. Maintaining relationships with our investors is an important aspect of our funding strategy. We also make markets in our debt instruments to provide liquidity for investors.

At June 29, 2007 our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)

USD	$137,432	55%
EUR	62,825	26
JPY	15,300	6
GBP	11,695	5
AUD	5,520	2
CAD	5,078	2
CHF	1,859	1
INR	1,515	1
Other(1)	4,856	2

Total	$246,080	100%

Note: excludes junior subordinated notes (related to trust preferred securities).

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

We also diversify our funding sources by issuing various types of debt instruments, including structured notes and extendible notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $46.7 billion and $33.8 billion at June 29, 2007 and December 29, 2006, respectively.

Extendible notes are debt obligations that have an extendible maturity. The initial maturity of the majority of our extendible notes is thirteen months. These notes automatically extend before they become current, unless the holders exercise their option to redeem the notes. Extendible notes are included in long-term borrowings while the remaining maturity is greater than one year. Based on current market conditions, we expect that these notes will automatically extend. Total extendible notes outstanding were $14.2 billion and $10.6 billion at June 29, 2007 and December 29, 2006, respectively.

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

At June 29, 2007, the weighted average maturity of our long-term borrowings exceeded five years. The following chart presents our long-term borrowings maturity profile as of June 29, 2007 (quarterly for two years and annually thereafter):

Long-term Debt Maturity Profile

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), during the first six months of 2007 are as follows:

(dollars in billions)

Balance at December 29, 2006	$181.4
Issuance and resale	74.6
Settlement and repurchase	(29.6)
Other(1)	(0.4)

Balance at June 29, 2007(2)	$226.0

(1)	Relates to foreign exchange and other movements.
(2)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important part of our long-term borrowings. During the first six months of 2007, ML & Co. issued $4.0 billion of subordinated debt in four currencies and with maturities ranging from 2017 to 2037. This subordinated debt was issued to satisfy certain anticipated CSE capital requirements. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At June 29, 2007, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $229.4 billion. Except for the $2.2 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs®”) that were outstanding at June 29, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

Deposit Funding

At June 29, 2007, our bank subsidiaries had $82.8 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $59.3 billion includes an estimated $47.8 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits.

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including OTC derivatives. Factors that influence our credit ratings include the credit rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices.

The following table sets forth ML & Co.’s unsecured credit ratings as of July 27, 2007. Rating agencies express outlooks from time to time on these credit ratings, and each of these agencies describes its current outlook as stable.

	Senior Debt	Subordinated	Preferred	Commercial
Rating Agency	Ratings	Debt Ratings	Stock Ratings	Paper Ratings

Dominion Bond Rating Service Ltd.	AA (low)	A (high)	A	R-1 (middle)
Fitch Ratings	AA−	A+	A+	F1+
Moody’s Investors Service, Inc.	Aa3	A1	A2	P-1
Rating & Investment Information, Inc. (Japan)	AA	AA−	A+	a-1+
Standard & Poor’s Ratings Services	AA−	A+	A	A-1+

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. At June 29, 2007, the amount of additional collateral that would be required for such derivatives transactions and trading agreements was approximately $610 million in the event of a one-notch downgrade and approximately $829 million in the event of a two-notch downgrade of ML & Co.’s long term senior debt credit rating. We consider additional collateral on derivative contracts that may be required in the event of changes in ML & Co.’s ratings as part of our liquidity management practices.

Cash Flows

Cash and cash equivalents of $38.8 billion at June 29, 2007 increased by $6.6 billion from December 29, 2006. Cash flows from financing activities provided $57.5 billion during the first six months of 2007, primarily due to issuances and resales of long-term borrowings, net of settlements and repurchases, of $45.5 billion and cash from derivative financing transactions of $12.8 billion. Cash flows used for investing activities during the first six months of 2007 were $4.8 billion and were primarily due to acquisitions and other investments and net cash used for available-for-sale securities, partially offset by proceeds from loans, notes and mortgages held for investment. Cash flows used for operating activities during the first six months of 2007 were $46.1 billion and were primarily due to net cash used for resale agreements and securities borrowed transactions, partially offset by cash provided by repurchase agreements and securities loaned transactions.

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

To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The overall VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options. Over the past year, our overall risk profile has become more diverse across the major risk categories.

The table that follows presents our average and ending VaR for trading instruments for the first and second quarters of 2007 and the full-year 2006. Additionally, high and low VaR for the second quarter of 2007 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

(dollars in millions)

						Daily	Daily	Daily
	June 29,	Mar. 30,	Dec. 29,	High	Low	Average	Average	Average
	2007	2007	2006	2Q07	2Q07	2Q07	1Q07	2006

Trading Value-at-Risk(1)
Interest rate and credit spread	48	55	48	83	44	61	53	48
Equity	36	23	29	41	22	31	29	19
Commodity	21	17	13	26	15	20	15	11
Currency	5	4	3	8	2	4	4	4

Subtotal(2)	110	99	93			116	101	82
Diversification benefit	(39)	(34)	(41)			(39)	(35)	(32)

Overall	71	65	52	93	58	77	66	50

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

On June 29, 2007, trading VaR was higher than on March 30, 2007 due primarily to increased equity exposures. This increase was offset by reduced interest rate and credit spread exposures. The average trading VaR was higher in the second quarter than in the first quarter due primarily to higher equity exposures and higher interest and credit spread exposures earlier in the period. If market conditions are favorable, we may increase our risk-taking in a number of our businesses, including our proprietary trading activities. These activities provide revenue opportunities while also increasing the loss potential under certain market conditions. We monitor these risk levels on a daily basis to verify they remain within corporate risk guidelines and tolerance levels.

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

The primary market risk of non-trading investment securities and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the second quarter of 2007, the total credit spread sensitivity of these instruments is a pre-tax loss of $26 million in fair market value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $22 million at the end of the first quarter of 2007. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At the end of the second quarter of 2007, the net interest rate sensitivity of these positions is a pre-tax loss in fair market value of $0.3 million for a parallel one basis point increase in interest rates across all yield curves, compared to $1 million at the end of the first quarter of 2007. This change in fair market value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

Commercial Lending

Our commercial lending activities consist primarily of corporate and institutional lending, asset-based finance, commercial finance, and commercial real estate related activities. In evaluating certain potential commercial lending transactions, we use a risk-adjusted return-on-capital model in addition to other methodologies.

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of June 29, 2007, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed. These tables do not include our large, diversified portfolio of loans and commitments to small- and middle-market businesses, totaling approximately $3.0 billion in loans and $2.1 billion in closed commitments as of June 29, 2007. The majority of these counterparties carry non-investment grade ratings and are predominantly domiciled in the United States.

(dollars in millions)
	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

AA or above	$5,342	$11	$3,419	$3,989
A	2,589	2,857	2,170	12,243
BBB	7,318	2,127	6,113	9,113
BB	12,244	1,158	5,180	1,278
Other	12,205	859	10,097	556

Total	$39,698	$7,012	$26,979	$27,179

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Financial Institutions	26%	35%	23%	27%
Consumer Goods and Services	25	11	28	19
Real Estate	25	8	11	4
Industrial/Manufacturing	4	2	19	11
Energy/Utilities	2	7	4	18
Technology/Media/Telecommunications	3	22	4	14
All Other	15	15	11	7

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	56%	51%	62%	73%
United Kingdom	12	1	14	7
Germany	7	18	12	7
Japan	10	6	-	2
France	4	2	3	1
All Other	11	22	9	10

Total	100%	100%	100%	100%

As of June 29, 2007, our largest commercial lending industry concentration was to financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than three years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

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

The following is a summary of counterparty credit ratings for the replacement cost (net of $12.8 billion of collateral, of which $8.0 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at June 29, 2007.

(dollars in millions)
					Cross-
	Years to Maturity				Maturity
By Credit Quality(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$5,677	$1,324	$1,724	$7,772	$(2,277)	$14,220
A	6,315	1,755	891	3,202	(2,681)	9,482
BBB	2,197	473	289	1,389	(291)	4,057
BB	592	445	254	255	(96)	1,450
Other	4,065	532	257	898	(92)	5,660

Total	$18,846	$4,529	$3,415	$13,516	$(5,437)	$34,869

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

As of June 29, 2007 and December 29, 2006, the aggregate Global Liquidity Sources were $216 billion and $178 billion, respectively, consisting of the following:

(dollars in billions)
	June 29,	Dec. 29,
	2007	2006

Excess liquidity pool	$81	$63
Unencumbered assets at regulated bank subsidiaries	58	57
Unencumbered assets at regulated non-bank subsidiaries	77	58

Global Liquidity Sources	$216	$178

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. In the first quarter of 2007, we changed our investment strategy and eliminated our exposure to long-term fixed rate assets. At June 29, 2007 and December 29, 2006, the total carrying value of the excess liquidity pool, net of related hedges, was $81 billion and $63 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At June 29, 2007, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At June 29, 2007, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities, significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At June 29, 2007 and December 29, 2006, unencumbered liquid assets of $58 billion and $57 billion, respectively, in the form of unencumbered high investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At June 29, 2007 and December 29, 2006, our regulated non-bank subsidiaries, including broker-dealer subsidiaries, maintained $77 billion and $58 billion, respectively, of unencumbered securities, including $12 billion of customer margin securities at both June 29, 2007 and December 29, 2006. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of June 29, 2007 and which expires in April 2010. This facility permits borrowings by ML &Co. and replaced a previous 364-day $4.5 billion facility that was in place December 29, 2006 which would have matured in June 2007. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At June 29, 2007 and December 29, 2006, we had $1.0 billion and no borrowings outstanding, respectively, under this facility.

We also maintain two committed, secured credit facilities which totaled $7.0 billion at June 29, 2007 and $7.5 billion at December 29, 2006. One of these facilities is multi-currency and includes a tranche of up to approximately $1.2 billion that is available on an unsecured basis, at our option. These facilities expire in May 2008 and December 2007. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At June 29, 2007 and December 29, 2006, we had no borrowings outstanding under either facility.

In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at June 29, 2007 and December 29, 2006. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At June 29, 2007 and December 29, 2006, we had no borrowings outstanding under these facilities.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At June 29, 2007, our long-term capital sources of $280 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

In our scenario analysis, we assume loss of access to unsecured funding markets during periods of financial stress. Various levels of severity are assessed through sensitivity analysis around key liquidity risk drivers and assumptions. Key assumptions that are stressed include diminished access to the secured financing markets, run-off in deposits, draws on liquidity facilities, cash outflows due to the loss of funding from asset-backed commercial paper conduits and derivative collateral outflows. We assess the liquidity sources that can be accessed during the crisis and the residual positions.

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

Trading Exposures

The following table summarizes our trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Trading assets:
Cash instruments	$31,251	$26,855
Derivatives	9,317	9,661
Trading liabilities — cash instruments	(4,164)	(4,034)
Collateral on derivative assets	(2,207)	(3,012)

Net trading asset exposure	$34,197	$29,470

Included in the preceding table are debt and equity securities and traded bank loans of companies in various stages of bankruptcy proceedings or in default. At June 29, 2007, the carrying value of such debt and equity securities totaled $541 million, of which 31% resulted from our market-making activities in such securities. This compared with $618 million at December 29, 2006, of which 49% related to market-making activities in such securities. Also included are distressed bank loans totaling $150 million and $219 million at June 29, 2007 and December 29, 2006, respectively.

Non-Trading Exposures

The following table summarizes our non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties. This table excludes lending-related exposures which are included in the Credit Risk section of Risk Management:

(dollars in millions)

	June 29,	Dec. 29,
	2007	2006

Investment securities	$1,306	$1,050
Other investments(1):
Partnership interests	6,304	4,913
Other equity investments(2)	4,079	4,238
Other assets	889	618

(1)	Includes a total of $787 million and $777 million in investments held by employee partnerships at June 29, 2007 and December 29, 2006, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 143 and 155 enterprises at June 29, 2007 and December 29, 2006, respectively.

In addition, we had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $3.6 billion at June 29, 2007 and $2.4 billion at December 29, 2006, which primarily relate to commitments to purchase loans to be held in inventory and commitments to invest in partnerships.

Recent Accounting Developments

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. Under SOP 07-1, an investment company is generally defined as a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application permitted. Entities that previously applied the provisions of the Guide, but that do not meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, must report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with applicable generally accepted accounting principles, other than investment company accounting, as of the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to beginning retained earnings as of the beginning of the year in which SOP 07-1 is adopted. Merrill Lynch is currently evaluating the provisions of SOP 07-1 and is assessing its potential impact on the Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption, management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS No. 157 was not material to our Condensed Consolidated Statement of Earnings. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156, we accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. We adopted SFAS No. 156 on December 30, 2006. We have not elected to subsequently fair value those mortgage servicing rights (“MSR”) held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Condensed Consolidated Financial Statements.

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

Statistical Data

	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.
	2006	2006	2006	2007	2007

Client Assets (dollars in billions)
U.S.	$1,370	$1,412	$1,483	$1,503	$1,550
Non-U.S.	124	130	136	145	153

Total Client Assets	1,494	1,542	1,619	1,648	1,703
Assets in Annuitized-Revenue Products	$559	$578	$613	$633	$668

Net New Money (dollars in billions)
All Client Accounts(1)	$7	$14	$22	$16	$9
Annuitized Revenue Products(1)(2)	$10	$7	$18	$16	$12

Full-Time Employees:(3)(4)
U.S.	43,600	43,200	43,700	47,200	47,700
Non-U.S.	12,400	12,100	12,500	13,100	14,200

Total	56,000	55,300	56,200	60,300	61,900

Private Client Financial Advisors:(5)	15,520	15,700	15,880	15,930	16,200

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$799,188	$804,724	$841,299	$981,814	$1,076,324
Total stockholders’ equity	$36,541	$38,651	$39,038	$41,707	$42,191
Book value per common share	$37.18	$40.22	$41.35	$42.25	$43.55
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	885,373	855,844	847,425	841,299	833,804
Diluted	973,324	945,274	952,166	930,227	923,330
Common shares outstanding at period end	898,124	883,268	867,972	876,880	862,559

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	GWM net new money excludes flows associated with the Institutional Advisory Division which serves certain small-and middle-market companies, as well as net inflows at BlackRock from distribution channels other than Merrill Lynch.
(2)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products.
(3)	Excludes 300 full-time employees on salary continuation severance at the end of 2Q06, 200 at the end of 3Q06, 100 at the end of 4Q06, 200 at the end of 1Q07 and 300 at the end of 2Q07.
(4)	Excludes 2,400 MLIM employees that transferred to BlackRock at the end of 3Q06.
(5)	Includes 140 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end 2Q06, 150 at the end of 3Q06 and 4Q06, 160 at the end of 1Q07 and 170 at the end of 2Q07.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in ML & Co.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 and ML & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007:

IPO Allocation Litigation

In re Initial Public Offering Antitrust Litigation: On June 18, 2007, the United States Supreme Court ruled in defendants’ favor and held that the claims in this case, all of which were brought under the antitrust laws, should have been dismissed because they were preempted by the federal securities laws.

Short Sales Litigation

Overstock.com, Inc. v. Morgan Stanley & Co., et al and Avenius v. Banc of America Securities LLC, et al: On July 17, 2007, the Superior Court of the State of California, County of San Francisco, rejected defendants’ argument that state law claims of facilitating improper short sales were preempted by the federal securities laws. The court did not rule on the substance of the underlying claims. The defendants, including Merrill Lynch, are vigorously defending themselves against the claims.

Parmalat Litigation

In June 2007, Merrill Lynch agreed to pay $39 million to settle, without any finding or admission of liability, all outstanding claims with Parmalat in connection with its 2003 bankruptcy.

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

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended June 29, 2007.

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Mar. 31, 2007 – May 4, 2007)
Capital Management Program	9,758,950	$89.07	9,758,950	$6,374
Employee Transactions(2)	360,379	$87.63	N/A	N/A
Month #2 (May 5, 2007 – Jun. 1, 2007)
Capital Management Program	9,290,910	$92.77	9,290,910	$5,512
Employee Transactions(2)	139,077	$93.00	N/A	N/A
Month #3 (Jun. 2, 2007 – Jun. 29, 2007)
Capital Management Program	752,234	$91.59	752,234	$5,443
Employee Transactions(2)	510,717	$86.74	N/A	N/A

Second Quarter 2007
(Mar. 31, 2007 – Jun. 29, 2007)
Capital Management Program	19,802,094	$90.90	19,802,094	$5,443
Employee Transactions(2)	1,010,173	$87.92	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2006 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2007, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2007.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
           (Registrant)

By:	/s/ Jeffrey N. Edwards
     Jeffrey N. Edwards
     Senior Vice President and
     Chief Financial Officer

By:	/s/ Christopher Hayward
     Christopher Hayward
     Vice President and Finance Director
     Principal Accounting Officer

Date: August 3, 2007

INDEX TO EXHIBITS

Exhibit

3	ML & Co.’s Amended and Restated By-Laws, effective as of May 14, 2007 (filed as Exhibit 3.1 to ML&Co.’s Report on Form 8-K dated May 15, 2007.
4	Instruments defining the rights of security holders, including indentures: ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments that have not been filed which define the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis. Such instruments have not been filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
4.1	Second Supplemental Junior Subordinated Indenture dated as of May 2, 2007, between ML & Co. and the Bank of New York, as Trustee (filed as Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated May 2, 2007).
10.1	ML & Co. 2008 Deferred Compensation Plan for a Select Group of Eligible Employees (filed as Exhibit 10 to ML & Co.’s Registration Statement on Form S-8, dated May 15, 2007 (file no. 333-142962)).
12	Statement re: computation of ratios.
15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2007, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Measures.