Form 10-Q
period 2007-09-28
MERRILL LYNCH & CO INC
filed 2007-11-07
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007
OR

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

853,434,567 shares of Common Stock and 2,596,282 Exchangeable Shares as of the close of business on October 31, 2007. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Three Months Ended
	Sept. 28,	Sept. 29,
(in millions, except per share amounts)	2007	2006

Net revenues
Principal transactions	$(5,930)	$1,673
Commissions	1,860	1,345
Investment banking	1,281	922
Managed accounts and other fee-based revenues	1,397	1,714
Revenues from consolidated investments	508	210
Other	(918)	773

Subtotal	(1,802)	6,637

Interest and dividend revenues	15,787	10,651
Less interest expense	13,408	9,424

Net interest profit	2,379	1,227

Gain on merger	-	1,969
Total net revenues	577	9,833

Non-interest expenses
Compensation and benefits	1,992	3,942
Communications and technology	499	484
Brokerage, clearing, and exchange fees	365	278
Occupancy and related depreciation	297	259
Professional fees	243	223
Advertising and market development	182	163
Expenses of consolidated investments	68	142
Office supplies and postage	55	53
Other	341	199

Total Non-Interest Expenses	4,042	5,743

(Loss)/earnings from continuing operations before income taxes	(3,465)	4,090
Income tax (benefit)/expense	(1,199)	1,071

Net (loss)/earnings from continuing operations	(2,266)	3,019

Discontinued operations:
Earnings from discontinued operations	38	38
Income tax expense	13	12

Net earnings from discontinued operations	25	26

Net (loss)/earnings	$(2,241)	$3,045
Preferred stock dividends	73	50

Net (loss)/earnings applicable to common stockholders	$(2,314)	$2,995

Basic (loss)/earnings per common share from continuing operations	$(2.85)	$3.47
Basic earnings per common share from discontinued operations	0.03	0.03

Basic (loss)/earnings per common share	$(2.82)	$3.50

Diluted (loss)/earnings per common share from continuing operations	$(2.85)	$3.14
Diluted earnings per common share from discontinued operations	0.03	0.03

Diluted (loss)/earnings per common share	$(2.82)	$3.17

Dividend paid per common share	$0.35	$0.25

Average shares used in computing earnings per common share
Basic	821.6	855.8

Diluted	821.6	945.3

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	For the Nine Months
	Ended
	Sept. 28,	Sept. 29,
(In millions, except per share amounts)	2007	2006

Net revenues
Principal transactions	$351	$4,841
Commissions	5,360	4,462
Investment banking	4,333	3,166
Managed accounts and other fee-based revenues	4,038	5,047
Revenues from consolidated investments	772	500
Other	880	2,436

Subtotal	15,734	20,452

Interest and dividend revenues	43,346	28,928
Less interest expense	39,055	25,500

Net interest profit	4,291	3,428

Gain on merger	-	1,969

Total Net Revenues	20,025	25,849

Non-Interest Expenses
Compensation and benefits	11,640	13,662
Communications and technology	1,462	1,365
Brokerage, clearing, and exchange fees	1,021	803
Occupancy and related depreciation	838	749
Professional fees	711	617
Advertising and market development	540	498
Expenses of consolidated investments	170	334
Office supplies and postage	170	167
Other	910	687

Total Non-Interest Expenses	17,462	18,882

Earnings from continuing operations before income taxes	2,563	6,967
Income tax expense	592	1,883

Net earnings from continuing operations	1,971	5,084

Discontinued operations:
Earnings from discontinued operations	128	103
Income tax expense	43	34

Net earnings from discontinued operations	85	69

Net Earnings	$2,056	$5,153
Preferred Stock Dividends	197	138

Net Earnings Applicable to Common Stockholders	$1,859	$5,015

Basic earnings per common share from continuing operations	$2.13	$5.65
Basic earnings per common share from discontinued operations	0.10	0.08

Basic earnings per common share	$2.23	$5.73

Diluted earnings per common share from continuing operations	$1.94	$5.12
Diluted earnings per common share from discontinued operations	0.09	0.07

Diluted earnings per common share	$2.03	$5.19

Dividend paid per common share	$1.05	$0.75

Average Shares Used in Computing Earnings Per Common Share
Basic	832.2	875.0

Diluted	916.3	966.6

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 28,	Dec. 29,
(dollars in millions)	2007	2006

ASSETS

Cash and cash equivalents	$46,850	$32,109

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	20,032	13,449

Securities financing transactions
Receivables under resale agreements (includes $110,472 measured at fair value in 2007 in accordance with SFAS No. 159)	219,849	178,368
Receivables under securities borrowed transactions	172,479	118,610

	392,328	296,978

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $73,788 in 2007 and $58,966 in 2006)
Equities and convertible debentures	66,290	48,527
Mortgages, mortgage-backed, and asset-backed	56,342	44,401
Contractual agreements	53,307	32,100
Corporate debt and preferred stock	40,499	32,854
Non-U.S. governments and agencies	18,033	21,075
U.S. Government and agencies	13,647	13,086
Municipals and money markets	6,443	7,243
Commodities and related contracts	4,552	4,562

	259,113	203,848

Investment securities (includes $3,534 measured at fair value in 2007 in accordance with SFAS No. 159)	92,790	83,410

Securities received as collateral	45,785	24,929

Other receivables
Customers (net of allowance for doubtful accounts of $40 in 2007 and $41 in 2006)	61,400	49,427
Brokers and dealers	26,473	18,900
Interest and other	29,914	21,054

	117,787	89,381

Loans, notes, and mortgages (net of allowances for loan losses of $588 in 2007 and $478 in 2006) (includes $987 measured at fair value in 2007 in accordance with SFAS No. 159)	94,185	73,029

Separate accounts assets	12,590	12,314

Equipment and facilities (net of accumulated depreciation and amortization of $5,380 in 2007 and $5,213 in 2006)	2,956	2,924

Goodwill and other intangible assets	4,891	2,457

Other assets	7,881	6,471

Total Assets	$1,097,188	$841,299

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 28,	Dec. 29,
(dollars in millions, except per share amount)	2007	2006

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $117,536 measured at fair value in 2007 in accordance with SFAS No. 159)	$298,585	$222,624
Payables under securities loaned transactions	46,961	43,492

	345,546	266,116

Short-term borrowings	27,078	18,110

Deposits	94,977	84,124

Trading liabilities, at fair value
Contractual agreements	61,674	38,434
Equities and convertible debentures	31,505	23,268
Non-U.S. governments and agencies	13,677	13,385
U.S. Government and agencies	9,815	12,510
Corporate debt and preferred stock	6,973	6,323
Commodities and related contracts	2,447	3,606
Municipals, money markets and other	716	1,336

	126,807	98,862

Obligation to return securities received as collateral	45,785	24,929

Other payables
Customers	62,942	49,414
Brokers and dealers	25,130	24,282
Interest and other	45,018	36,096

	133,090	109,792

Liabilities of insurance subsidiaries	2,655	2,801

Separate accounts liabilities	12,590	12,314

Long-term borrowings (includes $70,129 measured at fair value in 2007 in accordance with SFAS No. 159)	264,880	181,400

Junior subordinated notes (related to trust preferred securities)	5,154	3,813

Total Liabilities	1,058,562	802,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2007 - 155,000 shares; 2006 — 105,000 shares; liquidation preference of $1,000 per share; issued: 2007 - 115,000 shares)	4,754	3,145
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2007 - 1,269,200,520 shares; 2006 - 1,215,381,006 shares)	1,691	1,620
Paid-in capital	22,809	18,919
Accumulated other comprehensive loss (net of tax)	(1,330)	(784)
Retained earnings	33,949	33,217

	57,158	53,011
Less: Treasury stock, at cost (2007 - 416,941,969 shares; 2006 - 350,697,271 shares)	23,286	17,118

Total Common Stockholders’ Equity	33,872	35,893

Total Stockholders’ Equity	38,626	39,038

Total Liabilities and Stockholders’ Equity	$1,097,188	$841,299

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	Sept. 28,	Sept. 29,
(dollars in millions)	2007	2006

Cash flows from operating activities:
Net earnings	$2,056	$5,153
Non-cash items included in earnings:
Gain on merger	-	(1,969)
Valuation adjustments for U.S. sub-prime residential mortgage-related and ABS CDO activities	7,882	-
Depreciation and amortization	633	378
Share-based compensation expense	1,220	2,828
Deferred taxes	(1,380)	(569)
Policyholder reserves	8	92
Undistributed earnings from equity investments	(814)	(304)
Other	374	612
Changes in operating assets and liabilities:
Trading assets	(62,331)	(35,461)
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	(6,500)	(1,952)
Receivables under resale agreements	(41,479)	(26,871)
Receivables under securities borrowed transactions	(53,869)	(12,979)
Customer receivables	(11,977)	(3,795)
Brokers and dealers receivables	(7,574)	(1,210)
Proceeds from loans, notes, and mortgages held for sale	57,797	28,152
Other changes in loans, notes, and mortgages held for sale	(71,534)	(33,882)
Trading liabilities	5,096	2,954
Payables under repurchase agreements	75,961	37,915
Payables under securities loaned transactions	3,469	(1,255)
Customer payables	13,495	8,846
Brokers and dealers payables	744	13,577
Other, net	8,838	4,593

Cash used for operating activities	(79,885)	(15,147)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	10,511	9,908
Sales of available-for-sale securities	25,830	13,413
Purchases of available-for-sale securities	(43,633)	(22,381)
Maturities of held-to-maturity securities	2	2
Purchases of held-to-maturity securities	(2)	(3)
Loans, notes, and mortgages held for investment	4,830	682
Acquisitions, net of cash	(1,826)	(604)
Other investments	(6,711)	(1,196)
Transfer of cash balances related to merger	-	(651)
Equipment and facilities, net	(364)	(734)

Cash used for investing activities	(11,363)	(1,564)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	8,480	5,356
Issuance and resale of long-term borrowings	137,235	53,265
Settlement and repurchases of long-term borrowings	(60,620)	(27,556)
Deposits	874	(2,114)
Derivative financing transactions	22,849	8,219
Issuance of common stock	760	1,148
Issuance of preferred stock, net	1,494	360
Common stock repurchases	(5,272)	(6,321)
Other common stock transactions	670	585
Excess tax benefits related to share-based compensation	643	386
Dividends	(1,124)	(835)

Cash provided by financing activities	105,989	32,493

Increase in cash and cash equivalents	14,741	15,782
Cash and cash equivalents, beginning of period	32,109	14,586

Cash and cash equivalents, end of period	$46,850	$30,368

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$1,391	$2,134
Interest	38,078	24,976
Non-cash investing and financing activities:
The investment recorded in connection with the merger of the MLIM business with BlackRock in September 2006 totaled $7.7 billion.
The book value of net asset transfers, derecognition of goodwill and other adjustments totaled $4.9 billion.
Issuances of Common Stock and Preferred Stock of approximately $865 million and $115 million, respectively, related to the First Republic Bank acquisition in September 2007.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2007

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

Discontinued Operations

On August 13, 2007, Merrill Lynch announced that it had agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”). Consequently, the financial results of MLIG are reported as discontinued operations for all periods presented. The results of MLIG were formerly reported in the Global Wealth Management business segment. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

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

VREs — In accordance with the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS No. 94”), Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria as defined in FIN 46R are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by FIN 46R. Merrill Lynch relies on a quantitative and/or qualitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the entity. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

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

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets, trading liabilities and investment securities classified as trading investments. Gains and losses are recognized on a trade date basis.

Commissions revenues include commissions, mutual fund distribution fees and contingent deferred sales charge revenue, which are all accrued as earned. Commissions revenues also include mutual fund redemption fees, which are recognized at the time of redemption. Commissions revenues earned from certain customer equity transactions are recorded net of related brokerage, clearing and exchange fees.

Investment banking revenues include underwriting revenues and fees for merger and acquisition advisory services, which are accrued when services for the transactions are substantially completed. Underwriting revenues are presented net of transaction-related expenses. Transaction-related expenses are deferred to match revenue recognition.

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

Revenues from consolidated investments and expenses of consolidated investments are related to special purpose entities that are consolidated under SFAS No. 94 and FIN 46R.

Other revenues include gains/(losses) on investment securities, including unrealized losses on certain available-for-sale securities, dividends on cost method investments, income from equity method investments, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, gains/(losses) on loans and other miscellaneous items.

Contractual interest and dividends received and paid on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest expense on structured notes is recorded as a component of interest expense.

Financial Instruments

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities (“SFAS No. 159”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely broker-dealer and investment company accounting guidance.

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

Merrill Lynch also early adopted SFAS No. 159 in the first quarter of 2007 for certain financial instruments. Such instruments include certain structured debt, repurchase and resale agreements, loans, available-for-sale securities and non-qualifying investments. The changes in fair value of these instruments are recorded in either principal transactions revenues or other revenues in the Condensed Consolidated Statement of Earnings. See Note 3 to the Condensed Consolidated Financial Statements for further information.

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding valuations of assets and liabilities requiring fair value measurements. These assets and liabilities include:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Certain receivables under resale agreements and payables under repurchase agreements;
•	Loans and allowance for loan losses and liabilities recorded for unrealized losses on unfunded commitments; and
•	Certain long-term borrowings, primarily structured debt.

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

Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3. Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. SFAS No. 157 nullifies this guidance in EITF 02-3. Although this guidance in EITF 02-3 has been nullified, the recognition of significant inception gains and losses that incorporate unobservable inputs are reviewed by management to ensure such gains and losses are derived from observable inputs and/or incorporate reasonable assumptions about the unobservable component, such as implied bid-offer adjustments.

Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions marked-to-market at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in SFAS No. 157. The significant adjustments include:

Liquidity

Merrill Lynch makes adjustments to bring a position from a mid-market to a bid or offer price, depending upon the net open position. Merrill Lynch values net long positions at bid prices and net short positions at offer prices. These adjustments are based upon either observable or implied bid-offer prices.

Credit Risk

In determining fair value Merrill Lynch considers both the credit risk of its counterparties, as well its own creditworthiness. Credit risk to third parties is generally mitigated by entering into netting and collateral arrangements. Net exposure is then measured with consideration of market observable pricing of a counterparty’s credit risk and is incorporated into the fair value of the respective instruments. The calculation of the credit adjustment for derivatives is generally based upon observable credit derivative spreads. Alternatively, the calculation for cash products generally considers observable bond spreads.

SFAS No. 157 requires that Merrill Lynch’s own creditworthiness be considered when determining the fair value of an instrument. The approach to measuring the impact of Merrill Lynch’s own credit on an instrument is the same approach as that used to measure third party credit risk.

Investment Securities

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance prescribed by SFAS No. 115 when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that contain an embedded derivative as defined in SFAS No. 133. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.

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

Private Equity Investments

Private equity investments that are not strategic, have defined exit strategies and are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“the Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Guide may be carried at fair value under the fair value option election in SFAS No. 159. Investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally based on specific events (for example recapitalizations and initial public offerings), or by using other valuation methodologies including expected cash flows and market comparables of similar companies.

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

Loans and Allowance for Loan Losses

Certain loans held by Merrill Lynch are carried at fair value or lower of cost or fair value, and estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using market price quotations, previously executed transactions for securities backed by similar loans, adjusted for credit risk and other individual loan characteristics, the value of underlying collateral, as well as valuation techniques including discounted cash flow models.

Loans held for investment are carried at cost, less a provision for loan losses. This provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred loan losses. Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages, quoted market prices for securities, or other types of estimates for other assets. Management’s estimate of loan losses includes judgment about collectibility based on available information at the balance sheet date, and the uncertainties inherent in those underlying assumptions. While management has based its estimates on the best information available, future adjustments to the allowance may be necessary as a result of changes in the economic environment or variances between actual results and the original assumptions.

Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity securities, currencies, or credit spreads. Derivatives include futures, forwards, swaps, or option contracts, or other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures.

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

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable payments;
•	Change the underlying interest rate basis or reset frequency; and
•	Change the settlement currency of a debt instrument.

2.	Merrill Lynch enters into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios.

3.	Merrill Lynch has fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities. Subsequent to the adoption of SFAS No. 159, Merrill Lynch elects to account for these instruments on a fair value basis rather than apply hedge accounting.

4.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory.

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

As noted above, Merrill Lynch enters into fair value hedges of interest rate exposure associated with certain investment securities and debt issuances. Merrill Lynch uses interest rate swaps to hedge this exposure. Hedge effectiveness testing is required for certain of these hedging relationships on a quarterly basis. Merrill Lynch assesses effectiveness on a prospective basis by comparing the expected change in the price of the hedge instrument to the expected change in the value of the hedged item under various interest rate shock scenarios. In addition, Merrill Lynch assesses effectiveness on a retrospective basis using the dollar-offset ratio approach. When assessing hedge effectiveness, there are no attributes of the derivatives used to hedge the fair value exposure that are excluded from the assessment. Merrill Lynch also enters into fair value hedges of commodity price risk associated with certain commodity inventory. For these hedges, Merrill Lynch assesses effectiveness on a prospective and retrospective basis using regression techniques. The difference between the spot rate and the contracted forward rate which represents the time value of money, is excluded from the assessment of hedge effectiveness and is recorded in principal transactions revenues. Ineffectiveness associated with these hedges was immaterial for all periods presented.

Changes in the fair value of derivatives that are economically used to hedge non-trading assets and liabilities, but that do not meet the criteria in SFAS No. 133 to qualify as an accounting hedge are reported in current period earnings as either principal transactions revenues, other revenues or expenses, or interest revenues or expense, depending on the nature of the transaction.

Hybrid Financial Instruments

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” Historically, these hybrid debt instruments were assessed to determine if the embedded derivative required separate reporting and accounting, and if so, the embedded derivative was accounted for at fair value and reported in long-term borrowings on the Condensed Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the embedded derivative and related economic hedges were reported in principal transactions revenues. Separating an embedded derivative from its host contract required careful analysis, judgment, and an understanding of the terms and conditions of the instrument. Beginning in the first quarter of 2007, Merrill Lynch elected the fair value option in SFAS No. 159 for all hybrid debt instruments issued subsequent to December 29, 2006. Changes in fair value of the entire hybrid debt instrument are reflected in principal transactions revenues and the stated interest coupon is recorded as interest expense. For further information refer to Note 3 to the Condensed Consolidated Financial Statements.

Merrill Lynch may also purchase financial instruments that contain embedded derivatives. These instruments may be part of either trading assets or trading marketable investment securities. These instruments are generally accounted for at fair value in their entirety; the embedded derivative is not separately accounted for, and all changes in fair value are reported in principal transactions revenues.

Securitization Activities

In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets that relinquish control as sales to the extent of cash and other proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

New Accounting Pronouncements

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. Under SOP 07-1, an investment company is generally defined as a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The provisions of SOP 07-1 as currently drafted are effective for fiscal years beginning on or after December 15, 2007, with earlier application permitted. Entities that previously applied the provisions of the Guide, but that do not meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, must report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with applicable generally accepted accounting principles, other than investment company accounting, as of the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to beginning retained earnings as of the beginning of the year in which SOP 07-1 is adopted. Merrill Lynch is currently evaluating the provisions of SOP 07-1 and is assessing its potential impact on the Condensed Consolidated Financial Statements. On October 17, 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 to allow the Board to address certain implementation issues that have arisen and possibly revise SOP 07-1.

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

Results for the nine months ended September 29, 2006 include one-time compensation expenses incurred in the first quarter of 2006, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for further information on one-time compensation expenses.

The following segment results represent the information that is used by management in its decision-making processes and are presented before discontinued operations. Prior period amounts have been restated to conform to the current period presentation:

(dollars in millions)

	GMI	GWM	MLIM(1)	Corporate(2)	Total

Three Months Ended Sept. 28, 2007
Non-interest revenues	$(4,179)	$2,965	$-	$(588)	$(1,802)
Net interest profit(3)	1,198	573	-	608	2,379

Net revenues	(2,981)	3,538	-	20	577
Non-interest expenses	1,458	2,585	-	(1)	4,042

Pre-tax earnings (loss) from continuing operations(4)	$(4,439)	$953	$-	$21	$(3,465)

Quarter-end total assets	$986,002	$105,868	$-	$5,318	$1,097,188

Three Months Ended Sept. 29, 2006
Non-interest revenues	$3,664	$2,251	$693	$1,998	$8,606
Net interest profit(3)	755	489	7	(24)	1,227

Net revenues	4,419	2,740	700	1,974	9,833
Non-interest expenses	2,947	2,180	416	200	5,743

Pre-tax earnings from continuing operations(4)	$1,472	$560	$284	$1,774	$4,090

Quarter-end total assets	$720,195	$73,690	$8,028	$2,811	$804,724

Nine Months Ended Sept. 28, 2007
Non-interest revenues	$7,706	$8,680	$-	$(652)	$15,734
Net interest profit(3)	2,042	1,746	-	503	4,291

Net revenues	9,748	10,426	-	(149)	20,025
Non-interest expenses	9,742	7,710	-	10	17,462

Pre-tax earnings (loss) from continuing operations(4)	$6	$2,716	$-	$(159)	$2,563

Nine Months Ended Sept. 29, 2006
Non-interest revenues	$11,445	$7,087	$1,867	$2,022	$22,421
Net interest profit(3)	2,107	1,532	33	(244)	3,428

Net revenues	13,552	8,619	1,900	1,778	25,849
Non-interest expenses	10,399	7,034	1,263	186	18,882

Pre-tax earnings from continuing operations(4)	$3,153	$1,585	$637	$1,592	$6,967

(1)	MLIM ceased to exist in connection with the BlackRock merger in September 2006.
(2)	Includes the impact of junior subordinated notes (related to trust preferred securities) and other corporate items. In addition, results for the three and nine months ended September 28, 2007 include an allocation of non-interest revenues (principal transactions) and net interest profit among the business and corporate segments associated with certain hybrid financing instruments accounted for under SFAS No. 159. Results for the three and nine months ended September 29, 2006 include $2.0 billion of non-interest revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(3)	Management views interest income net of interest expense in evaluating results.
(4)	See Note 17 to the Condensed Consolidated Financial Statements for further information on discontinued operations.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense;
•	Pre-tax earnings from continuing operations include the allocation of certain shared expenses among regions; and
•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings:

(dollars in millions)

	For the Three Months Ended		For the Nine Months Ended

	Sept. 28, 2007	Sept. 29, 2006(1)	Sept. 28, 2007	Sept. 29, 2006(2)

Net revenues
Europe, Middle East, and Africa	$1,243	$1,758	$5,464	$5,131
Pacific Rim	1,482	826	4,155	2,708
Latin America	374	223	1,124	766
Canada	75	88	367	273

Total Non-U.S.	3,174	2,895	11,110	8,878
United States(3)(5)(6)	(2,597)	6,938	8,915	16,971

Total net revenues	$577	$9,833	$20,025	$25,849

Pre-tax earnings from continuing operations(4)(7)
Europe, Middle East, and Africa	$148	$593	$1,624	$1,291
Pacific Rim	786	313	2,068	835
Latin America	180	74	542	313
Canada	35	44	209	128

Total Non-U.S.	1,149	1,024	4,443	2,567
United States(3)(5)(6)	(4,614)	3,066	(1,880)	4,400

Total pre-tax (loss)/earnings from continuing operations(7)	$(3,465)	$4,090	$2,563	$6,967

(1)	The 2006 third quarter results include net revenues earned by MLIM of $700 million, which include non-U.S. net revenues of $378 million.
(2)	The 2006 nine-month results include net revenues earned by MLIM of $1.9 billion, which include non-U.S. net revenues of $1.0 billion.
(3)	Corporate revenues and adjustments are reflected in the U.S. region.
(4)	For the nine months ended September 29, 2006, pre-tax earnings include the impact of the $1.8 billion of one-time compensation expenses incurred in the first quarter of 2006. These costs have been allocated to each of the regions, accordingly.
(5)	The U.S. results for the three and nine months ended September 29, 2006 include $2.0 billion of revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.

(6)	The U.S. results for the three and nine months ended September 28, 2007 include $7.9 billion of losses related to U.S. sub-prime residential mortgage-related and asset-backed securities (“ABS”) and collateralized debt obligations (“CDOs”) in the third quarter of 2007.
(7)	See Note 17 to the Condensed Consolidated Financial Statements for further information on discontinued operations.

Note 3. Fair Value of Financial Instruments

Merrill Lynch early adopted the provisions of SFAS No. 157 and SFAS No. 159 in the first quarter of 2007.

Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including SFAS No. 115, SFAS No. 133 and SFAS No. 159. Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely broker-dealer and investment company accounting guidance.

Fair Value Hierarchy

In accordance with SFAS No. 157, Merrill Lynch has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the third quarter of 2007, a significant amount of assets and liabilities was reclassified from Level 2 to Level 3. This reclassification primarily relates to U.S. sub-prime residential mortgage-related assets and liabilities, including ABS CDOs, due to a significant decrease in the observability of market pricing for these assets and liabilities in the third quarter.

The following table presents Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2007.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of September 28, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$507	$5,303	$-	$-	$5,810
Receivables under resale agreements	-	110,472	-	-	110,472
Trading assets, excluding contractual agreements	89,351	102,653	9,733	-	201,737
Contractual agreements(2)	4,487	272,288	11,753	(231,152)	57,376
Investment securities	5,342	60,327	5,653	-	71,322
Loans, notes and mortgages	-	980	7	-	987
Other assets(3)	8	923	-	(99)	832
Liabilities:
Payables under repurchase agreements	$-	$117,536	$-	$-	$117,536
Trading liabilities, excluding contractual agreements	58,900	3,755	-	-	62,655
Contractual agreements(2)	5,903	283,780	15,327	(240,858)	64,152
Long-term borrowings(4)	-	71,541	612	-	72,153
Other payables — interest and other(3)	12	619	-	(4)	627

(1)	Represents counterparty and cash collateral netting.
(2)	Includes $4.1 billion and $2.4 billion of derivative assets and liabilities, respectively, that are included in commodities and related contracts on the Condensed Consolidated Balance Sheet.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 Assets and Liabilities

Level 3 trading assets primarily include U.S. sub-prime residential mortgage-related and ABS CDO positions of $2.5 billion and corporate bonds and loans of $5.9 billion.

Level 3 contractual agreements (assets) primarily include long-dated equity derivatives of $4.6 billion and derivatives on U.S. sub-prime residential mortgage-related and ABS CDO positions, primarily in the form of credit default swaps of $3.8 billion.

Level 3 investment securities primarily relate to U.S. sub-prime residential mortgage-related and ABS CDO positions of $1.8 billion that are accounted for as trading securities under SFAS No. 115 as well as certain private equity and principal investment positions of $3.6 billion.

Level 3 contractual agreements (liabilities) primarily relate to long-dated equity derivatives of $5.5 billion and derivatives on U.S. sub-prime residential mortgage-related and ABS CDO positions, primarily in the form of total return swaps and credit default swaps of $8.5 billion.

Level 3 long-term borrowings primarily relate to structured notes with embedded long-dated currency derivatives of $544 million.

U.S. sub-prime residential mortgage-related and ABS CDO activities

During the third quarter of 2007, Merrill Lynch recorded a net loss of approximately $7.9 billion related to U.S. ABS CDO securities positions and warehouses, as well as U.S. sub-prime mortgage-related assets including whole loans, warehouse lending, residual positions and residential mortgage-backed securities. These losses primarily related to assets and liabilities recorded at fair value on a recurring basis and are included in principal transactions losses in the table below.

At September 28, 2007, the remaining net exposure for these positions was approximately $21.5 billion. This $21.5 billion net exposure includes:

•	Assets and liabilities, including derivative positions, that are recorded at fair value on a recurring basis of $5.0 billion (includes Level 2 and Level 3);

•	Assets that are recorded at fair value on a non-recurring basis of $2.3 billion (i.e., loans recorded at lower of cost or market);

•	Additional off-balance sheet exposures on derivative positions (i.e., notional amounts) of $13.6 billion; and

•	Additional off-balance sheet exposures on loan commitments of $0.6 billion.

In addition, Merrill Lynch through its U.S. bank subsidiaries has SFAS 115 investment securities and off-balance sheet arrangements that have exposure to U.S. sub-prime residential mortgage-related assets of $5.7 billion at September 28, 2007.

Valuation of these exposures will continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is limited by the market environment. Merrill Lynch’s future results may continue to be materially impacted by the valuation adjustments applied to these positions.

The following table provides a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended September 28, 2007.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three months ended September 28, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$3,648	$(1,938)	$-	$6	$(1,932)	$1,608	$6,409	$9,733
Contractual agreements, net	229	(4,032)	(2)	11	(4,023)	139	81	(3,574)
Investment securities	5,784	(974)	4	-	(970)	938	(99)	5,653
Loans, notes and mortgages	4	-	(4)	-	(4)	(2)	9	7
Liabilities:
Long-term borrowings	$282	$280	$-	$-	$280	$81	$529	$612

Net losses in principal transactions were due primarily to $7.9 billion of write-downs taken on U.S. sub-prime residential mortgage-related and ABS CDO positions that are classified as Level 3, partially offset by approximately $0.9 billion of gains in other fixed income and equity related products.

The increases attributable to purchases, issuances, and settlements of Level 3 assets and liabilities were primarily due to the exercise of certain purchase obligations that required Merrill Lynch to buy underlying assets, primarily U.S. sub-prime residential mortgage-related and ABS CDO positions of $1.4 billion. These purchase obligations were previously included in contractual agreements and were primarily classified as Level 2 in prior periods.

The increases attributable to net transfers in of Level 3 assets and liabilities were due primarily to the decrease in observability of market pricing for instruments which had previously been classified as Level 2, primarily U.S. sub-prime residential mortgage-related and ABS CDO positions and related instruments of $1.2 billion and other notes and loans of $4.8 billion that are classified as trading assets.

The following table provides a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the nine months ended September 28, 2007.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine months ended September 28, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,021	$(1,685)	$-	$34	$(1,651)	$2,111	$7,252	$9,733
Contractual
agreements, net	(2,030)	(3,461)	3	17	(3,441)	946	951	(3,574)
Investment
securities	5,117	(1,404)	484	5	(915)	2,142	(691)	5,653
Loans, notes and mortgages	7	-	(13)	-	(13)	(4)	17	7
Liabilities:
Long-term borrowings	$-	$280	$-	$-	$280	$81	$811	$612

The significant items affecting the rollforward for the nine months ended September 28, 2007 generally occurred in the three months ended September 28, 2007 and are described above.

The following table provides the portion of gains or losses included in income for the three and nine months ended September 28, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at September 28, 2007.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities
	Still Held at September 28, 2007
	Three Months Ended September 28, 2007				Nine Months Ended September 28, 2007
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets	$(1,956)	$-	$6	$(1,950)	$(1,719)	$-	$34	$(1,685)
Contractual agreements, net	(4,088)	(2)	11	(4,079)	(3,589)	(2)	17	(3,574)
Investment securities	(974)	(6)	-	(980)	(1,404)	393	7	(1,004)
Loans, notes and mortgages	-	1	-	1	-	4	-	4
Liabilities:
Long-term borrowings	$280	$-	$-	$280	$280	$-	$-	$280

Total net unrealized losses were primarily due to $7.9 billion of write-downs of U.S. sub-prime residential mortgage-related and ABS CDO securities and related instruments that are classified as Level 3.

Certain assets and liabilities are measured at fair value on a non-recurring basis and, as such, are not included in the tables above. These assets and liabilities include loans and loan commitments classified as held for sale and reported at lower of cost or market and assets that are measured at cost that have been written down to fair value during the period as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 28, 2007.

(dollars in millions)
					Losses
					Three Months	Nine Months
	Non-Recurring Basis as of September 28, 2007				Ended	Ended
	Level 1	Level 2	Level 3	Total	Sept. 28, 2007	Sept. 28, 2007

Assets:
Loans, notes, and mortgages	$-	$15,784	$6,585	$22,369	$(633)	$(626)
Goodwill and other intangible assets	-	-	53	53	(107)	(107)
Other assets	-	28	-	28	(1)	(4)

Liabilities:
Other liabilities	$-	$471	$-	$471	$(310)	$(355)

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or market and for which the fair value was below the cost basis at September 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans. Level 3 assets primarily relate to residential and commercial real estate loans in the United Kingdom that are classified as held for sale of $4.8 billion. The losses on the Level 3 loans were calculated primarily by models incorporating internally derived credit spreads and discounted cash flow valuations of the collateral. Losses related to Level 2 loans were calculated by models incorporating significant observable market data.

Goodwill and other intangible assets measured at fair value on a non-recurring basis relate to intangible assets (mortgage broker relationships) that were acquired in connection with the First Franklin acquisition. Losses of $107 million represent an impairment charge related to these intangible assets recorded in the third quarter of 2007. The fair value of these intangible assets was calculated based upon discounted cash flow projections.

Other liabilities include amounts recorded for loan commitments in which the funded loan will be held for sale, particularly leveraged loan commitments in the United States. The losses were calculated by models incorporating significant observable market data.

Fair Value Option

SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. As discussed above, certain of Merrill Lynch’s financial instruments are required to be accounted for at fair value under SFAS No. 115 and SFAS No. 133 as well as industry level guidance. For certain financial instruments that are not accounted for at fair value under other applicable accounting guidance, the fair value option has been elected.

The following table presents a summary of eligible financial assets and financial liabilities for which the fair value option was elected on December 30, 2006 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS No. 159.

(dollars in millions)
		Transition Adjustments
	Carrying Value	to Retained Earnings	Carrying Value
	Prior to Adoption	Gain/(Loss)	After Adoption

Assets:
Investment securities	$8,723	$(268)	$8,732
Loans, notes, and mortgages	1,440	2	1,442

Liabilities:
Long-term borrowings	$10,308	$(29)	$10,337

Pre-tax cumulative-effect of adoption		$(295)
Deferred tax benefit		110

Cumulative effect of adoption of the fair value option		$(185)

The following table provides information about where in the Condensed Consolidated Statement of Earnings changes in fair values, for which the fair value option has been elected, are included for the three and nine month periods ended September 28, 2007.

(dollars in millions)
				Changes in Fair Value
	Changes in Fair Value for the Three			for the Nine Months Ended
	Months Ended September 28, 2007,			September 28, 2007,
	for Items Measured at Fair Value			for Items Measured at Fair Value
	Pursuant to Fair Value Option			Pursuant to Fair Value Option

	Gains/	Gains/		Gains/
	(losses)	(losses)	Total	(losses)	Gains	Total
	Principal	Other	Changes in	Principal	Other	Changes in
	Transactions	Revenues	Fair Value	Transactions	Revenues	Fair Value

Assets:
Receivables under resale agreements	$62	$-	$62	$67	$-	$67
Investment securities	(68)	(1)	(69)	142	20	162
Loans, notes and mortgages	(3)	20	17	(1)	60	59

Liabilities:
Payables under repurchase agreements	$(10)	$-	$(10)	$7	$-	$7
Long-term borrowings	576	-	576	1,417	-	1,417

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements:

Merrill Lynch elected the fair value option on a prospective basis for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. Resale and repurchase agreements collateralized by U.S. and Japanese government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Resale and repurchase agreements require collateral to be maintained with a market value equal to or in excess of the principal amount loaned resulting in immaterial credit risk for such transactions.

Investment securities:

Merrill Lynch elected the fair value option for certain fixed rate securities in its treasury liquidity portfolio previously classified as available-for-sale securities as management modified its investment strategy and economic exposure to interest rate risk by eliminating long-term fixed rate assets in its liquidity portfolio and replacing them with floating rate assets. These securities were carried at fair value in accordance with SFAS No. 115 prior to the adoption of SFAS No. 159. An unrealized loss of $172 million, net of tax, related to such securities was reclassified from accumulated other comprehensive loss to retained earnings.

Loans, notes, and mortgages:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for all periods presented.

Long-term borrowings:

Merrill Lynch elected the fair value option for certain long-term borrowings that are risk managed on a fair value basis and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were $609 million and $656 million, respectively, for the three and nine months ended September 28, 2007. Changes in Merrill Lynch specific credit risk is derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The following table presents the difference between fair values and the aggregate contractual principal amounts of loans, notes, and mortgages and long-term borrowings for which the fair value option has been elected.

(dollars in millions)
		Principal
		Amount
	Fair Value at	Due Upon
	September 28, 2007	Maturity	Difference

Assets
Loans, notes and mortgages(1)	$987	$1,205	$(218)

Liabilities
Long-term borrowings(2)	$70,129	$71,990	$(1,861)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to zero coupon notes issued at a substantial discount from the principal amount and the impact of the widening of Merrill Lynch’s credit spreads.

At September 28, 2007, the difference between the fair value and the aggregate contractual principal amount of receivables under resale agreements and payables under repurchase agreements for which the fair value option has been elected was not material to the Condensed Consolidated Financial Statements.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is not material to the Condensed Consolidated Financial Statements.

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, which clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch adopted SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, Merrill Lynch applies SFAS No. 159, rather than SFAS No. 155, to its fair value elections for hybrid financial instruments.

Note 4.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 28, 2007 and December 29, 2006, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $827 billion and $633 billion, respectively, and the fair value of the portion that has been sold or repledged was $656 billion and $498 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. At September 28, 2007 and December 29, 2006, the fair value of collateral used for this purpose was $11.7 billion, and $19.3 billion, respectively.

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 28, 2007 and December 29, 2006 are as follows:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$27,253	$34,475
U.S. Government and agencies	10,790	12,068
Corporate debt and preferred stock	16,326	11,454
Non-U.S. governments and agencies	8,994	4,810
Equities and convertible debentures	920	4,812
Municipals and money markets	600	975

Total	$64,883	$68,594

Note 5.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks and insurance subsidiaries. SFAS No. 115 investments consist of:

•	Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;
•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments that do not fall within the scope of SFAS No. 115.

Investment securities at September 28, 2007 and December 29, 2006 are presented below:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Investment securities
Available-for-sale(1)	$55,924	$56,292
Trading	9,481	6,512
Held-to-maturity	263	269
Non-qualifying(2)
Equity investments(3)	28,519	21,290
Investments of insurance subsidiaries(4)	1,228	1,360
Deferred compensation hedges(5)	1,800	1,752
Investments in trust preferred securities and other investments	438	715

Total	$97,653	$88,190

(1)	At September 28, 2007 and December 29, 2006, includes $4.9 billion and $4.8 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Primarily represents insurance policy loans held by MLIG. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information on MLIG.
(5)	Represents investments that economically hedge deferred compensation liabilities.

Merrill Lynch reviews its held-to-maturity and available-for-sale securities at least quarterly to determine whether any impairment is other-than-temporary. Factors considered in the review include length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and Merrill Lynch’s intent and ability to retain the security to allow for an anticipated recovery in market value. As of September 28, 2007, Merrill Lynch determined that certain available-for-sale securities primarily related to U.S. ABS CDO securities were other-than-temporarily impaired and recognized a loss of approximately $160 million for the nine months ended September 28, 2007, of which $140 million was recognized in the third quarter of 2007. At December 29, 2006, Merrill Lynch did not consider these securities to be other-than-temporarily impaired.

Note 6.  Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

Securitizations

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans, municipal, government, and corporate bonds, and other types of financial assets. SPEs, often referred to as Variable Interest Entities (VIEs) are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to, or for the benefit of, SPEs.

Merrill Lynch securitized assets of approximately $154.4 billion and $98.7 billion for the nine months ended September 28, 2007 and September 29, 2006, respectively. For the nine months ended September 28, 2007 and September 29, 2006, Merrill Lynch received $156.8 billion and $99.1 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $286.8 million and $200.7 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of Earnings.

For the first nine months of 2007 and 2006, cash inflows from securitizations related to the following asset types:

(dollars in millions)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2007	2006

Asset category
Residential mortgage loans	$92,558	$67,777
Municipal bonds	46,358	18,994
Commercial loans and other	13,502	9,155
Corporate and government bonds	4,430	3,220

Total	$156,848	$99,146

Retained interests in securitized assets were approximately $10.1 billion and $6.8 billion at September 28, 2007 and December 29, 2006, respectively, which related primarily to residential mortgage loan, commercial loan and bond, and municipal bond securitization transactions. A portion of the retained interest balance consists of mortgage-backed securities that have limited price transparency. The majority of these retained interests include mortgage-backed securities that Merrill Lynch had expected to sell to investors in the normal course of its underwriting activity. However, the timing of any sale is subject to current and future market conditions. A portion of the retained interests represent residual interests in U.S. sub-prime mortgage securitizations and is included in the Level 3 U.S. ABS CDO exposure disclosed in Note 3 to the Condensed Consolidated Financial Statements.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 28, 2007 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Retained interest amount	$5,946	$1,283	$2,868
Weighted average credit losses (rate per annum)	1.7%	0.0%	0.2%
Range	0-20.0%	0.0%	0-4.0%
Impact on fair value of 10% adverse change	$(94)	$-	$(4)
Impact on fair value of 20% adverse change	$(185)	$-	$(8)
Weighted average discount rate	11.3%	4.2%	5.3%
Range	0-76.4%	3.5-8.0%	0-26.6%
Impact on fair value of 10% adverse change	$(262)	$(87)	$(55)
Impact on fair value of 20% adverse change	$(506)	$(162)	$(107)
Weighted average life (in years)	4.5	6.5	2.2
Range	0-29.6	0-12.2	1.7-9.8
Weighted average prepayment speed (CPR)(1)	20.9%	41.3%	36.4%
Range(1)	0-65.5%	8.0-47.8%	16-92%
Impact on fair value of 10% adverse change	$(136)	$-	$(3)
Impact on fair value of 20% adverse change	$(235)	$-	$(5)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of September 28, 2007 are as follows:

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

Credit losses (rate per annum)	1.6%	0.0%	0.2%
Weighted average discount rate	9.8%	3.9%	6.1%
Weighted average life (in years)	5.2	6.7	2.8
Prepayment speed assumption (CPR)(1)	20.6%	9.0%	17.1%

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

For residential mortgage loan and other securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch upon the event of a borrower default. See Note 12 to the Condensed Consolidated Financial Statements for information related to representations and warranties.

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

The following table summarizes the total principal amounts outstanding and delinquencies of securitized financial assets held in SPE’s, where Merrill Lynch holds retained interests, as of September 28, 2007 and December 29, 2006:

(dollars in millions)

	Residential
	Mortgage	Municipal
	Loans	Bonds	Other

September 28, 2007
Principal Amount Outstanding	$156,028	$22,090	$29,733
Delinquencies	9,705	-	19
December 29, 2006
Principal Amount Outstanding	$124,795	$18,986	$33,024
Delinquencies	3,493	-	10

Net credit losses associated with securitized financial assets held in these SPEs for the nine months ended September 28, 2007 and September 29, 2006 approximated $427 million and $79 million, respectively.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 29, 2006 (fair value is $164)	$122
Additions(1)	505
Amortization	(190)
Valuation allowance adjustments	(1)

Mortgage servicing rights, Sept. 28, 2007 (fair value is $556 )	$436

(1)	Includes MSRs obtained in connection with the acquisition of First Franklin and First Republic.

The amount of contractually specified revenues, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of Earnings include:

(dollars in millions)

	For the Three	For the Nine
	Months Ended	Months Ended
	Sept. 28,	Sept. 28,
	2007	2007

Servicing fees	$96	$262
Ancillary and late fees	17	47

Total	$113	$309

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at September 28, 2007 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$556
Weighted average prepayment speed (CPR)	30.5%
Impact of fair value of 10% adverse change	$(43)
Impact of fair value of 20% adverse change	$(58)
Weighted average discount rate	16.9%
Impact of fair value of 10% adverse change	$(13)
Impact of fair value of 20% adverse change	$(27)

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

Variable Interest Entities

FIN 46R requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the variability of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. A QSPE is a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46R, Merrill Lynch does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 12 to the Condensed Consolidated Financial Statements.

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of September 28, 2007 and December 29, 2006, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary and holds a majority of the voting interests in the entity.

(dollars in millions)

				Significant Variable
	Primary Beneficiary			Interest Holder

	Total	Net	Recourse	Total
	Asset	Asset	to Merrill	Asset	Maximum
	Size(4)	Size(5)	Lynch(6)	Size(4)	Exposure

September 28, 2007
Loan and real estate VIEs	$23,555	$22,650	$-	$287	$216
Tax planning VIEs(1)	4,997	4,997	-	483	15
Guaranteed and other funds(2)	4,150	3,350	156	2,237	2,997
Credit-linked note and other VIEs(3)	663	87	-	7,329	9,934

December 29, 2006
Loan and real estate VIEs	$4,265	$3,787	$-	$278	$182
Tax planning VIEs(1)	-	-	-	483	15
Guaranteed and other funds(2)	3,184	2,615	564	6,156	6,156
Credit-linked note and other VIEs(3)	41	41	-	-	-

(1)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(2)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(3)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.

(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE or is a significant variable interest holder in the VIE. These VIEs are as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has investments in VIEs that hold loans or real estate. Merrill Lynch may be either the primary beneficiary which would result in consolidation of the VIE, or may be a significant variable interest holder. These VIEs include entities that are primarily designed to provide financing to clients and to invest in real estate. In addition, these VIEs include securitization vehicles that Merrill Lynch is required to consolidate because QSPE status has not been met and Merrill Lynch is the primary beneficiary as it retains the residual interests. For consolidated VIEs that hold loans, the assets of the VIEs are recorded in trading assets — mortgages, mortgage-backed and asset-backed, other assets, or loans, notes, and mortgages in the Condensed Consolidated Balance Sheets. For consolidated VIEs that hold real estate investments, these assets are included in other assets in the Condensed Consolidated Balance Sheets. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE. The increase in total and net asset size in the table above for Loan and Real Estate VIEs is a result of Merrill Lynch’s inability to sell mortgage related securities because of the illiquidity in the securitization markets. Merrill Lynch’s inability to sell certain securities disqualified the VIEs as QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs.

Tax Planning VIEs

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or Merrill Lynch through an enhanced yield investment security. These structures typically provide financing to Merrill Lynch and/or the investor at enhanced rates. Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE. Where Merrill Lynch is the primary beneficiary, the assets held by the VIEs are primarily included in either trading assets or investment securities.

Guaranteed and Other Funds

•	Merrill Lynch is the sponsor of funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading assets. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 12 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch is the primary beneficiary of these funds as a result of its substantial investment in the vehicles. Merrill Lynch records its interests in these VIEs primarily in investment securities in the Condensed Consolidated Balance Sheets.

•	Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”) for which it has significant variable interests. Its significant variable interests are in the form of 1) liquidity facilities that protect commercial paper holders against short term changes in the fair value of the assets held by the Conduits in the event of a disruption in the commercial paper market, and 2) credit facilities to the Conduits that protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. During the third quarter of 2007, Merrill Lynch purchased $5.1 billion of assets held by the Conduits through the exercise of the liquidity facilities. The decrease in total asset size and maximum exposure for Guaranteed and Other funds in the table above is primarily the result of the purchase of these assets. Merrill Lynch also purchased $300 million of the commercial paper issued by the Conduits. The liquidity and credit facilities are further discussed in Note 12 to the Condensed Consolidated Financial Statements.

Credit-linked Note and Other VIEs

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs. Merrill Lynch also takes synthetic exposure to the underlying investment grade collateral held in these VIEs, which includes mortgage-related assets, through total return swaps. Merrill Lynch’s involvement with these VIEs provides it with a significant variable interest. Merrill Lynch records its transactions with these VIEs as contractual agreements (derivatives) in the Condensed Consolidated Balance Sheets.

•	In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses that they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of September 28, 2007 and December 29, 2006 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Condensed Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Note 7. Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures.

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses.

Loans, notes, mortgages and related commitments to extend credit at September 28, 2007 and December 29, 2006, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Sept. 28,	Dec. 29,	Sept. 28,	Dec. 29,
	2007	2006	2007(2)(3)	2006(3)

Consumer:
Mortgages	$24,499	$18,346	$7,891	$7,747
Other	6,276	4,224	1,471	547
Commercial and small- and middle-market business:
Secured investment grade	16,982	19,582	12,644	14,657
Secured non-investment grade	37,753	26,062	42,344	33,704
Unsecured investment grade	5,326	2,870	26,860	30,607
Unsecured non-investment grade	3,937	2,423	2,311	9,108

	94,773	73,507	93,521	96,370
Allowance for loan losses	(588)	(478)	-	-
Reserve for lending-related commitments	-	-	(893)	(381)

Total, net	$94,185	$73,029	$92,628	$95,989

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 12 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at September 28, 2007, Merrill Lynch entered into agreements to purchase $524 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $1.2 billion at December 29, 2006. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2007	2006

Allowance for loan losses, at beginning of period	$478	$406
Provision for loan losses	96	99
Charge-offs	(53)	(37)
Recoveries	25	12

Net charge-offs	(28)	(25)
Other(1)	42	1

Allowance for loan losses, at end of period	$588	$481

(1)	Other activity for the nine months ended September 28, 2007 primarily relates to the deconsolidation of two VIEs during the second quarter of 2007 and the First Republic acquisition in the third quarter of 2007.

Consumer loans, which are substantially secured, consisted of approximately 234,200 individual loans at September 28, 2007. Commercial loans consisted of approximately 18,400 separate loans. The principal balance of non-accrual loans was $533 million at September 28, 2007 and $209 million at December 29, 2006. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB category. In some cases Merrill Lynch enters into credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $13.9 billion and $10.3 billion at September 28, 2007 and December 29, 2006, respectively. For information on credit risk management see Note 6 of the 2006 Annual Report.

The above amounts include $32.4 billion and $18.6 billion of loans held for sale at September 28, 2007 and December 29, 2006, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At September 28, 2007, such loans consisted of $10.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $21.8 billion of commercial loans, approximately 26% of which are to investment grade counterparties. At December 29, 2006, such loans consisted of $7.4 billion of consumer loans, primarily residential mortgages and automobile loans, and $11.2 billion of commercial loans, approximately 38% of which are to investment grade counterparties.

For additional information on loans, notes and mortgages, see Notes 1 and 8 of the 2006 Annual Report.

Note 8.  Goodwill and Other Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment, for the nine months ended September 28, 2007:

(dollars in millions)

	GMI	GWM	Total

Goodwill:
December 29, 2006	$1,907	$302	$2,209
Goodwill acquired	1,003	1,071	2,074
Translation adjustment and other	52	2	54

September 28, 2007	$2,962	$1,375	$4,337

GMI activity primarily relates to goodwill acquired in connection with the acquisition of First Franklin whose operations were integrated into GMI’s mortgage securitization business. GWM activity primarily relates to goodwill acquired in connection with the acquisition of First Republic. At September 28, 2007, in response to the deterioration in the sub-prime mortgage markets, Merrill Lynch performed a goodwill impairment test. Based on this test, Merrill Lynch determined that there was no impairment of goodwill on a consolidated basis.

Other Intangible Assets

Other intangible assets consist primarily of value assigned to customer relationships and core deposits. Other intangible assets are tested annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and are amortized over their respective estimated useful lives.

In connection with the acquisition of First Franklin, Merrill Lynch recorded identifiable intangible assets of $185 million. In response to the deterioration in the sub-prime mortgage markets, Merrill Lynch reviewed its identifiable intangible assets for impairment at September 28, 2007 and recorded an impairment charge of $107 million related to mortgage broker relationships of First Franklin.

The gross carrying amounts of other intangible assets were $667 million and $321 million as of September 28, 2007 and December 29, 2006, respectively. Accumulated amortization of other intangible assets amounted to $113 million and $73 million at September 28, 2007 and December 29, 2006, respectively.

Amortization expense for the three and nine months ended September 28, 2007 was $128 million and $171 million, respectively, which included the write-off above of identifiable intangible assets related to First Franklin mortgage broker relationships in the third quarter of 2007. Amortization expense for the three and nine months ended September 29, 2006 was $11 million and $33 million, respectively.

Note 9.  Borrowings and Deposits

ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheets does not necessarily represent the amount at which they will be repaid at maturity. This is due to the following:

•	Certain debt issuances are issued at a discount to their redemption amount, which will accrete up to the redemption amount as they approach maturity;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 3 to the Condensed Consolidated Financial Statements);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities will take into consideration the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of the application of fair value hedge accounting (see Note 1 to the Condensed Consolidated Financial Statements).

Total borrowings at September 28, 2007 and December 29, 2006, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Senior debt issued by ML & Co.	$140,023	$115,474
Senior debt issued by subsidiaries — guaranteed by ML & Co.	33,986	26,664
Subordinated debt issued by ML & Co.	10,875	6,429
Structured notes issued by ML & Co.	49,268	25,466
Structured notes issued by subsidiaries — guaranteed by ML & Co.	12,993	8,349
Junior subordinated notes (related to trust preferred securities)	5,154	3,813
Other subsidiary financing — not guaranteed by ML & Co.	5,396	4,316
Other subsidiary financing — non-recourse	39,417	12,812

Total	$297,112	$203,323

Borrowing activities may create exposure to market risk, most notably interest rate, equity, commodity and currency risk. Other subsidiary financing — non-recourse is primarily attributable to consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements.

Borrowings and Deposits at September 28, 2007 and December 29, 2006, are presented below:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Short-term borrowings
Commercial paper	$11,237	$6,357
Promissory notes	3,450	-
Secured short-term borrowings	7,728	9,800
Other unsecured short-term borrowings	4,663	1,953

Total	$27,078	$18,110

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$100,772	$58,366
Variable-rate obligations(3)(4)	161,898	120,794
Zero-coupon contingent convertible debt (LYONs®)	2,210	2,240

Total	$264,880	$181,400

Deposits
U.S	$69,461	$62,294
Non U.S	25,516	21,830

Total	$94,977	$84,124

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

At September 28, 2007, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$56,613	21%
1 - 2 years	49,451	19
2+ - 3 years	28,525	11
3+ - 4 years	14,559	5
4+ - 5 years	30,273	11
Greater than 5 years	85,459	33

Total	$264,880	100%

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

Except for the $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at September 28, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 of the 2006 Annual Report for additional information regarding conditions surrounding LYONs® conversion.

The effective weighted-average interest rates for borrowings at September 28, 2007 and December 29, 2006 were:

	Sept. 28,	Dec. 29,
	2007	2006

Short-term borrowings	4.99%	5.15%
Long-term borrowings, contractual rate	4.67	4.23
Junior subordinated notes (related to trust preferred securities)	6.91	7.03

See Note 9 of the 2006 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $4.4 billion and $2.5 billion at September 28, 2007 and December 29, 2006, respectively.

Note 10.  Comprehensive (Loss)/Income

The components of comprehensive (loss)/income are as follows:

(dollars in millions)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006

Net (loss)/earnings	$(2,241)	$3,045	$2,056	$5,153
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(9)	48	15	4
Net unrealized (losses)/gains on investment securities available-for-sale	(741)	122	(765)	(53)
Deferred gains on cash flow hedges	46	17	19	17
Defined benefit pension and postretirement plans	4	(2)	13	(1)

Total other comprehensive (loss)/income, net of tax	(700)	185	(718)	(33)

Comprehensive (loss)/income	$(2,941)	$3,230	$1,338	$5,120

The majority of the net unrealized losses on available-for-sale investment securities for the three months and nine months ended September 28, 2007 relates to mortgage- and asset-backed securities. These securities are SFAS 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch’s banking subsidiaries.

Note 11.  Stockholders’ Equity and Earnings Per Share

The following table presents the computations of basic and diluted earnings per share (“EPS”):

(dollars in millions, except per share amounts)
	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006

Net (loss)/earnings from continuing operations	$(2,266)	$3,019	$1,971	$5,084
Net earnings from discontinued operations	25	26	85	69
Preferred stock dividends	(73)	(50)	(197)	(138)

Net (loss)/earnings applicable to common shareholders - for basic EPS	$(2,314)	$2,995	$1,859	$5,015
Interest expense on LYONs®(1)	-	-	-	1

Net (loss)/earnings applicable to common shareholders - for diluted EPS	$(2,314)	$2,995	$1,859	$5,016

(shares in thousands)
Weighted-average basic shares outstanding(2)	821,565	855,844	832,222	874,985
Effect of dilutive instruments:
Employee stock options(3)	-	38,938	36,764	41,364
FACAAP shares(3)	-	21,834	20,552	21,452
Restricted shares and units(3)	-	28,235	23,524	27,884
Convertible LYONs®(1)	-	415	3,213	865
ESPP shares(3)	-	8	11	11

Dilutive potential common shares	-	89,430	84,064	91,576

Diluted Shares(4)(5)	821,565	945,274	916,286	966,561

Basic EPS from continuing operations	$(2.85)	$3.47	$2.13	$5.65
Basic EPS from discontinued operations	$0.03	$0.03	$0.10	$0.08

Basic EPS	$(2.82)	$3.50	$2.23	$5.73
Diluted EPS from continuing operations	$(2.85)	$3.14	$1.94	$5.12
Diluted EPS from discontinued operations	$0.03	$0.03	$0.09	$0.07

Diluted EPS	$(2.82)	$3.17	$2.03	$5.19

(1)	See Note 9 of the 2006 Annual Report for additional information on LYONs®.
(2)	Includes shares exchangeable into common stock
(3)	See Note 14 of the 2006 Annual Report for a description of these instruments.
(4)	Excludes 10 million of instruments for the nine month period ended September 28, 2007, and 33 million of instruments for the three and nine months periods ended September 29, 2006, that were considered antidilutive and thus were not included in the above calculations.
(5)	Due to the net loss in the third quarter of 2007, the Diluted EPS calculation excludes 112 million of employee stock options, 37 million of FACAAP shares, 43 million of restricted shares and units, and 183 thousand of ESPP shares, as they were antidilutive.

During the third quarter of 2007, Merrill Lynch repurchased 19.9 million common shares at an average repurchase price of $73.91 per share.

At September 28, 2007, there was $4.0 billion of authorized repurchase capacity remaining from the $6.0 billion repurchase program authorized by the Board of Directors in April 2007.

On March 20, 2007, Merrill Lynch issued $1.5 billion in aggregate principal amount of Floating Rate, Non-Cumulative, Perpetual Preferred Stock, Series 5.

On September 21, 2007, in connection with the acquisition of First Republic, Merrill Lynch issued two new series of preferred stock, $65 million in aggregate principal amount of 6.70% Non-Cumulative, Perpetual Preferred Stock, Series 6, and $50 million in aggregate principal amount of 6.25% Non-Cumulative, Perpetual Preferred Stock, Series 7. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

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

Commitments

At September 28, 2007, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than
	Total	1 year	1 - 3 years	3+- 5 years	Over 5 years

Commitments to extend credit(1)	$93,521	$38,700	$12,442	$27,632	$14,747
Purchasing and other commitments	9,990	5,774	539	845	2,832
Operating leases	3,967	612	1,169	953	1,233
Commitments to enter into resale agreements	6,988	6,988	-	-	-

Total	$114,466	$52,074	$14,150	$29,430	$18,812

(1)	See Note 7 to the Condensed Consolidated Financial Statements.

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

For lending commitments where the loan will be classified as held for sale upon funding, liabilities are calculated at the lower of cost or market, capturing declines in the fair value of the respective credit risk. For loan commitments where the loan will be classified as held for investment upon funding, liabilities are calculated considering both market and historical loss rates. Loan commitments held by entities that apply broker-dealer industry level accounting are accounted for at fair value.

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $494 million at September 28, 2007 and $782 million at December 29, 2006.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.9 billion and $928 million at September 28, 2007 and December 29, 2006, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 28, 2007 and December 29, 2006, minimum fee commitments over the remaining life of these agreements aggregated $258 million and $357 million, respectively. Merrill Lynch entered into commitments to purchase loans of $6.4 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment and loans held for sale) at September 28, 2007. Such commitments totaled $10.3 billion at December 29, 2006. Other purchasing commitments amounted to $0.9 billion and $2.1 billion at September 28, 2007 and December 29, 2006, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 28, 2007 would not have a material effect on the consolidated financial condition of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). These guarantees and their expiration at September 28, 2007 are summarized as follows:

(dollars in millions)

	Maximum
	Payout /	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value

Derivative contracts	$4,082,422	$665,833	$664,899	$1,151,865	$1,599,825	$111,258
Liquidity and default facilities	52,461	50,156	2,206	99	-	129
Residual value guarantees	1,020	91	407	116	406	14
Standby letters of credit and other guarantees	5,770	1,845	1,240	1,139	1,546	23

Derivative Contracts

The derivatives in the above table meet the accounting definition of a guarantee under FIN 45 and include certain written options and credit default swaps that contingently require Merrill Lynch to make payments based on changes in an underlying. Because the maximum exposure to loss could be unlimited for certain derivatives (e.g., interest rate caps) and the maximum exposure to loss is not considered when assessing the risk of contracts, the notional value of these contracts has been included to provide information about the magnitude of Merrill Lynch’s involvement with these types of transactions. Merrill Lynch records all derivative instruments at fair value on its Condensed Consolidated Balance Sheets.

Merrill Lynch funds selected assets, including CDOs and collateralized loan obligations (“CLOs”), via derivative contracts with third party structures that are not consolidated on its balance sheet. Approximately $25 billion is term financed through facilities provided by commercial banks, $35 billion of long term funding is provided by third party special purpose vehicles and $16 billion is financed with asset backed commercial paper conduits. In certain circumstances, Merrill Lynch may be required to purchase these assets which would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of Merrill Lynch’s derivative contracts.

Liquidity and Default Facilities

The liquidity facilities and default facilities in the above table relate primarily to municipal bond securitization SPEs and asset-backed commercial paper conduits (“Conduits”).

Merrill Lynch acts as liquidity provider to municipal bond securitization SPEs. As of September 28, 2007, the value of the assets held by the SPE plus any additional collateral pledged to Merrill Lynch exceeds the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facility is drawn. As of September 28, 2007, the maximum payout if the standby facilities are drawn was $39.3 billion and the value of the municipal bond assets to which Merrill Lynch has recourse in the event of a draw was $42.8 billion. In certain instances, Merrill Lynch also provides default protection in addition to liquidity facilities. If the default protection is drawn, Merrill Lynch may claim the underlying assets held by the SPEs. As of September 28, 2007, the maximum payout if an issuer defaults was $7.9 billion, and the value of the assets to which Merrill Lynch has recourse, in the event that an issuer of a municipal bond held by the SPE defaults on any payment of principal and/or interest when due, was $8.8 billion.

In addition, Merrill Lynch, through a U.S. bank subsidiary has liquidity and credit facilities outstanding to Conduits. The assets in these Conduits are loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduit may draw upon their liquidity facility and sell certain of their assets to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. The outstanding amount of the facilities is approximately $4.8 billion as of September 28, 2007. This amount is net of $5.1 billion of assets that Merrill Lynch purchased and $1.2 billion that Merrill Lynch loaned to the Conduits under these liquidity facilities during the three months ended September 28, 2007. In addition, Merrill Lynch purchased $523 million of commercial paper from these Conduits, including $300 million from Conduits for which it has a significant variable interest. These liquidity and credit facilities are recorded off-balance sheet, unless a liability is deemed necessary when a contingent payment is deemed probable and estimable. A liability of $41 million related to this contingency was recorded as of September 28, 2007.

Residual Value Guarantees

The amounts in the above table include residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million at September 28, 2007.

Stand-by Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit in the amount of $2.7 billion. Merrill Lynch held marketable securities of $563 million as collateral to secure these guarantees at September 28, 2007.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At September 28, 2007, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $634 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at September 28, 2007. These transactions met the SFAS No. 149 definition of derivatives and, as such, were carried as a liability with a fair value of approximately $6 million at September 28, 2007.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at September 28, 2007 is $165 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with certain asset sales and securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. To the extent these assets were originated by others and purchased by Merrill Lynch, Merrill Lynch seeks to obtain appropriate representations and warranties in connection with its acquisition of the assets. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. The liability recorded for losses under these arrangements was approximately $205 million at September 28, 2007. In all other arrangements, no liability is carried in the Condensed Consolidated Balance Sheets because Merrill Lynch believes the potential for loss is remote.

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

Defined Benefit Pension Plans

Pension cost for the three and nine months ended September 28, 2007 and September 29, 2006, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended
	Sept. 28,			Sept. 29,
	2007			2006

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	20	44	24	16	40
Expected return on plan assets	(29)	(21)	(50)	(28)	(15)	(43)
Amortization of net (gains)/losses, prior service costs and other	(1)	7	6	-	5	5

Total defined benefit pension cost	$(6)	$13	$7	$(4)	$13	$9

(dollars in millions)

	Nine Months Ended
	Sept. 28,			Sept. 29,
	2007			2006

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$21	$21	$-	$21	$21
Interest cost	72	60	132	72	47	119
Expected return on plan assets	(87)	(60)	(147)	(84)	(45)	(129)
Amortization of net (gains)/losses, prior
service costs and other	(3)	22	19	-	14	14

Total defined benefit pension cost	$(18)	$43	$25	$(12)	$37	$25

Merrill Lynch disclosed in its 2006 Annual Report that it expected to pay $23 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $70 million to its non-U.S. defined benefit pension plans in 2007. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and nine months ended September 28, 2007 and September 29, 2006, included the following components:

(dollars in millions)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006

Service cost	$2	$2	$5	$6
Interest cost	4	4	12	12
Amortization of net (gains)/losses, prior service costs and other	(2)	1	(5)	(2)

Total other postretirement benefits cost	$4	$7	$12	$16

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

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006 and are expected to be completed in 2008. Japan tax authorities have recently commenced the audit for the fiscal tax years March 31, 2004 through March 31, 2007. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006.

As indicated above, the IRS audits for the years 2004-2006 are expected to be completed in 2008. It is also reasonably possible that audits in other countries and states may conclude in 2008. It is also reasonably possible that, in 2008, Merrill Lynch will obtain clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions (transfer pricing) to prevent double taxation resulting from the tax assessment paid to Japan in 2005. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within 12 months of September 28, 2007, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcome of outstanding issues.

Note 15.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. At September 28, 2007, Merrill Lynch was in compliance with applicable CSE standards.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At September 28, 2007, MLPF&S’s regulatory net capital of $3,970 million was approximately 14.0% of ADI, and its regulatory net capital in excess of the minimum required was $3,336 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S substantially exceeds both standards.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined and as such, must exceed the total financial resources requirement set by the FSA. For September 28, 2007, MLI reported $1,142 million in excess capital prior to additional post-close write-downs for the third quarter of 2007. These additional write-downs were determined subsequent to MLI’s September 28, 2007 regulatory filing. In support of the additional write-downs, MLI received $3,500 million share capital during October 2007.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 28, 2007, MLGSI’s liquid capital of $2,660 million was 318.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,658 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 28, 2007, MLJS’s net capital was $1,595 million, exceeding the minimum requirement by $943 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of September 28, 2007.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	9.76%	$6,616	8.19%	$2,344
Tier 1 capital	6%	10.19%	6,616	11.74%	2,344
Total capital	10%	11.62%	7,546	15.07%	3,007

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At September 28, 2007, MLIB’s capital ratio was above the minimum requirement at 10.9% and its financial resources were $10,293 million, exceeding the minimum requirement by $811 million.

Note 16.	Acquisitions

On December 30, 2006, Merrill Lynch acquired the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates sub-prime residential mortgage loans through a wholesale network. The results of operations of First Franklin are included in GMI.

On September 21, 2007, Merrill Lynch acquired all of the outstanding common shares of First Republic Bank (“First Republic”) in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. The results of operations of First Republic are included in GWM. In conjunction with the acquisition of First Republic, Merrill Lynch issued $65 million of 6.70% non-cumulative perpetual preferred stock and $50 million of 6.25% non-cumulative preferred stock in exchange for First Republic Bank’s preferred stock Series A and B, respectively. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

Note 17.  Discontinued Operations

On August 13, 2007, Merrill Lynch announced that it will form a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, Merrill Lynch has agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. Merrill Lynch will continue to serve the insurance needs of its clients through its core distribution and advisory capabilities. This transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals. Results for MLIG have been included within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. The results of MLIG were formerly reported in the Global Wealth Management business segment. Certain financial information included in discontinued operations is shown below:

(dollars in millions)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006

Total net revenues	$65	$73	$199	$202
Earnings before income taxes	38	38	128	103
Income taxes	13	12	43	34

Net earnings from discontinued operations	$25	$26	$85	$69

The following assets and liabilities are related to discontinued operations as of September 28, 2007 and December 29, 2006:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Assets:
Separate accounts assets	$12,588	$12,312
Other assets	3,242	3,497

Total Assets	$15,830	$15,809

Liabilities:
Separate accounts liabilities	$12,588	$12,312
Other payables	2,630	2,772

Total Liabilities	$15,218	$15,084

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of September 28, 2007, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 28, 2007 and September 29, 2006, and of cash flows for the nine-month periods ended September 28, 2007 and September 29, 2006. These interim financial statements are the responsibility of Merrill Lynch’s management.

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
November 7, 2007

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
Overview

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 38 countries and territories and total client assets of approximately $1.8 trillion at September 28, 2007. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with over $1 trillion in assets under management at September 28, 2007.

On August 13, 2007, we announced that we will form a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, we have agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. We will continue to serve the insurance needs of our clients through our core distribution and advisory capabilities. This transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals. We have included results for MLIG within discontinued operations for all periods presented. We previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates including:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Certain receivables under resale agreements and payables under repurchase agreements;
•	Loans and allowance for loan losses and liabilities recorded for unfunded commitments;
•	Certain long-term borrowings, primarily structured debt;

•	The outcome of litigation;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of special purpose entities;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Valuation of share-based payment compensation arrangements;
•	Insurance reserves and recovery of insurance deferred acquisition costs; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of our financial statement preparation. Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities, and SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities. Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely broker-dealer and investment company accounting guidance.

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding valuations of assets and liabilities requiring fair value measurements. These assets and liabilities include:

•	Trading inventory and investment securities;
•	Private equity and principal investments;
•	Certain receivables under resale agreements and payables under repurchase agreements;
•	Loans and allowance for loan losses and liabilities recorded for unrealized losses on unfunded commitments; and
•	Certain long-term borrowings, primarily structured debt.

See further discussion in Note 1 to our Condensed Consolidated Financial Statements.

We early adopted the provisions of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price). An exit price notion does not assume that the transaction price is the same as the exit price, thus permitting the recognition of inception gains and losses on a transaction in certain circumstances. In addition, an exit price notion requires the valuation to consider what a marketplace participant would pay to buy an asset or receive to assume a liability. Therefore, Merrill Lynch must rely upon observable market data before it can utilize internally derived valuations.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For long-dated and illiquid contracts, we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to fair value all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. In addition, during periods of market illiquidity, the valuation of certain cash products can also require significant judgment and the use of estimates by management.

Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. SFAS No. 157 nullifies this guidance in EITF 02-3. Although this guidance in EITF 02-3 has been nullified, the recognition of significant inception gains and losses that incorporate unobservable inputs are reviewed by management to ensure such gains and losses are derived from observable inputs and/or incorporate reasonable assumptions about the unobservable component, such as implied bid-offer adjustments.

Valuation adjustments

Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions marked-to-market at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in SFAS No. 157. These significant adjustments include:

Liquidity

Merrill Lynch makes adjustments to bring a position from a mid-market to a bid or offer price, depending upon the net open position. Merrill Lynch values net long positions at bid prices and net short positions at offer prices. These adjustments are based upon either observable or implied bid-offer prices.

Credit Risk

In determining fair value we consider both the credit risk of our counterparties, as well as our own creditworthiness. Credit risk to third parties is generally mitigated by entering into netting and collateral arrangements. Net exposure is then measured with consideration of market observable pricing of a counterparty’s credit risk and is incorporated into the fair value of the respective instruments. The calculation of the credit adjustment for derivatives is generally based upon observable credit derivative spreads. Alternatively, the calculation for cash products generally considers observable bond spreads.

SFAS No. 157 also requires that Merrill Lynch’s own creditworthiness be considered when determining the fair value of an instrument. The approach to measuring the impact of Merrill Lynch’s own credit on an instrument is the same approach as that used to measure third party credit risk.

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

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

Valuation controls

Given the prevalence of fair value measurement in our financial statements, the control functions surrounding the fair valuation process are a critical component of our business operations. Prices and model inputs provided by the trading desk are verified to external pricing sources to ensure that the use of observable market data is used whenever possible. Similarly, valuation models created by the trading desks are verified and tested. These controls are performed by departments independent of the trading desks with the appropriate levels of expertise to verify the trading desk’s valuations.

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

Variable Interest Entities (VIEs)

In the normal course of business, we enter into a variety of transactions with VIEs. The applicable accounting guidance requires us to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether we must consolidate the VIE. In performing this analysis, we make assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is generally not required subsequent to the initial assessment unless a reconsideration event occurs. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by us. A QSPE is a passive entity whose activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE, as long as that discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires management judgment.

Income Taxes

Tax laws are complex and subject to different interpretations by Merrill Lynch and the various taxing authorities. Merrill Lynch regularly assesses the likelihood of assessments in each of the taxing jurisdictions by making judgments and interpretations about the application of these complex tax laws and estimating the impact to our financial statements.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004-2006 and are expected to be completed in 2008. Japan tax authorities have recently commenced the audit for the fiscal tax years March 31, 2004 through March 31, 2007. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006. Also, Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, we started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. Merrill Lynch believes that the estimate of the level of unrecognized tax benefits is appropriate in relation to the potential for additional assessments. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

Business Environment(1)

Global financial markets experienced significant stress during the third quarter of 2007, primarily driven by challenging conditions in the markets related to U.S. sub-prime mortgages (including Collateralized Debt Obligations (“CDOs”) based on sub-prime collateral), and the markets for loans and bonds related to leveraged finance transactions. This adverse market environment began to intensify towards the end of July and was characterized by significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility. As conditions in these markets deteriorated, other areas such as the asset-backed commercial paper market also experienced decreased liquidity, and the equity markets experienced short-term weakness and increased volatility. For example, during the third quarter ABX indices experienced significant widening, with the A and AAA classes moving substantially off par for the first time in 2007. In response to these conditions, the Federal Reserve and other central banks injected significant liquidity into the markets during the quarter and in September the U.S. Federal Reserve System’s Federal Open Market Committee lowered benchmark interest rates by 50 basis points to 4.75%. These actions helped to stabilize and improve market conditions. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the third quarter at 4.58%, down from 5.03% at the end of the second quarter of 2007. In the equity markets, despite significant volatility in August, major U.S. equity indices increased slightly during the third quarter of 2007 with the Dow Jones Industrial Average, the NASDAQ Composite Index and the Standard & Poor’s 500 Index up by 4%, 4% and 2%, respectively. Oil prices hit a record high and the U.S. dollar hit a low against the euro during the quarter. Overall the global economy continued to grow during the third quarter, albeit at a slower pace than during the first half of the year.

Global fixed income trading volumes increased during the quarter in asset classes such as Government and Agency securities with average daily trading volumes up approximately 16% and 18%, respectively. Volumes across mortgage-backed securities declined approximately 7% during the quarter.

Global equity indices generally ended the quarter with mixed results. In Europe, the Dow Jones STOXX 50 Index and the FTSE 100 Index fell 3% and 2%, respectively. Asian equity markets were mixed as Japan’s Nikkei 225 Stock Average fell 7% while Hong Kong’s Hang Seng Index surged 25%. India’s Sensex Index rose 18%. In Latin America, Brazil’s Bovespa Index was up 11%.

U.S. Equity trading volumes increased in the third quarter as both the dollar volume and number of shares traded on the New York Stock Exchange and on the Nasdaq increased compared to the second quarter of 2007. Equity market volatility increased significantly for both the S&P 500 and the Nasdaq 100 in the quarter, as indicated by higher average levels for the Chicago Board Options Exchange SPX Volatility Index and the American Stock Exchange QQQ Volatility Index, respectively. In Europe, equity market volatility also increased, although not as significantly, as indicated by a higher average level for the VSTOXX Index.

Third quarter global debt and equity underwriting volumes of $1.2 trillion were down 46% sequentially and down 23% from the year-ago quarter. Global debt underwriting volumes of $1.1 trillion were down 46% sequentially and down 26% compared to the year-ago quarter, while global equity underwriting volumes of $161 billion were down 45% sequentially, but up 12% compared to the year-ago quarter.

Merger and acquisition (“M&A”) activity was weak during the quarter as the value of global announced deals was $1.0 trillion, a decrease of 38% sequentially, but still up 29% from the year-ago quarter. Global completed M&A activity was $1.1 billion, up 3% sequentially and up 28% from the year-ago quarter.

(1)  Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

Despite higher volatility and the typical seasonality associated with the third quarter, money flows remained strong relative to the year-ago quarter, including flows into money market funds.

While our results may vary based on global economic and market trends, we believe that the outlook for growth in most of our global businesses, including Equity Markets, Investment Banking, Global Wealth Management and certain Fixed Income, Currencies and Commodities (“FICC”) businesses remains favorable due to positive underlying fundamentals, high market volumes, and the resiliency of these markets. This remains especially true for markets outside of the U.S., such as the Pacific Rim. However, the challenging conditions in certain credit markets, such as the CDO and related sub-prime mortgage markets, have continued into the fourth quarter.

At the end of the third quarter, we maintained exposures to these markets through cash positions, loans, derivatives and commitments. During the third quarter, FICC revenues were adversely affected by the substantial deterioration in the value of many of these exposures, particularly towards quarter end. See U.S. Sub-prime Residential Mortgage-Related and ABS CDO Activities on page 73 for further detail.

The markets for U.S. ABS CDO exposures remain extremely illiquid and as a result, valuation of these exposures is complex and involves a comprehensive process including the use of quantitative modeling and management judgment. Valuation of these exposures will also continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Our ability to mitigate our risk by selling or hedging our exposures is also limited by the market environment. Our future results may continue to be materially impacted by the valuation adjustments applied to these positions.

Consolidated Results Of Operations

(dollars in millions, except per share amounts)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 28,	Sept. 29%		Sept. 28,	Sept. 29%
	2007	2006	Change	2007	2006	Change

Net revenues
Principal transactions	$(5,930)	$1,673	N/M %	$351	$4,841	(93)%
Commissions	1,860	1,345	38	5,360	4,462	20
Investment banking	1,281	922	39	4,333	3,166	37
Managed accounts and other fee-based revenues	1,397	1,714	(18)	4,038	5,047	(20)
Revenues from consolidated investments	508	210	142	772	500	54
Other	(918)	773	N/M	880	2,436	(64)

Subtotal	(1,802)	6,637	N/M	15,734	20,452	(23)
Interest and dividend revenues	15,787	10,651	48	43,346	28,928	50
Less interest expense	13,408	9,424	42	39,055	25,500	53

Net interest profit	2,379	1,227	94	4,291	3,428	25

Gain on merger	-	1,969	N/M	-	1,969	N/M

Total net revenues	577	9,833	(94)	20,025	25,849	(23)

Non-interest expenses:
Compensation and benefits	1,992	3,942	(49)	11,640	13,662	(15)
Communications and technology	499	484	3	1,462	1,365	7
Brokerage, clearing, and exchange fees	365	278	31	1,021	803	27
Occupancy and related depreciation	297	259	15	838	749	12
Professional fees	243	223	9	711	617	15
Advertising and market development	182	163	12	540	498	8
Office supplies and postage	55	53	4	170	167	2
Expenses of consolidated investments	68	142	(52)	170	334	(49)
Other	341	199	71	910	687	32

Total non-interest expenses	4,042	5,743	(30)	17,462	18,882	(8)

(Loss)/Earnings from continuing operations before income taxes	(3,465)	4,090	N/M	2,563	6,967	(63)
Income tax (benefit)/expense	(1,199)	1,071	N/M	592	1,883	(69)

Net (loss)/earnings from continuing operations	(2,266)	3,019	N/M	1,971	5,084	(61)

Discontinued operations:
Earnings from discontinued operations	38	38	-	128	103	24
Income tax expense	13	12	8	43	34	26

Net earnings from discontinued operations	25	26	(4)	85	69	23

Net (loss)/earnings	$(2,241)	$3,045	N/M	$2,056	$5,153	(60)

Basic (loss)/earnings per common share from continuing operations	$(2.85)	$3.47	N/M	$2.13	$5.65	(62)
Basic earnings per common share from discontinued operations	0.03	0.03	-	0.10	0.08	25

Basic (loss)/earnings per common share	$(2.82)	$3.50	N/M	$2.23	$5.73	(61)

Diluted (loss)/earnings per common share from continuing operations	$(2.85)	$3.14	N/M	$1.94	$5.12	(62)
Diluted earnings per common share from discontinued operations	0.03	0.03	-	0.09	0.07	29

Diluted (loss)/earnings per common share	$(2.82)	$3.17	N/M	$2.03	$5.19	(61)

Annualized return on average common stockholders’ equity from continuing operations	N/M %	35.1%		6.5%	19.5%
Annualized return on average common stockholders’ equity	N/M %	35.4%		6.8%	19.7%
Pre-tax profit margin from continuing operations	N/M %	41.6%		12.8%	27.0%
Compensation and benefits as a percentage of net revenues	N/M %	40.1%		58.1%	52.9%
Non-compensation expenses as a percentage of net revenues	N/M %	18.3%		29.1%	20.2%
Book value per share	$39.60	$40.22	(2)	$39.60	$40.22	(2)

N/M — Not Meaningful

Quarterly Results of Operations

Our net losses from continuing operations were $2.3 billion for the 2007 third quarter, driven by a 94% decrease in net revenues. The decrease in net revenues was primarily driven by our structured finance and structured credit businesses, which were impacted by a deterioration in the credit markets, resulting in net losses on our U.S. ABS CDO and sub-prime mortgage positions and non-investment grade lending commitments. Losses per diluted share from continuing operations were $2.85 for the 2007 third quarter, down from net earnings per diluted share of $3.14 in the year-ago quarter. Net earnings from discontinued operations were $25 million and $26 million in the third quarters of 2007 and 2006, respectively. Earnings per diluted share from discontinued operations were $.03 in both the third quarter of 2007 and 2006. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information on discontinued operations.

Principal transactions revenues include realized gains and losses from the purchase and sale of equity and fixed income securities, including government bonds and municipal securities in which we act as principal, as well as unrealized gains and losses on trading assets and liabilities, including commodities, derivatives, securities and loans. Principal transactions revenues were negative $5.9 billion, compared to $1.7 billion in the year-ago quarter driven primarily by decreases in our structured credit and structured finance businesses, which includes our U.S. ABS CDO and mortgage-related businesses. Deterioration in the credit markets, prolonged illiquidity, reduced price transparency, increased volatility and a weaker U.S. housing market all contributed to the decline in these businesses and the difficult environment experienced in the third quarter. These decreases were partially offset by increases generated from our rates, currencies, equity-linked and cash trading activities as well as gains arising from the widening of credit spreads on certain of our long-term debt.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with the institutional securities business, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $2.4 billion, up 94% from the 2006 third quarter due primarily to higher net interest revenue from deposit spreads and higher dividend income.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commission revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commission revenues were $1.9 billion, up 38% from the 2006 third quarter, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds primarily as a result of increased market volatility.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $1.3 billion, up 39% from the 2006 third quarter, driven by increased revenues in equity originations and strategic advisory services, which were partially offset by a decline in revenues from debt origination primarily related to the leveraged finance business.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. Managed accounts and other fee-based revenues were $1.4 billion, down 18% from the third quarter of 2006, driven primarily by the absence of asset management revenues in the third quarter of 2007 as a result of the BlackRock merger at the end of the third quarter of 2006. This decrease was partially offset by higher asset-based fees reflecting the impact of net inflows into annuitized-revenue accounts and higher average equity market values.

Revenues from consolidated investments include revenues from investments that are consolidated under SFAS No. 94, Consolidation of All Majority-owned Subsidiaries and FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”). Revenues from consolidated investments were $508 million, up from $210 million in the 2006 third quarter. This increase was primarily attributable to revenues associated with several new investments including a consolidated alternative investment fund, partially offset by a decrease in revenues associated with entities that are no longer consolidated as a result of being sold in connection with the MLIM merger.

Other revenues include gains/(losses) on investment securities, including unrealized losses on certain available-for-sale securities, dividends on cost method investments, income from equity method investments, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items. Other revenues were negative $918 million, down from $773 million in the 2006 third quarter. The overall decrease primarily reflects lower revenues resulting from the write-down of loans held for sale and lower revenues from our private equity investments. These decreases were partially offset by earnings from our investment in BlackRock.

Gain on merger with BlackRock was $2.0 billion in the third quarter of 2006. This non-recurring gain related entirely to the merger of Merrill Lynch’s MLIM business with BlackRock. For more information on this merger, refer to Note 2 of the 2006 Annual Report.

Compensation and benefit expenses were $2.0 billion for the quarter, compared to $3.9 billion in the 2006 third quarter. Compensation expense as a percentage of net revenues increased in the third quarter relative to the 2006 third quarter due to the sizable losses incurred in FICC and our intent to pay our employees competitively. As a result, we expect the fourth quarter compensation ratio to remain elevated.

Non-compensation expenses were $2.1 billion in the third quarter of 2007, up 14% from the year-ago quarter. Communication and technology costs were $499 million, up 3% from the year-ago quarter. Brokerage, clearing and exchange fees were $365 million, up 31% from the third quarter of 2006, primarily due to higher transaction volumes. Occupancy costs and related depreciation were $297 million, up 15% from the year-ago quarter principally due to higher office rental expenses and office space added via acquisitions. Advertising and market development costs were $182 million, up 12% from the third quarter of 2006 primarily due to increased costs associated with increased business activity. Expenses of consolidated investments totaled $68 million, down from $142 million primarily due to the sale of numerous investments in connection with the MLIM merger. Other expenses were $341 million, up 71% from the third quarter of 2006 due primarily to the write-off of $107 million of identifiable intangible assets related to First Franklin.

Our third quarter 2007 effective tax rate from continuing operations was a tax benefit of 34.6%, compared with an effective rate of 26.2% in the third quarter of 2006, or 17.6% excluding the impact resulting from the Blackrock merger. The 2007 rate reflected a tax benefit on the current quarter’s loss and an adjustment for the effect of the lower full year tax rate on prior quarters’ earnings.

Year-to-date Results of Operations

For the first nine months of 2007, net earnings from continuing operations were $2.0 billion, on net revenues of $20.0 billion, down 23% from the first nine months of 2006. Earnings per common share from continuing operations through the first nine months of 2007 were $2.13 basic and $1.94 diluted.

The results for the first nine months of 2006 include the net benefit of the merger between MLIM and BlackRock, which occurred at the end of the 2006 third quarter. The net impact of the BlackRock merger includes a one-time pre-tax gain of $2.0 billion and related non-interest expenses of $202 million, for a total after-tax net benefit of $1.1 billion, or $1.14 per diluted share. Net earnings from continuing operations for the first nine months of 2006 also included $1.2 billion after-tax ($1.8 billion pre-tax) or $1.22 per diluted share, of one-time non-cash compensation expenses arising from modifications to the retirement eligibility requirements for existing stock-based employee compensation awards and the adoption of SFAS No. 123 as revised in 2004 (“SFAS No. 123R”).

Excluding these one-time items incurred in the first nine months of 2006, net earnings from continuing operations of $2.0 billion for the first nine months of 2007 were down 62% from the prior-year period, and pre-tax earnings from continuing operations of $2.6 billion were down 63% from the first nine months of 2006. On the same basis, the pre-tax profit margin from continuing operations of 12.8% was down 16.3 percentage points from the first nine months of 2006, and the annualized return on average common equity from continuing operations of 6.5% was down 13.4 percentage points from 19.9% in the first nine months of 2006. Also on the same basis, earnings per common share from continuing operations of $2.13 basic and $1.94 diluted were both down 63% from the prior-year period. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

Our year-to-date effective tax rate from continuing operations was 23.1%, compared with 27.0% in the prior-year period, or 25.9% excluding the one-time compensation expenses and impact resulting from the BlackRock merger. The decrease in the 2007 year-to-date effective tax rate is primarily due to the effect of the reduction in pre-tax earnings coupled with the business/geographic mix.

U.S. Sub-prime Residential Mortgage-Related and ABS CDO Activities

Sub-prime mortgages are single-family residential mortgages displaying more than one high risk characteristic, such as: (i) low FICO score (generally below 660); (ii) high loan-to-value (“LTV”) ratios (LTV greater than 80% without borrower paid mortgage insurance); (iii) high debt-to-income ratios (greater than 45%); or (iv) stated/limited income documentation. Sub-prime mortgage-related securities are those securities that derive a significant portion of their value from sub-prime mortgages.

U.S. Sub-prime Residential Mortgage-Related Activities

As part of our U.S. sub-prime residential mortgage-related activities, sub-prime mortgage loans are originated through First Franklin or purchased in pools from third-party originators for subsequent sale or securitization. Mortgage-backed securities are structured based on the characteristics of the underlying mortgage collateral, sold to investors and subsequently traded in the secondary capital markets.

Our U.S. sub-prime residential mortgage net exposure (excluding Merrill Lynch’s Bank sub-prime residential mortgage portfolio held for investment purposes which is described in Sub-prime Mortgage-Related Securities in Merrill Lynch Bank Investment Portfolio) consists of the following:

•	Sub-prime whole loans: We purchase pools of whole loans from third-party mortgage originators. In addition, First Franklin originates mortgage loans through its retail and wholesale channels. Prior to their sale or securitization, whole loans are predominantly reported on the balance sheet in Loans, notes and mortgages and are accounted for as held for sale.

Securitizable whole loans are valued on an “as-if” securitized basis based on estimated performance of the underlying mortgage pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations. Key characteristics include underlying borrower credit quality and collateral performance, mortgage terms and conditions, assumptions on prepayments, delinquencies and defaults. Non-securitizable loans are valued using a combination of discounted liquidation value and re-performing value.

•	Residuals: We retain certain mortgage residuals, which represent the subordinated classes and equity/first-loss tranche from our residential mortgage-backed securitization activity. Residuals have been retained from the securitizations of third-party whole loans we have purchased as well as from our First Franklin loan originations.

Residuals are valued by modeling the present value of projected cash flows that will accrue to the residual holder, based on actual and projected performance of the mortgages underlying a particular securitization. Key determinants include estimates for borrower prepayments, delinquencies, defaults and loss severities. Modeled performance and loan level loss projections are adjusted monthly as actual borrower performance information is released from trustees and loan servicers.

•	Residential mortgage-backed securities (“RMBS”): We retain and purchase securities from the securitizations of loans, including sub-prime residential mortgages. Valuation of RMBS securities is based on observable prices and securitization cash flow model analysis.

•	Warehouse lending: Warehouse loans represent collateralized revolving loan facilities to originators of financial assets, such as sub-prime residential mortgages. These mortgages typically serve as collateral for the facility. Loans are generally carried at amortized cost with an allowance for loan losses established for credit losses estimated to exist in the portfolio unless deemed to be permanently impaired. In the case of an impairment, the loan receivable value is adjusted to reflect the valuation of the whole loan collateral underlying the facility if the value is less than amortized cost.

The following table provides a summary of changes in our U.S. sub-prime residential mortgage-related net exposures, excluding net exposures to residential mortgage-backed securities held in our U.S. banks for investment purposes, from June 29, 2007 to September 28, 2007.

(dollars in millions)

			Unrealized
			Gain/(Loss)
	Net Exposures	Gain/(Loss)	Included in	Other Net	Net Exposures
	as of June 29,	Included in	OCI (pre-	Changes in	as of Sept. 28,
	2007	Income(1)	tax)(2)	Net Exposures(3)	2007

Sub-prime Residential Mortgage-Related Net Exposures
Loans and residential mortgage-backed securities	$3,892	$(544)	$-	$62	$3,410
Residuals	2,262	(483)	(100)	(44)	1,635
Unfunded commitments and warehouse lending	2,681	-	-	(2,063)	618

Total sub-prime residential mortgage-related net exposures	$8,835	$(1,027)	$(100)	$(2,045)	$5,663

(1)	Primarily represents unrealized losses on net exposures.
(2)	Represents write-downs on SFAS 115 investment securities, which are reported net of taxes in Other Comprehensive (Loss)/Income (“OCI”).
(3)	Represents purchases, sales, hedges, paydowns, as well as changes in loan commitments and related funding.

U.S. ABS CDO Activities

An ABS CDO is a security collateralized by a pool of asset-backed securities. The underlying collateral for these asset-backed securities is primarily residential mortgage loans.

We are engaged in the underwriting and sale of ABS CDOs. There are a number of steps involved in the underwriting process beginning with determining investor interest or responding to inquiries or mandates received. We also engage a CDO collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the CDO securities subject to our approval. All CDO securities are rated by one or more rating agencies. The various tranches of the CDO are securitized, priced at representative market rates and distributed to investors, or in some cases, retained by Merrill Lynch.

Our U.S. ABS CDO net exposure primarily consists of our AAA-rated super senior CDO portfolio, as well as retained and warehouse exposures related to our CDO business.

Super senior CDO portfolio

Super senior positions represent our exposure to the senior most tranche in a CDO’s capital structure. In bankruptcy, this tranche’s claims have priority to the proceeds from liquidated cash CDO assets. Our exposure to AAA-rated super senior CDOs includes the following securities, which are primarily held as derivative positions in the form of total return swaps:

•	High-grade super senior positions, which are CDOs with underlying collateral having an average credit rating of Aa3/A1 by Moody’s Investor Services;

•	Mezzanine super senior positions, which are CDOs with underlying collateral having an average credit rating of Baa2/Baa3 by Moody’s Investor Services; and
•	CDO-squared super senior positions, which are CDOs with underlying collateral consisting of other CDO securities which have collateral attributes typically similar to high grade and mezzanine super senior positions.

Despite the high credit rating of these CDO securities (typically AAA), their fair value at September 28, 2007 reflects unprecedented market illiquidity and the deterioration of underlying sub-prime collateral.

Other Retained and Warehouse Exposures Related to the CDO Business

We have other retained and warehouse exposures related to our CDO business, which consists of RMBS and CDO positions previously held in CDO warehouses awaiting securitization, retained securities from CDO securitizations, and related hedges.

The following table provides a summary of changes in our AAA-rated super senior CDO net exposures and our other retained and warehouse exposures related to our CDO business from June 29, 2007 to September 28, 2007. Derivative exposures are represented by their notional amount as opposed to fair value.

(dollars in millions)

	Net Exposures	Gain/(Loss)	Other Net	Net Exposures
	as of June 29,	Included in	Changes in Net	as of Sept. 28,
	2007	Income(1)	Exposures(2)	2007

Super senior CDO net exposures:
High-grade	$22,648	$(1,841)	$(11,882)	$8,925
Mezzanine	8,022	(3,084)	299	5,237
CDO-squared	1,454	(826)	2	630

Total super senior CDO net exposures	32,124	(5,751)	(11,581)	14,792
Other retained and warehouse net exposures	1,740	(1,104)	390	1,026

Total CDO-related net exposures	$33,864	$(6,855)	$(11,191)	$15,818

(1)	Primarily represents unrealized losses on net exposures.
(2)	Primarily consists of hedging activity such as entering into credit default swaps that are matched to specific CDO securities. This activity is conducted with various third parties, including monoline financial guarantors, insurers and other market participants.

Sub-prime Mortgage-Related Securities in Merrill Lynch Bank Investment Portfolio

The investment portfolio of Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co. FSB (“MLBT-FSB”) includes certain sub-prime mortgage-related securities, as well as ABS CDOs whose underlying collateral includes certain sub-prime residential mortgage-backed securities.

MLBUSA acts as administrator to two Merrill Lynch sponsored asset-backed commercial paper conduits (“Conduits”). MLBUSA also provides liquidity facilities to these Conduits that protect commercial paper holders against short term changes in the fair value of the assets held by the Conduits in the event of a disruption in the commercial paper market, as well as credit facilities to the Conduits that protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. The collateral owned by these Conduits includes sub-prime residential mortgage-backed securities and ABS CDO securities whose underlying collateral includes certain sub-prime residential mortgage-backed securities.

The following table provides a summary of changes in the U.S. sub-prime residential mortgage-related net exposures of MLBUSA and MLBT-FSB held for investment purposes from June 29, 2007 to September 28, 2007.

(dollars in millions)

			Unrealized	Other
	Net Exposures	Gain/(Loss)	Gain/(Loss)	Net Changes	Net Exposures
	as of June 29,	Included in	Included in OCI	in Net	as of Sept. 28,
	2007	Income(1)	(pre-tax)(2)	Exposures(3)	2007

Investment securities portfolio	$3,138	$(143)	$(321)	$1,356	$4,030
Off-balance sheet — conduits(4)	3,232	N/A	N/A	(1,562)	1,670

Total net exposures	$6,370	$(143)	$(321)	$(206)	$5,700

(1)	Primarily represents unrealized losses on net exposures.
(2)	Represents write-downs on SFAS 115 investment securities, which are reported net of taxes in Other Comprehensive (Loss)/Income (OCI).
(3)	Primarily represents Merrill Lynch’s purchase of sub-prime related assets (classified as investment securities) from off-balance sheet Conduits, net of principal paydowns.
(4)	See Note 12 for disclosure of off-balance sheet Conduits.
N/A= Not Applicable

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

Results for the nine months ended September 29, 2006 include one-time compensation expenses, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1 of the 2006 Annual Report for further information on one-time compensation expenses.

Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 3 of the 2006 Annual Report for further information.

The following segment results represent the information that is used by our management in its decision-making processes and are presented before discontinued operations. Prior period amounts have been reclassified to conform to the current period presentation.

Global Markets and Investment Banking

GMI’s Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 28,	Sept. 29,	% Inc/	Sept. 28,	Sept. 29,	% Inc/
	2007	2006	(Dec)	2007	2006	(Dec)

Global Markets
FICC	$(5,572)	$2,081	N/M %	$(153)	$5,830	N/M %
Equity Markets	1,581	1,519	4	6,115	4,969	23

Total Global Markets net revenues	(3,991)	3,600	N/M	5,962	10,799	(45)
Investment Banking
Origination:
Debt	281	366	(23)	1,351	1,195	13
Equity	344	193	78	1,254	745	68
Strategic Advisory Services	385	260	48	1,181	813	45

Total Investment Banking net revenues	1,010	819	23	3,786	2,753	38

Total GMI net revenues	(2,981)	4,419	N/M	9,748	13,552	(28)

Non-interest expenses before one-time compensation expenses	1,458	2,947	(51)	9,742	9,030	8
One-time compensation expenses	-	-		-	1,369	N/M

Pre-tax earnings/(loss) from continuing operations	$(4,439)	$1,472	N/M	$6	$3,153	N/M

Pre-tax profit margin	N/M	33.3%		0.1%	23.3%

N/M = Not Meaningful

GMI recorded negative net revenues and a pre-tax loss from continuing operations for the third quarter of 2007 of $3.0 billion and $4.4 billion, respectively, as strong net revenues from Equity Markets and Investment Banking were more than offset by the net losses in FICC. GMI’s third quarter net revenues also included a net benefit of approximately $600 million due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt. Changes in Merrill Lynch specific credit risk is derived by isolating fair value changes due to changes in credit spreads as observed in the secondary cash market.

For the first nine months of 2007, GMI’s net revenues were $9.7 billion, down 28% from a record nine months of 2006. Pre-tax earnings from continuing operations were $6 million, down significantly from $3.2 billion in the prior-year period. Excluding the impact of the $1.4 billion of one-time compensation expenses recognized by GMI in the first quarter of 2006, GMI’s pre-tax earnings for the first nine months of 2006 were $4.5 billion. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

Fixed Income, Currencies and Commodities (FICC)

FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, fair value adjustments on investments that are held for capital appreciation and/or current income, and other revenues.

During the third quarter of 2007 FICC was adversely impacted by the deterioration in the credit markets, lower levels of liquidity, reduced price transparency, increased volatility and a weaker U.S. housing market. The combination of these market conditions resulted in approximately $7.9 billion of total net losses for the third quarter of 2007 related to our U.S. ABS CDO positions and warehouses, as well as our U.S. sub-prime mortgage related assets including whole loans, warehouse lending, residual positions and residential mortgage-backed securities. These losses are net of valuation gains on economic hedges and liabilities. FICC net revenues were also impacted by write-downs of $967 million on a gross basis, and $463 million net of related fees, related to the $31 billion of corporate and financial sponsor, non-investment grade lending commitments at the end of the third quarter, regardless of the expected timing of funding or closing.

In the third quarter of 2007, FICC net revenues were negative $5.6 billion, down significantly from $2.1 billion for the same quarter of 2006. As discussed above, the decrease in revenue was driven by the losses in the credit and structured finance and investment businesses, which include U.S. ABS CDOs, U.S. sub-prime residential mortgages and leveraged finance. Partially offsetting these losses were strong performances in our rates and currencies businesses, which both set quarterly records, up over 300% compared to the prior year. Our rates business benefited from strong client flow in interest rate swaps and options and was well positioned to take advantage of increases in both market and interest rate volatility. Our currencies business performed well globally, where we were well positioned to take advantage of favorable market conditions, increased volatility and increased client flow.

For the first nine months of 2007, FICC net revenues were negative $153 million as strength in interest rate products, currencies and commercial real estate was more than offset by declines in credit products and the structured finance and investments business discussed above. Both our rates and currencies businesses for the first nine months were up over 85% compared to the prior year. Both businesses saw unprecedented client flows in interest rate derivatives and local currency trading and were well positioned to take advantage of market volatility. Our commercial real estate business was up 34% from the year-ago period primarily due to realized and unrealized gains on principal investment activity.

Equity Markets

Equity Markets net revenues include commissions, principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from equity method investments, fair value adjustments on private equity investments that are held for capital appreciation and/or current income, and other revenues.

In the third quarter of 2007, Equity Markets net revenues were $1.6 billion, up 4% over the prior year quarter, driven by substantial growth in client volumes. Revenues from cash trading, equity-linked trading, and financing and services were up 36%, 102%, and 100%, respectively, compared to the year ago quarter. Cash trading benefited from a 21% increase in volume across all regions with meaningful increases in Europe and the Pacific Rim compared to the year-ago period. Our financing and services business continues to grow, with a 60% increase over the third quarter of 2006 in equity prime broker balances. Our equity-linked business increased from client related activities through structured products and index options. These increases were partially offset by a revenue decline in private equity, which recorded negative revenues of $61 million, down from positive $342 million in the prior-year period due to a decrease in the value of publicly held investments.

For the first nine months of 2007, Equity Markets net revenues were a record $6.1 billion, up 23% from the prior year period, driven by cash equities which was up 29%, and our equity linked and financing and services businesses which were both up over 50%. Results in our cash trading business were driven by volume growth in our electronic trading business, which increased 28% over the nine months of 2006. Equity prime broker balances increased 47% over the nine months of 2006. Our equity-linked business increased over the first nine months of 2006 from client related activities through structured products and index options.

Investment Banking

Investment Banking net revenues for the third quarter of 2007 were $1.0 billion, up 23% from the year-ago quarter. The increase was primarily driven by revenue growth in both strategic advisory services and equity origination, partially offset by declines in debt origination, particularly in leveraged finance.

For the first nine months of 2007, Investment Banking net revenues were a record $3.8 billion, up 38% from the prior-year period. The increases in strategic advisory services, equity and debt origination, more than offset a decline in leveraged finance origination revenues.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.

Origination revenues in the third quarter of 2007 were $625 million, up 12% from the year ago quarter. Equity origination revenues were $344 million, up 78% from the 2006 third quarter due to several large new issue transactions in the United States and Europe. Debt Origination revenues were $281 million, down 23% from the year ago quarter, mostly impacted by the dislocation in the credit markets during 2007 resulting in significant declines in origination volumes, particularly in leveraged finance.

For the first nine months of 2007, origination revenues were $2.6 billion, up 34% from the year ago period. Equity and debt origination revenues were up 68% and 13%, respectively, compared with the first nine months of 2006. The increase in revenues for debt and equity origination compared to the prior year period was primarily related to an increase in deal volume for the first half of 2007, offset by the industry-wide slowdown in activity during the third quarter.

On April 25, 2007, we agreed to purchase approximately $3 billion of perpetual convertible preferred shares from a key client, in a non-strategic capital markets transaction that enabled the client to raise funds to retire a previously issued series of preferred stock. We intend to hold this investment for a substantial period of time and to utilize appropriate risk management techniques to limit the impact of the change in value of the securities on our financial position and results of operations. The revenues associated with this transaction have been included in GMI’s equity origination and equity markets businesses and recorded in principal transactions in the accompanying Condensed Consolidated Statements of Earnings for the nine-month period ended September 28, 2007.

Strategic Advisory Services

Strategic advisory services revenues, which include merger and acquisition and other advisory fees, were $385 million in the third quarter of 2007, an increase of 48% over the year-ago quarter as overall deal volume increased.

Year-to-date strategic advisory services revenues increased 45% from the year-ago period, to $1.2 billion, on increased overall deal volume as well as an increase in Merrill Lynch’s share of completed merger and acquisition volume.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 28,	Sept. 29,		Sept. 28,	Sept. 29,
	2007	2006(2)	% Inc.	2007	2006(2)	% Inc.

GPC
Fee-based revenues	$1,605	$1,361	18%	$4,622	$4,057	14%
Transactional and origination revenues	989	708	40	2,915	2,480	18
Net interest profit and related hedges(1)	584	508	15	1,753	1,545	13
Other revenues	90	76	18	300	207	45

Total GPC net revenues	3,268	2,653	23	9,590	8,289	16
GIM
Total GIM net revenues	270	87	210	836	330	153

Total GWM net revenues	3,538	2,740	29	10,426	8,619	21

Non-interest expenses before one-time compensation expenses	2,585	2,180	19	7,710	6,753	14
One-time compensation expenses	-	-		-	281	N/M

Pre-tax earnings from continuing operations	$953	$560	70	$2,716	$1,585	71

Pre-tax profit margin	26.9%	20.4%		26.1%	18.4%
Total Financial Advisors	16,610	15,700		16,610	15,700

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Condensed Consolidated Statements of Earnings.
(2)	Prior period amounts have been restated to exclude the results of MLIG which have been reported as discontinued operations. See Note 17 for further information.

GWM is comprised of Global Private Client (“GPC”) and Global Investment Management (“GIM”). Our share of the after-tax earnings of BlackRock are included in the GIM portion of GWM revenues for the three- and nine-month periods ended September 28, 2007, but not the three- and nine-month periods ended September 29, 2006, when our asset management activities were reported in the former MLIM segment.

As discussed in the Overview section of the MD&A, we have agreed to sell MLIG to AEGON for $1.3 billion. We will continue to serve the insurance needs of our clients through our core distribution and advisory capabilities. The results of MLIG were formerly reported in the GWM business segment. GWM’s results of operations have been restated to exclude the results of MLIG. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

GWM generated net revenues of $3.5 billion for the third quarter of 2007, up 29% from the year-ago quarter, reflecting strong growth in both GPC and GIM businesses. Pre-tax earnings from continuing operations were $953 million, up 70% from the year-ago period, and the pre-tax profit margin was 26.9%, compared with 20.4% in the third quarter of 2006, driven by strong revenue growth in GPC and the impact of the investment in BlackRock, offset by performance and hiring related increases in compensation expense.

For the first nine months of 2007, GWM’s net revenues increased 21% to a record $10.4 billion, driven by record revenues in GPC and GIM. Excluding the impact of the $281 million of one-time compensation expenses recognized by GWM in the first quarter of 2006, GWM’s 2007 pre-tax earnings from continuing operations for the first nine months of 2007 were $2.7 billion, up 46% from the year-ago period, driven by growth in revenues. On the same basis, the pre-tax profit margin was 26.1%, compared with 21.6% in the year-ago period, driven by the impact of the investment in BlackRock and strong operating leverage across the business. See Exhibit 99.1 for a reconciliation of non-GAAP measures.

GWM’s net inflows of client assets into annuitized-revenue products were $10 billion for the third quarter of 2007 and a record $38 billion for the first nine months of 2007. Assets in annuitized-revenue products ended the quarter at $691 billion, up 20% from the year-ago quarter. Total client assets in GWM accounts were a record $1.8 trillion, up 14% from the year-ago quarter. Total net new money was $26 billion for the third quarter of 2007 and $51 billion for the first nine months of 2007. The third quarter inflows of $26 billion were the highest quarterly net new money inflows in over six years and included higher than normal inflows into money funds and other low risk asset classes, consistent with clients seeking to reduce their risk exposure during the difficult third quarter market conditions.

The value of client assets in GWM accounts at September 28, 2007 and September 29, 2006 follows. The 14% year over year increase in client assets resulted primarily from market appreciation and net inflows of client assets as well as the additional $14 billion of client assets from the acquisition of First Republic during the third quarter.

(dollars in billions)

	Sept. 28,	Sept. 29,
	2007	2006

Assets in client accounts:
U.S	$1,601	$1,412
Non-U.S	161	130

Total	$1,762	$1,542

On September 21, 2007, we acquired all of the outstanding common shares of First Republic Bank (“First Republic”) in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. The results of operations of First Republic for the period September 22, 2007 through September 28, 2007 have been included in GWM. First Republic’s future results of operations will be reported within the GWM segment.

Global Private Client (GPC)

GPC’s third quarter 2007 net revenues were $3.3 billion, up 23% from the year-ago quarter. The increase in GPC’s net revenues was driven by every major revenue category, including record fee-based revenues. For the first nine months of 2007, GPC’s net revenues increased 16% over the prior-year period to a record $9.6 billion, also driven by every major revenue category.

Financial Advisor headcount reached 16,610 at the end of the third quarter of 2007, a net increase of approximately 910 FAs since the third quarter of 2006, as GPC continued to successfully execute its strategy for recruiting and training high-quality FAs.

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

GPC’s fee-based revenues increased 18%, to a record $1.6 billion in the third quarter of 2007. On a year-to-date basis, fee-based revenues increased 14% from the year-ago period to a record $4.6 billion. Both increases reflect higher asset values and continued strength in flows into annuitized-revenue products.

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

During the third quarter, after review of this decision with representatives of the SEC, we informed clients of our decision to no longer offer our Unlimited Advantage® account, and our Financial Advisors began to work with each of their Unlimited Advantage clients to transfer their assets to an alternative account platform — generally either to a traditional commission based account such as our Cash Management Account (“CMA”) or to one of our managed account product platforms. We expect all Unlimited Advantage® accounts will be migrated to alternative account platforms by the end of 2007. While this decision affected certain of our service offerings to certain clients, we do not expect it to have a material impact on our future financial results.

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

Transactional and origination revenues were $989 million in the third quarter of 2007, up 40% from the year-ago quarter. Transactional revenue rose year over year, led by particularly strong growth from GPC’s non-U.S. operations. Origination revenues from new issue activity also rose strongly year over year across all products. In addition, transaction and origination revenue included $128 million related to the termination of an existing agreement under which Merrill Lynch is no longer obligated to provide future support and informational services related to origination activities.

Year-to-date transactional and origination revenues were $2.9 billion, up 18% from the year-ago period, driven by solid year-over-year growth in transactional revenues, particularly outside the U.S., as well as strong growth in origination revenue from new issues.

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

GPC’s net interest profit and related hedge revenues were $584 million in the third quarter of 2007, up 15% from the year-ago quarter, reflecting reduced commercial loan provisioning, additional interest from deposits, and First Republic’s net interest revenue since purchase on September 21, 2007. On a year-to-date basis, GPC’s net interest profit and related hedges revenues were up 13% to $1.8 billion. This increase was largely due to additional interest from deposits.

Other revenues

GPC’s other revenues were $90 million in the third quarter of 2007, up 18% from the year-ago quarter. For the first nine months of 2007, other revenues were up 45% to $300 million. The increases for both period comparisons were primarily due to additional revenues from the distribution of mutual funds and foreign exchange gains.

Global Investment Management (GIM)

GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock. Under the equity method of accounting, an estimate of the net earnings associated with Merrill Lynch’s approximately 50% ownership interest in BlackRock is recorded in the GIM portion of the GWM segment.

GIM’s third quarter 2007 revenues of $270 million were up 210% from the year-ago quarter. For the first nine months of 2007, GIM’s revenues were $836 million, up 153% from the prior-year period. The increase in net revenues for both period comparisons was primarily due to the inclusion of revenues from our ownership position in BlackRock, as well as growth in revenues from our investments in other alternative asset management companies.

For additional information on GWM’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Merrill Lynch Investment Managers

On September 29, 2006, Merrill Lynch merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares in the newly combined BlackRock, representing an economic interest of approximately half. Following the merger, the MLIM business segment ceased to exist, and under the equity method of accounting, an estimate of the net earnings associated with Merrill Lynch’s ownership position in BlackRock is recorded in the GIM portion of the GWM segment. For the third quarter of 2006, MLIM’s net revenues were $700 million, and its pre-tax earnings were $284 million. For the first nine months of 2006, MLIM’s net revenues were $1.9 billion, and its pre-tax earnings were $637 million. Excluding the impact of the $109 million of one-time compensation expenses recognized by MLIM in the first quarter of 2006, MLIM’s pre-tax earnings for the first nine months of 2006 were $746 million.

Geographic Information

Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues for the three and nine months ended September 28, 2007 and September 29, 2006:

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 28,	Sept. 29,	% Inc/	Sept. 28,	Sept. 29,	% Inc/
	2007	2006(1)	(Dec)	2007	2006(2)	(Dec)

Net revenues
EMEA	$1,243	$1,758	(29)%	$5,464	$5,131	6%
Pacific Rim	1,482	826	79	4,155	2,708	53
Latin America	374	223	68	1,124	766	47
Canada	75	88	(15)	367	273	34

Total Non-U.S	3,174	2,895	10	11,110	8,878	25
United States(3)(4)	(2,597)	6,938	(137)	8,915	16,971	(47)

Total	$577	$9,833	(94)%	$20,025	$25,849	(23)%

(1)	The 2006 third quarter results include net revenues earned by MLIM of $700 million, which include non-U.S. net revenues of $378 million.
(2)	The 2006 nine-month results include net revenues earned by MLIM of $1.9 billion, which include non-U.S. net revenues of $1.0 billion.
(3)	Corporate revenues and adjustments are reflected in the U.S. region.
(4)	2006 revenues include a gain of approximately $2.0 billion, resulting from the closing of the BlackRock merger.

Non-U.S. net revenues for the third quarter 2007 increased to $3.2 billion, up 10% from the 2006 third quarter. The third quarter 2007 growth in non-U.S. net revenues was mainly attributable to higher revenues generated from the Pacific Rim and Latin America regions, partially offset by a decrease in EMEA. While we experienced growth of non-U.S. net revenues across all businesses in the third quarter of 2007, the most significant increases were from GMI. For GMI, non-U.S. net revenues increased 24% from the prior year period. For GWM, non-U.S. net revenues increased 41% from the third quarter of 2006 and represented 11% of total GWM net revenues.

Net revenues in EMEA were $1.2 billion in the third quarter of 2007, a decrease of 29% from the year-ago quarter, which included MLIM revenues. The additional decrease from the prior year quarter was driven primarily by lower revenues from GMI. Our FICC business experienced lower revenues across multiple businesses with the most significant decrease in our structured finance business. In addition to the decreases within FICC, net revenues from our private equity investments were also lower compared to the prior year period.

Net revenues in the Pacific Rim were $1.5 billion in the third quarter of 2007, an increase of 79% from the year-ago quarter. These results reflected increases across multiple businesses and products mainly within GMI. The growth generated in FICC was primarily driven by higher revenues from our commercial real estate business and from our rates and currency trading activities. Equity Markets generated higher revenues from cash and equity-linked trading activities.

Net revenues in Latin America increased 68% in the third quarter of 2007, primarily reflecting strong results in both our GMI and GWM businesses. In GMI, higher revenues were driven by FICC reflecting strong increases from credit and currency trading activities.

Net revenues in Canada declined $13 million, or 15% from the prior year quarter.

For the first nine months of 2007, non-U.S net revenues increased to $11.1 billion, up 25% from the first nine months of 2006. While we experienced higher revenues across all regions and businesses, the increase was mainly attributable to the Pacific Rim region with the most significant increase attributable to GMI. Non-U.S. net revenues represented 55% of total net revenues, compared to 34% for the first nine months of 2006, which included net revenues earned by MLIM and a $2.0 billion gain reported in the United States related to the BlackRock merger. In the third quarter of 2007, the U.S. credit market experienced a deterioration that resulted in net write-downs of $7.9 billion of U.S. ABS CDO and U.S. sub-prime mortgage positions and $463 million net of related fees in connection with non-investment grade lending commitments. These write-downs had an adverse effect on U.S. net revenues and drove the increase of Non-U.S. revenues as a percentage of the total net revenues for the first nine months of 2007.

U.S. net revenues were negative $2.6 billion in the third quarter of 2007, down from $6.9 billion in the year-ago quarter, which included a $2.0 billion gain related to the BlackRock merger and approximately $322 million of net revenues from MLIM. The additional decreases were mainly driven by lower revenues in GMI, primarily within our FICC business. As noted above, in the third quarter of 2007, the U.S. credit market experienced a deterioration that resulted in net write-downs of certain U.S. ABS CDO and U.S. sub-prime mortgage positions and non-investment grade lending commitments. These write-downs had an adverse effect on our structured credit and structured finance businesses within FICC. The overall decrease within FICC was partially offset by higher revenues from our rates trading activities. We also experienced lower revenues in our private equity business during the third quarter of 2007. In GMI, these decreases were partially offset by gains arising from the widening of credit spreads on our long-term debt, as well as higher revenues generated from our strategic advisory services within GMI’s Investment Banking business. The overall decline in GMI net revenues was partially offset by strong results from our GWM business, which generated net revenues of $3.1 billion, an increase of 30% from the year-ago quarter.

For the first nine-months of 2007, U.S. net revenues were $8.9 billion, down 47% from the year-ago period, which included a $2.0 billion gain related to the BlackRock merger and approximately $900 million of net revenues from MLIM. The same key drivers that impacted quarter over quarter comparisons described above were applicable for the nine month period.

Consolidated Balance Sheets

Management continuously monitors and evaluates the size and composition of the Consolidated Balance Sheet. The following table summarizes the September 28, 2007 and December 29, 2006 period-end, and first nine months of 2007 and full-year 2006 average balance sheets:

(dollars in millions)

		2007		2006
	Sept. 28,	Nine Month	Dec. 29,	Full Year
	2007	Average(1)	2006	Average(1)

Assets
Trading-Related
Securities financing assets	$438,113	$496,000	$321,907	$362,090
Trading assets	259,113	251,850	203,848	193,911
Other trading-related receivables	91,999	88,939	71,621	69,510

	789,225	836,789	597,376	625,511

Non-Trading-Related
Cash	66,882	47,697	45,558	37,760
Investment securities	92,790	85,162	83,410	70,827
Loans, notes, and mortgages, net	94,185	77,738	73,029	70,992
Other non-trading assets	54,106	50,780	41,926	43,012

	307,963	261,377	243,923	222,591

Total assets	$1,097,188	$1,098,166	$841,299	$848,102

Liabilities
Trading-Related
Securities financing liabilities	$391,331	$464,625	$291,045	$332,741
Trading liabilities	126,807	147,732	98,862	117,873
Other trading-related payables	90,864	106,861	75,622	80,238

	609,002	719,218	465,529	530,852

Non-Trading-Related
Short-term borrowings	27,078	18,957	18,110	17,104
Deposits	94,977	84,907	84,124	81,109
Long-term borrowings	264,880	199,117	181,400	141,278
Junior subordinated notes (related to trust preferred securities)	5,154	3,965	3,813	3,091
Other non-trading liabilities	57,471	31,397	49,285	37,251

	449,560	338,343	336,732	279,833

Total liabilities	1,058,562	1,057,561	802,261	810,685

Total stockholders’ equity	38,626	40,605	39,038	37,417

Total liabilities and stockholders’ equity	$1,097,188	$1,098,166	$841,299	$848,102

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Off Balance Sheet Arrangements

As a part of our normal operations, we enter into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expirations as of September 28, 2007:

(dollars in millions)
	Expiration
		Less than			Over
	Total	1 Year	1 - 3 Years	3+- 5 Years	5 Years

Liquidity and default facilities(1)	$52,461	$50,156	$2,206	$99	$-
Residual value guarantees(2)	1,020	91	407	116	406
Standby letters of credit and other guarantees(3)	5,770	1,845	1,240	1,139	1,546

(1)	Includes asset purchase arrangements and financial guarantees provided to municipal bond securitization SPEs and asset-backed commercial paper conduits.
(2)	Includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million.
(3)	Includes reimbursement agreements with the Mortgage 100sm program, guarantees related to principal-protected mutual funds, and certain indemnifications related to foreign tax planning strategies.

Refer to Note 12 to the Condensed Consolidated Financial Statements, and the Liquidity Risk — Off Balance Sheet Financing section for additional information.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at September 28, 2007. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, contractual agreements, commercial paper and other short-term borrowings and other payables; (ii) deposits; (iii) obligations that are related to our insurance subsidiaries, including liabilities of insurance subsidiaries, which are subject to significant variability; and (iv) separate accounts liabilities, which fund separate accounts assets.

(dollars in millions)
	Expiration
		Less than			Over
	Total	1 Year	1 - 3 Years	3+ - 5 Years	5 Years

Long-term borrowings	$264,880	$56,613	$77,976	$44,832	$85,459
Purchasing and other commitments	9,990	5,774	539	845	2,832
Junior subordinated notes (related to trust preferred securities)	5,154	-	-	-	5,154
Operating lease commitments	3,967	612	1,169	953	1,233

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

Commitments

At September 28, 2007, our commitments had the following expirations:

(dollars in millions)
	Expiration
		Less than			Over 5
	Total	1 Year	1 - 3 Years	3+ - 5 Years	Years

Commitments to extend credit(1)	$93,521	$38,700	$12,442	$27,632	$14,747
Commitments to enter into resale agreements	6,988	6,988	-	-	-

(1) See Note 7 and Note 12 to the Condensed Consolidated Financial Statements.

Capital and Funding

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At September 28, 2007 and December 29, 2006 total long-term capital consisted of the following:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Common equity	$33,872	$35,893
Preferred stock	4,754	3,145
Trust preferred securities(1)	4,725	3,323

Equity capital	43,351	42,361
Subordinated long-term debt obligations	10,875	6,429
Senior long-term debt obligations(2)	162,128	120,122
Deposits(3)	77,552	71,204

Total long-term capital	$293,906	$240,116

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at September 28, 2007 and $490 million at December 29, 2006.
(2)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(3)	Includes $63,851 million and $13,701 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at September 28, 2007, and $59,341 million and $11,863 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 29, 2006 that we consider to be long-term based on our liquidity models.

At September 28, 2007, our long-term capital sources of $293.9 billion exceeded our estimated long-term capital requirements. See Liquidity Risk in the Risk Management Section for additional information.

Equity Capital

At September 28, 2007, equity capital, as defined by Merrill Lynch, was $43.4 billion and comprised of $33.9 billion of common equity, $4.8 billion of preferred stock, and $4.7 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s consolidated supervised entity (“CSE”) rules and considerations of rating agencies. At September 28, 2007, Merrill Lynch was in compliance with applicable CSE standards. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

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

Major components of the changes in our equity capital for the first nine months of 2007 are as follows:

(dollars in millions)

Balance at December 29, 2006	$42,361
Net earnings	2,056
Issuance of preferred stock, net of repurchases and re-issuances	1,609
Issuance of trust preferred securities, net of redemptions and related investments	1,402
Common and preferred stock dividends	(1,124)
Common stock repurchases	(5,272)
Net effect of employee stock transactions and other(1)	2,319

Balance at Sept. 28, 2007	$43,351

(1)	Includes effect of accumulated other comprehensive loss and other items.

Our equity capital of $43.4 billion at September 28, 2007 increased $1.0 billion, or 2%, from December 29, 2006. Equity capital increased in the first nine months of 2007 primarily through net earnings, the net issuance of preferred stock and trust preferred securities and the net effect of employee stock transactions. The equity capital increase was offset by common stock repurchases and dividends.

In conjunction with the acquisition of First Republic Bank on September 21, 2007, Merrill Lynch issued $65 million of 6.70% non-cumulative perpetual preferred stock and $50 million of 6.25% non-cumulative preferred stock in exchange for First Republic Bank’s preferred stock Series A and B, respectively. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

On August 22, 2007, Merrill Lynch Capital Trust III issued $750 million of 7.375% trust preferred securities and invested the proceeds in junior subordinated notes issued by ML & Co.

On May 2, 2007, Merrill Lynch Capital Trust II issued $950 million of 6.45% trust preferred securities and invested the proceeds in junior subordinated notes issued by ML & Co.

On March 30, 2007, Merrill Lynch Preferred Capital Trust II redeemed all of the outstanding $300 million of 8.00% trust preferred securities.

On March 20, 2007, Merrill Lynch issued $1.5 billion of floating rate, non-cumulative, perpetual preferred stock.

On January 18, 2007, the Board of Directors declared an additional 40% increase in the regular quarterly dividend to 35 cents per common share.

During the first nine months of 2007, we repurchased 62.1 million common shares at an average repurchase price of $84.88 per share. On April 30, 2007 the Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares. At September 28, 2007, we had completed the $5 billion repurchase program authorized in October 2006 and had $4.0 billion of authorized repurchase capacity remaining under the repurchase program authorized in April 2007. For the near term, we do not anticipate additional repurchases of common shares.

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

The following table provides calculations of our leverage ratios at September 28, 2007 and December 29, 2006:

(dollars in millions)
	Sept. 28, 2007		Dec. 29, 2006

Total assets	$1,097,188		$841,299
Less:
Receivables under resale agreements	219,849		178,368
Receivables under securities borrowed transactions	172,479		118,610
Securities received as collateral	45,785		24,929
Add:
Trading liabilities, at fair value, excluding contractual agreements	65,133		60,428

Sub-total	724,208		579,820
Less:
Segregated cash and securities balances	20,032		13,449
Separate account assets	12,590		12,314

Adjusted assets	691,586		554,057
Less:
Goodwill and other intangible assets	4,891		2,457

Tangible adjusted assets	$686,695		$551,600
Stockholders’ equity	$38,626		$39,038
Add:
Trust preferred securities(1)	4,725		3,323

Equity capital	$43,351		$42,361
Tangible equity capital(2)	$38,460		$39,904
Leverage ratio(3)	25.3	x	19.9	x
Adjusted leverage ratio(4)	16.0	x	13.1	x
Tangible adjusted leverage ratio(5)	17.9	x	13.8	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million and $490 million at September 28, 2007 and December 29, 2006, respectively.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

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

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)
	Sept. 28,	December 29,
	2007	2006

Commercial paper	$11,237	$6,357
Promissory notes	3,450	-
Other unsecured short-term borrowings(1)	4,663	1,953
Current portion of long-term borrowings(2)	54,083	37,720

Total unsecured short-term borrowings	73,433	46,030
Senior long-term borrowings(3)	162,128	120,122
Subordinated long-term borrowings	10,875	6,429

Total unsecured long-term borrowings	173,003	126,551
Deposits	$94,977	$84,124

(1)	Excludes $7.7 billion and $9.8 billion of secured short-term borrowings at September 28, 2007 and December 29, 2006, respectively; these short-term borrowings are represented under a master note lending program.
(2)	Excludes $2.5 billion and $460 million of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at September 28, 2007 and December 29, 2006, respectively.
(3)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, secured long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

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

At September 28, 2007 our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)

USD	$171,662	58%
EUR	72,151	25
JPY	16,719	6
GBP	9,653	3
AUD	5,871	2
CAD	5,869	2
CHF	2,283	1
INR	2,179	1
Other(1)	5,571	2

Total	$291,958	100%

Note: excludes junior subordinated notes (related to trust preferred securities).

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

We also diversify our funding sources by issuing various types of debt instruments, including structured notes and extendible notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $62.3 billion and $33.8 billion at September 28, 2007 and December 29, 2006, respectively.

Extendible notes are debt obligations that provide the holder an option to extend the note monthly but not beyond the stated final maturity date. These notes are included in the long-term borrowings while the time to the stated final maturity is greater than one year. Total extendible notes outstanding were $7.5 billion and $11.4 billion at September 28, 2007 and December 29, 2006, respectively.

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

At September 28, 2007, the weighted average maturity of our long-term borrowings exceeded five years. The following chart presents our long-term borrowings maturity profile as of September 28, 2007 (quarterly for two years and annually thereafter):

Long-Term Debt Maturity Profile

Of the $17 billion in long-term debt maturing in the fourth quarter in 2007, approximately $6 billion represents contractual maturities. The remaining $11 billion in maturities represent structured notes that may potentially mature during the quarter, however the final maturity extends beyond the current quarter.

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), during the first nine months of 2007 are as follows:

(dollars in billions)

Balance at December 29, 2006	$181.4
Issuance and resale	136.7
Settlement and repurchase	(60.3)
Other(1)	7.1

Balance at Sept. 28, 2007(2)	$264.9

(1)	Relates to foreign exchange and other movements.
(2)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important part of our long-term borrowings. During the first nine months of 2007, ML & Co. issued $4.4 billion of subordinated debt in four currencies and with maturities ranging from 2017 to 2037. This subordinated debt was issued to satisfy certain anticipated CSE capital requirements. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At September 28, 2007, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $247.1 billion. Except for the $2.2 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs®”) that were outstanding at September 28, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

Deposit Funding

At September 28, 2007, our bank subsidiaries had $95.0 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $69.5 billion includes an estimated $53.8 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of October 31, 2007. Rating agencies express outlooks from time to time on these credit ratings. Ratings from Fitch Ratings, Moody’s Investor Service, Inc., and Standard & Poor’s Ratings Services reflect one-notch downgrades from those agencies on October 24, 2007. Rating outlooks from those agencies remain Negative, where they were placed on October 5, 2007. Also, on October 24, 2007, Dominion Bond Rating Service Ltd. affirmed the Company’s ratings and outlook as Stable. On October 25, 2007, Rating & Investment Information, Inc. (Japan) affirmed the Company’s ratings and revised its outlook to Negative.

Preferred
	Senior Debt	Subordinated	Stock	Commercial	Rating
Rating Agency	Ratings	Debt Ratings	Ratings	Paper Ratings	Outlook

Dominion Bond Rating Service Ltd.	AA(low)	A(high)	A	R-1 (middle)	Stable
Fitch Ratings	A+	A	A	F1	Negative
Moody’s Investors Service, Inc.	A1	A2	A3	P-1	Negative
Rating & Investment Information, Inc. (Japan)	AA	AA-	A+	a-1+	Negative
Standard & Poor’s Ratings Services	A+	A	A-	A-1	Negative

In connection with some OTC derivative transactions, we could be required to provide additional collateral to our counterparties in the event of a downgrade of the senior short-term and/or long-term debt ratings of ML & Co. from one or more credit rating agencies. The amount of the collateral required depends on the contract, but is usually based on a fixed incremental amount and/or the market value of the exposure, and will vary considerably based on the level of the new ratings. The contracts typically require us to deliver the collateral to the counterparty between one and thirty days after the change in ratings. As a result of the changes in our short and long-term ratings on October 24, 2007, we estimate that we are required to provide additional collateral of $4.9 billion to $5.3 billion subject to potential changes in the exposure based on trades and market conditions as well as contractual options. We estimate that a further one-notch downgrade of our long-term debt ratings could result in additional collateral requirements of approximately $300 million to $500 million. We consider additional collateral on derivative contracts along with other funding requirements that arise from changes in ML & Co.’s rating as part of our liquidity management scenario analysis and stress testing.

Cash Flows

Cash and cash equivalents of $46.9 billion at September 28, 2007 increased by $14.7 billion from December 29, 2006. Cash flows from financing activities provided $106.0 billion during the first nine months of 2007, primarily due to issuances and resales of long-term borrowings, net of settlements and repurchases, of $76.6 billion and cash from derivative financing transactions of $22.8 billion. Cash flows used for investing activities during the first nine months of 2007 were $11.4 billion and were primarily attributable to net purchases, sales, and maturities of available for sale securities. Cash flows used for operating activities during the first nine months of 2007 were $79.9 billion and were primarily due to net cash used for resale agreements and securities borrowed transactions, partially offset by cash provided by repurchase agreements and securities loaned transactions.

Risk Management

Risk-taking is integral to the core businesses in which we operate. In the course of conducting our business operations, we are exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of our business lines are primarily responsible and accountable for management of the risks associated with their business activities. In addition, independent risk groups monitor market risk, credit risk, liquidity risk and operational risk. The position of Chief Risk Officer was recently established with responsibility for both market and credit risk functions. This position, which reports jointly to the Co-Presidents and the Chief Financial Officer, was created in order to better integrate the two disciplines. The independent risk groups managing liquidity and operational risk continue to fall under the management responsibility of our Chief Financial Officer. Along with other independent control groups, including Corporate Audit, Finance and the Office of General Counsel, these disciplines work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. For a full discussion of our risk management framework, see our 2006 Annual Report.

The losses on U.S. Sub-prime Residential Mortgage-Related and ABS CDO activities in the third quarter reflect a significant concentration in securities that accumulated as a result of our activities as a leading underwriter of CDOs. Our stress tests and other risk measures significantly underestimated the magnitude of actual loss from the unprecedented credit market environment during the third quarter of 2007, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions. The firm has made and continues to make efforts to reduce our remaining exposure to these instruments. See additional disclosures on page 73.

Merrill Lynch will continue to take risk as appropriate and expand risk-taking judiciously where there are clear opportunities and where the business skill-set is in place to manage and understand the risk and its changing nature. Business lines will continue to have the primary responsibility and accountability for managing the risk, and we will continue to deepen capabilities in a number of areas. In addition, with the establishment of the Chief Risk Officer and the integration of the credit risk and market risk functions, we are enhancing our capacity to monitor the associated risk levels vigilantly on a daily basis to ensure that they remain within corporate risk guidelines and risk tolerance levels.

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

We have a Market Risk Framework that is designed to define and communicate our market risk tolerance and broad overall limits across Merrill Lynch by defining and constraining exposure to specific asset classes, market risk factors and value at risk, or VaR. VaR is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.

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

The calculation of VaR requires numerous assumptions and thus VaR should not be viewed as a precise measure of risk. Rather, it should be evaluated in the context of known limitations. These limitations include but are not limited to the following:

•	VaR measures do not convey the magnitude of extreme events;

•	Historical data that forms the basis of VaR may fail to predict current and future market volatility; and

•	VaR does not fully reflect the effects of market illiquidity (i.e., the inability to sell or hedge a position over a relatively long period).

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that may result in material losses for Merrill Lynch. VaR, stress tests and other risk measures significantly underestimated the magnitude of actual loss from the unprecedented credit market environment during the third quarter of 2007, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions. In the past, these AAA ABS CDO securities had never experienced a significant loss of value. We are committed to the continuous development of additional risk measurement methods and plan to continue our investment in their development in light of recent market experience.

The table that follows presents our average and ending VaR for trading instruments for the second and third quarters of 2007 and the full-year 2006. Additionally, high and low VaR for the third quarter of 2007 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

The aggregate VaR for our trading portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. In addition, the difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following table and may be viewed as a measure of the diversification within our portfolios.

(dollars in millions)

						Daily	Daily	Daily
	Sept. 28,	June 29,	Dec. 29,	High	Low	Average	Average	Average
	2007	2007	2006	3Q07	3Q07	3Q07	2Q07	2006

Trading Value-at-Risk(1)
Interest rate and credit spread	66	48	48	77	55	63	61	48
Equity	27	36	29	47	13	27	31	19
Commodity	17	21	13	25	17	20	20	11
Currency	5	5	3	11	3	6	4	4

Subtotal(2)	115	110	93			116	116	82
Diversification benefit	(33)	(39)	(41)			(40)	(39)	(32)

Overall	82	71	52	92	60	76	77	50

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

On September 28, 2007, trading VaR was higher than on June 29, 2007. While trading positions were reduced materially during the quarter, the impact on VaR was offset by the increase in market volatility captured by the VaR model. This offsetting effect was most evident in credit spreads and related debt prices. The average trading VaR was lower in the third quarter than in the second due to the reduction in trading positions. In the case of average VaR, the increase in volatility did not entirely offset the reduction in exposures because market history is incorporated progressively as the quarter develops.

Non-Trading Market Risk

Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and equity and certain principal investments. Interest rate risks related to funding activities are also included; however, potential gains and losses due to changes in credit spreads on the firm’s own funding instruments are excluded. Risks related to lending activities are covered separately in the Credit Risk section that follows.

The primary market risk of non-trading investment securities and non-trading repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity as well as investments of insurance subsidiaries. At the end of the third quarter of 2007, the total credit spread sensitivity of these instruments is a pre-tax loss of $30 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared to a pre-tax loss of $26 million at the end of the second quarter of 2007. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At the end of the third quarter of 2007, the net interest rate sensitivity of these positions is a pre-tax loss in economic value of $1.0 million for a parallel one basis point increase in interest rates across all yield curves, compared to $0.3 million at the end of the second quarter of 2007. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of September 28, 2007, gross of allowances for loan losses and reserves, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed.

(dollars in millions)
	Loans		Closed Commitments

By Credit Quality(1)	Secured	Unsecured	Secured	Unsecured

AA or above	$6,388	$13	$3,746	$3,880
A	3,171	2,282	2,546	13,080
BBB	7,423	3,031	6,252	9,236
BB	19,271	1,820	8,252	1,636
Other	18,482	2,117	9,464	600

Total	$54,735	$9,263	$30,260	$28,432

(1)	Based on credit rating agency equivalent of internal credit ratings.

	Loans		Closed Commitments

By Industry	Secured	Unsecured	Secured	Unsecured

Consumer Goods and Services	25%	28%	23%	23%
Financial Institutions	21	32	21	25
Real Estate	23	9	22	3
Industrial/Manufacturing	5	1	12	9
Energy/Utilities	3	7	4	17
Technology/Media/Telecom	2	10	3	14
All Other	21	13	15	9

Total	100%	100%	100%	100%

	Loans		Closed Commitments

By Country	Secured	Unsecured	Secured	Unsecured

United States	60%	61%	65%	74%
United Kingdom	12	2	10	6
Germany	5	13	4	7
Japan	6	4	1	1
France	4	1	3	1
All Other	13	19	17	11

Total	100%	100%	100%	100%

As of September 28, 2007, our largest commercial lending industry concentration was to consumer goods and services. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than five years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

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

The following is a summary of counterparty credit ratings for the replacement cost (net of $15.7 billion of collateral, of which $11.2 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at September 28, 2007.

(dollars in millions)
					Cross-
	Years to Maturity				Maturity
By Credit Quality(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$6,222	$2,089	$2,511	$14,768	$(3,422)	$22,168
A	5,796	1,804	792	4,381	(2,199)	10,574
BBB	3,152	968	293	1,982	(507)	5,888
BB	1,453	393	338	339	(169)	2,354
Other	2,434	1,100	839	502	(97)	4,778

Total	$19,057	$6,354	$4,773	$21,972	$(6,394)	$45,762

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

As of September 28, 2007 and December 29, 2006, the aggregate Global Liquidity Sources were $215 billion and $178 billion, respectively, consisting of the following:

(dollars in billions)
	Sept. 28,	Dec. 29,
	2007	2006

Excess liquidity pool	$73	$63
Unencumbered assets at bank subsidiaries	54	57
Unencumbered assets at non-bank subsidiaries	88	58

Global Liquidity Sources	$215	$178

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. In the first quarter of 2007, we changed our investment strategy and eliminated our exposure to long-term fixed rate assets. At September 28, 2007 and December 29, 2006, the total carrying value of the excess liquidity pool, net of related hedges, was $73 billion and $63 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At September 28, 2007, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At September 28, 2007, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities, significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At September 28, 2007 and December 29, 2006, unencumbered liquid assets of $54 billion and $57 billion, respectively, in the form of unencumbered high investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At September 28, 2007 and December 29, 2006, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $88 billion and $58 billion, respectively, of unencumbered securities, including $15 billion of customer margin securities at September 28, 2007 and $12 billion at December 29, 2006. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Off Balance Sheet Financing

We fund selected assets via derivative contracts with third party structures that are not consolidated on our balance sheet and that provide financing through both term funding arrangements and asset-backed commercial paper. Certain CDO and collateralized loan obligation (“CLO”) positions are funded in these vehicles, predominantly pursuant to long term funding arrangements. In our liquidity models, we assume that under various severe stress scenarios, funding would be required from ML & Co. and its subsidiaries for certain of these assets. In our models, we estimate that the amount of potential future funding required over time could be up to $20 billion. Although the exact timing of any cash outflows is uncertain, we are confident that we can meet potential funding obligations without materially impacting the firm’s liquidity position based upon the significant excess liquidity at the holding company and in our banking and non-banking subsidiaries as well as our ability to generate cash in the public markets. Additionally, any purchase of these assets would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of September 28, 2007 and which expires in April 2010. This facility permits borrowings by ML &Co. and replaced a previous 364-day $4.5 billion facility that was in place December 29, 2006. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At September 28, 2007 and December 29, 2006, we had $1.0 billion and no borrowings outstanding, respectively, under this facility.

We also maintain two committed, secured credit facilities which totaled $7.0 billion at September 28, 2007 and $7.5 billion at December 29, 2006. One of these facilities is multi-currency and includes a tranche of up to approximately $1.2 billion that is available on an unsecured basis, at our option. These facilities expire in May 2008 and December 2007. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At September 28, 2007 and December 29, 2006, we had no borrowings outstanding under either facility.

In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at September 28, 2007 and December 29, 2006. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At September 28, 2007 and December 29, 2006, we had no borrowings outstanding under these facilities.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At September 28, 2007, our long-term capital sources of $293.9 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

In our scenario analysis, we assume loss of access to unsecured funding markets during periods of financial stress. Various levels of severity are assessed through sensitivity analysis around key liquidity risk drivers and assumptions. Key assumptions that are stressed include diminished access to the secured financing markets, run-off in deposits, draws on liquidity facilities, cash outflows due to the loss of funding from asset-backed commercial paper conduits, derivative collateral outflows and changes in our credit ratings. We assess the liquidity sources that can be accessed during the crisis and the residual positions.

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

Trading Exposures

The following table summarizes our trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Trading assets:
Cash instruments	$33,587	$26,855
Derivatives	10,110	9,661
Trading liabilities — cash instruments	(4,157)	(4,034)
Collateral on derivative assets	(2,978)	(3,012)

Net trading asset exposure	$36,562	$29,470

Included in the preceding table are debt and equity securities and traded bank loans of companies in various stages of bankruptcy proceedings or in default. At September 28, 2007, the carrying value of such debt and equity securities totaled $583 million, of which 31% resulted from our market-making activities in such securities. This compared with $618 million at December 29, 2006, of which 49% related to market-making activities in such securities. Also included are distressed bank loans totaling $142 million and $219 million at September 28, 2007 and December 29, 2006, respectively.

Non-Trading Exposures

The following table summarizes our non-trading exposures to non-investment grade or highly leveraged corporate issuers or counterparties. This table excludes lending-related exposures which are included in the Credit Risk section of Risk Management:

(dollars in millions)

	Sept. 28,	Dec. 29,
	2007	2006

Investment securities	$1,107	$1,050
Partnership interests(1)	7,614	4,973
Other equity investments(1)(2)	5,112	4,795

(1)	Includes a total of $738 million and $777 million in investments held by employee partnerships at September 28, 2007 and December 29, 2006, respectively, for which a portion of the market risk of the investments rests with the participating employees.
(2)	Includes investments in 170 and 165 enterprises at September 28, 2007 and December 29, 2006, respectively.

In addition, we had commitments to non-investment grade or highly leveraged corporate issuers or counterparties of $5.5 billion at September 28, 2007 and $2.4 billion at December 29, 2006, which primarily relate to commitments to purchase loans to be held in inventory and commitments to invest in partnerships.

RECENT ACCOUNTING DEVELOPMENTS

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and

Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. Under SOP 07-1, an investment company is generally defined as a separate legal entity whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies. The provisions of SOP 07-1 as currently drafted are effective for fiscal years beginning on or after December 15, 2007, with earlier application permitted. Entities that previously applied the provisions of the Guide, but that do not meet the provisions of SOP 07-1 to be an investment company within the scope of the Guide, must report the effects of adopting SOP 07-1 prospectively by accounting for their investments in conformity with applicable generally accepted accounting principles, other than investment company accounting, as of the date of adoption. Entities that are investment companies within the scope of the Guide, but that previously had not followed the provisions of the Guide, should report the cumulative effect of adopting SOP 07-1 as an adjustment to beginning retained earnings as of the beginning of the year in which SOP 07-1 is adopted. Merrill Lynch is currently evaluating the provisions of SOP 07-1 and is assessing its potential impact on the Condensed Consolidated Financial Statements. On October 17, 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 to allow the Board to address certain implementation issues that have arisen and possibly revise SOP 07-1

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption, management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative- effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

Statistical Data

	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.
	2006	2006	2007	2007	2007

Client Assets (dollars in billions)
U.S.	$1,412	$1,483	$1,503	$1,550	$1,601
Non-U.S.	130	136	145	153	161

Total Client Assets	1,542	1,619	1,648	1,703	1,762
Assets in Annuitized-Revenue Products	$576	$611	$627	$662	$691

Net New Money (dollars in billions)
All Client Accounts(1)	$14	$22	$16	$9	$26
Annuitized Revenue Products(1)(2)	$7	$18	$16	$12	$10

Full-Time Employees:(3)(4)
U.S.	43,200	43,700	47,200	47,700	49,200
Non-U.S.	12,100	12,500	13,100	14,200	15,000

Total	55,300	56,200	60,300	61,900	64,200

Private Client Financial Advisors:(5)	15,700	15,880	15,930	16,200	16,610

Balance Sheet (dollars in millions, except per share amounts)
Total assets	$804,724	$841,299	$981,814	$1,076,324	$1,097,188
Total stockholders’ equity	$38,651	$39,038	$41,707	$42,191	$38,626
Book value per common share	$40.22	$41.35	$42.25	$43.55	$39.60
Share Information (in thousands)
Weighted-average shares outstanding:
Basic	855,844	847,425	841,299	833,804	821,565
Diluted	945,274	952,166	930,227	923,330	821,565
Common shares outstanding at period end	883,268	867,972	876,880	862,559	855,375

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	GWM net new money excludes flows associated with the Institutional Advisory Division which serves certain small-and middle-market companies, as well as net inflows at BlackRock from distribution channels other than Merrill Lynch.
(2)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products.
(3)	Excludes 200 full-time employees on salary continuation severance at the end of 3Q06, 100 at the end of 4Q06, 200 at the end of 1Q07, 300 at the end of 2Q07, and 400 at the end of 3Q07.
(4)	Excludes 2,400 MLIM employees that transferred to BlackRock at the end of 3Q06.
(5)	Includes 150 Financial Advisors associated with the Mitsubishi UFJ joint venture at the end 3Q06 and 4Q06, 160 at the end of 1Q07 and 170 at the end of 2Q07 and 3Q07.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” above in this Report is incorporated herein by reference.

Item 4.	Controls and Procedures

ML & Co.’s Disclosure Committee assists with the monitoring and evaluation of our disclosure controls and procedures. ML & Co.’s Co-Presidents and Co-Chief Operating Officers (who have assumed the duties and responsibilities of the Chief Executive Officer until a Chief Executive Officer is elected by the Board), Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, ML & Co.’s Co-Presidents and Co-Chief Operating Officers and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures are effective.

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2007 and June 29, 2007:

Enron Litigation

Newby v. Enron Corp., et al.: On October 9, 2007, the Supreme Court heard oral argument in Stoneridge Investment v. Scientific Atlanta, a case involving an issue similar to that decided by the Fifth Circuit Court of Appeals in its March 19, 2007, decision in Newby. The Supreme Court is expected to issue its decision in Stoneridge by the end of June 2008.

IPO Allocation Litigation

In re Initial Public Offering Securities Litigation: On August 14, 2007, plaintiffs filed amended class action complaints that seek to address the issues raised by the Second Circuit Court of Appeals December 5, 2006, decision denying class certification. Plaintiffs are seeking class certification in connection with the amended complaints, and defendants are opposing those efforts.

IPO Underwriting Fee Litigation

In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: On September 11, 2007, the Second Circuit Court of Appeals reversed the district court’s denial of class certification and remanded the case back to the district court for further proceedings.

Allegheny Energy Litigation

Merrill Lynch v. Allegheny Energy, Inc.: On August 31, 2007, the Second Circuit Court of Appeals reversed the district court’s decision in Merrill Lynch’s favor and remanded the case back to the district court for further proceedings.

Merrill Lynch & Co. Shareholder Litigation

Life Enrichment Foundation v. Merrill Lynch & Co., et al.: On or about October 30, 2007, a purported class action was filed against Merrill Lynch & Co., Inc. and certain individual officers of the company on behalf of persons who purchased Merrill Lynch shares between February 26, 2007 and October 23, 2007. The complaint alleges that the failure to disclose additional information about its collateralized debt obligations by the beginning of the class period violated the federal securities laws. Merrill Lynch intends to vigorously defend itself in this purported action.

Shareholder Derivative Action

Patricia Arthur v. O’Neal, et al.: On November 1, 2007, a derivative action was brought in the United States District Court for the Southern District of New York against certain present or former officers and directors of ML & Co. The action alleges breach of fiduciary duty, corporate waste, and abuse of control in connection with Merrill Lynch’s losses related to collateralized debt obligations. It also challenges the payment of alleged severance to Merrill Lynch’s former chief executive officer. Merrill Lynch intends to move to dismiss the action.

Securities and Exchange Commission Inquiry

On October 24, 2007, the SEC staff initiated an inquiry into matters related to Merrill Lynch’s subprime mortgage portfolio. Merrill Lynch is cooperating fully with the SEC in this matter.

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

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended September 28, 2007.

(dollars in millions, except per share amounts)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Jun. 30, 2007 – Aug. 3, 2007)
Capital Management Program	3,018,000	$74.09	3,018,000	$5,219
Employee Transactions(2)	1,312,255	$78.24	N/A	N/A
Month #2 (Aug 4, 2007 – Aug. 31, 2007)
Capital Management Program	13,934,100	$73.88	13,934,100	$4,190
Employee Transactions(2)	1,337,453	$72.83	N/A	N/A
Month #3 (Sep. 1, 2007 – Sep. 28, 2007)
Capital Management Program	2,960,800	$73.83	2,960,800	$3,971
Employee Transactions(2)	296,296	$73.38	N/A	N/A

Third Quarter 2007 (Jun. 30, 2007 – Sep. 28, 2007)
Capital Management Program	19,912,900	$73.91	19,912,900	$3,971
Employee Transactions(2)	2,946,004	$75.30	N/A	N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices Merrill Lynch deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 13 and 14 of the 2006 Annual Report for additional information on these plans.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2007, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2007.

Item 5.	Other Information

The 2008 Annual Meeting of Shareholders will be held at 10:00 a.m. on Thursday, April 24, 2008 at the Merrill Lynch Hopewell Campus, 1550 Merrill Lynch Drive, Hopewell, New Jersey. Any shareholder of record entitled to vote generally for the election of directors may nominate one or more persons for election at the Annual Meeting only if proper written notice, as set forth in ML & Co.’s Certificate of Incorporation, has been given to the Corporate Secretary of ML & Co., 222 Broadway, 17th Floor, New York, New York 10038, no earlier than February 9, 2008 and no later than March 5, 2008. In addition, any shareholder intending to bring any other business before the meeting must provide proper written notice, as set forth in ML & Co.’s By-Laws, to the Secretary of ML & Co. on or before March 5, 2008. In order to be included in ML & Co.’s proxy statement, shareholder proposals must be received by ML & Co. no later than November 16, 2007.

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
     Christopher Hayward
     Vice President and Finance Director
     Principal Accounting Officer

Date: November 7, 2007

INDEX TO EXHIBITS

Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, effective as of May 3, 2001 (Exhibit 3.1 is incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.2 & 4.1	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 1 (Exhibits 3.2 and 4.1 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.3 & 4.2	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 2 (Exhibits 3.3 and 4.2 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.4 & 4.3	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the 6.375% Non-Cumulative Preferred Stock, Series 3 (Exhibits 3.4 and 4.3 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.5 & 4.4	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Floating Rate Non-Cumulative Preferred Stock, Series 4 (Exhibits 3.5 and 4.4 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3	.6 & 4.5	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Series 5 Preferred Stock (Exhibits 3.6 and 4.5 are incorporated by reference to Registrant’s Current Report on Form 8-K dated March 20, 2007).
3	.7 & 4.6	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Series 6 Preferred Stock (Exhibits 3.7 and 4.6 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3	.8 & 4.7	Certificate of Designations of the Registrant establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Series 7 Preferred Stock (Exhibits 3.8 and 4.7 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3.9		ML & Co.’s Restated By-Laws, effective as of October 30, 2007 (filed as Exhibit 3.1 to ML&Co.’s Report on Form 8-K dated October 30, 2007).
4		Instruments defining the rights of security holders, including indentures: ML & Co. hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of the instruments that have not been filed which define the rights of holders of long-term debt securities of ML & Co. that authorize an amount of securities constituting 10% or less of the total assets of ML & Co. and its subsidiaries on a consolidated basis. Such instruments have not been filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
4.1		Third Supplemental Indenture dated as of August 22, 2007, between ML & Co. and the Bank of New York, as Trustee (filed as Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated August 22, 2007).
10.1		Form of Agreement Dated October 30, 2007 with E. Stanley O’Neal (filed as Exhibit 10.1 to ML & Co.’s Report on Form 8-K dated October 30, 2007).
12		Statement re: computation of ratios.
15		Letter of awareness from Deloitte & Touche LLP, dated November 7, 2007, concerning unaudited interim financial information.
31.1		Rule 13a-14(a) Certification.
31.2		Rule 13a-14(a) Certification.

Exhibit

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Measures.