Form 10-K
period 2007-12-28
MERRILL LYNCH & CO INC
filed 2008-02-25
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2007 Commission file number: 1-7182
Merrill Lynch & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-2740599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center, New York, New York	10080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.33 1/3 per share	New York Stock Exchange Chicago Stock Exchange

Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 1; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 2; Depositary Shares representing 1/1200th share of 6.375% Non-Cumulative Preferred Stock, Series 3; Depositary Shares representing 1/1200th share of Floating Rate Non-Cumulative Preferred Stock, Series 4; Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantees with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust II (and the guarantees with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust III (and the guarantees with respect thereto); Depositary Shares, Each Representing a 1/1200th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series 5; Depositary Shares, each representing a 1/40th interest in a share of 6.70% Noncumulative Perpetual Preferred Stock, Series 6; Depositary Shares, each representing a 1/40th interest in a share of 6.25% Noncumulative Perpetual Preferred Stock, Series 7;	New York Stock Exchange

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “‘smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the close of business on June 29, 2007, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $71.7 billion.

As of the close of business on February 15, 2008, there were 969,007,029 shares of Common Stock and 2,542,982 Exchangeable Shares outstanding. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to Common Stock.

Documents Incorporated By Reference:  Portions of the Merrill Lynch Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders to be held April 24, 2008 are incorporated by reference in this Form 10-K in response to Part III.

Pages 1 through 16, on which appeared a portion of Merrill Lynch & Co., Inc.’s 2007 Annual Report to Shareholders, are not filed with, incorporated by reference in or otherwise to be deemed a part of this Annual Report on Form 10-K.

Securities registered pursuant to Section 12(b) of the Act and listed on the American Stock Exchange are as follows:

11% Callable STock Return Income DEbt SecuritiesSM due February 8, 2010 (payable on the maturity date with The Home Depot, Inc. common stock); Accelerated Return NotesSM Linked to the S&P 500® Index due April 6, 2009; Accelerated Return Notes Linked to the MSCI EAFE® Index due February 6, 2009; Strategic Return Notes® Linked to the Merrill Lynch Factor ModelSM due December 6, 2012; Accelerated Return Notes Linked to the Dow Jones Industrial AverageSM due February 5, 2009; Accelerated Return Bear Market Notes Linked to the Russell 2000® Index due February 5, 2009; 9% Callable STock Return Income DEbt Securities due December 4, 2009 (payable on the maturity date with Exxon Mobile Corporation common stock); STrategic Accelerated Redemption SecuritiesSM Linked to the S&P 500 Index due November 30, 2009; Accelerated Return Notes Linked to the S&P MidCap 400 Index due January 21, 2009; Accelerated Return Notes Linked to the S&P 100® Index due January 21, 2009; Accelerated Return Bear Market Notes Linked to the Russell 3000® Index due January 21, 2009; Accelerated Return Notes Linked to the PHLX Semiconductor SectorSM Index due January 21, 2009; STrategic Accelerated Redemption Securities Linked to the Dow Jones EURO STOXX 50® Index due November 9, 2009; Strategic Return Notes Linked to the Merrill Lynch Factor Model due November 7, 2012; Accelerated Return Notes Linked to the PHLX Gold and Silver SectorSM Index due January 16, 2009; Accelerated Return Notes Linked to the S&P 500 Index due December 4, 2008; Accelerated Return Notes Linked to the Russell 1000® Growth Index due December 4, 2008; Accelerated Return Notes Linked to the MSCI EAFE Index due December 4, 2008; Accelerated Return Notes Linked to the PHLX Gold & Silver Sector Index due December 3, 2008; 9% Callable STock Return Income DEbt SecuritiesSM due September 24, 2009 (payable on the stated maturity date with Caterpillar Inc. common stock); Accelerated Return Notes Linked to the Dow Jones STOXX® Index due November 6, 2008; Accelerated Return Notes Linked to the S&P 500 Index due November 26, 2008; Accelerated Return Notes Linked to the Russell 2000 Index due November 7, 2008; Accelerated Return Bear Market Notes Linked to the Russell 3000 Index due November 7, 2008; 12% Callable STock Return Income DEbt Securities due September 4, 2009 (payable on the maturity date with Apple Inc. common stock); Currency Basket Notes Linked to the Global Currency Basket due February 9, 2009; Accelerated Return Notes Linked to the Nikkei® 225 Index due October 9, 2008; Accelerated Return Notes Linked to the S&P MidCap 400 Index due August 15, 2008; Accelerated Return Bear Market Notes Linked to the Utilities Select Sector Index due October 7, 2008; Accelerated Return Bear Market Notes Linked to the Russell 2000 Index due October 7, 2008; Accelerated Return Notes Linked to the Dow Jones EURO STOXX 50 Index due September 5, 2008; Strategic Return Notes Linked to the Select Ten Index due July 5, 2012; Accelerated Return Notes Linked to the MSCI EAFE Index due September 5, 2008; Accelerated Return Bear Market Notes Linked to the Dow Jones Industrial Average due September 5, 2008; Accelerated Return Bear Market Notes Linked to the PHLX Housing SectorSM Index due September 5, 2008; Accelerated Return Notes Linked to the Nikkei 225 Index due August 6, 2008; Accelerated Return Notes Linked to the Dow Jones EURO STOXX 50 Index due August 7, 2008; Accelerated Return Bear Market Notes Linked to the PHLX Housing Sector Index due August 8, 2008; Accelerated Return Notes Linked to the Russell 2000 Index due August 6, 2008; Strategic Return Notes Linked to the Select Ten Index due May 10, 2012; Accelerated Return Notes Linked to the Dow Jones EURO STOXX 50 Index due July 10, 2008; Accelerated Return Notes Linked to the MSCI EAFE Index due July 9, 2008; Accelerated Return Bear Market Notes Linked to the S&P 500 Index due July 10, 2008; Accelerated Return Notes Linked to the S&P MidCap 400 Index due April 4, 2008; Accelerated Return Notes Linked to the S&P 500 Index due April 18, 2008; Accelerated Return Bear Market Notes Linked to the PHLX Housing Sector Index due April 18, 2008; Accelerated Return Notes Linked to the Nikkei 225 Index due May 8, 2008; Strategic Return Notes Linked to the Select Ten Index due March 8, 2012; Accelerated Return Notes Linked to the Russell 2000 Index due May 5, 2008; 9% Callable STock Return Income DEbt Securities due March 5, 2009 (payable on the maturity date with Best Buy Co., Inc. common stock); Accelerated Return Notes Linked to the S&P 500 Index due April 7, 2008; Strategic Return Notes Linked to the Industrial 15 Index due February 2, 2012; Accelerated Return Notes Linked to the Energy Select Sector Index due February 29, 2008; Dow Jones EURO STOXX 50 Index Market Indexed Target-Term Securities® due June 28, 2010; Accelerated Return Notes Linked to the Dow Jones Industrial AverageSM due March 6, 2008; Strategic Return Notes Linked to the Select Ten Index due November 8, 2011; Nikkei 225 Market Indexed Target-Term Securities due April 5, 2010; Strategic Return Notes Linked to the Baby Boomer Consumption Index due September 6, 2011; Strategic Return Notes Linked to the Value 30 Index due August 8, 2011; Strategic Return Notes Linked to the Value 30 Index due July 6, 2011; 50/150 Nikkei 225 Index Notes due October 7, 2009; Strategic Return Notes Linked to the Industrial 15 Index due August 3, 2009; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due January 3, 2011; Nikkei 225 Market Indexed Target Term Securities due June 5, 2009; 8% Monthly Income Strategic Return Notes Linked to the CBOE DJIA BuyWrite Index due November 9, 2010; Convertible Securities Exchangeable into Pharmaceutical HOLDRs® due September 7, 2010; Strategic Return Notes Linked to the Industrial 15 Index due August 9, 2010; 8% Monthly Income Strategic Return Notes Linked to the CBOE S&P 500 BuyWrite Index due June 7, 2010; MITTS Securities based upon the Russell 2000 Index due March 30, 2009; Nikkei 225 Securities due March 30, 2009; S&P 500 MITTS Securities due June 29, 2009; MITTS Securities based upon the Dow Jones Industrial Average due August 7, 2009; S&P 500 MITTS Securities due September 4, 2009; 1% Convertible Securities Exchangeable into McDonald’s Corporation common stock due May 28, 2009; Callable MITTS Securities due May 4, 2009 Linked to the S&P 500 Index; Callable MITTS Securities due May 4, 2009 Linked to the Amex Biotechnology Index; Callable MITTS Securities due June 1, 2009 Linked to the Amex Defense Index; Convertible Securities Exchangeable into Exxon Mobil Corporation Common Stock due October 3, 2008; Strategic Return Notes Linked to the Select Utility Index due February 25, 2009; and Strategic Return Notes Linked to the Select Utility Index due September 28, 2009.

Securities registered pursuant to Section 12(b) of the Act and listed on The NASDAQ Stock Market are as follows:

Strategic Return Notes Linked to the Industrial 15 Index due April 25, 2011; S&P 500 Market Indexed Target-Term Securities, due June 7, 2010; Leveraged Index Return Notes Linked to the Nikkei 225 Index due March 2, 2009; S&P 500 MITTS Securities due August 31, 2011; Strategic Return Notes Linked to the Select Ten Index due June 4, 2009; 97% Protected Notes Linked to Global Equity Basket due February 14, 2012; Strategic Return Notes Linked to the Industrial 15 Index due March 30, 2009; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; 97% Protected Notes Linked to the performance of the Dow Jones Industrial Average due March 28, 2011; Strategic Return Notes Linked to the Select Ten Index due March 2, 2009; Dow Jones Industrial Average MITTS Securities due December 27, 2010; Nikkei 225 MITTS Securities due March 8, 2011; Strategic Return Notes Linked to the Industrial 15 Index due October 31, 2008; Strategic Return Notes Linked to the Select Ten Index due September 30, 2008; Nikkei 225 MITTS Securities due September 30, 2010; S&P 500 MITTS Securities due September 3, 2008; Market Recovery Notes Linked to the Nasdaq-100 Index; S&P 500 MITTS Securities due August 5, 2010; Strategic Return Notes Linked to the Industrial 15 Index due August 5, 2008; Strategic Return Notes Linked to the Select Ten Index due June 27, 2008; S&P 500 MITTS Securities due June 3, 2010; Strategic Return Notes Linked to the Select Ten Index due February 28, 2008; MITTS Securities based upon the Dow Jones Industrial Average due January 16, 2009; MITTS Securities based upon the Dow Jones Industrial Average due September 29, 2008; S&P 500 MITTS Securities due August 29, 2008;

S&P 100 and S&P 500 are registered trademarks of McGraw-Hill, Inc.; EAFE is a registered service mark of Morgan Stanley Capital International Inc.; DOW JONES INDUSTRIAL AVERAGE is a service mark of Dow Jones & Company, Inc.; RUSSELL 1000, RUSSELL 2000 AND RUSSELL 3000 are registered service marks of FRANK RUSSELL COMPANY; PHLX Gold and Silver Sector, PHLX Housing Sector and PHLX Semiconductor Sector are registered service marks of the Philadelphia Stock Exchange, Inc.; STOXX and EURO STOXX 50 are registered service marks of Stoxx Limited; NIKKEI is a registered trademark of KABUSHIKI KAISHA NIHON KEIZAI SHIMBUN SHA. All other trademarks and service marks are the property of Merrill Lynch & Co., Inc.

Merrill Lynch 2007 Annual Report	page 18

Selected Financial Data

	YEAR ENDED LAST FRIDAY IN DECEMBER
	2007	2006	2005	2004	2003
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	(52 WEEKS )	(52 WEEKS )	(52 WEEKS )	(53 WEEKS )	(52 WEEKS )
Results of Operations
Total Revenues	$62,675	$69,352	$46,848	$31,916	$27,392
Less Interest Expense	51,425	35,571	21,571	10,416	7,844

Revenues, Net of Interest Expense	11,250	33,781	25,277	21,500	19,548
Non-Interest Expenses	24,081	23,971	18,516	15,992	14,474

Pre-Tax (Loss)/Earnings from Continuing Operations	(12,831)	9,810	6,761	5,508	5,074
Income Tax (Benefit)/Expense	(4,194)	2,713	1,946	1,244	1,341

Net (Loss)/Earnings from Continuing Operations	$(8,637)	$7,097	$4,815	$4,264	$3,733

Pre-Tax Earnings from Discontinued Operations	$1,397	$616	$470	$327	$146
Income Tax Expense	$537	$214	$169	$155	$43

Net Earnings from Discontinued Operations	$860	$402	$301	$172	$103

Net (Loss)/Earnings Applicable to Common Stockholders(1)	$(8,047)	$7,311	$5,046	$4,395	$3,797

Financial Position
Total Assets	$1,020,050	$841,299	$681,015	$628,098	$480,233
Short-Term Borrowings(2)	316,545	284,226	221,389	180,058	111,727
Deposits	103,987	84,124	80,016	79,746	79,457
Long-Term Borrowings	260,973	181,400	132,409	119,513	85,178
Junior Subordinated Notes (related to trust preferred securities)	5,154	3,813	3,092	3,092	3,203
Total Stockholders’ Equity	$31,932	$39,038	$35,600	$31,370	$28,884

Common Share Data
(in thousands, except per share amounts)
(Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Common Share from Continuing Operations	$(10.73)	$7.96	$5.32	$4.62	$4.10
Basic Earnings Per Common Share from Discontinued Operations	1.04	0.46	0.34	0.19	0.12

Basic (Loss)/Earnings Per Common Share	$(9.69)	$8.42	$5.66	$4.81	$4.22

Diluted (Loss)/Earnings Per Common Share from Continuing Operations	$(10.73)	$7.17	$4.85	$4.21	$3.77
Diluted Earnings Per Common Share from Discontinued Operations	1.04	0.42	0.31	0.17	0.10

Diluted (Loss)/Earnings Per Common Share	$(9.69)	$7.59	$5.16	$4.38	$3.87

Weighted-Average Shares Outstanding:
Basic	830,415	868,095	890,744	912,935	900,711
Diluted	830,415	962,962	977,736	1,003,779	980,947
Shares Outstanding at Year-End	939,112	867,972	919,201	931,826	949,907
Book Value Per Share	$29.34	$41.35	$35.82	$32.99	$29.96
Dividends Paid Per Share	$1.40	$1.00	$0.76	$0.64	$0.64

Financial Ratios
Pre-Tax Profit Margin from Continuing Operations	N/M	29.0%	26.7%	25.6%	26.0%
Common Dividend Payout Ratio	N/M	11.9%	13.4%	13.3%	15.2%
Return on Average Assets	N/M	0.9%	0.7%	0.8%	0.8%
Return on Average Common Stockholders’ Equity from Continuing Operations	N/M	20.1%	15.0%	13.8%	14.4%

Other Statistics
Full-Time Employees:
U.S.	48,700	43,700	43,200	40,200	38,200
Non-U.S.	15,500	12,500	11,400	10,400	9,900

Total(3)	64,200	56,200	54,600	50,600	48,100

Financial Advisors	16,740	15,880	15,160	14,140	13,530
Client Assets (dollars in billions)	$1,751	$1,619	$1,458	$1,359	$1,267

Note: Certain prior period amounts have been reclassified to conform to current period presentation.
N/M = Not Meaningful

(1)	Net (loss)/earnings less preferred stock dividends.
(2)	Consists of payables under repurchase agreements and securities loaned transactions and short-term borrowings.
(3)	Excludes 700, 100, 200, 100 and 200 full-time employees on salary continuation severance at year-end 2007, 2006, 2005, 2004 and 2003 respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements and Non-GAAP Financial Measures
We have included certain statements in this report which may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet exposures, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, risk management policies and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors that Could Affect Our Business”. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons. For a reconciliation of non-GAAP measures presented throughout this report see Exhibit 99.1 filed with our 2007 Form 10-K.

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

Our internet address is www.ml.com, and the investor relations section of our website can be accessed directly at www.ir.ml.com. We make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We have also posted on our website corporate governance materials including our Guidelines for Business Conduct, Code of Ethics for Financial Professionals, Director Independence Standards, Corporate Governance Guidelines, Related Party Transactions Policy and charters for the committees of our Board of Directors. In addition, our website (through a link to the SEC’s website) includes information on purchases and sales of our equity securities by our executive officers and directors, as well as disclosures relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Introduction
Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 40 countries and territories and total client assets of almost $2 trillion at December 28, 2007. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.4 trillion in assets under management at December 28, 2007.

Since the fourth quarter of 2006, our business segment reporting reflects the management reporting lines established after the merger of our Merrill Lynch Investment Managers (“MLIM”) business with BlackRock on September 29, 2006 (the “BlackRock merger”).

Merrill Lynch 2007 Annual Report	page 20

Prior to the fourth quarter of 2006, we reported our business activities in three business segments: Global Markets and Investment Banking (“GMI”), Global Private Client (“GPC”), and MLIM. Effective with the BlackRock merger, MLIM ceased to exist as a separate business segment. As a result, a new business segment, Global Wealth Management (“GWM”), was created, consisting of GPC and Global Investment Management (“GIM”). GWM and GMI are now our business segments. We have restated prior period segment information to conform to the current period presentation and, as a result, are presenting GWM as if it had existed for these prior periods. See Note 2 to the Consolidated Financial Statements for further information on segments, and see Note 18 to the Consolidated Financial Statements for additional information on the BlackRock merger.

The following is a description of our current business segments:

	GMI	GWM
Clients	Corporations, financial institutions, institutional investors, and governments	Individuals, small- to mid-size businesses, and employee benefit plans

Products and businesses	Global Markets	Global Private Client

• Facilitates client transactions and makes markets in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands
• Provides clients with financing, securities clearing, settlement, and custody services
• Engages in principal and private equity investing and certain proprietary trading activities

Investment Banking
• Provides a wide range of securities origination services for issuer clients, including underwriting and placement of public and private equity, debt and related securities, as well as lending and other financing activities for clients globally
• Advises clients on strategic issues, valuation,
mergers, acquisitions and restructurings

• Most of our services are delivered by our Financial Advisors (“FAs”)
• Commission and fee-based investment accounts
• Banking, cash management, and credit services, including consumer and small business lending and Visa® cards
• Trust and generational planning
• Retirement services
• Insurance products

Global Investment Management
• Creates and manages hedge funds and other alternative investment products for GPC clients
• Includes net earnings from our ownership positions in other investment management companies, including our investment in BlackRock

Strategic priorities
• Disciplined expansion globally
• Optimize amount of capital allocated to businesses
• Continue to invest in technology to enhance productivity and efficiency
• Strengthen linkages with our GWM business
• Enhance risk management capabilities

• Continued growth in client assets
• Hiring of additional FAs
• Focus on client segmentation and increased annuitization of revenues through fee-based products
• Diversify revenues through adding products and services
• Continue to invest in technology to enhance productivity and efficiency
• Disciplined expansion globally

We also provide a variety of research services on a global basis through Global Research. These services are at the core of the value proposition we offer to institutional and individual investor clients and are an integral component of the product offerings to GMI and GWM. This group distributes research focusing on four main disciplines globally: fundamental equity research, fixed income and equity-linked research, economics and foreign exchange research and investment strategy research. We consistently rank among the leading research providers in the industry, and our analysts and other professionals cover approximately 3,600 companies.

We are a Consolidated Supervised Entity (“CSE”) and subject to group-wide supervision by the SEC. As a CSE, we compute allowable capital and allowances and permit the SEC to examine the books and records of the holding company and of any subsidiary that does not have a principal regulator. We have also adopted SEC reporting, record-keeping, and notification requirements. We were in compliance with applicable CSE standards as of December 28, 2007. In respect of the European Union (“EU”) Financial Conglomerates (or “Financial Groups”) Directive, the U.K. Financial Services Authority (“FSA”) has determined that the SEC undertakes equivalent consolidated supervision for Merrill Lynch.

Executive Overview

Company Results
We reported a net loss from continuing operations for 2007 of $8.6 billion, or $10.73 loss per diluted share, compared to net earnings from continuing operations of $7.1 billion, or $7.17 per diluted share for 2006. Net revenues for 2007 were $11.3 billion, down 67% from $33.8 billion in 2006, while the 2007 pre-tax loss from continuing operations was $12.8 billion compared to pre-tax earnings from continuing operations of $9.8 billion for 2006.

Our substantially reduced performance during the year was primarily driven by significant declines in Fixed Income, Currencies & Commodities (“FICC”) net revenues for the second half of the year, which more than offset record full year net revenues in Equity Markets, Investment Banking and GPC, and record first half net revenues from FICC. During the second half of 2007, FICC net revenues were materially impacted by a weaker business environment which resulted in full year net write-downs that included approximately $23.2 billion related to U.S. collateralized debt obligations (“CDOs”) comprised of asset-backed securities (“ABS CDOs”), U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.

Global Markets and Investment Banking (GMI)
GMI recorded negative net revenues of $2.7 billion and a pre-tax loss of $16.3 billion for 2007, primarily due to net losses in FICC, partially offset by record net revenues from Equity Markets and Investment Banking. GMI’s net revenues also included gains of approximately $1.9 billion (approximately $1.2 billion in FICC and $700 million in Equity Markets) due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Net revenues from GMI’s three major business lines were as follows:

FICC net revenues were negative $15.9 billion for 2007, impacted primarily by net write-downs of $16.7 billion related to U.S. ABS CDOs, write-downs of $3.2 billion related to U.S. sub-prime residential mortgage exposures, credit valuation adjustments of $2.6 billion related to our hedges with financial guarantors on U.S. ABS CDOs and write-downs of approximately $700 million related to sub-prime related securities in our U.S. banks investment securities portfolio. To a lesser extent, FICC was impacted by write-downs related to other residential mortgage and commercial real estate exposures and liabilities recorded for probable losses of non-investment grade lending commitments. In addition, the business environment for FICC became more challenging towards the end of 2007, and resulted in substantially reduced client flows and decreased trading opportunities.

Equity Markets net revenues for 2007 were a record $8.3 billion, up 23% from 2006, driven by strong trading volumes in our cash equities platform where we achieved a market leading position in U.S. and London Stock Exchange listed stocks. Full year results were also driven by strength in equity-linked trading and the financing and services businesses. These increases in net revenues for the year more than offset a year-over-year decline in net revenues from our private equity business.

Investment Banking net revenues for 2007 were a record $4.9 billion, up 22% from the prior year. This reflects substantial growth in net revenues for both our equity origination and strategic advisory businesses, which increased 34% and 58% respectively, and the momentum in our global origination franchise, as evidenced by our role as sole advisor to the consortium including Royal Bank of Scotland, Fortis and Banco Santander on their landmark acquisition of ABN AMRO. These increases in net revenues for equity origination and strategic advisory services were partially offset by a decline of 9% in debt origination revenues which were impacted by the difficult credit markets.

Global Wealth Management (GWM)
GWM continued to generate robust net revenues and pre-tax earnings in 2007, reflecting continued strong growth in GPC, which set numerous records, and GIM, which includes earnings from our investment in BlackRock. For 2007, GWM’s net revenues increased 18% to $14.0 billion, driven by both GPC and GIM. Pre-tax earnings increased 59% from the prior year to $3.6 billion, and GWM’s 2007 pre-tax profit margin was 25.9%, up 6.6 percentage points from 19.3% in the prior-year. Net revenues from GWM’s major business lines were as follows:

GPC net revenues for 2007 were a record $12.9 billion, up 14% year-over-year, with revenue growth across all major product lines. Fee-based revenues rose significantly reflecting higher market values and strong flows into fee-based products, and transaction and origination revenues grew strongly driven by higher client transaction volumes, particularly outside the United States, and growth in origination activity across all products. Net interest profit rose as well, reflecting increased revenues from U.S. bank deposits and the results of First Republic Bank (“First Republic”), which we acquired on September 21, 2007.

GIM net revenues for 2007 were $1.1 billion, up 107% from 2006, driven by the inclusion of a full year’s revenue from the investment in BlackRock, as well as strong growth in GIM’s alternative investments business and strategic holdings in investment management companies.

Merrill Lynch 2007 Annual Report	page 22

GWM Key Metrics
2007 was a particularly strong year for GWM in terms of financial performance, growth in client assets including net new money, and the recruitment, training and retention of FAs. Key statistics related to client assets, net new money and FAs are as follows:

	FOR THE YEAR	FOR THE YEAR
	ENDED DEC. 28,	ENDED DEC. 29,
(DOLLARS IN BILLIONS)	2007	2006
Client Assets
U.S.	$1,586	$1,483
Non-U.S.	165	136

Total Client Assets	1,751	1,619
Assets in Annuitized-Revenue Products	655	611

Net New Money
All Client Accounts(1)	$80	$60
Annuitized-Revenue Products(1)(2)	38	48

Financial Advisors	16,740	15,880

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	Net new money excludes flows associated with the Institutional Advisory Division which serves certain small- and middle-market companies, as well as net inflows at BlackRock from distribution channels other than Merrill Lynch.
(2)	Includes both net new client assets into annuitized-revenue products, as well as existing client assets transferred into annuitized-revenue products.

Capital Transactions
As a result of the decrease in our equity capital due to the large write-downs we incurred in 2007, one of our key priorities towards the end of the year and continuing into the start of 2008 has been to focus on capital management which has led to the following stock issuances:

•	Issuance of 80 million shares of common stock for $3.8 billion during the fourth quarter of 2007 in connection with equity investments from Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”);

•	Issuance of 49.2 million shares of common stock for $2.4 billion during the first quarter of 2008 in connection with equity investments from Temasek and assignees; and

•	Issuance of $6.6 billion of mandatory convertible preferred stock (convertible into a maximum of 126 million shares of common stock) during the first quarter of 2008 to long-term investors including the Korea Investment Corporation, Kuwait Investment Authority and Mizuho Corporate Bank.

Strategic Transactions
During 2007 we executed the following strategic transactions:

Merrill Lynch Insurance Group
On August 13, 2007, we announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, we agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. We will continue to serve the insurance needs of our clients through our core distribution and advisory capabilities. The sale of MLIG was completed in the fourth quarter of 2007 and resulted in an after-tax gain of $316 million. The gain along with the results of MLIG have been reported within discontinued operations for all periods presented. We previously reported the results of MLIG in the GWM business segment. Refer to Note 17 to the Consolidated Financial Statements for additional information.

First Republic Bank
On September 21, 2007, we acquired all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. The results of operations of First Republic have been included in GWM since the transaction closed. Refer to Note 16 to the Consolidated Financial Statements for additional information.

Merrill Lynch Capital
On December 24, 2007, we announced that we had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale includes substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. We have included the results of Merrill Lynch Capital within discontinued operations for all periods presented. We previously reported results of Merrill Lynch Capital in the GMI business segment. Refer to Note 17 to the Consolidated Financial Statements for additional information.

As a result of the MLIG and Merrill Lynch Capital transactions we will be able to more effectively reallocate capital among our businesses.

Outlook
The challenging market conditions at the end of 2007 have continued into 2008, driven largely by significant weakness in the U.S. and European credit markets, which we expect to persist in the near term with continued asset repricing and valuation pressures across multiple asset classes. This continued weakness may negatively impact the valuation of our net exposures to U.S. super senior ABS CDOs, sub-prime related assets and other residential and commercial real estate related loans and securities, which would result in additional write-downs. Certain of these assets are held by our U.S. banks in their investment portfolio and are classified as available-for-sale securities. Current market conditions may also result in additional write-downs to the carrying amount of our investment portfolio. Additionally, negative economic conditions have begun to adversely impact other consumer lending asset classes.

Specifically, we ended 2007 with sizeable long and short exposures to U.S. ABS CDOs as well as exposure to various residential real estate assets including U.S. sub-prime, U.S. Alt A, U.S. prime and non-U.S. residential loans and securities. See the U.S. ABS CDO and Other Mortgage-Related Activities section on pages 34 to 38 for descriptions and additional information on these net exposures.

To economically hedge certain of our ABS CDO and U.S. sub-prime mortgage exposures, we entered into credit default swaps with various counterparties, including financial guarantors. At December 28, 2007, our short exposure from credit default swaps with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $13.8 billion, which represented credit default swaps with a notional amount of $19.9 billion that have been adjusted for mark-to-market gains of $6.1 billion. The fair value of these credit default swaps at December 28, 2007 was $3.5 billion, after taking into account a $2.6 billion credit valuation adjustment related to certain financial guarantors. We also have credit derivatives with financial guarantors across other referenced assets. The fair value of these credit derivatives at December 28, 2007 was $2.0 billion, after taking into account a $0.5 billion credit valuation adjustment.

Subsequent to year-end, market conditions deteriorated and have led to negative rating agency actions for certain financial guarantors. We continue to monitor industry and company specific developments. Further credit deterioration of the underlying assets hedged with the financial guarantors and/or the financial guarantors themselves could have an adverse impact on our future financial performance.

Conditions in both the Leveraged Finance and Commercial Real Estate markets, which began to deteriorate in the middle of 2007, have continued to experience significant spread widening and price declines since the beginning of 2008. While difficult to predict, future market conditions will likely remain challenged due to increased volatility, uncertain economic conditions, overhang of the supply of certain large transactions that have not yet been successfully syndicated, and reduced demand from some market participants. Merrill Lynch continues to aggressively focus on reducing its aggregate exposures, monitoring the underlying fundamentals of these positions and exercising prudent underwriting discipline with respect to any new financing commitments.

Overall, with these challenging credit conditions and declines in most global equity indices in 2008, volatility in the financial markets remains high, and capital markets uncertainty has increased. While these factors may negatively impact investment banking activity and GWM asset values in the near term, we expect certain FICC and Equity Markets businesses to benefit from increased client trading activity and proprietary trading opportunities. In addition, despite this near-term uncertainty, client interest in various strategic and financial transactions remains active globally, and investment banking pipelines continue to be at healthy levels.

For the long-term, we continue to be optimistic about the outlook for our businesses. We expect global GDP growth to remain strong, particularly in emerging markets such as Brazil, China, India and the Middle East, which we expect to offset potentially slowing growth in the U.S. and certain other mature economies. Given our regional and product diversification, we expect continued growth of the global capital markets and ongoing wealth creation around the world to provide a favorable environment for our businesses over the long-term.

Risk Factors that Could Affect Our Business
In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. A summary of some of the significant risks that could affect our financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures, most of which are described in the Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Market Risk
Our business may be adversely impacted by global market and economic conditions that may cause fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. We are exposed to potential changes in the value of financial instruments caused by fluctuations in interest rates, currency exchange rates, equity and commodity prices, credit spreads, and/or other risks. These fluctuations may result from changes in economic conditions, investor sentiment, monetary and fiscal policies, the liquidity of global markets, availability and cost of capital, the actions of credit rating agencies, international and regional political events, and acts of war or terrorism. We have large proprietary trading and investment positions, which include positions in fixed income, currency, commodities and equity securities, as well as in real estate, private equity and other investments. We have incurred losses and may incur additional losses as a result of increased market volatility or decreased market liquidity, as these fluctuations may adversely

Merrill Lynch 2007 Annual Report	page 24

impact the valuation of our trading and investment positions. Conversely, a decline in volatility may adversely affect results in our trading businesses, which depend on market volatility to create client and proprietary trading opportunities.

We may incur additional material losses in future periods due to write-downs in the value of financial instruments. We recorded significant net write-downs in the 2007 fiscal year, primarily related to U.S. ABS CDOs, sub-prime residential mortgages, and credit valuation adjustments related to hedging transactions with financial guarantors on U.S. ABS CDOs. The markets for U.S. ABS CDOs and other sub-prime residential mortgage exposures remain extremely illiquid in early 2008 and as a result, valuation of these exposures is complex and involves a comprehensive process including the use of quantitative modeling and management judgment. Valuation of these exposures will also continue to be impacted by external market factors including default rates, a decline in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of counterparties, such as financial guarantors, with whom we have economically hedged some of our exposure to these assets. Our ability to mitigate our risk by selling or hedging our exposures is also limited by the market environment.

Our business has been and may be adversely impacted by significant holdings of financial assets or significant loans or commitments to extend loans. In the course of our business, we often commit substantial amounts of capital to certain types of businesses or asset classes, including our trading, structured credit, residential and commercial real estate-related activities, investment banking, private equity and leveraged finance businesses. This commitment of capital exposes us to a number of risks, including market risk, in the case of our holdings of concentrated or illiquid positions in a particular asset class as part of our trading, structured credit, residential and commercial real estate-related activities, and credit risk, in the case of our leveraged lending businesses. Any decline in the value of such assets may reduce our revenues or result in losses.

Credit Risk
Our business may be adversely impacted by an increase in our credit exposure related to trading, lending, and other business activities. We are exposed to potential credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations. These credit exposures exist within lending relationships, commitments, letters of credit, derivatives, including transactions we may enter into to hedge our exposure to various assets, foreign exchange and other transactions. These exposures may arise, for example, from a decline in the financial condition of a counterparty, from entering into swap or other derivative contracts under which counterparties have obligations to make payments to us, from a decrease in the value of securities of third parties that we hold as collateral, or from extending credit to clients through loans or other arrangements. As our credit exposure increases, it could have an adverse effect on our business and profitability if material unexpected credit losses occur.

Risks Related to our Commodities Business
We are exposed to environmental, reputational and regulatory risk as a result of our commodities related activities. Through our commodities business, we enter into exchange-traded contracts, financially settled over-the-counter (“OTC”) derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Contracts relating to physical ownership, delivery and/or related activities can expose us to numerous risks, including performance, environmental and reputational risks. For example, we may incur civil or criminal liability under certain environmental laws and our business and reputation may be adversely affected. In addition, regulatory authorities have recently intensified scrutiny of certain energy markets, which has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged.

International Risk
We have an increasing international presence and as a result, we are increasingly subject to a number of risks in various jurisdictions. In the past years, we have expanded our international operations and expect to continue to do so in the future. This expansion, however, gives us a greater exposure to a number of risks, including economic, market, reputational, litigation and regulatory risks. For example, in many emerging markets, the regulatory regime governing financial services firms is still developing, and the regulatory authorities may adopt restrictive regulation or policies, such as exchange, price or capital controls, that could have an adverse effect on our businesses. In addition, in virtually all markets, we are competing with a number of established competitors that in some cases may have significant competitive advantages over us in those markets.

Liquidity Risk
Our business and financial condition may be adversely impacted by an inability to borrow funds or sell assets to meet our obligations. We are exposed to liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or liquid assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions, disruptions in the markets for any specific class of assets, including any disruption that would require us to honor commitments to provide liquidity to certain off-balance sheet vehicles, or an operational problem that affects our trading clients or ourselves. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. Our inability to borrow funds or sell assets to meet obligations, a negative change in our credit ratings that would have an adverse effect on our ability to borrow funds, increases in the amount of collateral required by counterparties, or regulatory capital restrictions imposed on the free flows of funds between us and our subsidiaries may have a negative effect on our business and financial condition.

Operational Risk
We may incur losses due to the failure of people, internal processes and systems or from external events. Our business may be adversely impacted by operational failures or from unfavorable external events. Such operational risks may include exposure to theft and fraud, improper business practices, client suitability and servicing risks, unauthorized transactions, product complexity and pricing risk or from improper recording, evaluating or accounting for transactions. We could suffer financial loss, disruption of our business, liability to clients, regulatory intervention or reputational damage from such events, which would affect our business and financial condition.

We may incur losses as a result of an inability to effectively evaluate or mitigate the risks in our businesses. Our businesses expose us to a wide and increasing number of risks, including market risk, credit risk, liquidity risk, operational risk and litigation risk. For each of these and other risks that we face, we attempt to formulate and refine a framework to identify and address such risk. We have in the past and may in the future incur losses as a result of a failure to correctly evaluate or effectively address the risks in our business activities.

Litigation Risk
Legal proceedings could adversely affect our operating results for a particular period and impact our credit ratings. We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. Some of the legal actions against us include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Any prolonged decline in securities prices may lead to increased actions against many firms, including Merrill Lynch, and may lead to increased legal expenses and potential liability. In some cases, the issuers who would otherwise be the primary defendants are bankrupt or otherwise in financial distress. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies.

We may explore potential settlements before a case is taken through trial because of uncertainty, risks, and costs inherent in the litigation process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS No. 5”), we will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits, arbitrations and investigations, including almost all of the class action lawsuits disclosed in “Other Information (Unaudited) — Legal Proceedings”, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in matters in which claimants seek substantial or indeterminate damages, we cannot predict what the eventual loss or range of loss related to such matters will be. Potential losses may be material to our operating results for any particular period and may impact our credit ratings.

Regulatory and Legislative Risks
Many of our businesses are highly regulated and could be impacted, and in some instances adversely impacted, by regulatory and legislative initiatives around the world. Our businesses may be affected by various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities and bank regulators including the SEC, the Federal Deposit Insurance Corporation (“FDIC”), the Office of Thrift Supervision (“OTS”), and the Utah Department of Financial Institutions; self-regulatory organizations including the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the United Kingdom Financial Services Authority (“FSA”), the Japan Financial Services Agency (“JFSA”), and the Irish Financial Regulator (“IFR”); and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies. New laws or regulations or changes in the enforcement of existing laws and regulations may also adversely affect our businesses. As we expand globally we will encounter new laws, regulations and requirements that could impact our ability to operate in new local markets.

Competitive Environment
Competitive pressures in the financial services industry could adversely affect our business and results of operations. We compete globally for clients on the basis of price, the range of products that we offer, the quality of our services, our financial resources, and product and service innovation. The financial services industry continues to be affected by an intensely competitive environment, as demonstrated by the introduction of new technology platforms, consolidation through mergers, increased competition from new and established industry participants and diminishing margins in many mature products and services. We compete with U.S. and non-U.S. commercial banks and other broker-dealers in brokerage, underwriting, trading, financing and advisory businesses. For example, the financial services industry in general, including us, has experienced intense price competition in brokerage, as the ability to

Merrill Lynch 2007 Annual Report	page 26

execute trades electronically, through the internet and through other alternative trading systems, has pressured trading commissions and spreads. Many of our non-U.S. competitors may have competitive advantages in their home markets. In addition, our business is substantially dependent on our continuing ability to compete effectively to attract and retain qualified employees, including successful FAs, investment bankers, trading and risk management professionals and other revenue-producing or support personnel.

For further information on trading risks refer to Note 3 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The outcome of litigation;

•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;

•	Assumptions and cash flow projections used in determining whether variable interest entities (“VIEs”) should be consolidated and the determination of the qualifying status of qualified special purpose entities (“QSPEs”);

•	The carrying amount of goodwill and other intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Valuation of Financial Instruments
Proper valuation of financial instruments is a critical component of our financial statement preparation. We account for a significant portion of our financial instruments at fair value or consider fair value in our measurement. We account for certain financial assets and liabilities at fair value under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities (“SFAS No. 159”). We also account for certain assets at fair value under applicable industry guidance, namely broker-dealer and investment company accounting guidance.

In presenting the Consolidated Financial Statements, management makes estimates regarding valuations of assets and liabilities requiring fair value measurements. These assets and liabilities include:

•	Trading inventory and investment securities;

•	Private equity and principal investments;

•	Certain receivables under resale agreements and payables under repurchase agreements;

•	Loans and allowance for loan losses and liabilities recorded for unrealized losses on unfunded commitments; and

•	Certain long-term borrowings, primarily structured debt.

See further discussion in Note 1 to the Consolidated Financial Statements.

We early adopted the provisions of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price). An exit price notion does not assume that the transaction price is the same as the exit price and thus permits the recognition of inception gains and losses on a transaction in certain circumstances. An exit price notion requires the valuation to consider what a marketplace participant would pay to buy an asset or receive to assume a liability. Therefore, we must rely upon observable market data before we can utilize internally derived valuations.

Fair values for exchange-traded securities and certain exchange-traded derivatives, principally certain options contracts, are based on quoted market prices. Fair values for OTC derivatives, principally forwards, options, and swaps, represent amounts estimated to be received from or paid to a market participant in settlement of these instruments. These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services and other inputs such as quoted interest and currency indices, while taking into account the counterparty’s credit rating, or our own credit rating as appropriate.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Consolidated Financial Statements. For example, on long-dated and illiquid contracts we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to fair value all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market price of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. In addition, during periods of market illiquidity, the valuation of certain cash products can also require significant judgment and the use of estimates by management. Examples of specific instruments and inputs that require significant judgment include:

Asset-Backed Securities Valuation
In the most liquid markets, readily available or observable prices are used in valuing asset backed securities. In less liquid markets, such as those that we have encountered in the second half of 2007, the lack of these prices necessitates the use of other available information and modeling techniques to approximate the fair value for some of these securities.

For certain classes of asset-backed securities where lack of observable prices is most severe, we employ a fundamental cashflow valuation approach. To determine fair value for these instruments, we employ various econometric techniques, coupled with collateral performance analysis, and review of market comparables, if any. We then project collateral expected losses, leading to deal-specific discounting of cash flows at market levels. More specifically, the valuation for our U.S. ABS CDO super senior securities is based on cash flow analysis including cumulative loss assumptions. These assumptions are derived from multiple inputs including mortgage remittance reports, housing prices and other market data. Relevant ABX indices are also analyzed as part of the overall valuation process.

Correlation
We enter into a number of transactions where the performance is wholly or partly dependent on the relative performance of two or more assets. In these transactions, referred to as correlation trades, correlation between the assets can be a significant factor in the valuation. Examples of this type of transaction include: equity or foreign exchange baskets, constant maturity swap spreads (i.e., options where the performance is determined based upon the fluctuations between two benchmark interest rates), and commodity spread trades. Many correlations are available through external pricing services. Where external pricing information is not available, management uses estimates based on historical data, calibrated to more liquid market information. Unobservable credit correlation, such as that influencing the valuation of complex structured CDOs, is calibrated using a proxy approach (e.g., using implied correlation from traded credit index tranches as a proxy for calibrating correlation for a basket of single-name corporate investment grade credits that are infrequently traded).

Volatility
We hold derivative positions whose values are dependent on volatilities for which market observable values are not available. These volatilities correspond to options with long-dated expiration dates, strikes significantly in or out of the money, and/or in the case of interest rate underlyings, a large tenor (i.e., an underlying interest rate reference that itself is long-dated). We use model-based extrapolation, proxy techniques, or historical analysis, to derive the unobservable volatility. These methods are selected based on available market information and are used across all asset classes. Volatility estimation can have a significant impact on valuations.

Prior to adoption of SFAS No. 157, we followed the provisions of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of day one gains and losses on derivative transactions was prohibited when model inputs that significantly impacted valuation were not observable. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. SFAS No. 157 nullifies this guidance in EITF 02-3. Although this guidance in EITF 02-3 has been nullified, the recognition of significant inception gains and losses that incorporate unobservable inputs are reviewed by management to ensure such gains and losses are derived from observable inputs and/or incorporate reasonable assumptions about the unobservable component, such as implied bid-offer adjustments.

Valuation Adjustments
Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions marked-to-market at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in SFAS No. 157. The significant adjustments include liquidity and counterparty credit risk.

Merrill Lynch 2007 Annual Report	page 28

Liquidity
We make adjustments to bring a position from a mid-market to a bid or offer price, depending upon the net open position. We value net long positions at bid prices and net short positions at offer prices. These adjustments are based upon either observable or implied bid-offer prices.

Counterparty Credit Risk
In determining fair value, we consider both the credit risk of our counterparties, as well as our own creditworthiness. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net exposure is then measured with consideration of a counterparty’s creditworthiness and is incorporated into the fair value of the respective instruments. We generally base the calculation of the credit risk adjustment for derivatives upon observable market credit spreads.

SFAS No. 157 also requires that we consider our own creditworthiness when determining the fair value of an instrument. The approach to measuring the impact of our credit risk on an instrument is done in the same manner as for third party credit risk. The impact of our credit risk is incorporated into the fair valuation, even when credit risk is not readily observable in the pricing of an instrument, such as in OTC derivatives contracts.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1
Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access (examples include active exchange-traded equity securities, exchange traded derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2
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

Level 3
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage related assets (including loans, securities and derivatives), and long-dated or complex derivatives including certain equity derivatives and long-dated options on gas and power).

See Note 3 to the Consolidated Financial Statements for additional information.

Valuation controls
Given the prevalence of fair value measurement in our financial statements, the control functions related to the fair valuation process are a critical component of our business operations. Prices and model inputs provided by our trading units are verified with external pricing sources to ensure that the use of observable market data is used whenever possible. Similarly, valuation models created by our trading units are independently verified and tested. These control functions are independent of the trading units and include Business Unit Finance, the Product Valuation Group and Global Risk Management.

Litigation
We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, we will accrue a liability when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict or estimate what the eventual loss or range of loss related to such matters will be. See Note 11 to the Consolidated Financial Statements and Other Information — Legal Proceedings for further information.

Variable Interest Entities and Qualified Special Purpose Entities
In the normal course of business, we enter into a variety of transactions with VIEs. The applicable accounting guidance requires us to perform a qualitative and/or quantitative analysis of each new VIE at inception to determine whether we must consolidate the VIE. In performing this analysis, we make assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. Although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is not required subsequent to the initial assessment unless a reconsideration event occurs. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by us. A QSPE is a passive entity whose activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE, as long as that discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires management judgment.

Income Taxes
Tax laws are complex and subject to different interpretations by us and various taxing authorities. We regularly assess the likelihood of assessments in each of the taxing jurisdictions by making judgments and interpretations about the application of these complex tax laws and estimating the impact to our financial statements.

We are under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which we have significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audits are in progress for the tax years 2004–2006. Japan tax authorities have recently commenced the audit for the fiscal tax years March 31, 2004 through March 31, 2007. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004–2005. New York State and New York City audits are in progress for the years 2002–2006. Also, we paid an assessment to Japan in 2005 for the fiscal tax years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, we started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. See Note 14 to the Consolidated Financial Statements for a description of tax years that remain subject to examination by major tax jurisdiction.

We filed briefs with the U.S. Tax Court in 2005 with respect to a tax case, which had been remanded for further proceedings in accordance with a 2004 opinion of the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals affirmed the initial adverse opinion that the U.S. Tax Court rendered in 2003 against us, with respect to a 1987 transaction, but remanded the case to the U.S. Tax Court to consider a new argument raised. The amount in dispute has been fully paid, and no benefit has been recognized. The U.S. Tax Court has not issued a decision on this remanded matter, and it is uncertain as to when a decision will be rendered.

At December 28, 2007, we had a United Kingdom net operating loss carryforward of approximately $13.5 billion. This loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance.

During 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). We believe that the estimate of the level of unrecognized tax benefits is in accordance with FIN 48 and is appropriate in relation to the potential for additional assessments. We adjust the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on our effective tax rate in the period in which it occurs.

Merrill Lynch 2007 Annual Report	page 30

Business Environment(1)
Global financial markets experienced significant stress during 2007, primarily driven by challenging conditions in the credit markets during the second half of the year related to U.S. sub-prime residential mortgages and related assets (including CDOs collateralized by sub-prime residential mortgages), and the markets for loans and bonds related to leveraged finance transactions. For example, during the second half of the year ABX indices experienced significant widening, with the A and AAA classes moving substantially off par for the first time in 2007. This adverse market environment began to intensify in the beginning of the third quarter and was characterized by significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility. As conditions in these markets deteriorated, other areas such as the asset-backed commercial paper market also experienced decreased liquidity, and the equity markets experienced short-term weakness and increased volatility. In response to these conditions, the Federal Reserve, the European Central Bank and other central banks injected significant liquidity into the markets during the second half of the year and the Federal Reserve System’s Federal Open Market Committee (“FOMC”) lowered benchmark interest rates by 100 basis points to 4.25% at year-end. In addition, the FOMC reduced benchmark interest rates by 125 basis points in January 2008. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, ended the year at 4.03%, down from 4.71% at the end of 2006. In the equity markets, major U.S. equity indices increased moderately during 2007 with the Dow Jones Industrial Average, the NASDAQ Composite Index and the Standard & Poor’s 500 Index up by 6%, 10% and 4%, respectively. Oil prices hit a record high and the U.S. dollar hit a low against the euro during the year. Overall the global economy continued to grow during 2007, albeit slower than in 2006.

Global fixed income trading volumes increased during the year in asset classes such as U.S. government and agency securities with average daily trading volumes up approximately 8% and 11%, respectively. Trading volumes across mortgage-backed securities also increased compared to 2006, up approximately 27% during the year despite the reduction in liquidity for certain instruments.

Global equity indices generally ended the year with mixed results. In Europe, the Dow Jones STOXX 50 Index was flat from 2006 while the FTSE 100 Index increased 4%. Asian equity markets were mixed as Japan’s Nikkei 225 Stock Average fell 11% while Hong Kong’s Hang Seng Index surged 37%. India’s Sensex Index rose 47%. In Latin America, Brazil’s Bovespa Index was up 44% from 2006.

U.S. equity trading volumes increased during the year as both the dollar volume and number of shares traded on the New York Stock Exchange and on the Nasdaq increased compared to 2006. Equity market volatility increased significantly for both the S&P 500 and the Nasdaq 100 during the year, as indicated by higher average levels for the Chicago Board Options Exchange SPX Volatility Index and the American Stock Exchange QQQ Volatility Index, respectively.

Global debt and equity underwriting volumes for the full year of 2007 were $7.0 trillion, down 5% from 2006 impacted by decreased volumes during the second half of the year which were down 27%. Global debt underwriting volumes for the full year of 2007 were $5.9 trillion, down 11% from 2006 and were down 39% during the second half of the year compared to the prior-year period. Global equity underwriting volumes of $1.1 trillion were up 50% compared to 2006.

Merger and acquisition (“M&A”) activity increased during 2007 as the value of global announced deals was $4.9 trillion, up 24% from 2006. Global completed M&A activity was $4.6 trillion, up 28% from 2006.

While our results may vary based on global economic and market trends, we believe that the outlook for growth in most of our global businesses, including Equity Markets, Investment Banking, Global Wealth Management and certain FICC businesses remains favorable due to positive underlying fundamentals, high market volumes, and the resiliency of these markets. This remains especially true for markets outside of the United States, such as the Pacific Rim. However, the challenging conditions in certain credit markets, such as the sub-prime mortgage market, have continued into early 2008. Since year-end, these markets have shown renewed signs of volatility and weakness as evidenced by recent rating agency downgrades of residential mortgage-backed securities and U.S. ABS CDOs, increased expectations of future rating agency actions, and increased default and delinquency rates.

During 2007, FICC revenues were adversely affected by the substantial deterioration in the value of many of these exposures, particularly during the second half of 2007. At the end of 2007, we maintained exposures to these markets through securities, derivatives, loans and loan commitments. See U.S. ABS CDO and Other Mortgage-Related Activities on page 34 for further detail.

The markets for these U.S. ABS CDO exposures remain extremely illiquid and as a result, valuation of these exposures is complex and involves a comprehensive process including the use of quantitative modeling and management judgment. Valuation of these exposures will also continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Our ability to mitigate our risk by selling or hedging our exposures is also limited by the market environment. Our future results may continue to be materially impacted by these positions.
(1) Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

Results of Operations

				% CHANGE
				2007 VS.	2006 VS.
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2006 (1)	2005	2006	2005
Revenues
Principal transactions	$(12,067)	$7,248	$3,647	N/M	99%
Commissions	7,284	5,985	5,277	22%	13
Investment banking	5,582	4,648	3,777	20	23
Managed accounts and other fee-based revenues	5,465	6,273	5,701	(13)	10
Earnings from equity method investments	1,627	556	567	193	(2)
Other	(2,190)	2,883	1,848	N/M	56

Subtotal	5,701	27,593	20,817	(79)	33
Interest and dividend revenues	56,974	39,790	26,031	43	53
Less interest expense	51,425	35,571	21,571	45	65

Net interest profit	5,549	4,219	4,460	32	(5)
Gain on merger	–	1,969	–	N/M	N/M

Revenues, net of interest expense	11,250	33,781	25,277	(67)	34

Non-interest expenses:
Compensation and benefits	15,903	16,867	12,314	(6)	37
Communications and technology	2,057	1,838	1,599	12	15
Brokerage, clearing, and exchange fees	1,415	1,096	855	29	28
Occupancy and related depreciation	1,139	991	931	15	6
Professional fees	1,027	885	729	16	21
Advertising and market development	785	686	593	14	16
Office supplies and postage	233	225	209	4	8
Other	1,522	1,383	1,286	10	8

Total non-interest expenses	24,081	23,971	18,516	0	29

Pre-tax (loss)/earnings from continuing operations	$(12,831)	$9,810	$6,761	N/M	45
Income tax (benefit)/expense	(4,194)	2,713	1,946	N/M	39

Net (loss)/earnings from continuing operations	$(8,637)	$7,097	$4,815	N/M	47

Discontinued operations:
Pre-tax earnings from discontinued operations	$1,397	$616	$470	127	31
Income tax expense	537	214	169	151	27

Net earnings from discontinued operations	$860	$402	$301	114	34

Net (loss)/earnings	$(7,777)	$7,499	$5,116	N/M	47

Basic (loss)/earnings per common share from continuing operations	$(10.73)	$7.96	$5.32	N/M	50
Basic earnings per common share from discontinued operations	1.04	0.46	0.34	126	35

Basic (loss)/earnings per common share	$(9.69)	$8.42	$5.66	N/M	49

Diluted (loss)/earnings per common share from continuing operations	$(10.73)	$7.17	$4.85	N/M	48
Diluted earnings per common share from discontinued operations	1.04	0.42	0.31	148	35

Diluted (loss)/earnings per common share	$(9.69)	$7.59	$5.16	N/M	47

Return on average common stockholders’ equity from continuing operations	N/M	20.1%	15.0%	N/M	5.1 pts
Return on average common stockholders’ equity	N/M	21.3%	16.0%	N/M	5.3 pts

Book value per common share	$29.34	$41.35	$35.82	(29)	15

N/M = Not Meaningful

(1)	2006 results include the one-time compensation expenses associated with the adoption of SFAS No. 123 as revised in 2004, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) and the positive net impact from the closing of the BlackRock merger. For more information on SFAS No. 123R or the BlackRock merger, refer to Notes 1 and 18, respectively, to the Consolidated Financial Statements.

Merrill Lynch 2007 Annual Report	page 32

Consolidated Results of Operations
Our net loss from continuing operations was $8.6 billion for 2007 compared to net earnings from continuing operations of $7.1 billion in 2006 as net revenues in 2007 declined 67% from the prior year. The decrease in net revenues was primarily driven by our credit and structured finance and investment businesses which were impacted by deterioration in the credit markets, resulting in net losses on our U.S. ABS CDO and sub-prime residential mortgage positions and non-investment grade lending commitments. Losses per diluted share from continuing operations were $10.73 for 2007, compared to net earnings per diluted share of $7.17 in 2006. Net earnings from discontinued operations were $860 million up from $402 million in 2006, driven by a net gain of $316 million recognized on the sale of MLIG. Refer to Note 17 to the Consolidated Financial Statements for additional information on discontinued operations.

2007 Compared to 2006
Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $12.1 billion compared to $7.2 billion a year-ago driven primarily by losses in our credit and structured finance and investment businesses, which includes our U.S. ABS CDO and residential mortgage-related businesses. Deterioration in the credit markets, prolonged illiquidity, reduced price transparency, increased volatility and a weaker U.S. housing market all contributed to the decline in these businesses and the difficult environment experienced, particularly in the third and fourth quarters of 2007. These decreases were partially offset by increases in revenues generated from our rates and currencies, equity-linked, cash equities trading and financing and services businesses as well as gains arising from the widening of Merrill Lynch credit spreads on certain of our long-term debt liabilities. Principal transactions revenues are primarily reported in our GMI business segment. Please refer to the FICC and Equity Markets discussions within the GMI business segment results for additional details on the key drivers.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate. Net interest profit was $5.5 billion, up 32% from 2006 due primarily to higher net interest revenue from deposit spreads earned and higher returns from interest-bearing assets reflecting higher average asset balances in 2007, partially offset by increased interest expense driven by increased average long and short-term borrowings in 2007. Net interest profit is reported in both our GMI and GWM business segments.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commission revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commission revenues were $7.3 billion, up 22% from 2006, due primarily to an increase in global transaction volumes, particularly in listed equities and mutual funds as a result of increased market volatility. Commissions revenues are primarily reported in our GMI business segment, and a portion is also reported in GWM.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $5.6 billion, up 20% from 2006, driven by increased revenues in equity origination and strategic advisory services, which were partially offset by a decline in revenues from debt origination primarily related to the leveraged finance business. Investment banking revenues are primarily reported in our GMI business segment but also include origination revenues in GWM. Please refer to the Investment Banking discussion within the GMI business segment results for additional detail on the key drivers.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the BlackRock merger at the end of the third quarter of 2006, managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. Managed accounts and other fee-based revenues were $5.5 billion, down 13% from 2006, driven primarily by the absence of MLIM’s asset management revenues in 2007 as a result of the BlackRock merger at the end of the third quarter of 2006. This decrease was partially offset by higher asset-based fees in GWM reflecting the impact of net inflows into fee-based accounts and higher average equity market values. Managed accounts and other fee-based revenues are primarily driven by our GWM business segment. Please refer to the GWM business segment discussion for additional detail on the key drivers.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $1.6 billion, up 193% from 2006 primarily driven by increased earnings from our investments in BlackRock and certain partnerships. Refer to Note 5 to the Consolidated Financial Statements for further information on equity method investments.

Other revenues include gains/(losses) on investment securities, including unrealized losses on certain available-for-sale securities, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items. Other revenues were negative $2.2 billion, compared to $2.9 billion in 2006. The decrease primarily reflects loan-related losses of $1.7 billion, a year-over-year decrease in the value of our private equity investments of $1.2 billion, due primarily to the decline in value of our publicly traded investments, other than temporary impairment charges on available-for-sale securities of approximately $900 million and write-downs of approximately $600 million on leveraged finance commitments.

The gain on the merger with BlackRock was $2.0 billion in 2006. This non-recurring gain entirely related to the merger of Merrill Lynch’s MLIM business with BlackRock that was completed in the third quarter of 2006. For more information on this merger, refer to Note 18 to the Consolidated Financial Statements.

Compensation and benefits expenses were $15.9 billion for 2007, compared to $16.9 billion in 2006, which included a one-time charge of approximately $1.8 billion related to the adoption of SFAS No. 123R Share Based Payment (“SFAS No. 123R”). Excluding this one-time charge in 2006, compensation expenses were up approximately 6%, reflecting higher staffing levels and increased productivity from financial advisors, partially offset by the absence of compensation expenses related to MLIM in 2007. While compensation expenses increased, average compensation per employee was down in 2007 from 2006 levels. See Exhibit 99.1, filed with our 2007 10-K, for a reconciliation of non-GAAP measures.

Non-compensation expenses were $8.2 billion in 2007, up 15% from 2006. Communication and technology costs were $2.1 billion, up 12% from 2006 primarily due to increased costs related to a significant number of system development projects. Brokerage, clearing and exchange fees were $1.4 billion, up 29% from 2006, primarily due to higher transaction volumes, higher equity brokerage fees and exchange fees. Occupancy costs and related depreciation were $1.1 billion, up 15% from a year-ago principally due to higher office rental expenses and office space added via acquisitions. Professional fees were $1.0 billion, up 16% from 2006 driven by higher legal and other professional costs. Advertising and market development costs were $785 million, up 14% from 2006 primarily due to increased costs associated with increased business activity and higher deal-related expenses. Other expenses were $1.5 billion, up 10% from a year ago due primarily to the write-off of $160 million of identifiable intangible assets related to our acquisition of the First Franklin mortgage origination franchise and related servicing platform acquired from National City Corporation (collectively “First Franklin”). For further information on First Franklin, refer to Note 16 to the Consolidated Financial Statements.

U.S. ABS CDO and Other Mortgage-Related Activities
The challenging market conditions that existed during the second half of 2007, particularly those relating to ABS CDOs and sub-prime residential mortgages, remained at year end. Despite the significant reduction of our net exposures to these markets during the third and fourth quarters, at year end we maintained exposures to these markets through securities, derivatives, loans and loan commitments. The following discussion details our activities and net exposures at the end of 2007.

U.S. Sub-Prime Residential Mortgage-Related Activities
We view sub-prime mortgages as single-family residential mortgages displaying more than one high risk characteristic, such as: (i) the borrower has a low FICO score (generally below 660); (ii) a high loan-to-value (“LTV”) ratio (LTV greater than 80% without borrower paid mortgage insurance); (iii) the borrower has a high debt-to-income ratio (greater than 45%); or (iv) stated/limited income documentation. Sub-prime mortgage-related securities are those securities that derive more than 50% of their value from sub-prime mortgages.

As part of our U.S. sub-prime residential mortgage-related activities, sub-prime mortgage loans were originated through First Franklin or purchased in pools from third-party originators for subsequent sale or securitization. Mortgage-backed securities are structured based on the characteristics of the underlying mortgage collateral, sold to investors and subsequently traded in the secondary capital markets. As a result of the significant deterioration in the sub-prime mortgage market in 2007, we have substantially reduced our U.S. sub-prime residential mortgage origination, mortgage purchase, and securitization activities, as well as warehouse lending facilities. As of December 28, 2007 we have ceased originating sub-prime mortgages and are evaluating our continued involvement in this market.

At December 28, 2007, our U.S. sub-prime residential mortgage net exposure (excluding Merrill Lynch’s bank sub-prime residential mortgage-related securities portfolio which is described in U.S. Banks Investment Securities Portfolio) consisted of the following:

•	Sub-prime whole loans: First Franklin originated mortgage loans through its retail and wholesale channels. Additionally, we purchased pools of whole loans from third-party mortgage originators. As a result of the significant deterioration in the sub-prime mortgage market in 2007, we currently are not originating or purchasing sub-prime residential mortgages. Prior to their sale or securitization, whole loans are predominantly reported on our consolidated balance sheets in loans, notes and mortgages and we account for such loans as held for sale.

Merrill Lynch 2007 Annual Report	page 34

We value securitizable whole loans on an “as-if” securitized basis based on estimated performance of the underlying mortgage pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations. Key characteristics include underlying borrower credit quality and collateral performance, mortgage terms and conditions, assumptions on prepayments, delinquencies and defaults. Non-securitizable loans are valued using a combination of discounted liquidation value and re-performing value.

•	Residuals: We retain and purchase mortgage residual interests, which represent the subordinated classes and equity/first-loss tranche from our residential mortgage-backed securitization activity. We have retained residuals from the securitizations of third-party whole loans we have purchased as well as from our First Franklin loan originations.

We value residuals by modeling the present value of projected cash flows that we expect to receive, based on actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults and loss severities. Modeled performance and loan level loss projections are adjusted monthly to reflect actual borrower performance information that we receive from trustees and loan servicers.

•	Residential mortgage-backed securities (“RMBS”): We retain and purchase securities from the securitizations of loans, including sub-prime residential mortgages. We value RMBS securities based on observable prices and securitization cash flow model analysis.

•	Warehouse lending: Warehouse loans represent collateralized revolving loan facilities to originators of financial assets, such as sub-prime residential mortgages. These mortgages typically serve as collateral for the facility. We generally value these loans at amortized cost with an allowance for loan losses established for credit losses estimated to exist in the portfolio unless deemed to be permanently impaired. In the case of an impairment, the loan receivable value is adjusted to reflect the valuation of the whole loan collateral underlying the facility if the value is less than amortized cost.

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our U.S. banks for investment purposes which is described in the U.S. Banks Investments Securities Portfolio section below.

	NET EXPOSURES	NET LOSSES FOR THE
	AS OF	YEAR ENDED
(DOLLARS IN MILLIONS)	DEC. 28, 2007	DEC. 28, 2007 (1)
Residential Mortgage-Related Net Exposures and Losses (excluding U.S. Banks Investment Securities Portfolio):
U.S. Sub-prime:
Warehouse lending	$137	$(31)
Whole loans	994	(1,243)
Residuals	855	(1,582)
Residential mortgage-backed securities	723	(332)

Total U.S. sub-prime	$2,709	$(3,188)

U.S. Alt-A	2,687	(542)
U.S. Prime	28,189	N/A
Non-U.S.	9,582	(465)
Mortgage servicing rights	389	N/A

Total	$43,556	$(4,195)

(N/A) Not applicable as these areas did not generate net losses for the year ended December 28, 2007.

(1)	Primarily represents unrealized losses on net exposures.

During 2007, our U.S. sub-prime residential mortgage-related net exposures declined significantly as a result of unrealized losses incurred, securitizations, sales, hedges and changes in loan commitments and related funding.

Other Residential Mortgage-Related Activities
In addition to our U.S. sub-prime related net exposures, we also had net exposures related to other residential mortgage-related activities. These activities consist of the following:

•	U.S. Alt-A: We had net exposures of $2.7 billion at the end of 2007, which consisted primarily of residential mortgage-backed securities collateralized by Alt-A residential mortgages. These net exposures resulted from secondary market trading activity or were retained from our securitizations of Alt-A residential mortgages, which were purchased from third-party mortgage originators. We do not originate Alt-A mortgages.

We view Alt-A mortgages as single-family residential mortgages that are generally higher credit quality than sub-prime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (‘‘CLTV”) ratio (CLTV greater than 80%); (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits.

•	U.S. Prime: We had net exposures of $28.2 billion at the end of 2007, which consisted primarily of prime mortgage whole loans, including approximately $12 billion of prime loans originated with GWM clients and $9.7 billion of prime loans originated by First Republic, an operating division of Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”). We also purchase prime whole loans from third-party originators for securitization and for the investment portfolios of Merrill Lynch Bank USA (“MLBUSA”) and MLBT-FSB.

•	Non-U.S.: We had net exposures of $9.6 billion at the end of 2007 which consisted primarily of residential mortgage whole loans originated in the United Kingdom, as well as through mortgage originators in the Pacific Rim.

•	Mortgage Servicing Rights: We own approximately $400 million of mortgage servicing rights which represent the right to current and future cash flows based on contractual servicing fees for mortgage loans. In connection with our residential mortgage businesses, we may retain or acquire mortgage servicing rights. See Note 6 to the Consolidated Financial Statements for further information.

U.S. ABS CDO Activities
In addition to our U.S. sub-prime residential mortgage-related exposures, we have exposure to U.S. ABS CDOs, which are securities collateralized by a pool of asset-backed securities (“ABS”), for which the underlying collateral is primarily sub-prime residential mortgage loans.

We engaged in the underwriting and sale of U.S. ABS CDOs, which involved the following steps: (i) determining investor interest or responding to inquiries or mandates received; (ii) engaging a CDO collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the U.S. ABS CDO securities; (iii) obtaining credit ratings from one or more rating agencies for U.S. ABS CDO securities; (iv) securitizing and pricing the various tranches of the U.S. ABS CDO at representative market rates; and (v) distributing the U.S. ABS CDO securities to investors or retaining them for Merrill Lynch. As a result of the significant deterioration in the sub-prime mortgage market in 2007, we currently are not underwriting U.S. ABS CDOs.

Our U.S. ABS CDO net exposure primarily consists of our super senior ABS CDO portfolio, as well as secondary trading exposures related to our ABS CDO business.

U.S. Super Senior ABS CDO Portfolio
Super senior positions represent our exposure to the senior most tranche in an ABS CDO’s capital structure. This tranche’s claims have priority to the proceeds from liquidated cash ABS CDO assets. Our exposure to super senior ABS CDOs includes the following securities, which are primarily held as derivative positions in the form of total return swaps:

•	High-grade super senior positions, which are ABS CDOs with underlying collateral having an average credit rating of Aa3/A1 at inception of the underwriting by Moody’s Investor Services;

•	Mezzanine super senior positions, which are ABS CDOs with underlying collateral having an average credit rating of Baa2/Baa3 at inception of the underwriting by Moody’s Investor Services; and

•	CDO-squared super senior positions, which are ABS CDOs with underlying collateral consisting of other ABS CDO securities which have collateral attributes typically similar to high-grade and mezzanine super senior positions.

Despite the credit rating of these ABS CDO securities (typically AAA at inception of the underwriting), their fair value at December 28, 2007 reflected unprecedented market illiquidity and the deterioration in the value of the underlying sub-prime mortgage collateral. Additionally, rating agencies have been actively reviewing, and in some cases downgrading, these assets and we expect that they will continue to be subject to ongoing rating agency review in the near term.

Secondary Trading Related to the ABS CDO Business
We have secondary trading exposures related to our ABS CDO business, which consists of RMBS and CDO positions previously held in CDO warehouses awaiting securitization, retained securities from CDO securitizations, and related hedges.

For total U.S. super senior ABS CDOs, long exposures were $30.4 billion and short exposures were $23.6 billion at December 28, 2007. Short exposures primarily consist of purchases of credit default swap protection from various third parties, including financial guarantors, insurers and other market participants.

Merrill Lynch 2007 Annual Report	page 36

The following table provides a summary of our U.S. super senior ABS CDO net exposures and our secondary trading exposures related to our ABS CDO business as of December 28, 2007. Derivative exposures are represented by their notional amounts as opposed to fair value.

	NET EXPOSURES		NET LOSSES FOR THE
	AS OF		YEAR ENDED
(DOLLARS IN MILLIONS)	DEC. 28, 2007	(1)	DEC. 28, 2007 (2)
U.S. ABS CDO net exposures and losses:
U.S. super senior ABS CDO net exposures:
High-grade	$4,380		$(7,362)
Mezzanine	2,184		(6,066)
CDO-squared	271		(1,163)

Total super senior ABS CDO net exposures and losses	6,835		(14,591)
Secondary trading	(1,997)		(2,104)

Total U.S. ABS CDO-related net exposures and losses	$4,838		$(16,695)

(1)	Represents long and short exposure of hedges. These hedges are affected by a variety of factors that impact the degree of their effectiveness, including differences in attachment point, timing of cash flows, control rights, litigation, the creditworthiness of the counterparty, limited recourse to counterparties and other basis risks.
(2)	Primarily represents unrealized losses on net exposures. Amounts exclude credit valuation adjustments of negative $2.6 billion related to financial guarantor exposures on U.S. super senior ABS CDOs. See table regarding financial guarantor exposures.

Financial Guarantors
We hedge a portion of our gross exposures to U.S. super senior ABS CDOs with various market participants, including financial guarantors. Financial guarantors are generally highly rated monoline insurance companies that provide credit support for a security either through a financial guaranty insurance policy on a particular security or through an instrument such as a credit default swap (“CDS”). Under a CDS, the financial guarantor generally agrees to compensate the counterparty to the swap for the deterioration in the value of the underlying security upon an occurrence of a credit event, such as a failure by the underlying obligor on the security to pay principal or interest.

We hedged a portion of our gross exposures on U.S. super senior ABS CDOs with certain financial guarantors through the execution of CDS that are structured to replicate standard financial guaranty insurance policies, which provide for timely payment of interest and ultimate payment of principal at their scheduled maturity date. CDS gains and losses are based on the fair value of the referenced ABS CDOs. Depending upon the creditworthiness of the financial guarantor hedge counterparty, we may record credit valuation adjustments in estimating the fair value of the CDS.

At December 28, 2007 our short exposures from credit default swaps with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $13.8 billion, which represented credit default swaps with a notional amount of $19.9 billion that have been adjusted for mark-to-market gains of $6.1 billion. The fair value of these credit default swaps at December 28, 2007 was $3.5 billion, after taking into account a $2.6 billion credit valuation adjustment related to certain financial guarantors. Subsequent to year-end, market conditions have deteriorated resulting in negative rating agency actions for certain financial guarantors. We continue to monitor industry and company specific developments. Further credit deterioration of the financial guarantors who are counterparties to our credit derivatives could have an adverse effect on our future financial performance.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs as of December 28, 2007.

		NOTIONAL
		OF CDS,
		NET OF GAINS	MARK-TO-MARKET
		PRIOR TO CREDIT	GAINS PRIOR TO	CREDIT
	NOTIONAL	VALUATION	CREDIT VALUATION	VALUATION	MARK-TO-MARKET
(DOLLARS IN MILLIONS)	OF CDS (1)	ADJUSTMENT	ADJUSTMENTS	ADJUSTMENTS	VALUE OF CDS
Credit Default Swaps with Financial Guarantors(2):
By counterparty credit quality(3):
AAA	$(13,237)	$(9,104)	$4,133	$(679)	$3,454
AA	–	–	–	–	–
A	–	–	–	–	–
BBB	–	–	–	–	–
Non-investment grade or unrated	(6,664)	(4,735)	1,929	(1,929)	–

Total	$(19,901)	$(13,839)	$6,062	$(2,608)	$3,454

(1)	Represents gross notional amount of credit default swaps purchased as protection for U.S. super senior ABS CDOs. Amounts do not include counterparty exposure with financial guarantors for other asset classes.
(2)	Excludes the benefit of $2.0 billion (notional) of credit default swaps purchased from unrelated third parties as protection for exposure to financial guarantors, as well as the related positive mark-to-market adjustments.
(3)	Represents rating agency credit ratings as of December 28, 2007.

U.S. Banks Investment Securities Portfolio
The investment securities portfolio of MLBUSA and MLBT-FSB includes investment securities comprising various asset classes. The investment portfolio includes sub-prime mortgage-related securities, as well as ABS CDOs whose underlying collateral includes certain sub-prime residential mortgage-backed securities. See Note 5 to the Consolidated Financial Statements for realized and unrealized gains and losses associated with Merrill Lynch’s investment securities.

At December 28, 2007, our net exposures to sub-prime mortgage related securities and ABS CDOs whose underlying collateral includes sub-prime residential mortgage-backed securities in the U.S. banks investment portfolio was $4.2 billion. The amount of losses related to these securities recognized in our 2007 Consolidated Statement of (Loss)/Earnings was approximately $700 million.

Other Exposures in the U.S. Banks Investment Securities Portfolio
In addition to the U.S. sub-prime residential mortgage-related securities, our U.S. banks investment securities portfolio also includes other securities at December 28, 2007 consisting of Alt-A residential mortgage-backed securities (net exposure $7.1 billion), commercial mortgage-backed securities (net exposure $5.8 billion), prime residential mortgage-backed securities (net exposure $4.2 billion), non-residential asset-backed securities (net exposure $1.2 billion) and non-residential CDOs (net exposure $0.9 billion). These securities are included as part of our overall available-for-sale investment portfolio and recorded in mortgage and asset-backed securities.

MLBUSA acts as administrator to a Merrill Lynch established asset-backed commercial paper conduit (“Conduit”) vehicle and previously acted as administrator for another Merrill Lynch established Conduit. MLBUSA also either provides or provided liquidity facilities to these Conduits and to a third Conduit, not established by Merrill Lynch, that protect commercial paper holders against short term changes in the fair value of the assets held by the Conduits in the event of a disruption in the commercial paper market, as well as credit facilities to the Conduits that protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. The assets owned by these Conduits included sub-prime residential mortgage-backed securities and ABS CDO securities whose underlying collateral included certain sub-prime residential mortgage-backed securities. During the fourth quarter of 2007, Merrill Lynch purchased the remaining assets of one of the Merrill Lynch established Conduits through the exercise of its liquidity facility and as a result the facility is no longer outstanding. Merrill Lynch does not have any remaining exposure to this Conduit as it is inactive. The assets remaining in the other Merrill Lynch established Conduit are primarily auto and equipment loans and lease receivables. In the fourth quarter of 2007, Merrill Lynch became the primary beneficiary for the remaining Conduit, which was not established by Merrill Lynch, as a result of a reconsideration event under FIN 46R. This Conduit was consolidated by Merrill Lynch and the facility is not considered outstanding. Refer to Notes 6 and 11 to the Consolidated Financial Statements for more information on Conduits.

2006 Compared to 2005
Net revenues in 2006 were $33.8 billion, 34% higher than in 2005. Principal transactions revenues in 2006 increased 99%, to $7.2 billion, due primarily to increased revenues from trading of fixed income, currency, commodity and equity products with the strongest increases coming from credit products, commodities and proprietary trading. Net interest profit in 2006 was $4.2 billion, down 5% due primarily to the impact of rising rates on municipal and equity derivatives and increased interest expense from higher long-term borrowings and funding charges, partially offset by higher short- term interest rates on deposit spreads earned. Managed accounts and other fee-based revenues in 2006 were $6.3 billion, up 10%, reflecting the impact of net inflows into annuitized-revenue products as well as higher equity market values, partially offset by lower revenues from MLIM resulting from the BlackRock merger. Commission revenues in 2006 were $6.0 billion, up 13% due primarily to a global increase in client transaction volumes, particularly in listed equities and mutual funds. Investment banking revenues of $4.6 billion in 2006 increased 23% from 2005 reflecting increases in both debt and equity origination revenues as well as increased strategic advisory revenues. Other revenues were $2.9 billion, up from $1.8 billion due primarily to higher revenues from our private equity investments.

Compensation and benefits expenses were $16.9 billion in 2006, up 37% from 2005, reflecting higher incentive compensation associated with increased net revenues, as well as higher staffing levels. Our 2006 compensation and benefit expenses also reflect the non-cash compensation expenses incurred in 2006 of $1.8 billion related to the adoption of SFAS No. 123R. Compensation and benefits expenses were 49.9% of net revenues for 2006, as compared to 48.7% in 2005. Excluding the one-time impacts related to the adoption of SFAS No. 123R and the BlackRock merger, compensation and benefits were 47.0% of net revenues for 2006. See Exhibit 99.1, filed with our 2007 10-K, for a reconciliation of non-GAAP measures.

Non-compensation expenses were $7.1 billion in 2006, up 15% from 2005. Communications and technology costs were $1.8 billion, up 15% from 2005, due primarily to costs related to technology investments for growth, including acquisitions, and higher market information and communications costs. Brokerage, clearing and exchange fees were $1.1 billion, up 28% from 2005, mainly due to increased transaction volumes. Professional fees were $885 million, up 21% from 2005, reflecting higher legal and consulting fees primarily associated with increased business activity levels. Advertising and market development expenses were $686 million, up 16%

Merrill Lynch 2007 Annual Report	page 38

from 2005, due primarily to higher travel expenses associated with increased business activity levels and increased sales promotion and advertising costs.

Income Taxes
Income taxes from continuing operations for 2007 were a net credit of $4.2 billion, reflecting a tax benefit associated with the Company’s pre-tax losses. Our 2007 effective tax rate from continuing operations was 32.7%, compared with an effective rate of 27.7% in 2006. The change in the effective tax rate reflected a tax benefit from carry-back claims that reduced the 2006 tax rate and the mix of business. Our 2006 effective tax rate of 27.7% compared with 28.8% in 2005 and reflected a $296 million reduction in the tax provision arising from carry-back claims covering the years 2001 and 2002. Our 2005 tax provision of $1.9 billion reflected the net impact of the business mix, tax settlements, and $97 million of tax associated with the repatriation of $1.8 billion of foreign earnings.

Business Segments
Our operations are currently organized into two business segments: GMI and GWM. GMI provides full service global markets and origination products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for individuals, small- and mid-size businesses, and employee benefit plans. For information on the principal methodologies used in preparing the segment results, refer to Note 2 of the Consolidated Financial Statements.

The following segment results represent the information that is relied upon by management in its decision-making processes. These results exclude corporate items. Prior year business segment results are restated to reflect reallocations of revenues and expenses that result from changes in our business strategy and organizational structure. Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 2 to the Consolidated Financial Statements for further information. Segment results are presented from continuing operations and exclude results from discontinued operations. Refer to Note 17 to the Consolidated Financial Statements for additional information on discontinued operations.

Results for the year ended December 29, 2006 include one-time compensation expenses, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1 of the Consolidated Financial Statements for further information on one-time compensation expenses.

Global Markets and Investment Banking
GMI provides trading, capital markets services, and investment banking services to issuer and investor clients around the world. The Global Markets division consists of the fixed income, currencies, commodities, and equity sales and trading activities for investor clients and on a proprietary basis, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients. Global Markets makes a market in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, Global Markets engages in certain proprietary trading activities. Global Markets is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. Global Markets also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Further, Global Markets provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investing in a variety of asset classes and private equity investing. The Investment Banking division raises capital for its clients through underwritings and private placements of equity, debt and related securities, and loan syndications. Investment Banking also offers advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.

Global Markets
Global Markets revenues are reported in two major categories based on asset class: FICC and Equity Markets. These categories include the following businesses:

Fixed Income, Currencies and Commodities (FICC)

•	Global Commercial Real Estate — responsible for secured commercial real estate lending, securitizations related to these transactions, as well as principal and equity investments in real estate;

•	Global Commodities — responsible for marketing, trading, storage, transportation and all associated activities with respect to physical and financially-settled commodities, including natural gas and natural gas liquids, power, crude oil and petroleum products, coal, metals, emissions, soft commodities and weather and commodity indices on a global basis, as well as energy and weather risk management;

•	Global Credit — responsible for sales and trading activities for money market instruments, investment grade debt, credit derivatives, structured credit products, syndicated loans, high-yield debt, distressed and emerging markets debt, as well as collateralized mortgage obligations, asset-backed securities, and pass-through mortgage obligations;

•	Global Currencies — responsible for sales and trading activities for currency, exotic options, forwards and local currency trading;

•	Municipals — responsible for origination, sales and trading of U.S. municipal securities;

•	Global Rates — responsible for sales and trading activities for interest rate derivatives, U.S. government and other federal agency securities, obligations of other sovereigns, repurchase and resale financing and debt financial futures and options;

•	Global Structured Finance & Investments — responsible for asset-based lending, residential real estate lending, servicing and securitizations related to these transactions, asset-liability management for the investment securities portfolios of our bank subsidiaries, as well as principal and equity investments in other secured assets; and

•	Other FICC — includes gains and losses from other FICC related investments and activities not directly attributable to the businesses above and corporate allocations, including the impact associated with the widening of our credit spreads on the carrying value of certain long-term liabilities.

Equity Markets

•	Global Cash Equity Trading — responsible for our full-service cash equity trading and portfolio and electronic trading capabilities;

•	Global Equity-Linked Products — responsible for sales and trading activities in equity-linked derivatives including exchange-traded and OTC options, convertible securities, financial futures and structured products;

•	Global Markets Financing and Services — responsible for equity financing and services, including prime brokerage, stock lending, money manager services and clearing, settlement and custody functions;

•	Global Private Equity — executes private equity investments and manages these assets primarily for our own account and for that of certain investment partnerships, including employee partnerships;

•	Strategic Risk Group — responsible for proprietary risk trading that encompasses both qualitative and quantitative strategies across multiple asset classes; and

•	Other Equity Markets — includes gains and losses from other Equity Markets related investments and activities not directly attributable to the businesses above and corporate allocations, including the impact associated with the widening of our credit spreads on the carrying value of certain long-term liabilities.

Investment Banking
Investment Banking includes the following groups:

•	Corporate Finance — responsible for structured product capabilities, financial product development and commodities origination;

•	Country/Sector Coverage — responsible for all origination and advisory activities across countries and sectors on behalf of issuer clients;

•	Debt Capital Markets — responsible for all capital related activities for issuer clients generated in the high-grade debt markets including derivative products, liability management, private placements, money markets, and structured transactions;

•	Equity Capital Markets — responsible for all capital related activities for issuer clients generated in the equity markets, including convertible securities and equity derivative products;

•	Executive Client Coverage — senior client relationship managers who focus exclusively on strengthening relationships and maximizing opportunities with key clients;

•	Leveraged Finance — responsible for all financing activities for non-investment grade issuer clients, including high-yield bonds and syndicated loans; and

•	Mergers and Acquisitions — responsible for advising clients regarding strategic alternatives, divestitures, mergers, acquisition and restructuring activities.

GMI’s 2007 Developments
During 2007, GMI recorded negative net revenues and a pre-tax loss, as record net revenues from Equity Markets and Investment Banking were more than offset by net losses in FICC. The FICC business was adversely impacted by a challenging market environment, particularly in the second half of the year. The combination of the deterioration in the credit markets, a decline in liquidity, reduced price transparency, increased volatility, and a weak U.S. housing market had a materially negative impact on our global credit and global structured finance and investments businesses within FICC.

In FICC, many of our businesses away from U.S. ABS CDO and U.S. sub-prime continued to perform well. Our global rates and global currencies businesses both had record years, as we continued to strengthen these businesses with incremental headcount and infrastructure. Additionally, we continued to broaden the scope of the global commodities business in terms of product, geography, and linkage to the broader client franchise, including trading in oil and metals and geographically in the Pacific Rim.

On December 24, 2007, we announced that we had reached an agreement to sell most of Merrill Lynch Capital, a wholly owned middle market commercial financing business within FICC to GE Capital. This transaction reflects our continued strategic focus on divesting non-core assets and optimizing capital allocation across businesses. The sale was completed on February 4, 2008.

Merrill Lynch 2007 Annual Report	page 40

In Equity Markets, we continued to enhance our leading cash equity trading platform by adding to our portfolio and electronic trading capabilities through additional investments in personnel and technology. We also made progress in our global equity-linked trading business, another key area of investment by expanding our product groups in Europe and the Pacific Rim. Our global markets financing and services business, which includes prime brokerage, continued to expand its products to include additional synthetic offerings. The strategic risk group, our distinct proprietary trading business, also continued investments in personnel and infrastructure that provided the capabilities to take risk when market opportunities arose. We also continued to make significant new investments in our global private equity business, expand globally and leverage our global investment banking coverage. Overall, our equity business continued to strengthen its linkages with our GWM business.

In Investment Banking, we continued to expand our origination and advisory capabilities, adding to our global headcount in a targeted manner to improve the breadth and depth of our client franchise. During 2007, we focused on strengthening our footprint in emerging markets. In addition to traditional underwriting and advisory services, we also increasingly provided clients with integrated, multi-faceted solutions that span geographies, asset classes and products such as private equity, derivatives and commodities. We made significant progress increasing linkages with our GWM business.

GMI’s Results of Operations

				% CHANGE
				2007 VS.	2006 VS.
(DOLLARS IN MILLIONS)	2007	2006	2005	2006	2005
Global Markets
FICC	$(15,873)	$7,552	$5,798	N/M	30%
Equity Markets	8,286	6,730	4,356	23%	54

Total Global Markets revenues, net of interest expense	(7,587)	14,282	10,154	N/M	41

Investment Banking
Origination:
Debt	1,550	1,704	1,424	(9)	20
Equity	1,629	1,220	952	34	28
Strategic Advisory Services	1,740	1,099	882	58	25

Total Investment Banking revenues, net of interest expense	4,919	4,023	3,258	22	23

Total GMI revenues, net of interest expense	(2,668)	18,305	13,412	N/M	36

Non-interest expenses before one-time compensation expenses	13,677	11,644	8,744	17	33
One-time compensation expenses	–	1,369	–	N/M	N/M

Pre-tax (loss)/earnings from continuing operations	$(16,345)	$5,292	$4,668	N/M	13

Pre-tax profit margin	N/M	28.9%	34.8%
Total full-time employees	12,300	9,500	7,700

N/M = Not Meaningful

GMI’s 2007 net revenues were negative $2.7 billion, down significantly from the record net revenues recorded in 2006. Pre-tax loss from continuing operations was $16.3 billion, compared to record earnings from continuing operations of $5.3 billion in the prior-year period. The 2007 loss was primarily driven by net write-downs of $20.6 billion related to U.S. ABS CDOs and sub-prime mortgages and securities, and $2.6 billion related to increased credit valuation adjustments against financial guarantor counterparties related to U.S. ABS CDOs. GMI’s 2007 net revenues also included a gain of approximately $1.9 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term liabilities.

GMI’s 2006 net revenues were $18.3 billion, up 36% from the prior year. Pre-tax earnings of $5.3 billion and pre-tax profit margin of 28.9% included $1.4 billion in one-time compensation expenses incurred in the first quarter of 2006. Excluding these one-time compensation expenses, pre-tax earnings for 2006 were $6.7 billion, up 43% from the prior year, and the pre-tax profit margin was 36.4%, compared to 34.8% in 2005. Refer to Note 1 to the Consolidated Financial Statements for further detail on the one-time compensation expenses. See Exhibit 99.1, filed with our 2007 Form 10-K, for a reconciliation of non-GAAP measures. GMI’s growth in net revenues and pre-tax earnings in 2006 were a result of increased revenues in FICC, Equity Markets and Investment Banking.

Fixed Income, Currencies and Commodities (FICC)
FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments, and other revenues.

For 2007, FICC net revenues were negative $15.9 billion as strong revenues in global rates and global currencies were more than offset by declines in global credit and global structured finance and investments businesses, as discussed below. FICC’s 2007 net revenues include a net benefit of approximately $1.2 billion related to changes in our credit spreads on the carrying value of certain of our long-term liabilities.

During 2007, FICC was adversely impacted by the deterioration in the credit markets evidenced by lower levels of liquidity, reduced price transparency, increased volatility and a weaker U.S. housing market. The combination of these market conditions resulted in approximately $20.6 billion of net write-downs in 2007 related to our U.S. ABS CDOs, as well as our U.S. sub-prime residential mortgage-related assets including whole loans, warehouse lending, residual positions, residential mortgage-backed securities and sub-prime related securities held in our U.S. banks investment securities portfolio. FICC net revenues also included credit valuation adjustments related to our hedges with financial guarantors of negative $3.1 billion including negative $2.6 billion related to U.S. super senior ABS CDOs. These amounts reflect the write-down of our current exposure to a non-investment grade counterparty from which we had purchased hedges covering a range of asset classes including U.S. super senior ABS CDOs.

To a lesser extent, FICC net revenues were also impacted by write-downs related to our corporate and financial sponsor, non-investment grade lending commitments and write-downs related to commercial real estate exposures.

Partially offsetting these losses were strong performances in our global rates and global currencies businesses, which were up 77% and 36%, respectively, compared to the prior year. Our rates business benefited from strong client flow in interest rate swaps and options and was well positioned to take advantage of increases in both market and interest rate volatility. We also generated strong results from both the flow derivative and short-term interest rate trading businesses. Our global currencies business performed well in all regions, where we were well positioned to take advantage of favorable market conditions, increased volatility and increased client flow. Our global commodities business results were down 26% from the prior year due to limited trading opportunities in commodity markets.

In 2006, FICC net revenues of $7.6 billion increased 30% from 2005, as net revenues increased for all major products. The increases in net revenues were primarily driven by record year-over-year results in global commodities, global credit, global currencies, and global commercial real estate.

Equity Markets
Equity Markets net revenues include commissions, principal transaction revenues and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from equity method investments, changes in fair value on private equity investments, and other revenues.

For 2007, Equity Markets net revenues were a record $8.3 billion, up 23% from the prior year period, driven by our equity-linked business which was up nearly 80%, global cash equity trading business which was up over 30% and global markets financing and services business, which includes prime brokerage, which was up over 45%. Results in our global cash equity trading business were driven by volume growth in our electronic trading business, which increased 90% over 2006. Equity prime broker balances increased over 50% from 2006. Our equity-linked business increased over 2006 due to client related activities in structured products and index options. These increases in Equity Markets net revenues for the year more than offset a year-over-year decline in net revenues from our global private equity business of $1.2 billion, driven primarily by the decline in the value of our publicly traded investments. Equity Markets 2007 net revenues include a gain of approximately $700 million related to changes in the carrying value of certain of our long-term liabilities.

Equity Markets net revenues in 2006 of $6.7 billion increased 54% from 2005 with positive results across every major line of business. The increase in revenues was primarily driven by global private equity, the strategic risk group, global equity-linked trading and the global markets equity financing and services business, which includes prime brokerage.

Investment Banking
For 2007, Investment Banking net revenues were a record $4.9 billion, up 22% from the prior-year period. The increases in strategic advisory services and equity origination, more than offset a decline in debt origination revenues.

Origination
Origination revenues represent fees earned from the underwriting of debt, equity and equity-linked securities as well as loan syndication fees.

For 2007, origination revenues were $3.2 billion, up 9% from 2006. Equity origination revenues were up 34% compared with 2006, while debt origination revenues were down 9%. The increase in revenues for equity origination compared to the prior-year period was primarily related to an increase in deal volume for the first half of 2007, partially offset by the industry-wide slowdown in activity during the second half of 2007. Debt origination experienced similar trends with deal volume increasing for the first half of 2007, while the industry-wide slowdown in activity during the second half of 2007 more than offset the increases in the first half of the year.

Merrill Lynch 2007 Annual Report	page 42

In 2007 we purchased approximately $3 billion of perpetual convertible preferred shares issued by a key client, in a non-strategic capital markets transaction that enabled the client to raise funds to retire a previously issued series of preferred stock. We intend to hold this investment for a substantial period of time and to utilize appropriate risk management techniques to limit the impact of the change in value of the securities on our financial position and results of operations. The revenues associated with this transaction have been included in GMI’s equity origination and equity markets businesses and recorded in principal transactions in the accompanying Consolidated Statement of (Loss)/Earnings for the year ended December 28, 2007.

Origination revenues in 2006 were $2.9 billion, up 23% from 2005, driven by increased overall origination activity and our improved market share during 2006. Debt origination revenues set a new record at $1.7 billion, increasing 20% from 2005.

Strategic Advisory Services
The firm’s 2007 strategic advisory services revenues, which include merger and acquisition and other advisory fees, increased 58% from the year-ago period, to $1.7 billion, on increased overall deal volume as well as an increase in our share of completed merger and acquisition volume. Revenues for the year included our role as sole advisor to the consortium including The Royal Bank of Scotland, Fortis and Banco Santander on their acquisition of ABN AMRO.

Strategic advisory services revenues were $1.1 billion in 2006, up 25% from 2005 on increased transaction volumes.

For additional information on GMI’s segment results, refer to Note 2 to the Consolidated Financial Statements.

Global Wealth Management
GWM, our full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. GWM is comprised of GPC and GIM.

GPC provides a full range of wealth management products and services to assist clients in managing all aspects of their financial profile through the Total Merrill| platform. Total Merrill| is the platform for GPC’s core strategy offering investment choices, brokerage, advice, planning and/or performance analysis to its clients. GPC’s offerings include commission and fee-based investment accounts; banking, cash management, and credit services, including consumer and small business lending and Visa® cards; trust and generational planning; retirement services; and insurance products. GPC services individuals and small- and middle-market corporations and institutions through approximately 16,740 FAs and 200 First Republic relationship managers in 735 offices around the world as of December 28, 2007.

GIM includes our interests in creating and managing wealth management products, including alternative investment products for clients. GIM also includes our share of net earnings from our ownership positions in other investment management companies, including BlackRock.

Global Private Client

Investment Brokerage and Advisory Services
We provide comprehensive brokerage and advisory financial services in the United States to GPC clients principally through our FA network. Outside the United States, we provide comprehensive brokerage and investment services and related products through a network of offices located in 35 countries. We also offer banking and trust services, as well as investment management services, to our clients in many countries.

To be more responsive to our clients’ needs and to enhance the quality of our clients’ experience, GPC offers a multi-channel service model that more closely aligns our FAs with clients based on levels of investable assets. The FAs focus primarily on clients with more than $100,000, but less than $10 million of investable assets. Private Wealth Advisors who have completed a rigorous accreditation program focus primarily on clients with more than $10 million of investable assets. GPC’s Financial Advisory Center, a team-based service platform with client access by telephone and internet, is focused primarily on U.S. clients with less than $100,000 of investable assets. GPC also uses International Financial Advisory Centers to more effectively serve non-U.S. clients with lower levels of investable assets.

To help align products and services to each client’s specific investment requirements and goals, GPC offers a choice of traditional commission-based investment accounts, a variety of asset-priced investment advisory services and self-directed online accounts. Assets in GPC accounts totaled $1.75 trillion at December 28, 2007, an 8% increase from December 29, 2006, due primarily to net new money and market appreciation.

Individual clients access the full range of GPC brokerage and advisory services through the Cash Management Account® (“CMA®”), a product that combines investment and cash management transactions, as well as Visa® cards, check writing and ATM access. At the end of 2007, there were approximately 2.3 million CMA® accounts with aggregate assets of approximately $809 billion. Small- and medium-

sized businesses obtain a wide range of securities account and cash management services through the Working Capital Management Account® (“WCMA account”) and related services. The WCMA account combines business checking, investment and electronic funds transfer services into one account for participating business clients. At the end of 2007, there were approximately 115,400 WCMA accounts with aggregate assets of more than $126 billion.

GPC provides electronic brokerage services through Merrill Lynch Direct®, an internet-based brokerage service for U.S. clients preferring a self-directed approach to investing. Merrill Lynch Direct® offers trading of equities, mutual funds and select fixed income securities, access to our proprietary research as well as other research, and a variety of online investing tools.

Banking, Trust and Insurance Services
GPC clients place deposits in our banking entities which are used for lending and investment activities. GPC also has a number of different business lines including residential mortgage financing, small and mid-size business lending and securities-based lending. GPC also sells life insurance and annuity products and provides personal trust, employee benefit trust and custodial services for its clients. These activities are conducted through our various bank, life insurance agency and trust subsidiaries and are more fully described in the Activities of Principal Subsidiaries section.

Retirement Services
The Merrill Lynch Retirement Group is responsible for approximately $442 billion in retirement assets for approximately 6.5 million individuals. This group provides a wide variety of investment and custodial services to individuals in the United States through Individual Retirement Accounts (“IRAs”) or through one of approximately 39,000 workplace-based retirement programs serviced by the group. We also provide investment, administration, communications and consulting services to corporations and their employees for their retirement programs. These programs include equity award and executive services, 401(k), pension, profit-sharing and non-qualified deferred compensation plans, as well as other retirement benefit plans. In addition, we offer Merrill Lynch Advice Access®, an investment advisory service for individuals in retirement plans that provides plan participants with the option of obtaining advice through their local FA, an advisor at the Financial Advisory Center or through our Benefits Online® website.

Global Investment Management
GIM creates and manages various investment products for clients. GIM’s results include revenues derived from those activities, as well as our share of earnings from our ownership positions in other investment management companies, including our investment in BlackRock.

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

BlackRock
We own a 45% voting interest and approximately half of the economic interest of BlackRock, which is one of the world’s largest publicly traded investment management firms with approximately $1.4 trillion in assets under management at the end of 2007. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management, and alternative investment products.

GWM’s 2007 Developments
GWM continued to focus on growth initiatives during 2007, driving operating leverage through a strategy of revenue and product diversification, annuitization, client segmentation, growth in client assets, the hiring of additional FAs, and investments to improve productivity. Approximately 860 FAs were added during 2007, and productivity per FA increased over 2006. The growth in FAs came through recruiting efforts and the continued low rate of turnover among our most productive FAs. GWM continues to make investments to carefully expand both within and outside the United States, where we believe substantial opportunity for growth exists in a number of markets.

On September 21, 2007, we acquired all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic, which now operates as a division of Merrill Lynch Bank & Trust Co. FSB, provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. The results of operations of First Republic have been included in GWM since the transaction closed. Refer to Note 16 to the Consolidated Financial Statements for additional information.

On December 28, 2007, we sold MLIG to AEGON for $1.3 billion, which resulted in an after-tax gain of $316 million in discontinued operations. We will maintain a strategic business relationship with AEGON in the areas of insurance and investment products, and will

Merrill Lynch 2007 Annual Report	page 44

continue to serve the insurance needs of our clients through our core distribution and advisory capabilities. We have included results for MLIG within discontinued operations for all periods presented. We previously reported the results of MLIG in the GWM business segment. Refer to Note 17 to the Consolidated Financial Statements for additional information.

GWM Results of Operations

				% CHANGE
				2007 VS.	2006 VS.
(DOLLARS IN MILLIONS)	2007	2006	2005	2006	2005
GPC
Fee-based revenues	$6,278	$5,499	$4,743	14%	16%
Transactional and origination revenues	3,887	3,397	3,264	14	4
Net interest profit and related hedges(1)	2,318	2,103	1,763	10	19
Other revenues	416	301	310	38	(3)

Total GPC revenues, net of interest expense	12,899	11,300	10,080	14	12

GIM
Total GIM revenues, net of interest expense	1,122	541	409	107	32

Total GWM revenues, net of interest expense	14,021	11,841	10,489	18	13

Non-interest expenses before one-time compensation expenses	10,391	9,270	8,422	12	10
One-time compensation expenses	–	281	–	N/M	N/M

Pre-tax earnings from continuing operations	$3,630	$2,290	$2,067	59	11

Pre-tax profit margin	25.9%	19.3%	19.7%
Total full-time employees	31,000	28,400	26,900
Total Financial Advisors	16,740	15,880	15,160

N/M = Not Meaningful

(1)	Includes interest component of non-qualifying derivatives which are included in other revenues on the Consolidated Statements of (Loss)/Earnings.

GWM’s net revenues in 2007 were $14.0 billion, an increase of 18% over the prior year, reflecting strong growth in both GPC and GIM’s businesses. GWM generated $3.6 billion of pre-tax earnings from continuing operations, up 59% from the prior year. The pre-tax profit margin was 25.9% in 2007, compared with 19.3% in the prior year. Our share of the after-tax earnings of BlackRock is included in the GIM portion of GWM revenues for the full year of 2007, but for only the fourth quarter of 2006, as the BlackRock merger occurred on September 29, 2006.

GWM’s net revenues in 2006 were $11.8 billion, an increase of 13% over 2005, reflecting strong growth in both GPC and GIM’s businesses, as well as the inclusion of our share of fourth quarter 2006 after-tax earnings of BlackRock. Pre-tax earnings were up 11% to $2.3 billion.

Assets in annuitized-revenue products at year-end 2007 were $655 billion, up 7% from 2006, driven by both market appreciation and net inflows. Total client assets in GWM accounts ended the year at $1.75 trillion. Total net new money was $80 billion in 2007, up 33% from 2006. This was the highest full year net new money inflow in over six years and included higher than normal inflows into money funds and other low risk asset classes, consistent with clients seeking to reduce their risk exposure during the difficult second half of the year. GWM’s net inflows of client assets into annuitized-revenue products were $38 billion in 2007, down 21% from 2006 due to regulatory changes that resulted in our decision to no longer offer fee-based brokerage accounts.

In March 2007, the U.S. Court of Appeals for the District of Columbia Circuit held that the SEC exceeded its rulemaking authority with respect to Rule 202(a)(11)-1 of the Investment Advisers Act of 1940 (the “Fee-Based Rule”). The Fee-Based Rule generally exempted certain broker-dealers from the requirement to register as investment advisers under the Advisers Act with respect to the offering of fee-based brokerage services. In its decision, the court overturned the Fee-Based Rule in its entirety. During the third quarter of 2007, after review of this decision with representatives of the SEC, we informed clients of our decision to no longer offer our Merrill Lynch Unlimited Advantage® (“MLUA”) account, and our Financial Advisors worked with MLUA clients to transfer their assets to an alternative account platform. During the fourth quarter of 2007, more than $100 billion of client assets were transitioned from MLUA accounts into other account platforms with approximately 75% transitioning into other fee-based accounts. While the remaining 25% of client assets migrated to traditional commission-based accounts, virtually no client assets were transferred outside of Merrill Lynch. Excluding the impact of the MLUA transition, net new money into annuitized-revenue products would have been over $20 billion higher in 2007. While this decision affected certain of our service offerings to certain clients, we do not expect it to have a material impact on our future financial results.

Global Private Client
GPC generated record net revenues of $12.9 billion in 2007, up 14% from the prior year, as revenues increased in every major revenue category. GPC’s net revenues were $11.3 billion in 2006, up 12% from the prior year. Both 2007 and 2006 increases in net revenues were due to higher asset values and strong flows into fee-based products, as well as higher net interest profit and transactional and origination revenues.

In 2007, GPC added a net of 860 FAs, driven by continued retention of current FAs and recruitment of new FAs, as GPC continued to successfully execute its strategy for recruiting and training high-quality FAs.

A detailed discussion of GPC’s revenues follows:

Fee-Based Revenues
Fee-based revenues primarily consist of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed quarterly in advance based on prior quarter asset values), such as Merrill Lynch Consults® (a separately managed account product) and prior to 2007 year-end, Unlimited Advantage® (a fee-based brokerage account). Fee-based revenues also include commissions related to distribution fees on mutual funds, asset-based commissions from insurance products and taxable and tax-exempt money market funds, and fixed annual account fees and other account-related fees (these commissions are included in commissions revenues on the Consolidated Statements of (Loss)/Earnings).

GPC generated a record $6.3 billion of fee-based revenues in 2007, up 14% from 2006. In 2006, fee-based revenues totaled $5.5 billion, up 16% from 2005. Both 2007 and 2006 increases in fee-based revenues were due to higher market values and strong flows into annuitized-revenue products.

The value of client assets in GWM accounts at year-end 2007, 2006 and 2005 follows:

(DOLLARS IN BILLIONS)	2007	2006	2005
Assets in client accounts:
U.S	$1,586	$1,483	$1,341
Non-U.S.	165	136	117

Total	$1,751	$1,619	$1,458

Assets in Annuitized-Revenue Products	$655	$611	$528

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

Transactional and origination revenues were $3.9 billion in 2007, up 14% from 2006, primarily due to higher client transaction volumes in secondary markets, particularly outside the United States, as well as growth in origination activity across all products. In addition, transactional and origination revenues included $168 million related to the termination of various agreements under which we were no longer obligated to provide future support and informational services related to origination activities.

Transactional and origination revenues were $3.4 billion in 2006, up 4% from the prior year with increases in both transaction-related revenues and origination revenues.

Net Interest Profit and Related Hedges
Net interest profit (interest revenues less interest expenses) and related hedges include GPC’s allocation of the interest spread earned in our banking subsidiaries for deposits, as well as interest earned, net of provisions for loan losses, on securities-based loans, mortgages, small- and middle-market business and other loans, corporate funding allocations, and the interest component of non-qualifying derivatives.

GPC’s net interest profit and related hedges were $2.3 billion in 2007, up 10% from 2006, primarily due to higher net interest revenue from deposits and additional interest from First Republic since the date of acquisition on September 21, 2007. GPC’s net interest profit and related hedges were $2.1 billion in 2006, up 19% from 2005. The 2006 increase primarily reflected higher margins on deposits resulting from rising short-term interest rates and lower provisions for loan losses associated with the small- and middle-market business loan portfolio.

Other Revenues
GPC’s other revenues were $416 million in 2007, up 38% from 2006, primarily due to additional revenues from the distribution of mutual funds and foreign exchange gains.

GPC’s other revenues were $301 million in 2006, down 3% from 2005, due in part to lower mortgage-related revenues.

Merrill Lynch 2007 Annual Report	page 46

Global Investment Management
GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock. Under the equity method of accounting, an estimate of the net earnings associated with our approximately 50% ownership interest in BlackRock is recorded in the GIM portion of the GWM segment.

GIM’s 2007 revenues of $1.1 billion were up 107% from 2006, driven by the inclusion of revenues for a full year from our investment in BlackRock, and to a lesser extent increases in revenues from our investments in other alternative asset management companies. GIM’s 2006 revenues of $541 million were up 32% from 2005, primarily due to the inclusion of revenues from our ownership position in BlackRock, as well as growth in revenues from our investments in other alternative asset management companies.

Merrill Lynch Investment Managers
On September 29, 2006, we merged MLIM with BlackRock in exchange for a total of 65 million common and preferred shares in the newly combined BlackRock, representing an economic interest of approximately half. Following the merger, the MLIM business segment ceased to exist, and under the equity method of accounting, an estimate of the net earnings associated with our ownership position in BlackRock is recorded in the GIM portion of the GWM segment.

				% CHANGE
				2006 VS.
(DOLLARS IN MILLIONS)	2006	(1)	2005	2005
MLIM
Asset management fees	$1,560		$1,573	(1)%
Commissions	83		105	(21)
Other revenues	257		129	99

Total MLIM net revenues, net of interest expense	1,900		1,807	5

Non-interest expenses before one-time compensation expenses	1,154		1,221	(5)
One-time compensation expenses	109		–	N/M

Pre-tax earnings from continuing operations	$637		$586	9

Pre-tax profit margin	33.5%		32.4%
Total full-time employees	–		2,600

N/M = Not Meaningful

(1)	2006 results include only nine months of operations prior to the BlackRock merger at the end of the third quarter of 2006.

MLIM’s net revenues for 2006, reflecting only nine months of operations, increased 5% over those for the full year 2005, to $1.9 billion, driven by strong net sales and asset appreciation. Pre-tax earnings of $637 million, reflecting only nine months of operations, and pre-tax profit margin of 33.5% included $109 million in one-time compensation expenses incurred in 2006. Excluding these one-time compensation expenses, pre-tax earnings were $746 million, increasing 27% over the prior year, and the pre-tax profit margin was 39.3%, up nearly 7 percentage points from 32.4% in 2005. Refer to Note 1 to the Consolidated Financial Statements for further detail on the one-time compensation expenses. See Exhibit 99.1, filed with our 2007 Form 10-K, for a reconciliation of non-GAAP measures.

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

Geographic Information
Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

					% CHANGE
					2007 VS.	2006 VS.
(DOLLARS IN MILLIONS)	2007	2006	(1)	2005	2006	2005
Revenues, net of interest expense
Europe, Middle East, and Africa (EMEA)	$5,973	$6,896		$4,755	(13)%	45%
Pacific Rim	5,065	3,703		2,692	37	38
Latin America	1,401	1,009		841	39	20
Canada	430	386		228	11	69

Total Non-US	12,869	11,994		8,516	7	41
United States(2)(3)(4)	(1,619)	21,787		16,761	N/M	30

Total	$11,250	$33,781		$25,277	(67)	34

N/M = Not Meaningful

(1)	2006 results include net revenues earned by MLIM of $1.9 billion, which include non-U.S. net revenues of $1.0 billion. 2005 results include net revenues earned by MLIM of $1.8 billion, which include non-U.S. net revenues of $0.8 billion.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.
(3)	2006 U.S. net revenues include a gain of approximately $2.0 billion, resulting from the closing of the BlackRock merger.
(4)	2007 U.S. net revenues include write-downs of $23.2 billion related to U.S. ABS CDOs, U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.

Non-U.S. net revenues for 2007 increased to a record $12.9 billion, up 7% from 2006. This increase was mainly attributable to higher net revenues generated from the Pacific Rim and Latin America regions, partially offset by a decrease in EMEA. Growth in non-U.S. net revenues was generated across all major businesses in 2007. For GMI, non-U.S. net revenues increased 16% from the prior year. For GWM, non-U.S. net revenues increased 24% from 2006 and represented 11% of the total GWM net revenues.

Net revenues in EMEA were $6.0 billion in 2007, a decrease of 13% from 2006, which included MLIM net revenues of approximately $775 million. The decrease from the prior year was also driven by lower net revenues from GMI, mainly within FICC. Within our FICC business, we experienced lower net revenues primarily driven by our structured finance and commercial real estate businesses. In addition, net revenues from our private equity business declined in 2007 by approximately $400 million compared to 2006. These decreases were partially offset by higher net revenues in our Equity Markets business reflecting strong performances from equity-linked, financing and services (which includes prime brokerage), and cash equities trading activities. Investment Banking net revenues increased from a year ago as increases from our strategic advisory services and equity origination activities more than offset declines in our debt origination.

Net revenues in EMEA were $6.9 billion in 2006, up 45% from 2005. This increase resulted from higher net revenues throughout GMI businesses. Within FICC, higher net revenues were driven by increases from commodities, credit related and structured finance activities, while Equity Markets’ strong results reflected increases from equity-linked and cash equities trading activities. Private equity net revenues increased over $200 million in 2006 compared to 2005. Investment Banking net revenues were higher across all areas with the strongest increase generated from debt origination.

Net revenues in the Pacific Rim were $5.1 billion in 2007, an increase of 37% from 2006. These results reflected increases across multiple businesses and products within GMI and GWM. Within GMI, higher net revenues in Equity Markets were driven by our equity-linked and cash equities trading activities, while higher net revenues in FICC were primarily driven by commercial real estate. GWM net revenues rose 27% to over $500 million in 2007.

Net revenues in the Pacific Rim were $3.7 billion in 2006, an increase of 38% from 2005, mainly reflecting growth across GMI businesses. In FICC, higher net revenues primarily reflected increases from our commercial real estate business as well as our rates and currency trading activities. Increased net revenues in Equity Markets were driven by cash equities trading activities and increased net revenues from our private equity business. Investment Banking net revenues increased across all activities with the most significant increase generated from equity origination.

Net revenues in Latin America increased 39% in 2007, reflecting strong results in both our GMI and GWM businesses. In GMI, all businesses generated higher net revenues with the most significant increases resulting from FICC credit and currency trading activities.

Net revenues in Canada increased 11% in 2007, due to strong results in our GMI businesses.

U.S. net revenues were negative $1.6 billion in 2007, down from $21.8 billion in 2006, which included a $2.0 billion gain related to the BlackRock merger and approximately $900 million of net revenues from MLIM. The decreases were mainly driven by lower net revenues

Merrill Lynch 2007 Annual Report	page 48

in GMI, primarily within our FICC business. See the FICC results of operations section for further information. In Equity Markets net revenues increased in 2007 driven by increased gains of approximately $700 million arising from the widening of Merrill Lynch credit spreads on certain of our long-term liabilities and increases from equity-linked, financing and servicing and cash equities trading. Investment Banking net revenues increased year-over-year as strong strategic advisory and equity origination activities offset lower net revenues from debt origination, primarily leveraged finance. The overall decline in GMI net revenues was partially offset by strong results from our GWM business, which generated net revenues of $12.3 billion, an increase of 19% from 2006.

In 2006, U.S. net revenues were $21.8 billion, which included the one-time gain arising from the merger of MLIM with BlackRock, increased 30% compared to 2005 reflecting increases across all GMI businesses and GWM. Equity Markets strong results in 2006 reflected increased net revenues from our private equity business and equity-linked trading activities. Investment Banking higher net revenues in 2006 reflected increases across all businesses, while FICC’s increased net revenues in 2006 were driven by credit trading activities. GWM generated net revenues of $10.4 billion in 2006, an increase of 14% from 2005.

Consolidated Balance Sheets
We continuously monitor and evaluate the size and composition of the Consolidated Balance Sheet. The following table summarizes the year-end and average balance sheets for 2007 and 2006:

	DEC. 28,	2007		DEC. 29,	2006
(DOLLARS IN MILLIONS)	2007	AVERAGE	(1)	2006	AVERAGE	(1)
Assets
Trading-Related
Securities financing assets	$400,002	$490,729		$321,907	$362,090
Trading assets	234,669	254,421		203,848	193,911
Other trading-related receivables	95,753	93,556		71,621	69,510

	730,424	838,706		597,376	625,511

Non-Trading-Related
Cash	64,345	54,068		45,558	37,760
Investment securities	82,532	85,982		83,410	70,827
Loans, notes, and mortgages, net	94,992	81,704		73,029	70,992
Other non-trading assets	47,757	52,150		41,926	43,012

	289,626	273,904		243,923	222,591

Total assets	$1,020,050	$1,112,610		$841,299	$848,102

Liabilities
Trading-Related
Securities financing liabilities	$336,876	$459,827		$291,045	$332,741
Trading liabilities	123,588	146,073		98,862	117,873
Other trading-related payables	91,550	107,198		75,622	80,238

	552,014	713,098		465,529	530,852

Non-Trading-Related
Short-term borrowings	24,914	20,231		18,110	17,104
Deposits	103,987	88,319		84,124	81,109
Long-term borrowings	260,973	211,118		181,400	141,278
Junior subordinated notes (related to trust preferred securities)	5,154	4,263		3,813	3,091
Other non-trading liabilities	41,076	36,180		49,285	37,251

	436,104	360,111		336,732	279,833

Total liabilities	988,118	1,073,209		802,261	810,685

Total stockholders’ equity	31,932	39,401		39,038	37,417

Total liabilities and stockholders’ equity	$1,020,050	$1,112,610		$841,299	$848,102

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

The increases in trading-related assets and liabilities as of December 28, 2007, when compared to December 29, 2006, primarily reflect higher levels of securities financing activity, which includes increased client matched-book transactions. We continued to expand our prime brokerage business during the year, which resulted in increases in securities financing transactions.

The increase in non-trading related assets as of December 28, 2007, when compared to December 29, 2006, primarily relates to an increase in loans, notes, and mortgages and cash. The increase in loans, notes, and mortgages primarily relates to the origination of commercial loans, and to a lesser extent, residential mortgages, which included loans associated with our First Republic acquisition.

The increase in cash is primarily driven by issuances of long-term borrowings. See the Cash Flows section in our MD&A for further details on changes in cash. Non-trading related liabilities were higher as of December 28, 2007, when compared to December 29, 2006, primarily due to increases in long-term borrowings and deposits to maintain sufficient funding to support our businesses and ensure adequate liquidity.

Stockholders’ equity at December 28, 2007 was $31.9 billion, down 18% from $39.0 billion at December 29, 2006. This decrease primarily resulted from our net loss from continuing operations, common stock repurchases, and dividends paid, which were partially offset by common and preferred stock issuances and the net effect of employee stock transactions.

See Note 1 to the Consolidated Financial Statements for further information on balance sheet captions.

Off-Balance Sheet Exposures
As a part of our normal operations, we enter into various off balance sheet arrangements that may require future payments. The table below outlines the significant off balance sheet arrangements, as well as the future expirations as of December 28, 2007:

	EXPIRATION
		LESS THAN	1–3	3+–5	OVER 5
(DOLLARS IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Liquidity, credit and default facilities	$43,669	$40,454	$3,143	$72	$–
Residual value guarantees	1,001	74	406	115	406
Standby letters of credit and other guarantees	45,177	1,785	1,147	954	41,291

Liquidity, Credit and Default Facilities
We provide guarantees to special purpose entities (“SPEs”) in the form of liquidity, credit and default facilities. The liquidity, credit and default facilities relate primarily to municipal bond securitization SPEs, whose assets are comprised of municipal bonds, and an asset-backed commercial paper conduit, whose assets primarily include auto and equipment loans and lease receivables. To protect against declines in value of the assets held by the SPEs for which we provide liquidity, credit or default facilities, we may economically hedge our exposure through derivative positions that principally offset the risk of loss of these facilities. See Notes 6 and 11 to the Consolidated Financial Statements for further information.

Residual Value Guarantees
Residual value guarantees are primarily related to leasing SPEs where either we or a third-party is the lessee, and includes residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million. At December 28, 2007 a liability of $13 million was recorded on the Consolidated Balance Sheet for these guarantees.

Standby Letters of Credit
We also make guarantees to counterparties in the form of standby letters of credit and reimbursement agreements issued in conjunction with sales of loans originated under our Mortgage 100| program. At December 28, 2007, we held $593 million of marketable securities as collateral to secure these guarantees and a liability of $12 million was recorded on the Consolidated Balance Sheet.

Other Guarantees
In conjunction with certain structured investment funds, we guarantee the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At December 28, 2007 a liability of $7 million was recorded on the Consolidated Balance Sheet for these guarantees.

We also provide indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $167 million; however, we believe that the likelihood of loss with respect to these arrangements is remote. At December 28, 2007 no liabilities were recorded on the Consolidated Balance Sheet for these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $40 billion of outstanding loans that First Franklin sold in various asset sales and securitization transactions over the last 36 months. Merrill Lynch has recognized a liability of approximately $520 million at December 28, 2007 arising from these residential mortgage sales and securitization transactions.

Merrill Lynch 2007 Annual Report	page 50

Derivatives
Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. Additionally, the notional value is not a relevant indicator of Merrill Lynch’s exposure to these contracts, as it is not indicative of the amount that will be owed on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others, are included in Note 11 to the Consolidated Financial Statements.

We also fund selected assets, including CDOs and CLOs, via derivative contracts with third party structures that are not consolidated on our balance sheets. Of the total notional amount of these total return swaps, approximately $24 billion is term financed through facilities provided by commercial banks, $35 billion of long term funding is provided by third party special purpose vehicles and $11 billion is financed with asset backed commercial paper conduits. In certain circumstances, we may be required to purchase these assets which would not result in additional gain or loss to us as such exposure is already reflected in the fair value of our derivative contracts.

In order to facilitate client demand for structured credit products, we sell protection on high grade collateral and buy protection on lesser grade collateral to certain SPEs which then issue structured credit notes.

Acting in our market making capacity, we enter into other derivatives with SPEs, both Merrill Lynch sponsored and third party, including interest rate swaps, credit default swaps and other derivative instruments.

Involvement with SPEs
Merrill Lynch transacts with SPEs in a variety of capacities, including those that we help establish as well as those for which we are not involved in the initial formation. Merrill Lynch’s involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), VIE or QSPE), we may be required to reassess whether our involvement necessitates consolidating the SPE or disclosing a significant involvement with the SPE. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receiveables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued notes.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of deriving certain tax benefits on behalf of our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by Merrill Lynch, or our subsidiaries, and issue preferred stock on substantially the same terms to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions. Refer to Notes 6 and 11 to the Consolidated Financial Statements for additional information on Conduits.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

Holder of Issued Debt and Equity
Particularly in SPEs that we establish, Merrill Lynch may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at the discretion of Merrill Lynch and rarely are there contractual obligations requiring us to purchase additional debt or equity interests. Significant obligations would be disclosed in the off balance sheet arrangements table above.

Warehousing of Loans and Securities
Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain amounts on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets. We have significantly reduced the levels of activity and exposure to these holdings.

Securitizations
In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 6 to the Consolidated Financial Statements.

Structured Investment Vehicles (“SIVs”)
SIVs are leveraged investment programs that purchase securities and issue asset-backed commercial paper and medium-term notes. These SPEs are characterized by low equity levels with partial liquidity support facilities and the assets are actively managed by the SIV investment manager. Merrill Lynch has not been the sponsor or equity investor of any SIV. Merrill Lynch has acted as a commercial paper or medium-term note placement agent for various SIVs.

Contractual Obligations and Commitments

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at December 28, 2007. Excluded from this table are obligations recorded on the Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, derivative contracts, commercial paper and other short-term borrowings and other payables; and (ii) deposits.

	EXPIRATION
		LESS THAN	1–3	3+–5	OVER 5
(DOLLARS IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Long-term borrowings	$260,973	$65,040	$69,881	$43,566	$82,486
Contractual interest payments(1)	54,244	8,509	11,302	7,788	26,645
Purchasing and other commitments	8,142	4,035	1,177	1,242	1,688
Junior subordinated notes (related to trust preferred securities)	5,154	–	–	–	5,154
Operating lease commitments	3,901	618	1,173	949	1,161

(1)	Relates to estimates of future interest payments associated with long-term borrowings based upon applicable interest rates as of December 28, 2007. Excludes estimates of stated coupons, if any, on structured notes given the difficulty in predicting the value of the underlying.

We issue U.S. dollar and non-U.S. dollar-denominated long-term borrowings with both variable and fixed interest rates, as part of our overall funding strategy. For further information on funding and long-term borrowings, see the Capital and Funding section in our MD&A and Note 9 to the Consolidated Financial Statements. In the normal course of business, we enter into various noncancellable long-term operating lease agreements, various purchasing commitments, commitments to extend credit and other commitments. For detailed information regarding these commitments, see Note 11 to the Consolidated Financial Statements.

As disclosed in Note 14 of the Consolidated Financial Statements, Merrill Lynch has unrecognized tax benefits as of December 28, 2007 of approximately $1.5 billion in accordance with FIN 48. Of this total, approximately $1.2 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. As indicated in Note 14, unrecognized tax benefits with respect to the U.S. Tax Court case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.2 billion amounts above. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid have been excluded from the Contractual Obligations table.

Merrill Lynch 2007 Annual Report	page 52

Commitments
At December 28, 2007, our commitments had the following expirations:

	EXPIRATION
		LESS THAN	1–3	3+–5	OVER 5
(DOLLARS IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Commitments to extend credit(1)	$78,232	$29,141	$12,274	$25,628	$11,189
Commitments to enter into forward dated resale and securities borrowing agreements	20,943	20,659	284	–	–
Commitments to enter into forward dated repurchase and securities lending agreements	41,590	37,320	4,270	–	–

(1)	See Note 7 and Note 11 to the Consolidated Financial Statements.

Capital and Funding
The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;

•	Ensure liquidity across market cycles and through periods of financial stress; and

•	Comply with regulatory capital requirements.

Long-Term Capital
Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At December 28, 2007 and December 29, 2006 total long-term capital consisted of the following:

(DOLLARS IN MILLIONS)	2007	2006
Common equity(1)	$27,549	$35,893
Preferred stock	4,383	3,145
Trust preferred securities(2)	4,725	3,323

Equity capital	36,657	42,361
Subordinated long-term debt obligations	10,887	6,429
Senior long-term debt obligations(3)	156,370	120,122
Deposits(4)	85,035	71,204

Total long-term capital	$288,949	$240,116

(1)	Includes $3.8 billion of equity in connection with common stock issuances to Temasek and Davis.
(2)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at December 28, 2007 and $490 million at December 29, 2006.
(3)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(4)	Includes $70,246 million and $14,789 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 28, 2007, and $59,341 million and $11,863 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 29, 2006 that we consider to be long-term based on our liquidity models.

At December 28, 2007, our long-term capital sources of $288.9 billion exceeded our estimated long-term capital requirements. In addition, on a pro forma basis for equity issuances completed subsequent to year-end and described on page 54, our pro forma long-term capital was $297.9 billion. See Liquidity Risk in the Risk Management Section for additional information.

Equity Capital
At December 28, 2007, equity capital, as defined by Merrill Lynch, was $36.7 billion and comprised of $27.5 billion of common equity, $4.4 billion of preferred stock, and $4.7 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s CSE rules and capital adequacy methodologies of rating agencies. At December 28, 2007 Merrill Lynch was in compliance with applicable CSE standards. Refer to Note 15 to the

Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

We have developed economic capital models to determine the amount of equity capital we need to cover potential losses arising from market, credit and operational risks. These models align closely with our regulatory capital requirements. We developed these statistical risk models in conjunction with our risk management practices, and they allow us to attribute an amount of equity to each of our businesses that reflects the risks of that business, both on- and off-balance sheet. We regularly review and periodically refine models and other tools used to estimate risks, as well as the assumptions used in those models and tools to provide a reasonable and conservative assessment of our risks across a stressed market cycle. We also assess the need for equity capital to support risks that we believe may not be adequately measured through these risk models.

In addition, we consider how much equity capital we may need to support normal business growth and strategic initiatives. In the event that we generate common equity capital beyond our estimated needs, we seek to return that capital to shareholders through share repurchases and dividends, considering the impact on our financial performance metrics. Likewise, we will seek to raise additional equity capital to the extent we determine it necessary.

Major components of the changes in our equity capital for 2007 and 2006 are as follows:

(DOLLARS IN MILLIONS)	2007	2006
Beginning of year	$42,361	$38,144
Net (loss)/earnings	(7,777)	7,499
Issuance of common stock in connection with Temasek and Davis	3,840	–
Issuance of preferred stock, net of repurchases and re-issuances	1,238	472
Issuance of trust preferred securities, net of redemptions and related investments	1,402	779
Common and preferred stock dividends	(1,505)	(1,106)
Common stock repurchases	(5,272)	(9,088)
Net effect of employee stock transactions and other(1)(2)	2,370	5,661

End of year	$36,657	$42,361

(1)	Includes effect of accumulated other comprehensive loss and other items.
(2)	2006 amount includes the impact of our adoption of SFAS No. 123R and related policy modifications to previous stock awards, as well as accumulated other comprehensive loss and other items.

Our equity capital of $36.7 billion at December 28, 2007 decreased $5.7 billion, or 13%, from December 29, 2006. Equity capital decreased in 2007 primarily as a result of net losses, common stock repurchases and dividends. The equity capital decrease was partially offset by the issuance of common stock, the net issuance of preferred stock and trust preferred securities and the net effect of employee stock transactions. On a pro forma basis for equity issuances completed subsequent to year-end and described below, we had $45.6 billion of pro forma equity capital which was comprised of $29.9 billion in common equity, $11.0 billion in preferred stock and $4.7 billion in trust preferred securities.

Common Stock
On December 24, 2007, we reached agreements with each of Temasek and Davis, on behalf of various investors, to sell an aggregate of 116.7 million shares of newly issued common stock at a price of $48.00 per share, for aggregate proceeds of approximately $5.6 billion. Temasek purchased 55 million shares in December 2007 and the remaining 36.7 million shares in January 2008. In addition, Temasek and its assignees exercised options to purchase an additional 12.5 million shares of our common stock at a purchase price of $48.00 per share in February 2008. Davis purchased 25 million shares in December 2007. See “Other Information (Unaudited) — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional detail on these transactions.

Upon closing the First Republic acquisition on September 21, 2007, we issued 11.6 million shares of common stock as a portion of the consideration.

On January 18, 2007, the Board of Directors declared a 40% increase in the regular quarterly dividend to 35 cents per common share.

During 2007, we repurchased 62.1 million common shares at an average repurchase price of $84.88 per share. On April 30, 2007 the Board of Directors authorized the repurchase of an additional $6 billion of our outstanding common shares. During 2007, we had completed the $5 billion repurchase program authorized in October 2006 and had $4.0 billion of authorized repurchase capacity remaining under the repurchase program authorized in April 2007. We did not repurchase any common stock during the fourth quarter of 2007 and do not anticipate additional repurchases of common shares.

Preferred Stock
On January 15, 2008, we reached agreements with several long-term investors to sell an aggregate of 66,000 shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (the “Mandatory Convertible Preferred Stock”), at a price of $100,000 per share, for an aggregate

Merrill Lynch 2007 Annual Report	page 54

purchase price of approximately $6.6 billion. We issued the Mandatory Convertible Preferred Stock on various dates in January and February 2008. See “Other Information (Unaudited) — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional detail on these transactions.

In conjunction with the acquisition of First Republic on September 21, 2007 we issued $65 million of 6.70% non-cumulative perpetual preferred stock and $50 million of 6.25% non-cumulative preferred stock in exchange for First Republic’s preferred stock Series A and B, respectively.

On March 20, 2007, Merrill Lynch issued $1.5 billion of floating rate, non-cumulative, perpetual preferred stock.

Trust Preferred Securities
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

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the year ended December 28, 2007.

			TOTAL NUMBER		APPROXIMATE
			OF SHARES		DOLLAR VALUE
			PURCHASED		OF SHARES THAT
			AS PART OF		MAY YET BE
	TOTAL NUMBER	AVERAGE	PUBLICLY		PURCHASED
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	OF SHARES	PRICE PAID	ANNOUNCED		UNDER THE
PERIOD	PURCHASED	PER SHARE	PROGRAM	(1)	PROGRAM
First Quarter 2007 (Dec. 30, 2006 – Mar. 30, 2007)
Capital Management Program	22,397,882	$89.31	22,397,882		$1,243
Employee Transactions(2)	7,728,843	$91.33	N/A		N/A

Second Quarter 2007 (Mar. 31, 2007 – Jun. 29, 2007)
Capital Management Program	19,802,094	$90.90	19,802,094		$5,443
Employee Transactions(2)	1,010,173	$87.92	N/A		N/A

Third Quarter 2007 (Jun. 30, 2007 – Sep. 28, 2007)
Capital Management Program	19,912,900	$73.91	19,912,900		$3,971
Employee Transactions(2)	2,946,004	$75.30	N/A		N/A

Month #10 (Sep. 29, 2007 – Nov. 2, 2007)
Capital Management Program	–	$–	–		$3,971
Employee Transactions(2)	1,011,787	$65.61	N/A		N/A

Month #11 (Nov. 3, 2007 – Nov. 30, 2007)
Capital Management Program	–	$–	–		$3,971
Employee Transactions(2)	1,069,077	$55.33	N/A		N/A

Month #12 (Dec. 1, 2007 – Dec. 28, 2007)
Capital Management Program	–	$–	–		$3,971
Employee Transactions(2)	527,888	$56.40	N/A		N/A

Fourth Quarter 2007 (Sep. 29, 2007 – Dec. 28, 2007)
Capital Management Program	–	$–	–		$3,971
Employee Transactions(2)	2,608,752	$59.54	N/A		N/A

Full Year 2007 (Dec. 30, 2006 – Dec. 28, 2007)
Capital Management Program	62,112,876	$84.88	62,112,876		$3,971
Employee Transactions(2)	14,293,772	$81.98	N/A		N/A

(1)	Share repurchases under the program were made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions as market conditions warranted and at prices that we deemed appropriate.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered, attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 12 and 13 to the Consolidated Financial Statements for additional information on these plans.

Balance Sheet Leverage
Assets-to-equity leverage ratios are commonly used to assess a company’s capital adequacy. We believe that a leverage ratio adjusted to exclude certain assets considered to have low risk profiles and assets in customer accounts financed primarily by customer liabilities provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. We calculate adjusted assets by reducing total assets by (1) securities financing transactions and securities received as collateral less trading liabilities net of derivative contracts and (2) segregated cash and securities and separate accounts assets.

As leverage ratios are not risk sensitive, we do not rely on them to measure capital adequacy. When we assess our capital adequacy, we consider more sophisticated measures that capture the risk profiles of the assets, the impact of hedging, off-balance sheet exposures, operational risk, regulatory capital requirements and other considerations.

The following table provides calculations of our leverage ratios at December 28, 2007 and December 29, 2006:

(DOLLARS IN MILLIONS)	2007		2006
Total assets	$1,020,050		$841,299
Less: Receivables under resale agreements	221,617		178,368
Receivables under securities borrowed transactions	133,140		118,610
Securities received as collateral	45,245		24,929
Add: Trading liabilities, at fair value, excluding derivative contracts	50,294		56,822

Sub-total	670,342		576,214
Less: Segregated cash and securities balances	22,999		13,449
Separate accounts assets	–		12,314

Adjusted assets	647,343		550,451
Less: Goodwill and intangible assets	5,091		2,457

Tangible adjusted assets	$642,252		$547,994

Stockholders’ equity	$31,932		$39,038
Add: Trust preferred securities(1)	4,725		3,323

Equity capital	$36,657		$42,361
Tangible equity capital(2)	$31,566		$39,904
Leverage ratio(3)	27.8	x	19.9	x
Adjusted leverage ratio(4)	17.7	x	13.0	x
Tangible adjusted leverage ratio(5)	20.3	x	13.7	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million and $490 million at December 28, 2007 and December 29, 2006, respectively.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

The table above does not reflect the impact of the following transactions that occurred subsequent to our 2007 year end:

•	Issuance of 49.2 million shares of common stock for $2.4 billion during the first quarter of 2008 in connection with our agreement with Temasek;

•	Issuance of 66,000 shares of our 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1 (convertible into a maximum of 126 million shares of common stock) for approximately $6.6 billion during the first quarter of 2008 to long-term investors, including the Korea Investment Corporation, Kuwait Investment Authority and Mizuho Corporate Bank; and

•	On a pro forma basis for equity issuances completed subsequent to year-end and described above, our pro forma leverage ratio, adjusted leverage ratio and tangible adjusted leverage ratio would have been 22.6x, 14.4x, and 16.1x, respectively.

See “Other Information (Unaudited) — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional detail on these transactions.

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

Merrill Lynch 2007 Annual Report	page 56

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(DOLLARS IN MILLIONS)	DEC. 28, 2007	DEC. 29, 2006
Commercial paper	$12,908	$6,357
Promissory notes	2,750	–
Other unsecured short-term borrowings(1)	4,405	1,953
Current portion of long-term borrowings(2)	63,307	37,720

Total unsecured short-term borrowings	83,370	46,030

Senior long-term borrowings(3)	156,370	120,122
Subordinated long-term borrowings	10,887	6,429

Total unsecured long-term borrowings	167,257	126,551

Deposits	$103,987	$84,124

(1)	Excludes $4.9 billion and $9.8 billion of secured short-term borrowings at December 28, 2007 and December 29, 2006, respectively; these short-term borrowings are represented under a master note lending program.
(2)	Excludes $1.7 billion and $460 million of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at December 28, 2007 and December 29, 2006, respectively.
(3)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, secured long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

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

At December 28, 2007 and December 29, 2006 our total short- and long-term borrowings were issued in the following currencies:

(USD EQUIVALENT IN MILLIONS)	2007		2006
USD	$165,285	57%	$120,852	61%
EUR	74,207	26	43,323	22
JPY	16,879	6	11,822	6
GBP	9,303	3	10,228	5
AUD	5,455	2	3,777	1
CAD	5,953	2	2,727	1
CHF	2,283	1	1,487	1
INR	1,964	1	1,461	1
Other(1)	4,558	2	3,833	2

Total	$285,887	100%	$199,510	100%

Note: Excludes junior subordinated notes (related to trust preferred securities).

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

We also diversify our funding sources by issuing various types of debt instruments, including structured notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $59.0 billion and $33.8 billion at December 28, 2007 and December 29, 2006, respectively.

Extendible notes are debt obligations that provide the holder an option to extend the note monthly but not beyond the stated final maturity date. These notes are included in the long-term borrowings while the time to the stated final maturity is greater than one year. Total extendible notes outstanding were $1.8 billion and $11.4 billion at December 28, 2007 and December 29, 2006, respectively. Consistent with the market environment for this type of security, the majority of extendible notes holders elected not to extend their note’s maturity during the second half of 2007. The amount that has not been extended is included in the current portion of long-term borrowings.

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

At December 28, 2007, the weighted average maturity of our long-term borrowings exceeded four years. The following chart presents our long-term borrowings maturity profile as of December 28, 2007 (quarterly for two years and annually thereafter):

The $65 billion of long-term debt maturing in 2008 consists of the following:

(DOLLARS IN BILLIONS)
2008 consolidated unsecured long-term debt maturities	$65.0
Less: non-recourse debt and debt not guaranteed by ML & Co	1.7
Less: warrant maturities(1)	10.1

ML & Co. maximum long-term debt maturities in 2008	53.2
Less: ML & Co. debt that may potentially mature in 2008, final maturity beyond 2008(2)	9.3

ML & Co. contractual long-term debt maturities in 2008	$43.9

(1)	Warrants are customer funded facilitation trades.
(2)	Consists of structured notes that are callable based on certain market triggers and our LYONs® that can be redeemed by holders in March 2008. See Note 9 to the Consolidated Financial Statements for futher information on our LYONs® and structured notes.

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), for 2007 and 2006 were as follows:

(DOLLARS IN BILLIONS)	2007	2006
Beginning of year	$181.4	$132.4
Issuance and resale	150.6	86.8
Settlement and repurchase	(80.1)	(42.2)
Other(1)	9.1	4.4

End of year(2)	$261.0	$181.4

(1)	Relates to foreign exchange and other movements.
(2)	See Note 9 to the Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important component of our long-term borrowings. During 2007, ML & Co. issued $4.4 billion of subordinated debt in multiple currencies with maturities ranging from 2017 to 2037. This subordinated debt was issued to satisfy certain anticipated CSE capital requirements. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At December 28, 2007, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $250.5 billion. Except for the $2.2 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes

Merrill Lynch 2007 Annual Report	page 58

or “LYONs®”) outstanding at December 28, 2007 and the three-year multi-currency, unsecured bank facility discussed in Committed Credit Facilities, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Consolidated Financial Statements for additional information.

We use derivative transactions to more closely match the duration of borrowings to the duration of the assets being funded, thereby enabling interest rate risk to be within limits set by our Market Risk Management group. Interest rate swaps also serve to convert our interest expense and effective borrowing rate principally to floating rate. We also enter into currency swaps to hedge assets that are not financed through debt issuance in the same currency. We hedge investments in subsidiaries in non-U.S. dollar currencies in whole or in part to mitigate foreign exchange translation adjustments in accumulated other comprehensive loss. See Notes 1 and 3 to the Consolidated Financial Statements for further information.

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

Deposit Funding
At December 28, 2007, our global bank subsidiaries had $104.0 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $76.6 billion includes an estimated $59.7 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits. In addition, the acquisition of First Republic has further diversified and enhanced our bank subsidiaries deposit funding base.

Deposits are not available as a source of funding to ML & Co. See Liquidity Risk in the Risk Management section for more information regarding our deposit liabilities.

Prudent Governance
We manage the growth and composition of our assets and set limits on the overall level of unsecured funding. Funding activities are subject to regular senior management review and control through Asset/Liability Committee meetings with treasury management and other independent risk and control groups. Through 2007 our funding strategy and practices were reviewed by the Risk Oversight Committee (“ROC”), our executive management and the Finance Committee of the Board of Directors. In 2008, the responsibility of the ROC in this regard has been assumed by the Regulatory Oversight and Controls Committee.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of February 15, 2008. Rating agencies express outlooks from time to time on these credit ratings. Ratings from Fitch Ratings, Moody’s Investor Service, Inc., and Standard & Poor’s Ratings Services reflect one-notch downgrades from those agencies on October 24, 2007. Rating outlooks from those agencies remain negative, where they were placed on October 5, 2007. Also, on October 24, 2007, Dominion Bond Rating Service Ltd. affirmed the Company’s ratings and outlook as stable. On December 7, 2007, Rating & Investment Information, Inc. (Japan) downgraded the Company’s long-term and subordinated debt ratings. The outlook on these ratings remains negative, where they were placed on October 25, 2007. Following our announcement of fourth quarter and full-year 2007 results on January 17, 2008, all five agencies affirmed their ratings and outlooks.

	SENIOR				PREFERRED
	DEBT		SUBORDINATED		STOCK	COMMERCIAL		RATING
RATING AGENCY	RATINGS		DEBT RATINGS		RATINGS	PAPER RATINGS		OUTLOOK
Dominion Bond Rating Service Ltd.	AA (low	)	A (high	)	A	R-1 (middle	)	Stable
Fitch Ratings	A+		A		A	F1		Negative
Moody’s Investors Service, Inc.	A1		A2		A3	P-1		Negative
Rating & Investment Information, Inc. (Japan)	AA-		A+		Not Rated	a-1+		Negative
Standard & Poor’s Ratings Services	A+		A		A-	A-1		Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At December 28, 2007, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $4 billion in the event of a one-notch downgrade and approximately an additional $670 million in the event of a two-notch downgrade of ML & Co.’s long-term senior debt credit rating. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Cash Flows
Our previously issued Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2006 and December 30, 2005 were restated to correct an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities. Refer to Note 20 to the Consolidated Financial Statements for further information. This restatement has been reflected in the following discussion.

Cash and cash equivalents of $41.3 billion at year-end 2007 increased by $9.2 billion from 2006. Cash flows from financing activities provided $88.7 billion during 2007, primarily due to issuances and resales of long-term borrowings, net of settlements and repurchases of $71.8 billion, cash from deposits of $9.9 billion and cash from the issuance of common stock of $4.8 billion, offset by common stock repurchases of $5.3 billion. Cash flows used for investing activities during 2007 were $7.1 billion and were primarily due to net cash used for available-for-sale securities of $5.6 billion and other investments of $5.0 billion, offset by loans held for investment. Cash flows used for operating activities during 2007 were $72.4 billion and were primarily due to net cash used for resale agreements and securities borrowed transactions and net cash used for loans, notes and mortgages held for sale, partially offset by cash provided by trading liabilities, repurchase agreements and securities loaned transactions.

Our cash and cash equivalents increased $17.5 billion to $32.1 billion at year-end 2006. Cash flows from financing activities provided $52.3 billion in 2006, primarily due to the issuances and resales of long-term borrowings, net of settlements and repurchases, of $45.3 billion and cash from commercial paper and short-term borrowings of $9.1 billion. Cash flows used for investing activities in 2006 were $11.0 billion and were primarily due to purchases of available-for-sale securities, net of sales and maturities, of $2.0 billion, and cash used for other investments of $6.5 billion. Cash flows used for operating activities in 2006 were $23.8 billion and were primarily due to net cash used for trading assets and liabilities of $45.8 billion, offset by increases in customer payables of $13.8 billion.

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

We have taken a number of steps to reinforce a culture of disciplined risk-taking. First, in September 2007, we integrated the independent control functions of market and credit risk in the new Global Risk Management group under a single Chief Risk Officer, the former head of Global Credit and Commitments, who now reports directly to the Chief Executive Officer. Within Global Risk Management, we have combined the Credit and Market Risk teams in order to take a more integrated approach to the risks of each business. In addition, in January 2008, we announced the hiring of a senior, experienced risk professional who will join Merrill Lynch as co-Chief Risk Officer. The co-Chief Risk Officers will report jointly to the Chief Executive Officer. Global Treasury, which manages liquidity risk, and the Operational Risk Group, which manages operational risk, continue to fall under the management responsibility of our Chief Financial Officer.

Second, in January 2008, our Chief Executive Officer established a weekly risk meeting attended by the heads of the trading businesses, the Chief Risk Officer, the Chief Financial Officer, and a Vice Chairman (the “Weekly Risk Review”). At this Weekly Risk Review, updates from the businesses and Global Risk Management on risk-related matters are provided with particular attention paid to risk concentrations, liquidity concerns, efficient balance sheet usage and strategic risk-return considerations.

Risk Management Process
Global Risk Management, Global Treasury and Operational Risk Management work to ensure risks are properly identified, measured, monitored, and managed throughout Merrill Lynch together with other independent control groups, including Corporate Audit, Finance and the Office of General Counsel. To accomplish this, we have established a risk management process that includes:

•	A risk governance structure that defines the responsibilities of the independent groups that monitor risk and the oversight activities of the board committees, the Regulatory Oversight and Controls Committee and Weekly Risk Review;

Merrill Lynch 2007 Annual Report	page 60

•	A regular review of the risk management process by the Audit Committee of the Board of Directors (the “Audit Committee”) as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors (the “Finance Committee”);

•	Clearly defined risk management policies and procedures supported by a rigorous analytical framework;

•	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

•	Clearly articulated risk tolerance levels, which are included within the framework established by Global Risk Management and are consistent with our business strategy, capital structure, and current and anticipated market conditions.

Independent risk and control groups interact with the core businesses to establish and maintain this overall risk management control process. We are reinforcing risk management control processes to ensure that our risk tolerance is well-defined and understood by our businesses as well as by our executive management. In particular, we are working to ensure that all material single-name, sector and product concentrations are appropriately recognized and managed. We are undertaking efforts to ensure that all highly correlated risks across different products and strategies are appropriately aggregated and monitored. We are also paying special attention to ensure that the risks taken by any business are well proportioned to its earnings potential. While no risk management system can ever be absolutely complete, the goal of these independent risk and control group processes is to mitigate risk-related losses so that they fall within acceptable, predefined levels, under foreseeable scenarios. Overall, these enhancements include improvements to our methodologies and changes in risk management and governance structure that are intended to bring experience and seasoned judgment to risk management decisions.

Risk Governance Structure
Our risk governance structure is comprised of the Audit Committee and the Finance Committee of the Board, the Regulatory, Oversight and Controls Committee, the business units, the independent risk and control groups, various other corporate governance committees as well as the active management of risk issues by senior management at the Weekly Risk Review. In 2008 the responsibilities that were held by the former Risk Oversight Committee (the “ROC”) through 2007 were assumed by Global Risk Management, the newly established Regulatory Oversight and Controls Committee and the Weekly Risk Review. This structure is intended to provide more effective management of risk by senior business managers and Global Risk Management jointly and clearer accountability within the risk governance structure.

Board of Directors Committees
At the Board level, two committees are responsible for oversight of the management of the risks and risk policies and procedures of the firm. The Audit Committee, which is composed entirely of independent directors, oversees management’s policies and processes for managing all major categories of risk affecting the firm, including operational, legal and reputational risks and management’s actions to assess and control such risks. The Finance Committee, which is also composed entirely of independent directors, reviews the firm’s policies and procedures for managing exposure to market, credit and liquidity risk in general and, when appropriate, reviews significant risk exposures and trends in these categories of risk. Both the Audit Committee and the Finance Committee are provided with regular risk updates from management and the independent control groups.

Senior Management and Weekly Risk Review
Senior Managers discuss and review regular updates on a variety of risk related matters in the Weekly Risk Review. Particular attention is paid to risk concentrations, liquidity concerns, efficient balance sheet usage and strategic risk-return considerations. Risk tolerance levels established by Global Risk Management are also reviewed by senior management in the context of the Weekly Risk Review as necessary.

Global Risk Management
Global Risk Management establishes our market and credit risk tolerance levels, which are represented in part by framework limits. These limits are presented periodically to the Weekly Risk Review for Senior Managers’ review. Risk framework exceptions and violations are reported and investigated at predefined levels of management.

Risk Oversight Committee (“ROC”)
Through 2007, the ROC, which was comprised of senior business and control managers and chaired by our Chief Financial Officer and Chief Risk Officer, was charged with establishing risk tolerance levels for the firm and authorizing material changes to our risk profile. The ROC’s mandate was to monitor the risks that we assumed and confirm they were managed within the established tolerance levels and to verify that appropriate processes were in place to identify, measure, monitor and manage our risks.

Despite the foregoing, losses on U.S. sub-prime residential mortgage-related exposures and U.S. ABS CDOs in 2007 reflected a significant concentration in securities that accumulated as a result of our activities as a leading underwriter of CDOs. Our stress tests and other risk measures significantly underestimated the magnitude of actual loss from the unprecedented credit market environment over the second half of 2007, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and U.S. ABS CDO positions. In addition to actions taken in 2007, we continue to pursue opportunities to reduce our remaining exposure to these instruments but options to do so are limited due to the current illiquidity of the market for these assets. See U.S. ABS CDO and Other Mortgage Related Activities on page 34.

Regulatory Oversight and Controls Committee (“ROCC”) and Other Governance Committees
We are establishing the Regulatory Oversight and Controls Committee in 2008 to oversee management procedures and controls related to risk, including the frameworks for managing market, credit, and operational risks, internal audit plans and information technology controls. The ROCC will oversee the activities of a number of additional existing governance committees, including new product, transaction review, and monitoring and oversight committees, that create policy, review activity, and verify that new and existing business initiatives remain within established risk tolerance levels. Representatives of the independent risk and control groups participate as members of these committees along with members from the businesses. The ROCC will report periodically to the Audit Committee of the Board.

We will continue to take risk as appropriate and expand risk-taking judiciously where there are clear opportunities and where the business skill-set is in place to manage and understand the risk and its changing nature. Business lines will continue to have responsibility and accountability for managing the risk, and we will continue to deepen capabilities in a number of areas. In addition, we believe that the high level of focus on risk by our Chief Executive Officer and other senior managers, the additional senior management resources in the form of dedicated co-Chief Risk Officers, the integration of the credit and market risk functions, and our emphasis on reinforcing a culture of disciplined risk taking are enhancing our capacity to monitor the associated risk levels and conformity to corporate risk guidelines and risk tolerance levels.

Market Risk
We define market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and/or other risks.

Global Risk Management and other independent risk and control groups are responsible for approving the products and markets in which we transact and take risk. Moreover, Global Risk Management is responsible for identifying the risks to which these business units will be exposed in these approved products and markets. Global Risk Management uses a variety of quantitative methods to assess the risk of our positions and portfolios. In particular, Global Risk Management quantifies the sensitivities of our current portfolios to changes in market variables. These sensitivities are then utilized in the context of historical data to estimate earnings and loss distributions that our current portfolios would have incurred throughout the historical period. From these distributions, Global Risk Management derives a number of useful risk statistics, including value at risk (“VaR”) which are used to measure and monitor market risk exposures in our trading portfolios.

VaR is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. We have a Risk Framework that is designed to define and communicate our market risk tolerance and broad overall limits across Merrill Lynch by defining and constraining exposure to specific asset classes, market risk factors and VaR.

The VaR disclosed in the accompanying table (excluding U.S. sub-prime residential ABS CDO net exposures) is an estimate of the amount that our current trading portfolios could lose with a specified degree of confidence, over a given time interval. To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time is used as the estimate for the 95% confidence level VaR. The overall VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.

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

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions including scenarios that may result in material losses for Merrill Lynch. As a result of the unprecedented credit market environment during 2007, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions, VaR, stress testing and other risk measures significantly underestimated the

Merrill Lynch 2007 Annual Report	page 62

magnitude of actual loss. Historically, these AAA rated ABS CDO securities had not experienced a significant loss of value. We are committed to the continuous development of additional risk measurement methods to date and plan to continue our investment in their development in light of recent market experience. Nevertheless, we also recognize that no risk metrics will exhaust the range of potential market stress events and, therefore, management will engage in a process of continuous re-evaluation of our approaches to risk based on experience and judgment.

The table that follows presents our average and year-end VaR for trading instruments for 2007 and 2006. Additionally, high and low VaR for 2007 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

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

Given the market experiences of U.S. sub-prime residential ABS CDO and residual securities, the modeling of these positions using traditional VaR measures is of limited interpretive value due to the known limitations of VaR enumerated above and the illiquidity of the positions themselves. Therefore, for 2007, the scope of the portfolio covered by the trading VaR has been changed to exclude the U.S. sub-prime residential ABS CDO and residual securities positions. The excluded positions are those shown in the U.S. ABS CDO net exposures and losses table on page 37 and the residuals line item in the U.S. sub-prime residential mortgage-related net exposures and losses table on page 35.

Trading Value at Risk Excluding U.S. Sub-Prime Residential ABS CDO and Residual Securities Positions

	YEAR-END	DAILY AVERAGE	HIGH	LOW	YEAR-END	DAILY AVERAGE
(DOLLARS IN MILLIONS)	2007	2007	2007	2007	2006	2006
Trading Value-at-Risk(1)
Interest rate and credit spread	$52	$52	$77	$36	$48	$48
Equity	26	28	47	13	29	19
Commodity	15	18	26	13	13	11
Currency	5	5	11	2	3	4

Subtotal(2)	98	103			93	82
Diversification benefit	(33)	(38)			(41)	(32)

Overall	$65	$65	$92	$41	$52	$50

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

Daily average VaR (excluding U.S. sub-prime residential ABS CDO and residual securities) was higher in 2007 than in 2006 due to growth in risk exposures in all risk categories. The increase was accentuated by an increase in the volatility of several major markets during the second half of 2007 (which is captured in the historical data used to calculate trading VaR).

If U.S. sub-prime residential ABS CDO and residual securities positions were included under traditional VaR treatment, the daily average VaR for 2007 would have been $83 million and the 2007 year-end VaR would have been $157 million due to the increase in volatility of the sub-prime residential indices used to model the excluded positions. However, as noted, we believe that the application of traditional VaR techniques is not reflective of the true levels of risk in these positions.

The histogram below shows the distribution of daily net revenues from our trading businesses (principal transactions and net interest profit) for 2007 excluding U.S. sub-prime ABS CDO and residual securities.

Non-Trading Market Risk
Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and certain equity and principal investments. Interest rate risks related to funding activities are also included; however, potential gains and losses due to changes in credit spreads on the firm’s own funding instruments are excluded. Risks related to lending activities are covered separately in the Counterparty Credit Risk section that follows.

The primary market risk of non-trading investment securities and repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity. At the end of 2007, the total credit spread sensitivity of these instruments was a pre-tax loss of $24 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, which is unchanged from that at the end of 2006. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At the end of 2007, the net interest rate sensitivity of these positions is a pre-tax loss in economic value of $1 million for a parallel one basis point increase in interest rates across all yield curves, compared to $2 million at the end of 2006. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

Counterparty Credit Risk
We define counterparty credit risk as the potential for loss that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations to us. The Credit Risk Framework is the primary tool that we use to communicate firm-wide credit limits and monitor exposure by constraining the magnitude and tenor of exposure to counterparty and issuer families. Additionally, we have country risk limits that constrain total aggregate exposure across all counterparties and issuers (including sovereign entities) for a given country within predefined tolerance levels.

Global Risk Management assesses the creditworthiness of existing and potential individual clients, institutional counterparties and issuers, and determines firm-wide credit risk levels within the Credit Risk Framework among other tools. This group reviews and monitors specific transactions as well as portfolio and other credit risk concentrations both within and across businesses. This group is also responsible for ongoing monitoring of credit quality and limit compliance and actively works with all of our business units to manage and mitigate credit risk.

Global Risk Management uses a variety of methodologies to set limits on exposure and potential loss resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. The group performs analyses in the context of industrial, regional, and global economic trends and incorporates portfolio and concentration effects when determining tolerance levels. Credit risk limits take into account measures of both current and potential exposure as well as potential loss and are set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, we conduct regular portfolio reviews, monitor counterparty creditworthiness, and evaluate potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses. We continue to invest additional resources to enhance Merrill Lynch’s methods and policies to assist in managing our credit risk and to address evolving regulatory requirements.

Senior members of Global Risk Management chair various commitment committees with membership across business, control and support units. These committees review and approve commitments, underwritings and syndication strategies related to debt, syndicated loans, equity, real estate and asset-based finance, among other products and activities.

Merrill Lynch 2007 Annual Report	page 64

Commercial Lending
Our commercial lending activities consist primarily of corporate and institutional lending, asset-based finance, commercial finance, and commercial real estate related activities. In evaluating certain potential commercial lending transactions, we use a risk-adjusted-return-on-capital model in addition to other methodologies. We typically provide corporate and institutional lending facilities to clients for general corporate purposes, backup liquidity lines, bridge financings, and acquisition-related activities. We often syndicate corporate and institutional loans through assignments and participations to unaffiliated third parties. While these facilities may be supported by credit enhancing arrangements such as property liens or claims on operating assets, we generally expect repayment through other sources including cash flow and/or recapitalization. As part of portfolio management activities, Global Risk Management mitigates certain exposures in the corporate and institutional lending portfolio by purchasing single name and index credit default swaps as well as by evaluating and selectively executing loan sales in the secondary markets.

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

Our commercial finance activities primarily consist of corporate finance, healthcare finance, equipment finance and commercial real estate lending to qualifying business clients. Substantially all of these facilities are secured by liens on property, plant, and equipment, third party guarantees or other similar arrangements. Our other commercial real estate related activities consist of commercial mortgage originations and other extensions of credit connected to the financing of commercial properties or portfolios of properties. We may reduce these exposures through third-party syndications or securitizations. Our assessment of creditworthiness and credit approval is highly dependent upon the anticipated performance of the underlying property and/or associated cash flows.

On December 24, 2007 we announced that we had reached an agreement with GE Capital to sell substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. Refer to Note 17 to the Consolidated Financial Statements for additional information.

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country for year-end 2007, gross of allowances for loan losses and credit valuation adjustments, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed.

(DOLLARS IN MILLIONS)		CLOSED
BY CREDIT QUALITY(1)(2)	LOANS	COMMITMENTS
AA or above	$3,356	$8,489
A	4,184	15,315
BBB	11,377	12,837
BB	19,827	8,933
B or below	21,389	11,226
Unrated	3,061	732

Total	$63,194	$57,532

(1)	Based on credit rating agency equivalent of internal credit ratings.
(2)	Includes loans and closed commitments of $12.6 billion and $6.1 billion, respectively, that have been subsequently sold in connection with our sale of Merrill Lynch Capital to GE Capital. These loans and commitments are primarily non-investment grade.

		CLOSED
BY INDUSTRY	LOANS	COMMITMENTS
Consumer Goods and Services	22%	27%
Financial Institutions	20	21
Real Estate	20	6
Industrial/Manufacturing	9	10
Healthcare/Education	8	8
Technology/Media/Telecom.	5	9
Energy/Utilities	4	11
All Other	12	8

Total	100%	100%

		CLOSED
BY COUNTRY	LOANS	COMMITMENTS
United States	62%	75%
United Kingdom	11	7
Germany	5	5
France	3	2
Japan	4	1
All Other	15	10

Total	100%	100%

As of December 28, 2007, our largest commercial lending industry concentration was to consumer goods and services. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than five years. Additional detail on our commercial lending related activities can be found in Note 7 to the Consolidated Financial Statements.

Residential Mortgage Lending
We originate and purchase residential mortgage loans, certain of which include features that may result in additional credit risk when compared to more traditional types of mortgages. In connection with the acquisition of First Franklin on December 30, 2006, Merrill Lynch acquired sub-prime mortgage loans and originated a significant volume of sub-prime mortgage loans during the first half of 2007. As the year developed, delinquencies and defaults in the sub-prime mortgage loan market increased significantly leading to tighter underwriting criteria for new mortgages. As a result, First Franklin substantially reduced its sub-prime lending activities and currently is only making loans that are underwritten to prime underwriting criteria. The majority of First Franklin’s loans were sold either through whole loans or securitizations and are not reflected on Merrill Lynch’s Consolidated Balance Sheet at December 28, 2007. In addition, Merrill Lynch acquired loans that have these features in connection with the acquisition of First Republic (see Note 16 to the Consolidated Financial Statements). The additional credit risk arising from these mortgages is addressed first through adherence to underwriting guidelines. These guidelines are established within the business units and monitored by Global Risk Management. Credit risk is closely monitored in order to ensure that valuation adjustments are sufficient and valuations are appropriate. The majority of these loans held in loans, notes and mortgages include:

•	Loans where the borrower is subject to potential payment increases over the life of the loan including:

•	Interest-only loans where the borrower makes no principal payments on the loan during an initial period and is required to make both interest and principal payments either during the later stages of the loan or in one lump sum at maturity. These loans therefore require the borrower to make larger payments later in the life of the loans if the loans are not otherwise repaid through a refinancing or sale of the property. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, income, the debt-to-income ratio, disposable income and cash reserves, and the loan-to-value (“LTV”) ratio on the property, typically using a qualifying formula that conforms to the guidance issued by the federal banking agencies with respect to non-traditional mortgage loans. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Interest-only loans comprise the significant majority of loans that we hold where the borrower may be subject to payment increases.

•	Loans with low rates early in the loan term. The loans are underwritten based on the borrower’s ability to make the principal and interest payments, and borrowers of a lower credit standing are typically underwritten to a lower LTV ratio.

•	High LTV ratio loans where the principal amount of the loan is greater than 80% of the value of the mortgaged property and the borrower is not required to obtain private mortgage insurance (“PMI”), and/or loans where a mortgage and home equity loan are simultaneously established for the same property. Under our current policy, the maximum LTV ratio for originated residential mortgages with no PMI or other security is 85%, which can on an exception basis be extended to 90%. High LTV ratio loans also include Merrill Lynch’s Mortgage100| product. The Mortgage100| product permits borrowers to pledge eligible securities in lieu of a cash down payment. The securities are subject to daily monitoring and additional collateral is required if the value of the pledged securities declines below certain levels. The net LTV ratio on real estate collateral in the Mortgage 100| program typically does not exceed 70% including the pledge.

Merrill Lynch 2007 Annual Report	page 66

The following table shows the percentages of these types of loans compared to the overall residential mortgage portfolio held in loans, notes, and mortgages:

	LOAN AND UNFUNDED
	COMMITMENT BALANCE		ORIGINATED/PURCHASED
	AS A % OF ALL RESIDENTIAL		LOANS AS A % OF ALL
	MORTGAGES AND UNFUNDED		RESIDENTIAL MORTGAGES
	RESIDENTIAL COMMITMENTS		ORIGINATED/PURCHASED
	AT DECEMBER 28, 2007	(2)(3)	DURING 2007 (3)
Loans where borrowers may be subject to payment increases(1)	67%		42%
Loans with high LTV ratios	17		18
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	14		11

Total	98%		71%

(1)	Includes interest-only loans and loans with low initial rates. Primarily relates to prime residential mortgage loans with low LTV ratios that were acquired or originated in connection with the acquisition of First Republic.
(2)	Total residential mortgages were $26.9 billion and unfunded commitments were $7.0 billion as of December 28, 2007.
(3)	Includes loans from securitizations where due to Merrill Lynch’s inability to sell certain securities disqualified the VIEs as QSPEs thereby resulting in Merrill Lynch having to consolidate the VIEs. Merrill Lynch’s exposure is limited to (i) any retained interest and (ii) the representations and warranties made upon securitizations (See Note 11 to the Consolidated Financial Statements).

Approximately 56% of the high LTV ratio loans in the table above were made to borrowers in the United States; the majority of the remaining loans were made to borrowers in the United Kingdom. Approximately 89% of the loans where the borrower is subject to payment increase were made to borrowers in the United States; the majority of the remaining loans were made to borrowers in the United Kingdom.

Derivatives
We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with substantially all of our derivative counterparties as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Agreements are negotiated bilaterally and can require complex terms. While we make reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce the risk of loss, we require collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, we evaluate risk exposures net of related collateral that meets specified standards.

The following is a summary of counterparty credit ratings for the replacement cost (net of $19.4 billion of collateral, of which $13.5 billion represented cash collateral) of OTC trading derivatives in a gain position by maturity at December 28, 2007.

(DOLLARS IN MILLIONS)	YEARS TO MATURITY				MATURITY
CREDIT RATING(1)	0–3	3+–5	5+–7	OVER 7	NETTING (2)	TOTAL
AA or above	$6,993	$3,037	$4,449	$13,243	$(4,232)	$23,490
A	6,702	2,182	948	6,407	(1,855)	14,384
BBB	3,984	846	1,110	3,538	(837)	8,641
BB	2,335	479	237	399	(286)	3,164
B or below	620	1,061	475	2,319	(99)	4,376
Unrated	1,500	145	81	289	(62)	1,953

Total	$22,134	$7,750	$7,300	$26,195	$(7,371)	$56,008

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

The Liquidity Risk Management Group is responsible for measuring, monitoring and controlling our liquidity risks. This group establishes methodologies and specifications for measuring liquidity risks, performs scenario analysis and liquidity stress testing, and sets and monitors liquidity limits. The group works with our business units to limit liquidity risk exposures and reviews liquidity risks associated with products and business strategies. The Liquidity Risk Management Group also reviews liquidity risk with other independent risk and control groups and Treasury Management in Asset/Liability Committee meetings.

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

As of December 28, 2007 and December 29, 2006, the aggregate Global Liquidity Sources were $200 billion and $178 billion, respectively, consisting of the following:

(DOLLARS IN BILLIONS)	DECEMBER 28, 2007	DECEMBER 29, 2006
Excess liquidity pool	$79	$63
Unencumbered assets at bank subsidiaries	57	57
Unencumbered assets at non-bank subsidiaries	64	58

Global Liquidity Sources	$200	$178

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. In the first quarter of 2007, we changed our investment strategy and eliminated our exposure to long-term fixed rate assets. At December 28, 2007 and December 29, 2006, the total carrying value of the excess liquidity pool, net of related hedges, was $79 billion and $63 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At December 28, 2007, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At December 28, 2007, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At December 28, 2007 and December 29, 2006, unencumbered liquid assets of $57 billion in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

Merrill Lynch 2007 Annual Report	page 68

At December 28, 2007 and December 29, 2006, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $64 billion and $58 billion, respectively, of unencumbered securities, including $10 billion of customer margin securities at December 28, 2007 and $12 billion at December 29, 2006. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Off-Balance Sheet Financing
We fund selected assets via derivative contracts with third party structures that are not consolidated on our balance sheet and that provide financing through both term funding arrangements and asset-backed commercial paper. Certain CDO and CLO positions are funded in these vehicles, predominantly pursuant to long term funding arrangements. In our liquidity models, we assume that under various stress scenarios, financing would be required from ML& Co. and its subsidiaries for certain of these assets. In our models, under a severe stress scenario, we estimate that the amount of potential future required funding could be up to $20 billion. Although the exact timing of any cash outflows is uncertain, we are confident that we can meet potential funding obligations without materially impacting the firm’s liquidity position based upon the significant excess liquidity at the holding company and in our banking and non-banking subsidiaries as well as our ability to generate cash in the public markets. Additionally, any purchase of these assets would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Committed Credit Facilities
In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of December 28, 2007 and which expires in April 2010. This facility permits borrowings by ML & Co. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At December 28, 2007, we had $1.0 billion of borrowings outstanding under this facility. This facility requires us to maintain a minimum consolidated net worth which we significantly exceeded. There were no borrowings outstanding as of December 29, 2006.

We also maintain two committed, secured credit facilities which totaled $6.5 billion at December 28, 2007 and $7.5 billion at December 29, 2006. These facilities expire in May 2008 and December 2008. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 28, 2007 and December 29, 2006, we had no borrowings outstanding under either facility.

In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at December 28, 2007 and December 29, 2006. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At December 28, 2007 and December 29, 2006, we had no borrowings outstanding under these facilities.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At December 28, 2007, our long-term capital sources of $288.9 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

In our scenario analysis, we assume loss of access to unsecured funding markets during periods of financial stress. Various levels of severity are assessed through sensitivity analysis around key liquidity risk drivers and assumptions. Key assumptions that are stressed include diminished access to the secured financing markets, run-off in deposits, draws on liquidity facilities, cash outflows due to the loss of funding from off-balance sheet third party structures including asset-backed commercial paper conduits, derivative collateral outflows and changes in our credit ratings. In our modeling we evaluate all sources of funds that can be accessed during a stress event with particular focus on matching by legal entity locally available sources with corresponding liquidity requirements.

Management judgment is applied in scenario modeling. The Liquidity Risk Management Group works with Global Risk Management to incorporate the results of their judgment and analytics where credit or market risk implications exist. We assess the cash flow exposures under the various scenarios and use the results to refine liquidity assumptions, size our excess liquidity pools and/or adjust the asset-liability profiles.

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

Operational Risk
We define operational risk as the risk of loss resulting from the failure of people, internal processes and systems, or from external events. Operational risk can arise from many sources including theft and fraud, improper business practices, claims from clients, and from events which disrupt business.

The primary responsibility for managing operational risk on a day-to-day basis lies with our businesses and support functions. Each business and support group has established processes, systems and controls to address operational risks within their unit. These include the use of technology to automate processes and key controls; the provision and testing of business continuity plans to protect against major disruptions; the establishment of control committees to oversee the effectiveness of the control environment; and the training, supervision, and development of staff.

Merrill Lynch 2007 Annual Report	page 70

In addition, we have an independent risk management function, Operational Risk Management (ORM), which is responsible for providing a framework and infrastructure to support the effective management and oversight of our exposure to operational risk. The framework includes:

•	Identification, Assessment, & Monitoring of Risks — ORM works closely with business management as well as with Global Risk Management and other independent control functions to identify, assess, and monitor the critical operational risks impacting the business;

•	Loss Analysis — ORM systematically captures, analyzes, and reports operational risk loss data based on a structured classification of risk. Risk categories used for analysis of both firm and industry loss data include business disruption, business practices, client selection and exposure, client suitability and servicing, employment practices, key person, technology, theft and fraud, transaction execution, and valuation and reporting; and

•	Reporting to Governance Committees — ORM presents analyses of all elements of the operational risk framework to key governance, risk, and control committees both regionally and globally.

When we deem prudent, we purchase insurance to protect us against certain operational and other risks.

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

Recent Accounting Developments
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008; earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. We are currently evaluating the impact of SFAS No. 160 on the Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141R will require:

•	More assets and liabilities measured at fair value as of the acquisition date,

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and

•	An acquirer in pre-acquisition periods to expense all acquisition-related costs.

SFAS No. 141R is required to be adopted on a prospective basis concurrently with SFAS No. 160 and is effective for business combinations with an acquisition date in fiscal 2009. Early adoption is prohibited. We are currently evaluating the impact of SFAS No. 141R on the Consolidated Financial Statements.

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts (including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs). The ASF Framework attempts to reduce the number of U.S. subprime residential mortgage borrowers who might default because the borrowers cannot afford to pay the increased interest rate on their loans after their subprime residential mortgage variable loan rate resets.

The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, were originated between January 1, 2005 and July 31, 2007, have an initial interest rate reset date between January 1, 2008 and July 31, 2010, and are included in securitized pools (these loans are referred to as “Segment 2 subprime ARM loans” within the ASF Framework). The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable rate loan to meet specific conditions to qualify for a fast track loan modification under which the qualifying borrower’s interest rate will be kept at the existing initial rate, generally for five years following the upcoming reset.

In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a Segment 2 subprime ARM loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS No. 140”). The OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS No. 140.

Merrill Lynch may make loan modifications in accordance with the ASF Framework in 2008 but does not expect them to have a material effect on our accounting for U.S. sub-prime residential mortgage loans or securitizations or retained interests in securitizations of U.S. sub-prime residential mortgage loans.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that accounts for the investment under the equity method because it has significant influence over the investee. On October 17, 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 to allow the Board to address certain implementation issues that have arisen and possibly revise SOP 07-1.

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. FSP FIN 39-1 will not have a material effect on our Consolidated Financial Statements as it clarified the acceptability of existing market practice, which we apply, for netting of cash collateral against net derivative assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption, management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Consolidated Financial Statements for additional information.

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

Merrill Lynch 2007 Annual Report	page 72

EITF 02-3. The impact of adopting SFAS No. 157 was not material to our Consolidated Statement of Earnings. Refer to Note 3 to the Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss, net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently evaluating the impact of adoption of this provision of SFAS No. 158 on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million. See Note 14 to the Consolidated Financial Statements for further information.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156, we accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. We adopted SFAS No. 156 on December 30, 2006. We have not elected to subsequently fair value those mortgage servicing rights (“MSR”) held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements.

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

We adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”) as of the beginning of the first quarter of 2006. Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.

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

Merrill Lynch 2007 Annual Report	page 74

Activities of Principal Subsidiaries
Certain indirect subsidiaries of ML & Co. are intended to be structured so that the applicable entity would not be included in any bankruptcy proceedings of any of its affiliates. While the assets of such a subsidiary are included in these Consolidated Financial Statements of ML & Co., the assets of such a subsidiary are legally owned by that subsidiary and available only to its creditors and are not available to creditors of any of its affiliates, including ML & Co.

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

MLPF&S also provides securities clearing services for its own account and for unaffiliated broker-dealers through its Broadcort Division and through its subsidiary Merrill Lynch Professional Clearing Corp. (“ML Pro”). ML Pro is involved in our prime brokerage business and also makes a market in listed option contracts on various options exchanges.

MLPF&S also provides discretionary and non-discretionary investment advisory services. These advisory services include Merrill Lynch Consults® Service, the Personal Investment Advisory Program, the Merrill Lynch Mutual Fund Advisor® program, the Merrill Lynch Mutual Fund Advisor Selects® program, Merrill Lynch Personal Advisor program, and Merrill Lynch Global Selects. MLPF&S also offers fee-based financial planning services, including the Financial Foundation® report. MLPF&S provides financing to clients, including margin lending and other extensions of credit. Through the Beyond Banking® account, our customers have access to a special securities account product designed for everyday transactions, savings and cash management that combines Visa, check writing and ATM access with available advice and guidance. We also offer Merrill Lynch branded credit cards which are issued by an unaffiliated bank.

Through its retirement group, MLPF&S provides a wide variety of investment and custodial services to individuals through Individual Retirement Accounts and small business retirement programs. MLPF&S also provides investment, administration, communications, and consulting services to corporations and their employees for their retirement programs, including 401(k), pension, profit-sharing and nonqualified deferred compensation plans.

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

Merrill Lynch Capital Services, Inc. (“MLCS”) and Merrill Lynch Derivative Products AG (“MLDP”) are interest rate and currency derivative product dealers. MLCS primarily acts as a counterparty for certain derivative financial products, including interest rate and currency swaps, caps and floors and options. MLCS maintains positions in interest-bearing securities, financial futures and forward contracts to hedge its interest rate and currency risk related to derivative exposures. In the normal course of its business, MLCS enters into repurchase and resale agreements with certain affiliated companies. MLDP acts as an intermediary for certain derivative products, including interest rate and currency swaps, between Merrill Lynch dealers and counterparties that are highly rated or otherwise acceptable to MLDP. Its activities address certain swap customers’ preference to limit their trading to those dealers having the highest credit quality. MLDP has been assigned the Aaa, AAA and AAA counterparty rating by the rating agencies Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. Customers meeting certain credit criteria enter into swaps with MLDP and, in turn, MLDP enters into offsetting mirror swaps with such Merrill Lynch dealers. However, such Merrill Lynch dealers are required to provide MLDP with collateral to mitigate certain exposures MLDP may have to such Merrill Lynch dealers. In addition, MLCS’s subsidiaries, Merrill Lynch Commodities, Inc., and other Merrill Lynch subsidiaries trade as principal in physically and financially settled contracts in energy, weather and a broad range of other commodities. These subsidiaries also provide asset optimization and other energy management and risk management services for third parties.

Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) provide the U.S. management platform for Merrill Lynch’s banking products and services.

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

MLBT-FSB, through its First Republic division, its Merrill Lynch Credit Corporation and First Franklin subsidiaries, offers residential mortgage financing throughout the United States enabling clients to purchase and refinance their homes as well as to manage their other personal credit needs. In addition, through its First Republic division and Merrill Lynch Business Financial Services Inc. (“MLBFS”), a subsidiary of MLBUSA, offers commercial financing for qualifying small and middle-market businesses, including lines of credit, revolving loans, term loans and equipment leases and loans. MLBFS has been moved to Merrill Lynch Commercial Finance Corp, a subsidiary of MLBUSA, as of December 29, 2007. MLBFS also provides qualifying business clients with acquisition, working capital and equipment financing, commercial real estate financing, and other specialized asset financing through its ML Capital business. The sale of the ML Capital business to GE Capital closed on February 4, 2008.

Financial Data Services Inc., a wholly-owned subsidiary of MLBUSA, is a registered transfer agent and provides support and services for mutual fund products.

Merrill Lynch International Bank Limited (“MLIB”), formerly known as Merrill Lynch Capital Markets Bank Limited, is the primary non-U.S. banking entity for Merrill Lynch. Headquartered in Ireland, with branch offices in Amsterdam, Bahrain, Brussels, Frankfurt, London, Madrid, Milan, Paris and Singapore, MLIB acts as a principal for debt derivative transactions and engages in advisory, lending, loan trading, and institutional sales activities. MLIB also provides collateralized (including mortgage) lending, letters of credit, guarantees and foreign exchange services to, and accepts deposits from, its clients.

MLIB, through its subsidiaries, Mortgages plc and Wave Lending Limited, provides mortgage lending, administration and servicing in the U.K. nonconforming residential mortgage market.

Merrill Lynch Bank (Suisse) S.A., a subsidiary of MLIB, is a Swiss licensed bank that provides a full array of banking, asset management and brokerage products and services to international clients, including securities trading and custody, secured loans and overdrafts, fiduciary deposits, foreign exchange trading and portfolio management services.

Merrill Lynch Mortgage Capital Inc. (“MLMCI”) transacts in syndicated commercial loans. As an integral part of its business, MLMCI enters into repurchase agreements whereby it obtains funds by pledging its own whole loans as collateral. The repurchase agreements provide financing for MLMCI’s inventory and serve as short-term investments for MLMCI’s customers. MLMCI also enters into reverse repurchase agreements through which it provides funds to customers collateralized by whole loan mortgages, thereby providing the customers with temporary liquidity. MLMCI, through its subsidiary Merrill Lynch Mortgage Lending, Inc. (“MLML”), transacts in whole loan mortgages, mortgage loan participations and mortgage loan servicing. MLML also originates and purchases from lenders, both commercial and multi-family mortgage loans and then securitizes these loans for sale to investors. MLML purchases prime, subprime, nonperforming and subperforming residential mortgage loans from originators of these loans and aggregates these loans for sale in the securitization market. Wilshire Credit Corporation, a subsidiary of MLMCI, services subprime, nonperforming and reperforming residential mortgages.

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

Merrill Lynch 2007 Annual Report	page 76

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

As part of their oversight role, committees of the Board supervise management in the formulation of corporate policies, procedures and controls. The Audit Committee, which consists of four independent directors, oversees the internal audit function and considers the adequacy of our internal controls. In addition, the Audit Committee reviews the framework established by management to assess and manage the major categories of risk affecting Merrill Lynch; the policies and procedures for managing operational, legal and reputational risk; and oversees the compliance function. It also reviews the annual Consolidated Financial Statements and other material financial information with management and Merrill Lynch’s independent registered public accounting firm, and evaluates the performance, independence and fees of our independent registered public accounting firm and the professional services it provides. The Audit Committee also has the authority to appoint or replace the independent registered public accounting firm and monitors the treatment of concerns relating to accounting, internal accounting controls and auditing matters reported by employees, shareholders and other interested parties.

The Finance Committee, which consists of four independent directors, reviews, recommends, and approves policies regarding financial commitments and investments. It also reviews and approves certain financial commitments, acquisitions, divestitures, and proprietary investments. In addition, the Finance Committee oversees balance sheet and capital management, corporate funding policies and financing plans. It also reviews Merrill Lynch’s policies and procedures for managing exposure to market and credit risks, and when appropriate, reviews significant risk exposures and trends in these categories of risk.

Disclosure Controls and Procedures
During the 2007 year-end financial close process, management implemented additional reviews and analyses of certain financial data presented in the Consolidated Financial Statements, including an enhanced review of the Consolidated Statements of Cash Flows. As a result of the enhanced reviews, the Company discovered an error, due to an adjustment that incorrectly reflected cash flows received from certain customer transactions, affecting its Consolidated Statements of Cash Flows for 2005 and 2006. The adjustment resulted in an overstatement of cash flows received from derivatives financing transactions (financing activities) and was offset by a corresponding overstatement in cash flows used for trading liabilities (operating activities). Management determined that its 2005 and 2006 Consolidated Statements of Cash Flows should be restated and has done so in its 2007 Annual Report.

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

No other change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 28, 2007.

Deloitte & Touche LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This report appears under “Report of Independent Registered Public Accounting Firm” on the following page.

New York, New York
February 25, 2008

Merrill Lynch 2007 Annual Report	page 78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited the internal control over financial reporting of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Merrill Lynch’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Merrill Lynch’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Merrill Lynch maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2007 of Merrill Lynch and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements, included an explanatory paragraph regarding the changes in accounting methods in 2007 relating to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and in 2006 for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and included an explanatory paragraph relating to the restatement discussed in Note 20 to the consolidated financial statements.

New York, New York
February 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:
We have audited the accompanying consolidated balance sheets of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of (loss)/earnings, changes in stockholders’ equity, comprehensive (loss)/income and cash flows for each of the three years in the period ended December 28, 2007. These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 3, 13 and 14 to the consolidated financial statements, in 2007 Merrill Lynch adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and in 2006 Merrill Lynch changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

As discussed in Note 20, the 2006 and 2005 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merrill Lynch’s internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on Merrill Lynch’s internal control over financial reporting.

New York, New York
February 25, 2008

Merrill Lynch 2007 Annual Report	page 80

Consolidated Financial Statements
Consolidated Statements of (Loss)/Earnings

	YEAR ENDED LAST FRIDAY IN DECEMBER
	2007	2006		2005
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	(52 WEEKS )	(52 WEEKS	)	(52 WEEKS	)
Revenues
Principal transactions	$(12,067)	$7,248		$3,647
Commissions	7,284	5,985		5,277
Investment banking	5,582	4,648		3,777
Managed accounts and other fee-based revenues	5,465	6,273		5,701
Earnings from equity method investments	1,627	556		567
Other	(2,190)	2,883		1,848

	5,701	27,593		20,817
Interest and dividend revenues	56,974	39,790		26,031
Less interest expense	51,425	35,571		21,571

Net interest profit	5,549	4,219		4,460
Gain on merger	–	1,969		–

Revenues, Net of Interest Expense	11,250	33,781		25,277

Non-Interest Expenses
Compensation and benefits	15,903	16,867		12,314
Communications and technology	2,057	1,838		1,599
Brokerage, clearing, and exchange fees	1,415	1,096		855
Occupancy and related depreciation	1,139	991		931
Professional fees	1,027	885		729
Advertising and market development	785	686		593
Office supplies and postage	233	225		209
Other	1,522	1,383		1,286

Total Non-Interest Expenses	24,081	23,971		18,516

Pre-Tax (Loss)/Earnings from Continuing Operations	(12,831)	9,810		6,761
Income tax (benefit)/expense	(4,194)	2,713		1,946

Net (Loss)/Earnings from Continuing Operations	$(8,637)	$7,097		$4,815

Discontinued Operations:
Pre-tax earnings from discontinued operations	1,397	616		470
Income tax expense	537	214		169

Net Earnings from Discontinued Operations	860	402		301

Net (Loss)/Earnings	$(7,777)	$7,499		$5,116
Preferred stock dividends	270	188		70

Net (Loss)/Earnings Applicable to Common Stockholders	$(8,047)	$7,311		$5,046

Basic (loss)/earnings per common share from continuing operations	$(10.73)	$7.96		$5.32
Basic earnings per common share from discontinued operations	1.04	0.46		0.34

Basic (Loss)/Earnings Per Common Share	$(9.69)	$8.42		$5.66

Diluted (loss)/earnings per common share from continuing operations	$(10.73)	$7.17		$4.85
Diluted earnings per common share from discontinued operations	1.04	0.42		0.31

Diluted (Loss)/Earnings Per Common Share	$(9.69)	$7.59		$5.16

Dividend Paid Per Common Share	$1.40	$1.00		$0.76
Average Shares Used in Computing Earnings Per Common Share
Basic	830.4	868.1		890.7
Diluted	830.4	963.0		977.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	DEC. 28, 2007	DEC. 29, 2006

Assets
Cash and cash equivalents	$41,346	$32,109
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	22,999	13,449
Securities financing transactions
Receivables under resale agreements (includes $100,214 measured at fair value in 2007 in accordance with SFAS No. 159)	221,617	178,368
Receivables under securities borrowed transactions	133,140	118,610

	354,757	296,978

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $78,787 in 2007 and $58,966 in 2006)
Derivative contracts	72,689	36,262
Equities and convertible debentures	60,681	48,527
Corporate debt and preferred stock	37,849	32,854
Mortgages, mortgage-backed, and asset-backed	28,013	44,401
Non-U.S. governments and agencies	15,082	21,075
U.S. Government and agencies	11,219	13,086
Municipals, money markets and physical commodities	9,136	7,643

	234,669	203,848

Investment securities (includes $4,685 measured at fair value in 2007 in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $16,124 in 2007 and $4 in 2006)	82,532	83,410

Securities received as collateral, at fair value	45,245	24,929

Other receivables
Customers (net of allowance for doubtful accounts of $24 in 2007 and $41 in 2006)	70,719	49,427
Brokers and dealers	22,643	18,900
Interest and other	33,487	21,054

	126,849	89,381

Loans, notes, and mortgages (net of allowances for loan losses of $533 in 2007 and $478 in 2006) (includes $1,149 measured at fair value in 2007 in accordance with SFAS No. 159)	94,992	73,029

Separate accounts assets	–	12,314

Equipment and facilities (net of accumulated depreciation and amortization of $5,518 in 2007 and $5,213 in 2006)	3,127	2,924

Goodwill and intangible assets	5,091	2,457

Other assets	8,443	6,471

Total Assets	$1,020,050	$841,299

Merrill Lynch 2007 Annual Report	page 82

Consolidated Balance Sheets

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNT)	DEC. 28, 2007	DEC. 29, 2006
Liabilities
Securities financing transactions
Payables under repurchase agreements (includes $89,733 measured at fair value in 2007 in accordance with SFAS No. 159)	$235,725	$222,624
Payables under securities loaned transactions	55,906	43,492

	291,631	266,116

Short-term borrowings	24,914	18,110
Deposits	103,987	84,124
Trading liabilities, at fair value
Derivative contracts	73,294	42,040
Equities and convertible debentures	29,652	23,268
Non-U.S. governments and agencies	9,407	13,385
U.S. Government and agencies	6,135	12,510
Corporate debt and preferred stock	4,549	6,323
Municipals, money markets and other	551	1,336

	123,588	98,862

Obligation to return securities received as collateral, at fair value	45,245	24,929
Other payables
Customers	63,582	49,414
Brokers and dealers	24,499	24,282
Interest and other	44,545	38,897

	132,626	112,593

Separate accounts liabilities	–	12,314
Long-term borrowings (includes $76,334 measured at fair value in 2007 in accordance with SFAS No. 159)	260,973	181,400
Junior subordinated notes (related to trust preferred securities)	5,154	3,813

Total Liabilities	988,118	802,261

Commitments and Contingencies
Stockholders’ Equity
Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued: 2007 — 155,000 shares; 2006 — 105,000 shares; liquidation preference of $1,000 per share; issued: — 2007 — 115,000 shares)	4,383	3,145
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2007 — 1,354,309,819 shares; 2006 — 1,215,381,006 shares)	1,805	1,620
Paid-in capital	27,163	18,919
Accumulated other comprehensive loss (net of tax)	(1,791)	(784)
Retained earnings	23,737	33,217

	50,953	53,011

Less: Treasury stock, at cost (2007 — 418,270,289 shares; 2006 — 350,697,271 shares)	23,404	17,118

Total Common Stockholders’ Equity	27,549	35,893

Total Stockholders’ Equity	31,932	39,038

Total Liabilities and Stockholders’ Equity	$1,020,050	$841,299

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

	YEAR ENDED LAST FRIDAY IN DECEMBER
	AMOUNTS			SHARES
(DOLLARS IN MILLIONS)	2007	2006	2005	2007	2006	2005
Preferred Stock, net
Balance, beginning of year	$3,145	$2,673	$630	104,928	89,685	21,000
Issuances	1,615	374	2,143	165,000	12,000	72,000
Shares (repurchased) re-issuances	(377)	98	(100)	(12,794)	3,243	(3,315)

Balance, end of year	4,383	3,145	2,673	257,134	104,928	89,685

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	39	41	41	2,659,926	2,707,797	2,782,712
Exchanges	–	(2)	–	(106,944)	(47,871)	(74,915)

Balance, end of year	39	39	41	2,552,982	2,659,926	2,707,797

Common Stock
Balance, beginning of year	1,620	1,531	1,465	1,215,381,006	1,148,714,008	1,098,991,806
Capital issuance and acquisition(1)	122	–	–	91,576,096
Shares issued to employees	63	89	66	47,352,717	66,666,998	49,722,202

Balance, end of year	1,805	1,620	1,531	1,354,309,819	1,215,381,006	1,148,714,008

Paid-in Capital
Balance, beginning of year	18,919	13,320	11,460
Capital issuance and acquisition(1)	4,643	–	–
Employee stock plan activity	1,962	2,351	1,173
Amortization of employee stock grants	1,639	3,248	687

Balance, end of year	27,163	18,919	13,320

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(430)	(507)	(289)
Translation adjustment	(11)	77	(218)

Balance, end of year	(441)	(430)	(507)

Net Unrealized Gains (Losses) on Investment Securities
Available-for-Sale Securities (net of tax)
Balance, beginning of year	(192)	(181)	(91)
Net unrealized losses on available-for-sale	(2,460)	(15)	(156)
Adjustment to initially apply SFAS No. 159(2)	172
Other adjustments(3)	971	4	66

Balance, end of year	(1,509)	(192)	(181)

Deferred Gains (Losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	2	(3)	21
Net deferred Gains (losses) on cash flow hedges	81	5	(24)

Balance, end of year	83	2	(3)

Defined Benefit Pension and Postretirement Plans (net of tax)
Balance, beginning of year	(164)	(153)	(122)
Net gains	240	–	–
Minimum pension liability adjustment	–	(76)	(31)
Adjustment to initially apply SFAS No. 158(2)	–	65	–

Balance, end of year	76	(164)	(153)

Balance, end of year	(1,791)	(784)	(844)

Retained Earnings
Balance, beginning of year	33,217	26,824	22,485
Net (loss)/earnings	(7,777)	7,499	5,116
Preferred stock dividends declared	(270)	(188)	(70)
Common stock dividends declared	(1,235)	(918)	(707)
Adjustment to initially apply SFAS No. 157	53	–	–
Adjustment to initially apply SFAS No. 159	(185)	–	–
Adjustment to initially apply FIN 48	(66)	–	–

Balance, end of year	23,737	33,217	26,824

Treasury Stock, at cost
Balance, beginning of year	(17,118)	(7,945)	(4,230)	(350,697,271)	(233,112,271)	(170,955,057)
Shares repurchased	(5,272)	(9,088)	(3,700)	(62,112,876)	(116,610,876)	(63,068,200)
Shares issued to (reacquired from) employees and other(4)	(1,014)	(89)	(18)	(5,567,086)	(1,021,995)	836,071
Share exchanges	–	4	3	106,944	47,871	74,915

Balance, end of year	(23,404)	(17,118)	(7,945)	(418,270,289)	(350,697,271)	(233,112,271)

Total Common Stockholders’ Equity	27,549	35,893	32,927

Total Stockholders’ Equity	$31,932	$39,038	$35,600

See Notes to Consolidated Financial Statements.

(1)	Related to the acquisition of First Republic Bank (“First Republic”) and to additional shares issued to Davis Selected Advisors and Temasek Holdings.
(2)	For the initial year of application, the adjustment is not reflected on the Statement of Comprehensive (Loss)/Income.
(3)	Other adjustments relate to policyholder liabilities, deferred policy acquisition costs, and income taxes.
(4)	Share amounts are net of reacquisitions from employees of 12,490,283 shares, 6,622,887 shares, and 4,360,607 shares in 2007, 2006 and 2005, respectively.

Merrill Lynch 2007 Annual Report	page 84

Consolidated Statements of Comprehensive (Loss)/Income

	YEAR ENDED LAST FRIDAY IN DECEMBER
(DOLLARS IN MILLIONS)	2007	2006	2005
Net (Loss) Earnings	$(7,777)	$7,499	$5,116
Other Comprehensive (Loss) Income
Foreign currency translation adjustment:
Foreign currency translation (losses) gains	(282)	(366)	129
Income tax (expense) benefit	271	443	(347)

Total	(11)	77	(218)

Net unrealized (losses) gains on investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period	(2,291)	(16)	184
Reclassification adjustment for realized (gains) losses included in net (loss)/earnings	(169)	1	(340)

Net unrealized losses on investment securities available-for-sale	(2,460)	(15)	(156)

Adjustments for:
Policyholder liabilities	4	1	12
Deferred policy acquisition costs	–	–	(2)
Income tax benefit	967	3	56

Total	(1,489)	(11)	(90)

Deferred gains (losses) on cash flow hedges:
Deferred gains (losses) on cash flow hedges	162	9	(2)
Reclassification adjustment for realized (gains) included in net (loss)/earnings	(30)	(2)	(23)
Income tax (expense) benefit	(51)	(2)	1

Total	81	5	(24)

Defined benefit pension and postretirement plans:
Minimum pension liability adjustment	–	(110)	(46)
Net actuarial gains	353	–	–
Prior service costs	6	–	–
Reclassification adjustment for realized losses included in net (loss)/earnings	23	–	–
Income tax (expense) benefit	(142)	34	15

Total	240	(76)	(31)

Total Other Comprehensive Loss	(1,179)	(5)	(363)

Comprehensive (Loss)/Income	$(8,956)	$7,494	$4,753

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	YEAR ENDED LAST FRIDAY IN DECEMBER
		2006	2005
		AS RESTATED	AS RESTATED
(DOLLARS IN MILLIONS)	2007	SEE NOTE 20	SEE NOTE 20
Cash flows from operating activities:
Net (loss)/earnings	$(7,777)	$7,499	$5,116
Adjustments to reconcile net (loss)/earnings to cash used for operating activities:
Gain on merger	–	(1,969)	–
Gain on sale of MLIG	(316)	–	–
Depreciation and amortization	901	523	473
Share-based compensation expense	1,795	3,156	1,003
Deferred taxes	(4,924)	(360)	232
Earnings from equity method investments	(1,409)	(421)	(417)
Other	160	1,045	1,017
Changes in operating assets and liabilities:
Trading assets	(29,650)	(55,392)	25,902
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(8,886)	(1,019)	3,259
Receivables under resale agreements	(43,247)	(15,346)	(84,166)
Receivables under securities borrowed transactions	(14,530)	(26,126)	2,014
Customer receivables	(21,280)	(9,562)	(2,217)
Brokers and dealers receivables	(3,744)	(6,825)	(19)
Proceeds from loans, notes, and mortgages held for sale	72,054	41,317	31,255
Other changes in loans, notes, and mortgages held for sale	(86,894)	(47,670)	(34,554)
Trading liabilities	23,878	9,554	(12,402)
Payables under repurchase agreements	13,101	29,557	44,386
Payables under securities loaned transactions	12,414	24,157	(2,901)
Customer payables	14,135	13,795	1,238
Brokers and dealers payables	113	4,791	(605)
Trading investment securities	9,333	(867)	2,048
Other, net	2,411	6,400	(4,937)

Cash used for operating activities	(72,362)	(23,763)	(24,275)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	13,362	13,222	25,452
Sales of available-for-sale securities	39,327	16,176	36,574
Purchases of available-for-sale securities	(58,325)	(31,357)	(51,283)
Maturities of held-to-maturity securities	2	18	16
Purchases of held-to-maturity securities	(3)	(15)	–
Loans, notes, and mortgages held for investment, net	5,113	(681)	(9,678)
Proceeds from the sale of discontinued operations	1,250	–	–
Acquisitions, net of cash	(2,045)	–	–
Other investments	(5,048)	(6,546)	(1,442)
Transfer of cash balances related to merger	–	(651)	–
Equipment and facilities, net	(719)	(1,174)	(278)

Cash used for investing activities	(7,086)	(11,008)	(639)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	6,316	9,123	(154)
Issuance and resale of long-term borrowings	165,107	87,814	49,703
Settlement and repurchases of long-term borrowings	(93,258)	(42,545)	(31,195)
Deposits	9,884	4,108	270
Derivative financing transactions	848	608	1,742
Issuance of common stock	4,787	1,838	858
Issuance of preferred stock, net	1,123	472	2,043
Common stock repurchases	(5,272)	(9,088)	(3,700)
Other common stock transactions	(60)	539	(80)
Excess tax benefits related to share-based compensation	715	531	–
Dividends	(1,505)	(1,106)	(777)

Cash provided by financing activities	88,685	52,294	18,710

Increase (decrease) in cash and cash equivalents	9,237	17,523	(6,204)
Cash and cash equivalents, beginning of period	32,109	14,586	20,790

Cash and cash equivalents, end of period	$41,346	$32,109	$14,586

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,846	$2,638	$1,443
Interest	$49,881	$35,685	$21,519

Non-cash investing and financing activities:
The investment recorded in connection with the merger of the MLIM business with BlackRock in September 2006 totaled $7.7 billion. The book value of net asset transfers, derecognition of goodwill and other adjustments totaled $4.9 billion.
Issuances of Common Stock and Preferred Stock of $926 million and $115 million, respectively, related to the First Republic acquisition.
See Notes to Consolidated Financial Statements.

Merrill Lynch 2007 Annual Report	page 86

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business
Merrill Lynch & Co., Inc. (“ML & Co.”) and together with its subsidiaries, (“Merrill Lynch”, “we”, “our”, or “us”) provide investment, financing, insurance, and related services to individuals and institutions on a global basis through its broker, dealer, banking, and other financial services subsidiaries. Its principal subsidiaries include:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;

•	Merrill Lynch International (“MLI”), a U.K.-based broker-dealer in securities and dealer in equity and credit derivatives;

•	Merrill Lynch Government Securities Inc. (“MLGSI”), a U.S.-based dealer in U.S. Government securities;

•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, credit derivatives and commodities;

•	Merrill Lynch Bank USA (“MLBUSA”), a U.S.-based, state chartered, Federal Deposit Insurance Corporation (“FDIC”)-insured depository institution;

•	Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), a U.S.-based, federally chartered, FDIC-insured depository institution;

•	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;

•	Merrill Lynch Mortgage Capital, Inc., a U.S.-based dealer in syndicated commercial loans;

•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;

•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and

•	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.

Services provided to clients by Merrill Lynch and other activities include:

•	Securities brokerage, trading and underwriting;

•	Investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;

•	Wealth management products and services, including financial, retirement and generational planning;

•	Investment management and advisory and related record-keeping services;

•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;

•	Securities clearance, settlement financing services and prime brokerage;

•	Private equity and other principal investing activities;

•	Proprietary trading of securities, derivatives and loans;

•	Banking, trust, and lending services, including deposit-taking, consumer and commercial lending, including mortgage loans, and related services;

•	Insurance and annuities sales; and

•	Research across the following disciplines: global fundamental equity research, global fixed income and equity-linked research, global economics and foreign exchange research and global investment strategy.

Basis of Presentation
The Consolidated Financial Statements include the accounts of ML & Co. and subsidiaries (collectively, “Merrill Lynch”). The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

During the fourth quarter of 2007, Merrill Lynch began reporting revenues and expenses from special purpose entity (“SPE”) investments that are consolidated under Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned

Subsidiaries (“SFAS No. 94”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), in their respective line items in the Consolidated Statements of Earnings, whereas in prior periods, these amounts were reported separately as revenues from consolidated investments and expenses of consolidated investments. The majority of the revenues and expenses that were reclassified are now reported in interest and other revenues and other expenses. All prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations
On August 13, 2007, we announced that we will form a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, we had agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. We will continue to serve the insurance needs of our clients through our core distribution and advisory capabilities. The sale of MLIG was completed in the fourth quarter of 2007 and resulted in an after-tax gain of approximately $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented. We previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 17 to the Consolidated Financial Statements for additional information.

On December 24, 2007 we announced that we had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale includes substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. We have included results of Merrill Lynch Capital within discontinued operations for all periods presented. We previously reported results of Merrill Lynch Capital in the Global Markets and Investment Banking (“GMI”) business segment. Refer to Note 17 to the Consolidated Financial Statements for additional information.

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

VREs — In accordance with the guidance in FIN 46R, VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with SFAS No. 94, Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant

Merrill Lynch 2007 Annual Report	page 88

ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria as defined in FIN 46R are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by FIN 46R. Merrill Lynch relies on a qualitative and/or quantitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

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

Securitization Activities
In the normal course of business, Merrill Lynch securitizes: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets that relinquish control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

•	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;

•	The transferee has the right to pledge or exchange the assets it received, or if the entity is a QSPE the beneficial interest holders have that right; and

•	The transferor does not maintain effective control over the transferred assets (e.g. the ability to unilaterally cause the holder to return specific transferred assets).

Revenue Recognition
Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants. Gains and losses are recognized on a trade date basis.

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

Investment banking revenues include underwriting revenues and fees for merger and acquisition advisory services, which are accrued when services for the transactions are substantially completed. Underwriting revenues are presented net of transaction-related expenses. Transaction-related expenses, primarily legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related revenue from the investment banking transaction to match revenue recognition.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed accounts and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the merger of our Merrill Lynch Investment Management (“MLIM”) business with BlackRock, Inc. (“BlackRock”) at the end of the third quarter of 2006 (“BlackRock merger”), managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements. For additional information regarding the BlackRock merger, refer to Note 18 to the Consolidated Financial Statements.

Earnings from equity method investments includes Merrill Lynch’s pro rata share of income and losses associated with investments accounted for under the equity method.

Other revenues include gains/(losses) on investment securities, including unrealized losses on certain available-for-sale securities, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items.

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

Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The outcome of litigation;

•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;

•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualified status of QSPEs;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Fair Value Measurement
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

Merrill Lynch early adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in the first quarter of 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”), which prohibited recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable.

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount Merrill Lynch would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s creditworthiness, or Merrill Lynch’s own creditworthiness, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Consolidated Financial Statements. For instance, on long-dated and illiquid contracts extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables Merrill Lynch to mark to fair value all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, Merrill Lynch continually refines its pricing models to correlate more closely to the market price of these instruments.

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

Merrill Lynch 2007 Annual Report	page 90

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

Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions marked-to-market at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in SFAS No. 157. The significant adjustments include liquidity and counterparty credit risk.

Liquidity
Merrill Lynch makes adjustments to bring a position from a mid-market to a bid or offer price, depending upon the net open position. Merrill Lynch values net long positions at bid prices and net short positions at offer prices. These adjustments are based upon either observable or implied bid-offer prices.

Counterparty Credit Risk
In determining fair value Merrill Lynch considers both the credit risk of its counterparties, as well its own creditworthiness. Credit risk to third parties is generally mitigated by entering into netting and collateral arrangements. Net exposure is then measured with consideration of a counterparty’s creditworthiness and is incorporated into the fair value of the respective instruments. The calculation of the credit adjustment for derivatives is generally based upon observable market credit spreads.

SFAS No. 157 requires that Merrill Lynch’s own creditworthiness be considered when determining the fair value of an instrument. The approach to measuring the impact of Merrill Lynch’s own credit on an instrument is the same approach as that used to measure third party credit risk.

See Note 3 to the Consolidated Financial Statements for further information.

Legal Reserves
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

Income Taxes
Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Merrill Lynch assesses its ability to realize deferred tax assets primarily based on the earnings history and other factors of the legal entities through which the deferred tax assets will be realized as discussed in SFAS No. 109. See Note 14 to the Consolidated Financial Statements for further discussion of income taxes.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination based on the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

ML & Co. and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Certain other Merrill Lynch entities file tax returns in their local jurisdictions.

Variable Interest Entities and Qualified Special Purpose Entities
In the normal course of business, Merrill Lynch enters into a variety of transactions with VIEs. The applicable accounting guidance requires Merrill Lynch to perform a qualitative and/or quantitative analysis of a VIE to determine whether it is the primary beneficiary of the VIE and therefore must consolidate the VIE. In performing this analysis, Merrill Lynch makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of the fair value of assets, timing of cash flows, and other significant factors. It should also be noted that although a VIE’s actual results may differ from projected outcomes, a revised consolidation analysis is not required unless a reconsideration event occurs. If a VIE meets the conditions to be considered a QSPE, it is typically not required to be consolidated by Merrill Lynch. A QSPE’s activities must be significantly limited. A servicer of the assets held by a QSPE may have discretion in restructuring or working out assets held by the QSPE as long as the discretion is significantly limited and the parameters of that discretion are fully described in the legal documents that established the QSPE. Determining whether the activities of a QSPE and its servicer meet these conditions requires the use of judgment by management.

Goodwill and Intangibles
Merrill Lynch makes certain subjective and complex judgments with respect to its goodwill and intangible assets. These include assumptions and estimates used to determine the fair value of its reporting units. Reporting unit fair value is measured based on the market approach, using market-multiple analyses. Merrill Lynch also makes assumptions and estimates in valuing its intangible assets and determining the useful lives of its intangible assets with definite lives.

Employee Stock Options
The fair value of stock options with vesting based solely on service requirements is estimated as of the grant date based on a Black-Scholes option pricing model. The fair value of stock options with vesting that is partially dependent on pre-determined increases in the price of Merrill Lynch’s common stock is estimated as of the grant date using a lattice option pricing model. These models take into account the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends, and the risk-free interest rate for the expected term of the option. Judgment is required in determining certain of the inputs to the model. The expected life of the option is based on an analysis of historical employee exercise behavior. The expected volatility is based on Merrill Lynch’s historical monthly stock price volatility for the same number of months as the expected life of the option. The fair value of the option estimated at grant date is not adjusted for subsequent changes in assumptions.

Balance Sheet Captions

Cash and Cash Equivalents
Merrill Lynch defines cash equivalents as short-term, highly liquid securities, federal funds sold, and interest-earning deposits with maturities, when purchased, of 90 days or less, that are not used for trading purposes. The amounts recognized for cash and cash equivalents in the Consolidated Balance Sheets approximate fair value amounts.

Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations
Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) in the United States and the Financial Services Authority (“FSA”) in the United Kingdom to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities. The amounts recognized for cash and securities segregated for regulatory purposes or deposited with clearing organizations in the Consolidated Balance Sheets approximate fair value amounts.

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

Resale and repurchase agreements are accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election in SFAS No. 159. Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency. Changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 3 to the Consolidated Financial Statements. Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments or to credit risk because the resale and repurchase agreements are fully collateralized.

Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

Merrill Lynch 2007 Annual Report	page 92

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

Securities borrowed and loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate. The carrying value of these instruments approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or their variable interest rates.

All firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets or, if applicable, in investment securities on the Consolidated Balance Sheets.

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheets carried at fair value, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Consolidated Balance Sheets result from non-cash transactions.

Trading Assets and Liabilities
Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g. securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section for additional information on accounting policy for derivatives. Trading assets and trading liabilities also include commodities inventory.

Trading assets and liabilities are generally recorded on a trade date basis at fair value. Included in trading liabilities are securities that Merrill Lynch has sold but did not own and will therefore be obligated to purchase at a future date (“short sales”). Commodities inventory is recorded at the lower of cost or market value. Changes in fair value of trading assets and liabilities (i.e., unrealized gains and losses) are recognized as principal transactions revenues in the current period. Realized gains and losses and any related interest amounts are included in principal transactions revenues and interest revenues and expenses, depending on the nature of the instrument.

Derivatives
A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards, swaps, or option contracts, or other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures.

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

Merrill Lynch enters into derivatives to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. Derivatives entered into for these purposes are recognized at fair value on the Consolidated Balance Sheets as trading assets and liabilities, and changes in fair value are reported in current period earnings as principal transactions revenues.

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

Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value” hedge). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest revenue or expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of derivatives that are designated and qualify as effective cash flow hedges are recorded in accumulated other comprehensive loss until earnings are affected by the variability of cash flows of the hedged asset or liability (e.g., when periodic interest accruals on a variable-rate asset or liability are recorded in earnings).

3.	A hedge of a net investment in a foreign operation. Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within accumulated other comprehensive loss. Changes in the fair value of the hedge instruments that are associated with the difference between the spot translation rate and the forward translation rate are recorded in current period earnings in other revenues.

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

As noted above, Merrill Lynch enters into fair value and cash flow hedges of interest rate exposure associated with certain investment securities and debt issuances. Merrill Lynch uses interest rate swaps to hedge this exposure. Hedge effectiveness testing is required for certain of these hedging relationships on a quarterly basis. For fair value hedges, Merrill Lynch assesses effectiveness on a prospective basis by comparing the expected change in the price of the hedge instrument to the expected change in the value of the hedged item under various interest rate shock scenarios. For cash flow hedges, Merrill Lynch assesses effectiveness on a prospective basis by comparing the present value of the projected cash flows on the variable leg of the hedge instrument against the present value of the projected cash flows of the hedged item (the “change in variable cash flows” method) under various interest rate, prepayment and credit shock scenarios. In addition, Merrill Lynch assesses effectiveness on a retrospective basis using the dollar-offset ratio approach. When assessing hedge effectiveness, there are no attributes of the derivatives used to hedge the fair value exposure that are excluded from the assessment. Ineffectiveness associated with these hedges was immaterial for all periods presented. The deferred net gains on derivative instruments designated as cash flow hedges that were in accumulated other comprehensive loss at December 28, 2007 and are expected to be reclassified into earnings during 2008 is approximately $44 million.

Merrill Lynch 2007 Annual Report	page 94

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

For hedges of net investments in foreign operations, $432 million and $1.1 billion of net losses related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in accumulated other comprehensive loss on the Consolidated Balance Sheets for the years ended 2007 and 2006, respectively. These amounts were substantially offset by net gains on the hedged investments.

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

Investment Securities
Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 5 to the Consolidated Financial Statements for further information.

Marketable Investments
ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance prescribed by SFAS No. 115 when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that contain a bifurcatable embedded derivative as defined in SFAS No. 133. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.

Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the average cost method.

Investment securities are reviewed at least quarterly to assess whether any impairment is other-than-temporary. The determination of other-than-temporary impairment requires judgment and will depend on several factors, including but not limited to the severity and duration of the decline in value of the investment securities and the financial condition of the issuer. Merrill Lynch’s impairment review generally includes:

•	Identifying investments with indicators of possible impairment;

•	Analyzing individual investments with fair value less than amortized cost, including estimating future cash flows, and considering the length of time and extent to which the investment has been in an unrealized loss position;

•	Discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment; and

•	Documenting the analysis and conclusions.

To the extent that Merrill Lynch has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment, no impairment charge will be recognized.

Non-Qualifying Investments
Non-qualifying investments are those investments that are not within the scope of SFAS No. 115 and primarily include private equity investments accounted for at fair value and securities carried at cost or under the equity method of accounting.

Private equity investments that are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (“the Investment Company Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including expected cash flows and market comparables of similar companies.

Merrill Lynch has minority investments in the common shares of corporations and in partnerships that do not fall within the scope of SFAS No. 115 or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees (See Consolidation Accounting Policies section for more information).

For investments accounted for using the equity method, income is recognized based on Merrill Lynch’s share of the earnings or losses of the investee. Dividend distributions are generally recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and the investment is reduced when an impairment is deemed other-than-temporary.

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the cost basis is reduced when an impairment is deemed other-than-temporary.

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

Loans held for investment are carried at amortized cost, less an allowance for loan losses. The provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable incurred loan losses and is included in interest revenue in the Consolidated Statements of (Loss)/Earnings. Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages, quoted market prices for securities, or other types of estimates for other assets.

Management’s estimate of loan losses includes judgment about collectibility based on available information at the balance sheet date, and the uncertainties inherent in those underlying assumptions. While management has based its estimates on the best information available, future adjustments to the allowance for loan losses may be necessary as a result of changes in the economic environment or variances between actual results and the original assumptions.

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

Loans held for sale are carried at lower of cost or fair value and loans for which the fair value option has been elected are carried at fair value; estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using an “as-if” securitized price based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option are included in other revenues in the Consolidated Statements of (Loss)/Earnings.

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with financing arrangements are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes highly probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If

Merrill Lynch 2007 Annual Report	page 96

the loan is accounted for under the fair value option, the fees are included in the determination of the fair value and included in other revenue.

Other Receivables and Payables

Customer Receivables and Payables
Customer securities transactions are recorded on a settlement date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of Merrill Lynch customers. Due to their short-term nature, such amounts approximate fair value. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the Consolidated Balance Sheets.

Brokers and Dealers Receivables and Payables
Receivables from brokers and dealers include amounts receivable for securities not delivered by Merrill Lynch to a purchaser by the settlement date (“fails to deliver”), margin deposits, commissions, and net receivables arising from unsettled trades. Payables to brokers and dealers include amounts payable for securities not received by Merrill Lynch from a seller by the settlement date (“fails to receive”). Brokers and dealers receivables and payables also include amounts related to futures contracts on behalf of Merrill Lynch customers as well as net payables and receivables from unsettled trades. Due to their short-term nature, the amounts recognized for brokers and dealers receivables and payables approximate fair value.

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

Included in the occupancy and related depreciation expense category was depreciation and amortization of $258 million, $216 million, and $198 million in 2007, 2006, and 2005, respectively. Depreciation and amortization recognized in the communications and technology expense category was $394 million, $303 million, and $271 million for 2007, 2006, and 2005, respectively.

Qualifying costs incurred in the development of internal-use software are capitalized when costs exceed $5 million and are amortized over the useful life of the developed software, generally not exceeding three years.

Goodwill
Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

Intangible Assets
Intangible assets consist primarily of value assigned to customer relationships and core deposits. Intangible assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), whenever certain conditions exist which would indicate the carrying amount of such assets may not be recoverable. Intangible assets with definitive lives are amortized over their respective estimated useful lives.

Other Assets
Other assets include unrealized gains on derivatives used to hedge Merrill Lynch’s non-trading borrowing and investing activities. All of these derivatives are recorded at fair value with changes reflected in earnings or accumulated other comprehensive loss (refer to the Derivatives section for more information). Other assets also include prepaid pension expense related to plan contributions in excess of obligations, other prepaid expenses, and other deferred charges. Refer to Note 12 to the Consolidated Financial Statements for further information.

In addition, real estate purchased for investment purposes is also included in this category. Real estate held in this category may be classified as either held and used or held for sale depending on the facts and circumstances. Real estate held and used is valued at cost, less depreciation, and real estate held for sale is valued at the lower of cost or fair value, less estimated cost to sell.

Deposits
Savings deposits are interest-bearing accounts that have no maturity or expiration date, whereby the depositor is not required by the deposit contract, but may at any time be required by the depository institution, to give written notice of an intended withdrawal not less than seven days before withdrawal is made. Time deposits are accounts that have a stipulated maturity and interest rate. Depositors holding time deposits may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these time deposits. The carrying amount of deposits approximates fair value amounts. Refer to the Derivatives section for more information.

Short- and Long-Term Borrowings
Merrill Lynch’s general-purpose funding is principally obtained from medium-term and long-term borrowings. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at either the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair value hedges or fair value if it has been elected under SFAS No. 159.

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” Historically, these hybrid debt instruments were assessed to determine if the embedded derivative required separate reporting (i.e. bifurcation) and accounting, and if so, the embedded derivative was accounted for at fair value and reported in long-term borrowings on the Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the bifurcated embedded derivative and related economic hedges were reported in principal transactions revenues. Separating an embedded derivative from its host contract required careful analysis, judgment, and an understanding of the terms and conditions of the instrument. Beginning in the first quarter of 2007, Merrill Lynch elected the fair value option in SFAS No. 159 for all hybrid debt instruments issued subsequent to December 29, 2006. Changes in fair value of the entire hybrid debt instrument are reflected in principal transactions revenues and the contractual interest coupon, if any, is recorded as interest expense. For further information refer to Note 3 to the Consolidated Financial Statements.

Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See the Derivatives section for additional information on accounting policy for derivatives.

Stock-Based Compensation
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

Prior to the adoption of SFAS No. 123R, Merrill Lynch had recognized expense for share-based compensation over the vesting period stipulated in the grant for all employees. This included those who had satisfied retirement eligibility criteria but were subject to a non-compete agreement that applied from the date of retirement through each applicable vesting period. Previously, Merrill Lynch had accelerated any unrecognized compensation cost for such awards if a retirement-eligible employee left Merrill Lynch. However, because SFAS No. 123R applies only to awards granted or modified in 2006, and thereafter, expenses for share-based awards granted prior to 2006 to employees who were retirement-eligible with respect to those awards must continue to be amortized over the stated vesting period.

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for Merrill Lynch beginning in 2009; earlier application is prohibited. SFAS No. 160 is required to be adopted

Merrill Lynch 2007 Annual Report	page 98

prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. We are currently evaluating the impact of SFAS No. 160 on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141R will require:

•	More assets and liabilities measured at fair value as of the acquisition date,

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and

•	An acquirer in pre-acquisition periods to expense all acquisition-related costs.

SFAS No. 141R is required to be adopted on a prospective basis concurrently with SFAS No. 160 and is effective for business combinations with an acquisition date in fiscal 2009. Early adoption is prohibited. We are currently evaluating the impact of SFAS No. 141R on the Consolidated Financial Statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that accounts for the investment under the equity method because it has significant influence over the investee. On October 17, 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 to allow the Board to address certain implementation issues that have arisen and possibly revise SOP 07-1.

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. FSP FIN 39-1 will not have a material effect on our Consolidated Financial Statements as it clarified the acceptability of existing market practice, which we apply, for netting of cash collateral against net derivative assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). We early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that we should decrease our economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. We early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS No. 157 was not material to our Consolidated Statement of (Loss)/Earnings. Refer to Note 3 to the Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss, net of tax. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. We have historically used a September 30 measurement date. Under the provisions of SFAS No. 158, we will be required to change our measurement date to coincide with our fiscal year-end. This provision of SFAS No. 158 will be effective for us in fiscal 2008. We are currently evaluating the impact of adoption of this provision of SFAS No. 158 on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million. See Note 14 to the Consolidated Financial Statements for further information.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156 we accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. We adopted SFAS No. 156 on December 30, 2006. We have not elected to subsequently fair value those mortgage servicing rights (“MSR”) held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements.

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

Merrill Lynch adopted the provisions of SFAS No. 123R as of the beginning of the first quarter of 2006. Under SFAS No. 123R, compensation expenses for share-based awards that do not require future service are recorded immediately, and share-based awards that require future service continue to be amortized into expense over the relevant service period. We adopted SFAS No. 123R under the modified prospective method whereby the provisions of SFAS No. 123R are generally applied only to share-based awards granted or modified subsequent to adoption. Thus, for Merrill Lynch, SFAS No. 123R required the immediate expensing of share-based awards granted or modified in 2006 to retirement-eligible employees, including awards that are subject to non-compete provisions.

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

Merrill Lynch 2007 Annual Report	page 100

In addition, beginning with performance year 2006, for which we granted stock awards in January 2007, we accrued the expense for future awards granted to retirement-eligible employees over the award performance year instead of recognizing the entire expense related to the award on the grant date. Compensation expense for the 2006 performance year and subsequent stock awards granted to employees not eligible for retirement with respect to those awards will be recognized over the applicable vesting period.

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

Since the provisions of SFAS No. 123R apply to awards modified starting in 2006, these modifications required us to record additional one-time compensation expense in the first quarter of 2006 for the remaining unamortized amount of all awards to employees who had not previously been retirement-eligible under the original provisions of those awards.

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

Note 2. Segment and Geographic Information

Segment Information
Merrill Lynch’s operations are organized into two business segments: Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”). GMI provides full service global markets and origination products and services to corporate, institutional, and government clients around the world. GWM creates and distributes investment products and services for individuals, small- to mid-size businesses, and employee benefit plans. Prior to the fourth quarter of 2006, Merrill Lynch reported its business activities in three business segments: GMI, Global Private Client (“GPC”) and MLIM. Effective with the merger of the MLIM business with BlackRock, Inc. (“BlackRock”) in September 2006 (the “BlackRock Merger”), MLIM ceased to exist as a separate business segment.

Results for year-end 2006 include one-time compensation expenses incurred in the first quarter of 2006, as follows: $1.4 billion in GMI, $281 million in GWM and $109 million in MLIM; refer to Note 1, New Accounting Pronouncements, to the Consolidated Financial Statements for further information on one-time compensation expenses.

The principal methodologies used in preparing the segment results in the table that follows are:

•	Revenues and expenses are assigned to segments where directly attributable;

•	Principal transactions, net interest and investment banking revenues and related costs resulting from the client activities of GWM are allocated among GMI and GWM based on production credits, share counts, trade counts, and other measures which estimate relative value;

•	Through the third quarter of 2006, MLIM received a net advisory fee from GWM relating to certain MLIM-branded products offered through GWM’s 401(k) product offering;

•	Through the third quarter of 2006, revenues and expenses related to mutual fund shares bearing a contingent deferred sales charge were reflected in segment results as if MLIM and GWM were unrelated entities;

•	Interest (cost of carry) is allocated by charging each segment based on its capital usage and Merrill Lynch’s blended cost of capital;

•	Acquisition financing costs and other corporate interest are included in the Corporate items because management excludes these items from segment operating results in evaluating segment performance;

•	Merrill Lynch has revenue and expense sharing agreements for joint activities between segments, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities; and

•	Residual expenses (i.e., those related to overhead and support units) are attributed to segments based on specific methodologies (e.g., headcount, square footage, intersegment agreements).

Merrill Lynch 2007 Annual Report	page 102

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to the consolidated net revenues and pre-tax earnings and losses from continuing operations, and represents information that is relied upon by management in its decision-making processes:

(DOLLARS IN MILLIONS)	GMI	GWM	MLIM	(1)	CORPORATE (2)	TOTAL
2007
Non-interest revenues	$(4,950)	$11,719	$–		$(1,068)	$5,701
Net interest profit(3)	2,282	2,302	–		965	5,549

Revenues, net of interest expense	(2,668)	14,021	–		(103)	11,250
Non-interest expenses	13,677	10,391	–		13	24,081

Pre-tax (loss)/earnings from continuing operations(4)	$(16,345)	$3,630	$–		$(116)	$(12,831)

Year-end total assets	$917,227	$97,266	$–		$5,557	$1,020,050

2006
Non-interest revenues	$15,947	$9,738	$1,867		$2,010	$29,562
Net interest profit(3)	2,358	2,103	33		(275)	4,219

Revenues, net of interest expense	18,305	11,841	1,900		1,735	33,781
Non-interest expenses	13,013	9,551	1,263		144	23,971

Pre-tax earnings from continuing operations(4)	$5,292	$2,290	$637		$1,591	$9,810

Year-end total assets	$745,692	$92,660	$–		$2,947	$841,299

2005
Non-interest revenues	$10,155	$8,844	$1,780		$38	$20,817
Net interest profit(3)	3,257	1,645	27		(469)	4,460

Revenues, net of interest expense	13,412	10,489	1,807		(431)	25,277
Non-interest expenses	8,744	8,422	1,221		129	18,516

Pre-tax earnings/(loss) from continuing operations(4)	$4,668	$2,067	$586		$(560)	$6,761

Year-end total assets	$590,054	$76,908	$7,470		$6,583	$681,015

(1)	MLIM ceased to exist in connection with the BlackRock merger in September 2006.
(2)	Includes the impact of junior subordinated notes (related to trust preferred securities) and other corporate items. In addition, results for 2007 include an allocation of non-interest revenues (principal transactions) and net interest profit among the business and corporate segments associated with certain hybrid financing instruments accounted for under SFAS No. 159. Results for 2006 include $2.0 billion of non-interest revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(3)	Management views interest income net of interest expense in evaluating results.
(4)	See Note 17 to the Consolidated Financial Statements for further information on discontinued operations.

Geographic Information
Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;

•	Europe, Middle East, and Africa;

•	Pacific Rim;

•	Latin America; and

•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity;

•	Pre-tax earnings or loss from continuing operations include the allocation of certain shared expenses among regions; and

•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings or loss from continuing operations:

(DOLLARS IN MILLIONS)	2007	2006	(1)	2005
Revenues, net of interest expense
Europe, Middle East, and Africa	$5,973	$6,896		$4,755
Pacific Rim	5,065	3,703		2,692
Latin America	1,401	1,009		841
Canada	430	386		228

Total Non-U.S.	12,869	11,994		8,516
United States(2)(4)(5)	(1,619)	21,787		16,761

Total revenues, net of interest expense	$11,250	$33,781		$25,277

Pre-tax (loss)/earnings from continuing operations(3)(6)
Europe, Middle East, and Africa	$1,211	$2,091		$1,307
Pacific Rim	2,403	1,204		960
Latin America	632	357		340
Canada	235	181		47

Total Non-U.S.	4,481	3,833		2,654
United States(2)(4)(5)	(17,312)	5,977		4,107

Total pre-tax (loss)/earnings from continuing operations(6)	$(12,831)	$9,810		$6,761

(1)	The 2006 results include net revenues earned by MLIM of $1.9 billion, which include non-U.S. net revenues of $1.0 billion. 2005 results include net revenues earned by MLIM of $1.8 billion, which include non-U.S. net revenues of $0.8 billion.
(2)	Corporate revenues and adjustments are reflected in the U.S. region.
(3)	The 2006 pre-tax earnings from continuing operations include the impact of the $1.8 billion of one-time compensation expenses incurred in 2006. These costs have been allocated to each of the regions, accordingly.
(4)	The U.S. 2006 results include $2.0 billion of revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(5)	The U.S. 2007 results include net write-downs of $23.2 billion related to ABS CDOs, U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.
(6)	See Note 17 to the Consolidated Financial Statements for further information on discontinued operations.

Note 3. Fair Value and Trading Risk Management
Merrill Lynch adopted the provisions of SFAS No.157 and SFAS No.159 in the first quarter of 2007.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

Merrill Lynch 2007 Annual Report	page 104

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities and derivatives).

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities and derivatives), and long-dated or complex derivatives including certain equity derivatives and long-dated options on gas and power).

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the third quarter of 2007, a significant amount of assets and liabilities were reclassified from Level 2 to Level 3. This reclassification primarily relates to sub-prime mortgage related assets and liabilities, including CDOs, because of the significant decrease in the observability of market pricing for these instruments. Refer to credit concentrations in the Trading Risk Management section of this note for further information about exposures to these instruments.

The following table presents Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2007.

	FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
	AS OF DECEMBER 28, 2007
				NETTING
(DOLLARS IN MILLIONS)	LEVEL 1	LEVEL 2	LEVEL 3	ADJ (1)	TOTAL
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,478	$5,595	$84	$–	$7,157
Receivables under resale agreements(2)	–	100,214	–	–	100,214
Trading assets, excluding derivative contracts	71,038	81,169	9,773	–	161,980
Derivative contracts	4,916	522,014	26,038	(480,279)	72,689
Investment securities	2,240	53,403	5,491	–	61,134
Securities received as collateral	42,451	2,794	–	–	45,245
Loans, notes and mortgages	–	1,145	63	–	1,208
Other assets(3)	7	1,739	–	(24)	1,722
Liabilities:
Payables under repurchase agreements(2)	$–	$89,733	$–	$–	$89,733
Trading liabilities, excluding derivative contracts	43,609	6,685	–	–	50,294
Derivative contracts	5,562	526,780	35,107	(494,155)	73,294
Obligation to return securities received as collateral	42,451	2,794	–	–	45,245
Long-term borrowings(4)	–	75,984	4,765	–	80,749
Other payables — interest and other(3)	2	287	–	(13)	276

(1)	Represents counterparty and cash collateral netting.
(2)	Resale and repurchase agreements are shown gross of counterparty netting.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 Assets and Liabilities
Level 3 trading assets primarily include corporate bonds and loans of $5.4 billion and U.S. ABS CDOs of $2.4 billion, of which $1.0 billion was sub-prime related.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs of $18.9 billion, of which $14.7 billion is sub-prime related, and $5.1 billion of equity derivatives that are long-dated and/or have unobservable correlation.

Level 3 investment securities primarily relate to certain private equity and principal investment positions of $4.0 billion, as well as U.S. ABS CDOs of $834 million that are accounted for as trading securities under SFAS No. 115.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs of $25.1 billion, of which $23.9 billion relates to sub-prime, and $8.3 billion of equity derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to structured notes with embedded long-dated equity and currency derivatives.

The following table provides a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the year-ended December 28, 2007.

	LEVEL 3 FINANCIAL ASSETS AND LIABILITIES
	YEAR ENDED DECEMBER 28, 2007
					TOTAL
					REALIZED AND
					UNREALIZED
		TOTAL REALIZED AND UNREALIZED GAINS OR			GAINS	PURCHASES,
		(LOSSES) INCLUDED IN INCOME			OR (LOSSES)	ISSUANCES
	BEGINNING	PRINCIPAL	OTHER		INCLUDED IN	AND	TRANSFERS	ENDING
(DOLLARS IN MILLIONS)	BALANCE	TRANSACTIONS	REVENUE	INTEREST	INCOME	SETTLEMENTS	IN (OUT)	BALANCE
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$–	$(5)	$–	$1	$(4)	$–	$88	$84
Trading assets	2,021	(4,180)	–	46	(4,134)	2,945	8,941	9,773
Derivative contracts, net	(2,030)	(7,687)	4	25	(7,658)	465	154	(9,069)
Investment securities	5,117	(2,412)	518	8	(1,886)	3,000	(740)	5,491
Loans, notes and mortgages	7	–	(18)	–	(18)	(5)	79	63
Liabilities:
Long-term borrowings	$–	$524	$7	$–	$531	$2,203	$3,093	$4,765

Net losses in principal transactions were due primarily to $16.7 billion of write-downs related to U.S. ABS CDOs and other sub-prime related instruments that are classified as Level 3, partially offset by $1.4 billion in gains on non-subprime mortgage-related items and net gains in equity-related products.

The increases attributable to purchases, issuances, and settlements on Level 3 assets and liabilities included the exercise of certain purchase obligations in the third quarter of 2007 that required Merrill Lynch to buy underlying assets, primarily U.S. ABS CDOs. In addition, Level 3 assets and liabilities increased due to the consolidation of an SPE which also primarily contained U.S. ABS CDOs.

The increases attributable to net transfers in on Level 3 assets and liabilities were due primarily to the decrease in observability of market pricing for instruments which had previously been classified as Level 2. These were primarily U.S. ABS CDOs and related instruments of $6.8 billion and corporate bonds and loans that are classified as trading assets of $3.9 billion, offset by $2.7 billion of net transfers out of equity derivatives.

The following table provides the portion of gains or losses included in income for the year-ended December 28, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at December 28, 2007.

	UNREALIZED GAINS OR (LOSSES) FOR LEVEL 3 ASSETS
	AND LIABILITIES STILL HELD AT DECEMBER 28, 2007
	PRINCIPAL	OTHER
(DOLLARS IN MILLIONS)	TRANSACTIONS	REVENUE	INTEREST	TOTAL
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$(5)	$–	$1	$(4)
Trading assets	(4,205)	–	4	(4,201)
Derivative contracts, net	(7,826)	(2)	25	(7,803)
Investment securities	(2,412)	428	8	(1,976)
Loans, notes and mortgages	–	1	–	1
Liabilities:
Long-term borrowings	$524	$7	$–	$531

Merrill Lynch 2007 Annual Report	page 106

Total net unrealized losses were primarily due to $16.7 billion of write-downs related to U.S. ABS CDOs and other sub-prime related instruments that are classified as Level 3, partially offset by $1.4 billion in gains on non-subprime mortgage-related items and net gains in equity-related products.

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities include loans and loan commitments held for sale and reported at lower-of-cost-or-market and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 28, 2007.

					LOSSES
	NON-RECURRING BASIS AS OF DECEMBER 28, 2007				YEAR-ENDED
(DOLLARS IN MILLIONS)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	DECEMBER 28, 2007
Assets:
Loans, notes, and mortgages	$–	$32,594	$7,157	$39,751	$(1,304)
Liabilities:
Other liabilities	$–	$666	$–	$666	$(502)

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or market and for which the fair value was below the cost basis at December 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans. Level 3 assets primarily relate to residential and commercial real estate loans that are classified as held for sale of $4.1 billion in the United Kingdom where there continues to be significant illiquidity in the securitization market. The losses on the Level 3 loans were calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss assumptions derived from multiple inputs including mortgage remittance reports, housing prices and other market data.

Other liabilities include amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale, particularly leveraged loan commitments in the U.S. The losses were calculated by models incorporating significant observable market data.

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

		TRANSITION
		ADJUSTMENTS	CARRYING
		TO RETAINED	VALUE
	CARRYING VALUE	EARNINGS	AFTER
(DOLLARS IN MILLIONS)	PRIOR TO ADOPTION	GAIN/(LOSS)	ADOPTION
Assets:
Investment securities	$8,723	$(268)	$8,732
Loans, notes and mortgages	1,440	2	1,442
Liabilities:
Long-term borrowings	$10,308	$(29)	$10,337

Pre-tax cumulative-effect of adoption		$(295)
Deferred tax benefit		110

Cumulative effect of adoption of the fair value option		$(185)

The following table provides information about where in the Consolidated Statement of (Loss)/Earnings changes in fair values, for which the fair value option has been elected, are included for the year-ended December 28, 2007.

	CHANGES IN FAIR VALUE FOR THE YEAR ENDED DECEMBER 28, 2007, FOR
	ITEMS MEASURED AT FAIR VALUE PURSUANT TO FAIR VALUE OPTION
	GAINS/		TOTAL
	(LOSSES)	GAINS	CHANGES
	PRINCIPAL	OTHER	IN FAIR
(DOLLARS IN MILLIONS)	TRANSACTIONS	REVENUES	VALUE
Assets:
Receivables under resale agreements	$124	$–	$124
Investment securities	234	43	277
Loans, notes and mortgages	(2)	73	71
Liabilities:
Payables under repurchase agreements	$(7)	$–	$(7)
Long-term borrowings	3,857	1,182	5,039

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and Repurchase Agreements:
Merrill Lynch elected the fair value option on a prospective basis for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. and Japanese government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned resulting in immaterial credit risk for such transactions.

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

At December 28, 2007 investment securities primarily represented non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, Notes, and Mortgages:
Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the year-ended December 28, 2007.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status are not material to the Consolidated Financial Statements.

Long-Term Borrowings:
Merrill Lynch elected the fair value option for certain long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were estimated gains of $2.0 billion for the year-ended December 28, 2007. Changes in Merrill Lynch specific credit risk is derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

Merrill Lynch 2007 Annual Report	page 108

The following table presents the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, loans, notes, and mortgages and long-term borrowings for which the fair value option has been elected.

		PRINCIPAL
		AMOUNT
	FAIR VALUE AT	DUE UPON
(DOLLARS IN MILLIONS)	DECEMBER 28, 2007	MATURITY	DIFFERENCE
Assets:
Receivables under resale agreements	$100,214	$100,090	$124
Loans, notes and mortgages(1)	1,149	1,355	(206)
Liabilities:
Long-term borrowings(2)	$76,334	$81,681	$(5,347)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, which clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain a bifurcatable embedded derivative to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is recognized as a cumulative-effect adjustment to beginning retained earnings. Merrill Lynch adopted SFAS No. 155 on a prospective basis beginning in the first quarter of 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, Merrill Lynch applies SFAS No. 159, rather than SFAS No. 155, to its fair value elections for hybrid financial instruments, which are primarily structured notes classified as long-term borrowings.

Trading Risk Management
Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Specifically, the independent risk and control groups work to ensure that these risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. To accomplish this, Merrill Lynch has established a risk management process that includes:

•	A risk governance structure that defines the oversight process and its components;

•	A regular review of the risk management process by the Audit Committee of the Board of Directors as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors;

•	Clearly defined risk management policies and procedures supported by a rigorous analytical framework;

•	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

•	Clearly articulated risk tolerance levels, defined and regularly reviewed by Global Risk Management and reviewed by senior management, that are consistent with its business strategy, capital structure, and current and anticipated market conditions.

Independent risk and control groups interact with the businesses to establish and maintain this overall risk management control process. While no risk management system can ever be absolutely complete, the goal of these independent risk and control groups is to mitigate risk-related losses so that they fall within acceptable, predefined levels, under foreseeable scenarios.

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

Credit Spread Risk
Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instrument)). Certain instruments are used by Merrill Lynch to manage this type of risk. Swaps and options, for example, can be designed to mitigate losses due to changes in credit spreads, as well as the credit downgrade or default of the issuer. Credit risk resulting from default on counterparty obligations is discussed in the Counterparty Credit Risk section.

Commodity Price and Other Risks
Through its commodities business, Merrill Lynch enters into exchange-traded contracts, financially settled OTC derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Commodity, related storage, transportation or other contracts expose Merrill Lynch to the risk that the price of the underlying commodity or the cost of storing or transporting commodities may rise or fall. In addition, contracts relating to physical ownership and/or delivery can expose Merrill Lynch to numerous other risks, including performance and environmental risks.

Counterparty Credit Risk
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

In the normal course of business, Merrill Lynch executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by Merrill Lynch. These activities may expose Merrill Lynch to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, Merrill Lynch may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. Additional information about these obligations is provided in Note 11 to the Consolidated Financial Statements. In addition, Merrill Lynch seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Merrill Lynch 2007 Annual Report	page 110

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

At December 28, 2007, Merrill Lynch’s most significant concentration of credit risk was with the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily results from trading asset and investment security positions in instruments issued by the U.S. Government and its agencies, excluding mortgage-backed securities, amounted to $11.1 billion and $15.0 billion at December 28, 2007 and December 29, 2006, respectively. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 28, 2007 and December 29, 2006 totaled $105.2 billion and $116.3 billion, respectively.

At December 28, 2007, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a foreign bank carrying an internal credit rating of AA, reflecting diversification across products, sound capital adequacy and flexibility. Total outstanding unsecured exposure to this counterparty was approximately $4.5 billion, or 0.45% of total assets.

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

Concentration of Risk to the U.S. Sub-Prime Residential Mortgage Market
At December 28, 2007, Merrill Lynch had sizeable exposure to U.S. sub-prime residential mortgages through securities, derivatives, loans and loan commitments. This included:

•	Net exposure of $2.7 billion in U.S. sub-prime residential mortgage-related positions, excluding Merrill Lynch’s U.S. banks investment security portfolio;

•	Net exposure of $4.8 billion in super senior U.S. ABS CDOs and secondary trading exposures related to the ABS CDO business; and

•	Net exposure of $4.2 billion in sub-prime residential mortgage-backed securities and U.S. ABS CDOs held in Merrill Lynch’s U.S. banks’ investment portfolio.

Valuation of these exposures will continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is also limited by the market environment. Merrill Lynch’s future results may continue to be materially impacted by the valuation adjustments applied to these positions.

Concentration of Risk to Financial Guarantors
To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including financial guarantors. At December 28, 2007, Merrill Lynch’s short exposure from credit default swaps with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $13.8 billion, which represented credit default swaps with a notional amount of $19.9 billion that have been adjusted for mark-to-market gains of $6.1 billion. The fair value of these credit default swaps at December 28, 2007 was $3.5 billion, after taking into account a $2.6 billion credit valuation adjustment related to certain financial guarantors.

Merrill Lynch also has credit derivatives with financial guarantors on other referenced assets. The mark-to-market gains on these credit derivatives at December 28, 2007 were $2.0 billion, after taking into account a $0.5 billion credit valuation adjustment.

Derivatives
Merrill Lynch’s trading derivatives consist of derivatives provided to customers and derivatives entered into for proprietary trading strategies or risk management purposes.

Default risk exposure varies by type of derivative. Default risk on derivatives can occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in market value. Generally such receivables and payables are recorded in customers’ receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Additional information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 11 to the Consolidated Financial Statements.

Merrill Lynch generally enters into ISDA master agreements or their equivalent with substantially all of its counterparties, as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. Agreements are negotiated bilaterally and can require complex terms. While reasonable efforts are made to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject Merrill Lynch to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

To reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. Merrill Lynch nets cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivative inventory. At December 28, 2007, cash collateral netted against derivative inventory was $13.5 billion. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. In addition to obtaining collateral, Merrill Lynch attempts to mitigate default risk on derivatives by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of the derivative contract.

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

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 28, 2007 and December 29, 2006, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $855 billion and $633 billion, respectively, and the fair value of the portion that has been sold or repledged was $654 billion and $498 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. The fair value of collateral used for this purpose was $19.3 billion at December 28, 2007 and December 29, 2006.

Merrill Lynch additionally receives securities as collateral in connection with certain securities for securities transactions in which Merrill Lynch is the lender. In instances where Merrill Lynch is permitted to sell or repledge securities received, Merrill Lynch reports the fair value of such securities received as collateral and the related obligation to return securities received as collateral in the Consolidated Balance Sheets.

Merrill Lynch 2007 Annual Report	page 112

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at year-end 2007 and 2006 are as follows:

(DOLLARS IN MILLIONS)	2007	2006
Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$11,873	$34,475
U.S. government and agencies	11,110	12,068
Corporate debt and preferred stock	17,144	11,454
Non-U.S. governments and agencies	2,461	4,810
Equities and convertible debentures	6,512	4,812
Municipals and money markets	450	975

Total	$49,550	$68,594

Note 5. Investment Securities
Investment securities on the Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks. SFAS No. 115 investments consist of:

•	Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:

•	Equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than minor influence (i.e. generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (i.e. generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including discounted expected cash flows and market comparables of similar companies.

•	Investments of insurance subsidiaries for year-end 2006, which primarily represent insurance policy loans and are accounted for at amortized cost.

•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

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

Investment securities reported on the Consolidated Balance Sheets at December 28, 2007 and December 29, 2006 are as follows:

(DOLLARS IN MILLIONS)	2007	2006
Investment securities
Available-for-sale(1)	$50,922	$56,292
Trading	5,015	6,512
Held-to-maturity	267	269
Non-qualifying(2)
Equity investments(3)	29,623	21,290
Investments of insurance subsidiaries(4)	–	1,360
Deferred compensation hedges(5)	1,710	1,752
Investments in trust preferred securities and other investments	438	715

Total	$87,975	$88,190

(1)	At December 28, 2007 and December 29, 2006, includes $5.4 billion and $4.8 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Primarily represents insurance policy loans held by MLIG. Refer to Note 17 to the Consolidated Financial Statements for further information on MLIG.
(5)	Represents investments that economically hedge deferred compensation liabilities.

Investment securities accounted for under SFAS No. 115 are classified as available-for-sale, held-to-maturity, or trading as described in Note 1 to the Consolidated Financial Statements.

Information regarding investment securities subject to SFAS No. 115 follows:

	DECEMBER 28, 2007				DECEMBER 29, 2006
	COST/	GROSS	GROSS	ESTIMATED	COST/	GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(DOLLARS IN MILLIONS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE
Available-for-Sale
Mortgage- and asset-backed	$50,904	$29	$(2,384)	$48,549	$48,394	$104	$(331)	$48,167
Corporate debt	729	10	(18)	721	2,242	9	(24)	2,227
U.S. Government and agencies	322	–	–	322	1,833	–	(28)	1,805
Certificate of deposits	290	–	–	290	3,114	–	(2)	3,112
Other(1)	910	6	–	916	760	–	(3)	757

Total debt securities	53,155	45	(2,402)	50,798	56,343	113	(388)	56,068
Equity securities	110	25	(11)	124	213	17	(6)	224

Total	$53,265	$70	$(2,413)	$50,922	$56,556	$130	$(394)	$56,292

Held-to-Maturity
Municipals	$254	$–	$–	$254	$254	$–	$–	$254
Mortgage- and asset-backed	13	–	–	13	15	–	–	15

Total	$267	$–	$–	$267	$269	$–	$–	$269

(1)	Includes investments in Non-U.S. Government and agency securities.

Merrill Lynch 2007 Annual Report	page 114

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 28, 2007 and December 29, 2006.

	LESS THAN 1 YEAR		MORE THAN 1 YEAR		TOTAL
(DOLLARS IN MILLIONS)	ESTIMATED	UNREALIZED	ESTIMATED	UNREALIZED	ESTIMATED	UNREALIZED
ASSET CATEGORY	FAIR VALUE	LOSSES	FAIR VALUE	LOSSES	FAIR VALUE	LOSSES
December 28, 2007
Mortgage- and asset-backed	$38,162	$(2,159)	$7,912	$(389)	$46,074	$(2,548)
U.S. Government and agencies	2	–	–	–	2	–
Corporate debt	182	(14)	41	(5)	223	(19)
Certificate of deposits	201	–	–	–	201	–
Other(1)	–	–	–	–	–	–

Total debt securities	38,547	(2,173)	7,953	(394)	46,500	(2,567)
Equity securities	64	(10)	–	–	64	(10)

Total temporarily impaired securities	$38,611	$(2,183)	$7,953	$(394)	$46,564	$(2,577)

December 29, 2006
Mortgage- and asset-backed	$15,645	$(28)	$10,243	$(253)	$25,888	$(281)
U.S. Government and agencies	151	(1)	1,629	(25)	1,780	(26)
Corporate debt	691	(2)	1,029	(23)	1,720	(25)
Certificate of deposits	2,103	(2)	5	–	2,108	(2)
Other(1)	100	–	267	(9)	367	(9)

Total debt securities	18,690	(33)	13,173	(310)	31,863	(343)
Equity securities	19	–	57	(5)	76	(5)

Total temporarily impaired securities	$18,709	$(33)	$13,230	$(315)	$31,939	$(348)

(1)	Includes investments in Non-U.S. Government and agency securities.

The majority of the unrealized losses relate to mortgage- and asset-backed securities issued by U.S. agencies.

Merrill Lynch reviews its held-to-maturity and available-for-sale securities at least quarterly to assess whether any impairment is other-than-temporary. Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and Merrill Lynch’s intent and ability to retain the security to allow for an anticipated recovery in market value. Merrill Lynch’s impairment review generally includes:

•	Identifying investments with indicators of possible impairment;

•	Analyzing individual investments with fair values less than amortized cost, including estimating future cash flows, and considering the length of time and extent to which the investment has been in an unrealized loss position;

•	Discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment; and

•	Documenting the analysis and conclusions.

As of December 28, 2007, Merrill Lynch determined that certain available-for-sale securities primarily related to U.S. ABS CDO securities were other-than-temporarily impaired and recognized a loss of approximately $900 million for the year-ended December 28, 2007.

The amortized cost and estimated fair value of debt securities at December 28, 2007 by contractual maturity, for available-for-sale and held-to-maturity investments follow:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY
		ESTIMATED		ESTIMATED
	AMORTIZED	FAIR	AMORTIZED	FAIR
(DOLLARS IN MILLIONS)	COST	VALUE	COST	VALUE
Due in one year or less	$1,170	$1,171	$–	$–
Due after one year through five years	680	690	254	254
Due after five years through ten years	298	284	–	–
Due after ten years	103	104	–	–

	2,251	2,249	254	254
Mortgage- and asset-backed securities	50,904	48,549	13	13

Total(1)	$53,155	$50,798	$267	$267

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(DOLLARS IN MILLIONS)	2007	2006	2005
Proceeds	$39,327	$16,176	$36,574
Gross realized gains	224	160	411
Gross realized losses	(55)	(161)	(71)

Net unrealized gains and (losses) from investment securities classified as trading included in the 2007, 2006, and 2005 Consolidated Statements of (Loss)/Earnings were $(2.6) billion, $125 million, and $(13) million, respectively.

Equity Method Investments
Merrill Lynch has numerous investments accounted for under the equity method. The following table includes the carrying amount and ownership percentage of Merrill Lynch’s most significant equity method investments:

	DECEMBER 28, 2007		DECEMBER 29, 2006
	CARRYING	OWNERSHIP	CARRYING	OWNERSHIP
(DOLLARS IN MILLIONS)	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE
BlackRock Inc.(1)	$7,964	50%	$7,619	50%
Bloomberg L.P.(2)	–	20	373	20
Warburg Pincus Fund IX, L.P.(3)	560	7	269	7
WCG Master Fund Ltd.(4)	1,234	60	N/A	N/A

N/A = Not Applicable

(1)	Carrying amount consists of a 45% voting common equity interest and a 5% preferred equity interest.
(2)	Carrying amount at December 28, 2007 is zero as a result of dividends received in excess of cumulative equity method earnings and Merrill Lynch’s initial investment.
(3)	Investment in a private equity fund.
(4)	Investment in an alternative investment fund. Merrill Lynch does not consolidate this investment as its ownership percentage represents a non-voting interest.

In connection with the BlackRock merger on September 29, 2006 (see Note 18 to the Consolidated Financial Statements for further information on the BlackRock merger), Merrill Lynch received an equity interest in BlackRock. As of December 28, 2007, the aggregate market value of Merrill Lynch’s common equity interest in BlackRock was $11.5 billion, based on the closing stock price on the New York Stock Exchange. This market value does not reflect Merrill Lynch’s preferred equity interest in BlackRock. The carrying amount of Merrill Lynch’s investment in BlackRock at December 28, 2007 was $4.7 billion more than the underlying equity in net assets due to equity method goodwill, indefinite-lived intangible assets and definite-lived intangible assets, of which Merrill Lynch amortized $48 million and $10 million in 2007 and 2006, respectively. Such amortization is reflected in earnings from equity method investments in the Consolidated Statements of (Loss)/Earnings.

Summarized aggregate financial information for Merrill Lynch’s most significant equity method investees (BlackRock Inc., Bloomberg L.P., Warburg Pincus Fund IX, L.P. and WCG Master Fund Ltd.), which represents 100% of the investees’ financial information for the periods in which Merrill Lynch held the investments is as follows:

(DOLLARS IN MILLIONS)	2007	2006	2005
Revenues	$11,725	$6,013	$4,108
Operating income	4,726	2,331	1,388
Earnings before income taxes	4,692	2,362	1,390
Net earnings	4,107	2,161	1,316

(DOLLARS IN MILLIONS)	2007	2006
Total assets	$49,438	$26,616
Total liabilities	32,672	12,310
Minority interest	603	1,109

Merrill Lynch 2007 Annual Report	page 116

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

Merrill Lynch securitized assets of approximately $173.1 billion and $147.5 billion for the years ended December 28, 2007 and December 29, 2006, respectively. For the years ended December 28, 2007 and December 29, 2006, Merrill Lynch received $175.9 billion and $148.8 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $154.6 million and $333.2 million, respectively, in Merrill Lynch’s Consolidated Statements of (Loss)/Earnings.

The table below summarizes the cash inflows received by Merrill Lynch from securitization transactions related to the following underlying asset types:

(DOLLARS IN MILLIONS)	2007	2006
Asset category
Residential mortgage loans	$100,219	$95,883
Municipal bonds	55,514	29,482
Commercial and corporate loans and bonds	18,078	21,087
Other	2,122	2,317

Total	$175,933	$148,769

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

Retained interests are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value initially and on an ongoing basis based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of (Loss)/Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss. Retained interests held as available-for-sale are reviewed periodically for impairment.

Retained interests in securitized assets were approximately $6.1 billion and $6.8 billion at December 28, 2007 and December 29, 2006, respectively, which related primarily to residential mortgage loan, municipal bond, and commercial and corporate loan and bond securitization transactions. As a result of the illiquidity in the mortgage-backed securities market at the end of 2007, the majority of the mortgage-backed securities retained interest balance had limited price transparency at December 28, 2007. As of December 29, 2006, the majority of retained interest balance of mortgage-backed securities had observable market prices. The majority of these retained interests include mortgage-backed securities that Merrill Lynch had expected to sell to investors in the normal course of its underwriting activity. However, the timing of any sale is subject to current and future market conditions. A portion of the retained interests represent residual interests in U.S. sub-prime mortgage securitizations and is included in the Level 3 U.S. ABS CDO exposure disclosed in Note 3 to the Consolidated Financial Statements.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of December 28, 2007 arising from Merrill Lynch’s residential mortgage loan, municipal bond and other securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

	RESIDENTIAL
	MORTGAGE	MUNICIPAL
(DOLLARS IN MILLIONS)	LOANS	BONDS	OTHER (2)
Retained interest amount	$2,809	$2,248	$1,074
Weighted average credit losses (rate per annum)	4.2%	0.0%	2.6%
Range	0–26%	0.0%	0–3.9%
Impact on fair value of 10% adverse change	$(51)	$–	$(2)
Impact on fair value of 20% adverse change	$(97)	$–	$(5)
Weighted average discount rate	9.2%	3.7%	6.3%
Range	0–100.0%	3.2–8.2%	0–27.2%
Impact on fair value of 10% adverse change	$(82)	$(76)	$(13)
Impact on fair value of 20% adverse change	$(154)	$(147)	$(25)
Weighted average life (in years)	3.1	10.4	1.2
Range	0–4.4	7.7–12.0	0–9.9
Weighted average prepayment speed (CPR)(1)	34.7%	37.7%	34.5%
Range(1)	0–86.3%	8.0–42.25%	0–92.0%
Impact on fair value of 10% adverse change	$(67)	$–	$(2)
Impact on fair value of 20% adverse change	$(122)	$–	$(5)

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.
(2)	Primarily relates to retained interest positions from commercial and corporate loan and bond securitization activity.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of December 28, 2007 are as follows:

	RESIDENTIAL
	MORTGAGE	MUNICIPAL
	LOANS	BONDS	OTHER
Credit losses (rate per annum)	2.9%	0.0%	2.1%
Weighted average discount rate	6.7%	3.9%	5.0%
Weighted average life (in years)	4.4	7.8	2.7
Prepayment speed assumption (CPR)(1)	30.0%	9.0%	17.0%

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

For residential mortgage loan and other securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch upon the event of a borrower default. See Note 11 to the Consolidated Financial Statements for information related to representations and warranties.

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

Merrill Lynch 2007 Annual Report	page 118

In addition to standby letters of credit, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 11 to the Consolidated Financial Statements.

The following table summarizes the total principal amounts outstanding and delinquencies of securitized financial assets held in SPEs, where Merrill Lynch holds retained interests, as of December 28, 2007 and December 29, 2006:

	RESIDENTIAL
	MORTGAGE	MUNICIPAL
(DOLLARS IN MILLIONS)	LOANS	BONDS	OTHER	(1)
December 28, 2007
Principal Amount Outstanding	$136,102	$22,388	$34,684
Delinquencies	13,583	–	25
December 29, 2006
Principal Amount Outstanding	$124,795	$18,986	$33,024
Delinquencies	3,493	–	10

(1)	Primarily relates to commercial and corporate loan and bond securitization activities.

Net credit losses associated with securitized financial assets held in these SPEs for the years ended December 28, 2007 and December 29, 2006 approximated $1.1 billion and $180 million, respectively.

Mortgage Servicing Rights
In connection with its residential mortgage business, Merrill Lynch may retain or acquire servicing rights associated with certain mortgage loans that are sold through its securitization activities. These loan sale transactions create assets referred to as mortgage servicing rights, or MSRs, which are included within other assets on the Consolidated Balance Sheets.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(DOLLARS IN MILLIONS)	CARRYING VALUE
Mortgage servicing rights, December 29, 2006 (fair value is $164)	$122
Additions(1)	513
Amortization	(246)

Mortgage servicing rights, December 28, 2007 (fair value is $476)	$389

(1)	Includes MSRs obtained in connection with the acquisitions of First Franklin and First Republic.

The amount of contractually specified revenues for the year ended December 28, 2007, which are included within managed accounts and other fee-based revenues in the Consolidated Statements of (Loss)/Earnings include:

(DOLLARS IN MILLIONS)	2007
Servicing fees	$341
Ancillary and late fees	63

Total	$404

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at December 28, 2007 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(DOLLARS IN MILLIONS)
Fair value of capitalized MSRs	$476
Weighted average prepayment speed (CPR)	32.5%
Impact of fair value of 10% adverse change	$(38)
Impact of fair value of 20% adverse change	$(49)
Weighted average discount rate	16.9%
Impact of fair value of 10% adverse change	$(11)
Impact of fair value of 20% adverse change	$(23)

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

Variable Interest Entities
FIN 46R requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the variability of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. A QSPE is a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46R, Merrill Lynch typically does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 11 to the Consolidated Financial Statements.

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of December 28, 2007 and December 29, 2006, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary and holds a majority of the voting interests in the entity.

							SIGNIFICANT VARIABLE
	PRIMARY BENEFICIARY						INTEREST HOLDER
	TOTAL		NET		RECOURSE		TOTAL
	ASSET		ASSET		TO MERRILL		ASSET		MAXIMUM
(DOLLARS IN MILLIONS)	SIZE	(4)	SIZE	(5)	LYNCH	(6)	SIZE	(4)	EXPOSURE
December 28, 2007
Loan and real estate VIEs	$16,306		$15,420		$–		$307		$232
Guaranteed and other funds(1)	5,443		4,655		928		246		23
Credit-linked note and other VIEs(2)	678		83		–		5,438		9,081
Tax planning VIEs(3)	1		1		–		483		15

December 29, 2006
Loan and real estate VIEs	$4,265		$3,787		$–		$278		$182
Guaranteed and other funds(1)	3,184		2,615		564		6,156		6,156
Credit-linked note and other VIEs(2)	41		41		–		–		–
Tax planning VIEs(3)	–		–		–		483		15

(1)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(2)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs. This assumes a total loss on the referenced assets underlying the total return swaps. The maximum exposure may be different than the total asset size due to the netting of certain derivatives in the VIE.
(3)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(4)	This column reflects the total size of the assets held in the VIE.
(5)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(6)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE.

Merrill Lynch 2007 Annual Report	page 120

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE or is a significant variable interest holder in the VIE. These VIEs are as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has investments in VIEs that hold loans or real estate. Merrill Lynch may be either the primary beneficiary which would result in consolidation of the VIE, or may be a significant variable interest holder. These VIEs include entities that are primarily designed to provide financing to clients and to invest in real estate. In addition, these VIEs include securitization vehicles that Merrill Lynch is required to consolidate because QSPE status has not been met and Merrill Lynch is the primary beneficiary as it retains the residual interests. For consolidated VIEs that hold loans, the assets of the VIEs are recorded in trading assets-mortgages, mortgage-backed and asset-backed, other assets, or loans, notes, and mortgages in the Consolidated Balance Sheets. For consolidated VIEs that hold real estate investments, these real estate investments are included in other assets in the Consolidated Balance Sheets. The beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE. The increase in total and net asset size in the table above for Loan and Real Estate VIEs is a result of Merrill Lynch’s inability to sell mortgage related securities because of the illiquidity in the securitization markets. Merrill Lynch’s inability to sell certain securities disqualified the VIEs as QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs.

Guaranteed and Other Funds

•	Merrill Lynch is the sponsor of funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading assets. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 11 to the Consolidated Financial Statements.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch is the primary beneficiary of these funds as a result of its substantial investment in the vehicles. Merrill Lynch records its interests in these VIEs in investment securities in the Consolidated Balance Sheets.

•	Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”). Merrill Lynch’s variable interests are in the form of 1) liquidity facilities that protect commercial paper holders against short term changes in the fair value of the assets held by the Conduits in the event of a disruption in the commercial paper market, and 2) credit facilities to the Conduits that protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. Merrill Lynch also provided a liquidity facility with a third Conduit that it did not establish. Merrill Lynch’s off balance sheet exposure at December 28, 2007, as compared to prior periods, to assets held by these conduits as a result of these liquidity and credit facilities is discussed below.

During the fourth quarter of 2007, Merrill Lynch purchased the remaining $0.9 billion of assets of one of the Conduits through the exercise of its liquidity facility and as a result the facility is no longer outstanding. An additional $4.0 billion had been purchased earlier in 2007. Total losses related to the exercise of the facility were approximately $170 million in 2007. These assets are primarily residential mortgage backed securities. As this Conduit is not active, Merrill Lynch no longer has a significant variable interest in this Conduit, but instead carries the assets it purchased in its Consolidated Financial Statements as investment securities — available-for-sale. Although not legally terminated, Merrill Lynch does not anticipate utilizing this Conduit for off-balance sheet financing in the future.

At December 28, 2007, Merrill Lynch had liquidity and credit facilities outstanding or maximum exposure to loss with a second Conduit for $1.2 billion. The maximum exposure to loss assumes a total loss on the assets in the Conduit. The underlying assets in the Conduit are primarily auto and equipment loans and lease receivables totaling $0.9 billion. The Conduit also has unfunded loan commitments for $250 million. This Conduit remains active and continues to issue commercial paper, although during the latter half of 2007 there were instances when it was required to draw on its liquidity facility with Merrill Lynch. As of year end 2007, Merrill Lynch had purchased loans and asset backed securities under these facilities of $222 million in the fourth quarter and $1.1 billion earlier in 2007. Merrill Lynch carries these assets as loans held for investment and investment securities — available-for-sale, respectively. Total losses related to the partial exercise of the facility were $4 million in 2007. Merrill Lynch also periodically purchased commercial paper issued by this Conduit, which resulted in reconsideration events under FIN 46R that required Merrill Lynch to reassess whether it must consolidate the Conduit. As of the last reconsideration event, Merrill Lynch concluded it is not required to consolidate the Conduit and, additionally, no longer holds a significant variable interest.

The decrease in total asset size and maximum exposure in the table above is attributable to Merrill Lynch no longer having a significant variable interest in these Merrill Lynch established Conduits as described above.

Merrill Lynch also provided a similar liquidity facility to a third party sponsored Conduit in which Merrill Lynch also held commercial paper. Total losses related to the exercise of the facility were approximately $280 million in 2007. As a result of a reconsideration event in the fourth quarter of 2007 and deterioration in the value of the assets and subordinated notes of the Conduit, Merrill Lynch was deemed to be the primary beneficiary of the Conduit and the facility is no longer considered outstanding. The assets held by this Conduit, which is consolidated by Merrill Lynch, are primarily residential and commercial backed securities and are classified as investment securities — available-for-sale in Merrill Lynch’s Consolidated Financial Statements.

The liquidity and credit facilities are further discussed in Note 11 to the Consolidated Financial Statements.

Credit-Linked Note and Other VIEs

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs. Merrill Lynch also takes synthetic exposure to the underlying investment grade collateral held in these VIEs, which primarily includes super senior U.S. sub-prime ABS CDOs, through total return swaps. At December 28, 2007, Merrill Lynch’s involvement with these VIEs provides it with a significant variable interest. Merrill Lynch records its transactions with these VIEs as trading assets-derivative contracts in the Consolidated Financial Statements.

•	In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses that they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of December 28, 2007 and December 29, 2006 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Tax Planning VIEs

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or Merrill Lynch through an enhanced yield investment security. These structures typically provide financing to Merrill Lynch and/or the investor at enhanced rates. Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE.

Note 7. Loans, Notes, Mortgages and Related Commitments to Extend Credit
Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures.

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses.

Merrill Lynch 2007 Annual Report	page 122

Loans, notes, mortgages and related commitments to extend credit at December 28, 2007 and December 29, 2006, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

	LOANS		COMMITMENTS(1)
(DOLLARS IN MILLIONS)	2007	2006	2007	(2)(3)	2006	(3)
Consumer:
Mortgages	$26,939	$18,346	$7,023		$7,747
Other	5,392	4,224	3,298		547
Commercial and small- and middle-market business(4):
Investment grade	18,917	22,452	36,921		45,264
Non-investment grade	44,277	28,485	30,990		42,812

	95,525	73,507	78,232		96,370
Allowance for loan losses	(533)	(478)	–		–
Reserve for lending-related commitments	–	–	(1,408)		(381)

Total, net	$94,992	$73,029	$76,824		$95,989

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 11 to the Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at December 28, 2007, Merrill Lynch entered into agreements to purchase $330 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $1.2 billion at December 29, 2006. See Note 11 to the Consolidated Financial Statements for additional information.
(4)	Includes loans and commitments of $12.6 billion and $8.6 billion as of December 28, 2007, respectively, and $11.3 billion and $7.0 billion as of December 29, 2006, respectively that have been subsequently sold in connection with the sale of Merrill Lynch Capital to GE Capital.

Activity in the allowance for loan losses is presented below:

(DOLLARS IN MILLIONS)	2007	2006
Allowance for loan losses, at beginning of period	$478	$406
Provision for loan losses	169	114
Charge-offs	(73)	(62)
Recoveries	36	18

Net charge-offs	(37)	(44)
Other(1)	(77)	2

Allowance for loan losses, at end of period	$533	$478

(1)	Primarily relates to activity related to loans and lease receivables transferred to held-for-sale in connection with the disposition of Merrill Lynch Capital, offset by allowance for loan losses acquired in connection with the acquisition of First Republic.

Consumer loans, which are substantially secured, consisted of approximately 245,100 individual loans at December 28, 2007. Commercial loans consisted of approximately 23,200 separate loans. The principal balance of non-accrual loans was $607 million at December 28, 2007 and $209 million at December 29, 2006. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $16.1 billion and $11.2 billion at December 28, 2007 and December 29, 2006, respectively. For information on credit risk management see Note 3 to the Consolidated Financial Statements.

The above amounts include $49.0 billion and $18.6 billion of loans held for sale at December 28, 2007 and December 29, 2006, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At December 28, 2007, such loans consisted of $11.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $37.4 billion of commercial loans, approximately 19% of which are to investment grade counterparties. At December 29, 2006, such loans consisted of $7.4 billion of consumer loans, primarily residential mortgages and automobile loans, and $11.2 billion of commercial loans, approximately 38% of which are to investment grade counterparties.

The fair values of loans, notes, and mortgages were approximately $95 billion and $73 billion at December 28, 2007 and December 29, 2006, respectively. Merrill Lynch estimates the fair value of loans utilizing a number of methods ranging from market price quotations to discounted cash flows.

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

Merrill Lynch enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance and loan syndication transactions. Customers may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain assets of small businesses, or securities. Merrill Lynch considers commitments to be outstanding as of the date the commitment letter is issued. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending on its creditworthiness and general market conditions.

Merrill Lynch originates and purchases portfolios of loans that have certain features that may be viewed as increasing Merrill Lynch’s exposure to nonpayment risk by the borrower. In connection with the acquisition of First Franklin on December 30, 2006, Merrill Lynch acquired sub-prime mortgage loans and originated a significant volume of sub-prime mortgage loans during the first half of 2007. As the year developed, delinquencies and defaults in the sub-prime mortgage loan market increased significantly leading to tighter underwriting criteria for new mortgages. As a result, First Franklin substantially reduced its sub-prime lending activities and currently is only making loans that are underwritten to prime underwriting criteria. As of December 28, 2007, we have ceased originating sub-prime mortgages and are evaluating our continued involvement in this market. In addition, Merrill Lynch acquired loans that have these features in connection with the acquisition of First Republic (see Note 16 to the Consolidated Financial Statements). Specifically, these loans include commercial and residential loans held in loans, notes, and mortgages as of December 28, 2007 that have the following features:

•	negative amortizing features that permit the borrower to draw on unfunded commitments to pay current interest (commercial loans only);

•	subject the borrower to payment increases over the life of the loan; and

•	high LTV ratios.

Although these features may be considered non-traditional for residential mortgages, interest-only features are considered traditional for commercial loans. Therefore, the table below includes only those commercial loans with features that permit negative amortization.

The table below summarizes the level of exposure to each type of loan at December 28, 2007 and December 29, 2006:

(DOLLARS IN MILLIONS)	2007	(2)	2006
Loans with negative amortization features	$1,232		$1,439
Loans where borrowers may be subject to payment increases(1)	15,697		11,288
Loans with high LTV ratios	5,478		1,676
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	3,315		2,592

(1)	Includes $5.9 billion of prime residential mortgage loans with low LTV ratios that were acquired or originated in connection with the acquisition of First Republic.
(2)	Includes loans from securitizations where due to Merrill Lynch’s inability to sell certain securities disqualified the VIEs as QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs. Merrill Lynch’s exposure is limited to (i) any retained interest and (ii) the representations and warranties made upon securitization (See Note 11 to the Consolidated Financial Statements).

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

Loans where borrowers may be subject to payment increases primarily include interest-only loans. This caption also includes mortgages with low initial rates. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves; typically using a qualifying formula that conforms to the guidance issued by the federal banking agencies with respect to non-traditional mortgage loans.

Merrill Lynch 2007 Annual Report	page 124

In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

High LTV loans include all mortgage loans where the LTV is greater than 80% and the borrower has not purchased private mortgage insurance (“PMI”). High LTV loans also include residential mortgage products where a mortgage and home equity loan are simultaneously established for the same property. The maximum original LTV ratio for the mortgage portfolio with no PMI or other security is 85%, which can, on an exception basis, be extended to 90%. In addition, the Mortgage 100| product is included in this category. The Mortgage 100| product permits high credit quality borrowers to pledge eligible securities in lieu of a traditional down payment. The securities portfolio is subject to daily monitoring, and additional collateral is required if the value of the pledged securities declines below certain levels.

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon. For a maturity profile of these and other commitments see Note 11 to the Consolidated Financial Statements.

Note 8. Goodwill and Intangibles

Goodwill
Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment, for the years-ended December 28, 2007 and December 29, 2006:

(DOLLARS IN MILLIONS)	GMI	GWM	MLIM	(1)	TOTAL
Goodwill:
December 30, 2005	$1,144	$299	$4,360		$5,803
Goodwill acquired	729	10	–		739
Translation adjustment and other	34	(7)	361		388
Goodwill disposed	–	–	(4,721)		(4,721)

December 29, 2006	$1,907	$302	$–		$2,209

Goodwill acquired	$1,009	$1,315	$–		$2,324
Translation adjustment and other	54	3	–		57

December 28, 2007	$2,970	$1,620	$–		$4,590

(1)	MLIM ceased to exist in connection with the BlackRock merger in September 2006.

GWM 2007 activity primarily relates to goodwill acquired in connection with the acquisition of First Republic. The change in the recorded amount of goodwill for GMI relates primarily to goodwill acquired in connection with the acquisition of First Franklin whose operations were integrated into GMI’s mortgage securitization business. GMI 2006 activity primarily relates to goodwill acquired in connection with investments in an Indian joint venture and a boutique investment banking company. At December 28, 2007, in response to the deterioration in the sub-prime mortgage markets, Merrill Lynch performed a goodwill impairment test. Based on this test, Merrill Lynch determined that there was no impairment of goodwill on a consolidated basis.

In connection with the BlackRock merger, the goodwill associated with the MLIM business was derecognized on the Consolidated Balance Sheet as of September 29, 2006.

Intangible Assets
Intangible assets at December 28, 2007 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144 whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives.

In connection with the acquisition of First Franklin in 2007, Merrill Lynch recorded identifiable intangible assets of $185 million. In response to the deterioration in the sub-prime mortgage markets, Merrill Lynch reviewed its identifiable intangible assets for impairment and recorded impairment charges of $107 million and $53 million related to mortgage broker relationships of First Franklin in the third and fourth quarters of 2007, respectively. At December 28, 2007 the entire amount of mortgage broker relationships has been written off.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of other intangible assets as of December 28, 2007 and December 29, 2006:

(DOLLARS IN MILLIONS)		2007	2006
Customer relationships	Gross Carrying Amount	$311	$244
	Accumulated amortization	(64)	(33)

	Net carrying amount	247	211

Core deposits	Gross Carrying Amount	194	–
	Accumulated amortization	(17)	–

	Net carrying amount	177	–

Other(1)	Gross Carrying Amount	139	77
	Accumulated amortization	(62)	(40)

	Net carrying amount	77	37

Total	Gross Carrying Amount	644	321
	Accumulated amortization	(143)	(73)

	Net carrying amount	$501	$248

(1)	Amounts primarily consist of trademarks and technology related assets.

Amortization expense and the write-offs of identifiable intangible assets related to First Franklin mortgage broker relationships were $249 million for the year ended December 28, 2007. Amortization expense for 2006 and 2005 was $40 million and $25 million, respectively.

The estimated future amortization of other intangible assets through 2012 is as follows:

(DOLLARS IN MILLIONS)
2008	$82
2009	72
2010	58
2011	53
2012	50

Note 9. Borrowings and Deposits
ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

The value of Merrill Lynch’s debt instruments as recorded on the Consolidated Balance Sheet does not necessarily represent the amount at which they will be repaid at maturity. This is due to the following:

•	Certain debt issuances are issued at a discount to their redemption amount, which will accrete up to the redemption amount as they approach maturity;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 3 to the Consolidated Financial Statements);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities will take into consideration the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of the application of fair value hedge accounting (see Note 1 to the Consolidated Financial Statements).

Merrill Lynch 2007 Annual Report	page 126

Total borrowings at December 28, 2007 and December 29, 2006, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(DOLLARS IN MILLIONS)	2007	2006
Senior debt issued by ML & Co.	$148,190	$115,474
Senior debt issued by subsidiaries — guaranteed by ML & Co.	32,375	26,664
Senior structured notes issued by ML & Co.	45,133	25,466
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	13,904	8,349
Subordinated debt issued by ML & Co.	10,887	6,429
Junior subordinated notes (related to trust preferred securities)	5,154	3,813
Other subsidiary financing — not guaranteed by ML & Co.	5,597	4,316
Other subsidiary financing — non-recourse	29,801	12,812

Total	$291,041	$203,323

Borrowing activities may create exposure to market risk, most notably interest rate, equity, commodity and currency risk. Other subsidiary financing — non-recourse is primarily attributable to debt issued to third parties by consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Consolidated Financial Statements.

Borrowings at December 28, 2007 and December 29, 2006, are presented below:

(DOLLARS IN MILLIONS)	2007	2006
Short-term borrowings
Commercial paper	$12,908	$6,357
Promissory notes	2,750	–
Secured short-term borrowings	4,851	9,800
Other unsecured short-term borrowings	4,405	1,953

Total	$24,914	$18,110

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$102,020	$58,366
Variable-rate obligations(3)(4)	156,743	120,794
Zero-coupon contingent convertible debt (LYONs®)	2,210	2,240

Total	$260,973	$181,400

Deposits
U.S.	$76,634	$62,294
Non U.S.	27,353	21,830

Total	$103,987	$84,124

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

The fair value of short-term borrowings approximated carrying values at December 28, 2007 and December 29, 2006.

In determining fair value of long-term borrowings at December 28, 2007 for the purposes of the disclosure requirements under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, an entity’s own creditworthiness is required to be incorporated into the fair value measurements per the guidance in SFAS No. 157. The fair value of total long-term borrowings is estimated using a discounted cash flow model with inputs for similar types of borrowing arrangements. The fair value of long-term borrowings at December 28, 2007 that are not accounted for at fair value under SFAS No. 159 was approximately $9.0 billion less than the carrying amount primarily due to the widening of Merrill Lynch credit spreads. In addition, the amount of long-term borrowings that are accounted for at fair value under SFAS No. 159 was approximately $76.3 billion at December 28, 2007. The credit spread component for the long-term borrowings carried at fair value was $2.0 billion and has been included in earnings. Refer to Note 3 to the Consolidated Financial Statements for additional information. At December 29, 2006, the fair value of long-term borrowings approximated carrying amounts.

At December 28, 2007, long-term borrowings mature as follows:

(DOLLARS IN MILLIONS)
Less than 1 year	$65,040	25%
1–2 years	45,424	17
2+–3 years	24,457	9
3+–4 years	20,081	8
4+–5 years	23,485	9
Greater than 5 years	82,486	32

Total	$260,973	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder (“put” options) at specified dates prior to maturity. These borrowings are reflected in the above table as maturing at their put dates, rather than their contractual maturities. Management believes, however, that a portion of such borrowings will remain outstanding beyond their earliest redemption date.

A limited number of notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. Refer to Note 1 to the Consolidated Financial Statements, Embedded Derivatives section for additional information.

Except for the $2.2 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at December 28, 2007, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

The effective weighted-average interest rates for borrowings at December 28, 2007 and December 29, 2006 were as follows:

	2007	2006
Short-term borrowings	4.64%	5.15%
Long-term borrowings, contractual rate	4.35	4.23
Junior subordinated notes (related to trust preferred securities)	6.91	7.03

Long-Term Borrowings

Floating Rate LYONs®
At December 28, 2007, $2.2 billion of LYONs® were outstanding. The LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch and mature in 2032.

At maturity, holders of the LYONs® will receive the original principal amount of $1,000 increased daily by a rate that resets on a quarterly basis. Upon conversion, holders of the LYONs® will receive the value of 14.0915 shares of Merrill Lynch common stock based on the conditions described below. This value will be paid in cash in an amount equal to the contingent principal amount of the LYONs® on the conversion date and the remainder, at Merrill Lynch’s election, will be paid in cash, common stock or a combination thereof.

In addition, under the terms of the LYONs®:

•	Merrill Lynch may redeem the LYONs® at any time on or after March 13, 2008.

•	Investors may require Merrill Lynch to repurchase the LYONs® in March 2008, 2012, 2017, 2022 and 2027. Repurchases may be settled only in cash.

•	Until March 2008, the conversion rate on the LYONS® will be adjusted upon the issuance of a quarterly cash dividend to holders of Merrill Lynch common stock to the extent that such dividend exceeds $0.16 per share. In 2007, Merrill Lynch’s common stock dividend exceeded $0.16 per share and, as a result, Merrill Lynch adjusted the conversion ratio to 14.0915 from 13.9447 in February 2008. In addition, the conversion rate on the LYONs® will be adjusted for any other cash dividends or distributions to all holders of Merrill Lynch common stock until March 2008. After March 2008, cash dividends and distributions will cause the conversion ratio to be adjusted only to the extent such dividends are extraordinary.

Merrill Lynch 2007 Annual Report	page 128

•	The conversion rate on the LYONs® will also adjust upon: (1) dividends or distributions payable in Merrill Lynch common stock, (2) subdivisions, combinations or certain reclassifications of Merrill Lynch common stock, (3) distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch common stock at that time, and (4) distributions of Merrill Lynch assets or debt securities to holders of Merrill Lynch common stock (including certain cash dividends and distributions as described above).

The LYONs® may be converted based on any of the following conditions:

•	If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the LYONs® at December 28, 2007 was $93.11. That is, between January 1, 2008 and February 15, 2008, a holder could have converted LYONs® into the value of 13.9447 shares of Merrill Lynch common stock if the Merrill Lynch stock price had been greater than $93.11 for at least 20 of the last 30 consecutive trading days ending December 28, 2007;

•	During any period in which the credit rating of the LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc.;

•	If the LYONs® are called for redemption;

•	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or

•	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.

In accordance with the guidance in EITF Topic No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and EITF No. 03-7, Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue 90-19), Merrill Lynch accounts for the proceeds received from the issuance of LYONs® as long-term borrowings. Merrill Lynch does not separately account for the embedded conversion option in LYONs® as a result of the scope exception in SFAS No. 133, which provides that contracts that are both indexed to an issuer’s own stock and classified in stockholders’ equity are not considered to be derivatives. To the extent that the value of the conversion option is “in-the-money” at the end of a reporting period, Merrill Lynch includes the appropriate number of shares in diluted earnings per share using the treasury stock method prescribed in SFAS No. 128, Earnings per Share, and EITF Topic No. D-72, Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share. See Note 10 to the Consolidated Financial Statements for further information regarding the impact of LYONs® on diluted EPS.

Junior Subordinated Notes (related to trust preferred securities)
As of December 28, 2007, Merrill Lynch has created six trusts that have issued preferred securities to the public (“trust preferred securities”). Merrill Lynch Preferred Capital Trust III, IV and V used the issuance proceeds to purchase Partnership Preferred Securities, representing limited partnership interests. Using the purchase proceeds, the limited partnerships extended junior subordinated loans to ML & Co. and one or more subsidiaries of ML & Co. Merrill Lynch Capital Trust I, II and III directly invested in junior subordinated notes issued by ML & Co.

ML & Co. has guaranteed, on a junior subordinated basis, the payment in full of all distributions and other payments on the trust preferred securities to the extent that the trusts have funds legally available. This guarantee and similar partnership distribution guarantees are subordinated to all other liabilities of ML & Co. and rank equally with preferred stock of ML & Co.

The following table summarizes Merrill Lynch’s trust preferred securities as of December 28, 2007.

		AGGREGATE
		PRINCIPAL
		AMOUNT		AGGREGATE
		OF TRUST		PRINCIPAL	ANNUAL			EARLIEST
(DOLLARS IN MILLIONS)	ISSUE	PREFERRED		AMOUNT	DISTRIBUTION	STATED		REDEMPTION
TRUST	DATE	SECURITIES		OF NOTES	RATE	MATURITY		DATE
ML Preferred Capital Trust III	Jan–1998	$750		$900	7.00%	Perpetual		Mar–2008
ML Preferred Capital Trust IV	Jun–1998	400		480	7.12%	Perpetual		Jun–2008
ML Preferred Capital Trust V	Nov–1998	850		1,021	7.28%	Perpetual		Sep–2008
ML Capital Trust I	Dec–2006	1,050		1,051	6.45%	Dec–2066	(1)	Dec–2011
ML Capital Trust II	May–2007	950		951	6.45%	Jun–2062	(2)	Jun–2012
ML Capital Trust III	Aug–2007	750		751	7.375%	Sep–2062	(3)	Sep–2012

Total		$4,750	(4)	$5,154

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.
(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June 2087.
(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September 2087.
(4)	Includes related investments of $25 million, which are deducted for equity capital purposes.

Borrowing Facilities
Merrill Lynch maintains credit facilities that are available to cover immediate funding needs. Merrill Lynch maintains a committed three-year, multi-currency, unsecured bank credit facility that totaled $4.0 billion and $4.5 billion at December 28, 2007 and December 29, 2006, respectively. This facility permits borrowings by ML & Co. and expires in April 2010. At December 28, 2007 Merrill Lynch had $1.0 billion of borrowings outstanding under this facility. This facility requires Merrill Lynch to maintain a minimum consolidated net worth which it significantly exceeded. There were no borrowings outstanding as of December 29, 2006.

Merrill Lynch also maintains two committed, secured credit facilities which totaled $6.5 billion at December 28, 2007 and $7.5 billion at December 29, 2006. The facilities expire in May 2008 and December 2008. Both facilities include a one-year term-out option that allows ML & Co. to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At December 28, 2007 and December 29, 2006, there were no borrowings outstanding under either facility.

In addition, Merrill Lynch maintains committed, secured credit facilities with two financial institutions that totaled $11.75 billion at December 28, 2007 and December 29, 2006. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier with at least a nine-month notice by either party. At December 28, 2007 and December 29, 2006, there were no borrowings outstanding under these facilities.

Deposits
Deposits at December 28, 2007 and December 29, 2006, are presented below:

(DOLLARS IN MILLIONS)	2007	2006
U.S.
Savings and Demand Deposits(1)	$69,707	$58,972
Time Deposits	6,927	3,322

Total U.S. Deposits	76,634	62,294

Non-U.S.
Non-interest bearing	803	688
Interest bearing	26,550	21,142

Total Non-U.S. Deposits	27,353	21,830

Total Deposits	$103,987	$84,124

(1)	Includes $1.8 billion and $110 million of non-interest bearing demand deposits as of December 28, 2007 and December 29, 2006, respectively.

Certificates of deposit and other time deposit accounts issued in amounts of $100,000 or more totaled $5.8 billion and $3.3 billion at December 28, 2007 and December 29, 2006, respectively. At December 28, 2007, $2.6 billion of these deposits mature in three months or less, $2.5 billion mature in more than three but less than six months and the remaining balance matures in more than six months.

The effective weighted-average interest rates for deposits, which include the impact of hedges, at both December 28, 2007 and December 29, 2006, was 3.5%. The fair values of deposits approximated carrying values at December 28, 2007 and December 29, 2006.

Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $5.8 billion and $2.5 billion at December 28, 2007 and December 29, 2006, respectively.

Note 10. Stockholders’ Equity and Earnings Per Share

Preferred Equity
ML & Co. is authorized to issue 25 million shares of undesignated preferred stock, $1.00 par value per share. All shares of currently outstanding preferred stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. All shares are perpetual, non-cumulative and dividends are payable quarterly when, and if, declared by the Board of Directors. Each share of preferred stock of Series 1 through Series 5 has a liquidation preference of $30,000, is represented by 1,200 depositary shares and is redeemable at Merrill Lynch’s option at a redemption price equal to $30,000 plus declared and unpaid dividends, without accumulation of any undeclared dividends.

On September 21, 2007, in connection with the acquisition of First Republic, Merrill Lynch issued two new series of preferred stock, $65 million in aggregate principal amount of 6.70% Non-Cumulative, Perpetual Preferred Stock, Series 6, and $50 million in aggregate principal amount of 6.25% Non-Cumulative, Perpetual Preferred Stock, Series 7. Each share of preferred stock of series 6 and 7 has a

Merrill Lynch 2007 Annual Report	page 130

liquidation preference of $1,000. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

On March 20, 2007, Merrill Lynch issued $1.5 billion in aggregate principal amount of Floating Rate, Non-Cumulative, Perpetual Preferred Stock, Series 5.

The following table summarizes our preferred stock issued at December 28, 2007.

				AGGREGATE
				LIQUIDATION
		INITIAL	TOTAL	PREFERENCE				EARLIEST
		ISSUE	SHARES	(DOLLARS IN				REDEMPTION
SERIES	DESCRIPTION	DATE	ISSUED	MILLIONS)		DIVIDEND		DATE
1	Perpetual Floating Rate Non-Cumulative	Nov-2004	21,000	$630		3-mo LIBOR + 75bps	(3)	Nov-2009
2	Perpetual Floating Rate Non-Cumulative	Mar-2005	37,000	1,110		3-mo LIBOR + 65bps	(3)	Nov-2009
3	Perpetual 6.375% Non-Cumulative	Nov-2005	27,000	810		6.375%		Nov-2010
4	Perpetual Floating Rate Non-Cumulative	Nov-2005	20,000	600	(1)	3-mo LIBOR + 75bps	(4)	Nov-2010
5	Perpetual Floating Rate Non-Cumulative	Mar-2007	50,000	1,500		3-mo LIBOR + 50bps	(4)	May-2012
6	Perpetual 6.70% Non-Cumulative	Sept-2007	65,000	65		6.700%		Feb-2009
7	Perpetual 6.25% Non-Cumulative	Sept-2007	50,000	50		6.250%		Mar-2010

Total			270,000	$4,765	(2)

(1)	Represents issuances of $240 million in November 2005 and $360 million in February 2006.
(2)	Preferred stockholders’ equity reported on the Consolidated Balance Sheets is reduced by amounts held in inventory as a result of market making activities.
(3)	Subject to 3.00% minimum rate per annum.
(4)	Subject to 4.00% minimum rate per annum.

Mandatory Convertible
On January 15, 2008, Merrill Lynch reached separate agreements with several long-term investors, primarily Korea Investment Corporation, Kuwait Investment Authority and Mizuho Corporate Bank, to sell an aggregate of 66 thousand shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (the “Mandatory Convertible Preferred Stock”), at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion. The shares of Mandatory Convertible Preferred Stock were issued on various dates between January 17, 2008 and February 1, 2008. Subject to certain conditions and exceptions, if Merrill Lynch sells or agrees to sell more than $1 billion of any common stock (or equity securities convertible into common stock) within one year of closing at a purchase, conversion or reference price per share less than $52.40, then the conversion ratio for the mandatory convertible preferred stock shall be adjusted to compensate the investors.

Common Stock
On December 24, 2007, Merrill Lynch reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

Davis purchased 25 million shares of Merrill Lynch common stock on December 27, 2007 at a price per share of $48.00, or an aggregate purchase price of $1.2 billion. Temasek purchased 55 million shares on December 28, 2007 and the remaining 36.7 million shares on January 11, 2008. In addition, Merrill Lynch granted Temasek an option to purchase an additional 12.5 million shares of common stock under certain circumstances. This option was exercised, with 2.8 million shares issued on February 1, 2008 and 9.7 million shares issued on February 5, 2008, in each case at a purchase price of $48.00 per share for an aggregate purchase price of $600 million.

In connection with the Temasek transaction, if Merrill Lynch sells or agrees to sell any common stock (or equity securities convertible into common stock) within one year of closing at a purchase, conversion or reference price per share less than $48.00, then it must make a payment to Temasek to compensate Temasek for the aggregate excess amount per share paid by Temasek, which is settled in cash or common stock at Merrill Lynch’s option.

Upon closing the First Republic acquisition on September 21, 2007, Merrill Lynch issued 11.6 million shares of common stock as a portion of the consideration.

On January 18, 2007, the Board of Directors declared a 40% increase in the regular quarterly dividend to $0.35 per common share, from $0.25 per common share. Dividends paid on common stock were $1.40 per share in 2007, $1.00 per share in 2006, and $0.76 per share in 2005.

During 2007, Merrill Lynch repurchased 62.1 million common shares at an average repurchase price of $84.88 per share. On April 30, 2007 the Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares. During 2007, Merrill Lynch had completed the $5 billion repurchase program authorized in October 2006 and had $4.0 billion of authorized repurchase capacity remaining under the repurchase program authorized in April 2007. Merrill Lynch did not repurchase any common stock during the fourth quarter of 2007 and does not anticipate additional repurchases of common shares.

Shares Exchangeable into Common Stock
In 1998, Merrill Lynch & Co., Canada Ltd. issued 9,662,448 Exchangeable Shares in connection with Merrill Lynch’s merger with Midland Walwyn Inc. Holders of Exchangeable Shares have dividend, voting, and other rights equivalent to those of ML & Co. common stockholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for ML & Co. common stock. Merrill Lynch may redeem all outstanding Exchangeable Shares for ML & Co. common stock after January 31, 2011, or earlier under certain circumstances. As of December 28, 2007 there were 2,552,982 Exchangeable Shares outstanding.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in (loss)/earnings. The balances at December 28, 2007 and December 29, 2006 are as follows:

(DOLLARS IN MILLIONS)	2007	2006
Foreign currency translation adjustment
Unrealized (losses), net of gains	$(1,636)	$(1,354)
Income taxes	1,195	924

Total	(441)	(430)

Unrealized gains (losses) on investment securities available-for-sale
Unrealized (losses), net of gains	(2,759)	(299)
Adjustments for:
Adjustment to initially apply SFAS No. 159	277	–
Policyholder liabilities	–	(4)
Income taxes	973	111

Total	(1,509)	(192)

Deferred gains on cash flow hedges
Deferred gains, net of (losses)	136	4
Income taxes	(53)	(2)

Total	83	2

Defined benefit pension and postretirement plans
Minimum pension liability	–	(334)
Net actuarial gains	49	–
Net prior service costs	70	–
Foreign currency translation gain	58	–
Adjustment to initially apply SFAS No. 158	–	129
Income taxes	(101)	41

Total	76	(164)

Total accumulated other comprehensive loss	$(1,791)	$(784)

Merrill Lynch 2007 Annual Report	page 132

Earnings Per Share
Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2006	2005
Net (loss)/earnings from continuing operations	$(8,637)	$7,097	$4,815
Net earnings from discontinued operations	860	402	301
Preferred stock dividends	(270)	(188)	(70)

Net (loss)/earnings applicable to common shareholders — for basic EPS	$(8,047)	$7,311	$5,046
Interest expense on LYONs®(1)	–	1	2

Net (loss)/earnings applicable to common shareholders — for diluted EPS	$(8,047)	$7,312	$5,048

(SHARES IN THOUSANDS)
Weighted-average basic shares outstanding(2)	830,415	868,095	890,744
Effect of dilutive instruments:
Employee stock options(3)	–	42,802	42,117
FACAAP shares(3)	–	21,724	22,140
Restricted shares and units(3)	–	28,496	20,608
Convertible LYONs®(1)	–	1,835	2,120
ESPP shares(3)	–	10	7

Dilutive potential common shares	–	94,867	86,992

Diluted Shares(4)(5)	830,415	962,962	977,736

Basic EPS from continuing operations	$(10.73)	$7.96	$5.32
Basic EPS from discontinued operations	1.04	0.46	0.34

Basic EPS	$(9.69)	$8.42	$5.66

Diluted EPS from continuing operations	$(10.73)	$7.17	$4.85
Diluted EPS from discontinued operations	1.04	0.42	0.31

Diluted EPS	$(9.69)	$7.59	$5.16

(1)	See Note 9 to the Consolidated Financial Statements for additional information on LYONs®.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 to the Consolidated Financial Statements for a description of these instruments.
(4)	At year-end 2006 and 2005, there were 25,119 and 40,889 instruments, respectively, that were considered antidilutive and thus were not included in the above calculations.
(5)	Due to the net loss for year-end 2007, the Diluted EPS calculation excludes 112 million of employee stock options, 37 million of FACAAP shares, 43 million of restricted shares and units, and 170 thousand of ESPP shares, as they were antidilutive.

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

Specific Litigation

IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: Beginning in 1998, Merrill Lynch was named as one of approximately two dozen defendants in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase certain initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and issuers in initial public offerings. On February 24, 2004, the court held that the purchaser plaintiffs’ claims for damages were barred, but declined to dismiss the claim for injunctive relief. On April 18, 2006, the court held that the issuer claim could not proceed as a class action. On September 11, 2007, the Second Circuit Court of Appeals vacated the April 18 decision and remanded the case for further proceedings on the issue of class certification. Following the remand, plaintiffs have moved for class certification of the issuer class, and the defendants have opposed class certification. The court has not issued a decision on the class certification issue.

IPO Allocation Litigation
In re Initial Public Offering Securities Litigation: Beginning in 2001, Merrill Lynch was named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriter defendants artificially inflated and maintained the stock prices of securities by creating an artificially high post-IPO demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriter defendants as class actions. On December 5, 2006, the Second Circuit Court of Appeals reversed this order, holding that the district court erred in certifying these cases as class actions. On September 27, 2007, plaintiffs again moved for class certification. On December 21, 2007, defendants filed their opposition to plaintiffs’ motion. The court has not issued a decision on the class certification issue.

Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The district court denied Merrill Lynch’s motions to dismiss, and certified a class action by Enron shareholders and bondholders against Merrill Lynch and other defendants. On March 19, 2007, the Fifth Circuit Court of Appeals reversed the district court’s decision certifying the case as a class action. On January 22, 2008, the Supreme Court denied plaintiffs’ petition to review the Fifth Circuit’s decision. Merrill Lynch intends to move for summary judgment dismissing the action. Plaintiffs have stated they will oppose that motion.

Mortgage-Related Litigation
Merrill Lynch & Co. Shareholder Litigation: Beginning on October 30, 2007, purported class actions were filed in the United States District Court for the Southern District of New York against Merrill Lynch and certain present or former officers and directors on behalf of persons who acquired Merrill Lynch securities beginning as early as November 3, 2006 and ending as late as November 7, 2007. Among other things, the complaints allege violations of the federal securities laws based on alleged false and misleading statements related to Merrill Lynch’s exposure to collateralized debt obligations and the sub-prime lending markets. One such action is brought on behalf of persons who exchanged the securities of First Republic Bank for the securities of Merrill Lynch in a merger that occurred on September 21, 2007. Merrill Lynch intends to vigorously defend itself in these actions.

Shareholder Derivative Actions: Beginning on November 1, 2007, purported shareholder derivative actions were brought in federal and state courts against certain present or former officers and directors of Merrill Lynch in which the Company is named as a nominal defendant. The actions allege, among other things, breach of fiduciary duty, corporate waste, and abuse of control related to Merrill Lynch’s exposure to collateralized debt obligations and the sub-prime lending markets. They also challenge the payment of alleged severance to Merrill Lynch’s former chief executive officer and certain of the actions assert claims for contribution or indemnification on the Company’s behalf. In addition, the Company has received letters from law firms, on behalf of purported shareholders, demanding that the Board bring claims on behalf of Merrill Lynch against certain present and former directors and officers of Merrill Lynch based on allegations substantially similar to those that are alleged in the shareholder derivative actions described above. The Board, with the assistance of counsel, will review the claims made in the demand letters and determine whether the maintenance of the proposed derivative suits is in the best interests of the Company.

ERISA Litigation: Beginning on November 13, 2007, purported class actions were filed in the United States District Court for the Southern District of New York against Merrill Lynch and certain of its present or former officers and directors on behalf of the Merrill Lynch 401(k) Savings and Investment Plan, Retirement Accumulation Plan, Employee Stock Ownership Plan and a class of similarly situated plan participants. The actions are pending in the United States District Court for the Southern District of New York. These actions challenge

Merrill Lynch 2007 Annual Report	page 134

the Company’s disclosures about its performance, business prospects and the attractiveness of the Company’s stock between a variety of purported class periods, beginning as early as January 1, 2004 and ending as late as December 6, 2007. Merrill Lynch intends to vigorously defend itself in these actions.

City of Cleveland v. Deutsche Bank Trust Company, et al.: On January 10, 2008, the City of Cleveland filed a lawsuit against twenty-one financial services firms, including Merrill Lynch, alleging that the securitization of sub-prime mortgages created a “public nuisance” and that defendants are, therefore, liable for the cost incurred by the City of Cleveland related to foreclosures. The case was initially filed in the Cuyahoga County Common Pleas Court and was removed to the United States District Court for the Northern District of Ohio on January 17, 2008. Plaintiff has filed a motion seeking an order remanding the case. Merrill Lynch intends to vigorously defend itself in this action.

Regulatory Investigations: Merrill Lynch is cooperating with the SEC and other regulators and governmental authorities investigating sub-prime mortgage-related activities.

Bank Sweep Programs Litigation
DeBlasio v. Merrill Lynch, et al.: On January 12, 2007, a purported class action was brought against Merrill Lynch and three other securities firms in the United States District Court for the Southern District of New York alleging that their bank sweep programs violated state law because their terms were not adequately disclosed to customers. On May 1, 2007, plaintiffs filed an amended complaint, which added additional defendants. On November 12, 2007, defendants filed motions to dismiss the second amended complaint. Briefing on the motion is expected to be completed by March 6, 2008.

Private Equity Litigation
Davidson, et al., v. Bain Capital Partners, LLC, et al.: On December 28, 2007, a purported class action was brought against sixteen defendants, including Merrill Lynch, in the United States District Court for the District of Massachusetts. The complaint alleges that defendants conspired to limit competition in bidding for private-equity sponsored acquisitions of public companies in violation of the antitrust laws. Merrill Lynch intends to vigorously defend itself in this action.

Commitments
At December 28, 2007, Merrill Lynch’s commitments had the following expirations:

		COMMITMENT EXPIRATION
		LESS THAN	1–3	3+–5	OVER 5
(DOLLARS IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Commitments to extend credit(1)	$78,232	$29,141	$12,274	$25,628	$11,189
Purchasing and other commitments	8,142	4,035	1,177	1,242	1,688
Operating leases	3,901	618	1,173	949	1,161
Commitments to enter into forward dated resale and securities borrowing agreements	20,943	20,659	284	–	–
Commitments to enter into forward dated repurchase and securities lending agreements	41,590	37,320	4,270	–	–

Total	$152,808	$91,773	$19,178	$27,819	$14,038

(1)	See Note 7 to the Consolidated Financial Statements.

Lending Commitments
Merrill Lynch primarily enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 7 to the Consolidated Financial Statements for additional information.

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

Purchasing and Other Commitments
In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $693 million at December 28, 2007 and $782 million at December 29, 2006.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $3.1 billion and $928 million at December 28, 2007 and December 29, 2006, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 28, 2007 and December 29, 2006, minimum fee commitments over the remaining life of these agreements aggregated $453 million and $357 million, respectively. Merrill Lynch entered into commitments to purchase loans of $3.0 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment and loans held for sale) at December 28, 2007. Such commitments totaled $10.3 billion at December 29, 2006. Other purchasing commitments amounted to $0.9 billion and $2.1 billion at December 28, 2007 and December 29, 2006, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 28, 2007 would not have a material effect on the consolidated financial condition of Merrill Lynch.

In connection with trading activities, Merrill Lynch enters into commitments to enter into resale and securities borrowing and also repurchase and securities lending agreements that are primarily secured by collateral.

Leases
Merrill Lynch has entered into various noncancellable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various noncancellable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Merrill Lynch leases its Hopewell, New Jersey campus and an aircraft from a limited partnership. The leases with the limited partnership are accounted for as operating leases and mature in 2009. Each lease has a renewal term to 2014. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $322 million as of December 28, 2007 and December 29, 2006. As of December 28, 2007 and December 29, 2006, the carrying value of the liability on the Consolidated Balance Sheets is $13 million and $17 million, respectively. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.

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

At December 28, 2007, future noncancellable minimum rental commitments under leases with remaining terms exceeding one year, including lease payments to the limited partnerships discussed above are as follows:

(DOLLARS IN MILLIONS)	WFC	(1)	OTHER	TOTAL
2008	$179		$439	$618
2009	179		432	611
2010	179		383	562
2011	179		324	503
2012	179		267	446
2013 and thereafter	134		1,027	1,161

Total	$1,029		$2,872	$3,901

(1)	World Financial Center Headquarters, New York.

The minimum rental commitments shown above have not been reduced by $681 million of minimum sublease rentals to be received in the future under noncancellable subleases. The amounts in the above table do not include amounts related to lease renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utility, and tax increases.

Merrill Lynch 2007 Annual Report	page 136

Net rent expense for each of the last three years is presented below:

(DOLLARS IN MILLIONS)	2007	2006	2005
Rent expense	$762	$649	$612
Sublease revenue	(190)	(154)	(140)

Net rent expense	$572	$495	$472

Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client. These guarantees and their expiration at December 28, 2007 are summarized as follows:

	MAXIMUM
	PAYOUT/	LESS THAN				CARRYING
(DOLLARS IN MILLIONS)	NOTIONAL	1 YEAR	1–3 YEARS	3+–5 YEARS	OVER 5 YEARS	VALUE
Derivative contracts	$4,562,883	$918,135	$831,352	$1,373,628	$1,439,768	$164,511
Liquidity, credit and default facilities	43,669	40,454	3,143	72	–	108
Residual value guarantees	1,001	74	406	115	406	13
Standby letters of credit and other guarantees	45,177	1,785	1,147	954	41,291	544

Derivative Contracts
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

Merrill Lynch also funds selected assets, including CDOs and CLOs, via derivative contracts with third party structures that are not consolidated on its balance sheet. Of the total notional amount of these total return swaps, approximately $24 billion is term financed through facilities provided by commercial banks, $35 billion of long term funding is provided by third party special purpose vehicles and $11 billion is financed with asset backed commercial paper conduits. In certain circumstances, Merrill Lynch may be required to purchase these assets which would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Liquidity, Credit and Default Facilities
The liquidity, credit and default facilities in the above table relate primarily to municipal bond securitization SPEs and asset-backed commercial paper conduits (“Conduits”).

Merrill Lynch acts as liquidity provider to certain municipal bond securitization SPEs and provides both liquidity and credit default protection to certain other municipal bond securitization SPEs. As of December 28, 2007, the value of the assets held by the SPEs plus any additional collateral pledged to Merrill Lynch exceeded the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facilities are drawn. In certain of these facilities, Merrill Lynch is generally required to provideliquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before

Merrill Lynch is required to provide liquidity. A significant portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. During the second half of 2007, Merrill Lynch began reducing facilities that require liquidity in seven days, and the total amount of such facilities was $32.5 billion as of December 28, 2007, down from $40.7 billion as of June 29, 2007. Details of these liquidity and credit default facilities as of December 28, 2007, are illustrated in the table below:

							MUNICIPAL BONDS TO
	MERRILL LYNCH LIQUIDITY FACILITIES CAN BE DRAWN:						WHICH MERRILL LYNCH
	IN 7 DAYS WITH	IN 7 DAYS WITH	AFTER UP TO				HAS RECOURSE IF
(DOLLARS IN MILLIONS)	“NET LIQUIDITY”	“GROSS LIQUIDITY”	364 DAYS	(1)	TOTAL	(2)	FACILITIES ARE DRAWN
Merrill Lynch provides standby liquidity facilities	$20,820	$4,895	$8,538		$34,253		$37,587

Merrill Lynch provides standby liquidity facilities and credit default protection	–	6,761	1,196		7,957		8,512

Total[2]	$20,820	$11,656	$9,734		$42,210		$46,099

(1)	Initial liquidity support within 7 days is provided by third parties for a maximum of 364 days.
(2)	Above amounts are full facility amounts, excluding $1.2 billion in inventory positions as of December 28, 2007.

In addition, Merrill Lynch, through a U.S. bank subsidiary has either provided or provides liquidity and credit facilities to three Conduits. The assets in these Conduits included loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduits may draw upon their liquidity facilities and sell certain assets held by the respective Conduits to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits.

•	During the fourth quarter of 2007, Merrill Lynch purchased the remaining assets of one of the Conduits through the exercise of its liquidity facility and as a result the facility is no longer outstanding. Merrill Lynch does not have any remaining exposure to this Conduit as it is inactive. Although not legally terminated, Merrill Lynch does not anticipate utilizing this Conduit for off-balance-sheet financing in the future.

•	As a result of a reconsideration event under FIN 46R in the fourth quarter of 2007, Merrill Lynch became the primary beneficiary for another Conduit. As a result, the Conduit was consolidated by Merrill Lynch and the facility is not considered outstanding.

•	The outstanding amount of the facilities, or Merrill Lynch’s maximum exposure, related to the remaining Conduit is approximately $1.2 billion as of December 28, 2007. The assets remaining in the Conduit are primarily auto and equipment loans and lease receivables totaling $0.9 billion (which approximates their fair value) with unfunded loan commitments for $250 million. The outstanding facility amount is net of $1.4 billion of assets that Merrill Lynch purchased during 2007. In addition, Merrill Lynch periodically purchased commercial paper from this Conduit, but did not hold any commercial paper as of December 28, 2007 and is under no obligation to purchase additional commercial paper. These liquidity and credit facilities are recorded off-balance sheet, unless a liability is deemed necessary when a contingent payment is deemed probable and estimable.

Refer to Note 6 to the Consolidated Financial Statements for more information on Conduits.

Residual Value Guarantees
The amounts in the above table include residual value guarantees associated with the Hopewell campus and aircraft leases of $322 million at December 28, 2007.

Stand-by Letters of Credit and Other Guarantees
Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit in the amount of $2.6 billion. At December 28, 2007 Merrill Lynch held marketable securities of $593 million as collateral to secure these guarantees and a liability of $12 million was recorded on the Consolidated Balance Sheet.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At December 28, 2007, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $430 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at December 28, 2007. These transactions met the SFAS No. 133 definition of derivatives and, as such, were carried as a liability with a fair value of approximately $7 million at December 28, 2007.

Merrill Lynch 2007 Annual Report	page 138

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at December 28, 2007 is $167 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $40 billion of outstanding loans that First Franklin sold in various asset sales and securitization transactions over the last 36 months. Merrill Lynch has recognized a liability of approximately $520 million at December 28, 2007 arising from these residential mortgage sales and securitization transactions.

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

In connection with providing supplementary protection to its customers, MLPF&S holds insurance in excess of that furnished by the Securities Investor Protection Corporation (“SIPC”), and MLI holds insurance in excess of the protection provided by the United Kingdom Compensation Scheme (Financial Services Compensation Scheme, “FSCS”). The policy provides total combined coverage up to $600 million in the aggregate (including up to $1.9 million per customer for cash) for losses incurred by customers in excess of the SIPC and/or FSCS limits. ML & Co. provides full indemnity to the policy provider syndicate against any losses as a result of this agreement. No contingent liability is carried in the Consolidated Balance Sheets for this indemnification as the potential for Merrill Lynch to be required to make payments under this agreement is remote.

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

Note 12. Employee Benefit Plans
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

	BALANCE BEFORE NET
	MPL ADJUSTMENT			ENDING
	AND SFAS NO. 158 ADJUSTMENT	FINAL NET	SFAS NO. 158	BALANCE
(DOLLARS IN MILLIONS)	12/29/06	MPL ADJUSTMENT	ADJUSTMENTS	12/29/06
Prepaid pension cost	$400	$–	$106	$506
Liability for pension and postretirement benefits	752	110	(23)	839

Accumulated other comprehensive loss, pre-tax	224	110	(129)	205
Deferred income taxes	71	34	(64)	41

Accumulated other comprehensive loss, net of tax	$153	$76	$(65)	$164

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

Merrill Lynch established the RAP and the ESOP, collectively known as the “Retirement Program”, for the benefit of employees with a minimum of one year of service. A notional retirement account is maintained for each participant. The RAP contributions are employer-funded based on compensation and years of service. Merrill Lynch made a contribution of approximately $186 million to the Retirement Program in order to satisfy the 2007 contribution requirement. These contributions for 2006 and 2005 were $165 million and $149 million, respectively. Under the RAP, employees are given the opportunity to invest their retirement savings in a number of different investment alternatives including ML & Co. common stock. Under the ESOP, all retirement savings are invested in ML & Co. common stock, until employees have five years of service after which they have the ability to diversify. Merrill Lynch expects to make contributions of approximately $187 million in 2008.

Merrill Lynch guarantees the debt of the ESOP. All dividends received by the ESOP on unallocated ESOP shares were used to pay down the note. The note matured on December 31, 2007 and all outstanding balances were paid.

Merrill Lynch allocates ESOP shares of Merrill Lynch stock to all participants of the ESOP as principal from the ESOP loan is repaid. ESOP shares are considered to be either allocated (contributed to participants’ accounts), committed (scheduled to be contributed at a

Merrill Lynch 2007 Annual Report	page 140

specified future date but not yet released), or unallocated (not committed or allocated). Share information at December 28, 2007 is as follows:

Unallocated shares as of December 29, 2006	212,950
Shares allocated/committed(1)	(212,950)

Unallocated shares as of December 28, 2007	–

(1)	Excluding forfeited shares.

Additional information on ESOP activity follows:

(DOLLARS IN MILLIONS)	2007	2006	2005
Compensation costs funded with ESOP shares	$12	$19	$13

Employees can participate in the 401(k) by contributing, on a tax-deferred basis, or on an after-tax basis via Roth contributions beginning January 1, 2007, a certain percentage of their eligible compensation, up to 25%, but not more than the maximum annual amount allowed by law. Employees may also contribute up to 25% of eligible compensation in after-tax dollars up to an annual maximum of $10,000. Employees over the age of 50 may also make a catch-up contribution up to the maximum annual amount allowed by law. Employees are given the opportunity to invest their 401(k) contributions in a number of different investment alternatives including ML & Co. common stock. Merrill Lynch’s contributions are made in cash and effective January 1, 2007, are equal to 100% of the first 4% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of $3,000 annually for employees with eligible compensation of less than $300,000, and $2,000 for all others. Merrill Lynch makes contributions to the 401(k) on a pay period basis and expects to make contributions of approximately $99 million in 2008.

Merrill Lynch also sponsors various non-U.S. defined contribution pension plans. The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.

Defined Benefit Pension Plans
In 1988 Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. Terminated Pension Plan”) in accordance with the applicable provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). At year-end 2007 and 2006, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agencies securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch expects to contribute $11 million under this agreement in 2008. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2008.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $74 million to its non-U.S. pension plans in 2008.

Postretirement Benefits Other Than Pensions
Merrill Lynch provides health insurance benefits to retired employees under a plan that covers substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. Non-contributory life insurance was offered to employees that had retired prior to February 1, 2000. The accounting for costs of health care benefits anticipates future changes in cost-sharing provisions. Merrill Lynch pays claims as incurred. Full-time employees of Merrill Lynch become eligible for these benefits upon attainment of age 55 and completion of ten years of service. Employees who turn age 65 after January 1, 2011 and are eligible for and elect supplemental retiree medical coverage will pay the full cost of coverage after age 65. Beginning January 1, 2006, newly hired employees and rehired employees will be offered retiree medical coverage, if they otherwise meet the eligibility requirement, but on a retiree-pay-all basis for coverage before and after age 65. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 28, 2007, none of these plans had been funded.

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status, for the twelve-month periods ended September 30, 2007 and September 30, 2006, and amounts recognized in the Consolidated Balance Sheets at year-end 2007 and 2006 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

	U.S. DEFINED		NON-U.S. DEFINED		TOTAL DEFINED
	BENEFIT		BENEFIT		BENEFIT		POSTRETIREMENT
	PENSION PLANS		PENSION PLANS(1)		PENSION PLANS		PLANS(2)
(DOLLARS IN MILLIONS)	2007	2006	2007	2006	2007	2006	2007	2006
Benefit obligations
Balance, beginning of year	$1,804	$1,871	$1,662	$1,291	$3,466	$3,162	$307	$360
Service cost	–	–	28	28	28	28	7	8
Interest cost	96	95	81	66	177	161	16	17
Net actuarial losses (gains)	(90)	(54)	(255)	166	(345)	112	(51)	(60)
Employee contributions	–	–	2	2	2	2	–	–
Amendments	–	–	(6)	–	(6)	–	–	–
Acquisition/merger(3)	–	–	–	(4)	–	(4)	–	–
Benefits paid	(108)	(108)	(34)	(33)	(142)	(141)	(17)	(18)
Curtailment and settlements(4)	(21)	–	(28)	(16)	(49)	(16)	–	(3)
Foreign exchange and other	–	–	48	162	48	162	1	3

Balance, end of period	1,681	1,804	1,498	1,662	3,179	3,466	263	307

Fair value of plan assets
Balance, beginning of year	2,273	2,325	1,103	844	3,376	3,169	–	–
Actual return on plan assets	94	49	58	88	152	137	–	–
Settlements(4)	(21)	–	(28)	(8)	(49)	(8)	–	–
Acquisition/merger(3)	–	–	–	(8)	–	(8)	–	–
Contributions	23	6	130	113	153	119	17	18
Benefits paid	(108)	(107)	(34)	(33)	(142)	(140)	(17)	(18)
Foreign exchange and other	–	–	34	107	34	107	–	–

Balance, end of period	2,261	2,273	1,263	1,103	3,524	3,376	–	–

Funded status end of period	580	469	(235)	(559)	345	(90)	(263)	(307)
Fourth-quarter activity, net	2	–	5	60	7	60	4	4

Amount recognized in Consolidated Balance Sheets	582	469	(230)	(499)	352	(30)	(259)	(303)

Assets	592	500	19	6	611	506	–	–
Liabilities	(10)	(31)	(249)	(505)	(259)	(536)	(259)	(303)
Amount recognized in Consolidated Balance Sheets	$582	$469	$(230)	$(499)	$352	$(30)	$(259)	$(303)

(1)	Primarily represents the U.K. pension plan which accounts for 77% of the benefit obligation and 82% of the fair value of plan assets at the end of the period.
(2)	Approximately 90% of the postretirement benefit obligation at the end of the period relates to the U.S. postretirement plan.
(3)	Relates to the BlackRock merger in 2006.
(4)	Relates to settlement of one of the U.S. non-qualified pension plans and two non-U.S. pension plans in 2007 and primarily relates to the BlackRock merger in 2006.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $3,062 million and $3,310 million at September 30, 2007 and September 30, 2006, respectively.

The projected benefit obligation (“PBO”), ABO and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of September 30, 2007 and September 30, 2006 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

	U.S. DEFINED		NON-U.S. DEFINED		TOTAL DEFINED
	BENEFIT		BENEFIT		BENEFIT
	PENSION PLANS		PENSION PLANS		PENSION PLANS
(DOLLARS IN MILLIONS)	2007	2006	2007	2006	2007	2006
Plans with ABO in excess of plan assets
PBO	$10	$32	$1,332	$1,501	$1,342	$1,533
ABO	10	32	1,232	1,363	1,242	1,395
FV plan assets	–	–	1,081	946	1,081	946
Plans with PBO in excess of plan assets
PBO	$10	$32	$1,360	$1,632	$1,370	$1,664
ABO	10	32	1,258	1,476	1,268	1,508
FV plan assets	–	–	1,108	1,069	1,108	1,069

Merrill Lynch 2007 Annual Report	page 142

Amounts recognized in accumulated other comprehensive loss, pre-tax, at year-end 2007 consisted of:

	U.S. DEFINED	NON-U.S. DEFINED	TOTAL DEFINED
	BENEFIT PENSION	BENEFIT PENSION	BENEFIT PENSION	POSTRETIREMENT
(DOLLARS IN MILLIONS)	PLANS	PLANS	PLANS	PLANS
Net actuarial (gain)/loss	$(247)	$278	$31	$(80)
Prior service credit	–	(7)	(7)	(63)
Foreign currency translation gain	–	(58)	(58)	–

Total	$(247)	$213	$(34)	$(143)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $11 million. The estimated net gain and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $5 million and $6 million, respectively.

The weighted average assumptions used in calculating the benefit obligations at September 30, 2007 and September 30, 2006 are as follows:

	U.S. DEFINED		NON-U.S. DEFINED		TOTAL DEFINED
	BENEFIT		BENEFIT		BENEFIT		POSTRETIREMENT
	PENSION PLANS		PENSION PLANS		PENSION PLANS		PLANS
	2007	2006	2007	2006	2007	2006	2007	2006
Discount rate	6.0%	5.5%	5.8%	4.9%	5.9%	5.2%	6.0%	5.5%
Rate of compensation increase	N/A	N/A	4.7	4.5	4.7	4.5	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	8.8	9.5
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	5.0	5.0

N/A = Not Applicable

(1)	The healthcare cost trend rate is assumed to decrease gradually through 2013 and remain constant thereafter.

Total net periodic benefit cost for the years ended 2007, 2006, and 2005 included the following components:

	U.S. PENSION			NON-U.S. PENSION			TOTAL PENSION			POSTRETIREMENT
	PLANS			PLANS			PLANS			PLANS
(DOLLARS IN MILLIONS)	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Defined contribution pension plan cost	$278	$228	$199	$85	$68	$57	$363	$296	$256	N/A	N/A	N/A

Defined benefit and postretirement plans
Service cost(1)	–	–	–	28	27	24	28	27	24	$7	$8	$18
Interest cost	96	95	95	81	66	58	177	161	153	16	17	31
Expected return on plan assets(2)	(117)	(112)	(96)	(81)	(63)	(49)	(198)	(175)	(145)	–	–	–
Amortization of (gains)/losses, prior service costs and other	(4)	–	–	31	20	14	27	20	14	(6)	(5)	9

Total defined benefit and postretirement plan costs	(25)	(17)	(1)	59	50	47	34	33	46	17	20	58

Total net periodic benefit cost	$253	$211	$198	$144	$118	$104	$397	$329	$302	$17	$20	$58

N/A = Not Applicable

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
(2)	Effective 2006 Merrill Lynch modified the investment policy relating to the U.S. Terminated Pension Plan which increased the expected long-term rate of return on plan assets. The increase in the expected return on plan assets for the non-U.S. plans can primarily be attributed to the U.K. Pension Plan as a result of increased contributions, favorable actual investment returns and exchange rate movements.

The net actuarial losses (gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Merrill Lynch amortizes net actuarial losses (gains) over the average future service periods of active participants to the extent that the loss or gain exceeds 10% of the greater of the PBO or the fair value of plan assets. This amount is recorded within net periodic benefit cost. The average future service periods for the U.K. defined benefit pension plan, the U.S. postretirement plan and the U.S. Terminated Pension Plan were 12 years, 13 years, and 13 years, respectively. Accordingly, the expense to be recorded in fiscal year ending 2008 related to the U.K. defined benefit pension plan net actuarial loss is $12 million, while credits related to the U.S. postretirement plan and the U.S. Terminated Plan net actuarial gains to be recorded in fiscal year ending 2008 are approximately $(4) million and $(2) million, respectively.

The weighted average assumptions used in calculating the net periodic benefit cost for the years ended September 30, 2007, 2006, and 2005 are as follows:

	U.S. DEFINED			NON-U.S. DEFINED			TOTAL DEFINED
	BENEFIT			BENEFIT			BENEFIT			POSTRETIREMENT
	PENSION PLANS			PENSION PLANS			PENSION PLANS			PLANS
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.5%	5.3%	5.5%	4.9%	4.9%	5.3%	5.2%	5.1%	5.4%	5.5%	5.3%	5.7%
Expected long-term return on pension plan assets	5.3	4.9	4.4	6.8	6.6	6.7	5.8	5.4	5.0	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.5	4.3	4.2	4.5	4.3	4.2	N/A	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	9.5	10.3	11.9
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5.0	4.9	4.9

N/A = Not Applicable

(1)	The healthcare cost trend rate is assumed to decrease gradually through 2013 and remain constant thereafter.

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

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The U.S. terminated pension plan, which represents approximately 64% of Merrill Lynch’s total pension plan assets as of September 30, 2007, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected long-term rate of return on plan assets for the U.S. terminated pension plan is based on the U.S. Treasury strip plus 50 basis points which reflects the current investment policy. The U.K. pension plan, which represents approximately 29% of Merrill Lynch’s total plan assets as of September 30, 2007, is currently invested in 57% equity securities, 9% debt securities, 6% real estate, and 28% other. The expected long-term rate of return on the U.K. pension plan assets was determined by Merrill Lynch and reflects estimates by the plan investment advisors of the expected returns on different asset classes held by the plan in light of prevailing economic conditions at the beginning of the fiscal year. At September 30, 2007, Merrill Lynch increased the discount rate used to determine the U.S. pension plan and postretirement benefit plan obligations to 6.0%. The expected rate of return for the U.S. pension plan assets was increased from 4.9% in 2006 to 5.3% for 2007, which reduced expense by $7 million. The discount rate at September 30, 2007 for the U.K. pension plan was increased from 5.0% in 2006 to 6.0% for 2007. The expected rate of return for the U.K. pension plan was unchanged.

Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. plan expenses for 2008. This change would increase the U.K. pension plan expense for 2008 by approximately $7 million. Also, such a change would increase the U.S. and U.K. plan obligations at September 30, 2007 by $46 million and $67 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. pension plan and the U.K. pension plan would result in an expense increase for 2008 of approximately $5 million and $3 million, respectively.

The assumed health care cost trend rate has a significant effect on the amounts reported for the postretirement health care plans. A one percent change in the assumed healthcare cost trend rate would have the following effects:

	1% INCREASE		1% DECREASE
(DOLLARS IN MILLIONS)	2007	2006	2007	2006
Effect on:
Other postretirement benefits cost	$3	$10	$(2)	$(8)
Accumulated benefit obligation	23	31	(20)	(27)

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

Merrill Lynch 2007 Annual Report	page 144

lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities. For the U.K. pension plan, the target asset allocation is 40% equity, 10% debt, 5% real estate, 45% target return (included in the table below in the non-U.S. “Other” category). The target return is a dynamic asset allocation method designed to achieve a minimum level of return based on LIBOR through the use of cash, debt and equity instruments. The investment manager has discretion to allocate the portfolio amongst the respective asset classes in order to achieve the return. As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering a target of 60% of the plan’s assets.

The pension plan weighted-average asset allocations and target asset allocations at September 30, 2007 and September 30, 2006, by asset category are presented in the table below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

	DEFINED BENEFIT PENSION PLANS
	U.S. PLANS			NON-U.S. PLANS
	TARGET			TARGET
	ALLOCATION	2007	2006	ALLOCATION	2007	2006
Debt securities	100%	100%	100%	17%	15%	16%
Equity securities	–	–	–	38	52	54
Real estate	–	–	–	5	6	6
Other	–	–	–	40	27	24

Total	100%	100%	100%	100%	100%	100%

Estimated Future Benefit Payments
Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

	DEFINED BENEFIT PENSION PLANS					POSTRETIREMENT PLANS(3)
(DOLLARS IN MILLIONS)	U.S.	(1)	NON-U.S.	(2)	TOTAL	GROSS PAYMENTS	MEDICARE SUBSIDY	NET PAYMENTS
2008	$103		$34		$137	$18	$2	$16
2009	107		36		143	20	2	18
2010	111		37		148	22	3	19
2011	114		38		152	24	3	21
2012	117		40		157	26	4	22
2013 through 2017	613		221		834	142	25	117

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.
(2)	The U.K., Japan and Swiss pension plan payments represent about 65%, 6% and 8%, respectively, of the non-U.S. 2008 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, including the Medicare subsidy, represent approximately 94% of the total 2008 expected postretirement benefit payments.

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

Merrill Lynch recognized $335 million, $424 million, and $226 million in 2007, 2006, and 2005, respectively, of postemployment benefits expense, which included severance costs for terminated employees of $323 million, $417 million, and $225 million in 2007, 2006, and 2005, respectively.

Note 13. Employee Incentive Plans
Merrill Lynch adopted the provisions of SFAS No. 123R in the first quarter of 2006. See Note 1 to the Consolidated Financial Statements for further information.

To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with stock or options to purchase stock. The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2007 was $1.8 billion. Pre-tax compensation cost for 2006 was $3.1 billion (net of $18 million re-classified to discontinued operations), which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses further described in Note 1 to the Consolidated Financial Statements. Pre-tax compensation cost for 2005 was $1.0 billion. Total related tax benefits recognized in earnings for share-based payment compensation plans for 2007, 2006, and 2005 were $669 million, $1.2 billion and $381 million, respectively. Total compensation cost recognized for share-based payments related to awards granted to retirement eligible employees prior to adoption of SFAS No. 123R was $617 million. Merrill Lynch also sponsors deferred cash compensation plans and award programs for eligible employees.

As of December 28, 2007, there was $2.2 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

Below is a description of our share-based payment compensation plans.

Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)
LTIC Plans, ESCP and ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares, as well as Performance Shares. All plans under LTIC Plans, ESCP and ECAP may be satisfied using either treasury or newly issued shares. As of December 28, 2007, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options and Stock Appreciation Rights had been granted.

Restricted Shares and Units
Restricted Shares are shares of ML & Co. common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Substantially all awards are settled in shares of common stock. Recipients of Restricted Unit awards receive cash payments equivalent to dividends. Under these plans, such shares and units are restricted from sale, transfer, or assignment until the end of the restricted period. Such shares and units are subject to forfeiture during the vesting period for grants under LTIC Plans, or the restricted period for grants under ECAP. Restricted share and unit grants made in 2003 through 2005 generally cliff vest in four years. Restricted share and unit grants made in 2007 and 2006 generally step vest in four years. In December 2007, Merrill Lynch modified the vesting schedule of certain previously granted stock bonus awards. As a result, all outstanding stock bonus awards held by employees other than current or former executive officers that were scheduled to vest on January 31, 2009, vested on January 31, 2008. The accelerated vesting resulted in approximately $181 million of compensation expense in fiscal year 2007 that would have been recognized in 2008 and 2009.

In January 2007 and 2006, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout varies depending on Merrill Lynch’s financial performance against pre-determined return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units converted into Restricted Shares on January 31, 2007. Based on Merrill Lynch’s 2007 performance, no participation units will convert on January 31, 2008. The remaining Participation Units will convert on January 31, 2009, subject to the satisfaction of minimum ROE targets determined for the 2008 fiscal year. Participation Units will cease to be outstanding immediately following conversion. If the minimum target is not met, the Participation Units will expire without being converted.

In March 2007, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s GMI Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout varies depending on Merrill Lynch’s financial performance against a pre-determined GMI year-over-year pre-tax profit growth target. Based on Merrill Lynch’s 2007 performance, no participation units will convert on January 31, 2008. The remaining Participation Units will convert on January 31, 2009, subject to the satisfaction of a minimum pre-tax growth target determined for the 2008 fiscal year. Participation Units will cease to be outstanding immediately following conversion. If the minimum target is not met, the Participation Units will expire without being converted.

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

Merrill Lynch 2007 Annual Report	page 146

The activity for Restricted Shares and Units under these plans during 2007 and 2006 follows:

	LTIC PLANS		ECAP	ESCP
	RESTRICTED	RESTRICTED	RESTRICTED	RESTRICTED	RESTRICTED
	SHARES	UNITS (2)	SHARES	SHARES	UNITS
Authorized for issuance at:
December 28, 2007	660,000,000	N/A	104,800,000	75,000,000	N/A
December 29, 2006	660,000,000	N/A	104,800,000	75,000,000	N/A

Available for issuance at:(1)
December 28, 2007	63,164,095	N/A	10,825,078	28,601,214	N/A
December 29, 2006	63,750,734	N/A	10,830,839	40,205,824	N/A

Outstanding, end of 2005	28,967,539	4,720,546	20,856	15,683,787	2,157,894
Granted — 2006	2,949,565	3,696,598	1,282	15,753,197	2,914,209
Share to Unit conversion	(600,392)	600,392	–	(964,416)	964,416

Paid, forfeited, or released from contingencies	(2,044,374)	(1,100,611)	(2,253)	(1,391,381)	(323,530)

Outstanding, end of 2006	29,272,338	7,916,925	19,885	29,081,187	5,712,989
Granted — 2007	6,193,079	2,087,899	7,009	13,153,487	2,439,219
Paid, forfeited, or released from contingencies	(13,895,368)	(3,107,137)	(2,919)	(5,929,819)	(2,170,943)

Outstanding, end of 2007	21,570,049	6,897,687	23,975	36,304,855	5,981,265

N/A = Not Applicable

(1)	Includes shares reserved for issuance upon the exercise of stock options.
(2)	Grants in 2007 and 2006 include grants of Participation Units.

SFAS No. 123R requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees in 2007 and 2006, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	NO FUTURE SERVICE REQUIRED		FUTURE SERVICE REQUIRED
		WEIGHTED AVG		WEIGHTED AVG
	SHARES/UNITS	GRANT PRICE	SHARES/UNITS	GRANT PRICE
Outstanding at December 29, 2006	64,073,393	$57.46	7,929,931	$66.79

Granted — 2007	6,400,014	92.09	17,480,679	89.37
Delivered	(22,185,140)	48.16	–	–
Forfeited	(1,325,085)	63.39	(1,595,961)	84.71
Service criteria satisfied(1)	1,775,701	64.32	(1,775,701)	64.32

Outstanding at December 28, 2007	48,738,883	$66.33	22,038,948	$83.60

(1)	Represents those awards for which employees attained retirement-eligibility or for which service criteria were satisfied during 2007, subsequent to the grant date.

The total fair value of Restricted Shares and Units granted to retirement-eligible employees, or for which service criteria were satisfied during 2007 and 2006 was $0.6 billion and $2.2 billion, respectively. The total fair value of Restricted Shares and Units vested during 2007 and 2006 was $1.7 billion and $303 million, respectively.

The weighted-average fair value per share or unit for 2007, 2006, and 2005 grants follows:

	2007	2006	2005
LTIC Plans
Restricted Shares	$80.56	$75.45	$58.70
Restricted Units	81.28	71.63	58.60
ECAP Restricted Shares	88.55	70.22	60.37
ESCP Plans
Restricted Shares	95.83	71.54	57.01
Restricted Units	95.60	71.67	57.01

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

The total number of Stock Appreciation Rights that remained outstanding at December 28, 2007 and December 29, 2006, were 245,402 and 304,774, respectively.

The activity for Non-qualified Stock Options under LTIC Plans for 2007, 2006, and 2005 follows:

	OPTIONS	WEIGHTED-AVERAGE
	OUTSTANDING	EXERCISE PRICE
Outstanding, beginning of 2005	204,123,432	$46.64
Granted — 2005	681,622	58.13
Exercised	(26,849,096)	30.91
Forfeited	(1,242,883)	43.48

Outstanding, end of 2005	176,713,075	49.10
Granted — 2006	368,973	72.72
Exercised	(46,257,695)	39.78
Forfeited	(336,546)	49.20

Outstanding, end of 2006	130,487,807	52.47
Granted — 2007	3,376,222	49.37
Exercised	(20,786,338)	43.77
Forfeited	(268,617)	45.75

Outstanding, end of 2007	112,809,074	$54.00
Exercisable, end of 2007	106,975,200	$53.58

All Options and Stock Appreciation Rights outstanding as of December 28, 2007 are fully vested or expected to vest.

At year-end 2007, the weighted-average remaining contractual terms of options outstanding and exercisable were 3.38 years and 3.20 years, respectively.

The weighted-average fair value of options granted in 2007, 2006, and 2005 was $19.29, $18.46, and $18.04, per option, respectively.

The fair value of option awards with vesting based solely on service requirements is estimated on the date of grant based on a Black-Scholes option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected term of options granted is equal to the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend is based on the current dividend rate at the time of grant.

	2007	2006	2005
Risk-free interest rate	4.79%	4.40%	3.80%
Expected life	4.3 yrs	4.5 yrs	4.6 yrs
Expected volatility	21.39%	28.87%	35.31%
Expected dividend yield	1.49%	1.37%	1.14%

In 2007, option awards with vesting that is partially dependent on pre-determined increases in the price of Merrill Lynch’s common stock were granted to certain senior executive employees. The fair value of these option awards is estimated on the date of grant based on a lattice option pricing model using the following weighted-average assumptions. Expected volatilities are based on historical volatility of ML & Co. common stock. The expected life of options granted is based on performance conditions relating to minimum stock price thresholds required for exercisability and assuming exercise when the stock price reaches a level equal to two times the exercise price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend is based on the current dividend rate at the time of grant.

2007
Risk-free interest rate	3.99%
Expected life	8.1 yrs
Expected volatility	30.00%
Expected dividend yield	2.31%

Merrill Lynch received approximately $894 million and $1.8 billion in cash from the exercise of stock options during 2007 and 2006, respectively. The net tax benefit realized from the exercise of these options was $219 million and $394 million for 2007 and 2006, respectively.

The total intrinsic value of options exercised during 2007 and 2006 was $925 million and $1.8 billion, respectively. As of December 28, 2007, the total intrinsic value of options outstanding and exercisable was $676 million and $673 million, respectively. As of December 29, 2006, the total intrinsic value of options outstanding and exercisable was $5.3 billion and $4.9 billion, respectively.

Merrill Lynch 2007 Annual Report	page 148

Employee Stock Purchase Plans (“ESPP”)
ESPP, which are shareholder approved, allows eligible employees to invest from 1% to 10% of their eligible compensation to purchase ML & Co. common stock, subject to legal limits. For 2007, 2006, and 2005 the maximum annual purchase was $23,750. Purchases were made at a discount equal to 5% of the average high and low market price on the relevant investment date. Up to 125,000,000 shares of common stock have been authorized for issuance under ESPP. The activity in ESPP during 2007, 2006, and 2005 follows:

	2007	2006	2005
Available, beginning of year	22,572,871	23,462,435	24,356,952
Purchased through plan	(862,752)	(889,564)	(894,517)

Available, end of year	21,710,119	22,572,871	23,462,435

The weighted-average fair value of ESPP stock purchase rights exercised by employees in 2007, 2006, and 2005 was $4.24, $3.75, and $2.67 per right, respectively.

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

Under both plans, non-employee directors are to receive deferred stock units, payable in shares of ML & Co. common stock after a deferral period of five years. Under the Old Directors Plan, 13,916 and 29,573 deferred stock units were outstanding at year-end 2007 and 2006, respectively. Under the New Directors Plan, 65,239 and 55,735 deferred stock units remained outstanding at year-end 2007 and 2006, respectively.

Additionally, the Old Directors Plan provided for the grant of stock options which the New Directors Plan eliminated. There were approximately 110,961 and 121,051 stock options outstanding under the Old Directors Plan at year-end 2007 and 2006, respectively.

Book Value Plan
Merrill Lynch also has instruments representing the right to receive 807,400 shares under Merrill Lynch’s Investor Equity Purchase Plan (“Book Value Plan”). Issuances under the Book Value Plan were discontinued in 1995 and no further shares are authorized for issuance.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)
Under FACAAP, eligible employees in GWM are granted awards generally based upon their prior year’s performance. Payment for an award is contingent upon continued employment for a period of time and is subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of ML & Co. common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the date of grant in a fixed number of shares of ML & Co. common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. Eligible participants may defer awards beyond the scheduled payment date. Only shares of common stock held as treasury stock may be issued under FACAAP. FACAAP, which was approved by the Board of Directors, has not been shareholder approved.

At December 28, 2007, shares subject to outstanding awards totaled 33,740,269 while 12,694,124 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during 2007, 2006, and 2005 was $83.30, $79.70, and $59.92 per award, respectively.

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

When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.2 billion and $2.5 billion at December 28, 2007 and

December 29, 2006 respectively. Accrued liabilities at year-end 2007 and 2006 were $2.2 billion and $2.4 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of (Loss)/Earnings.

Note 14. Income Taxes
Income tax (benefit)/expense on (loss)/earnings from continuing operations consisted of:

(DOLLARS IN MILLIONS)	2007	2006	2005
U.S. federal
Current	$(391)	$1,370	$878
Deferred	(867)	386	250
U.S. state and local
Current	(73)	271	36
Deferred	(112)	(116)	(49)
Non-U.S.
Current	1,194	1,432	817
Deferred	(3,945)	(630)	14

Total income tax (benefit)/expense from continuing operations	(4,194)	2,713	1,946

Income tax expense from discontinued operations	$537	$214	$169

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of statutory U.S. federal income taxes to Merrill Lynch’s income tax provisions for earnings from continuing operations follows:

(DOLLARS IN MILLIONS)	2007	2006	2005
U.S. federal income tax at statutory rate	$(4,491)	$3,431	$2,366
U.S. state and local income taxes, net of federal	(120)	101	(9)
Non-U.S. operations	809	(539)	(155)
Tax-exempt interest	(201)	(163)	(175)
Dividends received deduction	(188)	(49)	(53)
Other	(3)	(68)	(28)

Income tax (benefit)/expense from continuing operations	(4,194)	2,713	1,946

Income tax expense from discontinued operations	$537	$214	$169

The 2007, 2006 and 2005 effective tax rates reflect net benefits of $6 million, $496 million, and $156 million, respectively, related to changes in estimates or rates with respect to prior years, and settlements with various tax authorities. The 2005 tax rate also included $97 million of tax expense ($113 million tax expense recorded in the fourth quarter less $16 million tax benefit recorded in the second quarter) associated with the foreign earnings repatriation of $1.8 billion.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. In addition, deferred taxes are recognized with respect to losses and credits that have been generated for tax purposes that will be recognized in future periods. At December 28, 2007, Merrill Lynch had U.S. net operating loss carryforwards of approximately $2.7 billion, U.S. foreign tax credit carryforwards of $543 million and United Kingdom loss carryforwards of $13.5 billion. The U.S. losses are primarily state carryforwards expiring in various years from 2008 through 2027, while the U.S. foreign tax credit carryfowards expire in 2017. The United Kingdom loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance. In addition, Merrill Lynch had approximately $31 million of state tax credit carryforwards expiring in various years after 2007.

Merrill Lynch 2007 Annual Report	page 150

Details of Merrill Lynch’s deferred tax assets and liabilities follow:

(DOLLARS IN MILLIONS)	2007	2006
Deferred tax assets
Deferred compensation	$2,419	$2,220
Stock options	1,016	1,265
Valuation and other reserves	2,109	972
Employee benefits and pension	382	502
Foreign exchange translation	611	426
Deferred interest	729	149
Net operating loss carryforwards	4,009	97
Deferred foreign tax credit	543	–
Other	779	783

Gross deferred tax assets	12,597	6,414
Valuation allowances	(73)	(19)

Total deferred tax assets	12,524	6,395

Deferred tax liabilities
BlackRock investment	1,274	1,183
Partnership activity	9	152
Deferred income	449	242
Interest and dividends	161	187
Deferred acquisition costs	–	62
Depreciation and amortization	213	113
Goodwill	(29)	8
Other	606	476

Total deferred tax liabilities	2,683	2,423

Net deferred tax assets	$9,841	$3,972

Merrill Lynch adopted FIN 48 effective the beginning of the first quarter of 2007 and recognized a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(DOLLARS IN MILLIONS)
Balance at December 29, 2006	$1,482
Additions based on tax positions related to the current year	226
Additions for tax positions of prior years	46
Reductions for tax positions of prior years	(244)
Settlements	(1)
Expiration of statute of limitations	(1)
Cumulative translation adjustments	18

Balance at December 28, 2007	$1,526

Of the above balance at the end of the year, approximately $1.2 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, in relation to the taxation of income that was originally reported in other jurisdictions. During the third quarter of 2005, Merrill Lynch started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. In addition, Merrill Lynch filed briefs with the U.S. Tax Court in 2005 with respect to a tax case, which had been remanded for further proceedings in accordance with a 2004 opinion of the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals affirmed the initial adverse opinion of the U.S. Tax Court rendered in 2003 against Merrill Lynch, with respect to a 1987 transaction, but remanded the case to the U.S. Tax Court to consider a new argument. The U.S. Tax Court has not issued a decision on this remanded matter, and it is uncertain as to when a decision will be rendered. The unrecognized tax benefits with respect to this case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.2 billion amounts above.

Merrill Lynch recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. For the years 2007, 2006 and 2005, Merrill Lynch recognized net expense (benefit) of approximately $64 million, $(21) million and $(8) million in interest and penalties. Merrill Lynch had approximately $156 million and $36 million (net of $71 million interest receivable relating to a carryback claim) for the payment of interest and penalties accrued at December 28, 2007 and December 29, 2006, respectively.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction.

Below is a table of tax years that remain subject to examination by major tax jurisdiction:

JURISDICTION	YEARS SUBJECT TO EXAMINATION
US Federal	2004–2007
New York State and City	2002–2007
UK	2005–2007
Canada	2004–2007
India	3/31/92–3/31/07
Japan	3/31/04–3/31/07
Hong Kong	2004–2007
Singapore	1998–2007

The IRS audits for the years 2004–2006 may be completed in 2008. It is also reasonably possible that audits in other countries and states may conclude in 2008. In 2008, Merrill Lynch may obtain clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions (transfer pricing) to prevent double taxation resulting from the tax assessment paid to Japan in 2005. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within 12 months of December 28, 2007, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcome of outstanding issues.

Income tax benefits of $641 million, $501 million, and $317 million were allocated to stockholders’ equity related to employee stock compensation transactions for 2007, 2006, and 2005, respectively.

Cumulative undistributed earnings of non-U.S. subsidiaries were approximately $13.0 billion at December 28, 2007. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Merrill Lynch’s non-U.S. operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

Note 15. Regulatory Requirements
Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. At December 28, 2007 Merrill Lynch was in compliance with applicable CSE standards.

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

Securities Regulation
As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million. At December 28, 2007, MLPF&S’s regulatory net capital of $3,830 million was approximately 14.5% of ADI, and its regulatory net capital in excess of the SEC minimum required was $3,266 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $3,830 million exceeded the CFTC minimum requirement of $600 million by $3,230 million.

Merrill Lynch 2007 Annual Report	page 152

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At December 28, 2007, MLI’s financial resources were $22,940 million, exceeding the minimum requirement by $5,457 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At December 28, 2007, MLGSI’s liquid capital of $1,911 million was 256.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,016 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 28, 2007, MLJS’s net capital was $1,729 million, exceeding the minimum requirement by $823 million.

Banking Regulation
Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of December 28, 2007.

	WELL-	MLBUSA		MLBT-FSB
	CAPITALIZED	ACTUAL	ACTUAL	ACTUAL	ACTUAL
(DOLLARS IN MILLIONS)	MINIMUM	RATIO	AMOUNT	RATIO	AMOUNT
Tier 1 leverage	5%	8.50%	$6,511	5.51%	$1,958
Tier 1 capital	6%	10.78%	6,511	9.22%	1,958
Total capital	10%	12.20%	7,368	12.11%	2,574

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Financial Regulator. At December 28, 2007, MLIB’s capital ratio was above the minimum requirement at 11.1% and its financial resources were $10,382 million, exceeding the minimum requirement by $1,014 million.

Note 16. Acquisitions
On December 30, 2006, Merrill Lynch acquired the First Franklin mortgage origination franchise and related servicing platform from National City Corporation for $1.3 billion. First Franklin originates residential mortgage loans through a wholesale network and retail channel branded as NationPoint. The results of operations of First Franklin are included in GMI.

On September 21, 2007, Merrill Lynch acquired all of the outstanding common shares of First Republic in exchange for a combination of cash and stock for a total transaction value of $1.8 billion. First Republic provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. The results of operations of First Republic are included in GWM. In conjunction with the acquisition of First Republic, Merrill Lynch issued $65 million of 6.70% non-cumulative perpetual preferred stock and $50 million of 6.25% non-cumulative preferred stock in exchange for First Republic Bank’s preferred stock Series A and B, respectively. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

Note 17. Discontinued Operations
On August 13, 2007, Merrill Lynch announced that it will form a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch had agreed to sell MLIG to AEGON for $1.3 billion. Merrill Lynch will continue to serve the insurance needs of its clients through its core distribution and advisory capabilities. The sale of MLIG was completed in the fourth quarter of 2007 and resulted in an after-tax gain of $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported the results of MLIG in the GWM business segment.

On December 24, 2007 Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale includes substantially all off Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported results of Merrill Lynch Capital in the GMI business segment.

Certain financial information included in discontinued operations on Merrill Lynch’s Consolidated Statements of (Loss)/Earnings is shown below:

(DOLLARS IN MILLIONS)	2007	2006	2005
Total revenues, net of interest expense	$1,542	$878	$745
Earnings before income taxes	1,397	616	470
Income taxes	537	214	169

Net earnings from discontinued operations	$860	$402	$301

The following assets and liabilities related to discontinued operations are recorded on Merrill Lynch’s Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006:

(DOLLARS IN MILLIONS)	2007	2006
Assets:
Separate accounts assets	$–	$12,312
Loans, notes and mortgages	12,995	11,327
Other assets	332	3,709

Total Assets	$13,327	$27,348

Liabilities:
Separate accounts liabilities	$–	$12,312
Other payables	489	3,268

Total Liabilities	$489	$15,580

Note 18. BlackRock Merger
On September 29, 2006, Merrill Lynch completed the merger of its MLIM business with BlackRock. In connection with the BlackRock merger, Merrill Lynch received 65 million BlackRock common and preferred shares and owns a 45% voting interest and approximately half of the economic interest of the combined company. At the completion of the BlackRock merger, Merrill Lynch recognized a pre-tax gain of $2.0 billion, along with related non-interest expenses of $202 million for a total after-tax net benefit of $1.1 billion. Merrill Lynch’s investment in BlackRock is included in investment securities on the Consolidated Balance Sheet and has been included in the GWM segment subsequent to the merger. Additionally, in connection with the BlackRock merger, the goodwill associated with the MLIM business was derecognized on the Consolidated Balance Sheet as of September 29, 2006. Merrill Lynch accounts for its investment in BlackRock under the equity method of accounting and records its share of BlackRock’s earnings, net of expenses and taxes, in earnings from equity method investments on the Consolidated Statements of (Loss)/Earnings.

Merrill Lynch 2007 Annual Report	page 154

Note 19. Subsequent Events

Mandatory Convertible Preferred
On January 15, 2008, Merrill Lynch reached separate agreements with several long-term investors, primarily Korea Investment Corporation, Kuwait Investment Authority and Mizuho Corporate Bank, to sell an aggregate of 66,000 shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (the “Mandatory Convertible Preferred Stock”), at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion. The shares of Mandatory Convertible Preferred Stock were issued on various dates between January 17, 2008 and February 1, 2008.

Common Stock
On December 24, 2007, Merrill Lynch reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

Davis purchased 25 million shares of Merrill Lynch common stock on December 27, 2007 at a price per share of $48.00, or an aggregate purchase price of $1.2 billion. Temasek purchased 55 million shares on December 28, 2007 and the remaining 36.7 million shares on January 11, 2008. In addition, Merrill Lynch granted Temasek an option to purchase an additional 12.5 million shares of common stock under certain circumstances. This option was exercised, with 2.8 million shares issued on February 1, 2008 and 9.7 million shares issued on February 5, 2008, in each case at a purchase price of $48.00 per share for an aggregate purchase price of $600 million.

Note 20. Cash Flow Restatement

Subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 29, 2006, the Company determined that its previously issued Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2006 and December 30, 2005 contained an error resulting from the reclassification of certain cash flows from trading liabilities into derivative financing transactions. This error resulted in an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities for the periods described above.

These adjustments to the Consolidated Statements of Cash Flows do not affect the Company’s Consolidated Statements of (Loss)/Earnings, Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholders’ Equity, Consolidated Statements of Comprehensive (Loss)/Income, or cash and cash equivalents. These adjustments also do not affect the Company’s compliance with any financial covenants under its borrowing facilities.

A summary presentation of this cash flow restatement for the years ended December 29, 2006 and December 30, 2005 is presented below.

	AS PREVIOUSLY
(DOLLARS IN MILLIONS)	PRESENTED	ADJUSTMENT	AS RESTATED
For the year ended December 29, 2006:
Trading liabilities	$(6,097)	$15,651	$9,554
Cash used for operating activities	(39,414)	15,651	(23,763)
Derivative financing transactions	16,259	(15,651)	608
Cash provided by financing activities	67,945	(15,651)	52,294

For the year ended December 30, 2005:
Trading liabilities	$(17,007)	$4,605	$(12,402)
Cash used for operating activities	(28,880)	4,605	(24,275)
Derivative financing transactions	6,347	(4,605)	1,742
Cash provided by financing activities	23,315	(4,605)	18,710

Supplemental Financial Information (Unaudited)

Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch for 2007 and 2006 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

	FOR THE QUARTER ENDED
	DEC. 28,	SEPT. 28,	JUNE 29,	MAR. 30,	DEC. 29,	SEPT. 29,		JUNE 30,	MAR. 31,
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2007	2007	2007	2006	2006	(1)	2006	2006	(2)
Revenues	$4,432	$13,702	$23,429	$21,112	$18,628	$19,009		$16,413	$15,302
Interest expense	12,624	13,322	13,970	11,509	10,243	9,351		8,450	7,527

Revenues, net of interest expense	(8,192)	380	9,459	9,603	8,385	9,658		7,963	7,775
Non-interest expenses	6,728	4,018	6,633	6,702	5,204	5,708		5,760	7,299

Pre-tax (loss)/earnings from continuing operations	(14,920)	(3,638)	2,826	2,901	3,181	3,950		2,203	476
Income tax (benefit)/expense	(4,623)	(1,258)	816	871	953	1,022		659	79

Net (loss)/earnings from continuing operations	$(10,297)	$(2,380)	$2,010	$2,030	$2,228	$2,928		$1,544	$397

Pre-tax earnings from discontinued operations	$795	$211	$197	$194	$175	$178		$146	$117
Income tax expense	331	72	68	66	57	61		57	39

Net earnings from discontinued operations	$464	$139	$129	$128	$118	$117		$89	$78

Net (loss)/earnings	$(9,833)	$(2,241)	$2,139	$2,158	$2,346	$3,045		$1,633	$475

(Loss)/earnings per common share:
Basic (loss)/earnings per common share from continuing operations	$(12.57)	$(2.99)	$2.32	$2.35	$2.57	$3.36		$1.69	$0.40
Basic earnings per common share from discontinued operations	0.56	0.17	0.16	0.15	0.14	0.14		0.10	0.09

Basic (loss)/earnings per common share	$(12.01)	$(2.82)	$2.48	$2.50	$2.71	$3.50		$1.79	$0.49

Diluted (loss)/earnings per common share from continuing operations	$(12.57)	$(2.99)	$2.10	$2.12	$2.29	$3.05		$1.54	$0.36
Diluted earnings per common share from discontinued operations	0.56	0.17	0.14	0.14	0.12	0.12		0.09	0.08

Diluted (loss)/earnings per common share	$(12.01)	$(2.82)	$2.24	$2.26	$2.41	$3.17		$1.63	$0.44

(1)	Amounts include $2.0 billion of net revenues, $202 million of non-interest expenses and $662 million of income tax expense, associated with the BlackRock merger.
(2)	Reflects one-time expenses related to the adoption of SFAS No. 123R of $1.8 billion in non-interest expenses and a $582 million income tax benefit.

Merrill Lynch 2007 Annual Report	page 156

The previously issued Condensed Consolidated Statements of Cash Flows for the 2007 and 2006 fiscal quarters contained an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities which resulted from the reclassification of certain cash flows from trading liabilities into derivative financing transactions. The Company will restate its interim Condensed Consolidated Statements of Cash Flows for the three- six- and nine-month periods ended March 30, 2007, June 29, 2007 and September 28, 2007. The following is a summary of the effects of these changes on the Company’s unaudited Condensed Consolidated Statements of Cash Flows for the fiscal 2007 and 2006 quarters.

	AS PREVIOUSLY
(DOLLARS IN MILLIONS)	PRESENTED	ADJUSTMENT	AS RESTATED
For the nine months ended September 28, 2007(1):
Trading liabilities	$5,096	$22,853	$27,949
Cash used for operating activities	(79,885)	22,853	(57,032)
Derivative financing transactions	22,849	(22,853)	(4)
Cash provided by financing activities	105,989	(22,853)	83,136

For the nine months ended September 29, 2006(1):
Trading liabilities	$2,954	$7,849	$10,803
Cash used for operating activities	(15,147)	7,849	(7,298)
Derivative financing transactions	8,219	(7,849)	370
Cash provided by financing activities	32,493	(7,849)	24,644

For the six months ended June 29, 2007(1):
Trading liabilities	$8,744	$12,846	$21,590
Cash used for operating activities	(46,086)	12,846	(33,240)
Derivative financing transactions	12,818	(12,846)	(28)
Cash provided by financing activities	57,527	(12,846)	44,681

For the six months ended June 30, 2006(1):
Trading liabilities	$6,078	$4,630	$10,708
Cash used for operating activities	(10,394)	4,630	(5,764)
Derivative financing transactions	4,959	(4,630)	329
Cash provided by financing activities	16,400	(4,630)	11,770

For the three months ended March 30, 2007(1):
Trading liabilities	$5,654	$5,688	$11,342
Cash used for operating activities	(31,806)	5,688	(26,118)
Derivative financing transactions	5,627	(5,688)	(61)
Cash provided by financing activities	32,455	(5,688)	26,767

For the three months ended March 31, 2006(1):
Trading liabilities	$(2,010)	$3,091	$1,081
Cash used for operating activities	(8,506)	3,091	(5,415)
Derivative financing transactions	3,125	(3,091)	34
Cash provided by financing activities	10,869	(3,091)	7,778

(1)	There was no change in cash and cash equivalents for any of the periods restated.

Dividends Per Common Share
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

(DECLARED AND PAID)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
2007	$0.35	$0.35	$0.35	$0.35
2006	$0.25	$0.25	$0.25	$0.25

With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there are no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its preferred stock, mandatory convertible preferred stock, trust preferred securities, and the governing provisions of Delaware General Corporation Law. Certain subsidiaries’ ability to declare dividends may also be limited. See Note 15 to the Consolidated Financial Statements.

Stockholder Information
Consolidated Transaction Reporting System prices for ML & Co. common stock for the specified calendar quarters are noted below.

	1ST QUARTER		2ND QUARTER		3RD QUARTER		4TH QUARTER
(AT CALENDAR PERIOD-END)	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
2007	$97.53	$79.22	$94.17	$82.78	$87.39	$68.94	$76.67	$51.23
2006	$78.82	$67.95	$80.33	$65.41	$79.09	$67.49	$93.56	$78.44

The approximate number of holders of record of ML & Co. common stock as of February 15, 2008 was 20,796. As of February 15, 2008, the closing price of ML & Co. common stock as reported on the New York Stock Exchange was $51.64.

Stock Performance Graph
The following performance graph compares the performance of our common stock for the last five years to that of the S&P 500 Index, the S&P 500 Financial Index and our Peer Group. The Peer Group is comprised of the following companies: The Bear Stearns Companies Inc.; Citigroup Inc.; The Goldman Sachs Group, Inc.; JPMorgan Chase & Co.; Lehman Brothers Holdings Inc.; and Morgan Stanley. The graph assumes that the value of the investment in our common stock and of each of the three named indices was $100 at December 27, 2002 and that all dividends were reinvested. Points on the graph represent the performance as of the last Friday in December of the specified year, the day of our fiscal year end. Stock price performance shown on the graph is not necessarily indicative of future price performance.

Indexed Returns to Shareholders

	2002	2003	2004	2005	2006	2007
Merrill Lynch & Co., Inc.	100.00	152.54	160.17	183.83	256.03	148.25
S&P 500 Index	100.00	127.47	143.41	150.45	174.21	183.78
S&P 500 Financials Index	100.00	129.63	146.00	155.45	185.28	150.77
Peer Group	100.00	143.94	152.57	165.97	213.55	161.39

Merrill Lynch 2007 Annual Report	page 158

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

•	These regulatory agencies in the United States include, among others, the SEC, the CFTC, the Federal Energy Regulatory Commission (“FERC”), the FDIC, the Municipal Securities Rulemaking Board (“MSRB”), the UTDFI and the OTS.

•	Outside the United States, these regulators include the FSA in the United Kingdom; the Irish Financial Regulator; the Federal Financial Supervisory Authority in Germany; the Commission Bancaire, the Comite des Establissements de Credit et des Enterprises d’Investissement and the Autorite des marches financiers in France; the Swiss Federal Banking Commission; the Johannesburg Securities Exchange; the Japanese Securities and Exchange Surveillance Commission; the Monetary Authority of Singapore; the Office of the Superintendent of Financial Institutions in Canada; the National Securities Commission in Argentina; the Securities and Exchange Commission in Brazil; the National Securities and Banking Commission in Mexico; the Securities and Exchange Board of India; and the Securities and Futures Commission in Hong Kong, among many others.

Additional legislation and regulations, and changes in rules promulgated by the SEC or other U.S. federal and state government regulatory authorities and self-regulatory organizations and by non-U.S. government regulatory agencies may directly affect the manner of our operation and profitability. Certain of our operations are subject to compliance with privacy regulations enacted by the U.S. federal and state governments, the EU, other jurisdictions and/or enacted by the various self-regulatory organizations or exchanges. New laws or regulations or changes to existing laws either in the U.S. or in other jurisdictions where we conduct business could adversely affect us. As we expand into new regions we are subject to different regulatory regimes which impose additional complexities, compliance requirements and costs.

ML & Co. and certain U.S. and non-U.S. regulated subsidiaries are subject to regulatory capital requirements. Many of the principal regulators for these legal entities either have revised or are in the process of revising their capital requirements to be consistent with the Basel II capital standards issued by the Basel Committee on Banking Supervision. ML & Co. has adopted the Basel II capital standards and as of January 1, 2008, MLI, MLIB and our other regulated European subsidiaries also implemented the Basel II capital standards. We continue to address implementation of these revised regulatory capital requirements for other relevant subsidiaries, as required. We are investing in enhancements to our measurement and reporting systems to support effective implementation across the firm.

United States Regulatory Oversight and Supervision

Holding Company Supervision
In June 2004, the SEC approved the Consolidated Supervised Entity rule that created a voluntary framework for comprehensive group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. We are a consolidated supervised entity subject to group-wide supervision by the SEC and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, we are computing allowable capital and risk allowances consistent with Basel II capital standards; permitting the SEC to examine the books and records of ML & Co. and any affiliate that does not have a principal regulator; and have adopted various additional SEC reporting, record-keeping, and notification requirements.

Broker-Dealer Regulation
MLPF&S, Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as the Financial Industry Regulatory Authority (“FINRA”). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S, are registered as investment advisers with the SEC.

The Merrill Lynch entities that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch subsidiaries. Additional information regarding certain net capital requirements is set forth in Note 15 to the Consolidated Financial Statements.

Sarbanes-Oxley and Related Rules
Aspects of our public disclosure, corporate governance principles and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and certain related regulations and rules proposed and/or adopted by the SEC, the NYSE and other self-regulatory organizations. Sarbanes-Oxley requirements include requiring our Chief Executive Officer and Chief Financial Officer to certify that our financial information is fairly presented and fully complies with disclosure requirements. Additionally, they must evaluate the effectiveness of disclosure controls and procedures and disclose the results of their evaluation. Additional areas of focus as a result of Sarbanes-Oxley include: disclosures of off balance sheet arrangements and contractual obligations; management’s assessment of internal controls and procedures for financial reporting; the adoption of a code of ethics for the Chief Executive Officer and senior financial and accounting officers; and disclosure of whether the Audit Committee of the Board of Directors includes an Audit Committee financial expert. Related FINRA and other self-regulatory organization rules require that our Chief Executive Officer certify compliance with applicable corporate governance standards. These rules also require listed companies to, among other items, adopt corporate governance guidelines and a code of business conduct, tighten applicable criteria for determining director and audit committee member independence, and increase the authority and responsibilities of the Audit Committee.

Research Related Regulation
Over the previous several years, the research function at integrated broker-dealers has been the subject of substantial regulatory and media attention. As a result of regulatory and legal mandates as well as firm initiatives, we enacted a number of new policies to enhance the quality of our research product including: modifying the compensation system for research analysts; forming a Research Recommendations Committee to review equity analysts’ investment recommendations; adopting a new simplified securities rating system; implementing new policies and procedures to comply with all legal requirements, including those limiting communications between equity research analysts and investment banking and other origination personnel; and adding additional disclosures on research reports regarding potential conflicts of interest. We also appointed an independent consultant who identified independent third-party research providers to provide fundamental research on certain companies that we cover. This research has been made available to our clients in the United States beginning in July 2004 in accordance with legal requirements. Under the terms of the global research settlement, in 2005 we appointed an independent monitor who reported on our compliance with the terms of the settlement. Upon the fifth anniversary of the global settlement, October 31, 2008, the settling firms, including Merrill Lynch, are required to certify their compliance with the terms of the global settlement and are permitted to request relief from its terms.

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

FINRA continues to consider and propose changes to regulations relating to equity research and amendments to their rules are expected to be adopted in 2008. Research activities also remain a focus of securities regulators’ rulemaking outside the U.S.

Client Information Regulation
We are subject to extensive anti-money laundering regulation in the United States and other jurisdictions. In the United States, our broker-dealers and banking subsidiaries are subject to the USA PATRIOT Act of 2001 (the “Patriot Act”). The Patriot Act was designed to promote the identification of parties that may be involved in terrorist activities, money laundering or other suspicious activities. To that end, it contains anti-money laundering and financial transparency laws and has mandated the implementation of various new regulations applicable to broker-dealers and other financial services companies, including so-called “know your customer” rules, which set standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside the United States contain similar provisions.

Our obligations to verify client identity, to monitor and report suspicious transactions, and to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, including specialized employee training programs, procedures and controls. These practices, procedures and controls have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

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

Merrill Lynch 2007 Annual Report	page 160

Merrill Lynch Alternative Investments LLC is registered with the CFTC as a commodity pool operator and a commodity trading advisor and is a member of the NFA in such capacities. IQ Investment Advisors, LLC is registered with the CFTC.

MLGSI is subject to regulation by FINRA and, as a member of the Chicago Board of Trade, is subject to the rules of that exchange. It is required to maintain minimum net capital pursuant to rules of the U.S. Department of the Treasury. Merrill Lynch’s municipal finance professionals are subject to various trading and underwriting regulations of the MSRB.

MLBT-FSB, a federal savings bank, including its First Republic division, is subject to regulation by the OTS and the FDIC. Merrill Lynch Credit Corporation and First Franklin are both subsidiaries of MLBT-FSB and their activities are regulated and subject to examination by the OTS. As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a SLHC and subject to regulation and examination by the OTS as a SLHC.

MLBUSA is regulated primarily by the UTDFI and the FDIC. Merrill Lynch Commercial Finance Corp. (“MLCFC”) is a wholly-owned subsidiary of MLBUSA, and its activities are regulated and subject to examination by the FDIC and the UTDFI. In addition to the UTDFI and the FDIC, MLCFC is licensed or registered in several states, subjecting it to regulation and examination by the appropriate authorities in those jurisdictions.

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

On November 1, 2007, countries in the European Union implemented the Markets in Financial Instruments Directive (“MiFID”) marking a significant change in the regulation of the European investment industry. The main objective of MiFID is to enhance the development of a pan-European market in investment services through the establishment of a single set of European regulatory rules. Among its impacts are changes in the way trades can be executed, the level of protection afforded to investors, the integration of commodity related financial instruments into financial regulation and pre and post trade transparency in equity markets. These changes affect Merrill Lynch’s European regulated entities and the clients and counterparties with which they trade. Under MiFID Merrill Lynch, through its European regulated entities, undertook a global communication exercise to affected clients providing information on the impact of MiFID and completed infrastructure enhancements to ensure affected Merrill Lynch entities are MiFID compliant.

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

Merrill Lynch Bank (Suisse) S.A. is regulated by the Swiss Federal Banking Commission. Merrill Lynch Bank and Trust Company (Cayman) Limited is regulated by the Cayman Islands Monetary Authority and its U.S. representative office by the Federal Reserve and the Florida Financial Services Commission Office of Financial Regulation.

Merrill Lynch Commodities (Europe) Ltd. (“MLCE”) is a member of the International Petroleum Exchange, Nordpool and other exchanges and is subject to their rules and is regulated by the FSA.

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

IPO Underwriting Fee Litigation
In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: Beginning in 1998, Merrill Lynch was named as one of approximately two dozen defendants in purported class actions filed in the United States District Court for the Southern District of New York alleging that underwriters conspired to fix the “fee” paid to purchase certain initial public offering securities at 7% in violation of antitrust laws. These complaints have been filed by both investors and issuers in initial public offerings. On February 24, 2004, the court held that the purchaser plaintiffs’ claims for damages were barred, but declined to dismiss the claim for injunctive relief. On April 18, 2006, the court held that the issuer claim could not proceed as a class action. On September 11, 2007, the Second Circuit Court of Appeals vacated the April 18 decision and remanded the case for further proceedings on the issue of class certification. Following the remand, plaintiffs have moved for class certification of the issuer class, and the defendants have opposed class certification. The court has not issued a decision on the class certification issue.

IPO Allocation Litigation
In re Initial Public Offering Securities Litigation: Beginning in 2001, Merrill Lynch was named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriter defendants artificially inflated and maintained the stock prices of securities by creating an artificially high post-IPO demand for shares. On October 13, 2004, the district court, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriter defendants as class actions. On December 5, 2006, the Second Circuit Court of Appeals reversed this order, holding that the district court erred in certifying these cases as class actions. On September 27, 2007, plaintiffs again moved for class certification. On December 21, 2007, defendants filed their opposition to plaintiffs’ motion. The court has not issued a decision on the class certification issue.

Enron Litigation
Newby v. Enron Corp. et al.: On April 8, 2002, Merrill Lynch was added as a defendant in a consolidated class action filed in the United States District Court for the Southern District of Texas on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The district court denied Merrill Lynch’s motions to dismiss, and certified a class action by Enron shareholders and bondholders against Merrill Lynch and other defendants. On March 19, 2007, the Fifth Circuit Court of Appeals reversed the district court’s decision certifying the case as a class action. On January 22, 2008, the Supreme Court denied plaintiffs’ petition to review the Fifth Circuit’s decision. Merrill Lynch intends to move for summary judgment dismissing the action. Plaintiffs have stated they will oppose that motion.

Other Enron Litigation
Over a dozen other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities. There has been no adjudication of the merits of these claims.

Mortgage-Related Litigation
Merrill Lynch & Co. Shareholder Litigation: Beginning on October 30, 2007, purported class actions were filed in the United States District Court for the Southern District of New York against Merrill Lynch and certain present or former officers and directors on behalf of persons who acquired Merrill Lynch securities beginning as early as November 3, 2006 and ending as late as November 7, 2007. Among other things, the complaints allege violations of the federal securities laws based on alleged false and misleading statements related to Merrill Lynch’s exposure to collateralized debt obligations and the sub-prime lending markets. One such action is brought on behalf of persons who exchanged the securities of First Republic Bank for the securities of Merrill Lynch in a merger that occurred on September 21, 2007. Merrill Lynch intends to vigorously defend itself in these actions.

Shareholder Derivative Actions: Beginning on November 1, 2007, purported shareholder derivative actions were brought in federal and state courts against certain present or former officers and directors of Merrill Lynch in which the Company is named as a nominal defendant. The actions allege, among other things, breach of fiduciary duty, corporate waste, and abuse of control related to Merrill Lynch’s exposure to collateralized debt obligations and the sub-prime lending markets. They also challenge the payment of alleged severance to Merrill Lynch’s former chief executive officer and certain of the actions assert claims for contribution or indemnification on the Company’s behalf. In addition, the Company has received letters from law firms, on behalf of purported shareholders, demanding that the Board bring claims on behalf of Merrill Lynch against certain present and former directors and officers of Merrill Lynch based on allegations substantially similar to those that are alleged in the shareholder derivative actions described above. The Board, with the assistance of counsel, will review the claims made in the demand letters and determine whether the maintenance of the proposed derivative suits is in the best interests of the Company.

Merrill Lynch 2007 Annual Report	page 162

ERISA Litigation: Beginning on November 13, 2007, purported class actions were filed in the United States District Court for the Southern District of New York against Merrill Lynch and certain of its present or former officers and directors on behalf of the Merrill Lynch 401(k) Savings and Investment Plan, Retirement Accumulation Plan, Employee Stock Ownership Plan and a class of similarly situated plan participants. The actions are pending in the United States District Court for the Southern District of New York. These actions challenge the Company’s disclosures about its performance, business prospects and the attractiveness of the Company’s stock between a variety of purported class periods, beginning as early as January 1, 2004 and ending as late as December 6, 2007. Merrill Lynch intends to vigorously defend itself in these actions.

City of Cleveland v. Deutsche Bank Trust Company, et al.: On January 10, 2008, the City of Cleveland filed a lawsuit against twenty-one financial services firms, including Merrill Lynch, alleging that the securitization of sub-prime mortgages created a “public nuisance” and that defendants are, therefore, liable for the cost incurred by the City of Cleveland related to foreclosures. The case was initially filed in the Cuyahoga County Common Pleas Court and was removed to the United States District Court for the Northern District of Ohio on January 17, 2008. Plaintiff has filed a motion seeking an order remanding the case. Merrill Lynch intends to vigorously defend itself in this action.

Regulatory Investigations: Merrill Lynch is cooperating with the SEC and other regulators investigating sub-prime-related activities.

Allegheny Energy Litigation
Merrill Lynch v. Allegheny Energy, Inc.: On September 24, 2002, Merrill Lynch filed an action in the United States District Court for the Southern District of New York against Allegheny Energy, Inc. The complaint alleged that Allegheny owed Merrill Lynch the final $115 million payment due in connection with Allegheny’s purchase of Merrill Lynch’s energy trading business and assets in 2001. The following day, Allegheny filed an action against Merrill Lynch in the Supreme Court of the State of New York claiming misrepresentations in connection with Merrill Lynch’s sale of the energy trading business to Allegheny. On July 18, 2005, following a bench trial, the court issued a decision holding that Allegheny was required to pay Merrill Lynch $115 million plus interest. On August 31, 2007, the Second Circuit Court of Appeals reversed the district court’s decision and remanded the case for further proceedings in the district court. In January 2008, Allegheny and Merrill Lynch settled the matter. Under the terms of the settlement, Allegheny will pay Merrill Lynch $50 million and Merrill Lynch will relinquish its interest in Allegheny Energy Supply LLC.

Short Sales Litigation
Electronic Trading Group, LLC v. Banc of America Securities LLC, et al.: On April 12, 2006, a purported class action was filed against eleven financial services firms, including Merrill Lynch, in the United States District Court for the Southern District of New York. The case alleged that the defendants violated federal antitrust laws by charging unearned fees on short sales by their clients even when they failed to borrow and/or deliver stock in support of those short sales. On December 20, 2007, the court granted defendants’ motion to dismiss. Plaintiffs have filed an appeal.

Avenius v. Banc of America Securities LLC, et al.: On June 22, 2006, 37 purchasers of securities of NovaStar Financial filed an action against eleven financial services firms, including Merrill Lynch, in the California Superior Court in San Francisco. The case alleges that the defendants improperly depressed the price of NovaStar Financial shares by facilitating short sales that did not comply with regulatory requirements. Merrill Lynch is vigorously defending itself against these charges. On July 17, 2007, the Superior Court of the State of California, County of San Francisco, rejected defendants’ argument that state law claims of facilitating improper short sales were preempted by the federal securities laws. The court did not rule on the substance of the underlying claims. The defendants, including Merrill Lynch, are vigorously defending themselves against the claims.

Overstock.com, Inc. v. Morgan Stanley & Co., et al.: On February 2, 2007, Overstock.com brought an action in the Superior Court of the State of California, County of San Francisco, against approximately a dozen investment banks, including Merrill Lynch, alleging that they violated state law by improperly facilitating short sales of Overstock.com, which artificially depressed the price of its shares. Merrill Lynch is vigorously defending itself against these charges. On July 17, 2007, the Superior Court of the State of California, County of San Francisco, rejected defendants’ argument that state law claims of facilitating improper short sales were preempted by the federal securities laws. The court did not rule on the substance of the underlying claims. The defendants, including Merrill Lynch, are vigorously defending themselves against the claims.

Bank Sweep Programs Litigation
DeBlasio v. Merrill Lynch, et al.: On January 12, 2007, a purported class action was brought against Merrill Lynch and three other securities firms in the United States District Court for the Southern District of New York alleging that their bank sweep programs violated state law because their terms were not adequately disclosed to customers. On May 1, 2007, plaintiffs filed an amended complaint, which added additional defendants. On November 12, 2007, defendants filed motions to dismiss the second amended complaint. Briefing on the motion is expected to be completed by March 6, 2008.

Private Equity Litigation
Davidson, et al., v. Bain Capital Partners, LLC, et al.: On December 28, 2007, a purported class action was brought against sixteen defendants, including Merrill Lynch, in the United States District Court for the District of Massachusetts. The complaint alleges that defendants conspired to limit competition in bidding for private-equity sponsored acquisitions of public companies in violation of the antitrust laws. Merrill Lynch intends to vigorously defend itself in this action.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits, arbitrations, and investigations, including the class action lawsuits disclosed in ML & Co.’s public filings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Properties
We have offices in various locations throughout the world. Other than those described below as being owned, substantially all of our offices are located in leased premises. We believe that the facilities we own or occupy are adequate for the purposes for which they are currently used and that they are well maintained. Set forth below is the location and the approximate square footage of our principal facilities. Each of these principal facilities supports our GMI and GWM businesses. Information regarding our property lease commitments is set forth in “Leases” in Note 11 to the Consolidated Financial Statements.

Principal Facilities in the United States
Our executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. We lease portions of 4 World Financial Center (1,800,000 square feet) and 2 World Financial Center (2,500,000 square feet); both leases expire in 2013. One of our subsidiaries is a partner in the partnership that holds the ground lessee’s interest in 4 World Financial Center. As of December 28, 2007, we occupied the entire 4 World Financial Center and approximately 27% of 2 World Financial Center.

We own a 760,000 square foot building at 222 Broadway, New York and occupy 92% of this building. We also lease and occupy, pursuant to an operating lease with an unaffiliated lessor, 1,251,000 square feet of office space and 273,000 square feet of ancillary buildings in Hopewell, New Jersey. One of our subsidiaries is the lessee under such operating lease and owns the underlying land upon which the Hopewell facilities are located. We also own a 54-acre campus in Jacksonville, Florida, with four buildings.

Merrill Lynch 2007 Annual Report	page 164

Principal Facilities Outside the United States
In London, we lease and occupy 100% of our 576,626 square foot London headquarters facility known as Merrill Lynch Financial Centre; this lease expires in 2022. In addition, we lease approximately 367,607 square feet in other London locations with various terms, the longest of which lasts until 2015. We occupy 196,894 square feet of this space and have sublet the remainder. In Tokyo, we have leased 292,349 square feet until 2014 for our Japan headquarters. Other leased facilities in the Pacific Rim are located in Hong Kong, Singapore, Seoul, South Korea, Mumbai and Chunnai, India, and Sydney and Melbourne, Australia.

Securities Issued Under Merrill Lynch’s Equity Compensation Plans
The following table provides information on the shares that are available under our equity compensation plans and, in the case of plans where stock options may be granted, the number of shares of common stock issuable upon exercise of those stock options.

Shareholder Approved Plans
We have the following five shareholder approved plans:

•	the Long-Term Incentive Compensation Plan for executive officers (for stock grants made to executive officers) (“LTICP-Executive”);

•	the Equity Capital Accumulation Plan (for restricted share grants made to a broad group of employees) (“ECAP”);

•	the Merrill Lynch & Co., Inc. 1986 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”);

•	the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (for stock grants made to key managers and producers) (“ESCP”); and

•	the Merrill Lynch & Co., Inc. Deferred Stock Unit Plan for Non-Employee Directors (for deferred stock unit grants to non-employee directors) (“New Director Plan”).

Plans Not Approved by Shareholders
We have also adopted the following stock compensation plans that are used to compensate non-executive employees:

•	the Financial Advisor Capital Accumulation Award Plan (stock-based compensation to the financial advisor population) (“FACAAP”); and

•	the Long-Term Incentive Compensation Plan for Managers and Producers (for stock grants made to key managers and producers) (“LTICP-M&P”).

We previously provided for the issuance of deferred stock units and non-qualified stock options to the ML & Co. non-employee directors as compensation for their director services under the Merrill Lynch & Co., Inc. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Old Director Plan”). The New Director Plan described above was approved by stockholders in 2005 and has replaced the Old Director Plan.

The numbers in the table are as of December 28, 2007, the last day of our 2007 fiscal year.

	SECURITIES ISSUABLE		WEIGHTED-AVERAGE	SECURITIES THAT
	UPON EXERCISE OF		EXERCISE PRICE OF	REMAIN AVAILABLE
	OUTSTANDING OPTIONS,		OUTSTANDING OPTIONS,	FOR ISSUANCE
EQUITY COMPENSATION PLAN CATEGORY	WARRANTS, AND RIGHTS	(1)	WARRANTS, AND RIGHTS	UNDER PLANS
Plans approved by shareholders	9,575,242		$56.71	92,383,901
Plans not approved by shareholders(2)	103,344,793		53.75	45,556,613

Total	112,920,035		$54.00	137,940,514	(3)

(1)	We have also has made the following grants under our stock compensation plans that remain outstanding as of December 28, 2007 and are not included in this column: 33,740,269 units (payable in stock) under FACAAP and 70,777,831 restricted shares and restricted units granted under LTICP-Executive, LTICP-M&P, ECAP and ESCP. In addition, in January 2008, 195,134 restricted shares, 36,870,521 restricted units and 3,140,538 options were granted under ESCP, ECAP and LTICP-Executive, 6,732 restricted shares, 6,524,114 restricted units and 10,644,476 options were granted under LTICP-M&P and 4,902,824 units (payable in stock) were granted under FACAAP.
(2)	These plans are: (i) FACAAP, (ii) LTICP-M&P and (iii) the Old Director Plan. The material features of FACAAP, LTICP-M&P and the Old Director Plan are described in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Those descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents that are included as exhibits to this 2007 Annual Report on Form 10-K.
(3)	This amount includes, as of December 28, 2007: 30,328,125 shares available for issuance under LTICP-Executive; 32,835,970 shares available for issuance under LTICP-M&P; 10,825,078 shares available for issuance under ECAP; 21,710,119 shares available for issuance under the Employee Stock Purchase Plan; 12,694,124 shares available for issuance under FACAAP; 919,365 and 26,519 shares available for issuance under the New and Old Director Plans, respectively; and 28,601,214 shares available for issuance under ESCP.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On January 15, 2008, we reached separate agreements with several long-term investors to sell an aggregate of 66,000 shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (the “Mandatory Convertible Preferred Stock”), at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion. Key terms of the investments are described in Exhibit 99.1 to our Current Report on Form 8-K, dated January 16, 2008.

On December 24, 2007, we reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116,666,666 shares of newly issued common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion. Temasek initially purchased 91,666,666 shares of our common stock (the “Original Shares”) at a price of $48.00 per share, or an aggregate purchase price $4.4 billion. Temasek purchased 55,000,000 of the Original shares in December 2007 and the remaining 36,666,666 in January 2008. In addition in February 2008, Temasek and its assignees exercised options to purchase an additional 12,500,000 shares of our common stock at a purchase price of $48.00 per share for an aggregate purchase price of $600 million. Temasek is subject to customary standstill provisions, including a prohibition on acquisitions of additional voting securities that would cause Temasek to own 10% or more of our common stock, that will expire on the earlier of (x) 2 years or (y) such time as Temasek owns less than 5% of our outstanding common stock. Certain terms of Temasek’s investment are described in Exhibit 99.2 to our Current Report on Form 8-K, dated December 28, 2007.

Davis purchased 25,000,000 shares of Merrill Lynch common stock in December 2007 at a price per share of $48.00, or an aggregate purchase price of $1.2 billion. There are no other material terms associated with the Davis investment.

The shares in the transactions described above were issued in separate private placements to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, with each purchaser receiving customary registration rights for their respective shares. All the above-mentioned investors are passive investors in Merrill Lynch and none of the investors have any rights of control or role in our governance.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Funding — Equity Capital for details on purchases made by or on behalf of us or any “affiliated purchaser” of our common stock for the year ended December 28, 2007.

Merrill Lynch 2007 Annual Report	page 166

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

John A. Thain (52) Chairman of the Board and Chief Executive Officer since December 2007; Chief Executive Officer of NYSE Euronext, Inc. and its predecessor companies, NYSE Group, Inc. and New York Stock Exchange Inc., from January 2004 until November 2007; President and Chief Operating Officer of The Goldman Sachs Group, Inc. from July 2003 to January 2004; President and Co-Chief Operating Officer of The Goldman Sachs Group, Inc. from May 1999 to June 2003.

Rosemary T. Berkery (54) Vice Chairman since July 2007; Executive Vice President since October 2001; General Counsel since September 2001; Senior Vice President and Head of U.S. Private Client (now a part of Global Private Client) Marketing and Investments from June 2000 to September 2001; Co-Director of Global Securities Research & Economics Group from April 1997 to June 2000.

Nelson Chai (42) Executive Vice President and Chief Financial Officer since December 2007; Executive Vice President and Chief Financial Officer of NYSE Euronext and its predecessor company NYSE Group, Inc., from January 2006 to December 2007; Chief Financial Officer of Archipelago Holdings from June 2000 to December 2005.

Gregory J. Fleming (45) President and Chief Operating Officer since May 2007; Executive Vice President from October 2003 to May 2007; President of GMI from August 2003 to May 2007; Chief Operating Officer of the Global Investment Banking Group of GMI from January 2003 to August 2003; Co-Head of the Global Financial Institutions Group of GMI from April 2001 to August 2003; Head of the United States Financial Institutions Group of GMI from June 1999 to April 2001; Managing Director of the Global Investment Banking Group of GMI from February 1999 to October 2003.

Robert J. McCann (49) Executive Vice President since August 2003; Vice Chairman and President of Global Private Client (now Global Wealth Management) since June 2005; Vice Chairman, Wealth Management Group from August 2003 to June 2005; Vice Chairman and Director of Distribution and Marketing for AXA Financial Inc. from March 2003 to August 2003; Head of the Global Securities Research & Economics Group of Merrill Lynch from October 2001 to March 2003; Chief Operating Officer of GMI from September 2000 to October 2001; Head of the Global Institutional Client Division of GMI from August 1998 to September 2000.

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

Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075
1-888-460-7641
www.wellsfargo.com/shareownerservices

Preferred Stock

Exchange Listing
Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 1, Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 2, Depositary Shares representing 1/1200 of a share of 6.375% Non-Cumulative Preferred Stock, Series 3, Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 4, Depositary Shares representing 1/1200 of a share of Floating Rate Non-Cumulative Preferred Stock, Series 5, Depositary Shares representing 1/40 of a share of 6.75% non-cumulative perpetual preferred stock, Series 6, and Depositary Shares representing 1/40 of a share of 6.25% non-cumulative perpetual preferred stock, Series 7 are listed on the New York Stock Exchange.

Transfer Agent and Depositary Registrar
The Bank of New York Mellon
101 Barclay Street
New York, NY 10286
Attn: Corporate Trust Administration

Form 10-K Annual Report for 2007 For copies of our 2007 Annual Report on Form 10-K (including financial schedules but excluding other exhibits), visit our Investor Relations website at www.ir.ml.com or write to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

Equal Employment Opportunity We are fully committed to Equal Employment Opportunity and to attracting, retaining, developing and promoting the most qualified employees regardless of race, national origin, religion, sexual orientation, gender, age, disability or veteran status or any other characteristic prohibited by state or local law. For more information, write to Christina Roberts, Assistant Vice President, Leadership & Talent Management, Merrill Lynch & Co., Inc., 222 Broadway, 12th Floor, New York, NY 10038-2510.

Charitable Contributions A summary of our charitable contributions is available on our Global Philanthropy website at http://philanthropy.ml.com or upon written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038-2510.

Annual Meeting Our 2008 Annual Meeting of Shareholders will be held on Thursday, April 24, 2008 at 8:00 a.m. Eastern Time at Merrill Lynch Headquarters, 4 World Financial Center, New York, New York.

Corporate Governance We have long adhered to best practices in corporate governance in fulfillment of our responsibilities to shareholders. Our practices align management and shareholder interests. Highlights of our corporate governance practices include:

•	A Board of Directors composed of eleven directors — ten of whom are independent — and Board Committees composed solely of independent directors;

•	A majority vote standard in the uncontested election of directors;

•	Corporate Governance Guidelines that set forth specific criteria for director qualifications, Board and Board Committee composition, director responsibilities, orientation and education requirements and annual Board self-evaluation;

•	Director Independence Standards adopted by the Board of Directors to form the basis of director independence determinations required by NYSE rules;

•	Charters for each of our Board Committees reflecting current best corporate governance practices;

•	A Related Party Transactions Policy governing the approval of related party transactions;

•	Guidelines for Business Conduct adopted by the Board of Directors as our code of ethics for our directors, officers and employees and supplemented by our Code of Ethics for Financial Professionals; and

•	Designation of two Audit Committee members as audit committee financial experts in accordance with SEC regulations.

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

We have included as exhibits to our Annual Report on Form 10-K for the 2007 fiscal year filed with the Securities and Exchange Commission certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure. We have submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying that he is not aware of any violation by Merrill Lynch of their corporate governance listing standards.

www.ml.com

Merrill Lynch 2007 Annual Report	page 168

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Consolidated Financial Statements
The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page 18.

2.	Financial Statement Schedule
The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on Exhibit 99.8. The schedule also appears in Exhibit 99.8 and is incorporated herein by reference.

3.	Exhibits
An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2007 results.

Item Number	Page

Part I
1. Business	20-24, 27-155, 159-161
1A. Risk Factors	24-27
1B. Unresolved Staff Comments	None
2. Properties	164-165
3. Legal Proceedings	162-164
4. Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	53-55, 158, 166
6. Selected Financial Data	19
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-76
7A. Quantitative and Qualitative Disclosures about Market Risk	60-71, 109-112
8. Financial Statements and Supplementary Data	79-157
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A. Controls and Procedures	77-78
9B. Other Information	Not Applicable

Part III
10. Directors, Executive Officers and Corporate Governance	20, 167*
11. Executive Compensation	**
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	165***
13. Certain Relationships and Related Transactions, and Director Independence	****
14. Principal Accounting Fees and Services	*****

Part IV
15. Exhibits, Financial Statement Schedules	169, E-1 - E-4
SIGNATURES	171

*	For additional information regarding Directors, see the material under the captions “Company Proposals — Item 1 — Election of Directors,” “CORPORATE GOVERNANCE,” and “OTHER MATTERS” in the definitive Proxy Statement for Merrill Lynch’s Annual Meeting of Stockholders to be held on April 24, 2008, to be filed with the SEC (Proxy Statement), incorporated herein by reference.
**	See the material under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Proxy Statement, incorporated herein by reference.
***	See also the material under the caption “BENEFICIAL OWNERSHIP OF OUR COMMON STOCK” in the Proxy Statement, incorporated herein by reference.
****	See the material under the caption “Certain Relationships and Transactions” in the Proxy Statement, incorporated herein by reference.
*****	See the material under the captions “Pre-Approval of Services Provided by the Company’s Independent Registered Public Accounting Firm” and “Fees Paid to Our Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

Merrill Lynch 2007 Annual Report	page 170

SIGNATURES
Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Gregory J. Fleming, Nelson Chai, and Rosemary T. Berkery, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 28, 2007 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2008.		CAROL T. CHRIST	/s/ Carol T. Christ Carol T. Christ Director

Merrill Lynch & Co., Inc. Registrant		ARMANDO M. CODINA	/s/ Armando M. Codina Armando M. Codina Director

		VIRGIS W. COLBERT	/s/ Virgis W. Colbert Virgis W. Colbert Director

JUDITH A. WITTERSCHEIN	/s/ Judith A. Witterschein Judith A. Witterschein Secretary	ALBERTO CRIBIORE	/s/ Alberto Cribiore Alberto Cribiore Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of February 2008.		JOHN D. FINNEGAN	/s/ John D. Finnegan John D. Finnegan Director

JOHN A. THAIN	/s/ John A. Thain John A. Thain Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	JUDITH MAYHEW JONAS	/s/ Judith Mayhew Jonas Judith Mayhew Jonas Director

		AULANA L. PETERS	/s/ Aulana L. Peters Aulana L. Peters Director

NELSON CHAI	/s/ Nelson Chai Nelson Chai Executive Vice President and Chief Financial Officer (Principal Financial Officer)	JOSEPH W. PRUEHER	/s/ Joseph W. Prueher Joseph W. Prueher Director

		ANN N. REESE	/s/ Ann N. Reese Ann N. Reese Director

CHRISTOPHER B. HAYWARD	/s/ Christopher B. Hayward Christopher B. Hayward Vice President and Finance Director (Principal Accounting Officer)	CHARLES O. ROSSOTTI	/s/ Charles O. Rossotti Charles O. Rossotti Director

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

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of Merrill Lynch, effective as of May 3, 2001 (Exhibit 3.1 to 8-K dated November 14, 2005).
3.2	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (the “Series 1 Preferred Stock”) (Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).
3.3	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00, effective as of March 9, 2005 (the “Series 2 Preferred Stock”) (Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).
3.4	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (the “Series 3 Preferred Stock”) (Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).
3.5	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (the “Series 4 Preferred Stock”) (Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).
3.6	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 5, par value $1.00 per share, effective as of March 16, 2007 (the “Series 5 Preferred Stock”) (Exhibit 3.6 and 4.5 to 8-K dated March 21, 2007).
3.7	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6, par value $1.00 per share, effective as of September 21, 2007 (the “Series 6 Preferred Stock”) (Exhibit 3.7 and 4.6 to Form 8-K dated September 24, 2007).
3.8	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7, par value $1.00 per share, effective as of September 21, 2007 (the “Series 7 Preferred Stock”) (Exhibit 3.8 and 4.7 to 8-K dated September 24, 2007).
3.9	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of January 15, 2008 (the “Series 1 Mandatory Convertible Preferred Stock”) (Exhibit 3.9 and 4.8 to 8-K dated January 16, 2008).
3.10	Restated By-Laws of ML & Co., effective as of October 30, 2007 (Exhibit 3.1 to 8-K dated October 30, 2007).

Instruments Defining the Rights of Security Holders, Including Indentures
ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.
4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Bank of New York,[1] as Trustee (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 5, 1990 (filed as Exhibit 4(i) to 10-K for fiscal year ended December 29, 1999 (“1999 10-K”)).
4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and The Bank of New York (filed as Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and The Bank of New York (filed as Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and The Bank of New York (filed as Exhibit 4(b)(ix) to S-3 (file no. 333-109802))
4.5*	Nineteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 17, 2007 between ML & Co., and The Bank of New York

1 As used in this section of this Report, “The Bank of New York” means The Bank of New York, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.6	Senior Indenture, dated as of October 1, 1993 between ML & Co. and The Bank of New York (“1993 Senior Indenture”) (filed as Exhibit(4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).
4.7	First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Bank of New York (filed as Exhibit 4(a) to 8-K dated July 2, 1998).
4.8	Form of Subordinated Indenture, dated as of December 17, 1996, between ML & Co. and The Bank of New York, as trustee (“1996 Subordinated Indenture”) (filed as Exhibit 4.7 to S-3 (file no. 333-16603).
4.9	Supplemental Indenture to the 1996 Subordinated Indenture, dated as of May 16, 2006, between ML & Co. and The Bank of New York, as trustee (filed as Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated May 16, 2006)
4.10	Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York, as trustee (“2006 Junior Subordinated Indenture”) (filed as Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.11	First Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York, as trustee (filed as Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.12	Second Supplemental Junior Subordinated Indenture to the 2006 Junior Subordinated Indenture, dated as of May 2, 2007, between ML & Co. and the Bank of New York, as Trustee (filed as Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated May 2, 2007).
4.13	Third Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of August 22, 2007, between ML & Co. and the Bank of New York, as Trustee (filed as Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated August 22, 2007).
4.14	Indenture, dated as of May 23, 2001, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield OptionTM Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.4 to 10-Q for the quarter ended September 24, 2004 (“Third Quarter 2004 10-Q”).
4.15	First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield OptionTM Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4.5 to Third Quarter 2004 10-Q).
4.16	Second Supplemental Indenture, dated as of November 9, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield OptionTM Notes due 2031 (Zero Coupon — Senior) (filed as Exhibit 4 to 8-K dated November 10, 2004).
4.17	Indenture, dated as of March 13, 2002, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield OptionTM Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.6 to Third Quarter 2004 10-Q).
4.18	First Supplemental Indenture, dated as of November 1, 2004, between ML & Co. and The Bank of New York relating to ML & Co.’s Liquid Yield Option TM Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4.7 to Third Quarter 2004 10-Q).
4.19	Indenture, dated as of December 14, 2004, between ML & Co. and The Bank of New York, relating to ML & Co.’s Exchange Liquid Yield OptionTM Notes due 2032 (Zero Coupon — Floating Rate — Senior) (filed as Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).
4.20	Deposit Agreement, dated as of November 1, 2004, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of the depositary shares representing the Series 1 Preferred Stock (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated October 26, 2004).
4.21	Deposit Agreement, dated as of March 14, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of depositary shares representing the Series 2 Preferred Stock (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated March 11, 2005).
4.22	Deposit Agreement, dated as of November 17, 2005, between ML & Co., JPMorgan Chase Bank, N.A., as Depositary, and the holders from time to time of depositary shares representing each of the Series 3 Preferred Stock, Series 4 Preferred Stock and Series 5 Preferred Stock (Form of Deposit Agreement filed as Exhibit 2 to Form 8-A dated November 14, 2005).
4.23	Form of Amended and Restated Rights Agreement dated as of December 2, 1997, between ML & Co. and Wells Fargo Bank, N.A. (successor to Mellon Investor Services, L.L.C.) (filed as Exhibit 4 to 8-K dated December 2, 1997).

Material Contracts
10.1†	Written description of retirement programs for non-employee directors (pages 29 and 30 of ML & Co.’s Proxy Statement for the 2005 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 15, 2005 (“2005 Proxy Statement”)).
10.2†*	Form of Release of Rights under Severance Agreements between ML & Co. and certain of its executive officers.
10.3	Form of Indemnification Agreement entered into with all current directors of ML & Co. and to be entered into with all future directors of ML & Co. (Exhibit 10(viii) to 1998 10-K).
10.4†	Written description of ML & Co.’s incentive compensation programs (pages 34 to 42 of ML & Co.’s Proxy Statement for the 2007 Annual Meeting of Shareholders contained in ML & Co.’s Schedule 14A filed on March 16, 2007 (“2007 Proxy Statement”)).

10.5†	Written description of ML & Co.’s compensation policy for directors and executive officers (pages 33 to 60 of 2007 Proxy Statement).
10.6	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1994 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 33-51825)).
10.7	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1997 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-15035)).
10.8	Form of Amended and Restated Agreement of Limited Partnership of Merrill Lynch KECALP L.P. 1999 (Exhibit(a)(ii) to Registration Statement on Form N-2 (file No. 333-59143)).
10.9†	ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10(xxiii) to 10-K for fiscal year ended December 27, 1996 (“1996 10-K”)).
10.10†	Amendment dated February 12, 1998 to the ML & Co. Deferred Restricted Unit Plan for Executive Officers (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 1997 (“1997 10-K”)).
10.11†	ML & Co. Fee Deferral Plan for Non-Employee Directors, as amended through April 15, 1997 (Exhibit 10 to 10-Q for the quarter ended March 28, 1997).
10.12†	Form of Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, as amended through November 10, 1994 (Exhibit 10(ii) to 1999 10-K).
10.13†	ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xix) to 1999 10-K).
10.14†	ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 29, 1995).
10.15†	ML & Co. 1997 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxvii) to 1996 10-K).
10.16†	ML & Co. 1998 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended September 26, 1997).
10.17†	ML & Co. 1999 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 25, 1998).
10.18†	ML & Co. 2000 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiv) to 1999 10-K).
10.19†	ML & Co. 2001 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxiii) to 10-K for the fiscal year ended December 28, 2001 (“2001 10-K”).
10.20†	ML & Co. 2002 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(xxv) to 2001 10-K).
10.21†	ML & Co. 2003 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10.26 to 10-K for the fiscal year ended December 27, 2002 (“2002 10-K”)).
10.22†	ML & Co. 2004 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 10-Q for the quarter ended September 26, 2003).
10.23†	ML & Co. 2005 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to 8-K dated October 8, 2004).
10.24†	ML & Co. 1997 KECALP Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10(i) to 10-Q for the quarter ended June 27, 1997).
10.25†	Amendment dated September 18, 1996 to Deferred Compensation Plans (amending the Amended and Restated 1994 Deferred Compensation Agreement for a Select Group of Eligible Employees, the ML & Co. 1995 Deferred Compensation Plan for a Select Group of Eligible Employees and the ML & Co. 1996 Deferred Compensation Plan for a Select Group of Eligible Employees) (Exhibit 10(xxxii) to 1996 10-K).
10.26†	Amendment dated February 12, 1998 to the ML & Co. Deferred Compensation Plans for a Select Group of Eligible Employees for the years 1994, 1995, 1996 and 1997 (Exhibit 10.31 to 1997 10-K).
10.27†*	Merrill Lynch Financial Advisor Capital Accumulation Award Plan as amended through October 22, 2007.
10.28†	ML & Co. Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (Exhibit 10.32 to 10-K for the fiscal year ended December 26, 2003).
10.29†*	ML & Co. Long-Term Incentive Compensation Plan for Managers and Producers, as amended through October 22, 2007.
10.30†*	ML & Co. Long-Term Incentive Compensation Plan for executive officers, as amended through October 22, 2007.
10.31†	Form of Executive Annuity Agreement by and between ML & Co. and certain of its high level senior executive officers (Exhibit 10(xxxii) to 2001 10-K).
10.32†*	ML & Co. Employee Stock Compensation Plan as amended through October 22, 2007.
10.33†	Form of grant document for executive officers under the ML & Co. Long-Term Incentive Compensation Plan (Exhibit 10.1 to 10-Q for the quarter ended September 24, 2004).
10.34†	Form of Restricted Covenant Agreement between ML & Co. and its executive officers (Exhibit 10 to 8-K dated September 17, 2004).
10.35†	ML & Co. Deferred Stock Unit Plan For Non-Employee Directors (Exhibit A to 2005 Proxy Statement).

10.36†	ML & Co. 2006 Deferred Compensation Plan for a Select Group of Eligible Employees (Exhibit 10 to Registration Statement on Form S-8 (file No. 333-125109)).
10.37†	Form of grant document under Managing Partner Incentive Program (Exhibit 10 to 8-K dated January 23, 2006).
10.38†	Form of Agreement, dated October 30, 2007 with E. Stanley O’Neal (Exhibit 10.1 to 8-K dated October 30, 2007).
10.39†	Form of Agreement dated November 14, 2007 with John A. Thain (Exhibit 10.1 to 8-K dated November 16, 2007).
10.40†	Form of Grant Document for Replacement Restricted Stock Units and Nonqualified Stock Options (Exhibit 10.1 to 8-K dated December 4, 2007).
10.41†	Form of Grant Document for Sign-on Restricted Stock Units and Nonqualified Stock Options (Exhibit 10.1 to 8-K dated December 4, 2007).
10.42†	Form of Retention Grant (Exhibit 10.1 to 8-K dated January 30, 2008)
11	Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is omitted in accordance with Section(b)(11) of Item 601 of Regulation S-K).
12*	Statement re: computation of ratios.
14.1	ML & Co. Guidelines for Business Conduct: Merrill Lynch’s Code of Ethics for Directors, Officers and Employees (Exhibit 14.1 to 10-K for the fiscal year ended December 30, 2005 (“2005 10-K”)).
14.2	ML & Co. Code of Ethics for Financial Professionals (Exhibit 99.1 to 10-Q for the quarter ended September 26, 2003).
21*	Subsidiaries of ML & Co.
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.2*	Consent of Independent Registered Public Accounting Firm of BlackRock, Inc., Deloitte & Touche LLP.
24*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Additional Exhibits
99.1*	Reconciliation of Non-GAAP Measures
99.2*	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with respect to information set forth in the “Selected Financial Data” table set forth in this Report.
99.3	Charter of the Audit Committee of the ML & Co. Board of Directors (Exhibit 99.3 to 2005 10-K).
99.4	Charter of the Finance Committee of the ML & Co. Board of Directors (Exhibit 99.4 to 2005 10-K).
99.5	Charter of the Management Development and Compensation Committee of the ML & Co. Board of Directors (Exhibit 99.5 to 2005 10-K).
99.6	Charter of the Nominating and Corporate Governance Committee of the ML & Co. Board of Directors (Exhibit 99.6 to 2005 10-K).
99.7	Charter of the Public Policy and Responsibility Committee of the ML & Co. Board of Directors (Exhibit 99.1 to 10-Q for the quarter ended June 27, 2003).
99.8*	Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only)
99.9	Audited consolidated financial statements of BlackRock, Inc. (“BlackRock”) for the year ended December 31, 2006 are incorporated herein by reference to pages F-5 through F-67 of BlackRock’s 2006 Annual Report on Form 10-K (Commission File Number 001-33099). We plan to file a current report on Form 8-K to incorporate by reference BlackRock’s audited consolidated financial statements for the year ended December 31, 2007 once BlackRock’s 2007 Annual Report on Form 10-K is publicly available.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-4