Form 10-Q
period 2008-03-28
MERRILL LYNCH & CO INC
filed 2008-05-06
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008
OR

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

X     YES          NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES      X    NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

982,799,330 shares of Common Stock and 2,532,482 Exchangeable Shares as of the close of business on April 28, 2008. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss)/Earnings (Unaudited)

	For the Three Months Ended
	Mar. 28,	Mar. 30,
(in millions, except per share amounts)	2008	2007

Revenues
Principal transactions	$(2,418)	$2,734
Commissions	1,889	1,713
Managed accounts and other fee-based revenues	1,455	1,284
Investment banking	917	1,510
Earnings from equity method investments	431	310
Other	(1,449)	840

	825	8,391
Interest and dividend revenues	11,861	12,721
Less interest expense	9,752	11,509

Net interest profit	2,109	1,212

Revenues, net of interest expense	2,934	9,603

Non-interest expenses
Compensation and benefits	4,196	4,854
Communications and technology	555	479
Brokerage, clearing, and exchange fees	387	310
Occupancy and related depreciation	309	265
Professional fees	242	226
Advertising and market development	176	155
Office supplies and postage	57	59
Other	313	354

Total non-interest expenses	6,235	6,702

Pre-tax (loss)/earnings from continuing operations	(3,301)	2,901
Income tax (benefit)/expense	(1,332)	871

Net (loss)/earnings from continuing operations	(1,969)	2,030

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(25)	194
Income tax (benefit)/expense	(32)	66

Net earnings from discontinued operations	7	128

Net (loss)/earnings	(1,962)	2,158
Preferred stock dividends	174	52

Net (loss)/earnings applicable to common stockholders	$(2,136)	$2,106

Basic (loss)/earnings per common share from continuing operations	$(2.20)	$2.35
Basic earnings per common share from discontinued operations	0.01	0.15

Basic (loss)/earnings per common share	$(2.19)	$2.50

Diluted (loss)/earnings per common share from continuing operations	$(2.20)	2.12
Diluted earnings per common share from discontinued operations	0.01	0.14

Diluted (loss)/earnings per common share	$(2.19)	$2.26

Dividend paid per common share	$0.35	$0.35

Average shares used in computing earnings per common share
Basic	974.1	841.3
Diluted	974.1	930.2

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 28,	Dec. 28,
(dollars in millions, except per share amounts)	2008	2007

ASSETS

Cash and cash equivalents	$61,712	$41,346

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	26,989	22,999

Securities financing transactions
Receivables under resale agreements (includes $96,427 in 2008 and $100,214 in 2007 measured at fair value in accordance with SFAS No. 159)	212,319	221,617
Receivables under securities borrowed transactions	135,338	133,140

	347,657	354,757

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $33,053 in 2008 and $45,177 in 2007)
Derivative contracts	89,453	72,689
Equities and convertible debentures	48,948	60,681
Corporate debt and preferred stock	35,524	37,849
Mortgages, mortgage-backed, and asset-backed	34,454	28,013
Non-U.S. governments and agencies	10,921	15,082
U.S. Government and agencies	7,332	11,219
Municipals, money markets and physical commodities	5,451	9,136

	232,083	234,669

Investment securities (includes $4,746 in 2008 and $4,685 in 2007 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $2 in 2008 and $16,124 in 2007)	79,603	82,532

Securities received as collateral, at fair value	49,767	45,245

Other receivables
Customers (net of allowance for doubtful accounts of $105 in 2008 and $24 in 2007)	84,865	70,719
Brokers and dealers	25,610	22,643
Interest and other	37,146	33,487

	147,621	126,849

Loans, notes, and mortgages (net of allowances for loan losses of $622 in 2008 and $533 in 2007) (includes $1,220 in 2008 and $1,149 in 2007 measured at fair value in accordance with SFAS No. 159)	79,258	94,992

Equipment and facilities (net of accumulated depreciation and amortization of $5,650 in 2008 and $5,518 in 2007)	3,173	3,127

Goodwill and other intangible assets	5,064	5,091

Other assets	9,127	8,443

Total Assets	$1,042,054	$1,020,050

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Mar. 28,	Dec. 28,
(dollars in millions, except per share amount)	2008	2007

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $86,641 in 2008 and $89,733 in 2007 measured at fair value in accordance with SFAS No. 159)	$232,497	$235,725
Payables under securities loaned transactions	55,894	55,906

	288,391	291,631

Short-term borrowings (includes $663 in 2008 measured at fair value in accordance with SFAS No. 159)	21,633	24,914

Deposits	104,819	103,987

Trading liabilities, at fair value
Derivative contracts	76,420	73,294
Equities and convertible debentures	26,843	29,652
Non-U.S. governments and agencies	9,112	9,407
U.S. Government and agencies	6,814	6,135
Corporate debt and preferred stock	3,876	4,549
Municipals, money markets and other	555	551

	123,620	123,588

Obligation to return securities received as collateral, at fair value	49,767	45,245

Other payables
Customers	79,556	63,582
Brokers and dealers	28,029	24,499
Interest and other	45,061	44,545

	152,646	132,626

Long-term borrowings (includes $70,449 in 2008 and $76,334 in 2007 measured at fair value in accordance with SFAS No. 159)	259,453	260,973

Junior subordinated notes (related to trust preferred securities)	5,183	5,154

Total Liabilities	1,005,512	988,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued:
2008 and 2007 — 155,000 shares; liquidation preference of $1,000 per share; issued:
2008 and 2007 — 115,000 shares; liquidation preference of $100,000 per share; issued:
2008 — 66,000 shares)	10,993	4,383
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued:
2008 — 1,413,196,748 shares; 2007 — 1,354,309,819 shares)	1,883	1,805
Paid-in capital	30,726	27,163
Accumulated other comprehensive loss (net of tax)	(4,021)	(1,791)
Retained earnings	21,230	23,737

	49,857	50,953
Less: Treasury stock, at cost (2008 — 431,074,816 shares; 2007 — 418,270,289 shares)	24,308	23,404

Total Common Stockholders’ Equity	25,549	27,549

Total Stockholders’ Equity	36,542	31,932

Total Liabilities and Stockholders’ Equity	$1,042,054	$1,020,050

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
		Mar. 30,
		2007
	Mar. 28,	As Restated
(dollars in millions)	2008	See Note 16

Cash flows from operating activities:
Net (loss)/earnings	$(1,962)	$2,158
Adjustments to reconcile net (loss)/earnings to cash provided by (used for) operating activities
Depreciation and amortization	217	153
Share-based compensation expense	799	448
Deferred taxes	608	372
Earnings from equity method investments	(226)	(250)
Other	1,429	(185)
Changes in operating assets and liabilities:
Trading assets	2,586	(4,439)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,834)	(318)
Receivables under resale agreements	9,298	(57,715)
Receivables under securities borrowed transactions	(2,198)	(55,746)
Customer receivables	(14,145)	(1,779)
Brokers and dealers receivables	(2,966)	(4,343)
Proceeds from loans, notes, and mortgages held for sale	6,923	16,518
Other changes in loans, notes, and mortgages held for sale	(2,127)	(26,049)
Trading liabilities	1,285	11,342
Payables under repurchase agreements	(3,228)	66,000
Payables under securities loaned transactions	(12)	8,914
Customer payables	15,974	6,807
Brokers and dealers payables	3,530	11,617
Trading investment securities	(1,933)	7,219
Other, net	3,572	(6,842)

Cash provided by (used for) operating activities	14,590	(26,118)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	2,012	4,453
Sales of available-for-sale securities	11,633	8,665
Purchases of available-for-sale securities	(13,773)	(14,786)
Proceeds from the sale of discontinued operations	12,581	-
Equipment and facilities, net	(280)	(213)
Loans, notes, and mortgages held for investment	(1,977)	8,890
Other investments	(528)	(1,538)
Acquisitions, net of cash	-	(1,232)

Cash provided by investing activities	9,668	4,239

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(3,945)	2,061
Issuance and resale of long-term borrowings	23,754	39,485
Settlement and repurchases of long-term borrowings	(33,010)	(15,891)
Deposits	832	772
Derivative financing transactions	750	(61)
Issuance of common stock	2,486	531
Issuance of preferred stock, net	6,610	1,511
Common stock repurchases	-	(2,000)
Other common stock transactions	(866)	108
Excess tax benefits related to share-based compensation	35	619
Dividends	(538)	(368)

Cash (used for) provided by financing activities	(3,892)	26,767

Increase in cash and cash equivalents	20,366	4,888
Cash and cash equivalents, beginning of period	41,346	32,109

Cash and cash equivalents, end of period	$61,712	$36,997

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$372	$126
Interest	10,371	11,463

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	For the Three Months Ended
	Mar. 28,	Mar. 30,
(dollars in millions)	2008	2007

Net (loss)/earnings	$(1,962)	$2,158
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(8)	(36)
Net unrealized (loss)/gain on investment securities available-for-sale	(2,276)	58
Net deferred gain/(loss) on cash flow hedges	49	(4)
Defined benefit pension and postretirement plans	5	4

Total other comprehensive (loss)/income, net of tax	(2,230)	22

Comprehensive (loss)/income	$(4,192)	$2,180

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2008

Note 1.	Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year-ended December 28, 2007 (“2007 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch” or the “Company”). The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three-month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the 2007 Annual Report. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Merrill Lynch offers a broad array of products and services to its diverse client base of individuals, small to mid-size businesses, employee benefit plans, corporations, financial institutions, and governments around the world. These products and services are offered from a number of locations globally. In some cases, the same or similar products and services may be offered to both individual and institutional clients, utilizing the same infrastructure. In other cases, a single infrastructure may be used to support multiple products and services offered to clients. When Merrill Lynch analyzes its profitability, it does not focus on the profitability of a single product or service. Instead, Merrill Lynch views the profitability of businesses offering an array of products and services to various types of clients. The profitability of the products and services offered to individuals, small to mid-size businesses, and employee benefit plans is analyzed separately from the profitability of products and services offered to corporations, financial institutions, and governments, regardless of whether there is commonality in products and services infrastructure. As such, Merrill Lynch does not separately disclose the costs associated with the products and services sold or general and administrative costs either in total or by product.

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

Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, Merrill Lynch had agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. The sale of MLIG was completed in the fourth quarter of 2007 and resulted in an after-tax gain of approximately $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented. Merrill Lynch previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 15 for additional information.

On December 24, 2007 Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for all periods presented. Merrill Lynch previously reported results of Merrill Lynch Capital in the Global Markets and Investment Banking (“GMI”) business segment. Refer to Note 15 for additional information.

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

VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with SFAS No. 94, Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by FIN 46R. Merrill Lynch relies on a qualitative and/or quantitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets that relinquish control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

Earnings from equity method investments include Merrill Lynch’s pro rata share of income and losses associated with investments accounted for under the equity method.

Other revenues include gains/(losses) on investment securities, including certain available-for-sale securities, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of QSPEs;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Counterparty Credit Risk

In determining fair value Merrill Lynch considers both the credit risk of its counterparties, as well as its own creditworthiness. Credit risk to third parties is generally mitigated by entering into netting and collateral arrangements. Net exposure is then measured with consideration of a counterparty’s creditworthiness and is incorporated into the fair value of the respective instruments. The calculation of the credit adjustment for derivatives is generally based upon observable market credit spreads.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Merrill Lynch assesses its ability to realize deferred tax assets primarily based on the earnings history and other factors of the legal entities through which the deferred tax assets will be realized as discussed in SFAS No. 109. See Note 13 for further discussion of income taxes.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination based on the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

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

Resale and repurchase agreements are accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election in SFAS No. 159. Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency. Changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 3. Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments or to credit risk because the resale and repurchase agreements are fully collateralized.

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

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Condensed Consolidated Balance Sheets carried at fair value, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Condensed Consolidated Balance Sheets result from non-cash transactions.

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g. securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section for additional information on the accounting policy for derivatives. Trading assets and trading liabilities also include commodities inventory.

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

Merrill Lynch enters into derivatives to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. Derivatives entered into for these purposes are recognized at fair value on the Condensed Consolidated Balance Sheets as trading assets and liabilities, and changes in fair value are reported in current period earnings as principal transactions revenues.

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

Netting of Derivative Contracts

Merrill Lynch recognizes its derivative contracts net of legally enforceable netting agreements and cash collateral in the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN No. 39”). Derivative assets and liabilities are presented net of cash collateral of approximately $25.1 billion and $48.5 billion, respectively, at March 28, 2008 and $13.5 billion and $39.7 billion, respectively, at December 28, 2007.

Derivatives that Contain a Significant Financing Element

In the ordinary course of trading activities, Merrill Lynch enters into certain transactions that are documented as derivatives where a significant cash investment is made by one party. These transactions can be in the form of simple interest rate swaps where the fixed leg is prepaid or may be in the form of equity-linked or credit-linked transactions where the initial investment equals the notional amount of the derivative. Certain derivative instruments that contain a significant financing element at inception and where Merrill Lynch is deemed to be the borrower are included in financing activities in the Condensed Consolidated Statements of Cash Flows. The cash flows from all other derivative transactions that do not contain a significant financing element at inception are included in operating activities.

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 5 for further information.

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

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications, and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading and margin lending (see Trading Assets and Liabilities section). Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale.

Loans held for investment are carried at amortized cost, less an allowance for loan losses. The provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable incurred loan losses and is included in interest revenue in the Condensed Consolidated Statements of (Loss)/Earnings. Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages, quoted market prices for securities, or other types of estimates for other assets.

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

Loans held for sale are carried at lower of cost or fair value, and loans for which the fair value option has been elected are carried at fair value; estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting primarily of senior debt, is primarily estimated using discounted cash flows or the market value of publicly issued debt instruments. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using an “as-if” securitized price based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option are included in other revenues in the Condensed Consolidated Statements of (Loss)/Earnings.

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with financing arrangements are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes highly probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If the loan is accounted for under the fair value option, the fees are included in the determination of the fair value and included in other revenue.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. Under the guidance in FSP FAS 140-3, there is a presumption that the initial transfer of a financial asset and subsequent repurchase financing involving the same asset are considered part of the same arrangement (i.e. a linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing will be evaluated as two separate transactions under SFAS No. 140. FSP FAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. Merrill Lynch is currently evaluating the impact of FSP FAS 140-3 on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for Merrill Lynch beginning in 2009; earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. Merrill Lynch is currently evaluating the impact of SFAS No. 160 on the Condensed Consolidated Financial Statements.

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

SFAS No. 141R is required to be adopted on a prospective basis concurrently with SFAS No. 160 and is effective for business combinations with an acquisition date in fiscal 2009. Early adoption is prohibited. Merrill Lynch is currently evaluating the impact of SFAS No. 141R on the Condensed Consolidated Financial Statements.

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

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39 and permits companies to offset cash collateral receivables or payables with net derivative positions. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Merrill Lynch adopted FSP FIN 39-1 in the first quarter of 2008. FSP FIN 39-1 did not have a material effect on the Condensed Consolidated Financial Statements as it clarified the acceptability of existing market practice, which Merrill Lynch applied, for netting of cash collateral against net derivative assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157 (described below). Merrill Lynch early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that Merrill Lynch should decrease its economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the 2007 Annual Report for additional information.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. Merrill Lynch early adopted SFAS No. 157 in the first quarter of 2007. The cumulative-effect adjustment to beginning retained earnings was an increase of approximately $53 million, net of tax, primarily representing the difference between the carrying amounts and fair value of derivative contracts valued using the guidance in EITF 02-3. The impact of adopting SFAS No. 157 was not material to the Condensed Consolidated Statement of (Loss)/Earnings. Refer to Note 3 to the 2007 Annual Report for additional information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss, net of tax. In accordance with the guidance in SFAS No. 158, Merrill Lynch adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. Merrill Lynch has historically used a September 30 measurement date. Effective for fiscal year 2008, Merrill Lynch changed its measurement date to coincide with its fiscal year end. The impact of adopting the measurement date provision of SFAS No. 158 was not material to the Condensed Consolidated Financial Statements.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Merrill Lynch adopted FIN 48 in the first quarter of 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million. See Note 14 to the 2007 Annual Report for further information.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. Prior to adoption of SFAS No. 156 Merrill Lynch accounted for servicing assets and servicing liabilities at the lower of amortized cost or market. Merrill Lynch adopted SFAS No. 156 on December 30, 2006. Merrill Lynch has not elected to subsequently fair value those mortgage servicing rights (“MSR”) held as of the date of adoption or those MSRs acquired or retained after December 30, 2006. The adoption of SFAS No. 156 did not have a material impact on the Condensed Consolidated Financial Statements.

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

Merrill Lynch also records revenues and expenses within a “Corporate” category. Corporate results primarily include the impact of junior subordinated notes (related to trust preferred securities), gains and losses related to ineffective interest rate hedges on certain qualifying debt, and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. Net revenues and pre-tax earnings recorded within Corporate for the first quarter of 2008 were $25 million and $26 million, respectively, as compared with negative net revenues and pre-tax losses of $90 million in the prior year period.

The following segment results represent the information that is relied upon by management in its decision-making processes. Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to Merrill Lynch’s consolidated net revenues and pre-tax earnings or loss from continuing operations.

(dollars in millions)

	GMI	GWM	Corporate	Total

Three Months Ended March 28, 2008
Non-interest revenues	$(1,693)	$2,960	$(442)	$825
Net interest profit(1)	1,003	639	467	2,109

Revenues, net of interest expense	(690)	3,599	25	2,934
Non-interest expenses	3,357	2,879	(1)	6,235

Pre-tax (loss)/earnings from continuing operations(2)	$(4,047)	$720	$26	$(3,301)

Quarter-end total assets	$945,045	$96,583	$426	$1,042,054

Three Months Ended March 30, 2007
Non-interest revenues	$5,656	$2,738	$(3)	$8,391
Net interest profit(1)	703	596	(87)	1,212

Revenues, net of interest expense	6,359	3,334	(90)	9,603
Non-interest expenses	4,152	2,550	-	6,702

Pre-tax earnings/(loss) from continuing operations(2)	$2,207	$784	$(90)	$2,901

Quarter-end total assets(3)	$890,288	$91,099	$427	$981,814

(1)	Management views interest income net of interest expense in evaluating results.
(2)	See Note 15 for further information on discontinued operations.
(3)	Amounts have been restated to reflect goodwill balances in the respective business segments. Such amounts were previously included in Corporate.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity;
•	Pre-tax earnings or loss from continuing operations include the allocation of certain shared expenses among regions; and
•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax loss or earnings from continuing operations:

(dollars in millions)

	For the Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,006	$2,102
Pacific Rim	839	1,188
Latin America	459	386
Canada	72	184

Total Non-U.S.	2,376	3,860
United States(1)(2)	558	5,743

Total revenues, net of interest expense	$2,934	$9,603

Pre-tax (loss)/earnings from continuing operations
Europe, Middle East, and Africa	$(340)	$774
Pacific Rim	202	519
Latin America	159	193
Canada	13	124

Total Non-U.S.	34	1,610
United States(1)(2)	(3,335)	1,291

Total pre-tax (loss)/earnings from continuing operations(3)	$(3,301)	$2,901

(1)	Corporate net revenues and adjustments are reflected in the U.S. region.
(2)	The U.S. results for the three months ended March 28, 2008 include write-downs of $6.4 billion related to U.S. ABS CDOs, U.S. sub-prime and Alt-A residential mortgage positions, leveraged finance commitments, and credit valuation adjustments related to hedges with financial guarantors. These losses were partially offset by gains of $2.1 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.
(3)	See Note 15 for further information on discontinued operations.

Note 3.  Fair Value

Fair Value Measurements

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

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities and derivatives).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities and derivatives), and long-dated or complex derivatives (including certain equity and currency derivatives and long-dated options on gas and power).

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the first quarter of 2008, certain assets were reclassified from Level 2 to Level 3. This reclassification primarily relates to commercial real estate mortgage loans (refer to the non-recurring fair value section).

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 28, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of March 28, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,994	$6,701	$80	$-	$8,775
Receivables under resale agreements(2)	-	96,427	-	-	96,427
Trading assets, excluding derivative contracts	53,722	70,683	18,225	-	142,630
Derivative contracts	4,761	778,140	46,418	(739,866)	89,453
Investment securities	2,125	50,420	4,932	-	57,477
Securities received as collateral	48,678	1,089	-	-	49,767
Loans, notes and mortgages	-	2,717	205	-	2,922
Other assets(3)	12	2,400	-	(46)	2,366
Liabilities:
Payables under repurchase agreements(2)	$-	$86,641	$-	$-	$86,641
Short-term borrowings	-	663	-	-	663
Trading liabilities, excluding derivative contracts	41,839	5,361	-	-	47,200
Derivative contracts	7,418	774,732	49,421	(755,151)	76,420
Obligation to return securities received as collateral	48,678	1,089	-	-	49,767
Long-term borrowings(4)	-	64,353	8,118	-	72,471
Other payables — interest and other(3)	55	652	-	(124)	583

(1)	Represents counterparty and cash collateral netting.
(2)	Resale and repurchase agreements are shown gross of counterparty netting.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 28, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,478	$5,595	$84	$-	$7,157
Receivables under resale agreements(2)	-	100,214	-	-	100,214
Trading assets, excluding derivative contracts	71,038	81,169	9,773	-	161,980
Derivative contracts	4,916	522,014	26,038	(480,279)	72,689
Investment securities	2,240	53,403	5,491	-	61,134
Securities received as collateral	42,451	2,794	-	-	45,245
Loans, notes and mortgages	-	1,145	63	-	1,208
Other assets(3)	7	1,739	-	(24)	1,722
Liabilities:
Payables under repurchase agreements(2)	$-	$89,733	$-	$-	$89,733
Trading liabilities, excluding derivative contracts	43,609	6,685	-	-	50,294
Derivative contracts	5,562	526,780	35,107	(494,155)	73,294
Obligation to return securities received as collateral	42,451	2,794	-	-	45,245
Long-term borrowings(4)	-	75,984	4,765	-	80,749
Other payables — interest and other(3)	2	287	-	(13)	276

(1)	Represents counterparty and cash collateral netting.
(2)	Resale and repurchase agreements are shown gross of counterparty netting.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 Assets and Liabilities as of March 28, 2008

Level 3 trading assets primarily include U.S. ABS CDOs of $9.3 billion, of which $9.0 billion was sub-prime related, corporate bonds and loans of $4.6 billion and auction rate securities of $1.6 billion.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs of $20.6 billion, of which $16.7 billion is sub-prime related, $18.0 billion of credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation, and $7.6 billion of equity, currency and commodity derivative contracts that are long-dated and/or have unobservable correlation.

Level 3 investment securities primarily relate to certain private equity and principal investment positions of $4.3 billion, and U.S. ABS CDOs of approximately $525 million that are accounted for as trading securities under SFAS No. 115.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs of $25.0 billion, of which $23.9 billion relates to sub-prime, $16.9 billion of credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation, and $7.5 billion of equity and currency derivative contracts that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to structured notes with embedded equity and commodity derivatives of $5.7 billion that are long-dated and/or have unobservable correlation and $1.7 billion related to certain non-recourse long-term borrowings issued by consolidated special purpose entities (“SPEs”).

Level 3 Assets and Liabilities as of December 28, 2007

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended March 28, 2008 and March 30, 2007, respectively.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 28, 2008
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$1	$(6)	$80
Trading assets	9,773	(423)	-	44	(379)	8,265	566	18,225
Investment securities	5,491	(405)	(57)	-	(462)	151	(248)	4,932
Loans, notes and mortgages	63	-	2	-	2	131	9	205
Liabilities:
Derivative contracts, net	$9,069	$65	$-	$5	$70	$(7,994)	$1,998	$3,003
Long-term borrowings	4,765	(448)	-	-	(448)	1,065	1,840	8,118

Net losses in principal transactions were due primarily to $3.2 billion of write-downs related to U.S. ABS CDOs that are classified as Level 3, offset by $1.0 billion in gains on credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation.

The increase in Level 3 trading assets due to purchases, issuances and settlements is primarily attributable to the recording of assets, for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. In the first quarter of 2008, Merrill Lynch recorded certain of these positions as trading assets as a result of consolidating certain SPEs that held the underlying assets on which the total return swaps were referenced. As a result of the consolidation of the SPEs the total return swaps were eliminated in consolidation. The decrease in Level 3 derivative contracts due to purchases, issuances and settlements is attributable to the decrease in derivative liabilities as discussed above as well as payments made to reduce ABS CDO derivative liabilities.

The net transfers on Level 3 derivative contracts include the impact of the counterparty credit valuation adjustments to ABS CDO positions. The net transfers on Level 3 long-term borrowings were primarily due to decreased observability of inputs on certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 30, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$3,527	$29	$-	$18	$47	$380	$(124)	$3,830
Derivative contracts, net	(2,030)	146	-	5	151	576	(54)	(1,357)
Investment securities	5,117	(135)	301	-	166	639	-	5,922
Loans, notes and mortgages	7	-	(4)	-	(4)	(1)	4	6

The following tables provide the portion of gains or losses included in income for the three months ended March 28, 2008 and March 30, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at March 28, 2008 and March 30, 2007, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets
	and Liabilities Still Held at March 28, 2008
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited	$-	$-	$1	$1
with clearing organizations
Trading assets	(424)	-	44	(380)
Investment securities	(405)	(57)	-	(462)
Loans, notes, and mortgages	-	6	-	6
Liabilities:
Derivative contracts, net	$94	$-	$5	$99
Long-term borrowings	(448)	-	-	(448)

Total net unrealized losses were primarily due to $3.2 billion of write-downs related to U.S. ABS CDOs that are classified as Level 3, offset by $1.0 billion in gains on credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets
	and Liabilities Still Held at March 30, 2007
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets	$(6)	$-	$17	$11
Derivative contracts, net	76	(5)	(5)	66
Investment securities	(137)	213	-	76
Loans, notes, and mortgages	-	2	-	2

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower-of-cost-or-market and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 28, 2008 and December 28, 2007, respectively.

(dollars in millions)
					Gains / (Losses)	Gains / (Losses)
					Three Months	Three Months
	Non-Recurring Basis as of March 28, 2008				Ended	Ended
	Level 1	Level 2	Level 3	Total	March 28, 2008	March 30, 2007

Assets:
Loans, notes, and mortgages	$-	$13,761	$12,507	$26,268	$(1,091)	$(138)
Other assets	-	106	-	106	(15)	-
Liabilities:
Other liabilities	$-	$678	$32	$710	$(66)	$-

(dollars in millions)
	Non-Recurring Basis
	as of December 28, 2007
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$32,594	$7,157	$39,751
Liabilities:
Other liabilities	$-	$666	$-	$666

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or market and for which the fair value was below the cost basis at March 28, 2008 and December 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 28, 2008 primarily relate to European commercial real estate loans of $5.9 billion and U.K. residential real estate loans of $4.0 billion that are classified as held for sale where there continues to be significant illiquidity in the securitization market. The losses on the Level 3 loans were calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss assumptions derived from multiple inputs including mortgage remittance reports, rental income, property prices and other market data. Level 3 assets as of December 28, 2007 primarily related to residential and commercial real estate loans that are classified as held for sale in the United Kingdom of $4.1 billion.

Other assets include amounts primarily related to impaired real estate acquired through foreclosures.

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

The following tables provide information about where in the Condensed Consolidated Statement of (Loss)/Earnings changes in fair values, for which the fair value option has been elected, are included for the three months ended March 28, 2008 and March 30, 2007, respectively.

(dollars in millions)
	Changes in Fair Value For the Three
	Months Ended March 28,
	2008, for Items Measured at Fair
	Value Pursuant to Fair Value Option
	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes
	Principal	Other	in Fair
	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(31)	$-	$(31)
Investment securities	(330)	(38)	(368)
Loans, notes and mortgages	(8)	12	4
Liabilities:
Payables under repurchase agreements	$(15)	$-	$(15)
Short-term borrowings	(197)	-	(197)
Long-term borrowings	3,246	499	3,745

(dollars in millions)
	Changes in Fair Value For the Three
	Months Ended March 30,
	2007, for Items Measured at Fair Value
	Pursuant to the Fair Value Option
	Gains/		Total
	(losses)	Gains	Changes
	Principal	Other	in Fair
	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(1)	$-	$(1)
Investment securities	-	13	13
Loans, notes and mortgages	2	20	22
Liabilities:
Payables under repurchase agreements	$10	$-	$10
Long-term borrowings	(147)	-	(147)

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

Investment securities:

At March 28, 2008 investment securities primarily represented non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, notes, and mortgages:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the three months ended March 28, 2008 and March 30, 2007.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status are not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were estimated gains of $2.1 billion for the three months ended March 28, 2008. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads, was not material for the quarter ended March 30, 2007. Changes in Merrill Lynch specific credit risk is derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, loans, notes, and mortgages and short-term and long-term borrowings for which the fair value option has been elected as of March 28, 2008 and December 28, 2007, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	March 28, 2008	Maturity	Difference

Assets:
Receivables under resale agreements	$96,427	$96,175	$252
Loans, notes and mortgages(1)	1,220	1,446	(226)
Liabilities:
Short-term borrowings	$663	$521	$142
Long-term borrowings(2)	70,449	77,965	(7,516)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
		Principal
	Fair Value at	Amount
	December 28,	Due Upon
	2007	Maturity	Difference

Assets:
Receivables under resale agreements	$100,214	$100,090	$124
Loans, notes and mortgages(1)	1,149	1,355	(206)
Liabilities:
Long-term borrowings(2)	$76,334	$81,681	$(5,347)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Specifically, the independent risk and control groups work to ensure that these risks are properly identified, measured, monitored, and managed throughout Merrill Lynch. Refer to Note 3 of the 2007 Annual Report for further information on trading risk management.

Concentration of Risk to the Mortgage Markets

At March 28, 2008, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposure of $44.1 billion in residential mortgage-related positions, excluding Merrill Lynch’s U.S. banks investment securities portfolio;
•	Net exposure of $6.7 billion in super senior U.S. ABS CDOs and related secondary trading exposures;
•	Net exposure of $19.8 billion in Merrill Lynch’s U.S. banks investment securities portfolio; and
•	Net exposure of $21.3 billion in commercial real estate related positions.

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

Concentration of Risk to Financial Guarantors

To economically hedge certain U.S. super senior ABS CDOs and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including financial guarantors. At March 28, 2008, Merrill Lynch’s short exposure from credit default swaps with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $10.9 billion, which represented credit default swaps with a notional amount of $18.8 billion that have been adjusted for mark-to-market gains of $7.8 billion. The fair value of these credit default swaps at March 28, 2008 was $3.0 billion, after taking into account $4.8 billion of credit valuation adjustments related to certain financial guarantors. Merrill Lynch also has credit derivatives with financial guarantors on other referenced assets. The fair value of these credit derivatives at March 28, 2008 was $5.1 billion, after taking into account a $1.4 billion credit valuation adjustment.

In April 2008, CDS on senior tranches of two super senior ABS CDOs were terminated because, following defaults on the underlying ABS CDOs, the financial guarantor on the CDS for the senior tranches provided different voting instructions to Merrill Lynch than the financial guarantor on the CDS for the junior tranches. Merrill Lynch elected not to follow the instructions of the CDS counterparty on the senior tranches (which were of lesser value to Merrill Lynch) and, as a result, the two CDS contracts on the senior tranches were terminated. The terminated CDS contracts had a fair value of $45 million and an aggregate notional amount of $1.1 billion, and the write-offs of the fair value and notional amounts of the CDS contracts were taken in the first quarter of 2008. There are four other CDS contracts in which two different guarantors guarantee the senior and junior tranches of super senior ABS CDOs and in which it is, therefore, possible that at some future date Merrill Lynch may receive consistent or inconsistent instructions from the guarantors of the different tranches. The fair value and notional amount of these four CDSs on senior tranches of super senior ABS CDOs was $149 million and $3.1 billion, respectively, as of March 28, 2008.

Note 4.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 28, 2008 and December 28, 2007, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $833 billion and $853 billion, respectively, and the fair value of the portion that has been sold or repledged was $661 billion and $675 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. The fair value of collateral used for this purpose was $13.5 billion and $19.3 billion at March 28, 2008 and December 28, 2007, respectively.

Merrill Lynch additionally receives securities as collateral in connection with certain securities transactions in which Merrill Lynch is the lender. In instances where Merrill Lynch is permitted to sell or repledge securities received, Merrill Lynch reports the fair value of such securities received as collateral and the related obligation to return securities received as collateral in the Condensed Consolidated Balance Sheets.

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The parenthetically disclosed amount for December 28, 2007 relating to trading assets has been restated from approximately $79 billion (as previously reported) to approximately $45 billion to properly reflect the amount of pledged securities that can be sold or repledged by the secured party. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 28, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$22,916	$11,873
U.S. Government and agencies	6,930	11,110
Corporate debt and preferred stock	16,763	17,144
Non-U.S. governments and agencies	1,293	2,461
Equities and convertible debentures	8,828	9,327
Municipals and money markets	700	450

Total	$57,430	$52,365

Note 5.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks. SFAS No. 115 investments consist of:

•	Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;
•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:

•	Equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than minor influence (i.e. generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (i.e. generally defined as ownership and voting interest of 20% to 50%). For information related to our investments accounted for under the equity method, please refer to Note 5 of the 2007 Annual Report. Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including discounted expected cash flows and market comparables of similar companies.
•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

Investment securities reported on the Condensed Consolidated Balance Sheets at March 28, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Investment securities
Available-for-sale(1)	$47,390	$50,922
Trading	6,205	5,015
Held-to-maturity	263	267
Non-qualifying(2)
Equity investments(3)	30,278	29,623
Deferred compensation hedges(4)	1,632	1,710
Investments in trust preferred securities and other investments	435	438

Total	$86,203	$87,975

(1)	At March 28, 2008 and December 28, 2007, includes $6.6 billion and $5.4 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Represents investments that economically hedge deferred compensation liabilities.

Merrill Lynch determined that certain available-for-sale securities in the U.S. banks investment securities portfolio primarily related to U.S. ABS CDO and Alt-A residential mortgage-backed securities were other-than-temporarily impaired and recognized a loss of $421 million in other revenues for the three months ended March 28, 2008. The cumulative pre-tax balance in other comprehensive loss related to this portfolio was approximately negative $5.4 billion as of March 28, 2008.

Note 6.  Securitization Transactions and Transactions with Special Purpose Entities (“SPEs”)

Securitizations

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans, municipal, government, and corporate bonds, and other types of financial assets. SPEs, often referred to as VIEs are often used when entering into or facilitating securitization transactions. Merrill Lynch’s involvement with SPEs used to securitize financial assets includes: structuring and/or establishing SPEs; selling assets to SPEs; managing or servicing assets held by SPEs; underwriting, distributing, and making loans to SPEs; making markets in securities issued by SPEs; engaging in derivative transactions with SPEs; owning notes or certificates issued by SPEs; and/or providing liquidity facilities and other guarantees to, or for the benefit of, SPEs.

Merrill Lynch securitized assets of approximately $7.2 billion and $66.1 billion for the three months ended March 28, 2008 and March 30, 2007, respectively. For the three months ended March 28, 2008 and March 30, 2007, Merrill Lynch received $7.7 billion and $66.7 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization (losses)/gains of $(1) million and $136 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings.

The table below summarizes the cash inflows received by Merrill Lynch from securitization transactions related to the following underlying asset types:

(dollars in millions)

	Three Months Ended
	Mar. 28,	Mar. 30,
	2008	2007

Asset category
Residential mortgage loans	$4,135	$44,039
Municipal bonds	2,317	17,090
Commercial loans and corporate bonds	1,104	4,390
Other	175	1,184

Total	$7,731	$66,703

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

Retained interests are recorded in the Condensed Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value initially and on an ongoing basis based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Condensed Consolidated Statements of (Loss)/Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss. Retained interests held as available-for-sale are reviewed periodically for impairment.

Retained interests in securitized assets were approximately $5.0 billion and $6.1 billion at March 28, 2008 and December 28, 2007, respectively, which related primarily to residential mortgage loan, municipal bond, and commercial loan and corporate bond securitization transactions. As a result of the illiquidity in the mortgage-backed securities market, the majority of the mortgage-backed securities retained interest balance had limited price transparency at March 28, 2008 and December 28, 2007. The majority of these retained interests include mortgage-backed securities that Merrill Lynch had expected to sell to investors in the normal course of its underwriting activity. However, the timing of any sale is subject to current and future market conditions. A portion of the retained interests represent residual interests in U.S. sub-prime mortgage securitizations and is included in the Level 3 U.S. ABS CDO exposure disclosed in Note 3 to the Condensed Consolidated Financial Statements.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 28, 2008 arising from Merrill Lynch’s residential mortgage loan, municipal bond, and commercial loan and corporate bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential		Commercial Loans
	Mortgage	Municipal	and Corporate
	Loans	Bonds	Bonds

Retained interest amount	$2,233	$1,536	$1,261
Weighted average credit losses (rate per annum)	2.4%	0.0%	1.6%
Range	0-26.0%	0.0%	0-3.9%
Impact on fair value of 10% adverse change	$(22)	$-	$(2)
Impact on fair value of 20% adverse change	$(41)	$-	$(4)
Weighted average discount rate	9.0%	2.6%	6.7%
Range	0-100.0%	2.0-9.8%	0-35.0%
Impact on fair value of 10% adverse change	$(66)	$(55)	$(24)
Impact on fair value of 20% adverse change	$(125)	$(104)	$(48)
Weighted average life (in years)	4.0	10.2	1.9
Range	0-19.3	7.5-11.7	1.4-9.6
Weighted average prepayment speed (CPR)(1)	26.8%	44.2%	33.7%
Range(1)	0-44.8%	12.7-51.3%	16-92.0%
Impact on fair value of 10% adverse change	$(47)	$-	$(3)
Impact on fair value of 20% adverse change	$(86)	$-	$(5)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of March 28, 2008 are as follows:

	Residential		Commercial Loans
	Mortgage	Municipal	and Corporate
	Loans	Bonds	Bonds

Credit losses (rate per annum)	1.8%	0.0%	1.2%
Weighted average discount rate	5.9%	4.0%	5.3%
Weighted average life (in years)	4.9	7.8	2.7
Prepayment speed assumption (CPR)(1)	29.6%	9.0%	17.2%

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

For residential mortgage loan and commercial loan and corporate bond securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch upon the event of a borrower default. See Note 11 to the Condensed Consolidated Financial Statements for information related to representations and warranties.

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

In addition to standby letters of credit, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 11 to the Condensed Consolidated Financial Statements.

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

Retained MSR’s are accounted for in accordance with SFAS No. 156, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. Merrill Lynch has not elected to subsequently fair value retained MSRs.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 28, 2007 (fair value is $476)	$389
Amortization	(41)
Net valuation allowance adjustments	(8)

Mortgage servicing rights, March 28, 2008 (fair value is $434)	$340

The amount of contractually specified revenues for the three months ended March 28, 2008 and March 30, 2007, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of (Loss)/Earnings include:

(dollars in millions)

	For the Three Months Ended

	Mar. 28,	Mar. 30,
	2008	2007

Servicing fees	$87	$74
Ancillary and late fees	18	14

Total	$105	$88

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at March 28, 2008 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$434
Weighted average prepayment speed (CPR)	24.0%
Impact on fair value of 10% adverse change	$(29)
Impact on fair value of 20% adverse change	$(60)
Weighted average discount rate	17.6%
Impact on fair value of 10% adverse change	$(14)
Impact on fair value of 20% adverse change	$(28)

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

Variable Interest Entities

FIN 46R requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the variability of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. A QSPE is a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46R, Merrill Lynch typically does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 11 to the Condensed Consolidated Financial Statements.

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of March 28, 2008 and December 28, 2007, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary and holds a majority of the voting interests in the entity.

(dollars in millions)

			Significant Variable
	Primary Beneficiary		Interest Holder

	Net	Recourse	Total
	Asset	to Merrill	Asset	Maximum
	Size(4)	Lynch(5)	Size(6)	Exposure

March 28, 2008
Loan and real estate VIEs	$16,555	$3,155	$-	$-
Guaranteed and other funds(1)	4,096	334	1,008	1,244
Credit-linked note and other VIEs	93	-	-	-
Tax planning VIEs(3)	1	-	483	15

December 28, 2007
Loan and real estate VIEs	$15,420	$-	$307	$232
Guaranteed and other funds(1)	4,655	928	246	23
Credit-linked note and other VIEs(2)	83	-	5,438	9,081
Tax planning VIEs(3)	1	-	483	15

(1)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(2)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs. This assumes a total loss on the referenced assets underlying the total return swaps. The maximum exposure may be different than the total asset size due to the netting of certain derivatives in the VIE.
(3)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(4)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(5)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE. In addition, for certain Loan and real estate VIEs recourse to Merrill Lynch represents the notional amount of total return swaps that Merrill Lynch has on the assets in the VIEs.
(6)	This column reflects the total size of the assets held in the VIE.

Merrill Lynch has entered into transactions with a number of VIEs in which it is the primary beneficiary and therefore must consolidate the VIE or is a significant variable interest holder in the VIE. These VIEs are as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has investments in VIEs that hold loans or real estate. Merrill Lynch may be either the primary beneficiary which would result in consolidation of the VIE, or may be a significant variable interest holder. These VIEs include entities that are primarily designed to provide financing to clients, to invest in real estate or obtain exposure to mortgage related assets. These VIEs include securitization vehicles that Merrill Lynch is required to consolidate because QSPE status has not been met and Merrill Lynch is the primary beneficiary as it retains the residual interests. This was a result of Merrill Lynch’s inability to sell mortgage related securities because of the illiquidity in the securitization markets. Merrill Lynch’s inability to sell certain securities disqualified the VIEs as QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs. Depending upon the continued illiquidity in the securitization market, these transactions and future transactions that could fail QSPE status may require consolidation and related disclosures. Merrill Lynch also is the primary beneficiary for certain VIEs as a result of total return swaps over the assets (primarily mortgage related) in the VIE.

For consolidated VIEs that hold loans or mortgage related assets, the assets of the VIEs are recorded in trading assets-mortgages, mortgage-backed and asset-backed, other assets, or loans, notes, and mortgages in the Condensed Consolidated Balance Sheets. For consolidated VIEs that hold real estate investments, these real estate investments are included in other assets in the Condensed Consolidated Balance Sheets. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE. However, investors have recourse to Merrill Lynch in instances where Merrill Lynch retains all the exposure to the assets in the VIE through total return swaps. These transactions resulted in an increase in Net Asset Size and Recourse to Merrill Lynch at March 28, 2008 as compared to year end 2007.

Guaranteed and Other Funds

•	Merrill Lynch is the sponsor of funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading assets. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch is the primary beneficiary of these funds as a result of its substantial investment in the vehicles. Merrill Lynch records the assets in these VIEs in investment securities in the Condensed Consolidated Balance Sheets.

•	Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”), one of which remains active. Merrill Lynch’s variable interests in the active Conduit are in the form of 1) a liquidity facility that protects commercial paper holders against short term changes in the fair value of the assets held by the Conduit in the event of a disruption in the commercial paper market, and 2) a credit facility to the Conduit that protects commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the Conduit. Merrill Lynch also provided a liquidity facility with a third Conduit that it did not establish and Merrill Lynch had purchased all the assets at December 28, 2007.

At March 28, 2008, Merrill Lynch had liquidity and credit facilities outstanding or maximum exposure to loss with the active Conduit for $1.2 billion. The maximum exposure to loss assumes a total loss on the assets in the Conduit. The underlying assets in the Conduit are primarily auto and equipment loans and lease receivables totaling $800 million. The Conduit also has unfunded loan commitments for $265 million. This Conduit remains active and continues to issue commercial paper, although during the latter half of 2007 there were instances when it was required to draw on its liquidity facility with Merrill Lynch. Merrill Lynch had purchased loans and asset backed securities under these facilities of $1.4 billion in 2007. The facilities were not drawn upon and Merrill Lynch did not purchase any assets in the first quarter of 2008. Merrill Lynch carries these assets as investment securities — available-for-sale. Merrill Lynch also periodically purchases commercial paper issued by this Conduit and held $385 million of commercial paper at March 28, 2008. These purchases resulted in reconsideration events under FIN 46R that required Merrill Lynch to reassess whether it must consolidate the Conduit.

As of the last reconsideration event, Merrill Lynch concluded it holds a significant variable interest at March 28, 2008 which resulted in an increase in Total Asset Size and Maximum Exposure as compared to year end 2007. At year end 2007, Merrill Lynch was not the primary beneficiary and did not have a significant variable interest in this Conduit.

The liquidity and credit facilities are further discussed in Note 11 to the Condensed Consolidated Financial Statements.

Credit-Linked Note and Other VIEs

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs. Merrill Lynch also takes synthetic exposure to the underlying investment grade collateral held in these VIEs, which primarily includes super senior U.S. sub-prime ABS CDOs, through total return swaps. As a result of a reconsideration event during the first quarter of 2008, Merrill Lynch’s exposure to these vehicles declined such that at March 28, 2008, Merrill Lynch no longer held a significant variable interest in these vehicles. The decrease in Total Asset Size and Maximum Exposure as compared to year end 2007 is due to Merrill Lynch no longer holding a significant variable interest in these vehicles. Merrill Lynch recorded its transactions with these VIEs as trading assets-derivative contracts in the Condensed Consolidated Financial Statements.

•	In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses that they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of March 28, 2008 and December 28, 2007 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Condensed Consolidated Balance Sheets. In the event of a

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

Loans, notes, mortgages and related commitments to extend credit at March 28, 2008 and December 28, 2007, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Mar. 28,	Dec, 28,	Mar. 28,	Dec. 28,
	2008	2007	2008(2)(3)	2007(3)

Consumer:
Mortgages	$26,766	$26,939	$8,680	$7,023
Other	1,700	5,392	2,819	3,298
Commercial and small- and middle-market business:
Investment grade	17,858	18,917	38,322	36,921
Non-investment grade	33,556	44,277	14,624	30,990

	79,880	95,525	64,445	78,232
Allowance for loan losses	(622)	(533)	-	-
Reserve for lending-related commitments	-	-	(1,552)	(1,408)

Total, net	$79,258	$94,992	$62,893	$76,824

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 11 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at March 28, 2008, Merrill Lynch entered into agreements to purchase $259 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $330 million at December 28, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Three Months Ended

	Mar. 28,	Mar. 30,
	2008	2007

Allowance for loan losses, at beginning of period	$533	$478
Provision for loan losses	106	23
Charge-offs	(23)	(13)
Recoveries	3	4

Net charge-offs	(20)	(9)
Other	3	-

Allowance for loan losses, at end of period	$622	$492

Consumer loans, which are substantially secured, consisted of approximately 206,900 individual loans at March 28, 2008. Commercial loans consisted of approximately 16,100 separate loans. The principal balance of non-accrual loans was $747 million at March 28, 2008 and $607 million at December 28, 2007. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB− category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $14.5 billion and $16.1 billion at March 28, 2008 and December 28, 2007, respectively. For information on credit risk management see Note 3 of the 2007 Annual Report.

The above amounts include $31.4 billion and $49.0 billion of loans held for sale at March 28, 2008 and December 28, 2007, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At March 28, 2008, such loans consisted of $8.1 billion of consumer loans, primarily residential mortgages and automobile loans, and $23.3 billion of commercial loans, approximately 18% of which are to investment grade counterparties. At December 28, 2007, such loans consisted of $11.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $37.4 billion of commercial loans, approximately 19% of which are to investment grade counterparties.

Note 8.  Goodwill and Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment, for the three months ended March 28, 2008:

(dollars in millions)

	GMI	GWM	Total

Goodwill:
December 28, 2007	$2,970	$1,620	$4,590
Translation adjustment and other	(6)	13	7

March 28, 2008	$2,964	$1,633	$4,597

Intangible Assets

Intangible assets at March 28, 2008 and December 28, 2007 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The gross carrying amounts of other intangible assets were $630 million and $644 million as of March 28, 2008 and December 28, 2007, respectively. Accumulated amortization of other intangible assets amounted to $163 million and $143 million at March 28, 2008 and December 28, 2007, respectively.

Amortization expense for the three months ended March 28, 2008 and March 30, 2007 was $24 million and $20 million, respectively.

Note 9.  Borrowings and Deposits

ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheet does not necessarily represent the amount at which they will be repaid at maturity. This is due to the following:

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

Total borrowings at March 28, 2008 and December 28, 2007, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Senior debt issued by ML & Co.	$150,976	$148,190
Senior debt issued by subsidiaries — guaranteed by ML & Co.	25,416	32,375
Senior structured notes issued by ML & Co.	46,802	45,133
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	14,500	13,904
Subordinated debt issued by ML & Co.	11,208	10,887
Junior subordinated notes (related to trust preferred securities)	5,183	5,154
Other subsidiary financing — not guaranteed by ML & Co.	11,121	5,597
Other subsidiary financing — non-recourse	21,063	29,801

Total	$286,269	$291,041

Borrowing activities may create exposure to market risk, most notably interest rate, equity, commodity and currency risk. Other subsidiary financing — non-recourse is primarily attributable to debt issued to third parties by consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements.

Borrowings and deposits at March 28, 2008 and December 28, 2007, are presented below:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Short-term borrowings
Commercial paper	$10,254	$12,908
Promissory notes	500	2,750
Secured short-term borrowings	3,310	4,851
Other unsecured short-term borrowings	7,569	4,405

Total	$21,633	$24,914

Long-term borrowings(1)
Fixed-rate obligations(2)(4)	$105,984	$102,020
Variable-rate obligations(3)(4)	151,870	156,743
Zero-coupon contingent convertible debt (LYONs®)	1,599	2,210

Total	$259,453	$260,973

Deposits
U.S.	$77,480	$76,634
Non U.S.	27,339	27,353

Total	$104,819	$103,987

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked or other indexed instruments.

At March 28, 2008, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$72,771	28%
1 - 2 years	35,834	14
2+ - 3 years	22,604	9
3+ - 4 years	24,507	9
4+ - 5 years	18,506	7
Greater than 5 years	85,231	33

Total	$259,453	100%

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

A limited number of notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. These notes are included in the current portion of long-term debt.

Except for the $1.6 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at March 28, 2008, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

On March 13, 2008, approximately $0.6 billion of LYONs® were submitted to Merrill Lynch for repurchase at an accreted price of $1,089.05, resulting in no gain or loss to Merrill Lynch. Following the repurchase, $1.6 billion of LYONs® remain outstanding. Merrill Lynch amended the terms of its outstanding LYONs® in March 2008 to include the following:

•	An increase in the number of shares into which the LYONs® convert from 14.0915 shares to 16.5 shares,

•	An extension of the call protection in the LYONs®, which would otherwise have terminated on March 13, 2008, thru March 13, 2014,

•	The inclusion of two additional dates, September 13, 2010 and March 13, 2014, on which investors can require Merrill Lynch to repurchase the LYONs®.

The modified conversion price (and the accreted conversion price) for LYONs® as of March 28, 2008 is $66. Shares will not be included in diluted earnings per share until Merrill Lynch’s share price exceeds the accreted conversion price. All other features of the LYONs® remain unchanged (see Note 9 of Merrill Lynch’s 2007 Annual Report for further information). In accordance with EITF Issue No. 06-6, Debtor’s Accounting for Modification (or Exchange) of Convertible Debt Instruments, the change to the terms of Merrill Lynch’s outstanding LYONs® resulted in a debt extinguishment and a new issuance of long-term borrowings in the first quarter of 2008. The amount of the loss on the debt extinguishment was not material to Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings.

The effective weighted-average interest rates for borrowings at March 28, 2008 and December 28, 2007 (excluding structured notes accounted for at fair value) were as follows:

	Mar. 28,	Dec. 28,
	2008	2007

Short-term borrowings	3.48%	4.64%
Long-term borrowings	4.36	4.35
Junior subordinated notes (related to trust preferred securities)	6.91	6.91

See Note 9 of the 2007 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $5.8 billion at March 28, 2008 and December 28, 2007, respectively.

Note 10.  Stockholders’ Equity and Earnings Per Share

Preferred Stock Issuance

On April 29, 2008, Merrill Lynch issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

Mandatory Convertible Preferred Stock Issuance

On various dates in January and February 2008, Merrill Lynch issued an aggregate of 66,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock (the “convertible preferred stock”), Series 1, par value $1.00 per share and liquidation preference $100,000 per share, to several long-term investors at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion. If not converted earlier, the convertible preferred stock will automatically convert into Merrill Lynch common stock on October 15, 2010, based on the 20 consecutive trading day volume weighted average price of Merrill Lynch common stock ending the day immediately preceding the mandatory conversion date (“the current stock price”). If Merrill Lynch’s current stock price at the mandatory conversion date is greater than or equal to the initial threshold appreciation price of $61.30, a holder will receive 1,631 common shares for each share of convertible preferred stock. If Merrill Lynch’s current stock price at the mandatory conversion date is less than or equal to the initial minimum conversion price of $52.40, a holder will receive 1,908 shares of common stock for each share of convertible preferred stock. If Merrill Lynch’s current stock price at the mandatory conversion date is less than $61.30 but greater than $52.40, a holder will receive a variable number of shares equal to the value of its initial investment. The conversion rates are subject to certain anti-dilution provisions. Holders may elect to convert anytime prior to October 15, 2010 into 1,631 common shares, which represents the minimum number of shares permitted under the conversion formula. In addition, Merrill Lynch has the ability to force conversion in the event that the convertible preferred stock no longer qualifies as Tier 1 capital for regulatory purposes. Upon a forced conversion, a holder will receive 1,908 shares, which represents the maximum number of shares permitted under the conversion formula. Upon a forced conversion, Merrill Lynch will also pay to the holder of the convertible preferred stock an amount equal to the present value of the remaining fixed dividend payments through and including the original mandatory conversion date. Dividends on the convertible preferred stock, if and when declared, are payable in cash on a quarterly basis in arrears on February 28, May 28, August 28 and November 28 of each year through the mandatory conversion date. Merrill Lynch may not declare dividends to its common stockholders unless dividends have been declared on the convertible preferred stock.

The convertible preferred stock also contains a reset feature which may result in an adjustment to the conversion formula. In the case that Merrill Lynch receives aggregate gross proceeds of greater than $1 billion related to the issuance of its stock, or securities convertible into its common stock (subject to certain exclusions), between January 15, 2008 and January 15, 2009, at a price less than the initial minimum conversion price of $52.40, the initial minimum conversion price of $52.40 and the initial threshold appreciation price of $61.30 will adjust, resulting in the holder receiving more shares than that stated above.

The convertible preferred stock is reported in Preferred Stockholders’ Equity in the Condensed Consolidated Balance Sheet.

Common Stock Issuance

On December 24, 2007, Merrill Lynch reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

Davis purchased 25 million shares of Merrill Lynch common stock on December 27, 2007 at a price per share of $48.00, or an aggregate purchase price of $1.2 billion. Temasek purchased 55 million shares on December 28, 2007 and the remaining 36.7 million shares on January 11, 2008 for an aggregate purchase price of $4.4 billion. In addition, Merrill Lynch granted Temasek an option to purchase an additional 12.5 million shares of common stock under certain circumstances. This option was exercised, with 2.8 million shares issued on February 1, 2008 and 9.7 million shares issued on February 5, 2008, in each case at a purchase price of $48.00 per share for an aggregate purchase price of $600 million.

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

(dollars in millions, except per share amounts)

	Three Months Ended
	Mar. 28,	Mar. 30,
	2008	2007

Net (loss)/earnings from continuing operations	$(1,969)	$2,030
Net earnings from discontinued operations	7	128
Preferred stock dividends	(174)	(52)

Net (loss)/earnings applicable to common shareholders — for basic and diluted EPS(1)	$(2,136)	$2,106

(shares in thousands)
Weighted-average basic shares outstanding(2)	974,058	841,299
Effect of dilutive instruments:
Employee stock options(3)	-	41,945
FACAAP shares(3)	-	20,230
Restricted shares and units(3)	-	21,744
Convertible LYONs®(4)	-	4,994
ESPP shares(3)	-	15

Dilutive potential common shares	-	88,928

Diluted Shares(5)(6)	974,058	930,227

Basic EPS from continuing operations	$(2.20)	$2.35
Basic EPS from discontinued operations	0.01	0.15

Basic EPS	$(2.19)	$2.50

Diluted EPS from continuing operations	$(2.20)	$2.12
Diluted EPS from discontinued operations	0.01	0.14

Diluted EPS	$(2.19)	$2.26

Common shares outstanding at period end	985,128	876,880

(1)	Due to the net loss for the three months ended March 28, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and have not been included as part of the Diluted EPS calculation. See Mandatory Convertible Preferred Stock Issuance section above for additional information.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2007 Annual Report for a description of these instruments.
(4)	See Note 9 to the Condensed Consolidated Financial Statements and Note 9 of the 2007 Annual Report for additional information on LYONs®.
(5)	Excludes 320 thousand of instruments for the three months ended March 30, 2007 that were considered antidilutive and thus were not included in the above calculations.
(6)	Due to the net loss for the three months ended March 28, 2008, the Diluted EPS calculation excludes 93 million of incremental shares related to the mandatory convertible preferred stock, 119 million of employee stock options, 40 million of FACAAP shares, 48 million of restricted shares and units, and 571 thousand of ESPP shares, as they were antidilutive.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Accounting for Contingencies, Merrill Lynch will accrue a liability when it is probable of being incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict or estimate what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Commitments

At March 28, 2008, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than
	Total	1 year	1 - 3 years	3+- 5 years	Over 5 years

Commitments to extend credit	$64,445	$24,260	$10,920	$20,702	$8,563
Purchasing and other commitments	7,499	4,419	948	251	1,881
Operating leases	4,134	672	1,290	1,002	1,170
Commitments to enter into forward dated resale and securities borrowing agreements	55,815	54,899	916	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	66,871	65,938	933	-	-

Total	$198,764	$150,188	$15,007	$21,955	$11,614

Lending Commitments

Merrill Lynch primarily enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 7 for additional information.

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon.

For lending commitments where the loan will be classified as held for sale upon funding, liabilities are calculated at the lower of cost or fair value, capturing declines in the fair value of the respective credit risk. For loan commitments where the loan will be classified as held for investment upon funding, liabilities are calculated considering both market and historical loss rates. Loan commitments held by entities that apply broker-dealer industry level accounting are accounted for at fair value.

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $1.1 billion at March 28, 2008 and $693 million at December 28, 2007.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $3.0 billion and $3.1 billion at March 28, 2008 and December 28, 2007, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 28, 2008 and December 28, 2007, minimum fee commitments over the remaining life of these agreements aggregated $449 million and $453 million, respectively. Merrill Lynch entered into commitments to purchase loans of $2.0 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment and loans held for sale) at March 28, 2008. Such commitments totaled $3.0 billion at December 28, 2007. Other purchasing commitments amounted to $0.9 billion at both March 28, 2008 and December 28, 2007.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 28, 2008 would not have a material effect on the consolidated financial condition of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client. These guarantees and their expiration at March 28, 2008 are summarized as follows:

(dollars in millions)

	Maximum
	Payout /	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value

Derivative contracts	$4,751,214	$995,602	$800,002	$2,875,173	$80,437	$260,092
Liquidity and default facilities	27,117	24,989	2,064	64	-	190
Residual value guarantees	1,003	75	426	96	406	12
Standby letters of credit and other guarantees	50,101	1,960	1,146	887	46,108	506

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

Merrill Lynch records all derivative transactions at fair value on its Condensed Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 for further discussion of risk management of derivatives.

Merrill Lynch also funds selected assets, including CDOs and CLOs, via derivative contracts with third party structures, many of which are not consolidated on its balance sheet. Of the total notional amount of these total return swaps, approximately $28 billion is term financed through facilities provided by commercial banks, $26 billion of long term funding is provided by third party special purpose vehicles and $5 billion is financed with asset backed commercial paper conduits. In certain circumstances, Merrill Lynch may be required to purchase these assets, which would not result in additional gain or loss to the Company as such exposure is already reflected in the fair value of the derivative contracts.

Liquidity, Credit and Default Facilities

The liquidity, credit and default facilities in the above table relate primarily to municipal bond securitization SPEs and Conduits.

Merrill Lynch acts as liquidity provider to certain municipal bond securitization SPEs and provides both liquidity and credit default protection to certain other municipal bond securitization SPEs. As of March 28, 2008, the value of the assets held by the SPEs plus any additional collateral pledged to Merrill Lynch exceeded the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facilities are drawn. In certain of these facilities, Merrill Lynch is generally required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A significant portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Beginning in the second half of 2007, Merrill Lynch began reducing facilities that require liquidity in seven days, and the total amount of such facilities was $17.3 billion as of March 28, 2008, down from $40.7 billion as of June 29, 2007. Details of these liquidity and credit default facilities as of March 28, 2008, are illustrated in the table below:

(dollars in millions)

	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to Which
	In 7 Days with	In 7 Days with	After Up to		Merrill Lynch Has Recourse
	“Net Liquidity”	“Gross Liquidity”	364 Days(1)	Total	if Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$9,655	$2,902	$7,664	$20,221	$21,990

Merrill Lynch provides standby liquidity facilities and credit default protection	196	4,512	513	5,221	5,491

Total	$9,851	$7,414	$8,177	$25,442	$27,481

(1)	Initial liquidity support within 7 days is provided by third parties for a maximum of 364 days.

In addition, Merrill Lynch, through a U.S. bank subsidiary has either provided or provides liquidity and credit facilities to three Conduits. The assets in these Conduits included loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduits may draw upon their liquidity facilities and sell certain assets held by the respective Conduits to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits at March 28, 2008. Merrill Lynch has remaining exposure to only one of these Conduits as discussed below.

The outstanding amount of the facilities, or Merrill Lynch’s maximum exposure, related to this Conduit is approximately $1.2 billion as of March 28, 2008. The assets remaining in the Conduit are primarily auto and equipment loans and lease receivables totaling $800 million (which approximates their fair value) with unfunded loan commitments for $265 million. The facilities were not drawn upon and Merrill Lynch did not purchase any assets from the Conduit in the first quarter of 2008. In addition, Merrill Lynch periodically purchases commercial paper from this Conduit, and held $385 million of the commercial paper as of March 28, 2008. Merrill Lynch is under no obligation to purchase additional commercial paper. These liquidity and credit facilities are recorded off-balance sheet, unless a liability is deemed necessary when a contingent payment is deemed probable and estimable.

Refer to Note 6 to the Condensed Consolidated Financial Statements for more information on Conduits.

Residual Value Guarantees

The amounts in the above table include residual value guarantees associated with the Hopewell, NJ campus and aircraft leases of $322 million at March 28, 2008.

Stand-by Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit in the amount of $2.5 billion. At March 28, 2008, Merrill Lynch held marketable securities of $629 million as collateral to secure these guarantees and a liability of $35 million was recorded on the Condensed Consolidated Balance Sheets.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At March 28, 2008, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $392 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at March 28, 2008. These transactions met the SFAS No. 133 definition of derivatives and, as such, were carried as a liability with a fair value of approximately $7 million at March 28, 2008.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at March 28, 2008 is $167 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, Merrill Lynch may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $45 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. Merrill Lynch has recognized a repurchase reserve liability of approximately $458 million at March 28, 2008 arising from these residential mortgage sales and securitization transactions.

See Note 11 of the 2007 Annual Report for additional information on guarantees.

Note 12.	Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension, and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 12 of the 2007 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

Pension cost for the three months ended March 28, 2008 and March 30, 2007, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended
	Mar. 28,			Mar. 30,
	2008			2007

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	21	45	24	20	44
Expected return on plan assets	(29)	(22)	(51)	(29)	(19)	(48)
Amortization of net (gains)/losses, prior service costs and other	-	4	4	(1)	7	6

Total defined benefit pension cost	$(5)	$10	$5	$(6)	$15	$9

Merrill Lynch disclosed in its 2007 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and expected to contribute $11 million and $74 million, respectively, to its U.S. and non-U.S. defined benefit pension plans in 2008. Merrill Lynch periodically updates these estimates, and currently expects to contribute $43 million to its U.S. defined benefit pension plan. The increase in estimated contributions was primarily related to market conditions and changes in the retiree population.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three months ended March 28, 2008 and March 30, 2007, included the following components:

(dollars in millions)

	Three Months Ended
	Mar. 28,	Mar. 30,
	2008	2007

Service cost	$1	$2
Interest cost	3	4
Amortization of net gains, prior service costs and other	(1)	(2)

Total other postretirement benefits cost	$3	$4

Approximately 87% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 13.	Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 is expected to be completed in the second quarter. It is probable that adjustments will be proposed for two issues which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. Refund claims for foreign tax credit carrybacks from the 2004 year will be subject to Joint Committee of Taxation review. Japan tax authorities are currently auditing the fiscal tax years March 31, 2004 through March 31, 2007 and are expected to complete the audit during 2008. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006.

Depending on the outcomes of our multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessment received in 2005, it is reasonably possible our unrecognized tax benefits may be reduced during the next twelve months, either because our tax positions are sustained on audit or we agree to settle certain issues. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within twelve months of March 28, 2008, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcomes.

Note 14.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. At March 28, 2008 Merrill Lynch was in compliance with applicable CSE standards.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At March 28, 2008, MLPF&S’s regulatory net capital of $4,592 million was approximately 18.8% of ADI, and its regulatory net capital in excess of the SEC minimum required was $4,059 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $4,592 million exceeded the CFTC minimum requirement of $705 million by $3,887 million.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 28, 2008, MLI’s financial resources were $25,125 million, exceeding the minimum requirement by $5,990 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At March 28, 2008, MLGSI’s liquid capital of $2,106 million was 280.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,205 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 28, 2008, MLJS’s net capital was $1,709 million, exceeding the minimum requirement by $1,014 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of March 28, 2008.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	8.94%	$6,272	8.12%	$2,340
Tier 1 capital	6%	13.02%	6,272	11.15%	2,340
Total capital	10%	15.24%	7,343	14.06%	2,953

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Financial Regulator of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in

Ireland by the Financial Regulator. At March 28, 2008, MLIB’s capital ratio was above the minimum requirement at 9.4% and its financial resources were $11,489 million, exceeding the minimum requirement by $1,367 million.

Note 15.  Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch agreed to sell MLIG to AEGON for $1.3 billion. The sale of MLIG was completed in the fourth quarter of 2007 and resulted in an after-tax gain of $316 million. The gain, along with the financial results of MLIG, have been reported within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported the results of MLIG in the GWM business segment.

On December 24, 2007 Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported results of Merrill Lynch Capital in the GMI business segment.

Net earnings for discontinued operations in the first quarter of 2008 were $7 million compared to net earnings of $128 million in the year ago quarter. The decline in net earnings is due to the first quarter of 2008 results only including Merrill Lynch Capital for a partial quarter prior to its sale on February 4, 2008, whereas discontinued operations for the first quarter of 2007 includes results from both MLIG and Merrill Lynch Capital for a full quarter.

Certain financial information included in discontinued operations on Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings is shown below:

(dollars in millions)

	For the Three Months Ended

	Mar. 28,	Mar. 30,
	2008	2007

Total revenues, net of interest expense	$28	$251

(Losses) / earnings before income taxes	(25)	194
Income tax (benefit) /expense	(32)	66

Net earnings from discontinued operations	$7	$128

The following assets and liabilities related to discontinued operations are recorded on Merrill Lynch’s Condensed Consolidated Balance Sheets as of March 28, 2008 and December 28, 2007:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Assets:
Loans, notes and mortgages	$290	$12,995
Other assets	39	332

Total Assets	$329	$13,327
Liabilities:
Other payables, including interest	$-	$489

Total Liabilities	$-	$489

As of March 28, 2008, a small portfolio of commercial real estate loans related to the Merrill Lynch Capital portfolio remain in discontinued operations as they were not part of the GE Capital transaction. Merrill Lynch anticipates selling these loans in the near future.

Note 16.	Cash Flow Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the quarter ended March 30, 2007, the Company determined that its previously issued Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2007 contained an error resulting from the reclassification of certain cash flows from trading liabilities into derivative financing transactions. This error resulted in an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities for the periods described above.

This adjustment to the Condensed Consolidated Statements of Cash Flows does not affect the Company’s Condensed Consolidated Statements of (Loss)/Earnings, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Comprehensive (Loss)/Income, or cash and cash equivalents. These adjustments also do not affect the Company’s compliance with any financial covenants under its borrowing facilities.

A summary presentation of this cash flow restatement for the three months ended March 30, 2007 is presented below.

(dollars in millions)

	As Previously Presented	Adjustments	As Restated

For the three months ended March 30, 2007(1)
Trading liabilities	$5,654	$5,688	$11,342
Cash used for operating activities	(31,806)	5,688	(26,118)
Derivative financing transactions	5,627	(5,688)	(61)
Cash provided by financing activities	32,455	(5,688)	26,767

(1)	There was no change in cash and cash equivalents for the period restated.

Note 17. Subsequent Events

Restructuring

On April 17, 2008 the Company announced it intends to reduce its number of employees from 2007 year-end levels by approximately 4,000 employees, or 10%, excluding financial advisors (“FAs”) and investment associates. Employee reductions will be targeted primarily in GMI and support areas, and will not impact the Company’s FA or investment associate population. Cost savings from this reduction currently are expected to be approximately $800 million on an annualized basis, including approximately $600 million for the remainder of 2008. As a result, the Company expects to record a restructuring charge of approximately $350 million in the second quarter of 2008.

Preferred Stock

On April 29, 2008, Merrill Lynch issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of March 28, 2008, and the related condensed consolidated statements of (loss)/earnings, cash flows and comprehensive (loss)/income for the three-month periods ended March 28, 2008 and March 30, 2007. These interim financial statements are the responsibility of Merrill Lynch’s management.

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

As discussed in Note 16, the condensed consolidated statement of cash flows for the quarter ended March 30, 2007 has been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 28, 2007, and the related consolidated statements of (loss)/earnings, changes in stockholders’ equity, comprehensive (loss)/income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2007 relating to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and in 2006 for share-based payments to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and included an explanatory paragraph relating to the restatement discussed in Note 20 to the consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 5, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet exposures, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, risk management policies and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors that Could Affect Our Business” in the Annual Report on Form 10-K for the year ended December 28, 2007 (“2007 Annual Report”). Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 40 countries and territories and total client assets of approximately $1.6 trillion at March 28, 2008. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.4 trillion in assets under management at March 28, 2008.

Our activities are conducted through two business segments: Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”). The following is a description of our business segments:

	GMI	GWM

Clients	Corporations, financial institutions, institutional investors, and governments	Individuals, small- to mid-size businesses, and employee benefit plans

Products and businesses	Global Markets (comprised of Fixed Income, Currencies & Commodities “FICC” & Equity Markets)	Global Private Client • Delivers products and services primarily through our Financial Advisors (“FAs”)

• Facilitates client transactions and makes markets in securities, derivatives, currencies,commodities and other financial instruments to satisfy client demands
• Provides clients with financing, securities clearing, settlement, and custody services
• Engages in principal and private equity investing, including managing investment funds, and certain proprietary trading activities

  • Commission and fee-based investment accounts
  • Banking, cash management, and credit services, including consumer and small business lending and Visa® cards
  • Trust and generational planning
  • Retirement services
  • Insurance products

	Investment Banking	Global Investment Management

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

Strategic priorities
• Disciplined expansion globally
• Optimize amount of capital allocated to businesses
• Enhance risk management capabilities
• Strengthen linkages with our GWM business
• Continue to invest in technology to enhance productivity and efficiency
• Manage non-compensation expenses to be in line with business activity

• Continued growth in client assets
• Hiring of additional FAs
• Focus on client segmentation and increased annuitization of revenues through fee-based products
• Diversify revenues through adding products and services
• Continue to invest in technology to enhance productivity and efficiency
• Disciplined expansion globally
• Strengthen linkages with our GMI business
• Manage non-compensation expenses to be in line with business activity

Executive Overview

Company Results

We reported a net loss from continuing operations for the first quarter of 2008 of $2.0 billion, or $2.20 loss per diluted share, compared with net earnings from continuing operations of $2.0 billion, or $2.12 per diluted share for the first quarter of 2007. Revenues, net of interest expense (“net revenues”) for the first quarter of 2008 were $2.9 billion, down 69% from the prior-year period, while the pre-tax loss from continuing operations was $3.3 billion for the first quarter of 2008 compared with pre-tax earnings from continuing operations of $2.9 billion for the prior-year period.

The substantial reduction in our net revenues and earnings during the quarter was primarily driven by net losses generated by FICC, which more than offset record revenues from GWM. Net revenues were materially impacted by a challenging market environment that continued to deteriorate during the quarter, resulting in net write-downs that included $1.5 billion related to U.S. asset-backed securities collateralized debt obligations (“ABS CDOs”) and $3.0 billion of credit valuation adjustments related to hedges with financial guarantors, most of which related to U.S. super senior ABS CDOs. To a lesser extent, net revenues were also impacted by net write-downs of $925 million related to leveraged finance exposures, $421 million related to the U.S. banks investment securities portfolio and $782 million related to residential mortgage exposures. The net write-downs were partially offset by a net benefit of $2.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Global Markets and Investment Banking (GMI)

GMI recorded net revenues of negative $690 million and a pre-tax loss of $4.0 billion for the first quarter of 2008, as the challenging market conditions resulted in net losses in FICC and lower revenues in Equity Markets and Investment Banking compared with the prior-year period. GMI’s first quarter net revenues included a net benefit of approximately $2.1 billion (approximately $1.4 billion in FICC and $700 million in Equity Markets) due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Net revenues from GMI’s three major business lines were as follows:

FICC net revenues were negative $3.4 billion for the quarter, impacted primarily by net losses related to U.S. ABS CDOs and credit valuation adjustments related to hedges with financial guarantors. To a lesser extent, FICC was impacted by net write-downs related to leveraged finance and residential mortgage exposures. These net write-downs more than offset record net revenues in interest rate products and currencies for the quarter. Net revenues for the other major FICC businesses declined on a year-over-year basis, as the environment for those businesses was materially worse than the year-ago quarter.

Equity Markets net revenues declined 21% from the prior-year quarter to $1.9 billion, as increases from most client-related businesses were more than offset by declines from the principal-related businesses. Net revenues for financing and services and cash equity trading increased year-over-year, while equity-linked trading was down from its strong performance in the first quarter of 2007. The private equity business recorded negative net revenues of $207 million, down approximately $650 million from the prior-year quarter, and net revenues from the Strategic Risk Group and hedge fund investments declined approximately $450 million year-over-year.

Investment Banking net revenues were $805 million, down 40% from the strong performance in the 2007 first quarter, reflecting lower net revenues in debt and equity origination, as industry-wide deal volumes for leveraged finance and initial public offerings significantly decreased in the quarter from the high activity levels in the year-ago period. While strategic advisory revenues also declined slightly from the year-ago quarter, the business showed strength, as the revenue decline compared with the year ago quarter was less than the year-over-year decline in industry transaction volumes.

Global Wealth Management (GWM)

GWM generated record net revenues for the first quarter of 2008, reflecting continued positive momentum in Global Private Client (“GPC”) and Global Investment Management (“GIM”). GWM’s first quarter 2008 net revenues were a record at $3.6 billion, up 8% from the first quarter of 2007. GWM’s first quarter 2008 pre-tax earnings of $720 million were down 8% year-over-year, as we fully reserved for an $80 million client receivable. The pre-tax profit margin was 20.0%, down from 23.5% in the prior-year period. Net revenues from GWM’s major business lines were as follows:

GPC net revenues for the first quarter were $3.3 billion, up 7% from the prior-year period, reflecting increases across all revenue lines and the inclusion of results from First Republic Bank (“First Republic”), which we acquired on September 21, 2007. Year-on-year, performance was driven by strong fee-based revenue growth, as well as record net interest revenues driven by the addition of First Republic and increased deposits. Transaction and origination revenues were also up from the prior-year quarter due to increased client transaction volumes in secondary markets, which were partially offset by reduced U.S. origination revenues from closed-end funds and equity products.

GIM first quarter 2008 net revenues increased 15% year-over-year to $299 million, due largely to increased revenues from our investment in BlackRock.

Discontinued Operations

On August 13, 2007, we announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, we agreed to sell Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion. The sale of MLIG was completed in the fourth quarter of 2007. We have included the results of MLIG within discontinued operations for all periods presented. We previously reported the results of MLIG in the GWM business segment.

On December 24, 2007, we announced that we had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. We have included the results of Merrill Lynch Capital within discontinued operations for all periods presented. We previously reported results of Merrill Lynch Capital in the GMI business segment.

Net earnings from discontinued operations in the first quarter of 2008 were $7 million compared to net earnings of $128 million in the year ago quarter. The decline in net earnings is due to the first quarter of 2008 results only including Merrill Lynch Capital for a partial quarter prior to its sale on February 4, 2008, whereas discontinued operations for the first quarter of 2007 includes results from both MLIG and Merrill Lynch Capital for a full quarter. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information.

Restructuring

On April 17, 2008, we announced that we intend to reduce the number of employees from 2007 year-end levels by approximately 4,000 employees, or 10%, excluding FAs and investment associates. Employee reductions will be targeted primarily in GMI and support areas, and will not impact our FA or investment associate populations. Cost savings from this reduction currently are expected to be approximately $800 million on an annualized basis, including approximately $600 million for the remainder of 2008. As a result, we expect to record a restructuring charge of approximately $350 million in the second quarter of 2008.

Business Environment and Outlook(1)

Conditions in the global financial markets continued to be difficult during the first quarter of 2008. Global economic growth slowed, and conditions in the credit markets deteriorated during the period, particularly during the end of the quarter, with broad dislocation, a lack of liquidity, de-leveraging, significant volatility in most markets, a widening in credit spreads and declining asset values. These conditions lowered business and consumer confidence and increased concerns about liquidity, corporate earnings and future economic growth. During the first quarter of 2008, major U.S. and global equity market indices declined, credit spreads continued to widen in the fixed income markets, and oil prices and other commodity prices rose significantly. Investment banking transaction activity slowed significantly during the quarter. Global completed merger and acquisition volumes for the first quarter of 2008 were $900 billion, a decrease of 38% from the fourth quarter of 2007 and 9% from the prior year period. Global announced merger and acquisition volumes for the first quarter of 2008 were $870 billion, a decrease of 25% from the fourth quarter of 2007 and 21% from the prior year period. Global and U.S. debt and equity underwriting volumes during the first quarter of 2008 were $1.3 trillion and $631 billion, respectively, decreases of 40% and 42%, respectively, from the prior year period.

In the United States, economic activity declined and was primarily driven by lower domestic demand and consumer spending, as weakness in the credit markets and difficult conditions in the residential housing market persisted, although the depreciation of the U.S. dollar against other major currencies had a favorable impact on U.S. exports. The rate of unemployment also increased during the quarter. In response to these conditions, the U.S. Federal Reserve Board (the “Fed”) reduced the federal funds target rate to 2.25% from 4.25% and also reduced the discount rate by an aggregate of 2.25% during the first quarter of 2008. In addition, in March 2008, the Fed announced the creation of new lending facilities available to primary U.S. government bond dealers in an effort to provide enhanced liquidity within the financial services sector. In April 2008, the Fed lowered the federal funds target rate and the discount rate by an additional 0.25%.

Economic growth in Europe appeared to moderate during the quarter, as the disruption in the global financial markets and higher oil prices affected spending and consumer confidence. The European Central Bank left its benchmark interest rate unchanged during the quarter, although the Bank of England reduced interest rates by 0.25% during the quarter and by an additional 0.25% in April 2008.

Economic growth also decelerated in Japan, reflecting difficult conditions in the housing sector and lower export demand, which was affected by the appreciation of the Japanese yen against the major currencies, including the U.S. dollar. The Bank of Japan left interest rates unchanged during the quarter. The Chinese economy continued to grow, albeit at a slower pace, as export demand was affected by the weaker economic conditions globally. The People’s Bank of China left its benchmark lending rate unchanged during the quarter.

Taking into consideration the challenges of the current credit environment, the long-term outlook for the majority of our core businesses — including Investment Banking, Equity Markets, Global Wealth Management, and certain FICC businesses — remains generally favorable.

In Equity markets, we anticipate continued strong market volumes and above-average levels of volatility, which drive activity in our businesses. Demand for our products across the client segments remains strong. Substantial volatility in interest rates and currencies will continue to drive demand for customized solutions from our corporate clients and strength in associated segments of our FICC business. Although public issuance markets have contracted worldwide, we see growing opportunity in our Investment Banking businesses from private financing solutions, and remain positive on the long-

(1)  Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

term trends for merger and acquisition transactions, particularly in cross-border activity and the consolidation of globally fragmented sectors. Finally, we expect continued positive impact in Global Wealth Management from increased customer flows from the asset reallocation associated with the de-risking of portfolios, and growing wealth outside the U.S.

In addition to positive business dynamics, we expect to be able to leverage our geographically diverse positioning and, in particular, our focus on Emerging Markets. We will continue to expand and pursue growth opportunities in our businesses in Latin America, Brazil and other emerging markets, including India, China and Russia.

The challenging market conditions, however, will continue to have an ongoing impact on our businesses. While dislocation in the credit markets has somewhat moderated due to the coordinated interventions of the Fed and other central banks, the risk of spread widening remains and the threat of rating agency downgrades of structured securities continues to impact the financial services industry. A sustained de-leveraging across the industry would have a negative impact on asset prices and asset flows, which would have implications on certain financing businesses. In addition, a further decline in interest rates and certain market indices would have an adverse impact on revenues from certain products. Finally, the slowdown in U.S. economic growth and the potential for inflationary pressures could also have significant impact on our businesses in the United States, and while Emerging Markets currently appear strong, a decrease in certain commodity prices from their recent highs could have significant implications on some key markets.

Consolidated Results Of Operations

(dollars in millions, except per share amounts)
	For the Three Months Ended
	Mar. 28,	Mar. 30,	%
	2008	2007	Change

Revenues
Principal transactions	$(2,418)	$2,734	N/M %
Commissions	1,889	1,713	10
Managed account and other fee-based revenues	1,455	1,284	13
Investment banking	917	1,510	(39)
Earnings from equity method investments	431	310	39
Other	(1,449)	840	N/M

	825	8,391	(90)
Interest and dividend revenues	11,861	12,721	(7)
Less interest expense	9,752	11,509	(15)

Net interest profit	2,109	1,212	74

Revenues, net of interest expense	2,934	9,603	(69)

Non-interest expenses
Compensation and benefits	4,196	4,854	(14)
Communications and technology	555	479	16
Brokerage, clearing, and exchange fees	387	310	25
Occupancy and related depreciation	309	265	17
Professional fees	242	226	7
Advertising and market development	176	155	14
Office supplies and postage	57	59	(3)
Other	313	354	(12)

Total non-interest expenses	6,235	6,702	(7)

Pre-tax (loss)/earnings from continuing operations	(3,301)	2,901	N/M
Income tax (benefit)/expense	(1,332)	871	N/M

Net (loss)/earnings from continuing operations	(1,969)	2,030	N/M

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(25)	194	N/M
Income tax (benefit)/expense	(32)	66	N/M

Net earnings from discontinued operations	7	128	N/M

Net (loss)/earnings	(1,962)	2,158	N/M
Preferred stock dividends	174	52	N/M

Net (loss)/earnings applicable to common stockholders	$(2,136)	$2,106	N/M

Basic (loss)/earnings per common share from continuing operations	$(2.20)	$2.35	N/M
Basic earnings per common share from discontinued operations	0.01	0.15	N/M

Basic (loss)/earnings per common share	$(2.19)	$2.50	N/M

Diluted (loss)/earnings per common share from continuing operations	$(2.20)	$2.12	N/M
Diluted earnings per common share from discontinued operations	0.01	0.14	N/M

Diluted (loss)/earnings per common share	$(2.19)	$2.26	N/M

Return on average common stockholders’ equity from continuing operations	N/M	21.8%
Return on average common stockholders’ equity	N/M	23.2%
Book value per share	$25.93	$42.25	(39)

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not Meaningful

Quarterly Consolidated Results of Operations

Our net loss from continuing operations for the first quarter of 2008 was $2.0 billion compared with net earnings from continuing operations of $2.0 billion in the first quarter of 2007, due primarily to a 69% decline in net revenues. The decrease in net revenues was primarily driven by our credit and structured finance and investments businesses. These businesses were impacted by the continued deterioration of the credit markets during the first quarter of 2008, resulting in net losses on our U.S. ABS CDO, sub-prime, Alt-A and Non-U.S. residential mortgage positions and leveraged finance commitments. Losses per diluted share from continuing operations were $2.20 for the first quarter of 2008, compared with earnings per diluted share from continuing operations of $2.12 for the year-ago quarter. Net earnings from discontinued operations were $7 million in the first quarter of 2008 compared with $128 million in the first quarter of 2007.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $2.4 billion compared with $2.7 billion in the year-ago quarter driven primarily by losses in our credit and structured finance and investment businesses, which includes our U.S. ABS CDO and residential mortgage-related businesses. The difficult credit environment during the first quarter of 2008, evidenced by widening credit spreads, forced liquidations, high volatility, lack of market liquidity for many credit products, and the U.S. housing market downturn, all contributed to the decline in these businesses. These losses were partially offset by record net revenues for the quarter generated from our interest rate products and currencies businesses, as well as gains arising from the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Principal transactions revenues are primarily reported in our GMI business segment. Refer to the FICC and Equity Markets discussions within the GMI business segment results for additional details.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $2.1 billion, up 74% from the year-ago quarter primarily due to higher returns on interest bearing assets reflecting an overall increase in our bond portfolio, higher net interest revenues from spreads earned in connection with our resale and repurchase agreements, higher dividends received within our Equity business, and the inclusion of net interest revenues from First Republic. Net interest profit is reported in both our GMI and GWM business segments.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commission revenues were $1.9 billion, up 10% from the year-ago quarter, due primarily to an increase in our global cash equity trading business, driven by volume growth in both our electronic trading and portfolio trading businesses. Commissions revenues are generated by our GMI and GWM business segments.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.5 billion, up 13% from the year-ago quarter, driven primarily by higher asset-based fees in GWM, including the impact of fee-based accounts from First Republic. Managed accounts and other fee-based revenues are primarily generated by our GWM business segment. Refer to the GWM business segment discussion for additional details.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $917 million, down 39% from the year-ago quarter, driven by lower net revenues from debt and equity origination, as transaction volumes for leveraged finance and initial public offerings significantly decreased this quarter from the high activity levels in the year-ago period. Investment banking revenues are primarily reported in our GMI business segment but also include origination revenues in GWM. Refer to the Investment Banking discussion within the GMI business segment results for additional details.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $431 million, up 39% from the year-ago quarter primarily driven by increased earnings from our investments in BlackRock and certain partnerships. Refer to Note 5 of the 2007 Annual Report for further information on equity method investments.

Other revenues include gains/(losses) on investment securities, including certain available-for-sale securities, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items. Other revenues were negative $1.4 billion, compared with $840 million in the year-ago quarter. The decrease primarily reflects write-downs of approximately $900 million on leveraged finance commitments, a decrease in the value of our private equity investments of approximately $600 million due primarily to the decline in value of our publicly traded investments, and other than temporary impairment charges on available-for-sale securities of approximately $400 million.

Compensation and benefits expenses were $4.2 billion for the first quarter of 2008, down 14% from $4.9 billion in the year-ago quarter due to a decline in compensation expense accruals reflecting lower net revenues.

Non-compensation expenses were $2.0 billion for the first quarter of 2008, up 10% from the year-ago quarter. Communication and technology costs were $555 million, up 16% due primarily to costs related to ongoing technology investments and higher market data information costs. Brokerage, clearing, and exchange fees were $387 million, up 25% due to higher exchange fees, brokerage fees and bank fees, primarily associated with increased transaction volumes within GMI. Occupancy and related depreciation costs were $309 million, up 17% due principally to higher office rental expenses associated with increased office space, including the impact of First Republic. Advertising and market development costs were $176 million, up 14% due primarily to increased deal-related expenses within GMI and additional expenses related to First Republic. Other expenses were $313 million, down 12% due primarily to lower minority interest expenses associated with certain consolidated investments, partially offset by an $80 million reserve related to a client receivable within GWM.

Income Taxes

Income taxes from continuing operations for the first quarter were a net credit of $1.3 billion, reflecting tax benefits associated with Merrill Lynch’s pre-tax losses. The first quarter 2008 effective tax rate was 40.4%, compared with 30.0% for the first quarter of 2007. The increase in the effective tax rate primarily reflected changes in the geographic mix of earnings.

U.S. ABS CDO and Other Mortgage-Related Activities

The challenging market conditions that existed during the second half of 2007, particularly those relating to U.S. ABS CDOs and sub-prime residential mortgages, continued through the first quarter of 2008. Although the greatest impact to date had been on the U.S. sub-prime residential mortgage products, the adverse conditions in the credit markets spread during the quarter to other products, including U.S. Alt-A, Non-U.S. residential mortgages and commercial real estate. In addition, these conditions also negatively affected leveraged lending transactions and our exposure to monoline financial guarantors. At March 28, 2008, we maintained exposures to these markets through securities, derivatives, loans and loan commitments. The following discussion details our activities and net exposures as of March 28, 2008.

U.S. Sub-Prime Residential Mortgage-Related Activities

We define sub-prime mortgages as single-family residential mortgages displaying more than one high risk characteristic, such as: (i) the borrower has a low FICO score (generally below 660); (ii) a high loan-to-value (“LTV”) ratio (LTV greater than 80% without borrower paid mortgage insurance); (iii) the borrower has a high debt-to-income ratio (greater than 45%); or (iv) stated/limited income documentation. Sub-prime mortgage-related securities are those securities that derive more than 50% of their value from sub-prime mortgages.

As part of our U.S. sub-prime residential mortgage-related activities, sub-prime mortgage loans were originated through First Franklin or purchased in pools from third-party originators for subsequent sale or securitization. Mortgage-backed securities are structured based on the characteristics of the underlying mortgage collateral, sold to investors and subsequently traded in the secondary capital markets. As a result of the significant deterioration in the sub-prime mortgage market, we have discontinued originating and currently are not purchasing sub-prime residential mortgages.

At March 28, 2008, our U.S. sub-prime residential mortgage-related net exposures were $1.4 billion, down significantly from $2.7 billion at December 28, 2007, as a result of unrealized losses, sales of whole loans, and increased hedge positions. Our U.S. sub-prime residential mortgage net exposure (excluding Merrill Lynch’s bank sub-prime residential mortgage-related securities portfolio, which is described in U.S. Banks Investment Securities Portfolio below) consisted of the following:

•	Sub-prime whole loans: First Franklin originated mortgage loans through its retail and wholesale channels. Additionally, we purchased pools of whole loans from third-party mortgage originators. As a result of the significant deterioration in the sub-prime mortgage market, we have discontinued originating and are currently not purchasing sub-prime residential mortgages. Prior to their sale or securitization, whole loans are predominantly reported on our Condensed Consolidated Balance Sheets in loans, notes and mortgages, and we account for such loans as held for sale. We value securitizable whole loans on an “as-if” securitized basis based on estimated performance of the underlying mortgage pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations. Key characteristics include underlying borrower credit quality and collateral performance, mortgage terms and conditions, assumptions on prepayments, delinquencies and defaults. Non-securitizable loans are valued using a combination of discounted liquidation value and re-performing value.

•	Residuals: We retain and purchase mortgage residual interests, which represent the subordinated classes and equity/first-loss tranches from our residential mortgage-backed securitization activities. We have retained residuals from the securitizations of third-party whole loans we have purchased as well as from our First Franklin loan originations.

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

•	Residential mortgage-backed securities (“RMBS”): We have secondary trading exposures related to our RMBS business, which consist of trading activity including RMBS securities, single name credit default swaps (“CDS”) and indices. We value RMBS securities based on observable prices and securitization cash flow model analysis.

•	Warehouse lending: Warehouse loans represent collateralized revolving loan facilities to originators of financial assets, such as sub-prime residential mortgages. These mortgages typically serve as collateral for the facility. We generally value these loans at amortized cost with an allowance for loan losses established for credit losses estimated to exist in the portfolio unless deemed to be permanently impaired. In the case of an impairment, the loan receivable value is adjusted to reflect the valuation of the whole loan collateral underlying the facility if the value is less than amortized cost.

Other Residential Mortgage-Related Activities

In addition to our U.S. sub-prime related net exposures, we also had net exposures related to other residential mortgage-related activities. These activities consist of the following:

•	U.S. Alt-A: We had net exposures of $3.2 billion at March 28, 2008, which consisted primarily of residential mortgage-backed securities collateralized by Alt-A residential mortgages. These net exposures resulted from secondary market trading activity or were retained from our securitizations of Alt-A residential mortgages, which were purchased from third-party mortgage originators. We do not originate Alt-A mortgages. Net exposures related to Alt-A mortgages increased during the quarter primarily due to additional purchases, as a result of a third party liquidation, which were partially offset by sales and net losses.

We define Alt-A mortgages as single-family residential mortgages that are generally higher credit quality than sub-prime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (“CLTV”) ratio (CLTV greater than 80%); (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits.

•	U.S. Prime: We had net exposures of $30.8 billion at March 28, 2008, which consisted primarily of prime mortgage whole loans, including approximately $15 billion of prime loans originated primarily with GWM clients and approximately $10 billion of prime loans originated by First Republic, an operating division of Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”). Net exposures related to U.S. prime residential mortgages increased during the quarter primarily due to new originations. To a lesser extent, we also purchase prime whole loans from third-party originators for securitization.

•	Non-U.S.: We had net exposures of $8.8 billion at March 28, 2008, which consisted primarily of residential mortgage whole loans originated in the United Kingdom, as well as through mortgage originators in the Pacific Rim. Non-U.S. net exposures decreased during the quarter primarily due to a securitization in the United Kingdom.

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our U.S. banks for investment purposes, which is described in the U.S. Banks Investment Securities Portfolio section below.

(dollars in millions)

	Net Exposures	Gain/(Loss)	Other Net	Net Exposures
	as of Dec. 28,	Reported in	Changes in	as of Mar. 28,
	2007(1)	Income(2)	Net Exposures(3)	2008

Residential mortgage-related net exposures and losses (excluding U.S. Banks investment securities portfolio):
U.S. Sub-prime:
Warehouse lending	$137	$(1)	$(24)	$112
Whole loans	994	17	(405)	606
Residuals	855	(363)	(38)	454
Residential mortgage-backed securities	723	41	(501)	263

Total U.S. sub-prime	2,709	(306)	(968)	1,435
U.S. Alt-A	2,687	(402)	887	3,172
U.S. Prime	27,789	31	2,930	30,750
Non-U.S.	9,379	(105)	(505)	8,769

Total	$42,564	$(782)	$2,344	$44,126

(1)	The previously reported net exposures of $43.6 billion as of December 28, 2007 have been adjusted primarily to exclude mortgage servicing rights and certain First Republic loans, which have been reclassified as commercial real estate exposures.
(2)	Primarily represents unrealized losses on net exposures.
(3)	Represents purchases, sales, hedges, paydowns, changes in loan commitments and related funding.

U.S. ABS CDO Activities

In addition to our U.S. sub-prime residential mortgage-related exposures, we have exposure to U.S. ABS CDOs, which are securities collateralized by a pool of asset-backed securities (“ABS”), for which the underlying collateral is primarily sub-prime residential mortgage loans.

We engaged in the underwriting and sale of U.S. ABS CDOs, which involved the following steps: (i) determining investor interest or responding to inquiries or mandates received; (ii) engaging a CDO collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the U.S. ABS CDO securities; (iii) obtaining credit ratings from one or more rating agencies for U.S. ABS CDO securities; (iv) securitizing and pricing the various tranches of the U.S. ABS CDO at representative market rates; and (v) distributing the U.S. ABS CDO securities to investors or retaining them for Merrill Lynch. As a result of the significant deterioration in the sub-prime mortgage market, we currently are not underwriting U.S. ABS CDOs.

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

Despite the credit rating of these ABS CDO securities (typically AAA at inception of the underwriting), their fair value at March 28, 2008, reflected unprecedented market illiquidity and the significant deterioration in the value of the underlying sub-prime mortgage collateral. Additionally, rating agencies have been actively reviewing, and in some cases downgrading, these assets and we expect that they will continue to be subject to ongoing rating agency review in the near term.

For total U.S. super senior ABS CDOs, long exposures were $26.3 billion and short exposures were $19.8 billion at March 28, 2008, compared with long exposures of $30.4 billion and short exposures of $23.6 billion at December 28, 2007. Short exposures primarily consist of purchases of credit default swap protection from various third parties, including financial guarantors, insurers and other market participants.

Secondary Trading Exposures Related to the ABS CDO Business

We have secondary trading exposures related to our ABS CDO business, which consist of trading activity including CDO securities, single name CDS and indices.

The following table provides a summary of our U.S. super senior ABS CDO net exposures and our secondary trading exposures related to our ABS CDO business as of March 28, 2008. Derivative exposures are represented by their notional amounts as opposed to fair value.

(dollars in millions)

	Net Exposures	Gain/(Loss)	Other Net	Net Exposures
	as of Dec. 28,	Reported in	Changes in	as of Mar. 28,
	2007	Income(1)	Net Exposures(2)	2008

U.S. ABS CDO net exposures and losses:
U.S. super senior ABS CDO net exposures and losses:
High-grade	$4,380	$(1,731)	$1,472	$4,121
Mezzanine	2,184	38	27	2,249
CDO-squared	271	(89)	5	187

Total super senior ABS CDO net exposures and losses	6,835	(1,782)	1,504	6,557
Secondary trading	(1,721)	310	1,525	114

Total(3)	$5,114	$(1,472)	$3,029	$6,671

(1)	Primarily represents unrealized losses on net exposures. Amounts exclude credit valuation adjustments of negative $2.2 billion for the 2008 first quarter ($4.8 billion life-to-date) related to financial guarantor exposures on U.S. super senior ABS CDOs. See table below regarding financial guarantor exposures.
(2)	Primarily consists of the impact of hedge ineffectiveness and other hedging activity, transactions executed, and amortization during the period.
(3)	Hedges are affected by a variety of factors that impact the degree of their effectiveness. These factors may include differences in attachment point, timing of cash flows, control rights, litigation, the creditworthiness of the counterparty, limited recourse to counterparties and other basis risks.

Financial Guarantors

We hedge a portion of our long exposures of U.S. super senior ABS CDOs with various market participants, including financial guarantors. We define financial guarantors as monoline insurance companies that provide credit support for a security either through a financial guaranty insurance policy on a particular security or through an instrument such as a CDS. Under a CDS, the financial guarantor generally agrees to compensate the counterparty to the swap for the deterioration in the value of the underlying security upon an occurrence of a credit event, such as a failure by the underlying obligor on the security to pay principal and/or interest.

We hedged a portion of our long exposures to U.S. super senior ABS CDOs with certain financial guarantors through the execution of CDS that are structured to replicate standard financial guaranty insurance policies, which provide for timely payment of interest and/or ultimate payment of principal at their scheduled maturity date. CDS gains and losses are based on the fair value of the referenced ABS CDOs. Depending upon the creditworthiness of the financial guarantor hedge counterparties, we may record credit valuation adjustments in estimating the fair value of the CDS.

At March 28, 2008, our short exposures from CDS with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $10.9 billion, which represented CDS with a notional amount of $18.8 billion that have been adjusted for mark-to-market gains of $7.8 billion. The fair value of these credit default swaps at March 28, 2008 was $3.0 billion, after taking into account credit valuation adjustments of $4.8 billion related to certain financial guarantors. We also have credit derivatives with financial guarantors on other referenced assets. The fair value of these credit derivatives at March 28, 2008 was $5.1 billion, after taking into account a $1.4 billion credit valuation adjustment.

We continue to monitor industry and company specific developments. Credit deterioration of the financial guarantors who are counterparties to our credit derivatives could continue to have an adverse effect on our financial performance.

In April 2008, CDS on senior tranches of two super senior ABS CDOs were terminated because, following defaults on the underlying ABS CDOs, the financial guarantor on the CDS for the senior tranches provided different voting instructions to Merrill Lynch than the financial guarantor on the CDS counterparty junior tranches. Merrill Lynch elected not to follow the instructions of the CDS counterparty on the senior tranches (which were of lesser value to Merrill Lynch) and, as a result, the two CDS contracts on the senior tranches were terminated. The terminated CDS contracts had a fair value of $45 million and an aggregate notional amount of $1.1 billion, and the write-offs of the fair value and notional amounts of the CDS contracts were taken in the first quarter of 2008. There are four other CDS contracts in which two different guarantors guarantee the senior and junior tranches of super senior ABS CDOs and in which it is, therefore, possible that at some future date Merrill Lynch may receive consistent or inconsistent instructions from the guarantors of the different tranches. The fair value and notional amount of these four CDSs on senior tranches of super senior ABS CDOs, which are included in the table set forth below, was $149 million and $3.1 billion, respectively, as of March 28, 2008.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs as of March 28, 2008.

(dollars in millions)

	Financial Guarantor Exposure on U.S. Super Senior ABS CDOs as of March 28, 2008

		Notional of CDS,	Mark-to-Market
		Net of Gains Prior	Gains Prior
		to Credit	to Credit	Credit
	Notional of	Valuation	Valuation	Valuation	Mark-to-Market
	CDS(1)	Adjustment(2)	Adjustments(3)	Adjustments(4)	Value of CDS

Credit default swaps with financial guarantors:
By counterparty credit quality(5):
AAA	$(6,756)	$(5,065)	$1,691	$(438)	$1,253
AA	-	-	-	-	-
A	(5,347)	(1,907)	3,440	(1,646)	1,794
BBB	-	-	-	-	-
Non-investment grade or unrated	(6,649)	(3,945)	2,704	(2,704)	-

Total	$(18,752)	$(10,917)	$7,835	$(4,788)	$3,047

(1)	The gross notional amount of CDS purchased as protection for U.S. super senior ABS CDOs was $18.8 billion and $19.9 billion at March 28, 2008 and December 28, 2007, respectively. This decline primarily resulted from the firm’s decision to consider $1.1 billion notional amount of certain hedges with a highly rated financial guarantor as ineffective, resulting in a write-off of $45 million. Amounts do not include counterparty exposure with financial guarantors for other asset classes.
(2)	The notional of the total CDS, net of gains prior to credit valuation adjustments, was $10.9 billion and $13.8 billion at March 28, 2008 and December 28, 2007, respectively.
(3)	Represents life-to-date mark-to-market gains prior to credit valuation adjustments. Amount was $1.8 billion for the quarter ended March 28, 2008.
(4)	Represents life-to-date credit valuation adjustments. Amount was $2.2 billion for the 2008 first quarter.
(5)	Represents rating agency credit ratings as of March 28, 2008.

U.S. Banks Investment Securities Portfolio

The investment securities portfolio of MLBUSA and MLBT-FSB includes investment securities comprising various asset classes. The investment portfolio includes sub-prime mortgage-related securities, as well as ABS CDOs whose underlying collateral includes certain sub-prime residential mortgage-backed securities.

The cumulative pre-tax balance in other comprehensive (loss)/income related to this portfolio was approximately negative $5.4 billion as of March 28, 2008. Investment securities are reviewed at least quarterly to assess whether any impairment is other-than-temporary. The determination of other-than-temporary impairment requires judgment and will depend on several factors, including but not limited to the severity and duration of the decline in value of the investment securities and the financial condition of the issuer. Our impairment review generally includes:

•	Identifying investments with indicators of possible impairment;
•	Analyzing individual investments with fair value less than amortized cost, including estimating future cash flows, and considering the length of time and extent to which the investment has been in an unrealized loss position;

•	Discussion of evidential matters, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment; and
•	Documenting the analysis and conclusions.

To the extent that we have the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment, no impairment charge will be recognized.

The following table provides a summary of our U.S. banks investment securities portfolio net exposures and losses.

(dollars in millions)

			Unrealized	Other
	Net Exposures	Gain/(Loss)	Gain/(Loss)	Net Changes	Net Exposures
	as of Dec. 28,	Reported in	Included in OCI	in Net	as of Mar. 28,
	2007	Income(1)	(pre-tax)(2)	Exposures(3)	2008

U.S. Banks Investment Securities Portfolio
Sub-prime residential mortgage-related net exposures:
Sub-prime residential mortgage-backed securities	$3,910	$(5)	$(599)	$(101)	$3,205
ABS CDOs	251	(121)	5	(13)	122

Total sub-prime residential mortgage-related securities	4,161	(126)	(594)	(114)	3,327
Other net exposures:
Alt-A residential mortgage-backed securities	7,120	(182)	(1,436)	(172)	5,330
Commercial mortgage-backed securities	5,791	(37)	(679)	13	5,088
Prime residential mortgage-backed securities	4,174	(8)	(303)	(283)	3,580
Non-residential asset-backed securities	1,214	(10)	(48)	(168)	988
Non-residential CDOs	903	(65)	(61)	(7)	770
Agency residential asset-backed securities	-	9	-	523	532
Other	240	(2)	(17)	8	229

Total	$23,603	$(421)	$(3,138)	$(200)	$19,844

(1)	Primarily represents unrealized losses on net exposures.
(2)	Represents write-downs on SFAS 115 investment securities, which are reported net of taxes in other comprehensive (loss)/income (“OCI”).
(3)	Primarily represents principal paydowns, purchases and sales.

Commercial Real Estate

As of March 28, 2008, net exposures related to commercial real estate totaled approximately $21.3 billion, down from $22.2 billion at the end of 2007, as a number of asset sales during the quarter were partially offset by new originations from First Republic and foreign currency translations. These amounts exclude $4 billion of net exposures sold to GE Capital during the quarter. Net gains related to the firm’s commercial real estate net exposures, excluding ML Capital, were $53 million during the first quarter of 2008.

Business Segments

Our operations are organized into two business segments: GMI and GWM. We also record revenues and expenses within a “Corporate” category. Corporate results primarily include the impact of junior subordinated notes (related to trust preferred securities), gains and losses related to ineffective interest rate hedges on certain qualifying debt, and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. Net revenues and pre-tax earnings recorded within Corporate for the first quarter of 2008 were $25 million and $26 million, respectively, as compared with negative net revenues and pre-tax losses of $90 million in the prior year period. The increase in net revenues and pre-tax earnings was primarily attributable to gains associated with ineffective interest rate hedges on certain debt in the first quarter of 2008 as compared to losses on these hedges in the first quarter of 2007.

The following segment results represent the information that is relied upon by management in its decision-making processes. Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 2 of the 2007 Annual Report for further information. Segment results are presented from continuing operations and exclude results from discontinued operations. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on discontinued operations.

Global Markets and Investment Banking

GMI Results of Operations

(dollars in millions)

	For the Three Months Ended
	Mar. 28,	Mar. 30,	%
	2008	2007	Change

Global Markets
FICC	$(3,378)	$2,625	N/M
Equity Markets	1,883	2,386	(21)

Total Global Markets revenues, net of interest expense	(1,495)	5,011	N/M

Investment Banking Origination:
Debt	231	586	(61)
Equity	199	363	(45)
Strategic Advisory Services	375	399	(6)

Total Investment Banking revenues, net of interest expense	805	1,348	(40)

Total GMI revenues, net of interest expense	(690)	6,359	N/M

Non-interest expenses	3,357	4,152	(19)

Pre-tax (loss)/earnings from continuing operations	$(4,047)	$2,207	N/M

Pre-tax profit margin	N/M	34.7%

N/M = Not Meaningful

GMI recorded negative net revenues and a pre-tax loss from continuing operations for the first quarter of 2008 of $690 million and $4.0 billion, respectively, as challenging market conditions resulted in net losses in FICC and lower revenues in Equity Markets and Investment Banking.

Fixed Income, Currencies and Commodities (FICC)

FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments and other revenues.

During the first quarter of 2008, FICC net revenues were negative $3.4 billion as record revenues in global rates and global currencies were more than offset by losses associated with U.S. ABS CDOs, residential mortgages and leveraged finance activities. FICC’s first quarter 2008 net revenues include a net benefit of approximately $1.4 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities.

During the first quarter of 2008, FICC was adversely impacted by the continuing broad dislocation and de-leveraging across the credit markets and significant volatility, widening of credit spreads and asset repricing. The combination of these market conditions resulted in approximately $1.5 billion of net write-downs in the first quarter of 2008 related to our U.S. ABS CDOs. In addition, as a result of the deteriorating environment for financial guarantors, FICC net revenues also included credit valuation adjustments related to our hedges of negative $3.0 billion, including negative $2.2 billion related to U.S. super senior ABS CDOs. FICC net revenues were also impacted by write-downs related to our U.S. sub-prime, U.S. Alt-A and Non-U.S. residential mortgages aggregating approximately $800 million during the first quarter of 2008. FICC also recognized losses related to our leveraged finance commitments of approximately $925 million, and our U.S. banks investment securities portfolio of $421 million.

Partially offsetting these losses were record performances in our global interest rates and global currencies businesses, which were up almost 100%, compared to the prior year. Our interest rates business benefited from strong client flow in interest rate swaps and options and increases in both market and interest rate volatility. Our global currencies business performed well in all regions as a result of favorable market conditions, increased volatility and increased client flow.

Equity Markets

Equity Markets net revenues include commissions, principal transaction revenues and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from certain equity method investments, changes in fair value of private equity investments, and other revenues.

In the first quarter of 2008, Equity Markets net revenues were $1.9 billion, down 21% from the prior-year period, as increases from most client-related businesses were more than offset by declines from the principal-related businesses. Equity Markets first quarter 2008 net revenues include a net benefit of approximately $700 million related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. Net revenues from financing and services were up 20% compared with the year-ago quarter driven by an increase in average prime brokerage balances. Net revenues from cash equity trading was up 4% compared with the prior year quarter driven primarily by increases in electronic trading. Net revenues from the private equity business declined approximately $650 million from the strong prior-year period to negative $207 million primarily due to decreases in the value of publicly traded investments. Net revenues from the Strategic Risk Group and hedge fund investments declined approximately $450 million from the first quarter of 2007.

Investment Banking

Investment Banking net revenues for the first quarter of 2008 were $805 million, down 40% from the year-ago quarter due primarily to lower net revenues from debt and equity origination activities.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity, and equity-linked securities, as well as loan syndication fees.

Origination net revenues in the first quarter of 2008 were $430 million, down 55% from the year-ago quarter. Debt origination revenues were down 61% from the year-ago quarter, primarily due to decreased activity levels for leveraged finance. Equity origination net revenues were down 45% from the prior-year period, resulting from lower transaction volume and initial public offerings.

Strategic Advisory Services

Strategic advisory services net revenues, which include merger and acquisition and other advisory fees, were $375 million in the first quarter of 2008, a decrease of 6% from the year-ago quarter, primarily reflecting lower industry-wide transaction activity.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended

	Mar. 28,	Mar. 30,	%
	2008	2007	Change

GPC
Fee-based revenues	$1,625	$1,473	10
Transactional and origination revenues	926	911	2
Net interest profit and related hedges(1)	638	592	8
Other revenues	111	97	14

Total GPC revenues, net of interest expense	3,300	3,073	7
GIM
Total GIM revenues, net of interest expense	299	261	15

Total GWM revenues, net of interest expense	3,599	3,334	8

Non-interest expenses	2,879	2,550	13
Pre-tax earnings from continuing operations	$720	$784	(8)

Pre-tax profit margin	20.0%	23.5%
Total Financial Advisors	16,660	15,930

(1)	Includes the interest component of non-qualifying derivatives, which are included in other revenues on the Condensed Consolidated Statements of (Loss)/Earnings.

GWM generated record net revenues of $3.6 billion for the first quarter of 2008, up 8% from the first quarter of 2007, reflecting higher net revenues in both GPC and GIM. GWM’s first quarter 2008 pre-tax earnings of $720 million were down 8% from the prior-year quarter. The decline was primarily due to higher non-interest expenses, including a reserve for an $80 million client receivable recorded in the first quarter of 2008. The pre-tax profit margin in the first quarter of 2008 was 20.0%, down from 23.5% in the prior-year period primarily reflecting higher non-interest expenses, including the client receivable reserve.

Global Private Client

GPC’s first quarter 2008 net revenues were $3.3 billion, up 7% from the year-ago period, reflecting increases across all revenue lines and the inclusion of revenues from First Republic, which we acquired on September 21, 2007.

Financial Advisor headcount was 16,660 at the end of the first quarter of 2008, a decline of 80 FAs for the quarter, as net positive growth in experienced FAs was more than offset by a strategic decision to accelerate the departure of lower-performing trainees. Excluding this reduction, experienced FA headcount increased by 75 FAs for the quarter.

A detailed discussion of GPC’s revenues follows:

Fee-Based Revenues

Fee-based revenues primarily consist of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed quarterly in advance based on beginning of quarter asset values), such as Merrill Lynch Consults®, a separately managed account product. Fee-based revenues also include commissions related to distribution fees on mutual funds, asset-based commissions from insurance products and taxable and tax-exempt money market funds, and fixed annual account fees and other account-related fees. These commissions are included in commissions revenues on the Condensed Consolidated Statements of (Loss)/Earnings.

GPC’s fee-based revenues were $1.6 billion in the first quarter of 2008, up 10% from the year-ago quarter, primarily due to higher revenues from fee-based products and money market funds.

The value of client assets in GWM accounts at March 28, 2008 and December 28, 2007 were as follows:

(dollars in billions)

	As of	As of
	Mar. 28,	Dec. 28,
	2008	2007

Assets in client accounts U.S.	$1,479	$1,586
Non — U.S.	158	165

Total	1,637	1,751
Assets in annuitized-revenue products	607	655

The decrease in total client assets and assets in annuitized-revenue products in GWM accounts during the quarter was largely due to market depreciation, partially offset by net new money inflows. Net inflows of client assets into annuitized-revenue products and total net new money were $9 billion and $4 billion, respectively, for the first quarter of 2008.

Transactional and Origination Revenues

Transactional and origination revenues include certain commission revenues, such as those that arise from agency transactions in listed and OTC equity securities, mutual funds, and insurance products. These revenues also include principal transactions, which primarily represent bid-offer revenues on government bonds and municipal securities, as well as new issue revenues, which include selling concessions on newly issued debt and equity securities, including shares of closed-end funds.

Transactional and origination revenues were $926 million in the first quarter of 2008, up 2% from the year-ago quarter due to increased client transaction volumes in secondary markets, which were partially offset by reduced U.S. origination revenues from closed-end funds and equity products.

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

GPC’s net interest profit and related hedges were a record $638 million in the first quarter of 2008, up 8% from the year-ago quarter due to increased net interest revenue from deposits and the addition of First Republic revenues.

Other Revenues

GPC’s other revenues were $111 million in the first quarter of 2008, up 14% from the year-ago quarter, primarily due to a gain associated with the initial public offering of Visa Inc.

Global Investment Management

GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock. Under the equity method of accounting, an estimate of the net earnings associated with our approximately 50% economic ownership interest in BlackRock is recorded in the GIM portion of the GWM segment.

GIM’s first quarter 2008 revenues of $299 million were up 15% from the year-ago quarter, driven by an increase in revenues from our investment in BlackRock.

Geographic Information

Our operations are organized into five regions: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to our consolidated net revenues:

(dollars in millions)

	For the Three Months Ended

	Mar. 28,	Mar. 30,
	2008	2007	% Change

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,006	$2,102	(52)%
Pacific Rim	839	1,188	(29)
Latin America	459	386	19
Canada	72	184	(61)

Total Non-U.S.	2,376	3,860	(38)
United States(1)(2)	558	5,743	(90)

Total	$2,934	$9,603	(69)

(1)	Corporate net revenues and adjustments are reflected in the United States.
(2)	2008 U.S. net revenues include write-downs of $6.4 billion related to U.S. ABS CDOs, U.S. sub-prime and Alt-A residential mortgage positions, leveraged finance commitments, and credit valuation adjustments related to hedges with financial guarantors. These losses were partially offset by gains of $2.1 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Non-U.S. net revenues in the 2008 first quarter decreased to $2.4 billion, down 38% from the 2007 first quarter. The decrease was primarily attributable to lower net revenues generated in EMEA and the Pacific Rim. For GMI, non-U.S. net revenues decreased 43% from the 2007 first quarter. For GWM, non-U.S. net revenues increased 6% from the 2007 first quarter and represented 11% of total GWM net revenues.

Net revenues in EMEA were $1.0 billion in the 2008 first quarter, a decrease of 52% from the 2007 first quarter. The decrease was driven by lower net revenues from GMI, mainly within our FICC and Equity Markets businesses. Within our FICC business, we experienced lower net revenues primarily driven by decreases in our residential mortgage, structured finance and commercial real estate activities. Within our Equity Markets business, lower net revenues were driven primarily by decreases in our equity-linked and Strategic Risk Group businesses. In addition, net revenues from our private equity business declined in the 2008 first quarter by approximately $147 million compared with the 2007 first quarter. GWM net revenues rose 7% in the 2008 first quarter as compared with the prior year quarter.

Net revenues in the Pacific Rim were $839 million in the 2008 first quarter, a decrease of 29% from the 2007 first quarter. These results reflected decreases across multiple businesses and activities within GMI. Lower net revenues in FICC were driven by decreases in our credit and principal investment activities, while in Equity Markets, lower net revenues were driven by decreases from cash and equity-linked products.

Net revenues in Latin America increased 19% in the 2008 first quarter, reflecting strong results in both our GMI and GWM businesses. In GMI, FICC and Equity Markets generated higher net revenues with the most significant increases associated with global rates and currencies products. These increases were partially offset by lower Investment Banking net revenues, which decreased 86% primarily due to decreases in debt origination activities. GWM net revenues rose 9% in the 2008 first quarter as compared with the prior year quarter.

Net revenues in Canada decreased 61% in the 2008 first quarter, primarily due to lower net revenues from our Equity Markets and Investment Banking businesses within GMI.

U.S. net revenues were $558 million in the first quarter of 2008, down from $5.7 billion in the first quarter of 2007. The decreases were mainly driven by lower net revenues in GMI, primarily within our FICC and Investment Banking businesses. See the GMI results of operations sections for further information. The decline in GMI net revenues was partially offset by strong results from our GWM business, which generated net revenues of $3.2 billion, an increase of 10% from the year-ago quarter.

Consolidated Balance Sheets

We continuously monitor and evaluate the size and composition of the Condensed Consolidated Balance Sheet. The following table summarizes the balance sheets as of March 28, 2008 and December 28, 2007:

(dollars in millions)

		2008
	Mar. 28,	Quarterly	Dec. 28,	2007
	2008	Average(1)	2007	Average(1)

Assets
Trading-Related
Securities financing assets	$397,424	$417,487	$400,002	$490,729
Trading assets	232,083	253,026	234,669	254,421
Other trading-related receivables	114,168	111,444	95,753	93,556

	743,675	781,957	730,424	838,706

Non-Trading-Related
Cash	88,701	84,355	64,345	54,068
Investment securities	79,603	82,580	82,532	85,982
Loans, notes, and mortgages, net	79,258	84,794	94,992	81,704
Other non-trading assets	50,817	49,273	47,757	52,150

	298,379	301,002	289,626	273,904

Total assets	$1,042,054	$1,082,959	$1,020,050	$1,112,610

Liabilities Trading-Related
Securities financing liabilities	$338,158	$388,466	$336,876	$459,827
Trading liabilities	123,620	146,165	123,588	146,073
Other trading-related payables	110,434	113,111	91,550	107,198

	572,212	647,742	552,014	713,098

Non-Trading-Related
Short-term borrowings	21,633	17,865	24,914	20,231
Deposits	104,819	104,262	103,987	88,319
Long-term borrowings	259,453	237,557	260,973	211,118
Junior subordinated notes (related to trust preferred securities)	5,183	5,154	5,154	4,263
Other non-trading liabilities	42,212	33,893	41,076	36,180

	433,300	398,731	436,104	360,111

Total liabilities	1,005,512	1,046,473	988,118	1,073,209

Total stockholders’ equity	36,542	36,486	31,932	39,401

Total liabilities and stockholders’ equity	$1,042,054	$1,082,959	$1,020,050	$1,112,610

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Total assets at March 28, 2008 were $1,042 billion, an increase of $22 billion from December 28, 2007. The increase was primarily attributable to increases in cash and cash equivalents and customer receivables, partially offset by a decrease in loans, notes and mortgages. The increase in cash and cash equivalents was associated with our focus on increasing the Company’s liquidity position during the quarter (see Risk Management — Liquidity Risk). The increase in customer receivables was associated with increased trading and settlement activity at quarter-end. The decrease in loans, notes and mortgages was primarily due to the sale of Merrill Lynch Capital, which was completed in February 2008.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table below outlines our significant off-balance sheet arrangements, as well as the future expirations, as of March 28, 2008:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Liquidity, credit and default facilities	$27,117	$24,989	$2,064	$64	$-
Residual value guarantees	1,003	75	426	96	406
Standby letters of credit and other guarantees	50,101	1,960	1,146	887	46,108

Liquidity, Credit and Default Facilities

We provide guarantees to special purpose entities (“SPEs”) in the form of liquidity, credit and default facilities. The liquidity, credit and default facilities relate primarily to municipal bond securitization SPEs, whose assets are comprised of municipal bonds, and an asset-backed commercial paper conduit, whose assets primarily include auto and equipment loans and lease receivables. To protect against declines in value of the assets held by the SPEs for which we provide liquidity, credit or default facilities, we may economically hedge our exposure through derivative positions that principally offset the risk of loss of these facilities. See Notes 6 and 11 to the Condensed Consolidated Financial Statements for further information.

Residual Value Guarantees

Residual value guarantees are primarily related to leasing SPEs where either Merrill Lynch or a third-party is the lessee, and includes residual value guarantees associated with our Hopewell, NJ campus and aircraft leases of $322 million. At March 28, 2008, a liability of $12 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

Standby Letters of Credit

We also make guarantees to counterparties in the form of standby letters of credit. At March 28, 2008, we held $629 million of marketable securities as collateral to secure these guarantees and a liability of $35 million was recorded on the Condensed Consolidated Balance Sheet.

Other Guarantees

In conjunction with certain structured investment funds, we guarantee the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At March 28, 2008, a liability of $7 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

We also provide indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $167 million; however, we believe that the likelihood of loss with respect to these arrangements is remote. At March 28, 2008, no liabilities were recorded on the Condensed Consolidated Balance Sheet for these guarantees.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, we may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $45 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. We have recognized a repurchase reserve liability of approximately $458 million at March 28, 2008 arising from these residential mortgage sales and securitization transactions.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the theoretical maximum payout (notional value) because that measure does not take into consideration the probability of the occurrence. Additionally, the notional value is not a relevant indicator of our exposure to these contracts, as it is not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others, are included in Note 11 to the Condensed Consolidated Financial Statements.

We also fund selected assets, including CDOs and Collateralized Loan Obligations (“CLOs”), via derivative contracts with third-party structures, many of which are not consolidated on our balance sheets. Of the total notional amount of these total return swaps, approximately $28 billion is term financed through facilities provided by commercial banks, $26 billion is financed by long term funding provided by third party special purpose vehicles, and $5 billion is financed with asset-backed commercial paper conduits. In certain circumstances, we may be required to purchase these assets, which would not result in additional gain or loss to us as such exposure is already reflected in the fair value of our derivative contracts.

In order to facilitate client demand for structured credit products, we sell protection on high-grade collateral and buy protection on lesser grade collateral to certain SPEs which then issue structured credit notes.

Acting in our market making capacity, we enter into other derivatives with SPEs, both Merrill Lynch sponsored and third party, including interest rate swaps, credit default swaps and other derivative instruments.

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those for which we are not involved in the initial formation. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess whether our involvement necessitates consolidating the SPE or disclosing a significant involvement with the SPE. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs with which we transact include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued notes.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of obtaining a particular tax treatment for our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by ML & Co., or our subsidiaries, and issue preferred stock on substantially the same terms to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Condensed Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Condensed Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions. Refer to

Notes 6 and 11 to the Condensed Consolidated Financial Statements for additional information on Conduits.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Particularly in the case of SPEs that we establish, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations requiring us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. We may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 6 to the Condensed Consolidated Financial Statements.

•	Structured Investment Vehicles (“SIVs”): SIVs are leveraged investment programs that purchase securities and issue asset-backed commercial paper and medium-term notes. These SPEs are characterized by low equity levels with partial liquidity support facilities and the assets are actively managed by the SIV investment manager. We have not been the sponsor or equity investor of any SIV, though we have acted as a commercial paper or medium-term note placement agent for various SIVs.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at March 28, 2008. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, derivative contracts, commercial paper and other short-term borrowings and other payables; and (ii) deposits.

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Long-term borrowings	$259,453	$72,771	$58,438	$43,013	$85,231
Contractual interest payments(1)	49,817	7,512	11,182	11,061	20,062
Purchasing and other commitments	7,499	4,419	948	251	1,881
Junior subordinated notes (related to trust preferred securities)	5,183	-	-	-	5,183
Operating lease commitments	4,134	672	1,290	1,002	1,170

(1)	Relates to estimates of future interest payments associated with long-term borrowings based upon applicable interest rates as of March 28, 2008. Includes stated coupons, if any, on structured notes.

We issue U.S. dollar and non-U.S. dollar-denominated long-term borrowings with both variable and fixed interest rates, as part of our overall funding strategy. For further information on funding and long-term borrowings, see the Capital and Funding section below and Note 9 to the Condensed Consolidated Financial Statements. In the normal course of business, we enter into various noncancellable long-term operating lease agreements, various purchasing commitments, commitments to extend credit and other commitments. For detailed information regarding these commitments, see Note 11 to the Condensed Consolidated Financial Statements.

We had unrecognized tax benefits as of December 28, 2007 of approximately $1.5 billion in accordance with FIN 48. Of this total, approximately $1.2 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. As indicated in Note 14 of the 2007 Annual Report, unrecognized tax benefits with respect to the U.S. Tax Court case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.2 billion amounts above. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid have been excluded from the Contractual Obligations table.

Commitments

At March 28, 2008, our commitments had the following expirations:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit(1)	$64,445	$24,260	$10,920	$20,702	$8,563
Commitments to enter into forward dated resale and securities borrowing agreements	55,815	54,899	916	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	66,871	65,938	933	-	-

(1)	See Note 7 and Note 11 to the Condensed Consolidated Financial Statements.

Capital and Funding

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At March 28, 2008 and December 28, 2007 total long-term capital consisted of the following:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Common equity	$25,549	$27,549
Preferred stock(1)	10,993	4,383
Trust preferred securities(2)	4,754	4,725

Equity capital	41,296	36,657
Subordinated long-term debt obligations	11,208	10,887
Senior long-term debt obligations(3)	153,819	156,370
Deposits(4)	86,693	85,035

Total long-term capital	293,016	288,949

(1)	Merrill Lynch issued an additional $2.7 billion of 8.625% non-cumulative, perpetual fixed rate preferred stock on April 29, 2008, which is not included in the table.
(2)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at March 28, 2008 and December 28, 2007.
(3)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(4)	Includes $72,855 million and $13,838 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at March 28, 2008, and $70,246 million and $14,789 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 28, 2007 that we consider to be long-term based on our liquidity models.

At March 28, 2008, our long-term capital sources of $293.0 billion exceeded our estimated long-term capital requirements. See Risk Management — Liquidity Risk for additional information.

Equity Capital

At March 28, 2008, equity capital, as defined by Merrill Lynch, was $41.3 billion and comprised of $25.5 billion of common equity, $11.0 billion of preferred stock, and $4.8 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s CSE rules and capital adequacy methodologies of rating agencies. At March 28, 2008 Merrill Lynch was in compliance with applicable CSE standards. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

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

Major components of the changes in our equity capital for the first quarter of 2008 are as follows:

(dollars in millions)

Mar. 28,
2008

Balance at December 28, 2007	$36,657
Net loss	(1,962)
Issuance of common stock in connection with Temasek	2,362
Issuance of preferred stock, net of repurchases and re-issuances	6,610
Common and preferred stock dividends	(538)
Other comprehensive loss	(2,230)
Net effect of employee stock transactions and other	397

Balance at March 28, 2008	$41,296

Common Stock

On December 24, 2007, we reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”), on behalf of various investors, to sell an aggregate of 116.7 million shares of newly issued common stock at a price of $48.00 per share, for aggregate proceeds of approximately $5.6 billion. Temasek purchased 55 million shares in December 2007 and the remaining 36.7 million shares in January 2008. In addition, Temasek and its assignees exercised options to purchase an additional 12.5 million shares of our common stock at a purchase price of $48.00 per share in February 2008. Davis purchased 25 million shares in December 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

Preferred Stock

On various dates in January and February 2008, we issued an aggregate of 66,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share, to several long-term investors at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

On April 29, 2008, we issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

Balance Sheet Leverage

Assets-to-equity leverage ratios are among the metrics commonly used to assess a company’s capital adequacy. We believe that a leverage ratio adjusted to exclude certain assets considered to have low risk profiles and assets in customer accounts financed primarily by customer liabilities provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. We calculate adjusted assets by reducing total assets by (1) securities financing transactions and securities received as collateral less trading liabilities net of derivative contracts and (2) segregated cash and securities.

As leverage ratios are not risk sensitive, we do not rely on them to measure capital adequacy. When we assess our capital adequacy, we consider more sophisticated measures that capture the risk profiles of the assets, the impact of hedging, off-balance sheet exposures, operational risk, economic and regulatory capital requirements, and other considerations.

The following table provides calculations of our leverage ratios at March 28, 2008 and December 28, 2007:

(dollars in millions)
	Mar. 28, 2008		Dec. 28, 2007

Total assets	$1,042,054		$1,020,050
Less:
Receivables under resale agreements	212,319		221,617
Receivables under securities borrowed transactions	135,338		133,140
Securities received as collateral	49,767		45,245
Add:
Trading liabilities, at fair value, excluding derivative contracts	47,200		50,294

Sub-total	691,830		670,342
Less:
Segregated cash and securities balances	26,989		22,999

Adjusted assets	664,841		647,343
Less:
Goodwill and other intangible assets	5,064		5,091

Tangible adjusted assets	$659,777		$642,252
Stockholders’ equity	$36,542		$31,932
Add:
Trust preferred securities(1)	4,754		4,725

Equity capital	$41,296		$36,657
Tangible equity capital(2)	$36,232		$31,566
Leverage ratio(3)	25.2	x	27.8	x
Adjusted leverage ratio(4)	16.1	x	17.7	x
Tangible adjusted leverage ratio(5)	18.2	x	20.3	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at March 28, 2008 and December 28, 2007.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

The table above does not reflect the impact of the issuance of $2.7 billion of perpetual 8.625% non-cumulative preferred stock on April 29, 2008. On a pro forma basis including that equity issuance, our leverage ratio, adjusted leverage ratio and tangible adjusted leverage ratios would have been 23.8x, 15.2x, and 17.0x, respectively.

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

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)

	Mar. 28,	Dec. 28,
	2008	2007

Commercial paper	$10,254	$12,908
Promissory notes	500	2,750
Other unsecured short-term borrowings(1)	7,569	4,405
Current portion of long-term borrowings(2)	66,752	63,307

Total unsecured short-term borrowings	85,075	83,370

Senior long-term borrowings(3)	153,819	156,370
Subordinated long-term borrowings	11,208	10,887

Total unsecured long-term borrowings	165,027	167,257

Deposits	$104,819	$103,987

(1)	Excludes $3.3 billion and $4.9 billion of secured short-term borrowings at March 28, 2008 and December 28, 2007, respectively; these short-term borrowings are represented under a master note lending program.

(2)	Excludes $6.0 billion and $1.7 billion of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at March 28, 2008 and December 28, 2007, respectively.

(3)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, secured long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

Our primary funding objectives are maintaining sufficient funding sources to support our existing business activities and future growth while ensuring that we have liquidity across market cycles and through periods of financial stress. To achieve our objectives, we have established a set of funding strategies that are described below:

•	Diversify funding sources;
•	Maintain sufficient long-term borrowings;
•	Concentrate unsecured funding at ML & Co. (parent company);
•	Use deposits as a source of funding; and
•	Adhere to prudent governance principles.

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

At March 28, 2008 and December 28, 2007, our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)
	Mar. 28,		Dec. 28,
	2008		2007

USD	$145,532	51%	$165,285	57%
EUR	83,450	30	74,207	26
JPY	17,732	6	16,879	6
GBP	14,122	5	9,303	3
AUD	5,124	2	5,455	2
CAD	5,196	2	5,953	2
CHF	3,315	1	2,283	1
INR	1,707	1	1,964	1
Other(1)	4,908	2	4,558	2

Total(2)	$281,086	100%	$285,887	100%

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

We also diversify our funding sources by issuing various types of debt instruments, including structured notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $61.3 billion and $59.0 billion at March 28, 2008 and December 28, 2007, respectively.

Extendible notes are debt obligations that provide the holder an option to extend the note monthly but not beyond the stated final maturity date. These notes are included in long-term borrowings as the original maturity is greater than one year. Total extendible notes outstanding were not material at March 28, 2008 and were $1.8 billion at December 28, 2007, respectively.

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

At March 28, 2008, excluding junior subordinated notes, other subsidiary financing and the current portion of long-term debt, the weighted average maturity of our long-term unsecured borrowings was approximately 6.2 years based on contractual maturity dates. Including the current portion and assuming certain structured notes with contingent early redemption features are redeemed at the earliest possible date, the weighted average maturity was approximately 4.3 years.

The following chart presents our consolidated long-term borrowings maturity profile as of March 28, 2008 (quarterly for two years and annually thereafter):

See Note 9 to the Condensed Consolidated Financial Statements for additional information on our long-term borrowings.

The $72.7 billion of long-term debt maturing within the next twelve months consists of the following:

(dollars in billions)

Consolidated unsecured long-term debt maturities within twelve months	$72.7
Less: non-recourse debt and debt not guaranteed by ML & Co.	6.0
Less: warrant maturities(1)	8.5

ML & Co. maximum long-term debt maturities within twelve months	58.2
Less: ML & Co. debt that may potentially mature within twelve months, final maturity beyond twelve months(2)	8.5

ML & Co. contractual long-term debt maturities within twelve months	$49.7

(1)	Warrants are fully funded customer facilitation trades.
(2)	Consists of structured notes that are callable based on certain market triggers. See Note 9 to the Condensed Consolidated Financial Statements for further information on our structured notes.

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), for the three months ended March 28, 2008 were as follows:

(dollars in billions)

Mar. 28,
2008

Balance December 28, 2007	$261.0
Issuance and resale	23.8
Settlement and repurchase	(33.0)
Other(1)	7.7

Balance March 28, 2008(2)	$259.5

(1)	Relates to foreign exchange and other movements.
(2)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important component of our long-term borrowings. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At March 28, 2008, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $248.9 billion. Except for the $1.6 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs®”) outstanding at March 28, 2008 and the three-year multi-currency, unsecured bank facility discussed in Committed Credit Facilities, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

We use derivative transactions to more closely match the duration of borrowings to the duration of the assets being funded, thereby enabling interest rate risk to be within limits set by our Global Risk Management group. Interest rate swaps also serve to convert our interest expense and effective borrowing rate principally to floating rate. We also enter into currency swaps to hedge assets that are not financed through debt issuance in the same currency. We hedge investments in subsidiaries in non-U.S. dollar currencies in whole or in part to mitigate foreign exchange translation adjustments in accumulated other comprehensive loss. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information.

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

Deposit Funding

At March 28, 2008, our global bank subsidiaries had $104.8 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of

$77.5 billion includes an estimated $59.9 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits. In addition, the acquisition of First Republic has further diversified and enhanced our bank subsidiaries deposit funding base.

Deposits are not available as a source of funding to ML & Co. See Liquidity Risk in the Risk Management section for more information regarding our deposit liabilities.

Prudent Governance

We manage the growth and composition of our assets and set limits on the overall level of unsecured funding. Funding activities are subject to regular senior management review and control through Asset/Liability Committee meetings with treasury management and other independent risk and control groups. Our funding strategy and practices are reviewed by the Regulatory Oversight and Controls Committee, our executive management and the Finance Committee of the Board of Directors.

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including OTC derivatives. Factors that influence our credit ratings include the credit rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices. Management maintains an active dialogue with the major credit rating agencies.

Following the announcement of our first quarter results on April 17, 2008, Dominion Bond Rating Service Ltd., Fitch Ratings and Standard & Poor’s Ratings Services all affirmed their ratings. Moody’s Investors Service, Inc. affirmed the short-term ratings of ML & Co. and placed the long-term ratings of ML & Co. on review for possible downgrade. Rating agencies express outlooks from time to time on these credit ratings. Rating outlooks from Fitch Ratings and Standard & Poor’s Ratings Services have not changed since October 5, 2007, and remain negative. On April 17, 2008, the trends on all long-term ratings of ML & Co. from Dominion Bond Rating Service Ltd. were changed to negative.

The following table sets forth ML & Co.’s unsecured credit ratings as of April 28, 2008.

	Senior		Preferred
	Debt	Subordinated	Stock	Commercial	Rating
Rating Agency	Ratings	Debt Ratings	Ratings	Paper Ratings	Outlook

Dominion Bond Rating Service Ltd.	AA(low)	A(high)	A	R-1 (middle)	Negative
Fitch Ratings	A+	A	A	F1	Negative
Moody’s Investors Service, Inc.	A1	A2	A3	P-1	Review for Possible Downgrade(1)
Rating & Investment Information, Inc. (Japan)	AA-	A+	Not Rated	a-1+	Negative
Standard & Poor’s Ratings Services	A+	A	A-	A-1	Negative

(1)	Moody’s review for possible downgrade applies only to the long-term ratings; the commercial paper rating is not under review.

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At March 28, 2008, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $3.2 billion in the event of a one-notch downgrade and approximately an additional $0.7 billion in the event of a two-notch downgrade of ML & Co.’s long-term senior debt credit rating. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Cash Flows

Our previously issued Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2007 were restated to correct an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information. This restatement has been reflected in the following discussion.

Cash and cash equivalents of $61.7 billion at March 28, 2008 increased by $20.4 billion from December 28, 2007. Cash provided by operating activities was $14.6 billion for the three months ended March 28, 2008, primarily due to proceeds from loans, notes and mortgages held for sale of $6.9 billion and net cash provided by resale agreements and securities borrowed transactions of $7.1 billion, partially offset by net cash used in repurchase agreements and securities loaned transactions. Cash provided by investing activities was $9.7 billion and was primarily associated with the proceeds from the sale of discontinued operations. Cash used for financing activities was $3.9 billion and was primarily attributable to settlement and repurchases of long-term borrowings, net of issuances and resales, of $9.3 billion and cash used for payments for commercial paper and short-term borrowings of $3.9 billion, partially offset by the issuance of preferred and common stock of $9.1 billion.

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

We have taken a number of steps to reinforce a culture of disciplined risk-taking. First, in September 2007, we integrated the independent control functions of market and credit risk in the new Global Risk Management group under a single Chief Risk Officer, the former head of Global Credit and Commitments, who now reports directly to the Chief Executive Officer. Within Global Risk Management, we have combined the Credit and Market Risk teams in order to take a more integrated approach to the risks of each business. In addition, we hired a senior, experienced risk professional who joined Merrill Lynch in March 2008 as co-Chief Risk Officer. The co-Chief Risk Officers report jointly to the Chief Executive Officer. Global Treasury, which manages liquidity risk, and the

Operational Risk Group, which manages operational risk, continue to fall under the management responsibility of our Chief Financial Officer.

Second, in January 2008, our Chief Executive Officer established a weekly risk meeting attended by the heads of the trading businesses, the Chief Risk Officers, the Chief Financial Officer, and a Vice Chairman (the “Weekly Risk Review”). At this Weekly Risk Review the businesses and Global Risk Management provide updates on risk-related matters and report on a suite of risk measures and metrics.

Market Risk

We define market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and/or other risks.

Global Risk Management and other independent risk and control groups are responsible for approving the products and markets in which we transact and take risk. Moreover, Global Risk Management is responsible for identifying the risks to which these business units will be exposed in these approved products and markets. Global Risk Management uses a variety of quantitative methods to assess the risk of our positions and portfolios. In particular, Global Risk Management quantifies the sensitivities of our current portfolios to changes in market variables. These sensitivities are then utilized in the context of historical data to estimate earnings and loss distributions that our current portfolios would have incurred throughout the historical period. From these distributions, Global Risk Management derives a number of useful risk statistics, including value at risk (“VaR”), which are used to measure and monitor market risk exposures in our trading portfolios.

VaR is a statistical indicator of the potential losses in fair value of a portfolio due to adverse movements in underlying risk factors. We have a Risk Framework that is designed to define and communicate our market risk tolerance and broad overall limits across Merrill Lynch by defining and constraining exposure to specific asset classes, market risk factors and VaR.

The Trading VaR disclosed in the accompanying table (which excludes U.S. ABS CDO net exposures) is a measure of risk based on a degree of confidence that the current portfolio could lose at least a certain dollar amount, over a given period of time. To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time (i.e., one day in 20) is used as the estimate for the 95% confidence level VaR. The overall VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.

The calculation of VaR requires numerous assumptions and thus VaR should not be viewed as a precise measure of risk. Rather, it should be evaluated in the context of known limitations. These limitations include, but are not limited to, the following:

•	VaR measures do not convey the magnitude of extreme events;

•	Historical data that forms the basis of VaR may fail to predict current and future market volatility; and

•	VaR does not reflect the effects of market illiquidity (i.e., the inability to sell or hedge a position over a relatively long period).

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that may result in material losses for Merrill Lynch. As a result of the unprecedented credit market environment during 2007 and the first quarter of 2008, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions, VaR, stress testing and other risk measures significantly underestimated the magnitude of actual loss. These ABS CDO securities were AAA rated and no category of AAA rated securities (including ABS CDO) had ever experienced such significant volatility or loss of value. We are committed to the continuous development of additional risk measurement methods to date and plan to continue our investment in their development in light of recent market experience. Nevertheless, we also recognize that no risk metrics will exhaust the range of potential market stress events and, therefore, management will engage in a process of continuous re-evaluation of our approaches to risk management based on experience and judgment.

The table that follows presents our average and ending VaR for trading instruments for the first quarter of 2008 and the full-year 2007. Additionally, high and low VaR for the first quarter of 2008 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

The aggregate VaR for our trading portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. Thus, the difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following table and may be viewed as a measure of the diversification within our portfolios.

Trading Value at Risk

(dollars in millions)

					Daily	Daily
	Mar. 28	Dec. 28	High	Low	Average	Average
	2008	2007	1Q08	1Q08	1Q08	2007

Trading Value-at-Risk(1)
Interest rate and credit spread	$65	$52	$92	$40	$63	$52
Equity	20	26	28	15	20	28
Commodity	18	15	36	14	22	18
Currency	10	5	11	4	7	5

Subtotal(2)	113	98			112	103
Diversification benefit	(54)	(33)			(47)	(38)

Overall	$59	$65	$90	$51	$65	$65

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

Trading VaR was lower on March 28, 2008 as compared to December 28, 2007 due to increased diversification among risk factors resulting primarily from significant downside protection for equity and currency risk (i.e., long option positions). This decrease was partially offset by an increase in interest rate and credit risk which was primarily the result of a reduction in certain short trading positions.

Daily average trading VaR for the first quarter of 2008 remained level with the full year 2007 average due primarily to increased diversification among risk factors and a reduction in equity risk, offset, in part, by increased interest rate and credit risk which was primarily the result of a reduction in certain short trading positions and by the effects of increased market volatility.

Non-Trading Market Risk

Non-trading market risk includes the risks associated with certain non-trading activities, including investment securities, securities financing transactions and certain equity and principal investments. Interest rate risks related to funding activities are also included; however, potential gains and losses due to changes in credit spreads on the firm’s own funding instruments are excluded. Risks related to lending activities are covered separately in the Counterparty Credit Risk section below.

The primary market risk of non-trading investment securities and repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity. At March 28, 2008, the total credit spread sensitivity of these instruments was a pre-tax loss of $26 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared with $24 million at year-end 2007. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At March 28, 2008 and December 28, 2007, the net interest rate sensitivity of these positions is a pre-tax loss in economic value of less than $1 million for a parallel one basis point increase in interest rates across all yield curves. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

Other non-trading equity investments include direct private equity interests, private equity fund investments, hedge fund interests, certain direct and indirect real estate investments and other principal investments. These investments are broadly sensitive to general price levels in the equity or commercial real estate markets as well as to specific business, financial and credit factors which influence the performance and valuation of each investment uniquely. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information on these investments.

Counterparty Credit Risk

We define counterparty credit risk as the potential for loss that can occur as a result of an individual, counterparty, or issuer being unable or unwilling to honor its contractual obligations to us. The Credit Risk Framework is the primary tool that we use to communicate firm-wide credit limits and monitor exposure by constraining the magnitude and tenor of exposure to counterparty and issuer families. Additionally, we have country risk limits that constrain total aggregate exposure across all counterparties and issuers (including sovereign entities) for a given country within predefined tolerance levels.

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

Global Risk Management uses a variety of methodologies to set limits on exposure and potential loss resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. The group performs analyses in the context of industrial, regional, and global economic trends and incorporates portfolio and concentration effects when determining tolerance levels. Credit risk limits take into account measures of both current and potential exposure as well as potential loss and are set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, we conduct regular portfolio reviews, monitor counterparty creditworthiness, and evaluate potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses. We continue to invest additional resources to enhance our methods and policies to assist in managing our credit risk and to respond to evolving regulatory requirements.

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

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of March 28, 2008, gross of allowances for loan losses and credit valuation adjustments, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed.

(dollars in millions)

		Closed
By Credit Quality(1)	Loans	Commitments

AA or above	$4,848	$7,425
A	3,326	15,150
BBB	9,684	12,155
BB	17,037	7,353
B or below	13,571	4,949
Unrated	2,948	1,276

Total	$51,414	$48,308

(1)	Based on credit rating agency equivalent of internal credit ratings.

		Closed
By Industry	Loans	Commitments

Financial Institutions	23%	23%
Industrial/Manufacturing	22	17
Real Estate	21	5
Consumer Goods and Services	7	13
Energy/Utilities	3	12
Lodging/Entertainment	6	6
Transportation	2	6
All Other	16	18

Total	100%	100%

		Closed
By Country	Loans	Commitments

United States	51%	70%
United Kingdom	12	7
Germany	6	6
Japan	5	0
France	4	1
All Other	22	16

Total	100%	100%

As of March 28, 2008, our largest commercial lending industry concentration was to financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than five years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

Residential Mortgage Lending

Certain residential mortgage loans include features that may result in additional credit risk when compared to more traditional types of mortgages. The additional credit risk arising from these mortgages is addressed first through adherence to underwriting guidelines. These guidelines are established within the business units and monitored by Global Risk Management. Credit risk is closely monitored in order to ensure that valuation adjustments are sufficient and valuations are appropriate. For additional information on residential mortgage lending, see the 2007 Annual Report.

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

The following is a summary of counterparty credit ratings for the fair value (net of $30.2 billion of collateral, of which $25.1 billion represented cash collateral) of OTC trading derivative assets by maturity at March 28, 2008.

(dollars in millions)
	Years to Maturity				Maturity
Credit Rating(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$7,208	$3,856	$5,813	$15,981	$(7,453)	$25,405
A	7,929	3,174	770	8,185	(3,769)	16,289
BBB	4,386	1,609	1,409	7,076	(745)	13,735
BB	2,417	511	325	1,360	(628)	3,985
B or below	1,826	1,269	462	4,181	(153)	7,585
Unrated	1,919	335	56	317	(54)	2,573

Total	$25,685	$10,754	$8,835	$37,100	$(12,802)	$69,572

(1)	Represents credit rating agency equivalent of internal credit ratings.

(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

As of March 28, 2008 and December 28, 2007, the aggregate Global Liquidity Sources were $210 billion and $200 billion, respectively, consisting of the following:

(dollars in billions)
	March 28,	December 28,
	2008	2007

Excess liquidity pool	$82	$79
Unencumbered assets at bank subsidiaries	57	57
Unencumbered assets at non-bank subsidiaries	71	64

Global Liquidity Sources	$210	$200

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. At March 28, 2008 and December 28, 2007, the total carrying value of the excess liquidity pool, net of related hedges, was $82 billion and $79 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At March 28, 2008, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At March 28, 2008, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At March 28, 2008 and December 28, 2007, unencumbered liquid assets of $57 billion in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At March 28, 2008 and December 28, 2007, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $71 billion and $64 billion, respectively, of unencumbered securities, including $11 billion of customer margin securities at March 28, 2008 and $10 billion at December 28, 2007. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Off-Balance Sheet Financing

We fund selected assets via derivative contracts with third party structures, many of which are not consolidated on our balance sheet, to provide financing through both term funding arrangements and asset-backed commercial paper. Certain CDO and CLO positions are funded through these vehicles, predominantly pursuant to long term funding arrangements. In our liquidity models, we assume that under various stress scenarios, financing would be required from ML& Co. and its subsidiaries for certain of these assets. In our models, under a severe stress scenario, we estimate that the amount of potential future required funding could be up to $15 billion. Although the exact timing of any cash outflows is uncertain, we are confident that we can meet potential funding obligations without materially impacting the firm’s liquidity position based upon the significant excess liquidity at the holding company and in our banking and non-banking subsidiaries as well as our ability to generate cash in the public markets. Additionally, any purchase of these assets would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of March 28, 2008 and which expires in April 2010. This facility permits borrowings by ML & Co. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At both March 28, 2008 and December 28, 2007, we had $1.0 billion of borrowings outstanding under this facility. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceeded.

We also maintain two committed, secured credit facilities which were $3.5 billion and $3.0 billion, respectively, at both March 28, 2008 and December 28, 2007. These facilities expire in May 2008 and December 2008. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At March 28, 2008 and December 28, 2007, we had no borrowings outstanding under either facility. We are in the process of renewing the $3.5 billion facility.

In addition, we maintain committed, secured credit facilities with two financial institutions that totaled $11.75 billion at March 28, 2008 and December 28, 2007. The secured facilities may be collateralized by government obligations eligible for pledging. The facilities expire at various dates through 2014, but may be terminated earlier by either party under certain circumstances. At March 28, 2008 and December 28, 2007, we had no borrowings outstanding under these facilities.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and

(2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At March 28, 2008, our long-term capital sources of $293.0 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

Federal Reserve Liquidity Facilities

On March 11, 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under this new Term Securities Lending Facility (“TSLF”), the Federal Reserve will lend up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including federal agency debt, federal agency RMBS and non-agency AAA/Aaa-rated private-label RMBS.

On March 16, 2008, the Federal Reserve announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for collateral that may include a broad range of investment-grade debt securities, including corporate, municipal, RMBS and ABS securities. The facility has been established for at least six months and may be extended by the Federal Reserve.

We may at times use the TSLF and PDCF as additional sources of secured funding.

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

Critical Accounting Policies and Estimates

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of QSPEs;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term. For more information regarding the specific methodologies used in determining estimates, refer to Use of Estimates in Note 1 of the 2007 Annual Report.

Of Merrill Lynch’s significant accounting policies (see Note 1 in the 2007 Annual Report), the following involve a higher degree of judgment and complexity.

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

See further discussion in Note 1 to the Condensed Consolidated Financial Statements.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the Condensed Consolidated Financial Statements. For example, on long-dated and illiquid contracts we apply extrapolation methods to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to fair value all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market price of these instruments. Obtaining the fair value for OTC derivative contracts requires the use of management judgment and estimates. In addition, during periods of market illiquidity, the valuation of certain cash products can also require significant judgment and the use of estimates by management. Examples of specific instruments and inputs that require significant judgment are discussed below under Level 3.

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

Valuation Controls

Given the prevalence of fair value measurement in our financial statements, the control functions related to the fair valuation process are a critical component of our business operations. Prices and model inputs provided by our trading units are verified with external pricing sources to ensure that the use of observable market data is used whenever possible. Similarly, valuation models created by our trading units are independently verified and tested. These control functions are independent of the trading units and include Business Unit Finance, the Product Valuation Group and Global Risk Management. Similar valuation controls are also utilized in connection with the valuation of private equity and other principal investments.

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

SFAS 157 Hierarchy

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

Level 3

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Valuation-related issues confronted by ourselves and market participants since the second half of 2007 include uncertainty resulting from a drastic decline in market activity for certain credit products; significant increase in dependence on model-related assumptions and/or unobservable model inputs; doubts about the quality of the market information used as inputs; and significant downgrades of structured products by rating agencies.

Provided below are the percentage of level 3 assets and liabilities to total assets and liabilities, respectively.

(dollars in millions)
	Mar 28,	December 28,
	2008	2007

Level 3 assets(1)	$82,367	$48,606
Level 3 assets as a percentage of total assets	8%	5%
Level 3 liabilities	$57,571	$39,872
Level 3 liabilities as a percentage of total liabilities	6%	4%

(1)	Includes assets measured at fair value on a recurring and non-recurring basis

Level 3 assets are primarily comprised of:

•	mortgage related positions, both residential and commercial, within trading assets of $9.3 billion, derivative assets of $20.6 billion and loans measured at fair value on a non-recurring basis of $12.5 billion;
•	credit derivatives of $18.0 billion on corporate and other non-mortgage underlyings that incorporate unobservable correlation;
•	corporate bonds and loans within trading assets of $6.2 billion (including $1.6 billion of auction rate securities);
•	private equity and principal investment positions of $4.3 billion within investment securities;
•	equity, currency and commodity derivative contracts of $7.6 billion, that are long-dated and/or have unobservable correlation.

Level 3 liabilities are primarily comprised of:

•	mortgage related derivative liabilities, both residential and commercial, of $25.0 billion;
•	credit derivatives of $16.9 billion on corporate and other non-mortgage underlyings that incorporate unobservable correlation;
•	equity and currency derivative contracts of $7.5 billion that are long-dated and/or have unobservable correlation;
•	structured notes classified as long term borrowings of $5.7 billion with embedded equity and commodity derivatives that are long-dated and/or have unobservable correlation; and
•	non-recourse debt arrangements classified as long term borrowings of $1.7 billion related to certain non-recourse long-term borrowings issued by consolidated SPEs.

Level 3 assets increased due to the recording of trading assets, for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. In the first quarter of 2008, we recorded certain of these trading assets as a result of consolidating certain SPEs that held the underlying assets on which the total return swaps were referenced. As a result of the consolidation of the SPEs, the total return swaps with the SPEs were eliminated and we recorded the underlying assets held by the SPEs. In addition, there were transfers of $5.6 billion of European commercial real estate mortgage loans into level 3 that had previously been classified in Level 2. During the first quarter of 2008, there was a decrease in the liquidity for these products, resulting in the increased use of unobservable inputs to derive their fair value. The income associated with these assets transferred into level 3 was not significant in the first quarter of 2008. The remaining increase in level 3 assets was due primarily to transfers of $12.2 billion of credit derivative assets into level 3 from level 2. These were offset by corresponding transfers of $13.0 billion of credit derivative liabilities on corporate and non-mortgage underlyings into level 3 from level 2, which accounted for substantially all of the increase in level 3 liabilities. These derivatives incurred gains of $1.0 billion during the first quarter of 2008.

The following outlines the valuation methodologies for the most significant Level 3 assets:

Mortgage related positions

In the most liquid markets, readily available or observable prices are used in valuing mortgage related positions. In less liquid markets, such as those that we have encountered since the second half of 2007, the lack of securitization activity and related pricing necessitates the use of other available information and modeling techniques to approximate the fair value for some of these positions, including whole loans, derivatives, and securities.

U.S. ABS CDOs

The valuation for certain of our U.S. ABS CDO positions is based on cash flow analysis including cumulative loss assumptions. These assumptions are derived from multiple inputs including mortgage remittance reports, housing prices and other market data. Relevant ABX indices are also analyzed as part of the overall valuation process.

Commercial real estate

For certain European commercial mortgages, we consider collateral performance and review available market comparables (e.g., whole loan sales). Relevant ITRAXX credit indices are also analyzed as part of the overall valuation process.

Residential mortgages

For certain U.K. residential mortgages, we employ a fundamental cash flow valuation approach. To determine fair value for these instruments, we use assumptions and inputs derived from multiple sources including mortgage remittance reports, prepayment rates, delinquency rates, collateral valuation reports and other market data where available.

Corporate debt and loans

Certain corporate debt and loans have limited price transparency, particularly those related to emerging market, leveraged and distressed companies. Where credit spread pricing is unavailable for a particular company, recent trades as well as proxy credit spreads and trends may be considered in the valuation. For leveraged loans, we may also refer to certain credit indices.

Private equity and principal investments

For certain private equity and principal investments held, investment methodologies include discounted cash flows, publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, or entry level multiples, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to the fair value include, but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets.

Derivatives and structured notes with significant unobservable correlation

We enter into a number of derivative contracts and issue structured notes where the performance is wholly or partly dependent on the relative performance of two or more assets. In these transactions, referred to as correlation trades, correlation between the assets can be a significant factor in the valuation. Examples of this type of transaction include: equity or foreign exchange baskets, constant maturity swap spreads (i.e., options where the performance is determined based upon the fluctuations between two benchmark interest rates), and commodity spread trades. Many correlations are available through external pricing services. Where external pricing information is not available, management uses estimates based on historical data, calibrated to more liquid market information. Unobservable credit correlation, such as that influencing the valuation of complex structured CDOs, is calibrated using a proxy approach (e.g., using implied correlation from traded credit index tranches as a proxy for calibrating correlation for a basket of single-name corporate investment grade credits that are infrequently traded).

Derivatives and structured notes with significant unobservable volatility

We enter into a number of derivative contracts and issue structured notes whose values are dependent on volatilities for which market observable values are not available. These volatilities correspond to options with long-dated expiration dates, strikes significantly in or out of the money, and/or in the case of interest rate underlyings, a large tenor (i.e., an underlying interest rate reference that itself is long-dated). We use model-based extrapolation, proxy techniques, or historical analysis to derive the unobservable volatility. These methods are selected based on available market information and are used across all asset classes. Volatility estimation can have a significant impact on valuations.

See Note 3 to the Condensed Consolidated Financial Statements for additional information.

Litigation

We have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities as a global diversified financial services institution. We are also involved in investigations and/or proceedings by governmental and self-regulatory agencies. In accordance with SFAS No. 5, Accounting for Contingencies, we will accrue a liability when it is probable of being incurred, and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict or estimate what the eventual loss or range of loss related to such matters will be. See Note 11 to the Condensed Consolidated Financial Statements and Other Information — Legal Proceedings for further information.

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

We are under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which we have significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for 2004 is expected to be completed in the second quarter. It is probable that adjustments will be proposed for two issues which we will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to two different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. Refund claims for foreign tax credit carrybacks from the 2004 year will be subject to Joint Committee of Taxation review. Japan tax authorities are currently auditing the fiscal tax years March 31, 2004 through March 31, 2007 and are expected to complete the audit during 2008. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006.

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

RECENT ACCOUNTING DEVELOPMENTS

Please refer to Note 1, New Accounting Pronouncements, in the Condensed Consolidated Financial Statements for a description of the following recent accounting developments:

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51;

•	FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions;

•	SFAS No. 141R, Business Combinations;

•	Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies;

•	FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39;

•	SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities;

•	SFAS No. 157, Fair Value Measurements;

•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R;

•	Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109;

•	SFAS No. 156, Accounting for Servicing of Financial Assets; and

•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.

ASF Framework

In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage (“ARM”) Loans” (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts (including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs). The ASF Framework attempts to reduce the number of U.S. subprime residential mortgage borrowers who might default because the borrowers cannot afford to pay the increased interest rate on their loans after their subprime residential mortgage variable loan rate resets.

The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, were originated between January 1, 2005 and July 31, 2007, have an initial interest rate reset date between January 1, 2008 and July 31, 2010, and are included in securitized pools (these loans are referred to as “subprime ARM loans” within the ASF Framework). The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable rate loan to meet specific conditions to qualify for a fast track loan modification under which the qualifying borrower’s interest rate will be kept at the existing initial rate, generally for five years following the upcoming reset.

In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a Segment 2 subprime ARM loan (as defined by the ASF Framework) is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS No. 140”). The OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS No. 140.

Certain loans are accounted for off balance sheet and have been modified but not as part of the ASF Framework. In those instances, an analysis of the borrower and loan for those off balance sheet loans that have been modified is performed by the servicer to demonstrate that default on the loan is imminent or reasonably foreseeable.

We adopted the ASF Framework during the first quarter of 2008, but have not yet modified a significant volume of loans using the ASF Framework. We do not expect that our application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that we do not service) as of March 28, 2008, was approximately $44.4 billion. Of this amount, approximately $28.5 billion relates to subprime ARM loans we service. Our retained interests in Company-sponsored QSPEs that hold subprime ARM loans totaled approximately $266 million as of March 28, 2008.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007:

Enron Litigation

Newby v. Enron Corp., et al.: The parties are currently briefing whether the case should be dismissed based on the Fifth Circuit’s March 19, 2007 decision rejecting class certification and the Supreme Court’s January 15, 2008 decision rejecting liability in another case, Stoneridge Investment v. Scientific Atlanta. Briefing is scheduled to be completed by June 9, 2008.

Subprime-Related Litigation

On March 12, 2008, the U.S. District Court for the Southern District of New York established a briefing schedule for the principal subprime-related litigation pending against Merrill Lynch and related parties, including the shareholder litigation, the shareholder derivative actions, and the ERISA litigation. Under the current schedule, consolidated amended complaints are scheduled to be filed on or before May 21, 2008, and briefing on motions to dismiss is scheduled to be completed by September 18, 2008.

XL Litigation

On March 19, 2008, Merrill Lynch International and Merrill Lynch & Co., Inc. filed an action in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that XL Capital Assurance Inc. and XL Admin LLC (collectively, “XL”) continue to be bound by seven credit default swaps on collateralized debt obligations. The complaint alleges that XL’s purported termination of the swaps is improper and that the swaps remain in full force and effect. On March 31, 2008, XL filed an answer and counterclaim seeking, among other things, a declaration that it is no longer bound by the swaps. On April 18, 2008, Merrill Lynch asked the court to grant summary judgment on Merrill Lynch’s claims. Briefing on Merrill Lynch’s motion is scheduled to be completed on May 22, 2008. The court is scheduled to hear argument on the motion on June 4, 2008. If the motion is not granted, trial is scheduled to begin on September 4.

Auction-Rate Litigation

Burton v. Merrill Lynch & Co., Inc., et al.: On March 25, 2008, a purported class action was filed in the U.S. District Court for the Southern District of New York against Merrill Lynch on behalf of persons who purchased and continue to hold auction rate securities offered for sale by Merrill Lynch between March 25, 2003 and February 13, 2008. The complaint alleges that Merrill Lynch failed to disclose material facts about auction rate securities. A similar action, captioned Stanton v. Merrill Lynch & Co., Inc., et al., was filed the next day in the same court. Merrill Lynch intends to vigorously defend itself in these actions. Merrill Lynch also has received requests for information from various governmental agencies regarding auction rate securities, including the recent failure of auctions, and is cooperating with those requests.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits, arbitrations, and investigations, including the lawsuits disclosed above, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Merrill Lynch. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended March 28, 2008.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Dec. 29, 2007 — Feb. 1, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	15,018,262	$55.42	N/A	N/A

Month #2 (Feb. 2, 2008 — Feb. 29, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	939,451	$52.70	N/A	N/A

Month #3 (Mar. 1, 2008 — Mar. 28, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	1,121,185	$45.03	N/A	N/A

First Quarter 2008 (Dec. 29, 2007 — Mar. 28, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	17,078,898	$54.59	N/A	N/A

(1)	No repurchases were made for the quarter ended March 28, 2008.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered, attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 12 and 13 to the 2007 Annual Report for additional information on these plans.

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

On December 24, 2007, we reached agreements with each of Temasek Capital (Private) Limited (“Temasek”) and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116,666,666 shares of newly issued common stock, par value $1.331/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion. Temasek initially purchased 91,666,666 shares of our common stock (the “Original Shares”) at a price of $48.00 per share, or an aggregate purchase price $4.4 billion. Temasek purchased 55,000,000 of the Original shares in December 2007 and the remaining 36,666,666 in January 2008. In addition in February 2008, Temasek and its assignees exercised options to purchase an additional 12,500,000 shares of our common stock at a purchase price of $48.00 per share for an aggregate purchase price of $600 million. Temasek is subject to customary standstill provisions, including a prohibition on acquisitions of additional voting securities that would cause Temasek to own 10% or more of our common stock, that will expire on the earlier of (x) 2 years or (y) such time as Temasek owns less than 5% of our outstanding common stock. Certain terms of Temasek’s investment are described in Exhibit 99.2 to our Current Report on Form 8-K, dated December 28, 2007.

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

On April 24, 2008, ML & Co. held its Annual Meeting of Shareholders, at which approximately 84.9% of the shares of ML & Co. common stock outstanding and eligible to vote, either in person or by proxy, was represented, constituting a quorum. At the Annual Meeting, the following matters were voted upon: (i) the election of four directors to the Board of Directors to hold office for a term of three years; (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm for the fiscal year 2008; (iii) a shareholder proposal requesting cumulative voting in the election of directors; (iv) a shareholder proposal requesting that ML & Co. prohibit executive officer stock sales during a buyback; (v) a shareholder proposal requesting that ML & Co. adopt a practice of submitting executive compensation to shareholder vote on an annual basis; and (vi) a shareholder proposal on adopting certain specified employment principles. Proxies for the Annual Meeting were solicited by the Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The shareholders elected the four nominees to the Board of Directors as set forth in ML & Co.’s Proxy Statement. There was no solicitation in opposition to the nominees. The votes cast for and against, as well as the number of abstentions for each director were as follows: Carol T. Christ received 770,164,519 votes in favor, 53,731,280 votes against and 11,864,353 shares abstained; Armando M. Codina received 713,390,902 votes in favor,110,472,806 votes against and 11,896,444 shares abstained; Judith Mayhew Jonas received 768,272,085 votes in favor, 55,941,219 votes against and 11,546,848 shares abstained; and John A. Thain received 789,503,972 votes in favor, 43,145,916 votes against and 3,110,264 shares abstained. There were no broker non-votes for the election of the four directors.

The shareholders ratified the appointment of Deloitte & Touche LLP as ML & Co.’s independent registered public accounting firm. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 810,512,252 votes in favor, 16,805,500 votes against and 8,442,400 shares abstained. There were no broker non-votes for this proposal.

The shareholders did not approve the shareholder proposal concerning cumulative voting in the election of directors. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 191,065,808 votes in favor, 492,214,562 votes against and 9,735,584 shares abstained. 61,399,457 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending that Merrill Lynch adopt a practice of prohibiting executive officer stock sales during a buyback. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 59,573,250 votes in favor, 619,175,524 votes against and 14,267,180 shares abstained. 61,399,457 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending that Merrill Lynch adopt a practice of submitting executive compensation to shareholder vote on an annual basis. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 249,629,929 votes in favor, 416,130,691 votes against and 27,255,334 shares abstained. 61,399,457 shares represented broker non-votes and had no effect on the vote on the proposal.

The shareholders did not approve the shareholder proposal recommending that Merrill Lynch adopt certain specified employment principles. The votes cast for and against, as well as the number of abstentions for this proposal were as follows: 208,363,318 votes in favor, 445,886,194 votes against and 38,766,442 shares abstained. 61,399,457 shares represented broker non-votes and had no effect on the vote on the proposal.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH & CO., INC.
(Registrant)

By:	/s/ Nelson Chai
     Nelson Chai
     Executive Vice President and
     Chief Financial Officer

By:	/s/ Christopher Hayward
     Christopher Hayward
     Finance Director and
     Principal Accounting Officer

Date: May 5, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of Merrill Lynch, effective as of May 3, 2001 (Exhibit 3.1 is incorporated by reference to Merrill Lynch’s Current Report on Form 8-K dated November 14, 2005).
3.2 & 4.1	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 1 (Exhibits 3.2 and 4.1 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.3 & 4.2	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 2 (Exhibits 3.3 and 4.2 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.4 & 4.3	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.375% Non-Cumulative Preferred Stock, Series 3 (Exhibits 3.4 and 4.3 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.5 & 4.4	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 4 (Exhibits 3.5 and 4.4 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.6 & 4.5	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 5 (Exhibits 3.6 and 4.5 are incorporated by reference to Registrant’s Current Report on Form 8-K dated March 20, 2007).
3.7 & 4.6	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6 (Exhibits 3.7 and 4.6 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3.8 & 4.7	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7 (Exhibits 3.8 and 4.7 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3.9 & 4.8	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (Exhibits 3.9 and 4.8 are incorporated by reference to Registrant’s Current Report on Form 8-K dated January 16. 2008).
3.10 & 4.9	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 8.625% Non-Cumulative Preferred Stock, Series 8 (Exhibits 3.10 and 4.9 are incorporated by reference to Registrant’s Current Report on Form 8-K dated April 29, 2008).
3.11	ML & Co.’s Restated By-Laws, effective as February 25, 2008 (filed as Exhibit 3.1 to ML&Co.’s Report on Form 8-K dated February 26, 2008).

Exhibit
Number	Exhibit

4	Instruments defining the rights of security holders, including indentures:
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
10.1	Form of Agreement dated February 27, 2008 with Thomas J. Sanzone (filed as Exhibit 10.1 to ML & Co.’s Report on Form 8-K dated March 7, 2008).
10.2	Form of Agreement dated May 1, 2008 with Thomas K. Montag (filed as Exhibit 10.1 to ML & Co.’s Report on Form 8-K dated May 2, 2008).
12*	Statement re: computation of ratios.
15*	Letter of awareness from Deloitte & Touche LLP, dated May 5, 2008, concerning unaudited interim financial information.
31.1*	Rule 13a-14(a) Certification.
31.2*	Rule 13a-14(a) Certification.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Measures (Filed as Exhibit 99.1 to ML & Co.’s Report on Form 8-K dated April 21, 2008).

*	Filed Herewith